Form 10-Q
period 1996-04-30
SUPREME INTERNATIONAL CORP
filed 1996-06-14
CIK 900349

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21764

                        SUPREME INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

         FLORIDA                                             59-1162998
(State of other jurisdiction of                    (IRS Employer Identification
 Incorporation or organization)                              Number)

        7495 NW 48TH STREET
          MIAMI, FLORIDA                                    33166
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:    (305) 592-2830

Former name, former address and fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock is 4,349,033 (as of June 12, 1996).

                        SUPREME INTERNATIONAL CORPORATION

                                     INDEX
PART I: FINANCIAL INFORMATION

ITEM 1:

Consolidated Balance Sheets
         as of April 30, 1996 (Unaudited) and January 31, 1996 .............   1

Consolidated Statements of Income (Unaudited)
         for the three months ended April 30, 1996 and April 30, 1995 ......   2

Consolidated Statements of Cash Flows (Unaudited)
         for the three months ended April 30,1996 and April 30,1995 ........   3

Notes to Consolidated Financial Statements .................................   4

ITEM 2:

Management's Discussion and Analysis
         of Financial Condition and Results of Operations ..................   5

PART II: OTHER INFORMATION .................................................   8

Signatures .................................................................   9

                       SUPREME INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
              AS OF APRIL 30, 1996 AND JANUARY 31, 1996

                                                                                                       APRIL 30,
                                                                                                         1996            JANUARY 31,
ASSETS                                                                                                (UNAUDITED)            1996
                                                                                                      -----------        -----------
CURRENT ASSETS
  Cash .......................................................................................        $   269,771        $   258,533
  Accounts receivable, net ...................................................................         27,681,430         18,101,151
  Inventories ................................................................................         27,436,418         30,352,993
  Deferred income taxes ......................................................................            828,313            828,313
  Other current assets .......................................................................            751,988          1,153,785
                                                                                                      -----------        -----------
            Total current assets .............................................................         56,967,920         50,694,775

PROPERTY AND EQUIPMENT, net ..................................................................          2,053,748          2,078,327

INTANGIBLE ASSETS, net .......................................................................            718,901            674,199

OTHER ........................................................................................            502,137            288,123
                                                                                                      -----------        -----------
TOTAL ........................................................................................        $60,242,706        $53,735,424
                                                                                                      ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ...........................................................................        $ 5,158,503        $ 1,523,560
  Accrued expenses ...........................................................................          1,442,183          1,189,171
  Other current liabilities ..................................................................          1,165,699            221,666
                                                                                                      -----------        -----------
           Total current liabilities .........................................................          7,766,385          2,934,397

LONG-TERM DEBT ...............................................................................          8,929,937          6,967,943
                                                                                                      -----------        -----------
           Total liabilities .................................................................        $16,696,322        $ 9,902,340
                                                                                                      -----------        -----------
STOCKHOLDERS' EQUITY
  Preferred stock - $.01 par value; 1,000,000 shares authorized;
      no shares issued or outstanding ........................................................        $      --          $      --
  Common stock - $.01 par value; 10,000,000 shares authorized;
      4,533,333 shares issued less 184,300 of treasury stock at April 30, 1996 and 4,533,333 shares issued and outstanding
      at January 31, 1996 ....................................................................             43,490             45,333
  Additional paid-in capital .................................................................         27,419,474         29,319,261
  Retained earnings ..........................................................................         16,083,420         14,468,490
                                                                                                      -----------        -----------
          Total stockholders' equity .........................................................         43,546,384         43,833,084
                                                                                                      -----------        -----------
TOTAL ........................................................................................        $60,242,706        $53,735,424
                                                                                                      ===========        ===========

See notes to consolidated financial statements.

                       SUPREME INTERNATIONAL CORPORATION

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   THREE MONTHS ENDED APRIL 30,
                                                    --------------------------
                                                       1996            1995
                                                    -----------    -----------
NET SALES .......................................   $37,355,127    $35,042,696

COST OF GOODS SOLD ..............................    29,163,236     26,387,150
                                                    -----------    -----------
GROSS PROFIT ....................................     8,191,891      8,655,546

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ....     5,375,898      5,431,618
                                                    -----------    -----------
OPERATING INCOME ................................     2,815,993      3,223,928

INTEREST EXPENSE ................................       213,063        651,130
                                                    -----------    -----------
INCOME BEFORE INCOME TAXES ......................     2,602,930      2,572,798

PROVISION FOR INCOME TAXES ......................       988,000        977,663
                                                    -----------    -----------
NET INCOME ......................................   $ 1,614,930    $ 1,595,135
                                                    ===========    ===========
NET INCOME PER SHARE ............................   $      0.37    $      0.45
                                                    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES ........     4,385,923      3,533,333
                                                    ===========    ===========
See notes to consolidated financial statements.

                       SUPREME INTERNATIONAL CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              THREE MONTHS ENDED APRIL 30,
                                                                               --------------------------
                                                                                  1996           1995
                                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ...............................................................   $ 1,614,930    $ 1,595,135
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation and amortization ..........................................        57,166         84,061
    Changes in assets and liabilities:
     Increase in accounts receivable, net ..................................    (9,580,279)    (7,053,663)
     Decrease (Increase) in inventories ....................................     2,916,575     (1,723,545)
     Decrease in other  current assets .....................................       401,797        166,133
     Increase in other assets ..............................................      (214,014)       (38,448)
     Increase (Decrease) in accounts payable and accrued expenses ..........     3,887,955       (548,642)
     Increase in other current liabilities .................................       944,033        390,073
                                                                               -----------    -----------
                       Net cash provided (used) by operating activities ....        28,163     (7,128,896)
                                                                               -----------    -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
      Purchase of fixed and intangible assets ..............................       (77,289)      (190,798)
                                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net decrease in borrowings under credit facilities ...................          --         (760,068)
      Borrowings on long-term debt, current portion ........................          --        6,086,739
      Proceeds from long-term debt .........................................     1,961,994      1,687,932
      Purchase of treasury stock ...........................................    (1,901,630)          --
                                                                               -----------    -----------
                       Net cash provided by financing activities ...........        60,364      7,014,603
                                                                               -----------    -----------
NET INCREASE (DECREASE) IN CASH ............................................        11,238       (305,091)

CASH  AT BEGINNING OF PERIOD ...............................................       258,533        341,626
                                                                               -----------    -----------
CASH  AT END OF PERIOD .....................................................   $   269,771    $    36,535
                                                                               ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:

                            Interest .......................................   $   176,760    $   404,384
                                                                               ===========    ===========
                            Income taxes ...................................   $    14,549    $   756,750
                                                                               ===========    ===========

See notes to consolidated financial statements.

               SUPREME INTERNATIONAL CORPORATION

ITEM 1.        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   1.          GENERAL

               The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Registrant's Annual Report on Form 10-K for the year ended January 31, 1996. In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period presented and all such adjustments are of a normal and recurring nature. The results of operations for the three months ended April 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

               In February 1996, Supreme International Corporation's (the "Company") Board of Directors authorized a stock repurchase program for up to 500,000 shares of its outstanding common stock. See schedule related to treasury stock in Note 5.

   2.          INVENTORY

               Inventories are stated at lower of cost or market on a First-in First-out basis and consist of:
                                         APRIL 30, 1996    JANUARY 31, 1996
                                          -----------        -----------
Finished goods ........................   $21,750,112        $26,673,903
Raw materials and in process ..........     5,019,399          3,040,737
Merchandise in transit ................       666,907            638,353
                                          -----------        -----------
TOTAL .................................   $27,436,418        $30,352,993
                                          ===========        ===========

   3.          LETTER OF CREDIT FACILITIES
                                              APRIL 30, 1996    JANUARY 31, 1996
                                               ------------      ------------
Total letter of credit facilities ..........   $ 35,000,000      $ 35,000,000
 Borrowings ................................           --                --

 Outstanding letters of credit .............    (13,506,820)      (11,758,074)
                                               ------------      ------------
Total Available ............................   $ 21,493,180      $ 23,241,926
                                               ============      ============

4.             EARNINGS PER SHARE

               Earnings per common share and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of common shares was increased by the number of shares issuable on the exercise of warrants and stock options when the market price of the common stock exceeds the exercise price of the warrants or options. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the warrants or options; those purchases were assumed to have been made at the average price of common stock during the year. Earnings per share assuming full dilution was determined in the same manner as earnings per common share and common equivalent share except that the period-end stock price was used.


   5.          STOCKHOLDERS'  EQUITY

                  The following is a schedule of the transactions in the common stock and the additional paid-in capital as a result of the stock repurchase program:
                                              COMMON STOCK
                                          --------------------        ADDITIONAL
                                          SHARES        AMOUNT         PAID-IN
                                                                       CAPITAL
Balance, February 1, 1996 ........      4,533,333   $    45,333     $29,319,261

Less purchase of 184,300
   shares of common stock ........        184,300         1,843       1,899,787
                                      -----------   -----------     -----------
Balance, April 30, 1996...........      4,349,033   $    43,490    $ 27,419,474
                                      ===========   ===========     ============
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                       The following discussion contains, in addition to
               historical information, forward looking statements with respect to Supreme International Corporation (the "Company") that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such difference include, but are not limited to, risks related to fashion trends; the retail industry; reliance on key customers; contract manufacturing; foreign sourcing; imports and import restrictions; competition; seasonality; rapid expansion of business; dependence on key personnel and other factors discussed in the Company's filings with the Securities and Exchange Commission

               RESULTS OF OPERATIONS

               THREE MONTHS ENDED APRIL 30, 1996 AS COMPARED TO THREE MONTHS ENDED APRIL 30, 1995

                       Net sales for the three months ended April 30, 1996
               increased $2,312,431 or 6.6% to $37,355,127 from $35,042,696 for the three months ended April 30, 1995. Such increase is attributable to the broad-based growth in the Company's product lines to existing customers as well as the addition of new customers.

                       Cost of goods sold increased to $29,163,236 for the three
               months ended April 30, 1996 from $26,387,150 for the three months ended April 30, 1995, reflecting the increased level of sales. As a percentage of sales, cost of sales increased to 78.1% for the three months ended April 30, 1996 from 75.3% for the three months ended April 30, 1995. Gross profits were $8,191,891 (21.9% of sales) for the three months ended April 30, 1996, as compared to

               $8,655,546 (24.7% of sales) for the three months ended April 30, 1995. Gross profits as a percentage of sales was adversely impacted during the 1996 period by increased sales to discount store customers during the period.

                       Selling, general and administrative expenses decreased by
               $55,720 or 1.0% from $5,431,618 for the three months ended April 30,1995 to $5,375,898 for the three months ended April 30, 1996. As a percentage of sales, selling, general and administrative expenses were 14.4% for the three months ended April 30, 1996 and 15.5% for the three months ended April 30, 1995.

                       Interest expense decreased to $213,063 for the three
               months ended April 30, 1996 from $651,130 for the three months ended April 30, 1995. This decrease was due to the repayment of a portion of the amount outstanding under the Company's $35.0 million revolving credit agreement with a bank following completion by the Company of a public offering in September 1995.

                       Income before taxes for the three months ended April 30,
               1996 was $2,602,930 compared to income before taxes for the three months ended April 30, 1995 of $2,572,798. Net income for the three months ended April 30, 1996 was $1,614,930 ( $0.37 per share) as compared to net income for the three months ended April 30, 1995 of $1,595,135 ( $0.45 per share). Net income per share was computed using the weighted average number of common shares outstanding of 4,385,923 and 3,533,333 at April 30, 1996 and 1995, respectively. The increase in the weighted average number of common shares outstanding was due to the completion of the public offering described above.

               LIQUIDITY AND CAPITAL RESOURCES

                       The Company has financed its growth in sales and other
               working capital requirements principally from operating cash flows and borrowings under a $35.0 million revolving credit agreement with a bank (the "Revolving Credit Agreement"). The amount available for borrowings under the Revolving Credit Agreement is determined pursuant to a formula based upon the levels of eligible accounts receivable and finished goods inventory, subject to a maximum of $35.0 million. The Revolving Credit Agreement bears interest at the bank's prime rate or LIBOR plus 1.5%. Substantially all the assets of the Company are pledged as collateral under the Revolving Credit Agreement. As of April 30, 1996, $8,929,937 was outstanding under the Revolving Credit Agreement, and the Company had $26,070,063 available for additional borrowings based on eligible receivables and inventory.

                       Cash flows provided by operating activities were $28,163
               for the three months ended April 30, 1996 principally representing cash provided by net income of $1,614,930, a decrease in inventories of $2,916,575 and increases in current liabilities of $4,831,988, offset by cash used to finance increases in accounts receivable of $9,580,279. For the three months ended April 30, 1995, cash flows used in operating activities were $7,128,896 primarily consisting of cash provided by net income of $1,595,135 offset by an increase in accounts receivable of $7,053,663 and an increase in inventories of $1,723,545.

                       Cash flows used in investing activities were $77,289 and
               $190,798 for the three months ended April 30, 1996 and 1995, respectively, representing normal requirements for capital expenditures.

                       Cash flows provided by financing activities were $60,364
               for the three months ended April 30, 1996 primarily as a result of proceeds from long-term debt of $1,961,994 offset by the purchase of treasury stock of $1,901,630. During the three months ended April 30, 1996, the Company repurchased an aggregate of 184,300 shares of its common stock in the open market. For the three months ended April 30, 1995, cash flows provided by financing activities were $7,014,603 principally due to proceeds from long-term debt of $ 7,774,671 offset by a reduction in borrowings under credit facilities of $760,068. At April 30, 1996, the Company had cash of $269,771, as compared to $258,533 at January 31, 1996, as a result of the activities described above.

                       The Revolving Credit Agreement contains significant
               financial and operating covenants, including requirements that the Company maintain minimum net worth levels and certain financial ratios, prohibitions on the ability of the Company to incur certain additional indebtedness and restrictions on its ability to make capital expenditures, to incur or suffer to exist certain liens, to pay dividends or to take certain other corporate actions. Amounts will only be available under the Revolving Credit Agreement if such financial maintenance and other covenants are satisfied and the borrowing base calculation (which is based upon the amount of eligible accounts receivable and eligible inventory) are satisfied. The Company is currently in compliance with all covenants under the Revolving Credit Agreement.

                       The Company had working capital of $49,201,535 at April
               30, 1996. Outstanding indebtedness of $8,929,937 is classified as long-term debt under the Revolving Credit Agreement and therefore is not included for purposes of calculating working capital. At January 31, 1996 the Company had working capital of $47,760,378 with outstanding indebtedness under the Revolving Credit Agreement of $6,967,943. The Company's current ratio was 7.3 at April 30, 1996 compared to 17.3 at January 31, 1996.

                       The Company maintains three facilities with a combined
               limit of $35.0 million for letters of credit. The facilities further provide the Company with an aggregate sublimit of $7.2 million for advances to refinance letters of credit up to 120 days. These facilities are secured by the consignment of merchandise in transit under each letter of credit. Indebtedness under these facilities bears interest at variable rates substantially equal to the lenders' specified base lending rates plus a 1.5% per annum acceptance commission fee. Letters of credit under these facilities totaled $13,506,820 and $11,758,074 as of April 30, 1996 and January 31,1996, respectively.

                       In May 1996, the Company acquired all the assets of Jolem
               Imports, Inc., a Miami-based manufacturer and distributor of men's and boys' casual apparel. Also in May 1996, the Company announced that it has entered into a definitive purchase agreement to acquire certain assets of Munsingwear Inc., a manufacturer of men's casual apparel sold primarily to department stores and golf pro shops for approximately $18.0 million. See Part II - Item 5.

                       Management believes that the combination of the borrowing
               availability under the Revolving Credit Agreement, existing working capital and funds anticipated to be generated from operating activities will be sufficient to meet the Company's anticipated operating and capital needs for the foreseeable future.

EFFECTS OF INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

               The Company does not believe that inflation significantly affected its results of operations for the three months ended April 30, 1996 and 1995.

               The Company's purchases from foreign suppliers are made in U.S. dollars. Accordingly, the Company, to date, has not been materially adversely affected by foreign currency fluctuations.

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

                       Not applicable.

ITEM 2. Changes in Securities

                       Not applicable.

ITEM 3. Defaults Upon Senior Securities

                       Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

                       Not applicable.

ITEM 5. Other Information

                       On May 22, 1996, the Company entered into a definitive purchase agreement to acquire certain assets of Munsingwear Inc., ("Munsingwear"), a manufacturer of men's casual apparel sold primarily to department stores and golf pro shops, for approximately $18.0 million.

                       Under the terms of the agreement, the Company will acquire trademarks and tradenames used in Munsingwear's apparel business, including Munsingwear(R) Penguin Sport, Grand Slam(R) and Grand Slam Tour, as well as use of the Munsingwear Penguin logo. Additionally, the Company will acquire all rights (including royalty rights) under Munsingwear's domestic and certain international licensing agreements following the closing of said transaction. As part of the transaction, the Company has entered into an agreement to assist Munsingwear in the management of its retail and golf apparel productions pending the closing, for which the Company will receive a management fee. Consummation of the transaction is subject to the satisfaction of certain conditions including; among others, completion of satisfactory due diligence by the Company, approval by the shareholders of Munsingwear and other regulatory approvals.

ITEM 6. Exhibits and Reports on Form 8-K

       (a) Exhibits

           10.24 Purchase and Sale Agreement dated May 22, 1996, between the Company and Munsingwear Inc.

           27.1     Financial Data Schedule (for SEC use only.)

       (b) Reports on Form 8-K - None

                                  SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               Date:  June 12, 1996      By: /S/  RICHARD L. DUNN
                                                  Richard L. Dunn
                                                  Chief Financial Officer

                        SUPREME INTERNATIONAL CORPORATION
                           FORM 10-Q - APRIL 30, 1996
                               INDEX TO EXHIBITS
        EXHIBIT NO.                DESCRIPTION

           10.24 Purchase and Sale Agreement dated May 22, 1996, between the Company and Munsingwear Inc.

           27.1     Financial Data Schedule (for SEC use only.)