Form 10-Q
period 1996-07-31
SUPREME INTERNATIONAL CORP
filed 1996-09-16
CIK 900349

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the registrant's common stock is 4,351,287 (as of September 12, 1996).

                        SUPREME INTERNATIONAL CORPORATION

                                      INDEX

PART I: FINANCIAL INFORMATION

ITEM 1:

Consolidated Balance Sheets
         as of July 31, 1996 (Unaudited) and January 31, 1996                 1

Consolidated Statements of Income (Unaudited)
         for the three and six months ended July 31, 1996 and July 31, 1995   2

Consolidated Statements of Cash Flows (Unaudited)
         for the six months ended July 31,1996 and July 31,1995               3

Notes to Consolidated Financial Statements                                    4

ITEM 2:

Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     5


PART II: OTHER INFORMATION                                                    9

Signatures                                                                   10

SUPREME INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 1996 AND JANUARY 31, 1996          July 31,
                                                    1996         January 31,
                                                (Unaudited)         1996
                                                -----------      ----------
ASSETS

CURRENT ASSETS
  Cash                                         $   375,345     $   258,533
  Accounts receivable, net                      21,838,215      18,101,151
  Inventories                                   27,192,496      30,352,993
  Deferred income taxes                            828,313         828,313
  Other current assets                           2,020,484       1,153,785
                                                ----------      ----------
          Total current assets                 $52,254,853     $50,694,775

PROPERTY AND EQUIPMENT, net                      2,135,567       2,078,327

INTANGIBLE ASSETS, net                           1,090,856         674,199

OTHER                                              641,057         288,123
                                                ----------      -----------

TOTAL                                          $56,122,333     $53,735,424
                                                ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                             $ 2,312,588     $ 1,523,560
  Accrued expenses                                 979,126       1,189,171
  Other current liabilities                        111,628         221,666
                                                 ---------      ----------

          Total current liabilities              3,403,342       2,934,397

LONG-TERM DEBT                                   8,483,595       6,967,943
                                               -----------     -----------
          Total liabilities                    $11,886,937     $ 9,902,340
                                               -----------     -----------

STOCKHOLDERS' EQUITY
  Preferred stock-$.01 par value; 1,000,000
   shares authorized; no shares issued or
   outstanding                                 $      -        $    -
  Common stock-$.01 par value; 10,000,000
   shares authorized; 4,533,333 shares issued
   less 184,300 of treasury stock at July 31,
   1996 and 4,533,333 shares issued and
   outstanding at January 31, 1996                  43,490          45,333
  Additional paid-in capital                   $27,419,474      29,319,261
  Retained earnings                             16,772,432      14,468,490
                                                ----------      ----------

          Total stockholders' equity            44,235,396      43,833,084
                                                ----------      ----------

TOTAL                                          $56,122,333     $53,735,424
                                                ==========      ==========



See notes to consolidated financial statements.


SUPREME INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                       Three Months Ended             Six Months Ended
                                            July 31,                        July 31,
                                      1996            1995           1996           1995
                                   -----------     ----------     ----------     ----------
NET SALES                          $31,011,566    $25,168,465    $68,366,693    $60,211,161

COST OF GOODS SOLD                  24,405,469     18,763,112     53,568,705     45,150,262
                                    ----------     ----------     ----------     ----------

GROSS PROFIT                          6,606,097     6,405,353     14,797,988     15,060,899

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES              5,245,154     3,994,648     10,621,052      9,426,266
                                     ----------    ----------     ----------     ----------

OPERATING INCOME                      1,360,943     2,410,705      4,176,936      5,634,633

INTEREST EXPENSE                        239,931       750,886        452,994      1,402,016
                                     ----------    ----------     ----------     ----------

INCOME BEFORE INCOME TAXES            1,121,012     1,659,819      3,723,942      4,232,617

PROVISION FOR INCOME TAXES              432,000       636,253      1,420,000      1,613,916
                                     ----------     ---------     ----------     ----------

NET INCOME                         $    689,012   $ 1,023,566    $ 2,303,942    $ 2,618,701
                                     ==========     =========      =========      =========

NET INCOME PER SHARE               $       0.16   $      0.29     $     0.52    $      0.74
                                     ==========     =========      =========      =========

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES                     4,407,800     3,562,011      4,391,942      3,543,007
                                     ==========     =========      =========      =========







See notes to consolidated financial statements.

SUPREME INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                          SIX MONTHS ENDED
                                                              JULY 31,
                                                         1996           1995
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 2,303,942    $ 2,618,701
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation and amortization                         60,732        189,530
    Changes in assets and liabilities:
    (Increase) Decrease in accounts receivable, net   (2,278,796)     2,830,534
    Decrease (Increase) in inventories                 4,998,707     (4,364,952)
    (Increase) Decrease in other current assets         (854,731)        49,268
    (Increase) Decrease in other assets                 (352,934)         2,818
    Increase (Decrease) in accounts payable and
      accrued expenses                                   478,983     (1,211,542)
    (Decrease) increase in other current liabilities    (110,038)       150,489
                                                     -----------    -----------

       Net cash provided by operating activities       4,245,865        264,846
                                                     -----------    -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of fixed and intangible assets                (85,640)      (729,886)
  Purchase of an apparel manufacturer and
    distributor                                       (3,657,435)          -
                                                     -----------    -----------
       Net cash used for investing activities         (3,743,075)      (729,886)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in borrowings under credit facilities        -        (2,593,975)
  Proceeds from long-term debt                         1,515,652      2,999,967
  Purchase of treasury stock                          (1,901,630)          -
                                                     -----------    -----------

       Net cash (used) provided by financing
         activities                                     (385,978)       405,992
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH                          116,812        (59,048)

CASH AT BEGINNING OF PERIOD                              258,533        341,626
                                                     -----------    -----------
CASH AT END OF PERIOD                                $   375,345    $   282,578
                                                     -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:

       Interest                                      $   431,227    $ 1,280,865
                                                     ===========    ===========
       Income taxes                                  $ 1,894,659    $ 1,756,015
                                                     ===========    ===========

See notes to consolidated financial statements.

        SUPREME INTERNATIONAL CORPORATION

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   1.   GENERAL

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Registrant's Annual Report on Form 10-K for the year ended January 31, 1996. In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period presented and all such adjustments are of a normal and recurring nature. The results of operations for the six months ended July 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

        Certain amounts of the prior year have been reclassified to conform to current year presentations.

        In February 1996, Supreme International Corporation's (the "Company") Board of Directors authorized a stock repurchase program for up to 500,000 shares of its outstanding common stock. See schedule related to treasury stock in Note 5.

   2.   INVENTORY

        Inventories are stated at lower of cost or market on a First-in First-out basis and consist of:

                                           JULY 31, 1996       JANUARY 31, 1996
                                           -------------       ----------------
         Finished goods                     $22,687,908            $26,673,903
         Raw materials and in process         3,116,542              3,040,737
         Merchandise in transit               1,388,046                638,353
                                            -----------            -----------


         TOTAL                               $27,192,496           $30,352,993
                                             ===========           ===========



   3.    LETTER OF CREDIT FACILITIES

                                           JULY 31, 1996      JANUARY 31, 1996
                                           -------------      ----------------

         Total letter of credit facilities  $ 30,000,000           $35,000,000
         Borrowings                                --                  --
         Outstanding letters of credit       (17,861,338)          (11,758,074)
                                            ------------          ------------


         Total Available                    $ 12,138,662          $ 23,241,926
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

5.     STOCKHOLDERS'  EQUITY

       The following is a schedule of the transactions in the common stock and the additional paid-in capital as a result of the stock repurchase program:

                                        COMMON STOCK             ADDITIONAL
                                        -------------           -----------

                                     SHARES       AMOUNT      PAID-IN CAPITAL
                                     ------       ------      ---------------

       Balance, February 1, 1996    4,533,333   $ 45,333        $ 29,319,261

       Less purchase of 184,300
         shares of common stock       184,300      1,843           1,899,787
                                    ---------   --------        ------------

       Balance, July 31,  1996      4,349,033   $ 43,490        $ 27,419,474
                                    =========   ========        ============


 6.    SUBSEQUENT EVENT

                 On September 6, 1996, the Company acquired certain assets of Munsingwear, Inc. ("Munsingwear"), a manufacturer of men's casual apparel for approximately $18.0 milion. The assets purchased consisted of the intellectual property and other rights related to Munsingwear's retail and golf businesses. The acquisition was accounted for under the purchase method.

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

       dependence on key personnel and other factors discussed in the Company's filings with the Securities and Exchange Commission.

       RESULTS OF OPERATIONS

       THREE AND SIX MONTHS ENDED JULY 31, 1996 AS COMPARED TO THREE AND SIX MONTHS ENDED JULY 31, 1995 .

               Net sales for the three and six months ended July 31, 1996 increased $5,843,101 and $8,155,532, respectively, to $31,011,586 and $68,366,693 from $25,168,465 and $60,211,161 for the three and six months ended July 31, 1995, respectively. Such increases are attributable to the broad-based growth in the Company's product lines to existing customers as well as the addition of new customers.

               Cost of goods sold increased to $24,405,469 and $53,568,705, respectively, for the three and six months ended July 31, 1996 from $18,763,112 and $45,150,262 for the three and six months ended July 31, 1995, reflecting the increased level of sales. As a percentage of sales, cost of sales increased to 78.7% in the three months ended July 31, 1996 from 74.6% in the three months ended July 31, 1995 and to 78.4% for the six months ended July 31, 1996 from 75.0% in the six months ended July 31, 1995. Gross profits were $6,606,097 (21.3% of sales) and $14,797,988
       (21.6% of sales) in the three and six month period ended July 31, 1996, as compared to $6,405,353 (25.4% of sales) and $15,060,899
       (25.0% of sales) in the three and six month period ended July 31, 1995. Both the increase in cost of sales and the decrease in gross profits is mainly attributable to higher shipping costs coupled with increased sales of low-margin inventory.

               Selling, general and administrative expenses increased by $1,250,506 or 31.3% from $3,994,648 in the three months ended July 31, 1995 to $5,245,154 in the three month period ended July 31, 1996 and by $1,194,786 or 12.7% from $9,426,266 for the six months ended July 31, 1995 to $10,621,052 for the six months ended July 31, 1996. This increase was due to increased levels of business as well as partial absorption of certain operating expenses as a result of the acquisition of Jolem Imports, Inc. ("Jolem") in May 1996. Additionally, during the three months ended July 31, 1996 the Company began to integrate the purchasing, marketing and design functions of Munsingwear, Inc. ("Munsingwear") into its operations in Miami in anticipation of the completion of the purchase of certain assets of Munsingwear, which acquisition closed in September 1996. See "Liquidity and Capital Resources". Such integration directly impacted the selling, general and administrative expenses for the quarter. As a percentage of sales, selling, general and administrative expenses were 16.9% and 15.5% for the three and six month period ended July 31, 1996 and 15.8% and 15.7% for the three and six months ended July 31, 1995.

              Interest expense decreased to $239,931 and to $452,994
       for the three and six months ended July 31, 1996 from $750,886 and $1,402,016 in the three and six months ended July 31, 1995. This decrease was due to the repayment of a portion of the amount outstanding under the Company's $35.0 million revolving credit agreement with a bank following completion by the Company of a public offering in September 1995.

               Income before taxes for the three and six months ended
       July 31, 1996 was $1,121,012 and $3,723,942, respectively, as compared to income before taxes for the three and six months ended July 31, 1995 of $1,659,819 and $4,232,617, respectively.
       Net income was $689,012 and $2,303,942 for the three and six months ended July 31, 1996 representing earnings per common share of $0.16 and $0.52, respectively, as compared to $1,023,566 and $2,618,701 for the three and six months ended July 31, 1995, representing earnings per common share of $0.29 and $0.74, respectively. The decrease in net income in the 1996 periods is due to the reasons set forth above. Net income per share was computed using the weighted average number of common shares outstanding of 4,407,800 and 4,391,942 for the three and six months ended July 31, 1996, and 3,562,011 and 3,543,007 for the three and six months ended July 31, 1995.

       LIQUIDITY AND CAPITAL RESOURCES

                The Company has financed its growth in sales and other working capital requirements principally from operating cash flows and borrowings under a $35.0 million revolving credit agreement with a bank (the "Revolving Credit Agreement"). The amount available for borrowings under the Revolving Credit Agreement is determined pursuant to a formula based upon the levels of eligible accounts receivable and finished goods inventory, subject to a maximum of $35.0 million. The Revolving Credit Agreement bears interest at the bank's prime rate or LIBOR plus 1.5%. Substantially all the assets of the Company are pledged as collateral under the Revolving Credit Agreement. As of July 31, 1996, $8,483,595 was outstanding under the Revolving Credit Agreement, and the Company had $26,516,405 available for additional borrowings based on eligible receivables and inventory.

                 Cash flows provided by operating activities were $4,245,865 for the six months ended July 31, 1996 principally representing cash provided by net income of $2,303,942, a decrease in inventories of $4,998,707 and a net increase in current liabilities of $368,945, offset by cash used to finance increases in accounts receivable and other current assets of $2,278,796 and $854,731, respectively. For the six months ended July 31, 1995, cash flows provided by operating activities were $264,846 primarily consisting of cash provided by net income of $2,618,701 and a decrease in accounts receivable of $2,830,534 offset by an increase in inventories of $4,364,952 and a net increase in current liabilities of $1,061,053.

                 Cash flows used in investing activities were $3,743,075 for the six months ended July 31, 1996 principally as a result of the Jolem acquisition (see "Results of Operations") in the amount of $3,657,435. Cash flows used in investing activities for the six months ended July 31, 1995 were $729,886 representing normal requirements for capital expenditures.

                 Cash flows used by financing activities were $385,978 for the six months ended July 31, 1996 primarily as a result of proceeds from long-term debt of $1,515,652 offset by the purchase of treasury stock of $1,901,630. During the six months ended July 31,1996, the Company repurchased an aggregate of 184,300 shares of its common stock in the open market. For the three months ended July 31,1995, cash flows provided by financing activities were $405,992 principally due to proceeds from long-term debt of $ 2,999,967 offset by a reduction in borrowings under credit facilities of $2,593,975. At July 31, 1996, the Company had cash of $375,345, as compared to $258,533 at January 31, 1996, as a result of the activities described above.

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

                 The Company had working capital of $48,851,511 at July 31, 1996. Outstanding indebtedness of $8,483,595 is classified as long-term debt under the Revolving Credit Agreement and therefore is not included for purposes of calculating working capital. At January 31, 1996 the Company had working capital of $47,760,378 with outstanding indebtedness under the Revolving Credit Agreement of $6,967,943. The Company's current ratio was 15.4 at July 31, 1996 compared to 17.3 at January 31, 1996.

                 The Company maintains three facilities with a combined limit of $30.0 million for letters of credit. The facilities further provide the Company with an aggregate sublimit of $7.2 million for advances to refinance letters of credit up to 120 days. These facilities are secured by the consignment of merchandise in transit under each letter of credit. Indebtedness under these facilities bears interest at variable rates substantially equal to the lenders' specified base lending rates plus a 1.5% per annum acceptance commission fee. Letters of credit under these facilities totaled $17,861,338 and $11,758,074 as of July 31, 1996 and January 31,1996, respectively.

                 In May 1996, the Company acquired all the assets of Jolem, a Miami-based manufacturer and distributor of men's and boys' casual apparel. Also in May 1996, the Company had entered into a definitive purchase agreement to acquire certain assets of Munsingwear, a manufacturer of men's casual apparel sold primarily to department stores and golf pro shops for approximately $18.0 million. The Munsingwear transaction closed on September 6, 1996. The assets purchased consisted of the intellectual property and other rights related to Munsingwear's retail and golf businesses. The purchase price was paid principally through borrowings under the Revolving Credit Agreement. The Company intends to commence shipment of lines under the Munsingwear trademarks in the Fall of 1996.

                 Management believes that the combination of the borrowing availability under the Revolving Credit Agreement, existing working capital and funds anticipated to be generated from operating activities will be sufficient to meet the Company's anticipated operating and capital needs for the foreseeable future.

               EFFECTS OF INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

                 The Company does not believe that inflation significantly affected its results of operations for the six months ended July 31, 1996 and 1995.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

                       Not applicable.

ITEM 5. Other Information

                       Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

                       (a)   Exhibits

                             27.1   Financial Data Schedule (for SEC use only)

                       (b)   Reports on Form 8-K - None

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               Date: September 12, 1996            By: RICHARD L. DUNN
                                                       Richard L. Dunn
                                                       Chief Financial Officer