Form 10-Q
period 1996-10-31
SUPREME INTERNATIONAL CORP
filed 1996-12-17
CIK 900349

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21764

                        SUPREME INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


           FLORIDA                                      59-1162998
  (State or other jurisdiction of                 (IRS Employer Identification
   Incorporation or organization)                          Number)

           7495 NW 48TH STREET
             MIAMI, FLORIDA                              33166
  (Address of principal executive offices)             (Zip Code)

  Registrant's telephone number, including area code:            (305) 592-2830



Former name, former address and fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock is 4,351,287 (as of December 11, 1996).

                        SUPREME INTERNATIONAL CORPORATION

                                      INDEX



PART I: FINANCIAL INFORMATION

ITEM 1:


Consolidated Balance Sheets
      as of October 31, 1996 (Unaudited) and January 31, 1996                1

Consolidated Statements of Income (Unaudited)
      for the three and nine months ended October 31, 1996 and               2
      October 31, 1995

Consolidated Statements of Cash Flows (Unaudited)                            3
      for the nine months ended October 31,1996 and October 31,1995

Notes to Consolidated Financial Statements (Unaudited)                       4

ITEM 2:

Management's Discussion and Analysis
      of Financial Condition and Results of Operations                       6


PART II: OTHER INFORMATION                                                   10

Signatures                                                                   11


       SUPREME INTERNATIONAL CORPORATION

       CONSOLIDATED BALANCE SHEETS
                                                                                           OCTOBER 31,
                                                                                               1996            JANUARY 31,
       ASSETS                                                                              (UNAUDITED)            1996
                                                                                        ---------------    -----------------

       CURRENT ASSETS
         Cash                                                                         $        777,448   $          258,533
         Accounts receivable, net                                                           37,552,449           18,101,151
         Inventories                                                                        31,615,699           30,352,993
         Deferred income taxes                                                                 828,313              828,313
         Other current assets                                                                1,171,126            1,153,785
                                                                                        ---------------    -----------------

                   Total current assets                                                     71,945,035           50,694,775

       PROPERTY AND EQUIPMENT, net                                                           2,152,656            2,078,327

       INTANGIBLE ASSETS, net                                                               20,079,824              674,199

       OTHER                                                                                 1,396,603              288,123
                                                                                        ---------------    -----------------

       TOTAL                                                                          $     95,574,118   $       53,735,424
                                                                                        ===============    =================


       LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES
         Short-term borrowings                                                        $      5,302,305   $            -
         Accounts payable                                                                    5,106,153            1,523,560
         Accrued expenses                                                                    3,339,623            1,189,171
         Other current liabilities                                                           1,130,848              221,666
                                                                                        ---------------    -----------------

                  Total current liabilities                                                 14,878,929            2,934,397

       LONG-TERM DEBT                                                                       34,485,562            6,967,943
                                                                                        ---------------    -----------------
                  Total liabilities                                                   $     49,364,491   $        9,902,340
                                                                                        ---------------    -----------------

       STOCKHOLDERS' EQUITY
         Preferred stock - $.01 par value; 1,000,000 shares authorized;
           no shares issued or outstanding                                            $          -       $            -
         Common stock - $.01 par value; 10,000,000 shares authorized;
           4,535,587 shares issued  less 184,300 of treasury stock at
           October 31, 1996 and 4,533,333 shares issued and
           outstanding at January 31, 1996                                                      43,513               45,333
         Additional paid-in capital                                                         27,419,452           29,319,261
         Retained earnings                                                                  18,746,662           14,468,490
                                                                                        ---------------    -----------------

                 Total stockholders' equity                                                 46,209,627           43,833,084
                                                                                        ---------------    -----------------

       TOTAL                                                                          $     95,574,118   $       53,735,424
                                                                                        ===============    =================

See notes to consolidated financial statements.



       SUPREME INTERNATIONAL CORPORATION

       CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)


                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  OCTOBER 31,                      OCTOBER 31,
                                                             1996            1995              1996             1995
                                                        ------------    -------------       ------------    -------------

       NET SALES                                      $   46,021,405  $    35,216,187     $  114,388,098  $   95,427,348

       COST OF GOODS SOLD                                 36,034,431       26,748,858         89,603,136      71,899,120
                                                        ------------    -------------       ------------    -------------

       GROSS PROFIT                                        9,986,974        8,467,329         24,784,962      23,528,228

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        6,279,840        5,428,887         16,900,892      14,855,153
                                                        ------------    -------------       ------------    -------------

       OPERATING INCOME                                    3,707,134        3,038,442          7,884,070       8,673,075

       INTEREST EXPENSE                                      522,885          609,897            975,879       2,011,913
                                                        ------------    -------------       ------------    -------------

       INCOME BEFORE INCOME TAXES                          3,184,249        2,428,545          6,908,191       6,661,162

       PROVISION FOR INCOME TAXES                          1,210,018          922,847          2,630,018       2,536,763
                                                        ------------    -------------       ------------    -------------

       NET INCOME                                     $    1,974,231  $     1,505,698     $    4,278,173  $    4,124,399
                                                        ============    =============       ============    =============


       NET INCOME PER SHARE                           $         0.45  $          0.38     $         0.97  $         1.12
                                                        ============    =============       ============    =============

       WEIGHTED AVERAGE NUMBER OF COMMON SHARES            4,404,736        3,958,489          4,394,735       3,691,695
                                                        ============    =============       ============    =============


See notes to consolidated financial statements.


       SUPREME INTERNATIONAL CORPORATION

       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                              OCTOBER 31,
                                                                                        1996              1995
                                                                                  ---------------   --------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                              $     4,278,173   $    4,124,399
         Adjustments to reconcile net income to net cash
           used in operating activities:
           Depreciation and amortization                                                 696,270          308,213
           Changes in assets and liabilities:
           (Increase) in accounts receivable, net                                    (17,993,030)      (3,028,059)
           Decrease (Increase) in inventories                                            575,504       (2,730,699)
           (Increase) in other  current assets                                            (5,373)        (155,975)
           (Increase) in other assets                                                 (1,108,480)            (164)
           Increase in accounts payable and accrued expenses                           5,633,045        1,405,589
           Increase in other current liabilities                                         909,182           20,356
                                                                                  ---------------   --------------

                            Net cash used in operating activities                     (7,014,709)         (56,340)
                                                                                  ---------------   --------------

       CASH FLOWS USED IN INVESTING ACTIVITIES:
             Purchase of fixed and intangible assets                                  (1,111,147)      (1,052,085)
             Purchase of Jolem Imports, Inc.                                          (3,657,435)           -
             Purchase of Munsingwear, Inc.'s assets                                  (18,616,088)           -
                                                                                  ---------------   --------------

                            Net cash used in investing activities                    (23,384,670)      (1,052,085)
                                                                                  ---------------   --------------

       CASH FLOWS FROM FINANCING ACTIVITIES:
             Net Increase (Decrease) in short-term borrowings
              under credit facilities                                                  5,302,305       (4,943,575)
             Proceeds (Payments) on long-term debt                                    27,517,619      (11,742,832)
             (Repurchase) Issuance of common stock                                    (1,901,630)      17,571,814
                                                                                  ---------------   --------------

                            Net cash provided by financing activities                 30,918,294          885,407
                                                                                  ---------------   --------------

       NET INCREASE (DECREASE) IN CASH                                                   518,915         (223,018)

       CASH  AT BEGINNING OF PERIOD                                                      258,533          341,626
                                                                                  ---------------   --------------

       CASH  AT END OF PERIOD                                                    $       777,448   $      118,608
                                                                                  ===============   ==============

       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the period for:

                                   Interest                                      $       750,721   $    1,867,327
                                                                                  ===============   ==============

                                   Income taxes                                  $     2,016,807   $    2,267,331
                                                                                  ===============   ==============

See notes to consolidated financial statements.

              SUPREME INTERNATIONAL CORPORATION

ITEM 1.        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   1.          GENERAL

               The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Registrant's Annual Report on Form 10-K for the year ended January 31, 1996. In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period presented and all such adjustments are of a normal and recurring nature. The results of operations for the nine months ended October 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

               Certain amounts of the prior year have been reclassified to conform to current year presentations.

               In February 1996, Supreme International Corporation's (the "Company") Board of Directors authorized a stock repurchase program for up to 500,000 shares of its outstanding common stock. See schedule related to treasury stock in Note 5.

   2.          INVENTORY

               Inventories are stated at lower of cost or market on a First-in First-out basis and consist of:


                                                     OCTOBER 31, 1996       JANUARY 31, 1996
                                                     ----------------       ----------------
               Finished goods                             $26,048,858            $26,673,903
               Raw materials and in process                 4,130,865              3,040,737
               Merchandise in transit                       1,435,976                638,353
                                                          -----------             ----------

               TOTAL                                      $31,615,699            $30,352,993
                                                          ===========            ===========


   3.          LETTER OF CREDIT FACILITIES

                                                     OCTOBER 31, 1996       JANUARY 31, 1996
                                                     ----------------       ----------------

              Total letter of credit facilities           $33,000,000            $35,000,000
              Borrowings                                        -                      -
              Outstanding letters of credit               (15,128,769)           (11,758,074)
                                                         ------------           ------------

              Total Available                             $17,871,231            $23,241,926
                                                          ===========            ===========


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

5.             STOCKHOLDERS'  EQUITY

                   The following is a schedule of the transactions in common
               stock and additional paid-in capital as a result of the stock repurchase program and the exercise of common stock options:


                                                    COMMON  STOCK               ADDITIONAL
                                                    -------------               ----------

                                                 SHARES         AMOUNT        PAID-IN CAPITAL
                                              ----------      ---------      ---------------

               Balance, February 1, 1996       4,533,333      $  45,333         $ 29,319,261
               Less purchase of 184,300
                shares of common stock           184,300          1,843            1,899,787


               Exercise of stock options           2,254             23                   22
                                              ----------      ---------         ------------
               Balance, October 31,  1996      4,351,287      $  43,513         $ 27,419,452
                                              ==========      =========         ============




6.       ACQUISITION

                 On September 6, 1996, the Company acquired certain assets of
               Munsingwear, Inc. ("Munsingwear") a manufacturer of men's casual apparel for approximately $18.6 million. The assets purchased consisted of the intellectual property and other rights related to Munsingwear's retail and golf businesses. The acquisition was accounted for under the purchase method and was financed from borrowings under the Company's Revolving Credit Agreement (see "Liquidity and Capital Resources" section).

               The following unaudited information presents the Company's pro forma operating data for the nine months ended October 31, 1996 and 1995 as if the Munsingwear acquisition had been consummated at the beginning of each of the periods presented. It includes certain adjustments to the historical consolidated statements of income of the Company to give effect to the acquisition of intangible trademarks and associated rights, license agreements and other acquired net assets, the related issuance of additional indebtedness by the Company and the increased amortization of the intangible assets. The unaudited pro forma financial data are not necessarily indicative of the results of operations that would have been achieved had the transactions reflected therein been consummated prior to the period in which they were completed, or that might be attained in the future.


                                                               PRO FORMA
                                                           NINE MONTHS ENDED
                                                OCTOBER 31, 1996      OCTOBER 31, 1995
                                                ----------------      ----------------


               Net sales                       $   139,741,098        $    126,372,348
               Net income                      $     5,176,085        $      5,845,104
               Net income per share            $          1.18        $           1.58




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


               RESULTS OF OPERATIONS

               THREE AND NINE MONTHS ENDED OCTOBER 31,1996 AS COMPARED TO THREE AND NINE MONTHS ENDED OCTOBER 31, 1995 .

                       Net sales for the three and nine months ended October 31,
               1996 increased $10,805,218 and $18,960,750, respectively, to
               $46,021,405 and $114,388,098 from $35,216,187 and $95,427,348 for the three and nine months ended October 31, 1995, respectively. Such increases are attributable to the broad-based growth in the Company's product lines to existing customers, the addition of new customers and the acquisitions of both Jolem Imports, Inc. ("Jolem") and Munsingwear.

                       Cost of goods sold increased to $36,034,431 and
               $89,603,136, respectively, for the three and nine months ended October 31, 1996 from $26,748,858 and $71,899,120 for the three and nine months ended October 31, 1995, reflecting the increased level of sales. As a percentage of sales, cost of sales increased to 78.3% in the three months ended October 31, 1996 from 76.0% in the three months ended October 31, 1995 and to 78.3% for the nine months ended October 31, 1996 from 75.3% in the nine months ended October 31, 1995. Gross profits were $9,986,974 (21.7% of sales) and $24,784,962 (21.7% of sales) in the three and nine month period ended October 31, 1996, as compared to $8,467,329 (24.0% of sales) and $23,528,228 (24.7% of sales) in the three and nine month period ended October 31, 1995. Both the increase in cost of sales and the decrease in gross profits is mainly attributable to increased sales of low-margin inventory coupled with higher shipping costs.

                       Selling, general and administrative expenses increased by
               $850,953 or 15.7% from $5,428,887 in the three months ended October 31, 1995 to $6,279,840 in the three month period ended October 31, 1996 and by $2,045,739 or 13.8% from $14,855,153 for the nine months ended October 31, 1995 to $16,900,892 for the nine months ended October 31, 1996. This increase was due to increased levels of business as well as partial absorption of certain operating expenses as a result of the acquisition of Jolem in May 1996. Additionally, during the three months ended October 31, 1996 the Company continued to integrate the purchasing, marketing and design functions of Munsingwear into its operations in Miami. Such integration directly impacted the selling, general and administrative expenses for the quarter. As a percentage of sales, selling, general and administrative expenses were 13.6% and 14.8% for the three and nine month period ended October 31, 1996 and 15.4% and 15.6% for the three and nine months ended October 31, 1995.

                       Interest expense decreased to $522,885 and to $975,879
               for the three and nine months ended October 31, 1996 from $609,897 and $2,011,913 in the three and nine months ended October 31, 1995. This decrease was due to the repayment of a portion of the amount outstanding under the Company's $35.0 million revolving credit agreement with a bank following completion by the Company of a public offering in September 1995. However, interest expense is expected to increase as a result of the additional indebtedness by the Company related to the Munsingwear acquisition.

                       Income before taxes for the three and nine months ended
               October 31, 1996 was $3,184,249 and $6,908,191, respectively, as compared to income before taxes for the three and nine months ended October 31, 1995 of $2,428,545 and $6,661,162, respectively. Net income was $1,974,231 and $4,278,173 for the three and nine months ended October 31, 1996 representing earnings per common share of $0.45 and $0.97, respectively, as compared to $1,505,698 and $4,124,399 for the three and nine months ended October 31,1995, representing earnings per common share of $0.38 and $1.12, respectively. The change in net income in the 1996 periods is due to the reasons set forth above. Net income per share was computed using the weighted average number of common shares outstanding of 4,404,736 and 4,394,735 for the three and nine months ended October 31,1996, and 3,958,489 and 3,691,695 for the three and nine months ended October 31, 1995.

               LIQUIDITY AND CAPITAL RESOURCES

                       The Company has financed its growth in sales and other
               working capital requirements principally from operating cash flows and borrowings under a $35.0 million revolving credit agreement with a bank (the "Revolving Credit Agreement") and a cash advance facility with another bank. The amount available for borrowings under the Revolving Credit Agreement is determined pursuant to a formula based upon the levels of eligible accounts receivable and finished goods inventory, subject to a maximum of $35.0 million. The Revolving Credit Agreement bears interest at the bank's prime rate or LIBOR plus 1.5%. Substantially all the assets of the Company are pledged as collateral under the Revolving Credit Agreement. As of October 31, 1996, $34,485,562 was outstanding under the Revolving Credit Agreement, and the

               Company had $514,438 available for additional borrowings based on eligible receivables and inventory. As of October 31,1996, borrowings under the Company's cash advance line were $5,302,305.

                       Cash flows used in operating activities were $7,014,709
               for the nine months ended October 31, 1996 principally representing cash provided by net income of $4,278,173, a decrease in inventories of $575,504, a net increase in other current liabilities of $909,182 and an increase in accounts payable and accrued expenses of $5,633,045 offset by cash used to finance increases in accounts receivable, other current assets and other assets of $17,993,030, $5,373 and $1,108,480, respectively. Cash flows used in operating activities were $56,340 for the nine months ended October 31,1995 principally representing the net result of cash provided by net income of $4,124,399 and increases in current liabilities of $1,425,945, offset by cash used to finance increases in accounts receivable and inventory of $3,028,059 and $2,730,699, respectively.

                       Cash flows used in investing activities were $23,384,670
               for the nine months ended October 31, 1996 principally as a result of the acquisition of certain assets of Munsingwear (see "Results of Operations") in the amount of $18,616,088 as well as the Jolem acquisition in the amount of $3,657,435. Cash flows used in investing activities for the nine months ended October 31, 1995 were $1,052,085, representing normal requirements for capital expenditures.

                       Cash flows provided by financing activities were
               $30,918,294 for the nine months ended October 31, 1996, primarily as a result of proceeds from long-term debt of $27,517,619 and short-term borrowings of $5,302,305 offset by the purchase of treasury stock of $1,901,630. During the nine months ended October 31,1996, the Company repurchased an aggregate of 184,300 shares of its common stock in the open market. For the nine months ended October 31,1995, cash flows provided by financing activities were $885,407, principally due to proceeds from the issuance of common stock of $17,571,814 offset by a reduction in borrowings under credit facilities and long-term debt of $4,943,575 and $11,742,832, respectively. At October 31, 1996, the Company had cash of $777,448, as compared to $258,533 at January 31, 1996, as a result of the activities described above.

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

                       The Company had working capital of $57,066,106 at October
               31, 1996. Outstanding indebtedness of $34,485,562 is classified as long-term debt under the Revolving Credit Agreement and therefore is not included for purposes of calculating working capital. At January 31, 1996 the Company had working capital of $47,760,378 with outstanding indebtedness under the Revolving Credit Agreement of $6,967,943. The Company's current ratio was
               4.8 at October 31, 1996 compared to 17.3 at January 31, 1996.

                       The Company maintains three facilities with a combined
               limit of $33.0 million for letters of credit. The facilities further provide the Company with an aggregate sublimit of $7.2 million for advances to refinance letters of credit up to 120 days. These facilities are secured by the consignment of merchandise in transit under each letter of credit. Indebtedness under these facilities bears interest at variable rates substantially equal to the lenders' specified base lending rates plus a 1.5% per annum acceptance commission fee. Letters of credit under these facilities totaled $15,128,769 and $11,758,074 as of October 31, 1996 and January 31,1996, respectively.

                       In addition to the Munsingwear acquisition discussed in
               Note 6, the Company acquired all the assets of Jolem, a Miami-based manufacturer and distributor of men's and boys' casual apparel in May 1996.

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

               EFFECTS OF INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

                       The Company does not believe that inflation significantly
               affected its results of operations for the nine months ended October 31, 1996 and 1995.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

                Not applicable.

ITEM 5. Other Information

                Not applicable.

ITEM 6. Exhibits

                (a)      Exhibits

                           27.1      Financial Data Schedule (for SEC use only)

                (b) The Registrant filed a Form 8-K on September 20, 1996 with the Commission. The Form 8-K, dated September 6, 1996, contained Item 2 disclosure with respect to the Registrant's acquisition of certain assets from Munsingwear, Inc. On November 20, 1996, the Registrant filed financial statements with respect to said acquisition on Form 8-K/A.

                                   SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




       Date:   December 11, 1996           By:   /S/ RICHARD L. DUNN
                                                 -------------------
                                                 Richard L. Dunn
                                                 Chief Financial Officer