Form 10-K
period 1997-01-31
SUPREME INTERNATIONAL CORP
filed 1997-05-01
CIK 900349

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________
                         Commission file number 0-21764

                        SUPREME INTERNATIONAL CORPORATION
             (Exact name of Registrant as specified in its charter)

                   Florida                                   59-1162998
        (State or other jurisdiction                      (I.R.S. Employer
      of incorporation or organization)                Identification Number)

               7495 N.W. 48th Street
                  Miami, Florida                                        33166
     (Address of principal executive offices)                        (Zip Code)

                  Registrant's telephone number: (305) 592-2830

           Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE
         TITLE OF EACH                                ON WHICH REGISTERED
         -------------                               ---------------------

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

         The number of shares outstanding of the Registrant's Common Stock is 4,351,287 (as of April 25, 1997).

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $34,754,506 (as of April 25, 1997).

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.
===============================================================================

                                     PART I

     The following discussion contains, in addition to historical information, forward looking statements with respect to Supreme International Corporation (the "Company") that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such difference include, but are not limited to, risks related to fashion trends; the retail industry; reliance on key customers; contract manufacturing; foreign sourcing; imports and import restrictions; competition; seasonality; rapid expansion of business; dependence on key personnel and other factors discussed in the Company's filing with Securities and Exchange Commission.

ITEM 1.  BUSINESS

     (a) General Development of Business

INTRODUCTION

     The Company designs, imports and markets a broad line of moderately priced and better men's and boys' sportswear, including sport and dress shirts, golf sportswear and casual and dress pants. Over two-thirds of the Company's products are sold under its own brand names, including its Natural Issue/registered trademark/ and Munsingwear/registered trademark/ brands, as well as other owned and licensed brand names, with the balance being private label sales. The Company sells its merchandise to a broad spectrum of retailers, including national and regional department stores, chain stores, mass merchandisers and specialty stores throughout the U.S. and Puerto Rico.

     The Company was incorporated in 1967 and initially focused its efforts on importing and distributing guayabera shirts (a loose-fitting, pleated shirt worn over the belt and favored by Hispanic men), as well as other men's apparel products targeted at the Hispanic market in Florida and Puerto Rico. Over the next decade, as the South Florida market for Hispanic oriented menswear underwent substantial growth, the Company expanded its product line to offer a variety of men's sport shirts and developed expertise in designing and marketing additional products. Since then, the Company has further broadened its product lines and increased its sourcing capabilities and design technology. These factors, combined with the trend in the 1990's towards more casual dressing in the workplace, have enabled the Company to market its existing products to the general marketplace and evolve into a designer, importer and marketer of high quality, innovatively styled men's sportswear products.

     Since completing its initial public offering in May 1993, the Company has focused on growth both internally and through acquisitions. In May 1996, the Company acquired substantially all of the assets of Jolem Imports, Inc. ("Jolem") thereby expanding its lines to include the ethnic and Hispanic segments of the men's and boy's market. In September 1996, the Company acquired certain assets of Munsingwear, Inc. ("Munsingwear"), a 110 year-old men's apparel manufacturer for approximately $18.4 million. The assets acquired by the Company consisted primarily of tradenames and trademarks, including the Munsingwear/registered trademark/ and Penguin trademarks/trademark/, customer lists and records, rights under license agreements, advertising materials, archives and disks, the name "Munsingwear", business records and sourcing rights. With the addition of these marks, the Company has broadened its men's sportswear line with emphasis on the golf sportswear category.

BUSINESS STRATEGY

     The Company's business strategies as follows:

     /bullet/ INCREASE BRAND NAME RECOGNITION. The Company seeks to increase its presence in the men's shirt category by increasing the brand name recognition of its brand names, including Natural Issue/registered trademark/ and Munsingwear/registered trademark/. In order to promote these brands at the retail level, the Company conducts cooperative advertising in print and broadcast media in which these products are featured by various retailers in their advertisements and the cost of the advertisements is shared by the Company and the retailers. The Company also conducts various in-store marketing activities with its customers, displaying our products with an emphasis on related and coordinated clothing in highly visible locations and offering promotions geared to holidays such as Christmas and Father's Day. During the fiscal year ending January 31, 1998 ("Fiscal 1998"), the Company plans to undertake a direct advertising campaign featuring the Natural Issue/registered trademark/ and Munsingwear/registered trademark/ brand names through the placement of highly visible billboards, sponsorships and special event advertising in selected markets. This marketing strategy further emphasizes the commitment to capitalize on the Natural Issue/registered trademark/ and Munsingwear/registered trademark/ brand names.

     /bullet/ CONTINUE TO DIVERSIFY PRODUCT LINE. The Company has been seeking to diversify its product lines and expand its customer base. The Company has developed a fall, winter, and holiday shirt line with a view towards reducing the seasonality of the Company's existing product lines, which have historically emphasized spring and summer merchandise. The Company is also expanding its lines of boyswear and dress shirts while continuing to offer its dress shirts, boyswear, and ethnic lines to select customers expanding our visibility and market penetration. Through the acquisition of Jolem, the Company has expanded the distribution of casual apparel targeted at ethnic and Hispanic segments of men's and boy's markets. Additionally, the Company's acquisition of Munsingwear/registered trademark/ has expanded the Company's product line into the golf sportswear category.

     /bullet/ PURSUE SELECT PRIVATE LABEL OPPORTUNITIES. The Company believes that the trend towards increased consolidation in the retail industry has created an environment where retailers are turning to a select group of suppliers for their private label sourcing needs. As a result, the Company believes retailers will seek vendors who have worldwide sourcing capabilities and offer customized, creative designs at competitive prices. The Company seeks to utilize its strengths in these areas to selectively pursue private label opportunities.

     /bullet/ PURSUE ACQUISITION AND LICENSING OPPORTUNITIES. The Company continues to focus its efforts on expanding its product lines and brand name recognition through acquisition and licensing opportunities. During the fiscal year ended January 31, 1997 ("Fiscal 1997") the Company acquired the Munsingwear/registered trademark/ brand name, and the assets of Jolem. The Company has granted a license of its Natural Issue/registered trademark/ brand name for the marketing of a line of men's underwear, loungewear, and hoisery. The Company has also acquired and granted licensing arrangements of its Munsingwear/registered trademark/ brand name for marketing of undergarments, hoisery, activewear, blazers, sweaters, shirts, pants, shorts and loungewear. The Company continues to evaluate opportunities to acquire other brand names and businesses which distribute complementary apparel products and to grant licenses of its brand names. However, there can be no assurance that any such acquisitions will be consummated.

     (b)  Financial Information about Industry Segments

Not Applicable.

         (c)      Narrative Description of Business

PRODUCTS AND PRODUCT DESIGN

     SHIRTS. The Company offers a broad line of sport shirts which include cotton and cotton-blend printed and plain knit shirts, silk, cotton and rayon printed button front sport shirts, linen sport shirts, golf shirts, embroidered cotton shirts and cotton/poly mix dress shirts. The Company's shirt line also includes dress shirts, brushed twill shirts, jacquard knits and yarn-dyed flannels. In addition, the Company is also the leading distributor in the United States of guayabera shirts. The Company markets shirts under a number of its own brand names, as well as the private labels of its customers. The Company's signature brand names are Natural Issue/registered trademark/ and the Munsingwear/registered trademark/, Grand Slam, Grand Slam Tour/trademark/ and Penguin Sport/trademark/ brand names acquired in the Munsingwear acquisition. The Company also uses Feldini/registered trademark/ for its better shirts, and Corsa/registered trademark/, Gianni Abozzi/registered trademark/, Premier/trademark/, Monte Carlo/trademark/, Career Club/registered trademark/, CC Sport/registered trademark/, Cotton Mill/trademark/, Tippos and Romani/registered trademark/ for its more moderately priced lines. The Company holds license rights to market men's dress and sport shirts under the Albert Nipon/registered trademark/ and Adolfo/registered trademark/ brand names. Sales under the brand names owned and licensed by the Company accounted for a significant majority of net shirt sales during Fiscal 1997, with the balance being private label sales. The Company's shirts are produced in a wide range of men's sizes, including sizes for the big and tall men's market. Sales of shirts accounted for approximately 90% of net sales during Fiscal 1997.

     PANTS. The Company's pants line includes a variety of styles of wool, wool-blend, linen and poly/rayon dress pants, casual pants in cotton and poly/cotton and linen/cotton walking shorts. The Company's pants line, which is offered in a wide range of men's sizes, is marketed under the Feldini/registered trademark/ and Natural Issue/registered trademark/ brand names. The Company also holds a license to market dress and casual pants under the Gianfranco Ruffini/registered trademark/ brand name. Sales of pants accounted for approximately 5% of net sales during Fiscal 1997.

     OTHER PRODUCTS. The Company offers boyswear items including rayon and cotton sport shirts under the Tones/trademark/ and Natural Issue/registered trademark/ brand names. The Company is currently expanding its marketing of boyswear which accounted for approximately 5% of net sales during Fiscal 1997.

     PRODUCT DESIGN. Substantially all of the Company's products are designed by its in-house staff utilizing computer-aided design technology. This technology enables the Company to produce computer-generated simulated samples that display how a particular style will look in a given color and fabric. These samples can be printed on paper or directly onto fabric to present more accurately the colors and patterns to a potential customer. In addition, the Company can quickly alter the simulated sample in response to customer comments, such as a request to change the colors, print layout, collar style and trimming, pocket details and/or placket treatments. The use of computer-aided design technology minimizes the time consuming need for and costs associated with producing actual sewn samples prior to customer approval and allows the Company to create custom designed products meeting the specific needs of a customer.

     In designing its apparel, the Company seeks to foster consumer appeal by combining functional, colorful and high quality fabrics with creative designs and graphics. Styles, color schemes and fabrics are also selected to encourage consumers to coordinate outfits, thereby encouraging multiple purchases. The Company's design staff seeks to stay abreast of the latest design trends by attending trade shows and periodically conducting marketing research in Europe and the United States.

MARKETING AND SALES

     The Company sells its merchandise to a broad spectrum of retailers, including chain stores, department stores, mass merchandisers and specialty stores. The Company's largest customers include K-Mart Corporation, J.C. Penney Company, Inc., Sears, Roebuck & Co., Wal-Mart Stores Inc., and Federated Department Stores, Inc. The Company's net sales to its five largest customers aggregated approximately 53%, 54% and 52% of net sales during the fiscal years ended January 31, 1995 ("Fiscal 1995"), January 31, 1996 ( "Fiscal 1996") and Fiscal 1997, respectively. Sales to K-Mart Corporation, J.C. Penney Company, Inc., and Sears, Roebuck & Co. accounted for approximately 15%, 12% and 11%, respectively, of net sales during Fiscal 1997. Sales to J.C. Penney Company, Inc., Wal-Mart Stores Inc. and Sears, Roebuck & Co. accounted for approximately 18%, 12% and 10%, respectively, of net sales during Fiscal 1996. Sales to J.C. Penney Company, Inc., Sears, Roebuck & Co. and K-Mart Corporation accounted for approximately 19%, 12% and 10% respectively, of net sales during Fiscal 1995. No other single customer accounted for more than 10% of net sales during such fiscal years.

     The Company markets its apparel products to customers principally through the direct efforts of an in-house sales staff and independent commission sales representatives who work exclusively for the Company. These in-house employees and sales representatives account for approximately 95% of net sales, handling all major accounts. In addition, the Company uses independent commission sales representatives, who generally market other product lines as well as those of the Company. The Company supplements these sales efforts through attendance at major industry trade shows and through telemarketing efforts directed largely at specialty retailers. The Company also advertises to retailers through print advertisements in a variety of trade magazines and newspapers. In order to promote its men's sportswear at the retail level, the Company conducts cooperative advertising in print and broadcast media in which the Company's products are featured by various retailers in their advertisements and the cost of the advertisements is shared by the Company and the retailers. The Company also conducts various in-store marketing activities with its customers, such as placing displays of its product line with an emphasis on related and coordinated clothing in highly visible locations and offering promotions geared to holidays such as Christmas and Father's Day. During Fiscal 1998 the Company has committed to a direct advertising campaign featuring the Natural Issue/registered trademark/ and Munsingwear/registered trademark/ brand names through the placement of highly visible billboards, sponsorships, and special events in selected markets.

CUSTOMER SERVICE

     The Company believes that customer service is a key factor in successfully marketing its apparel products and seeks to provide customers with a high level of customer service. The Company coordinates efforts with retailers to develop products meeting the specific needs of a customer, uses computer-aided design technology to offer custom designed products and utilizes its sourcing capabilities to produce and deliver products on a timely basis.

     The Company's in-house sales staff is responsible for customer follow-up and support including monitoring prompt order fulfillment and timely delivery. The Company utilizes an Electronic Data Interchange ("EDI") system for certain customers in order to provide them with advance shipping notices, process their orders and conduct billing operations. In addition, certain customers use the EDI system to communicate their weekly inventory requirements per store to the Company by computer. The Company then fills those orders either by shipping directly to the individual stores or by sending shipments, individually packaged and bar coded by store, to a customer's centralized distribution center.

SOURCES OF SUPPLY

     The Company utilizes independent contract manufacturers to produce substantially all its apparel products. During Fiscal 1997, in excess of 85% of the Company's products were sourced from independent foreign suppliers, with the remainder from domestic manufacturing and "807 operations". The Company currently uses approximately 120 suppliers primarily from countries in the Far East and other parts of Asia and approximately 12 suppliers from countries in Central America. The Company is dependent upon the ability of its contract manufacturers to secure a sufficient supply of raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. The use of contract manufacturers and the resulting lack of direct control could subject the Company to difficulty in obtaining timely delivery of products of acceptable quality. Nevertheless, the Company believes that the use of numerous independent suppliers allows the Company to maximize production flexibility while avoiding significant capital expenditures and the costs of maintaining and operating production facilities.

     The Company does not have long-term contracts with any of its suppliers. The Company believes that the loss of any one or more of its suppliers is not likely to have a long-term material adverse effect on the Company's business, because either new or existing manufacturers would be available to fulfill the Company's requirements. However, the failure of any key supplier to perform or the loss of any key supplier could have a material adverse effect on a short-term basis on the Company's business and results of operations until such time as a comparable key supplier is identified.

     The Company allocates production among suppliers based upon a number of criteria, including availability of production capability, quality, pricing and possession of necessary quota allocations to enable the import of finished goods into the United States. Substantially all of the Company's products are manufactured by suppliers who themselves purchase the necessary materials and produce finished garments in accordance with specifications, designs and patterns furnished by the Company. Cotton fabric is the principal raw material used in the Company's apparel. Although the Company believes that its suppliers will continue to be able to procure a sufficient supply of cotton fabric for its production needs, the price and availability of cotton may fluctuate significantly.

     The Company maintains offices in Beijing, Guangzhou, Taipei and Mexico City. It also operates through independent agents based in Thailand, Hong Kong, Pakistan, Korea, Turkey, Indonesia and India to source the Company's products in the Far East and monitor production at contract manufacturing facilities in order to ensure quality control and timely delivery. Similar functions with respect to the Company's Central American suppliers are performed by Company personnel based in its Miami, Florida executive offices. The Company conducts periodic inspections of samples of each product prior to cutting by contractors, during the manufacturing process and prior to shipment. Finished goods are generally shipped to the Company's Miami, Florida facilities for repackaging and distribution to customers. The Company's return policy permits customers to return defective products for credit; however, the amount of the Company's products in the last three fiscal years which were returned as defective was not material.

     In order to assist with timely delivery of finished goods, the Company functions as its own customs broker, pursuant to which it is able to prepare its own customs documentation and arrange for any inspections or other clearance procedures with the United States Customs Service. The Company is also a member of the United States Customs Automated Interface program, which permits the Company to clear its goods through United States Customs electronically, reducing the necessary clearance time to a matter of hours rather than days.

SEASONALITY

     The Company's products have historically been geared towards lighter weight products generally worn during the spring and summer months. While the Company believes that this seasonality has been reduced with the introduction of fall, winter, and holiday merchandise, there can be no assurance that these new product lines will continue to be successful or that they will continue to reduce the seasonality of the Company's sales.

COMPETITION

     The men's sportswear industry is highly competitive. The Company's competitors include numerous apparel importers, distributors and manufacturers, many of which have greater financial, manufacturing and distribution resources than the Company. Although to date the Company has been able to compete successfully based upon product quality, price and customer service, there can be no assurance that it will continue to be able to do so.

TRADEMARKS

     The Company holds or has applied for U.S. trademarks for its most significant brand names. The Company believes that its Natural Issue/registered trademark/ , Munsingwear/registered trademark/, and Penguin Design trademarks are material to its business. Natural Issue/registered trademark/, Munsingwear/registered trademark/ and the Penguin Design are registered with the United States Patent and Trademark Office. The Natural Issue registration expires in June 2002 and is subject to renewal. The Munsingwear/registered trademark/ trademark registration expires in May 2009 and is subject to renewal. The Penguin Design Trademark registration expires during 1999 and is subject to renewal. The Company is subject to claims and suits against it, as well as the initiator of claims and suits against others, in the ordinary course of its business, including claims arising from the use of its trademarks. The Company does not believe that the resolution of any pending claims will have a material adverse affect on its financial condition.

EMPLOYEES

     The Company employed approximately 300 persons as of January 31, 1997. None of the Company's employees is subject to a collective bargaining agreement, and the Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

     The Company's executive offices and warehouse facilities are located in Miami, Florida.

     The Company's executive offices occupy a 19,000 square foot building in Miami, Florida. The space is leased from George Feldenkreis, the Company's Chairman of the Board, pursuant to a lease which expires in December 2000. The Company's current rental for the office facility is $128,000 per annum.

     The Company also occupies an approximately 49,000 square foot warehouse building adjacent to its executive offices with approximately 6,000 square feet of office space. The warehouse is leased from George Feldenkreis pursuant to a five-year lease expiring in April 1998, at a current annual rental of $299,000, which rent increases annually by an amount equal to the lesser of any increase in the consumer price index or 5%. This lease provides for a five-year renewal option. The Company leases a second adjacent 32,000 square foot warehouse building from a partnership of which Mr. Feldenkreis is a general partner. This warehouse is leased pursuant to a three-year lease expiring in June 1998, at a current annual rental of approximately $136,000.

     The Company also leases an additional 107,000 square foot warehouse from an unaffiliated third party, pursuant to a lease which expires in July 1997, at an annual rent of approximately $494,000. This space is located approximately three miles from the Company's headquarters facilities.

     The Company leases a showroom and office space in New York City, maintains an office in Guangzhou and also leases offices jointly with Carfel, Inc. ("Carfel"), an affiliated automotive parts importer and distributor, in Beijing and Taipei to monitor Far East production of their respective products.

     The Company believes that its arrangements with George Feldenkreis are on terms at least as favorable as the Company could secure from a non-affiliated third party.

     During Fiscal 1998, the Company intends to consolidate its administrative offices and warehouse and distribution facilities into a new 238,000 square foot facility in Miami. The Company is party to an agreement to purchase this facility which is being built to the Company's specifications. The Company is seeking to finance the facility with a financial institution in a transaction where the financial institution will assume the Company's obligation to purchase the facility and will then enter into a long term lease with the Company for the facility. The Company anticipates that the lease will have an initial term of five years and a minimum annual rental of approximately $1,300,000.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to claims and suits against it, as well as the initiator of claims and suits against others, in the ordinary course of its business, including claims arising from the use of its trademarks. The Company does not believe that the resolution of any pending claims will have a material adverse affect on its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information

     The Company's Common Stock has been listed for trading on The Nasdaq National Market under the symbol SUPI since May 21, 1993. The following table sets forth, for the Fiscal quarters indicated, the range of high and low closing bid prices per share of Common Stock as reported by The Nasdaq National Market. Such quotations represents inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                        HIGH            LOW

FISCAL 1996
First Quarter....................................       $13.63         $ 9.50
Second Quarter...................................        19.75          11.75
Third Quarter....................................        22.50          16.00
Fourth Quarter...................................        16.50          12.00
FISCAL 1997
First Quarter....................................        13.00          12.25
Second Quarter...................................        17.25          15.63

Third Quarter....................................        17.00          14.50
Fourth Quarter...................................        16.25          14.25

     (b) Holders

     As of April 25, 1997, there were approximately 43 holders of record of the Company's Common Stock. The Company believes the number of beneficial owners of its Common Stock is in excess of 1100.

     (c) Dividends

     The Company has not paid any cash dividends since its inception and the Board of Directors does not contemplate doing so in the near future. Payment of cash dividends is prohibited under the Revolving Credit Agreement. See Note 7 of Notes to the Consolidated Financial Statements of the Company included in Item 8 of this Report. Any future decision as to payment of cash dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

     (in thousands, except per share amounts and number of shares)

     The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of the Company and related notes thereto included in Item 8 of this Report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                FISCAL YEAR ENDED JANUARY 31,
                                          ---------------------------------------------------------------------------

                                                   1993           1994           1995           1996           1997
STATEMENT OF INCOME DATA:

Net sales                                     $   33,556       $ 50,006      $  90,564       $121,080     $  155,706

Gross profit                                       8,511         12,488         21,377         28,935         33,660

Selling, General and
 Administrative Expenses                           4,763          7,651         13,967         19,602         22,555

Operating income                                   3,749          4,837          7,409          9,333         11,105

Interest expenses                                    938            796          1,219          2,224          1,664

Income before income taxes                         2,811          4,041          6,191          7,109          9,441

Net income                                         1,800          2,540          3,872          4,424          5,844

Net income per share                          $     0.77       $   0.81      $    1.10       $   1.13     $     1.33

Weighted average number of
 common shares                                 2,333,333      3,151,963      3,533,333      3,912,774      4,396,548


                                                                         JANUARY 31,
                                          ---------------------------------------------------------------------------

                                                    1993           1994           1995           1996           1997
BALANCE SHEET DATA:

Accounts receivable, net                      $    5,996      $  11,462      $  21,272      $  18,101     $   28,807

Inventories                                        7,045         16,056         30,153         30,353         32,201

Working capital                                    3,172         16,509         43,067         47,760         23,574

Total assets                                      14,018         30,030         55,512         53,735         88,158

Borrowings under credit
 facilities, including  current
 portion of long-term debt                         9,290          7,073          4,944              0         31,949

Long-term debt, less current
 portion                                              62             96         23,312          6,968              0

Total stockholders' equity                         3,660         18,144         22,016         43,833         47,775


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company has experienced significant growth with sales increasing to $155.7 million for Fiscal 1997 from $90.6 million for Fiscal 1995. A substantial portion of the increase during the period is attributable to increased volume of the Company's products sold. Since Fiscal 1995, the Company has significantly increased sales to its existing customer base, primarily mass merchandisers and department stores. In addition, the Company has expanded its customer base to include more mass merchandisers, department stores and foreign customers.

     The Company has experienced significant growth in sales of its knit and woven shirts under the Natural Issue/registered trademark/ and other related brand names, as well as the private labels of its customers. The Company has also grown through the acquisitions of Munsingwear and Jolem during Fiscal 1997.

     The increased recognition of the Company's products has allowed the Company to expand its line of sports shirts and introduce additional products such as pants, shorts and boyswear. In addition, the Company believes that it has benefitted from the growing trend towards casual dressing in the workplace and is well positioned to continue to benefit from this trend.

     The Company's marketing commitment is intended to further the growing popularity of its brand names, including the Natural Issue/registered trademark/ and Munsingwear/registered trademark/ brands as well as enhancing licensing opportunities. The Company has increased expenditures to enhance its sales and marketing, design capability, product sourcing, distribution and internal control systems. The Company believes that such expenditures have provided the personnel and resources needed to manage its growth and plans to continue to invest appropriately in order to sustain future growth.

     The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income expressed as a percentage of sales:

                                                                                  FISCAL YEAR ENDED
                                                                                     JANUARY 31,
                                                                    --------------------------------------
                                                                    1995              1996          1997
Net sales.....................................................       100.0%           100.0%        100.0%
Cost of Sales.................................................        76.4             76.1          78.4
                                                                      ----             ----          ----

Gross profit..................................................        23.6             23.9          21.6
Selling, general and administrative expenses..................        15.4             16.2          14.5
                                                                      ----             ----          ----

Operating income..............................................         8.2              7.7           7.1
Interest expense..............................................         1.3              1.8           1.1
                                                                       ---              ---           ---

Income before income taxes....................................         6.9              5.9           6.0
Income tax provision..........................................         2.6              2.2           2.3
                                                                       ---              ---           ---

Net income....................................................         4.3%             3.7%          3.7%
                                                                       ===              ===           ===

RESULTS OF OPERATIONS

     FISCAL 1997 AS COMPARED TO FISCAL 1996

     Sales for Fiscal 1997 were $155.7 million as compared to $121.1 million for Fiscal 1996, an increase of $34.6 million or 28.6%. This increase was principally attributable to the broad-based growth in the Company's product lines to existing customers, the addition of new customers, and the acquisition of both Jolem and Munsingwear.

     Cost of sales for Fiscal 1997 was $122.0 million or 78.4% of sales as compared to $92.1 million or 76.1% of sales for Fiscal 1996. This increase in cost of sales as a percentage of sales principally reflects sales of discounted inventory.

     Selling, general and administrative expenses for Fiscal 1997 were $22.6 million or 14.5% of sales as compared to $19.6 million or 16.2% of sales for Fiscal 1996. This increase was due to increased levels of business as well as partial absorption of certain operating expenses as a result of the Jolem and Munsingwear/registered trademark/ acquisitions. Thereafter, the Company integrated the purchasing, marketing and design functions of Jolem and Munsingwear/registered trademark/ into its operations in Miami. Such integration directly impacted the selling, general and administrative expenses, and contributed to the reduction of such expenses as a percentage of sales.

     Interest expense for Fiscal 1997 was $1.7 million or 1.1% of sales as compared to $2.2 million or 1.8% of sales for Fiscal 1996. This decrease in interest expense was due to the repayment of a portion of the amount outstanding under the Company's $35.0 million revolving credit agreement with a portion of the proceeds of the Company's public offering in September 1995. However, interest expense is expected to increase in Fiscal 1998 as a result of the additional indebtedness incurred by the Company to consummate the Munsingwear acquisition.

     Net income for Fiscal 1997 was $5.8 million or 3.7% of sales as compared to $4.4 million or 3.7% of sales for Fiscal 1996.

     FISCAL 1996 AS COMPARED TO FISCAL 1995

     Sales for Fiscal 1996 were $121.1 million as compared to $90.6 million for Fiscal 1995, an increase of $30.5 million or 33.6%. This increase was principally attributable to increased volume of the Company's product sold, with broad-based growth of the Company's product lines to existing customers as well as the addition of new customers, including a major mass merchandiser. In particular, the Company experienced rapid growth of sales of knit shirts to mass merchandisers as well as increased sales of its Natural Issue/registered trademark/ product line.

     Cost of sales for Fiscal 1996 was $92.1 million or 76.1% of sales as compared to $69.2 million or 76.4% of sales for Fiscal 1995. This slight decrease in cost of sales as a percentage of sales principally reflects lower sourcing costs.

     Selling, general and administrative expenses for Fiscal 1996 were $19.6 million or 16.2% of sales as compared to $14.0 million or 15.4% of sales for Fiscal 1995. A significant portion of this increase in selling, general and administrative expenses resulted from the addition of administrative and operating personnel needed to support the Company's expanded level of operations. As a percentage of sales, selling, general and administrative expenses increased due to expenditures associated with the expansion of the business, continued investment in control systems, additional brand name support and other marketing activities.

     Interest expense for Fiscal 1996 was $2.2 million or 1.8% of sales as compared to $1.2 million or 1.3% of sales for Fiscal 1995. This increase in interest expense was due to a higher level of borrowings incurred to finance the working capital needs of the Company associated with the growth of the Company's operations.

     Net income for Fiscal 1996 was $4.4 million or 3.7% of sales as compared to $3.9 million or 4.3% of sales for Fiscal 1995. This decrease in net income as a percentage of sales was principally attributable to the above-referenced factors.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its growth in sales and the resulting increase in inventory and other working capital requirements principally from operating cash flow and borrowings under the Revolving Credit Agreement. The amount available for borrowings under the Revolving Credit Agreement is determined pursuant to a formula based upon the levels of eligible accounts receivable and finished goods inventory, subject to a maximum of $35.0 million. At January 31, 1997, $25.1 million was outstanding under the Revolving Credit Agreement, and the Company had approximately $9.9 million available for additional borrowings based on eligible receivables and inventory. The increase in the outstanding amount due under the revolving credit agreement is primarily related to the financing of the Munsingwear acquisition.

     The Revolving Credit Agreement bears interest at the bank's prime rate or LIBOR plus 1.5%. The Company borrows under the Revolving Credit Agreement as the need arises to meet working capital needs and to fund capital expenditures. The outstanding balance due under the Revolving Credit Agreement matures in October 1997. As a result, this amount was re-classified as a current liability at January 31, 1997. The Company intends to renew or replace the Revolving Credit Agreement prior to its scheduled maturity date.

     Net cash provided by operating activities was $1,873,766 for Fiscal 1997 principally as a result of cash provided by net income of $5.8 million and increases in the amount of accounts payable and accrued expenses by $4.8 million, offset by an increase in accounts receivable and other assets of $9.0 million and $1.9 million, respectively. Accounts receivable are typically high at the end of the Company's fourth quarter as a result of the increase in sales during the holiday season. However, the fourth quarter sales of Fiscal 1996 were adversely affected by shipments to some retailers that were delayed in the last weeks of January as a result of the harsh weather conditions in the Northeastern states and in response to the difficult retail environment at the time. Sales for the quarter ended January 31, 1997 were $41.3 million compared to $25.7 million for the quarter ended January 31, 1996. Therefore, the increase in accounts receivable at January 31, 1997 from January 31, 1996 reflects the Company's improved holiday sales during the fourth quarter of Fiscal 1997.

     Capital expenditures were $1.1 million for Fiscal 1997. Except with respect to a planned financing and lease transaction for a new facility, as described in "Item 2. Properties", the Company presently has no significant commitments to incur capital expenditures.

     The Company also maintains letter of credit facilities totaling $33.0 million, one of which provides the Company with a sublimit of $8.0 million for advances to refinance letters of credit up to 120 days. The letter of credit facilities are secured by the consignment of merchandise in transit under each letter of credit. Indebtedness under these facilities bears interest at variable rates substantially equal to the lenders' specified base lending rates minus 1.0% per annum. As of January 31, 1997, there was $9.2 million available under these facilities.

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

     At January 31, 1997, the Company had working capital of $23.6 million. The Company's current ratio was 1.58 to 1 at January 31, 1997. If the Company's Revolving Credit Agreement had not been reclassified as a current liability due to its scheduled maturity in October 1997, the Company's working capital would have been $48.7 million and its current ratio would have been 4.2 to 1. The Company's sources of working capital are income generated from operations and the credit facilities described above.

EFFECTS OF INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

     The Company does not believe that inflation has significantly affected its results of operations.

     The Company's purchases from foreign suppliers are made in U.S. dollars. Accordingly, the Company, to date, has not been materially adversely affected by foreign currency fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Supreme International Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Supreme International Corporation and subsidiaries (the "Company") as of January 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended January 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP
Miami, Florida

April 30, 1997


SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 1997 AND 1996
-------------------------------------------------------------------------------------------------------------

ASSETS                                                                           1997            1996

CURRENT ASSETS:
  Cash                                                                       $   755,798     $   258,533
  Accounts receivable, net                                                    28,807,236      18,101,151
  Inventories                                                                 32,200,522      30,352,993
  Deferred income taxes                                                          668,658         828,313
  Other current assets                                                         1,525,695       1,153,785
                                                                             -----------     -----------
        Total current assets                                                  63,957,909      50,694,775

PROPERTY AND EQUIPMENT, net                                                    2,138,088       2,078,327

INTANGIBLE ASSETS, net                                                        19,858,692         674,199

OTHER                                                                          2,203,601         288,123
                                                                             -----------     -----------
TOTAL                                                                        $88,158,290     $53,735,424
                                                                             ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                           $ 5,584,924     $ 1,523,560
  Accrued expenses                                                             2,063,040       1,189,171
  Borrowings under credit facilities                                           6,812,629               -
  Current portion of long-term debt                                           25,136,801               -
  Other current liabilities                                                      785,422         221,666
                                                                             -----------     -----------
           Total current liabilities                                          40,382,816       2,934,397
                                                                             -----------     -----------
LONG-TERM DEBT                                                                         -       6,967,943
                                                                             -----------     -----------
           Total liabilities                                                  40,382,816       9,902,340
                                                                             -----------     -----------
COMMITMENTS (Note 12)

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value; 1,000,000 shares
    authorized; no shares issued or outstanding                                       -               -
  Common stock - $.01 par value; 10,000,000 shares
    authorized; 4,351,287 and 4,533,333 shares issued and
    outstanding at January 31, 1997 and 1996, respectively                        43,513          45,333
  Additional paid-in capital                                                  27,419,452      29,319,261
  Retained earnings                                                           20,312,509      14,468,490
                                                                             -----------     -----------
        Total stockholders' equity                                            47,775,474      43,833,084
                                                                             -----------     -----------
TOTAL                                                                        $88,158,290     $53,735,424
                                                                             ===========     ===========

See notes to consolidated financial statements.


SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1997
----------------------------------------------------------------------------------------------------

                                                1997                 1996                1995

NET SALES                                   $ 155,705,733        $ 121,079,823        $ 90,564,186

COST OF SALES                                 122,045,614           92,144,575          69,187,357
                                            -------------        -------------        ------------
GROSS PROFIT                                   33,660,119           28,935,248          21,376,829

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      22,554,790           19,602,165          13,967,375
                                            -------------        -------------        ------------

OPERATING INCOME                               11,105,329            9,333,083           7,409,454

INTEREST EXPENSE                                1,664,392            2,223,869           1,219,279
                                            -------------        -------------        ------------
INCOME BEFORE INCOME
  TAX PROVISION                                 9,440,937            7,109,214           6,190,175

INCOME TAX PROVISION                            3,596,918            2,685,663           2,318,607
                                            -------------        -------------        ------------
NET INCOME                                    $ 5,844,019          $ 4,423,551         $ 3,871,568
                                            =============        =============        ============
NET INCOME PER SHARE                          $      1.33          $      1.13         $      1.10
                                            =============        =============        ============
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                  4,396,548            3,912,774           3,533,333
                                            =============        =============        ============

See notes to consolidated financial statements.


SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1997
----------------------------------------------------------------------------------------------------------------------------

                                                     COMMON STOCK
                                            --------------------------------  ADDITIONAL
                                                                                PAID-IN        RETAINED
                                                SHARES          AMOUNT          CAPITAL        EARNINGS          TOTAL

BALANCE, JANUARY 31, 1994                        3,533,333       $  35,333    $ 11,935,731     $ 6,173,371     $18,144,435

  Net income                                        -               -               -            3,871,568       3,871,568
                                                ----------       ---------    ------------     -----------     -----------
BALANCE, JANUARY 31, 1995                        3,533,333          35,333      11,935,731      10,044,939      22,016,003

  Sale of common stock, net                      1,000,000          10,000      17,383,530               -      17,393,530

  Net income                                        -               -               -            4,423,551       4,423,551
                                                ----------       ---------    ------------     -----------     -----------
BALANCE, JANUARY 31, 1996                        4,533,333          45,333      29,319,261      14,468,490      43,833,084

  Purchase of treasury stock, at cost             (187,046)         (1,870)     (1,948,509)               -     (1,950,379)

  Exercise of stock options                          5,000              50          48,700               -          48,750

  Net income                                        -               -               -            5,844,019       5,844,019
                                                ----------       ---------    ------------     -----------     -----------
BALANCE, JANUARY 31, 1997                        4,351,287       $  43,513    $ 27,419,452     $20,312,509     $47,775,474
                                                ==========       =========    ============     ===========     ===========


See notes to consolidated financial statements.


SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1997
-------------------------------------------------------------------------------------------------------------------------

                                                                                 1997            1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $ 5,844,019     $ 4,423,551    $  3,871,568
  Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
    Depreciation and amortization                                              1,147,091         724,955         474,136
    Loss on sale and abandonment of property                                     257,221
    Decrease (increase) in deferred income taxes                                 159,655        (228,313)       (433,993)
    Changes in assets and liabilities
      (net of effects of acquisitions):
      (Increase) decrease in accounts receivable, net                         (8,951,318)      3,170,857      (9,810,378)
      Decrease (increase) in inventories                                         293,527        (200,269)    (14,096,820)
      Increase in other current assets                                          (359,942)       (269,584)       (356,636)
      Increase in other assets                                                (1,915,477)        (12,604)       (178,715)
      Increase (decrease) in accounts payable and
        accrued expenses                                                       4,835,234      (2,174,659)         942,151
      Increase (decrease) in other current liabilities                           563,756        (131,184)        (426,058)
                                                                            ------------    ------------     ------------
           Net cash provided (used) by operating activities                    1,873,766       5,302,750      (20,014,745)
                                                                            ------------    ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (1,058,061)    (1,308,535)        (746,524)
  Proceeds from sale of property and equipment                                   164,545              -                -
  Payments on purchase of intangible assets                                     (137,027)      (183,138)         (78,092)
  Payment for Jolem Imports, Inc.                                             (3,657,435)             -                -
  Payment for Munsignwear, Inc.'s assets                                     (19,768,380)             -                -
                                                                             ------------  ------------     ------------
           Net cash used by investing activities                             (24,456,358)    (1,491,673)        (824,616)
                                                                            ------------   ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in borrowings under credit facilities                6,812,629     (4,943,575)      (2,103,080)
  Proceeds from long-term debt                                                60,288,097     41,357,933       23,312,068
  Payments on long-term debt                                                 (42,119,240)   (57,702,058)        (114,639)
  Proceeds from the issuance of common stock                                                 17,393,530
  Purchase of treasury stock                                                  (1,950,379)             -                -
  Proceeds from exercise of stock options                                         48,750              -                -
                                                                             ------------  ------------     ------------
           Net cash provided (used) by financing activities                   23,079,857     (3,894,170)      21,094,349
                                                                            ------------   ------------     ------------
NET  INCREASE (DECREASE) IN CASH                                                 497,265        (83,093)         254,988

CASH AT BEGINNING OF YEAR                                                        258,533        341,626           86,638
                                                                            ------------   ------------     ------------
CASH AT END OF YEAR                                                          $   755,798    $   258,533     $    341,626
                                                                            ============   ============     ============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest                                                               $ 1,433,403    $ 2,306,659     $ 1,177,254
                                                                            ============   ============     ===========

      Income taxes                                                           $ 3,394,466    $ 3,285,250     $ 2,876,198
                                                                            ============   ============     ===========

See notes to consolidated financial statements.

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1997

-------------------------------------------------------------------------------


1.    GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL - Supreme International Corporation and Subsidiaries (the "Company") was incorporated in the State of Florida and has been in business since 1967. The Company designs, imports, and markets fashion-oriented, moderately priced and better men's sportswear, primarily sports and dress shirts and casual and dress pants, which are sold principally to mass merchandisers, department stores, and men's specialty retailers throughout the United States, Puerto Rico and Canada.

      The following is a summary of the Company's significant accounting policies:

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Supreme International Corporation and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

      USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the consolidated financial and the accompanying notes. Actual results could differ from those estimates.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of accounts receivable and accounts payable approximates fair value due to their short-term nature. The carrying amount of debt and credit facilities approximate fair value due to their stated interest rate approximating a market rate.

      INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out basis) or market. Costs consists of the purchase price, customs duties, freight and insurance, and commissions to buying agents.

      PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or estimated useful lives of the improvements. The useful lives range from five to ten years.

      INTANGIBLE ASSETS - Intangible assets primarily represent costs capitalized in connection with the acquisition, registration and maintenance of brand names and license rights. Intangibles are amortized over their estimated useful lives which range from three to twenty years.

      LONG LIVED-ASSETS - The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF, in fiscal year 1997. The effects of adopting SFAS No. 121 were not material in relation to the Company's consolidated financial statements.

      In accordance with SFAS No. 121, management reviews long-lived assets, including identifiable intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Assets, if any, for which management has committed to a plan to dispose of the assets, whether by sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning future conditions.

      REVENUE RECOGNITION - Sales are recognized upon shipment, returns for defective goods are netted against sales, and an allowance is provided for such estimated returns. Sales to any one customer exceeding ten percent amounted to $23,490,000 (15%), $18,350,000 (12%) and $17,670,000 (11%) for
      the year ended January 31, 1997; $22,020,000 (18%), $14,250,000 (12%) and
      $12,280,000 (10%) for the year ended January 31, 1996; $17,097,000 (19%),
      $10,657,000 (12%) and $8,989,000 (10%) for the year ended January 31,
      1995. The Company does not believe that these concentration of sales and credit risk represents a material risk of loss with respect to its financial position as of January 31, 1997.

      INCOME TAXES - Deferred income taxes result primarily from timing differences in the recognition of expenses for tax and financial reporting purposes and are accounted for in accordance with Financial Accounting Standards Board Statement No. 109 ("SFAS No. 109"), ACCOUNTING FOR INCOME TAXES, which requires the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur.

      NET INCOME PER SHARE - Earnings per common share and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of common shares was increased by the number of shares issuable on the exercise of warrants and stock options when the market price of the common stock exceeds the exercise price of the warrants or options. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the warrants or options; those purchases were assumed to have been made at the average price of common stock during the year. Earnings per share assuming full dilution was determined in the same manner as earnings per common share and common equivalent share except that the period-end stock price was used.

      ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION, in fiscal year 1997 (See Note 11).

      RECLASSIFICATIONS - Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

      NEW ACCOUNTING PRONOUNCEMENTS - In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), EARNINGS PER SHARE. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 and simplifies the accounting standards used in calculating earnings per share. SFAS No. 128 suggest that earnings per common share be calculated by a numerator of income available to common shareholders divided by a denominator of weighted-average shares outstanding. Earnings per share - assuming dilution is calculated by a numerator of income available to common shareholders plus effects of convertible securities divided by a denominator of weighted-average shares outstanding plus potential common shares. The components of the numerator and denominator are further detailed in SFAS No. 128. SFAS No. 128 will apply to the Company for the year ended January 31, 1998. The Company does not believe the adoption of SFAS No. 128 will have a material effect on the Company's earnings per share calculation.

2.    ACQUISITIONS

      MUNSINGWEAR ACQUISITION - On September 6, 1996, the Company acquired certain assets of Munsingwear, Inc. ("Munsingwear"), a manufacturer of men's casual apparel for approximately $18,400,000. The assets acquired consisted of brand names including GRAND SLAM,GRAND SLAM TOUR, PENGUIN SPORT, and other intangible assets. The purchase price amounted to approximately $19,800,000, which included $1,400,000 of transaction costs, and was primarily allocated to working capital and intangible assets as follows: inventories $300,000; accounts receivable $300,000; and brand names $19,200,000. The acquisition was accounted for under the purchase method of accounting and was financed with borrowings from the revolving credit agreement (See Note 7).

      JOLEM ACQUISITION - On May 6, 1996, the Company acquired all of the assets of Jolem Imports, Inc. ("Jolem") a Miami based manufacturer of men's and boy's casual apparel. The purchase price amounted to approximately $3,700,000, and was primarily allocated to working capital and intangible assets as follows: inventories $1,800,000; accounts receivable $1,500,000; and brand names $400,000. The acquisition was accounted for under the purchase method of accounting.

      The following unaudited information presents the Company's pro forma operating data for the years ended January 31, 1997 and 1996 as if the acquisitions had been consummated at the beginning of each of the years presented. It includes certain adjustments to the historical consolidated statements of income of the Company to give effect to the acquisition of brand names and associated rights, license agreements and other acquired net assets, the related issuance of additional indebtedness by the Company and the increased amortization of the intangible assets. The unaudited pro forma financial data are not necessarily indicative of the results of operations that would have been achieved had the transactions reflected therein been consummated prior to the period in which they were completed, or that might be attained in the future.

                                           PRO FORMA YEAR ENDED
                                           --------------------
                                  JANUARY 31, 1997    JANUARY 31, 1996

      Net Sales                     $183,559,000        $167,237,000
      Net income                       6,614,000           5,758,000
      Net income per share                  1.50                1.47

3.    ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following at January 31:

                                                          1997                1996

        Trade accounts                                $  29,924,228      $  18,873,684
        Other                                               803,573             37,273
                                                      -------------      -------------

        Total                                            30,727,801         18,910,957

        Less:  Allowance for doubtful accounts             (250,000)          (242,792)
               Allowance for sales returns               (1,670,565)          (567,014)
                                                      -------------      -------------
        Total                                         $  28,807,236      $  18,101,151
                                                      =============      =============

      The activity for the allowance accounts are as follows:

                                                             1997               1996                1995

        Allowance for doubtful accounts:
          Beginning balance                           $      242,792      $      627,108     $      201,959
          Provision                                          135,854             362,007            708,668
          Write-offs, net of recoveries                     (128,646)           (746,323)          (283,519)
                                                      --------------      --------------     --------------

          Ending balance                              $      250,000      $      242,792     $      627,108
                                                      ==============      ==============     ==============
        Allowance for sales returns:
          Beginning of balance                        $      567,014      $      189,997     $       48,701
          Provision                                        9,057,342           7,790,650          3,807,131
          Actual returns                                  (7,953,791)         (7,413,633)        (3,665,835)
                                                      --------------      --------------     --------------
          Ending balance                              $    1,670,565      $      567,014     $      189,997
                                                      ==============      ==============     ==============


      The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated.

4.    INVENTORIES

      Inventories consist of the following at January 31:

                                               1997               1996

        Finished goods                   $   27,445,635      $   26,673,903
        Raw materials and in process          3,629,940           3,040,737
        Merchandise in transit                1,124,947             638,353
                                         --------------      --------------
        Total                            $   32,200,522      $   30,352,993
                                         ==============      ==============


5.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at January 31:

                                                                1997                1996

        Furniture, fixtures and equipment                 $    3,250,373     $    2,601,879
        Vehicles                                                 321,553            264,079
        Leasehold improvements                                   775,292            621,604
                                                          --------------     --------------
                                                               4,347,218          3,487,562

        Less accumulated depreciation and amortization        (2,209,130)        (1,409,235)
                                                          --------------     --------------
        Total                                             $    2,138,088     $    2,078,327
                                                          ==============     ==============


6.    BORROWINGS UNDER LETTER OF CREDIT FACILITIES

      The Company has a letter of credit facility which provides up to $20 million to issue sight letters of credit including a sublimit of $2 million to issue time letters of credit up to 120 days. In addition, the facility has an $8.0 million sublimit for refinancing of sight letters of credit up to 120 days. The facility is secured by the consignment of merchandise in transit under each letter of credit. Indebtedness under this facility bears interest at variable rates substantially equal to the lenders' specified base lending rates minus 1.0% per annum. Amounts outstanding under the $8.0 million sub-limit shall be secured by a secondary interest in the Company's accounts receivable and inventory.

      The Company has two other letter of credit facilities which provide borrowings up to $13 million to issue sight letters of credit. The facilities are secured by the consignment of the merchandise in transit under each letter of credit.


                                                             1997               1996                1995

        Total letter of credit facilities                  $  33,000,000       $  35,000,000      $  40,000,000
        Borrowings                                            (6,812,629)                  -         (4,943,575)
        Outstanding letters of credit                        (16,978,256)        (11,758,074)       (22,842,000)
                                                           -------------       -------------      -------------

        Available                                          $   9,209,115       $  23,241,926      $  12,214,425
                                                           =============       =============      =============


7.    LONG-TERM DEBT

      The Company entered into a revolving credit agreement on October 5, 1994 with a commercial bank giving it the right to borrow $35 million or a portion thereof for its general corporate purposes until October 5, 1997. The principal amount then outstanding will be due and payable on that date. Borrowings are limited under the terms of a borrowing base calculation which generally restricts the outstanding balance to 85% of eligible receivables plus 50% of eligible inventories, as defined. Interest payable on borrowings is variable, based upon the Company's option of selecting a LIBOR plus 1.5% or the bank's prime rate. Interest of 7.11% was being charged as of January 31, 1997. The agreement contains certain covenants the most restrictive of which require the Company to maintain certain financial and net worth ratios. In addition, the agreement restricts the payment of dividends. The agreement is secured by the Company's assets. The outstanding balance under this agreement at January 31, 1996 was $6,967,943 and was classified as long-term debt. At January 31, 1997, the outstanding balance was $25,136,801 and was classified as a current liability as it will mature in October 1997.

8.    INCOME TAXES

      The income tax provision consists of the following for each of the years ended January 31:

                                                              1997               1996                1995

      Current income taxes:
        Federal                                         $    2,910,509      $    2,510,684     $    2,352,677
        State                                                  526,754             403,292            397,409
                                                         -------------      --------------     --------------
      Total                                                  3,437,263           2,913,976          2,750,086

      Deferred income taxes:
        Federal and state                                      159,655            (228,313)          (431,479)
                                                         -------------      --------------     --------------

      Total                                             $    3,596,918      $    2,685,663     $    2,318,607
                                                         =============      ==============     ==============


      The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate for each of the years ended January 31:

                                                  1997      1996       1995

      Statutory federal income tax rate          35.0 %    35.0 %     35.0 %

      Increase (decrease) resulting from:
        State income taxes, net of
          federal income tax benefit              3.9       3.3        3.1
        Benefit of graduated rate                (1.0)     (1.0)      (1.0)
        Other                                     0.2       0.5        0.4
                                                 ----      ----       ----
      Total                                      38.1 %    37.8 %     37.5 %
                                                 ====      ====       ====

      The tax effects of temporary differences that give rise to deferred tax assets are as follows as of January 31:

                                                   1997            1996


      Deferred income tax assets:
        Inventories                            $   589,770     $   547,881
        Accounts receivable                         93,750         308,687
        Accrued expenses                           233,604
        Other                                       44,901          18,125
                                               -----------     -----------

        Deferred income tax assets                 962,025         874,693
                                               -----------     -----------
      Deferred income tax liabilities:
        Intangibles                               (167,188)
        Prepaid expenses                          (126,179)        (46,380)
                                               -----------     -----------

        Deferred income tax liabilities           (293,367)        (46,380)
                                               -----------     -----------
        Net deferred income tax asset          $   668,658     $   828,313
                                               ===========     ===========

      A valuation allowance for deferred income tax assets is not deemed necessary as the assets are expected to be recovered in future years.

9.    RELATED PARTY TRANSACTIONS

      George Feldenkreis, the Company's Chairman of the Board and Chief Executive Officer; Oscar Feldenkreis, the Company's President and Chief Operating Officer; Fanny Hanono, the Company's Secretary-Treasurer; and Salomon Hanono, a director of the Company, are officers, directors, or shareholders of Carfel, Inc. ("Carfel"). Up until December 1995, Carfel and the Company shared certain office space, office equipment, and administrative employees. The costs for these items were either specifically attributed, allocated based on square footage, or shared equally between the Company and Carfel. Each company paid the related expense according to the methodology described above.

      In addition, certain office and warehouse space currently occupied by the Company is leased from George Feldenkreis. Rent expense, including taxes, for these leases amounted to $600,000, $506,000, and $445,000 for the fiscal years ended January 31, 1997, 1996 and 1995, respectively.

      In January 1995, the Company entered into a license agreement (the "License Agreement") with Isaco International, Inc. ("Isaco"), pursuant to which Isaco was granted an exclusive license to use the Natural Issue/registered trademark/ brand name in the United States, its territories and possessions and Puerto Rico to market a line of men's underwear and loungewear. The License Agreement provides for a guaranteed minimum royalty of $112,500 through May 31, 1997 (with increasing amounts in succeeding years) and expires on May 31, 1998. The principal shareholder of Isaco is Isaac Zelcer, who is Oscar Feldenkreis' father-in-law. Royalty income earned from the License Agreement amounted to $243,000 and $93,000 for the years ended January 31, 1997 and 1996, respectively.

10.   PROFIT SHARING PLAN

      The Company's profit sharing plan permits employees with one or more years of service to become participants in the plan. Annual contributions to the plan are determined by the Board of Directors. For the years ended January 31, 1997, 1996 and 1995, the Company accrued contributions to the plan amounting to $50,000, $70,000 and $70,000, respectively.

11.   STOCK OPTIONS AND WARRANTS

      The Company adopted a 1993 Stock Option Plan (the "1993 Plan") and a Directors Stock Option Plan (the "Directors Plan") (collectively, the "Stock Option Plans"), under which 300,000 shares of common stock and 100,000 shares of common stock, respectively, are reserved for issuance upon the exercise of the options. The Stock Option Plans are designed to serve as an incentive for retaining qualified and competent employees, directors, consultants, and independent contractors of the Company. The 1993 Plan provides for the granting of both incentive stock options and nonstatutory stock options. Incentive stock options may only be granted to employees.

      Only non-employee directors are eligible to receive options under the Directors Plan. All matters relating to the Directors Plan are administered by a committee of the Board of Directors consisting of two or more employee directors, including selection of participants, allotment of shares, determination of price and other conditions of purchase, except that the per share exercise price of options granted under the Directors Plan will not be less than the fair market value of the common stock on the date of grant.

      Options can be granted under the 1993 Plan on such terms and at such prices as determined by the Board of Directors, or a committee thereof, except that the per share exercise price of incentive stock options granted under the 1993 Plan will not be less than the fair market value of the common stock on the date of grant, and in the case of an incentive stock option granted to a 10% shareholder, the per share exercise price will not be less than 110% of such fair market value. The aggregate fair market value of the shares covered by incentive stock options granted under the 1993 Plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

      In conjunction with the Company's initial public offering in May 1993, the Company granted 120,000 warrants entitling the holders of each warrant to purchase one share of common stock at an exercise price of $14.03 per share. The warrants became exercisable on May 21, 1995 and expire on May 20, 1998. No warrants have been exercised as of January 31, 1997.

      The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Company's stock options are issued with exercise prices which equal market price of the Company's common stock on the date of grant and, consequently, no compensation expense is recognized.

      SFAS No. 123 requires entities that account for awards for stock-based compensation to employees in accordance with APB No. 25 to present pro forma disclosure of net income and earnings per share as if compensation cost was measured at the date of grant based on fair value of the award. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: a risk-free interest rate of 6.5%; no dividend yield; a volatility factor of 58%; and a weighted-average expected life of the options of 5 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

      For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's net income and net income per share would have been reduced to the following pro forma amounts for the years ended January 31, as follows:
                                                      1997              1996

      Net income:
       As reported                              $   5,844,019     $   4,423,551
       Pro forma                                    5,710,383         4,311,772

      Primary earnings per share:
       As reported                               $       1.33     $        1.13
       Pro forma                                         1.30              1.10

      The above pro forma amounts reflect only the effect of stock options granted subsequent to February 1, 1995. Accordingly, the pro forma amounts may not be representative of the future effects on reported net income and earnings per share that will result from the future granting of stock options, since the pro forma compensation expense is allocated over the periods in which options become exercisable and new option awards are granted each year.

      A summary of the stock option activity is as follows for the years ended January 31:


                                            1997                      1996                      1995
                                  -----------------------------------------------------------------------------
                                                WEIGHTED                  WEIGHTED                  WEIGHTED
                                    NUMBER       AVERAGE      NUMBER       AVERAGE      NUMBER      AVERAGE
                                   OF SHARES    EXERCISE     OF SHARES    EXERCISE     OF SHARES   EXERCISE
                                                  PRICE                     PRICE                    PRICE
                                  -----------------------------------------------------------------------------

      Shares under option at
       beginning of year............145,500      $11.57        94,000      $11.35        70,500     $11.96
      Granted........................60,000       13.31        52,500       12.00        25,000       9.50
      Exercised......................(5,000)       9.75
      Cancelled......................(5,000)       9.75        (1,000)      11.50        (1,500)     11.50
                                    -------                  --------                   -------
      Shares under option
       at end of year...............195,500      $12.01       145,500      $11.57        94,000     $11.35
                                    -------                  --------                   -------
      Exercisable at end of year....128,625      $12.21        76,625      $12.09        32,600     $11.47
                                    -------                  --------                   -------
      Weighted-average fair value of
        options granted during the year ..       $ 7.46                    $ 5.70                   $ 5.36


      The following table summarizes information about fixed-price stock options outstanding at January 31, 1997:


                                                          OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
      ------------------------------------------------------------------------------------------------------
                                                        WEIGHTED-
                                                         AVERAGE
                                      NUMBER            REMAINING    WEIGHTED      NUMBER       WEIGHTED
                                    OUTSTANDING        CONTRACTUAL    AVERAGE    EXERCISABLE    AVERAGE
      RANGES OF EXERCISE PRICES     AT 1/31/97            LIFE       EXERCISE    AT 1/31/97  EXERCISE PRICE
                                                                       PRICE
      ------------------------------------------------------------------------------------------------------
           $ 9.50 - $12.00            118,000             2 years      $11.00      84,250        $11.07
            12.01 -  13.75             50,000             2 years       12.72      36,250         12.67
            13.76 -  16.50             27,500             4 years       15.91       8,125         16.00
      ------------------------------------------------------------------------------------------------------
           $ 9.50 - $16.50            195,500                                     128,625



12.   COMMITMENTS

      The Company has licensing agreements, as licensee, for the use of four separate designer labels. The license agreements expire on December 31, 1997, 1998, 1999, and 2000, respectively. Total royalty payments under these license agreements amounted to $405,000, $443,000 and $350,000 for the years ended January 31, 1997, 1996 and 1995, respectively, and were classified as selling, general and administrative expenses.

      The Company has entered into employment agreements with Messrs. George Feldenkreis and Oscar Feldenkreis. The agreements expire in May 1998 and are subject to annual renewals unless terminated by written notice at least 90 days prior to the May anniversary date. The agreements provide for a combined minimum annual salary of $470,000, subject to annual cost-of-living increases, and an annual bonus as may be determined by the compensation committee of the Company's Board of Directors at its discretion, up to a combined maximum of $750,000. The total performance bonus for the years ended January 31, 1997, 1996 and 1995 approximated $500,000, $200,000 and $309,000, respectively.

      The Company leases certain office, warehouse, and showroom facilities under leases that have minimum rental commitments as follows:

      Year Ending
      January 31,                                          Amount

      1998                                          $     999,800
      1999                                                261,000
      2000                                                129,000
      2001                                                117,000
                                                    -------------

      Total                                         $   1,506,800
                                                    =============

      Rent expense for these leases, including the related party rent payments discussed in Note 9, amounted to $1,078,000, $825,000 and $575,000 for the fiscal years ended January 31, 1997, 1996 and 1995, respectively.

      During Fiscal 1998, the Company intends to consolidate its administrative offices and warehouse and distribution facilities into a new 238,000 square foot facility in Miami. The Company is party to an agreement to purchase this facility which is being built to the Company's specifications. The Company is seeking to finance the facility with a financial institution in a transaction where the financial institution will assume the Company's obligation to purchase the facility and will then enter into a long term lease with the Company for the facility. The Company anticipates that the lease will have an initial term of five years and a minimum annual rental of approximately $1,300,000.

      The Company is subject to claims and suits against it, as well as the initiator of claims and suits against others, in the ordinary course of its business, including claims arising from the use of its trademarks. The Company does not believe that the resolution of any pending claims will have a material adverse affect on its financial condition.

13.   SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

          (000'S OMITTED EXCEPT PER SHARE DATA)

      FISCAL YEAR ENDED JANUARY 31, 1997          1Q            2Q            3Q            4Q           TOTAL

      Net sales                              $  37,355     $  31,012    $   46,021    $   41,318    $   155,706
      Gross profit                               8,192         6,606         9,987         8,875         33,660
      Net income                                 1,615           689         1,974         1,566          5,844
      Per share (1)                          $    0.37     $    0.16    $     0.45    $     0.36    $      1.33

      FISCAL YEAR ENDED JANUARY 31, 1996

      Net sales                              $  35,043     $  25,168    $   35,216    $   25,653    $   121,080
      Gross profit                               8,656         6,405         8,467         5,407         28,935
      Net income                                 1,595         1,024         1,505           299          4,423
      Per share (1)                          $    0.45     $    0.29    $     0.38    $     0.07    $      1.13

      FISCAL YEAR ENDED JANUARY 31, 1995

      Net sales                              $  17,512     $  17,466    $   25,881    $   29,705    $    90,564
      Gross profit                               4,360         4,304         5,869         6,844         21,377
      Net income                                   889           690         1,125         1,168          3,872
      Per share                              $    0.25     $    0.20    $     0.32    $     0.33    $      1.10

        (1) Total does not equal sum of quarters due to effect of the weighted averaging of shares outstanding.


                                   * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in accountants due to disagreements on accounting and financial disclosures.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

      The directors and executive officers of the Company are as follows:

NAME                                       AGE                POSITION
----                                       ---                --------

George Feldenkreis(1).....................  62       Chairman of the Board and Chief Executive Officer
Oscar Feldenkreis.........................  37       President, Chief Operating Officer and Director
Richard L. Dunn...........................  47       Vice President, Finance and Chief Financial Officer
Joseph Roisman............................  51       Executive Vice President
Fanny Hanono..............................  36       Secretary-Treasurer
Ronald L. Buch............................  61       Director
Gary Dix(1)...............................  49       Director
Salomon Hanono............................  47       Director
Richard W. McEwen(2)......................  76       Director
Leonard Miller(1)(2)......................  67       Director

--------------------
(1) Member of Audit Committee.

(2) Member of Compensation Committee.

      George Feldenkreis founded the Company in 1967, has been involved in all aspects of its operations since that time and served as the Company's President and a Director until February 1993, when he was elected Chairman of the Board and Chief Executive Officer. Mr. Feldenkreis is also a director, executive officer and principal shareholder of Carfel, an importer and distributor of automotive parts which he founded in 1961, serves as Chairman of the Board of Universal National Bank in Miami, Florida and is Vice President of the Greater Miami Jewish Federation. Mr. Feldenkreis devotes a majority of his working time to the affairs of the Company and devotes the balance of his working time to the affairs of Carfel.

      Oscar Feldenkreis was elected Vice President and a Director in 1979 and joined the Company on a full-time basis in 1980. Mr. Feldenkreis has been involved in all aspects of the Company's operations since that time and was elected President and Chief Operating Officer in February 1993. Oscar Feldenkreis also serves as a director of Carfel, but does not devote any of his working time to its affairs.

      Richard L. Dunn joined the Company in April 1994 as its Vice President, Finance and Chief Financial Officer. From January 1982 until April 1993, Mr. Dunn was employed in various financial capacities with Tyco International, Ltd., a publicly-held multinational manufacturer of fire protection and flow control products, including Assistant Corporate

Controller from 1984 to September 1987 and Treasurer from September 1987 to April 1993.

      Joseph Roisman was appointed Executive Vice President in September 1995. Previously, Mr. Roisman, who has been employed by the Company since 1988, had the position of Vice President, Sales. Mr. Roisman was also employed by the Company from 1970 to 1982 in various sales capacities. From 1982 to 1988, Mr. Roisman was employed in similar capacities by Euro American Fashion, Inc.

      Fanny Hanono was elected Secretary-Treasurer of the Company in September 1990. From September 1988 to August 1990, Mrs. Hanono served as the Company's Assistant Secretary and Assistant Treasurer. Mrs. Hanono has been employed by Carfel since 1988 in various administrative positions. Mrs. Hanono devotes substantially all of working time to the affairs of Carfel. In the latter part of 1996, Mrs. Hanono was elected Vice President of Carfel.

      Ronald L. Buch was appointed to the Company's Board of Directors in January 1996. Prior to his retirement in 1995, Mr. Buch was employed by K-Mart Corporation for over 39 years, most recently as Vice President and General Merchandise Manager.

      Gary Dix was elected to the Company's Board of Directors in May 1993. Since February 1994, Mr. Dix, a certified public accountant, has been a partner at Mallah Furman & Company, P.A., an accounting firm in Miami, Florida. From 1979 to January 1994, Mr. Dix was a partner of Silver Dix & Hammer, P.A., another Miami accounting firm. Mr. Dix also is a member of the Board of Directors of Universal National Bank in Miami, Florida.

      Salomon Hanono was elected to the Company's Board of Directors in February 1993. Mr. Hanono has been employed by Carfel in various sales capacities since 1987 and currently is Export Director, with overall responsibilities for Carfel's export sales. Mr. Hanono devotes substantially all of his working time to the affairs of Carfel.

      Richard W. McEwen was elected to the Company's Board of Directors in September 1994. Mr. McEwen serves as a director of Sound Advice, Inc. and Wometco Enterprises, Inc. Prior to his retirement in 1985, Mr. McEwen was Chairman of the Board and Chief Executive Officer of Burdines, a division of Federated Department Stores, Inc.

      Leonard Miller was elected to the Company's Board of Directors in May 1993. Mr. Miller has been Vice President and Secretary of Pasadena Homes, Inc., a home construction firm in Miami, Florida, since 1959.

      George Feldenkreis is the father of Oscar Feldenkreis and Fanny Hanono and the father-in-law of Salomon Hanono, Fanny Hanono's spouse. There are no other family relationships among the Company's directors and executive officers.

      The Company's executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Company's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and holders of more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq National Market. Such persons are required to furnish the Company with copies of all
Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, with respect to Fiscal 1997, its executive officers, directors and greater than ten percent beneficial owners complied with all such filing requirements.

     ITEM 11.     EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE

      The following compensation table sets forth, for Fiscal 1995, Fiscal 1996 and Fiscal 1997, the cash and certain other compensation paid by the Company to the Company's Chief Executive Officer ("CEO") and such other executive officers whose annual salary and bonus exceeded $100,000 during Fiscal 1997 (together with the CEO, collectively, the "Named Executive Officers"):


                                                                                   LONG TERM
                                           ANNUAL COMPENSATION                COMPENSATION AWARDS
                                                                             SECURITIES UNDERLYING    ALL OTHER
                                       FISCAL      SALARY          BONUS          OPTION/SARS       COMPENSATION
NAME AND PRINCIPAL POSITION            YEAR         ($)             ($)               (#)                ($)
---------------------------           -------    --------        ----------  ---------------------  ------------

George Feldenkreis                      1997      120,000            50,000            ----                 500
Chairman and CEO                        1996      120,000              --              ----               1,970
                                        1995      100,000              --              ----               3,000

Oscar Feldenkreis                       1997      350,000           450,000            ----                 500
President and Chief Operating           1996      350,000           200,000            ----               2,634
Officer                                 1995      200,000           309,000            ----              12,000


Richard L. Dunn                         1997      145,000            10,000            ----                 500
Vice President, Finance and             1996      132,692            10,000            ----               2,269
Chief Financial Officer                 1995      100,968             1,000          25,000(2)             ----


Joseph Roisman                          1997      140,000            10,000            ----                 500
Executive Vice President                1996      116,000            10,000            ----               2,179
                                        1995      101,462            18,000            ----               5,500



(1) The dollar amount represents Company contributions for the Named Executive Officer to the Company's 401(K) Plan.

(2) Represents options to purchase Common Stock granted to the Named Executive Officer under the Company's 1993 Stock Option Plan (the "1993 Plan").

EMPLOYMENT AGREEMENTS

      The Company is party to an employment agreement with Oscar Feldenkreis, the Company's President and Chief Operating Officer, which expires in May 1998, and is subject to annual renewal. The employment agreement, provides for an annual salary of $350,000, subject to annual cost-of-living increases, and an annual bonus as may be determined by the Compensation Committee in its discretion, up to a maximum of $500,000. The employment agreement requires Mr. Feldenkreis to devote his full-time to the affairs of the Company. Upon termination of the employment agreement by reason of the employee's death or disability, Mr. Feldenkreis or his estate will receive a lump sum payment equal to one year's salary plus a bonus as may be determined by the Compensation Committee in its discretion. The employment agreement also prohibits Mr. Feldenkreis from directly or indirectly competing with the Company for one year after termination of his employment for any reason except the Company's termination of Mr. Feldenkreis without Cause.

      The Company is also party to an employment agreement with George Feldenkreis, the Company's Chairman of the Board and Chief Executive Officer, expiring in May 1998, and is subject to annual renewal. The employment agreement, provides for an annual salary of $120,000, subject to annual cost-of-living increases, and an annual bonus as may be determined by the Compensation Committee in its discretion, up to a maximum of $250,000. Effective February 1, 1997, Mr. Feldenkreis' salary was increased to $125,000 per annum. Pursuant to his employment agreement, Mr. Feldenkreis devotes a majority of his working time to the affairs of the Company. George Feldenkreis' employment agreement contains termination and non-competition provisions similar to those set forth in Oscar Feldenkreis' agreement.

OPTION GRANTS IN LAST FISCAL YEAR

      The Company did not grant stock options during Fiscal 1997 to any of the Named Executive Officers.

STOCK OPTIONS HELD AT END OF FISCAL 1997

      The following table indicates the total number and value of exercisable and unexercisable stock options held by each of the Named Executive Officers as of January 31, 1997. No options to purchase stock were exercised by any of the Named Executive Officers in Fiscal 1997.

                                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                 UNDERLYING UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
                                       AT FISCAL YEAR-END(#)            AT FISCAL YEAR-END
                               ---------------------------------      --------------------

NAME                           EXERCISABLE      UNEXERCISABLE      EXERCISABLE(1)  UNEXERCISABLE
----                           -----------------------------------------------------------

Oscar Feldenkreis                   30,000         0             $     48,000      $     0
Richard L. Dunn                     18,750       6,250                 89,063         29,688
Joseph Roisman                       7,500         0                   20,625            0

------------------------
(1) Based on the Nasdaq National Market closing bid price for the Company's
Common Stock on January 31, 1997 in the amount of $14.25 per share.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None

COMPENSATION OF DIRECTORS

         During Fiscal 1997, non-employee directors, with the exception of Salomon Hanono, were compensated at the rate of $1,500 per quarter and $500 for meetings of the Board of Directors or any committee thereof attended during a quarter, up to a maximum of $8,000 per annum. Directors are reimbursed for travel and lodging expenses in connection with their attendance at meetings. Mr. Hanono receives no cash compensation for his services as a director. Directors are also entitled to receive options under the Company's 1993 Plan and Directors' Stock Option Plan (the "Directors' Plan"). No such options were granted during Fiscal 1997 or prior to Fiscal 1996. As of January 31, 1997, the following options were outstanding under the Directors' Plan:

                            NUMBER OF             EXERCISE        EXPIRATION
NAME OF OPTIONEE            SHARES                PRICE              DATE
----------------            ---------             --------        -----------

Gary Dix                    7,500                 $ 12.00         June 2, 2000
Richard W. McEwen           5,000                 $ 12.00         June 2, 2000
Leonard Miller              7,500                 $ 12.00         June 2, 2000
Salomon Hanono              7,500                 $ 12.00         June 2, 2000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 25, 1997, by (i) each of the shareholders of the Company who is known by the Company to own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group.

NAME AND ADDRESS OF                                           NUMBER         % OF CLASS
BENEFICIAL OWNER(1)(2)                                       OF SHARES       OUTSTANDING
----------------------                                       ---------       -----------


George Feldenkreis(3)................................      1,075,169                24.7%
Oscar Feldenkreis(4).................................        853,192                19.5
Fanny Hanono(5)......................................        284,972                 6.5
Salomon Hanono(5)(6).................................        292,472                 6.7
Carfel, Inc(7).......................................        241,017                 5.5
Richard L. Dunn(8)...................................         25,000                 *
Joseph Roisman(9)....................................          8,500                 *
Ronald Buch..........................................            500                 *
Gary Dix(10).........................................         11,000                 *
Richard W. McEwen(11)................................          6,500                 *
Leonard Miller(12)...................................         32,500                 *
Kennedy Capital Management, Inc. (13)
  10829 Olive Boulevard
 St. Louis, Missouri 63141...........................        231,578                 5.3
FMR Corporation (14)
   82 Devonshire Street
   Boston, Massachusetts 02109.......................        220,000                 5.1
The Kaufmann Funds, Inc. (15)
   140 East 45th Street, 43rd Floor
   New York, New York  10017......................           300,000                 6.9
All directors and executive
  officers as a group
  (ten persons)(16)...............................         2,154,803                48.6%

------------------------
*      Less than 1%.

(1) Except as otherwise indicated, the address of each beneficial owner is c/o the Company 7495 N.W. 48th Street, Miami, Florida 33166.

(2) Except as otherwise indicated, the Company believes that all beneficial owners named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3)    Represents (a) 759,152 shares of Common Stock held by George Feldenkreis,
       (b) 241,017 shares of Common Stock held by Carfel, of which company Mr. Feldenkreis is a director, executive officer and principal shareholder and (c) 75,000 shares of Common Stock held by a charitable foundation of which George Feldenkreis, Oscar Feldenkreis and Fanny Hanono are each directors and officers (the "Foundation").

(4) Represents (a) 748,192 shares of Common Stock held by a limited partnership of which Oscar Feldenkreis is the sole shareholder of the general partner and the sole limited partner, (b) 30,000 shares of Common Stock issuable upon the exercise of stock options held by Oscar Feldenkreis and (c) 75,000 shares held by the Foundation.

(5) Represents (a) 209,972 shares of Common Stock held by a limited partnership of which Fanny Hanono is the sole shareholder of the general partner and the sole limited partner and (b) 75,000 shares held by the Foundation. Fanny Hanono and Salomon Hanono are husband and wife.

(6) Also includes 7,500 shares of Common Stock issuable upon the exercise of stock options held by Mr. Hanono.

(7) The shares of Common Stock held by Carfel are pledged to a bank to secure Carfel's credit facility.

(8) Represents 25,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Dunn.

(9) Represents (a) 1,000 shares of Common Stock held by Mr. Roisman and (b) 7,500 shares of Common Stock issuable upon the exercise of stock options held by Mr. Roisman.

(10) Represents (a) 2,000 shares of Common Stock held by Mr. Dix, (b) 1,000 shares of Common Stock held in trust for his children, (c) 500 shares held in an individual retirement account and (d) 7,500 shares of Common Stock issuable upon the exercise of stock options held by Mr. Dix.

(11) Represents (a) 1,500 shares of Common Stock held by Mr. McEwen and (b) 5,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. McEwen.

(12) Represents (a) 25,000 shares of Common Stock held by Mr. Miller and (b) 7,500 shares of Common Stock issuable upon the exercise of stock options held by Mr. Miller.

(13) Based solely on information contained in an amendment to Schedule 13G dated

       February 10, 1997 filed with the Securities and Exchange Commission.

(14) Based solely on information contained in schedule 13G dated February 14, 1997 filed with the Securities and Exchange Commission. The shares are owned by Fidelity Capital Appreciation Fund, a wholly owned subsidiary of FMR Corporation.

(15) Based solely on information contained in Schedule 13G dated December 31, 1996 filed with the Securities and Exchange Commission.

(16) Includes the shares of Common Stock and options to purchase shares of Common Stock described in Notes (3) through (6) and (8) through (12).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company's executive offices occupy a 19,000 square foot building in Miami, Florida. The space is leased from George Feldenkreis, the Company's Chairman of the Board, pursuant to a lease which expires in December 2000. The Company's current rental for the office facility is $128,000 per annum.

      The Company also occupies an approximately 49,000 square foot warehouse building adjacent to its executive offices with approximately 6,000 square feet of office space. The warehouse is leased from George Feldenkreis pursuant to a five-year lease expiring in April 1998, at a current annual rental of $299,000. The rent increases annually by an amount equal to the lesser of any increase in the consumer price index or 5%. This lease provides for a five-year renewal option. The Company leases a second adjacent 32,000 square foot warehouse building from a partnership of which Mr. Feldenkreis is a general partner. This warehouse is leased pursuant to a three-year lease expiring in June 1998, at a current annual rental of approximately $136,000.

      In January 1995, the Company entered into a license agreement (the "License Agreement") with Isaco International, Inc. ("Isaco"), pursuant to which Isaco was granted an exclusive license to use the Natural Issue/registered trademark/ brand name in the United States, its territories and possessions and Puerto Rico to market a line of mens' underwear and loungewear. The License Agreement provides for a guaranteed minimum royalty of $112,500 through May 31, 1997 (with increasing amounts in succeeding years) and expires on May 31, 1998. Royalty income earned from the License Agreement amounted to approximately $243,000 for Fiscal 1997. The principal shareholder of Isaco is Isaac Zelcer, who is Oscar Feldenkreis' father-in-law.

      The Company believes that its arrangements with George Feldenkreis and the License Agreement are on terms at least as favorable as the Company could secure from a non-affiliated third party.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)         Documents filed as part of this report:

                  (1)      Consolidated Financial Statements.

                           The following Consolidated Financial Statements of Supreme International Corporation and subsidiaries are included in Part II, Item 8:

                                                                                         PAGE
                                                                                         ----
                           Independent Auditors' Report                                   F-1

                           Consolidated Balance Sheets as of
                             January 31, 1997 and 1996                                    F-2

                           Consolidated Statements of Income
                             for each of the three years in the period
                             ended January 31, 1997                                       F-3

                           Consolidated Statements of Changes in
                             Stockholders' Equity for each of the three
                             years in the period ended January 31, 1997                   F-4

                           Consolidated Statements of Cash Flows
                             for each of the three years in the
                             period ended January 31, 1997                                F-5

                           Notes to Consolidated Financial Statements                     F-6

                  (2)      Consolidated Financial Statement Schedules

                           All schedules for which provision is made in applicable regulations of the Securities and Exchange
                           Commission are not required under the related instructions, are inapplicable or the required information has been included in the Consolidated
                           Financial Statements and therefore such schedules have been omitted.

                  (3)      Exhibits

                           EXHIBIT           DESCRIPTION OF EXHIBIT
                           -------           ----------------------

                            3.1 Registrant's Amended and Restated Articles of Incorporation(1)

                            3.2             Registrant's Amended and Restated
                                            Bylaws(1)

                            4.1             Form of Common Stock Certificate(1)

                            10.3 Form of Indemnification Agreement between the Registrant and each of the Registrant's Directors and Officers(1)

                            10.6 Business Lease dated October 4, 1990, between George Feldenkreis and the Registrant relating to office facilities(1)

                            10.7 Business Lease dated May 1, 1993, between George Feldenkreis and the Registrant relating to warehouse facilities(1)

                            10.9            1993 Stock Option Plan(1)(2)

                            10.10           Directors Stock Option Plan(1)(2)

                            10.15 Loan and Security Agreement dated as of October 5, 1994 between the Registrant and NationsBank of
                                            Georgia, N.A.(3)

                            10.16 First Amendment to Loan and Security Agreement dated as of August 19, 1995, between the Registrant and NationsBank of Georgia, N.A.(4)

                            10.17 Amendment to Business Lease between George Feldenkreis and the
                                            Registrant relating to office
                                            facilities(4)

                            10.18 Revocable Credit Facility Agreement dated May 26, 1995 between the Registrant and Hamilton Bank,
                                            N.A.(4)

                            10.19 Revolving Line of Credit Agreement dated June 23, 1995 between the Registrant and Ocean Bank(4)

                            10.20           Profit Sharing Plan(2)(4)

                            10.21 Amended and Restated Employment Agreement between the Registrant and George Feldenkreis(2)(4)

                            10.22 Amended and Restated Employment Agreement between the Registrant and Oscar Feldenkreis(2)(4)

                            10.23 Business Lease dated December 26, 1995, between George Feldenkreis and the Registrant relating to office facilities(5)

                            22.1            Subsidiaries of Registrant(3)

                            23.2            Consent of Deloitte & Touche LLP(6)

                            27.1            Financial Data Schedule (SEC use
                                            only) (6)

___________________

(1) Previously filed as an Exhibit of the same number to Registrant's Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

(2)      Management Contract or Compensation Plan.

(3) Previously filed as an Exhibit of the same number to Registrant's Annual Report on Form 10-K for the year ended January 31, 1995 and incorporated herein by reference.

(4) Previously filed as an Exhibit of the same number to Registrant's Registration Statement on Form S-1 (File No. 33-96304) and incorporated herein by reference.

(5) Previously filed as an Exhibit of the same number to Registrant's Annual Report on Form 10-K for the year ended January 31, 1996 and incorporated herein by reference.

(6)      Filed herewith.

         (b)      Reports on Form 8-K

                  None

         (c)      Item 601 Exhibits

                  The exhibits required by Item 601 of Regulation S-K are set forth in (a)(3) above.

         (d)      Financial Statement Schedules

                  The financial statement schedules required by Regulation S-K are set forth in (a)(2) above.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has caused the report or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SUPREME INTERNATIONAL CORPORATION



                                      By: /S/ GEORGE FELDENKREIS
                                          -----------------------------------
                                          George Feldenkreis, Chairman of the
                                          Board and Chief Executive Officer

Dated:  April 30, 1997

                              ____________________

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

            SIGNATURES                                              TITLE                              DATE

/S/ GEORGE FELDENKREIS                              Chairman of the Board and                        April 30, 1997
-----------------------------------------           Chief Executive Officer
George Feldenkreis                                  (principal executive officer)

/S/ OSCAR FELDENKREIS                               President, Chief Operating Officer               April 30, 1997
-----------------------------------------           and Director
Oscar Feldenkreis

/S/ RICHARD L. DUNN                                 Vice President, Finance and                      April 30, 1997
-----------------------------------------           Chief Financial Officer
Richard L. Dunn                                     (principal financial and
                                                    accounting officer)

/S/ RONALD BUCH                                                 Director                             April 30, 1997
-----------------------------------------
Ronald Buch

/S/ GARY DIX                                                    Director                             April 30, 1997
-----------------------------------------
Gary Dix

/S/ SALOMON HANONO                                              Director                             April 30, 1997
-----------------------------------------
Salomon Hanono

/S/ RICHARD MCEWEN                                              Director                             April 30, 1997
-----------------------------------------
Richard McEwen

/S/ LEONARD MILLER                                              Director                             April 30, 1997
-----------------------------------------
Leonard Miller

                        SUPREME INTERNATIONAL CORPORATION
                                INDEX TO EXHIBITS
                      FILED WITH ANNUAL REPORT ON FORM 10-K



EXHIBIT            DESCRIPTION OF EXHIBIT
-------            ----------------------

23.2               Consent of Deloitte & Touche LLP

27.1               Financial Data Schedule (SEC use only)