Form 10-Q
period 1997-04-30
SUPREME INTERNATIONAL CORP
filed 1997-06-16
CIK 900349

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


The number of shares outstanding of the registrant's common stock is 4,356,287 (as of June 13, 1997).

                       SUPREME INTERNATIONAL CORPORATION

                                     INDEX

PART 1: FINANCIAL INFORMATION

ITEM 1:

    Consolidated Balance Sheets
        as of April 30, 1997 (Unaudited) and January 31, 1997                 1

    Consolidated Statements of Income (Unaudited)
        for the three months ended April 30, 1997 and April 30, 1996          2

    Consolidated Statements of Cash Flows (Unaudited)
        for the three months ended April 30, 1997 and April 30, 1996          3

    Notes to Consolidated Financial Statements                                4


ITEM 2:

    Management's Discussion and Analysis
        of Financial Condition and Results of Operations                      6


PART II: OTHER INFORMATION                                                    9

Signatures                                                                   10


SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                    APRIL 30,
                                                                      1997             JANUARY 31,
ASSETS                                                            (UNAUDITED)             1997
                                                                  -----------          ----------
CURRENT ASSETS:
 Cash                                                           $     964,205        $    755,798
 Accounts receivable, net                                          34,608,189          28,807,236
 Inventories                                                       33,356,647          32,200,522
 Deferred income taxes                                                668,658             668,658
 Other current assets                                               1,512,965           1,525,695
                                                                  -----------        ------------

         Total current assets                                      71,110,664          63,957,909

PROPERTY AND EQUIPMENT, net                                         2,068,436           2,138,088

INTANGIBLE ASSETS, net                                             19,731,174          19,858,692

OTHER                                                               2,461,729           2,203,601
                                                                  -----------        ------------

TOTAL                                                             $95,372,003         $88,158,290
                                                                  ===========        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                $  5,541,822        $  5,584,924
 Accrued expenses                                                   3,892,740           2,063,040
 Borrowings under credit facilities                                 9,666,103           6,812,629
 Current portion of long-term debt                                 25,905,978          25,136,801
 Other current liabilities                                            383,845             785,422
                                                                  -----------         -----------

         Total liabilities                                         45,390,488          40,382,816
                                                                  -----------         -----------

STOCKHOLDERS' EQUITY:
 Preferred stock - $.01 par value; 1,000,000 shares
  authorized; no shares issued or outstanding                               -                  -
 Common stock - $.01 par value; 10,000,000 shares
  authorized; 4,543,333 and 4,535,587 shares issued and
  outstanding less 187,046 and 184,300 of treasury stock
  at April 30 and January 31, 1997, respectively                       43,563              43,513
 Additional paid-in capital                                        27,476,902          27,419,452
 Retained earnings                                                 22,461,050          20,312,509
                                                                 ------------       -------------

         Total stockholders' equity                                49,981,515          47,775,474
                                                                 ------------       -------------
TOTAL                                                             $95,372,003         $88,158,290
                                                                 ============       =============

See notes to consolidated financial statements.


SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                                     APRIL 30,
                                                            1997                    1996
                                                       --------------           -------------
NET SALES                                                $ 48,840,713            $ 37,807,420

COST OF SALES                                              37,000,939              29,163,236
                                                       --------------           -------------

GROSS PROFIT                                               11,839,774               8,644,184

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                     7,640,511               5,828,191
                                                       --------------           -------------

OPERATING INCOME                                            4,199,263               2,815,993

INTEREST EXPENSE                                              704,455                 213,063
                                                       --------------           -------------

INCOME BEFORE INCOME
TAX PROVISION                                               3,494,808               2,602,930

INCOME TAX PROVISION                                        1,346,267                 988,000
                                                       --------------           -------------

NET INCOME                                              $   2,148,541            $  1,614,930
                                                       ==============           =============

NET INCOME PER SHARE                                    $        0.49            $       0.37
                                                       ==============           =============

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                                4,393,053               4,385,923
                                                       ==============           =============


See notes to consolidated financial statements.


SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     THREE MONTHS ENDED
                                                                                                          APRIL 30,
                                                                                                  1997              1996
                                                                                              -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                    $ 2,148,541        $ 1,614,930
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
  Depreciation and amortization                                                                   412,374             57,166
  Loss on abandonment of property                                                                 106,975                  -
  Changes in assets and liabilities:
    Increase in accounts receivable, net                                                       (5,800,952)        (9,580,279)
    (Increase) Decrease in inventories                                                         (1,156,125)         2,916,575
    Decrease in other current assets                                                               12,732            401,797
    Increase in other assets                                                                     (258,128)          (214,014)
    Increase in accounts payable and
      accrued expenses                                                                          1,786,597          3,887,955
    (Decrease) Increase in other current liabilities                                             (401,577)           944,033
                                                                                            -------------       ------------

                     Net cash (used in) provided by operating activities                       (3,149,563)            28,163
                                                                                            -------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed and intangible assets                                                          (322,181)           (77,289)
                                                                                            -------------       ------------

                     Net cash used by investing activities                                       (322,181)           (77,289)
                                                                                            -------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in borrowings under credit facilities                                              2,853,474                  -
Proceeds from long-term debt                                                                   12,553,481          1,961,994
Payments on long-term debt                                                                    (11,784,304)                 -
Purchase of treasury stock                                                                              -         (1,901,630)
Proceeds from exercise of stock options                                                            57,500                  -
                                                                                           --------------       ------------
                     Net cash provided by financing activities                                  3,680,151             60,364
                                                                                           --------------       ------------

NET INCREASE IN CASH                                                                              208,407             11,238

CASH AT BEGINNING OF PERIOD                                                                       755,798            258,533
                                                                                           --------------       ------------
CASH AT END OF PERIOD                                                                      $      964,205       $    269,771
                                                                                           ==============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period :

    Interest                                                                               $      696,296       $    176,760
                                                                                           ==============       ============

    Income taxes                                                                           $       74,577       $     14,549
                                                                                           ==============       ============


See notes to consolidated financial statements.

         SUPREME INTERNATIONAL CORPORATION

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   1.    GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Registrant's Annual Report on Form 10-K for the year ended January 31, 1997. In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period presented and all such adjustments are of a normal and recurring nature. The results of operations for the three months ended April 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

         Certain amounts of the prior period have been reclassified to conform to current year presentations.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), EARNINGS PER SHARE. The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129 ("SFAS No. 129"), DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. The statement is effective for financial statements for periods ending after December 15, 1997, and requires explanation of the pertinent rights and privileges of the various securities outstanding. Adoption of this statement by the Company will not have a material impact on its consolidated financial statements.

   2.    INVENTORY

         Inventories are stated at lower of cost or market on a First-in First-out basis and consist of:

                                             APRIL 30, 1997     JANUARY 31, 1997
                                             --------------     ----------------
            Finished goods                      $28,324,231          $27,445,635
            Raw materials and in process          3,560,703            3,629,940
            Merchandise in transit                1,471,713            1,124,947
                                                -----------          -----------
            TOTAL                               $33,356,647          $32,200,522
                                                ===========          ===========

   3.    LETTER OF CREDIT FACILITIES

                                               APRIL 30, 1997   JANUARY 31, 1997
                                               --------------   ----------------
           Total letter of credit facilities      $37,000,000       $33,000,000
           Borrowings                              (9,666,103)       (6,812,629)
           Outstanding letters of credit          (16,951,608)      (16,978,256)
                                                 ------------      ------------
           Total Available                        $10,382,289       $ 9,209,115
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

   5.    STOCKHOLDERS' EQUITY

                  The following is a schedule of the transactions in the common stock and the additional paid-in capital:

                                             COMMON STOCK          ADDITIONAL
                                           SHARES       AMOUNT  PAID-IN CAPITAL
                                           ------       ------  ---------------
         Balance, February 1, 1997      4,351,287      $43,513    $27,419,452
         Exercise of stock options          5,000           50         57,450
                                        ---------      -------    -----------
         Balance, April 30, 1997        4,356,287      $43,563    $27,476,902
                                        =========      =======    ===========

6.       ACQUISITIONS

         On September 6, 1996, the Company acquired certain assets of Munsingwear, Inc. ("Munsingwear") a manufacturer of men's casual apparel for approximately $18,400,000. The assets acquired consisted of brand names including Grand Slam, Grand Slam Tour, Penguin Sport, and other intangible assets. The purchase price amounted to approximately $19,800,000, which included $1,400,000 of transaction costs, and was primarily allocated to working capital and intangible assets as follows: inventories $300,000; accounts receivable $300,000; and brand names $19,200,000. The acquisition was accounted for under the purchase method of accounting and was financed with borrowings from the revolving credit agreement (See Liquidity and Capital Resources).

         On May 6, 1996, the Company acquired all of the assets of Jolem Imports, Inc. ("Jolem") a Miami based manufacturer of men's and boys' casual apparel. The purchase price amounted to approximately $3,700,000, and was primarily allocated to working capital and intangible assets as follows: inventories $1,800,000; accounts receivable $1,500,000; and brand names $400,000. The acquisition was accounted for under the purchase method of accounting.

         The following unaudited information presents the Company's pro forma operating data for the period ended April 30, 1996 as if the acquisitions had been consummated at the beginning of the period presented. It includes certain adjustments to the historical consolidated statements of operations of the Company to give effect to the acquisition of brand names and associated rights, license agreements and other acquired net assets, the related issuance of additional indebtedness by the Company and the increased amortization of the intangible assets. The unaudited pro forma financial data are not necessarily indicative of the results of operations that would have been achieved had the transactions reflected therein been consummated prior to the period in which they were completed, or that might be attained in the future.

                                                   PRO FORMA THREE MONTHS ENDED
                                                   ----------------------------
                                                          APRIL 30, 1996
                                                          --------------
         Net sales                                            $ 49,815,420
         Net income                                           $  2,438,591
         Net income per share                                 $        .56


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

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED APRIL 30, 1997 AS COMPARED TO THREE MONTHS ENDED APRIL 30, 1996

                  Net sales for the three months ended April 30, 1997 increased $11,033,293 or 29% to $48,840,713 from $37,807,420 for the three months ended April 30, 1996. Such increase is mainly attributable to the Munsingwear and Jolem acquisitions. Net sales were $6,840,642 and $2,427,324 for Munsingwear and Jolem, respectively, for the quarter ended April 30, 1997, with the rest of the increase representing existing business. Since the acquisitions of both Munsingwear and Jolem occurred subsequent to the quarter ended April 30, 1996, there are no comparable sales for that period.

                  Cost of sales increased to $37,000,939 for the three months ended April 30, 1997 from $29,163,236 for the three months ended April 30, 1996 reflecting the increased level of sales. As a percentage of sales, cost of sales decreased to 75.8% for the three months ended April 30, 1997 from 77.1% for the three months ended April 30, 1996. Gross profits were $11,839,774 (24.2% of sales) for the three months ended April 30, 1997, as compared to $8,644,184 (22.9% of sales) for the three months ended April 30, 1996. The increase in the gross profit as a percentage of sales is principally due to an increase in sales of higher margin merchandise resulting from the introduction of new brand names coupled with better margins on sales of discounted merchandise.

                  Selling, general and administrative expenses increased by $1,812,320 or 31.1% from $5,828,191 for the three months ended April 30,1996 to $7,640,511 for the three months ended April 30, 1997. As a percentage of sales, selling, general and administrative expenses were 15.6% for the three months ended April 30, 1997 and 15.4% for the three months ended April 30, 1996. The increase in the selling, general and administrative expenses is mainly attributable to the increase in personnel, travel and advertising costs required by the increased levels of sales.

                  Interest expense increased to $704,455 for the three months ended April 30, 1997 from $213,063 for the three months ended April 30, 1996. This increase is as a result of the additional indebtedness by the Company related to the acquisitions discussed in Note 6.

                  Income before taxes for the three months ended April 30, 1997 was $3,494,808 compared to income before taxes for the three months ended April 30, 1996 of $2,602,930. Net income for the three months ended April 30, 1997 was $2,148,541( $0.49 per share) as compared to net income for the three months ended April 30, 1996 of $1,614,930 ( $0.37 per share). Net income per share was computed using the weighted average number of common shares outstanding of 4,393,053 and 4,385,923 at April 30, 1997 and 1996, respectively.

         LIQUIDITY AND CAPITAL RESOURCES

                  The Company has financed its growth in sales and other working capital requirements principally from operating cash flows and borrowings under a $35.0 million revolving credit agreement with a bank (the "Revolving Credit Agreement"). The amount available for borrowings under the Revolving Credit Agreement is determined pursuant to a formula based upon the levels of eligible accounts receivable and finished goods inventory, subject to a maximum of $35.0 million. The Revolving Credit Agreement bears interest at the bank's prime rate or LIBOR plus 1.5%. Substantially all the assets of the Company are pledged as collateral under the Revolving Credit Agreement. As of April 30, 1997, $25,905,978 was outstanding under the Revolving Credit Agreement, and the Company had $9,094,022 available for additional borrowings based on eligible receivables and inventory.

                  Cash flows used in operating activities were $3,149,563 for the three months ended April 30, 1997 principally representing cash provided by net income of $2,148,541 and an increase in accounts payable and accrued expenses of $1,786,597 offset by cash used to finance increases in accounts receivable of $5,800,952 and an increase in inventories of $1,156,125. The increase in accounts receivable is directly attributable to the increase in sales for the period. For the three months ended April 30, 1996 cash flows provided by operating activities were $28,163 primarily consisting of cash provided by net income of $1,614,930, a decrease in inventories of $2,916,575 and increases in current liabilities of $4,831,988, offset by cash used to finance increases in accounts receivable of $9,580,279.

                  Cash flows used in investing activities were $322,181 and $77,289 for the three months ended April 30, 1997 and 1996, respectively, representing normal requirements for capital expenditures.

                  Cash flows provided by financing activities were $3,680,151 for the three months ended April 30, 1997 primarily as a result of proceeds from long-term debt of $12,553,481 and borrowings under credit facilities of $2,853,474 offset by payment on long-term debt of $11,784,304. For the three months ended April 30, 1996, cash flows provided by financing activities were $60,364 principally due to proceeds from long-term debt of $ 1,961,994 offset by purchase of treasury stock of $1,901,630. During the three months ended April 30, 1996, the Company repurchased an aggregate of 184,300 shares of its common stock in the open market. At April 30, 1997, the Company had cash of $964,205, as compared to $755,798 at January 31, 1997, as a result of the activities described above.

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

                  The Company had working capital of $25,720,000 and $23,575,000 at April 30, 1997 and January 31, 1997, respectively. The outstanding balance under the Revolving Credit Agreement was $25,905,978 and $25,136,801 at April 30, 1997 and January 31, 1997, respectively and was classified as a current liability as it will mature in October 1997. The Company intends to refinance the Revolving Credit Agreement prior to its maturity. The Company's current ratio was 1.57 at April 30, 1997 compared to 1.58 at January 31, 1997.


                  The Company maintains three facilities with a combined limit of $37.0 million for letters of credit. The facilities further provide the Company with an aggregate sub limit of $7.2 million for advances to refinance letters of credit up to 120 days. These facilities are secured by the consignment of merchandise in transit under each letter of credit. Indebtedness under these facilities bears interest at variable rates substantially equal to the lenders' specified base lending rates plus a 1.5% per annum acceptance commission fee. Letters of credit under these facilities totaled $16,951,608 and $16,978,256 as of April 30, 1997 and January 31,1997, respectively.

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

         EFFECTS OF INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

                  The Company does not believe that inflation significantly affected its results of operations for the three months ended April 30, 1997 and 1996.

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




         Date: June 13, 1997        By:     /S/ RICHARD L. DUNN
                                            ---------------------------
                                            Richard L. Dunn
                                            Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT    DESCRIPTION
-------    -----------

27.1       Financial Data Schedule