Form 10-Q
period 1997-07-31
SUPREME INTERNATIONAL CORP
filed 1997-09-16
CIK 900349

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the registrant's common stock is 6,534,431 (as of September 11, 1997).

                        SUPREME INTERNATIONAL CORPORATION

                                      INDEX

PART I: FINANCIAL INFORMATION

ITEM 1:

Consolidated Balance Sheets
         as of July 31, 1997 (Unaudited) and January 31, 1997                 1

Consolidated Statements of Income (Unaudited)
         for the three and six months ended July 31, 1997 and July 31, 1996   2

Consolidated Statements of Cash Flows (Unaudited)
         for the six months ended July 31, 1997 and July 31, 1996             3

Notes to Consolidated Financial Statements                                    4

ITEM 2:

Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     7

PART II: OTHER INFORMATION                                                   10

Signatures                                                                   12

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                      JULY 31,
                                                                                       1997             JANUARY 31,
ASSETS                                                                               (UNAUDITED)           1997
                                                                                     -----------        -----------
CURRENT ASSETS
 Cash                                                                              $     912,342    $      755,798
 Accounts receivable, net                                                             28,185,035        28,807,236
 Inventories                                                                          29,983,040        32,200,522
 Deferred income taxes                                                                   668,658           668,658
 Other current assets                                                                  2,262,590         1,525,695
                                                                                    ------------      ------------
         Total current assets                                                         62,011,665        63,957,909

PROPERTY AND EQUIPMENT, net                                                            2,482,175         2,138,088

INTANGIBLE ASSETS, net                                                                19,679,574        19,858,692

OTHER                                                                                  2,768,714         2,203,601
                                                                                    ------------      ------------
TOTAL                                                                              $  86,942,128    $   88,158,290
                                                                                    ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                 $    3,441,051    $    5,584,924
 Accrued expenses                                                                      1,324,765         2,063,040
 Borrowings under credit facilities                                                            0         6,812,629
 Current portion of long-term debt                                                    30,872,903        25,136,801
 Other current liabilities                                                               494,210           785,422
                                                                                    ------------      ------------
         Total liabilities                                                            36,132,929        40,382,816

STOCKHOLDERS' EQUITY
 Preferred stock - $.01 par value; 1,000,000 shares
  authorized; no shares issued or outstanding                                                -                 -
 Common stock - $.01 par value; 10,000,000 shares
  authorized; 4,543,333 and 4,535,587 shares issued and
  outstanding less 187,046 and 184,300 of  treasury stock
  at July 31 and January 31, 1997, respectively                                           43,563            43,513
 Common stock dividend distributable (see Note 5)                                         21,781                 -
 Additional paid-in capital                                                           27,476,902        27,419,452
 Retained earnings                                                                    23,266,953        20,312,509
                                                                                    ------------      ------------
         Total stockholders' equity                                                   50,809,199        47,775,474
                                                                                    ------------      ------------
TOTAL                                                                              $  86,942,128    $   88,158,290
                                                                                    ============      ============

See notes to consolidated financial statements.

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                         JULY 31,                            JULY 31,
                                                  1997              1996              1997              1996
                                                  ----              ----              ----              ----
NET SALES                                     $ 42,037,105     $ 31,159,255      $ 90,877,818     $ 68,967,075

COST OF GOODS SOLD                              32,550,086       24,405,469        69,551,025       53,568,705
                                              ------------     ------------       -----------      -----------
GROSS PROFIT                                     9,487,019        6,753,786        21,326,793       15,398,370

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                          7,561,798        5,392,843        15,202,309       11,221,434
                                              ------------     ------------       -----------      -----------
OPERATING INCOME                                 1,925,221        1,360,943         6,124,484        4,176,936

INTEREST EXPENSE                                   602,111          239,931         1,306,015          452,994
                                              ------------     ------------       -----------      -----------
INCOME BEFORE INCOME TAXES                       1,323,110        1,121,012         4,818,469        3,723,942

PROVISION FOR INCOME TAXES                         496,577          432,000         1,842,244        1,420,000
                                              ------------     ------------       -----------      -----------
NET INCOME                                   $     826,533    $     689,012      $  2,976,225     $  2,303,942
                                              ============     ============       ===========      ===========

NET INCOME PER SHARE  (SEE NOTE 5)           $        0.12    $        0.10      $       0.45     $       0.35
                                              ============     ============       ===========      ===========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES (SEE NOTE 5)                    6,631,283        6,611,700         6,612,527        6,587,913
                                              ============     ============       ===========      ===========


See notes to consolidated financial statements.

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                                                  SIX MONTHS ENDED
                                                                                                      JULY 31,
                                                                                              1997               1996
                                                                                              ----               -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $  2,976,225      $   2,303,942
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                             1,053,076             60,732
  Changes in assets and liabilities:
    Decrease (Increase) in accounts receivable, net                                           622,201         (2,278,796)
    Decrease in inventories                                                                 2,217,482          4,998,707
    Increase in other current  assets                                                        (736,895)          (854,731)
    Increase in other assets                                                                 (565,113)          (352,934)
    (Decrease) Increase in accounts payable and accrued expenses                           (2,882,148)           478,983
    Decrease in other current liabilities                                                    (291,212)          (110,038)
                                                                                         ------------       ------------
                     Net cash provided by operating activities                              2,393,616          4,245,865
                                                                                         ------------       ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of  property and equipment                                                          (870,629)           (85,640)
Additions to intangible assets                                                               (347,416)              -
Purchase of an apparel manufacturer and distributor                                              -            (3,657,435)
                                                                                         ------------      -------------
                     Net cash used in investing activities                                 (1,218,045)        (3,743,075)
                                                                                         ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in borrowings under credit facilities                                         (6,812,629)              -
Proceeds from long-term debt                                                               24,824,674          1,515,652
Payments on long-term debt                                                                (19,088,572)              -
Proceeds from exercise of stock options                                                        57,500               -
Purchase of treasury stock                                                                       -            (1,901,630)
                                                                                         ------------       ------------
                    Net cash used in financing activities                                  (1,019,027)          (385,978)
                                                                                         ------------       ------------
NET INCREASE IN CASH                                                                          156,544            116,812

CASH AT BEGINNING OF PERIOD                                                                   755,798            258,533
                                                                                         ------------       ------------
CASH AT END OF PERIOD                                                                    $    912,342      $     375,345
                                                                                         ============      =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:

    Interest                                                                             $  1,382,125      $     431,227
                                                                                         ============      =============
    Income taxes                                                                         $  2,545,382      $   1,894,659
                                                                                         ============      =============

See notes to consolidated financial statements.

         SUPREME INTERNATIONAL CORPORATION

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Registrant's Annual Report on Form 10-K for the year ended January 31, 1997. In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period presented and all such adjustments are of a normal and recurring nature. The results of operations for the six months ended July 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), REPORTING COMPREHENSIVE INCOME. The statement is effective for fiscal years beginning after December 15, 1997, and requires the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Adoption of this statement by the Company will not have a material impact on the consolidated financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The statement is effective for financial statements for periods beginning after December 15, 1997, and requires information about operating segments in annual financial statements and selected information about operating segments in interim financial reports issued to shareholders. It also demands for related disclosure about products and services, geographical areas, and major customers. Adoption of this statement by the Company will not have a material impact on the consolidated financial statements.

2.       INVENTORY

         Inventories are stated at lower of cost or market on a First-in First-out basis and consist of:

                                                                     JULY 31, 1997                 JANUARY 31, 1997
                                                                     -------------                 ----------------
            Finished goods                                             $25,007,066                      $27,445,635
            Raw materials and in process                                 2,850,053                        3,629,940
            Merchandise in transit                                       2,125,921                        1,124,947
                                                                      ------------                      -----------
            TOTAL                                                      $29,983,040                      $32,200,522
                                                                      ============                      ===========


3.       LETTER OF CREDIT FACILITIES

                                                                    JULY 31, 1997                  JANUARY 31, 1997
                                                                    -------------                  ----------------

           Total letter of credit facilities                          $37,000,000                       $33,000,000
           Borrowings                                                         -                          (6,812,629)
           Outstanding letters of credit                              (29,748,024)                      (16,978,256)
                                                                     ------------                      ------------
           Total Available                                           $  7,251,976                      $  9,209,115
                                                                     ============                      ============


4.       EARNINGS PER SHARE

         Earnings per common share and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year after giving effect to the stock dividend discussed in Note 5. The number of common shares was increased by the number of shares issuable on the exercise of warrants and stock options when the market price of the common stock exceeds the exercise price of the warrants or options. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the warrants or options; those purchases were assumed to have been made at the average price of common stock during the year. Earnings per share assuming full dilution was determined in the same manner as earnings per common share and common equivalent share except that the period-end stock price was used.

5.       STOCK DIVIDEND

         On July 21, 1997, the Company's Board of Directors declared a 3 for 2 stock split in the form of a stock dividend to be distributed on or about August 15, 1997, to shareholders of record at the close of business on July 31, 1997. Retained earnings was charged for the 2,178,144 additional shares to be issued based on the par value of the Company's stock. All income per share and common shares outstanding information have been retroactively restated to reflect said stock dividend.

6.       STOCKHOLDERS' EQUITY

         The following is a schedule of the transactions in the stockholders' equity:

                                                                          STOCK DIVIDEND
                                          COMMON STOCK                     DISTRIBUTABLE           ADDITIONAL          RETAINED
                                          ------------                     -------------           ----------          --------
                                     SHARES          AMOUNT          SHARES           AMOUNT     PAID-IN CAPITAL       EARNINGS
                                     ------          ------          ------           ------     ---------------       --------
Balance, February 1, 1997          4,351,287         $43,513              -         $     -        $27,419,452       $20,312,509
Exercise of  stock options             5,000              50              -               -             57,450                 -
Net Income                                 -               -              -               -                  -         2,976,225
Stock Dividend                             -               -      2,178,144          21,781                  -           (21,781)
                                   ---------         -------      ---------         -------        -----------       -----------
Balance, July 31, 1997             4,356,287         $43,563      2,178,144         $21,781        $27,476,902       $23,266,953
                                   =========         =======      =========         =======        ===========       ===========


7.       ACQUISITIONS

         On September 6, 1996, the Company acquired certain assets of Munsingwear, Inc. ("Munsingwear") a manufacturer of men's casual apparel for approximately $18,400,000. The assets acquired consisted of brand names including Grand Slam, Grand Slam Tour, Penguin Sport, and other intangible assets. The purchase price amounted to approximately $19,800,000, which included $1,400,000 of transaction costs, and was primarily allocated to working capital and intangible assets as follows: inventories $300,000; accounts receivable $300,000; and brand names $19,200,000. The acquisition was accounted for under the purchase method of accounting and was financed with borrowings from the revolving credit agreement.

         The following unaudited information presents the Company's pro forma operating data for the period ended July 31, 1996 as if the acquisitions had been consummated at the beginning of the period presented. It includes certain adjustments to the historical consolidated statements of operations of the Company to give effect to the acquisition of brand names and associated rights, license agreements and other acquired net assets, the related issuance of additional indebtedness by the Company and the increased amortization of the intangible assets. The unaudited pro forma financial data are not necessarily indicative of the results of operations that would have been achieved had the transactions reflected therein been consummated prior to the period in which they were completed, or that might be attained in the future. Net income per share has been retroactively restated to reflect the stock dividend described in Note 5.

                                                   PRO FORMA SIX MONTHS ENDED
                                                   --------------------------
                                                         JULY 31, 1996
                                                         -------------
Net sales                                                  $91,233,075
Net income                                                 $ 3,854,853
Net income per share                                       $       .59

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                  Supreme International Corporation (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, risks related to fashion trends; the retail industry; reliance on key customers; contract manufacturing; foreign sourcing; imports and import restrictions; competition; seasonality; rapid expansion of business; dependence on key personnel and other factors discussed in the Company's filings with the Securities and Exchange Commission.

         RESULTS OF OPERATIONS

         THREE AND SIX MONTHS ENDED JULY 31, 1997 AS COMPARED TO THREE AND SIX MONTHS ENDED JULY 31, 1996.

                  Net sales for the three and six months ended July 31, 1997 increased $10,877,850 (34.9%) and $21,910,743 (31.8%), respectively, to
         $42,037,105 and $90,877,818 from $31,159,255 and $68,967,075 for the three and six months ended July 31, 1996 respectively. Such increases are mainly attributable to the Munsingwear (see Note 7) and Jolem acquisitions (on May 6, 1996, the Company acquired all of the assets of Jolem Imports, Inc. ("Jolem") a Miami based manufacturer of men's and boys' casual apparel). Net sales were $6,697,787 and $3,381,999 for Munsingwear and Jolem, respectively, for the quarter ended July 31, 1997, with the rest of the increase representing existing business. For the six months ended July 31, 1997, net sales were $13,538,429 and $5,809,323 for Munsingwear and Jolem, respectively, with the rest of the increase representing existing business. Net sales for Jolem were $331,424 for the three and six months ended July 31, 1997. Since the acquisition of Munsingweat occurred subsequent to the quarter ended July 31, 1996, there are not coparable sales for that period. For comparative purposes, net sales for the prior period (Fiscal 1997) presented has been adjusted to reflect management's decision to account for co-op advertising as a selling, general and administrative expense rather than as a reduction of sales for Fiscal 1998, thereby resulting in an increase in the absolute dollar value of net sales for both periods presented.

                  Cost of goods sold increased to $32,550,086 and $69,551,025, respectively, for the three and six months ended July 31, 1997 from $24,405,469 and $53,568,705, for the three and six months ended July 31, 1996, reflecting the increased level of sales. As a percentage of sales, cost of sales decreased to 77.4% in the three months ended July 31, 1997 from 78.3% in the three months ended July 31, 1996 and to 76.5% for the six months ended July 31, 1997 from 77.7% in the six months ended July 31, 1996. Gross profits were $9,487,019 (22.6% of sales) and $21,326,793 (23.5% of sales) in the three and six month period ended July 31, 1997, as compared to $6,753,786 (21.7% of sales) and $15,398,370 (22.3% of sales) in the three and six month period ended July 31, 1996. The increase in gross profit and decrease in cost of goods sold as a percentage of sales is principally attributable to an increase in sales of higher margin merchandise, resulting from the introduction of new brand names coupled with better margins on sales of discounted merchandise.

                  Selling, general and administrative expenses increased by $2,168,955 or 40.2% from $5,392,843 in the three months ended July 31,1996 to $7,561,798 in the three months period ended July 31, 1997 and by $3,980,875 or 35.5% from $11,221,434 for the six months ended July 31, 1996 to $15,202,309 for the six months ended July 31, 1997. As a percentage of sales, selling, general and administrative expenses were 18.0% and 16.7% for the three and six months period ended July 31, 1997 and 17.3% and 16.3% for the three and six months ended July 31, 1996. The increases in the selling, general and administrative expenses are mainly attributable to an increase in advertising costs, as well as an increase in amortization expense offset by an increase in royalty income, both resulting from the Munsingwear acquisition. Additionally, for Fiscal 1998, management has decided to account for co-op advertising as a selling, general and administrative expense rather than as a reduction of sales as done in prior years. Although the reclassification has been reflected in the prior period presented (Fiscal 1997) said change results in an increase in absolute dollars value in th selling, general and administrative expenses.

                  Interest expense increased to $602,111 and to $1,306,015 for the three and six months ended July 31, 1997 from $239,931 and $452,994 in the three and six months ended July 31, 1996. This increase is as a result of the additional indebtedness by the Company related to the acquisition discussed in Note 7.

         Income before taxes for the three and six months ended July
         31, 1997 was $1,323,110 and $4,818,469, respectively, as compared to income before taxes for the three and six months ended July 31, 1996 of $1,121,012 and $3,723,942, respectively. Net income was $826,533 and $2,976,225 for the three and six months ended July 31, 1997 representing net income per share of $0.12 and $0.45 respectively, as compared to $689,012 and $2,303,942 for three and six months ended

         July 31, 1996, representing net income per share of $0.10 and $0.35, respectively. Net income per share was computed using the weighted average number of common shares outstanding of 6,631,283 and 6,612,527 for the three and six months ended July 31, 1997, and 6,611,700 and 6,587,913 for the three and six months ended July 31, 1996 after giving effect to the stock dividend discussed in Note 5.

         LIQUIDITY AND CAPITAL RESOURCES

                  The Company has financed its growth in sales and other working capital requirements principally from operating cash flows and borrowings under a $35.0 million revolving credit agreement with a bank (the "Revolving Credit Agreement"). The amount available for borrowings under the Revolving Credit Agreement is determined pursuant to a formula based upon the levels of eligible accounts receivable and finished goods inventory, subject to a maximum of $35.0 million. The Revolving Credit Agreement bears interest at the bank's prime rate or LIBOR plus 1.5%. Substantially all the assets of the Company are pledged as collateral under the Revolving Credit Agreement. As of July 31, 1997, $30,872,903 was outstanding under the Revolving Credit Agreement, and the Company had $4,127,097 available for additional borrowings based on eligible receivables and inventory.

                  Cash flows provided by operating activities were $2,393,616 for the six months ended July 31, 1997, principally representing cash provided by net income of $2,976,225, a decrease in inventories of $2,217,482 offset by a decrease in current liabilities of $3,173,360. For the six months ended July 31, 1996, cash flows provided by operating activities were $4,245,865, principally representing cash provided by net income of $2,303,942, a decrease in inventories of $4,998,707 and a net increase in current liabilities of $368,945, offset by cash used to finance increases in accounts receivable and other current assets of $2,278,796 and $854,731, respectively.

                  Cash flows used in investing activities were $1,218,045 for the six months ended July 31, 1997 representing normal requirements for capital expenditures. Cash flows used in investing activities for the six months ended July 31, 1996 were $3,743,075 principally as a result of the Jolem acquisition (see "Results of Operations") in the amount of $3,657,435.

                  Cash flows used in financing activities were $1,019,027 for the six months ended July 31, 1997 primarily as a result of a decrease in borrowings under credit facilities of $6,812,629 and payments on long-term debt of $19,088,572 proceeds offset by from long-term debt of $24,824,674. For the six months ended July 31, 1996, cash flows used in financing activities were $385,978, primarily as a result of proceeds from long-term debt of $1,515,652 offset by the purchase of treasury stock of $1,901,630. At July 31, 1997, the Company had cash of $912,342, as compared to $755,798 at January 31, 1997, as a result of the activities described above.

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

                  The Company had working capital of $25,878,736 and $23,575,093 at July 31, 1997 and January 31, 1997, respectively. The outstanding balance under the Revolving Credit Agreement was $30,872,903 and $25,136,801 at July 31, 1997 and January 31, 1997, respectively and was classified as a current liability as it will mature in October 1997. The Company intends to refinance the Revolving Credit Agreement prior to its maturity. The Company's current ratio was 1.72 at July 31, 1997 compared to 1.58 at January 31, 1997.

                  The Company maintains three facilities with a combined limit of $37.0 million for letters of credit. The facilities further provide the Company with an aggregate sublimit of $7.2 million for advances to refinance letters of credit up to 120 days. These facilities are secured by the consignment of merchandise in transit under each letter of credit. Indebtedness under these facilities bears interest at variable rates substantially equal to the lenders' specified base lending rates plus a 1.5% per annum acceptance commission fee. Letters of credit under these facilities totaled $29,748,024 and $16,978,256 as of July 31, 1997 and January 31,1997, respectively.

                  Management believes that the combination of the borrowing availability under the Revolving Credit Agreement, existing working capital and funds anticipated to be generated from operating activities will be sufficient to meet the Company's anticipated operating and capital needs for the foreseeable future.

                  During Fiscal 1998, the Company intends to consolidate its administrative offices, warehouse and distribution facilities into a new 238,000 square foot facility in Miami which is being built to the Company's specifications. The Company was party to an agreement to purchase this facility. The Company financed the facility with a financial institution in a transaction where the financial institution assumed the Company's obligation to purchase the facility and entered into a long term lease with the Company for the facility. The lease has an initial term of five years and a minimum annual rental of approximately $1,300,000. This transaction was consummated in September 1997.

         EFFECTS OF INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

                  The Company does not believe that inflation significantly affected its results of operations for the six months ended July 31, 1997 and 1996.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

                  (a) On July 25, 1997, the Company held its Annual
                      Meeting of Shareholders (the "Meeting")

                  (b) Not applicable

                  (c) At the Meeting, the following matters were voted upon;

                      (i)      Election of Directors

                      The following table sets forth the name of each nominee
                  and the voting with respect to each nominee for director.


                                            WITHHOLD                 BROKER
     NAME                   FOR             AUTHORITY               NON-VOTES
     ----                   ---             ---------               ---------

George Feldenkreis        3,645,680          1,200                      0

Oscar Feldenkreis         3,645,680          1,200                      0

Ronald L. Buch            3,645,680          1,200                      0

Gary Dix                  3,645,680          1,200                      0

Salomon Hanono            3,644,680          2,200                      0

Leonard Miller            3,645,680          1,200                      0

Richard W. McEwen         3,645,680          1,200                      0


                  (ii) Ratification of the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the year ending January 31, 1998.

                       With respect to the foregoing matter, 3,646,280
                  shares voted in favor, 300 shares against and 300 shares abstained. There were no broker-non votes.

ITEM 5. Other Information

                  Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           27.1      Financial Data Schedule (for SEC use only)


                  (b)      Reports on Form 8-K

                           On July 17, 1997, the Company filed a second amendment to Form 8-K originally filed with the SEC on November 20, 1996 in response to certain comments of the staff.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:  September 11, 1997                By: /s/ RICHARD L. DUNN
                                                     -------------------
                                                     Richard L. Dunn
                                                     Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
-------

27.1                Financial Data Schedule