Form 10-Q
period 1997-10-31
SUPREME INTERNATIONAL CORP
filed 1997-12-11
CIK 900349

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the registrant's common stock is 6,552,681 (as of December 10, 1997).

                        SUPREME INTERNATIONAL CORPORATION

                                      INDEX

PART I: FINANCIAL INFORMATION

ITEM 1:

Consolidated Balance Sheets
         as of October 31, 1997 (Unaudited) and January 31, 1997            1

Consolidated Statements of Income (Unaudited)
         for the three and nine months ended October 31, 1997 and
         October 31, 1996                                                   2

Consolidated Statements of Cash Flows (Unaudited)
         for the nine months ended October 31, 1997 and October 31, 1996    3

Notes to Consolidated Financial Statements (Unaudited)                      4

ITEM 2:

Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   6

PART II: OTHER INFORMATION                                                 10

Signatures                                                                 11

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                 OCTOBER 31,
                                                                    1997        JANUARY 31,
                                                                 (UNAUDITED)        1997
                                                                 -----------    -----------
ASSETS

CURRENT ASSETS
 Cash                                                           $  1,469,588   $    755,798
 Accounts receivable, net                                         45,949,804     28,807,236
 Inventories                                                      31,547,265     32,200,522
 Deferred income taxes                                               891,992        668,658
 Other current assets                                              1,924,247      1,525,695
                                                                ------------   ------------
         Total current assets                                     81,782,896     63,957,909

PROPERTY AND EQUIPMENT, net                                        2,530,498      2,138,088

INTANGIBLE ASSETS, net                                            19,427,191     19,858,692

OTHER                                                              2,095,239      2,203,601
                                                                ------------   ------------
TOTAL                                                           $105,835,824   $ 88,158,290
                                                                ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                               $  4,323,061   $  5,584,924
 Accrued expenses                                                  1,441,975      2,063,040
 Borrowings under credit facilities                                5,500,000      6,812,629
 Current portion of long-term debt                                40,628,667     25,136,801
 Other current liabilities                                           579,795        785,422
                                                                ------------   ------------
         Total liabilities                                        52,473,498     40,382,816

STOCKHOLDERS' EQUITY
 Preferred stock - $.01 par value; 1,000,000 shares
  authorized; no shares issued or outstanding                           --             --
 Common stock - $.01 par value; 10,000,000 shares
  authorized; 6,833,250 and 4,535,587 shares issued and
  outstanding less 280,569 and 184,300 of treasury stock at
  October 31 and January 31, 1997, respectively                       65,527         43,513
 Additional paid-in capital                                       27,620,399     27,419,452
 Retained earnings                                                25,676,400     20,312,509
                                                                ------------   ------------
         Total stockholders' equity                               53,362,326     47,775,474
                                                                ------------   ------------
TOTAL                                                           $105,835,824   $ 88,158,290
                                                                ============   ============

See notes to consolidated financial statements.

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                              OCTOBER 31,                   OCTOBER 31,
                                          1997           1996           1997           1996
                                      ------------   ------------   ------------   ------------
NET SALES                             $ 54,550,062   $ 46,021,405   $145,427,880   $114,388,098

COST OF GOODS SOLD                      42,960,000     36,034,431    112,511,101     89,603,136
                                      ------------   ------------   ------------   ------------
GROSS PROFIT                            11,590,062      9,986,974     32,916,779     24,784,962

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                  8,443,000      6,279,840     23,645,775     16,900,892
                                      ------------   ------------   ------------   ------------
OPERATING INCOME                         3,147,062      3,707,134      9,271,004      7,884,070

INTEREST EXPENSE                           721,007        522,885      2,027,573        975,879
                                      ------------   ------------   ------------   ------------
INCOME BEFORE INCOME TAXES               2,426,055      3,184,249      7,243,431      6,908,191

PROVISION FOR INCOME TAXES                  15,000      1,210,018      1,857,945      2,630,018
                                      ------------   ------------   ------------   ------------
NET INCOME                            $  2,411,055   $  1,974,231   $  5,385,486   $  4,278,173
                                      ============   ============   ============   ============
NET INCOME PER SHARE  (SEE NOTE 5)    $       0.36   $       0.30   $       0.81   $       0.65
                                      ============   ============   ============   ============
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES (SEE NOTE 5)            6,740,405      6,607,104      6,660,995      6,592,103
                                      ============   ============   ============   ============

See notes to consolidated financial statements.

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                   OCTOBER 31,
                                                                               1997            1996
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $  5,385,486    $  4,278,173
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                               1,230,204         696,270
Changes in assets and liabilities:
    (Increase) in accounts receivable, net                                  (17,142,568)    (17,993,030)
    Decrease in inventories                                                     653,257         575,504
    (Increase) in other current assets                                         (398,552)         (5,373)
    Decrease (Increase) in other assets                                         108,362      (1,108,480)
    (Decrease) Increase in accounts payable and accrued expenses             (1,882,928)      5,633,045
    (Decrease) Increase in other current liabilities                           (205,627)        909,182
                                                                           ------------    ------------
                     Net cash used in operating activities                  (12,252,366)     (7,014,709)
                                                                           ------------    ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed and intangible assets                                      (1,478,464)     (1,111,147)
Sale of property and equipment                                                   64,017            --
Purchase of Jolem Imports, Inc.                                                    --        (3,657,435)
Purchase of Munsingwear, Inc.                                                      --       (18,616,088)
                                                                           ------------    ------------
                     Net cash used in investing activities                   (1,414,447)    (23,384,670)
                                                                           ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings under credit facilities     (1,312,629)      5,302,305
Proceeds from long-term debt                                                 40,572,296      27,517,619
Payments on long-term debt                                                  (25,080,430)           --
Repurchase of common stock                                                         --        (1,901,630)
Proceeds from exercise of stock options                                         201,366            --
                                                                           ------------    ------------
                    Net cash provided by financing activities                14,380,603      30,918,294
                                                                           ------------    ------------
NET INCREASE IN CASH                                                            713,790         518,915

CASH AT BEGINNING OF PERIOD                                                     755,798         258,533
                                                                           ------------    ------------
CASH AT END OF PERIOD                                                      $  1,469,588    $    777,448
                                                                           ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:

    Interest                                                               $  2,048,033    $    750,721
                                                                           ============    ============
    Income taxes                                                           $  2,599,184    $  2,016,807
                                                                           ============    ============

See notes to consolidated financial statements.

         SUPREME INTERNATIONAL CORPORATION

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Registrant's Annual Report on Form 10-K for the year ended January 31, 1997. In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation for the interim period presented and all such adjustments are of a normal and recurring nature. The results of operations for the nine months ended October 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The statement is effective for financial statements for periods beginning after December 15, 1997, and requires information about operating segments in annual financial statements and selected information about operating segments in interim financial reports issued to shareholders. It also demands related disclosure about products and services, geographical areas, and major customers. Adoption of this statement by the Company will not have a material impact on the consolidated financial statements.

2.       INVENTORY

         Inventories are stated at lower of cost or market on a First-in First-out basis and consist of:

                                            OCTOBER 31, 1997   JANUARY 31, 1997
                                            ----------------   ----------------

         Finished goods                       $28,876,797        $27,445,635
         Raw materials and in process           1,117,082          3,629,940
         Merchandise in transit                 1,553,386          1,124,947
                                              -----------        -----------
         TOTAL                                $31,547,265        $32,200,522
                                              ===========        ===========

3.       LETTER OF CREDIT FACILITIES

                                            OCTOBER 31, 1997   JANUARY 31, 1997
                                            ----------------   ----------------

         Total letter of credit facilities   $ 60,000,000       $ 33,000,000
         Borrowings                            (5,500,000)        (6,812,629)
         Outstanding letters of credit        (27,800,471)       (16,978,256)
                                             ------------       ------------
         Total Available                     $ 26,699,529       $  9,209,115
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

6.       STOCKHOLDERS' EQUITY

                  The following is a schedule of the transactions in the stockholders' equity:

                                   COMMON STOCK         ADDITIONAL       RETAINED
                                   ------------         ----------       --------
                               SHARES        AMOUNT   PAID-IN CAPITAL    EARNINGS
                               ------        ------   ---------------    --------
Balance, February 1, 1997     4,351,287     $43,513     $27,419,452     $20,312,509
Exercise of  stock options       23,250         233         200,947            --
Net Income                         --          --              --         5,385,486
Stock Dividend                2,178,144      21,781            --           (21,595)
                              ---------     -------     -----------     -----------
Balance, October 31, 1997     6,552,681     $65,527     $27,620,399     $25,676,400
                              =========     =======     ===========     ===========

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                  Supreme International Corporation (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, risks related to fashion trends; the retail industry; reliance on key customers; contract manufacturing; foreign sourcing; imports and import restrictions; competition; seasonality; rapid expansion of business; dependence on key personnel and other factors discussed herein and in the Company's filings with the Securities and Exchange Commission.

         RESULTS OF OPERATIONS

                  THREE AND NINE MONTHS ENDED OCTOBER 31, 1997 AS COMPARED TO THREE AND NINE MONTHS ENDED OCTOBER 31, 1996.

                  Net sales for the three and nine months ended October 31, 1997 increased $8,528,657 (18.5%) and $31,039,782 (27.1%), respectively, to
         $54,550,062 and $145,427,880 from $46,021,405 and $114,388,098 for the three and nine months ended October 31, 1996 respectively. Such increases are mainly attributable to the Munsingwear and Jolem brands, acquired in September and May 1996, respectively, and are partially offset by a decrease in revenues from certain other brands. Net sales were $8,904,566 and $5,646,549 for the Munsingwear and Jolem brands, respectively, for the quarter ended October 31, 1997. For the nine months ended October 31, 1997, net sales were $22,442,995 and $11,455,872 for the Munsingwear and Jolem brands, respectively. Net sales for the Jolem brand were $1,752,038 and $2,083,462 for the three and nine months ended October 31, 1996, respectively. Net sales for the Munsingwear brand were $1,347,507 for the three and nine months ended October 31, 1996.

                  Cost of goods sold increased to $42,960,000 and $112,511,101, respectively, for the three and nine months ended October 31, 1997 from $36,034,431 and $89,603,136, for the three and nine months ended October 31, 1996, reflecting the increased level of sales, as well as a $1.2 million inventory adjustment necessitated by the Company's downsizing of its 807 operations and outsourcing of its women's product line via a licensing agreement. As a percentage of sales, cost of sales increased to 78.8% in the three months ended October 31, 1997 from 78.3% in the three months ended October 31, 1996 and decreased to 77.4% for the nine months ended October 31, 1997 from 78.3% in the nine months ended October 31, 1996. Gross profits were $11,590,062 (21.2% of sales) and $32,916,779 (22.6% of sales) in the three and nine month period ended October 31, 1997, as compared to $9,986,974 (21.7% of sales) and $24,784,962 (21.7% of sales) in the three and nine month period ended October 31, 1996.

                  Selling, general and administrative expenses increased by $2,163,160 or 34.4% from $6,279,840 in the three months ended October 31,1996 to $8,443,000 in the three month period ended October 31,1997 and by $6,744,883 or 39.9% from $16,900,892 for the nine months ended October 31, 1996 to $23,645,775 for the nine months ended October 31, 1997. The increases in the selling, general and administrative expenses are mainly attributable to an increase in advertising costs, as well as an increase in amortization expense offset by an increase in royalty income, both resulting from the Munsingwear acquisition. As a percentage of sales, selling, general and administrative expenses were 15.5% and 16.3% for the three and nine month period ended October 31, 1997 and 13.6% and 14.8% for the three and nine months ended October 31, 1996.

                  Interest expense increased to $721,007 and to $2,027,573 for the three and nine months ended October 31, 1997 from $522,885 and $975,879 in the three and nine months ended October 31, 1996. This increase is as a result of the additional indebtedness by the Company related to the Munsingwear and Jolem acquisitions as well as increases in the Company's working capital level as a consequence of the increase in the Company's growth.

                  Income before taxes for the three and nine months ended October 31, 1997 was $2,426,055 and $7,243,431 respectively, as compared to income before taxes for the three and nine months ended October 31, 1996 of $3,184,249 and $6,908,191, respectively. During the quarter ended October 31, 1997, the Company reduced its tax provision by $820,000 to adjust certain general tax reserves, as well as tax provision items related to the acquisition of Munsingwear. Net income was $2,411,055 and $5,385,486 for the three and nine months ended October 31, 1997 representing net income per share of $0.36 and $0.81 respectively, as compared to $1,974,231 and $4,278,173 for the three and nine months ended October 31, 1996, representing net income per share of $0.30 and $0.65, respectively. Net income per share was computed using the weighted average number of common shares outstanding of 6,740,405 and 6,660,995 for the three and nine months ended October 31, 1997, and 6,607,104 and 6,592,103 for the three and nine months ended October 31, 1996 after giving effect to the stock dividend discussed in Note 5 to the unaudited consolidated financial statements included elsewhere in this report.


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

         Substantially all the assets of the Company are pledged as collateral under the Revolving Credit Agreement. This agreement expired in October 1997 at which time the Company secured a temporary credit line. The Company has agreed in principle with a syndicate of banks on a new revolving credit agreement and is currently negotiating the terms and conditions of said agreement. The Company plans to consummate the new agreement in January 1998 and anticipates that the terms and conditions will be similar to those in the expired agreement. As of October 31, 1997, $40,628,667 was outstanding under the temporary credit line.

                  Cash flows used in operating activities were $12,252,366 for the nine months ended October 31, 1997, principally representing cash provided by net income of $5,385,486, a decrease in inventories of $653,257, a net increase in other current liabilities of $205,627, and an increase in accounts payable and accrued expenses of $1,882,928 offset by cash used to finance increases in accounts receivable and other current assets of $17,142,568 and $398,552, respectively. Cash flows used in operating activities were $7,014,709 for the nine months ended October 31, 1996 principally representing cash provided by net income of $4,278,173, a decrease in inventories of $575,504, a net increase in other current liabilities of $909,182 and an increase in accounts payable and accrued expenses of $5,633,045 offset by cash used to finance increases in accounts receivable, other current assets and other assets of $17,993,030, $5,373 and $1,108,480, respectively.

                  Cash flows used in investing activities for the nine months ended October 31, 1997 were $1,414,447, primarily resulting from normal requirements for capital expenditures. Cash flows used in investing activities were $23,384,670 for the nine months ended October 31, 1996 principally as a result of the acquisition of certain assets of Munsingwear (see "Results of Operations") in the amount of $18,616,088 as well as the Jolem acquisition in the amount of $3,657,435.

                  Cash flows provided by financing activities were $14,380,603 for the nine months ended October 31, 1997, primarily as a result of proceeds from long-term debt and exercise of stock options of $40,572,296 and $201,366, respectively, offset by a decrease in short-term borrowings of $1,312,629 and payments on long-term debt of $25,080,430. Cash flows provided by financing activities were $30,918,294 for the nine months ended October 31, 1996, primarily as a result of proceeds from long-term debt of $27,517,619 and short-term borrowings of $5,302,305 offset by the purchase of treasury stock of $1,901,630. During the nine months ended October 31, 1996, the Company repurchased an aggregate of 184,300 shares of its common stock in the open market.

                  The Company had working capital of $29,309,398 and $23,575,093 at October 31, 1997 and January 31, 1997, respectively. The Company's current ratio was 1.56 at October 31, 1997 compared to 1.58 at January 31, 1997.

                  The Company maintains three facilities with a combined limit of $60.0 million for letters of credit. The facilities further provide the Company with an aggregate sublimit of $5.6 million for advances to refinance letters of credit up to 120 days. In addition, the facilities provide for aggregate outstanding cash advances of $4.4 million for periods not exceeding 120 days. These facilities are secured by the consignment of merchandise in transit under each letter of credit. Indebtedness under these facilities bears interest at variable rates substantially equal to the lenders' specified base lending rates minus 1.0%. Availability under these facilities totaled $26,699,529 and $9,209,115 as of October 31, 1997 and January 31,1997, respectively.

                  Management believes that the combination of the borrowing availability under the temporary credit line, existing working capital and funds anticipated to be generated from operating activities will be sufficient to meet the Company's anticipated operating and capital needs for the foreseeable future.

                  The Company is in the process of consolidating its administrative offices, warehouse and distribution facilities into a new 238,000 square foot leased facility in Miami which is being built to the Company's specifications. The Company originally entered into an agreement to purchase this facility. In September 1997, the Company entered into an agreement with a financial institution where the financial institution assumed the Company's obligation to purchase the facility and entered into a long term lease with the Company. The lease has an initial term of five years and a minimum annual rental of approximately $1,300,000. As of October 31, 1997, the Company had substantially completed the moving of its warehouse and distribution operations into the new facility. The Company anticipates completing the relocation of its administrative offices during the fourth quarter of Fiscal 1998.

         EFFECTS OF INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

                  The Company does not believe that inflation significantly affected its results of operations for the nine months ended October 31, 1997 and 1996.

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

                                            /s/RICHARD L. DUNN
         Date:  December 10, 1997   By:     ------------------
                                            Richard L. Dunn
                                            Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------
  27.1         Financial Data Schedule