Form 10-K
period 1998-01-31
SUPREME INTERNATIONAL CORP
filed 1998-05-01
CIK 900349

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________
                         Commission file number 0-21764

                        SUPREME INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                      FLORIDA                             59-1162998
         --------------------------------           ----------------------
           (State or other jurisdiction                (I.R.S. Employer
         of incorporation or organization)          Identification Number)

              3000 N.W. 107TH AVENUE
                  MIAMI, FLORIDA                            33172
     ---------------------------------------              ----------
     (Address of principal executive offices)             (Zip Code)

                  Registrant's telephone number: (305) 592-2830

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                            ON WHICH REGISTERED

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

        Indicate by check mark whether the Registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

        The number of shares outstanding of the Registrant's Common Stock is 6,884,022 (as of April 20, 1998).

        The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $58,057,863 (as of April 20, 1998).

                       DOCUMENTS INCORPORATED BY REFERENCE
================================================================================

                                     PART I

        SUPREME INTERNATIONAL CORPORATION (THE "COMPANY") CAUTIONS READERS THAT CERTAIN IMPORTANT FACTORS MAY AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS WHICH MAY BE DEEMED TO HAVE BEEN MADE IN THIS REPORT OR WHICH ARE OTHERWISE MADE BY OR ON BEHALF OF THE COMPANY. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTEND", "COULD", "WOULD", "ESTIMATE", OR "CONTINUE" OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FACTORS WHICH MAY AFFECT THE COMPANY'S RESULTS INCLUDE, BUT ARE NOT LIMITED TO, RISKS RELATED TO FASHION TRENDS; THE RETAIL INDUSTRY; RELIANCE ON KEY CUSTOMERS; CONTRACT MANUFACTURING; FOREIGN SOURCING; IMPORTS AND IMPORT RESTRICTIONS; COMPETITION; SEASONALITY; RAPID EXPANSION OF BUSINESS; DEPENDENCE ON KEY PERSONNEL AND OTHER FACTORS DISCUSSED HEREIN AND IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION").

        All financial information herein has been adjusted to give effect to a 3-for-2 stock split declared in July 1997.

ITEM 1. BUSINESS

        (a) General Development of Business

INTRODUCTION

         The Company designs, imports and markets a broad line of moderately priced and better men's and boys' sportswear, including sport and dress shirts, golf sportswear and casual and dress pants. A significant majority of the Company's products are sold under its own brand names, including its Natural Issue/Registered Trademark/ and Munsingwear/Registered Trademark/ brands, as well as other owned and licensed brand names, with the balance being private label sales. The Company sells its merchandise to a broad spectrum of retailers, including national and regional department stores, chain stores, mass merchandisers and specialty stores throughout the U.S., Puerto Rico and Canada.

BUSINESS STRATEGY

            The Company's business strategies are as follows:

  /bullet/ INCREASE BRAND NAME RECOGNITION. The Company seeks to increase its presence in the men's shirt category by increasing the brand name recognition of its brand names, including Natural Issue/Registered trademark/ and Munsingwear/Registered trademark/. In order to promote these brands at the retail level, the Company conducts cooperative advertising in print and broadcast media in which these products are featured by various retailers in their advertisements and the cost of the advertisements is shared by the Company and the retailers. The Company also conducts various in-store marketing activities with its customers, displaying its products with an emphasis on related and coordinated clothing in highly visible locations and offering promotions geared to holidays such as Christmas and Father's Day. During the fiscal year ended January 31, 1998 ("Fiscal 1998"), the Company started direct consumer advertising in select markets featuring the Natural Issue/Registered trademark/ and Munsingwear/Registered trademark/ brand names through the placement of highly visible billboards, sponsorships and special event advertising.

  /bullet/ CONTINUE TO DIVERSIFY PRODUCT LINE. The Company has been diversifying its product lines and expanding its customer base. The Company has developed a fall, winter, and holiday shirt line with a view towards reducing the seasonality of the Company's existing product lines, which have historically emphasized spring and summer merchandise. During the year ended January 31, 1997 ("Fiscal 1997"), the Company expanded into golfwear through its acquisition of the Munsingwear/Registered trademark/ brand name. The Company has also expanded its ethnic lines and its boyswear lines and has introduced a higher-end sweater line under the Crossings/Registered trademark/ brand name, which it acquired in Fiscal 1998.

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

  /bullet/ PURSUE ACQUISITION AND LICENSING OPPORTUNITIES. The Company continues to focus its efforts on expanding its product lines and brand name recognition through acquisition and licensing opportunities. During Fiscal 1998, the Company acquired the Crossings/Registered trademark/ brand name. The Company has granted licenses of its Natural Issue/Registered trademark/ brand name for the marketing of a line of men's underwear, neckwear, and hosiery and a line of women's apparel. The Company is also party to licensing arrangements of its Munsingwear/Registered trademark/ brand name for the marketing of men's undergarments, hosiery, activewear, outerwear, thermals, swimwear, robes, sleepwear, pants, shorts, loungewear, hats and caps. The Company continues to evaluate opportunities to acquire or license other brand names and businesses which distribute complementary apparel products and to grant licenses of its brand names.

        (b) Financial Information about Industry Segments

            Not Applicable.

        (c) Narrative Description of Business

PRODUCTS AND PRODUCT DESIGN

        SHIRTS. The Company offers a broad line of sport shirts which include cotton and cotton-blend printed and plain knit shirts, silk, cotton and rayon printed button front sport shirts, linen sport shirts, golf shirts, embroidered cotton shirts and cotton/poly mix dress shirts. The Company's shirt line also includes dress shirts, brushed twill shirts, jacquard knits and yarn-dyed flannels. In addition, the Company is also the leading distributor in the United States of guayabera shirts. The Company markets shirts under a number of its own brand names, as well as the private labels of its customers. The Company's signature brand names are Natural Issue/Registered trademark/ and the Munsingwear/Registered trademark/, Grand Slam, Grand Slam Tour/TM/ and Penguin Sport/TM/ brand names. The Company also uses Feldini/Registered trademark/ for its better shirts, and Corsa/Registered trademark/, Gianni Abozzi/Registered trademark/, Premier/TM/, Monte Carlo/TM/, Career Club/Registered trademark/, CC Sport/Registered trademark/, Cotton Mill/TM/, Tipos and Romani/Registered trademark/ for its more moderately priced lines. The Company holds license rights to market men's dress and sport shirts under Adolfo/Registered trademark/ and other brand names. Sales under the brand names owned and licensed by the Company accounted for a significant majority of net shirt sales during Fiscal 1998, with the balance being private label sales. The Company's shirts are produced in a wide range of men's sizes, including sizes for the big and tall men's market. Sales of shirts accounted for approximately 83% of net sales during Fiscal 1998.

        PANTS. The Company's pants lines include a variety of styles of wool, wool-blend, linen and poly/rayon dress pants, casual pants in cotton and poly/cotton and linen/cotton walking shorts. The Company's pants lines, which are offered in a wide range of men's sizes, are marketed under the Feldini/Registered trademark/, Natural Issue/Registered trademark/ and other brand names. Sales of pants accounted for approximately 11% of net sales during Fiscal 1998.

        OTHER PRODUCTS. The Company offers boyswear items including rayon and cotton sport shirts under the Tones/TM/ and Natural Issue/Registered trademark/ brand names and recently introduced a line of sweaters under the Crossings/Registered trademark/ brand name for Fall 1998. Sales of other products accounted for approximately 6% of net sales during Fiscal 1998.

        PRODUCT DESIGN. Substantially all of the Company's products are designed by its in-house staff utilizing computer-aided design technology. This technology enables the Company to produce computer-generated simulated samples that display how a particular style will look in a given color and fabric. These samples can be printed on paper or directly onto fabric to more accurately present the colors and patterns to a potential customer. In addition, the Company can quickly alter the simulated sample in response to customer comments, such as a request to change the colors, print layout, collar style and trimming, pocket details and/or placket treatments. The use of computer-aided design technology minimizes the time consuming need for and costs associated with producing actual sewn samples prior to customer approval and allows the Company to create custom designed products meeting the specific needs of a customer.

        In designing its apparel, the Company seeks to foster consumer appeal by combining functional, colorful and high quality fabrics with creative designs and graphics. Styles, color schemes and fabrics are also selected to encourage consumers to coordinate outfits, thereby encouraging multiple purchases. The Company's design staff seeks to stay abreast of the latest design trends by attending trade shows and periodically conducting market research in Europe and the United States.

MARKETING AND SALES

        The Company sells its merchandise to a broad spectrum of retailers, including chain stores, department stores, mass merchandisers and specialty stores. The Company's largest customers include Target Stores, Sears, Roebuck & Co., Wal-Mart Stores Inc., Federated Department Stores, Inc., and K-Mart Corporation. The Company's net sales to its five largest customers aggregated approximately 43%, 52% and 54% of net sales during Fiscal 1998, Fiscal 1997, and during the fiscal year ended January 31, 1996 ("Fiscal 1996"), respectively. Sales to Target Stores and Sears, Roebuck & Co. each accounted for approximately 11% of net sales during Fiscal 1998. Sales to K-Mart Corporation, J.C. Penney Company, Inc. and Sears, Roebuck & Co. accounted for approximately 15%, 12% and 11%, respectively, of net sales during Fiscal 1997. Sales to J.C. Penney Company, Inc., Wal-Mart Stores Inc. and Sears, Roebuck & Co. accounted for approximately 18%, 12% and 10% respectively, of net sales during Fiscal 1996. No other single customer accounted for more than 10% of net sales during such fiscal years.

         The Company markets its apparel products to customers principally through the direct efforts of an in-house sales staff and independent commission sales representatives who work exclusively for the Company. These in-house employees and sales representatives account for approximately 90% of net sales, handling all major accounts. In addition, the Company uses independent commission sales representatives, who generally market other product lines as well as those of the Company. The Company supplements these sales efforts through attendance at major industry trade shows and through telemarketing efforts directed largely at specialty retailers. The Company also advertises to retailers through print advertisements in a variety of trade magazines and newspapers. In order to promote its men's sportswear at the retail level, the Company conducts cooperative advertising in print and broadcast media in which the Company's products are featured by various retailers in their advertisements and the cost of the advertisements is shared by the Company and the retailers. The Company also conducts various in-store marketing activities with its customers, such as placing displays of its product line with an emphasis on related and coordinated clothing in highly visible locations and offering promotions geared to holidays such as Christmas and Father's Day. During Fiscal 1998 the Company started direct consumer advertising in select markets featuring the Natural Issue/Registered Trademark/ and Munsingwear/Registered Trademark/ brand names through the placement of highly visible billboards, sponsorships, and special event advertising.

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

        The Company's in-house sales staff is responsible for customer follow-up and support including monitoring prompt order fulfillment and timely delivery. The Company utilizes an Electronic Data Interchange ("EDI") system for certain customers in order to provide advance shipping notices, process orders and conduct billing operations. In addition, certain customers use the EDI system to communicate their weekly inventory requirements per store to the Company by computer. The Company then fills those orders either by shipping directly to the individual stores or by sending shipments, individually packaged and bar-coded by store, to a customer's centralized distribution center.

SOURCES OF SUPPLY

        The Company utilizes independent contract manufacturers to produce substantially all its apparel products. During Fiscal 1998, in excess of 90% of the Company's products were sourced from independent foreign suppliers, with the remainder from domestic manufacturing and "807 operations." The Company currently uses approximately 149 suppliers primarily from countries in the Far East and other parts of Asia and approximately 16 suppliers from countries in Central America. The Company is dependent upon the ability of its contract manufacturers to secure a sufficient supply of raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. The use of contract manufacturers and the resulting lack of direct control could subject the Company to difficulty in obtaining timely delivery of products of acceptable quality. Nevertheless, the Company believes that the use of numerous independent suppliers allows the Company to maximize production flexibility while avoiding significant capital expenditures and the costs of maintaining and operating production facilities.

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

        The Company allocates production among suppliers based upon a number of criteria, including availability of production capability, quality, pricing and possession of necessary quota allocations to enable the import of finished goods into the United States. Substantially all of the

Company's products are manufactured by suppliers who purchase the necessary materials and produce finished garments in accordance with specifications, designs and patterns furnished by the Company. Cotton fabric is the principal raw material used in the Company's apparel. Although the Company believes that its suppliers will continue to be able to procure a sufficient supply of cotton fabric for its production needs, the price and availability of cotton may fluctuate significantly.

        The Company maintains offices in Beijing, Guangzhou, Taipei and Mexico City. It also operates through independent agents based in Thailand, Hong Kong, Pakistan, Korea, Turkey, Indonesia and India to source the Company's products in the Far East and monitor production at contract manufacturing facilities in order to ensure quality control and timely delivery. Similar functions with respect to the Company's Central American suppliers are performed by Company personnel based in its Miami, Florida executive offices. The Company conducts periodic inspections of samples of each product prior to cutting by contractors, during the manufacturing process and prior to shipment. Finished goods are generally shipped to the Company's Miami, Florida facilities for repackaging and distribution to customers. The Company's return policy permits customers to return defective products for credit. The amount of the Company's products which were returned as defective was not material in the last three fiscal years.

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

TRADEMARKS

        The Company holds or has applied for U.S. trademarks for its most significant brand names. The Company believes that its Natural Issue/Registered trademark/, Munsingwear/Registered trademark/, and Penguin Design trademarks are material to its business. Natural Issue/Registered trademark/, Munsingwear/Registered trademark/ and the Penguin Design are registered with the United States Patent and Trademark Office. The Natural Issue registration expires in June 2002 and is subject to renewal. The Munsingwear/Registered trademark/ trademark registration expires in May 2009 and is subject to renewal. The Penguin Design Trademark registration expires during 1999 and is subject to renewal. The Company is subject to claims and suits against it, as well as the initiator of claims and suits against others, in the ordinary course of its business, including claims arising from the use of its trademarks. The Company does not believe that the resolution of any pending claims will have a material adverse affect on its business, financial condition, results of operations or cash flows.

EMPLOYEES

        The Company employed approximately 335 persons as of January 31, 1998. None of the Company's employees is subject to a collective bargaining agreement, and the Company believes that its employee relations are good.

ITEM 2. PROPERTIES

          During the latter half of Fiscal 1998, the Company consolidated its administrative offices and substantially all of its warehouse and distribution facilities into a new 238,000 square foot leased facility in Miami which was built to the Company's specifications. The Company originally entered into an agreement to purchase this facility. In September 1997, the Company entered into an agreement with a financial institution whereby the financial institution assumed the Company's obligation to purchase the facility and, in turn, leased the facility to the Company. The lease has an initial term of five years and a minimum annual rental of approximately $1,000,000 and a minimum contingent rental payment of $12,325,000 if the Company does not renew the lease after the five-year term. In March 1998, for purposes of potential future expansion, the Company purchased certain land adjacent to its facility from a non-affiliated third party for $1,030,000.

          During Fiscal 1998, the Company also leased the following facilities:

          The Company leased a 19,000 square foot building in Miami, Florida which housed the Company's executive offices. The space is leased from George Feldenkreis, the Company's Chairman of the Board, pursuant to a lease which expires in December 2000. The Company's current rental for the office facility is $128,000 per annum. The Company will continue to pay rent on this facility until the expiration of the lease or the lease of the facility to another party.

          The Company also leased an approximately 54,000 square foot warehouse/office building adjacent to its former executive offices from George Feldenkreis pursuant to a lease which expired in April 1998. Fiscal 1998 rental for this facility was approximately $308,000. The Company leases a second 32,000 square foot warehouse building from a partnership of which Mr. Feldenkreis is a general partner. This warehouse is leased pursuant to a lease expiring in June 1998, at a current annual rental of approximately $136,000. A portion of this facility is still being used by the Company and a portion is subleased to Carfel, Inc. ("Carfel"), an affiliated automotive parts importer and distributor. The Company will vacate this facility upon expiration of the lease.

          The Company also leased an additional 107,000 square foot warehouse from an unaffiliated third party, pursuant to a lease which expired during Fiscal 1998. Fiscal 1998 rental for this facility was approximately $275,000.

          The Company leases a showroom and office space in New York City, maintains an office in Guangzhou and also leases offices jointly with Carfel in Beijing and Taipei to monitor Far East production of their respective products.

          The Company believes that its arrangements with George Feldenkreis and Carfel are on terms at least as favorable as the Company could secure from a non-affiliated third party.

ITEM 3. LEGAL PROCEEDINGS

          The Company is subject to claims and suits against it, as well as the initiator of claims and suits against others, in the ordinary course of its business, including claims arising from the use of its trademarks. The Company does not believe that the resolution of any pending claims will have a material adverse affect on its business, financial condition or results of operations.

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

                                                        HIGH            LOW
                                                       -----          ------
FISCAL 1997

First Quarter....................................      $ 8.67         $ 8.17
Second Quarter...................................       11.50          10.42
Third Quarter....................................       11.33           9.67
Fourth Quarter...................................       10.83           9.50

FISCAL 1998

First Quarter....................................     $ 11.00         $ 8.83
Second Quarter...................................       12.00          10.17
Third Quarter....................................       15.38          11.25
Fourth Quarter...................................       13.13          10.38

       (b) Holders

          As of April 20, 1998, there were approximately 53 holders of record of the Company's Common Stock. The Company believes the number of beneficial owners of its Common Stock is in excess of 1100.

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


ITEM 6. SELECTED FINANCIAL DATA
          (in thousands, except per share amounts and number of shares)

          The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of the Company and related Notes thereto included in Item 8 of this Report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Certain amounts in prior fiscal years have been reclassified to conform to the 1998 presentation.

                                                            FISCAL YEAR ENDED JANUARY 31,
                                                       ---------------------------------------
                                          1994         1995         1996        1997        1998
                                         -------      -------     --------    ---------    --------
STATEMENT OF INCOME DATA:
Net sales                                $50,006      $90,564     $121,838    $157,373     $190,689

Gross profit                              12,488       21,377       29,694      35,327       44,698

Selling, General and
Administrative Expenses                    7,651       13,967       20,361      24,222       31,854

Operating income                           4,837        7,409        9,333      11,105       12,844

Interest expenses                            796        1,219        2,224       1,664        2,782

Income before income taxes                 4,041        6,191        7,109       9,441       10,063

Net income                                 2,540        3,872        4,424       5,844        7,178

Net income per share:
  Basic                                  $   .54      $   .73     $    .76    $    .89     $   1.10
  Diluted                                $   .54      $   .73     $    .75    $    .89     $   1.08

Weighted average number of shares
  outstanding:
  Basic                                4,727,945    5,300,000    5,800,000   6,534,446    6,540,604
  Diluted                              4,727,945    5,300,000    5,874,470   6,595,147    6,665,635

                                                            JANUARY 31,
                                                          ---------------
                                          1994         1995         1996        1997         1998
                                         ------       -------     --------    ---------    --------
BALANCE SHEET DATA:
Accounts receivable, net                 $11,462      $21,272      $18,101     $28,807      $35,503

Inventories                               16,056       30,153       30,353      32,201       35,799

Working capital                           16,509       43,067       47,760      23,574       65,884

Total assets                              30,030       55,512       53,735      88,158      101,367

Borrowings under credit
facilities, including current
portion of long-term debt                  7,073        4,944            0      31,949        3,000

Long-term debt, less current
portion                                       96       23,312        6,968           0       36,658

Total stockholders' equity                18,144       22,016       43,833      47,775       55,155


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The Company has experienced significant growth with sales increasing to $190.7 million for Fiscal 1998 from $157.4 million for Fiscal 1997. During the year, the Company increased sales of its branded product lines, as well as licensed branded products. At the same time revenue from sales of private label products decreased. The Company also significantly increased sales to its existing customer base, primarily mass merchandisers and department stores. In addition, the Company expanded its customer base to include more mass merchandisers, department stores and foreign customers.

          A substantial portion of the 21.2% increase in net sales during Fiscal 1998 was achieved in the Company owned branded product lines which increased by 34.1%. The sale of licensed branded products also increased significantly. A reduction in the sale to retailers of private label goods offset, to a small extent, the aforementioned increases.

          The increased recognition of the Company's products has allowed the Company to expand its line of sports shirts and introduce additional products such as golf sportswear, pants, shorts, sweaters and boyswear. In addition, the Company believes that it has benefitted from the growing trend towards casual dressing in the workplace and is well positioned to continue to benefit from this trend.

          The Company's marketing commitment is intended to further the growing popularity of its brand names, including the Natural Issue/Registered trademark/, Grand Slam/Registered trademark/ and Munsingwear/Registered trademark/ brands as well as enhancing licensing opportunities. The Company has increased expenditures to enhance its sales and marketing, design capability, product sourcing, distribution and internal control systems. The Company believes that such expenditures have provided the personnel and resources needed to manage its growth and plans to continue to invest appropriately in order to sustain future growth.

          The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income expressed as a percentage of sales:

                                                         FISCAL YEAR ENDED
                                                            JANUARY 31,
                                                  ----------------------------
                                                  1996         1997       1998
                                                ------       ------    -------
Net sales....................................... 100.0%       100.0%     100.0%
Cost of Sales...................................  75.6         77.6       76.6
                                                ------       ------    -------

Gross profit....................................  24.4         22.4       23.4
Selling, general and administrative expenses....  16.7         15.3       16.7
                                                ------       ------    -------

Operating income................................   7.7          7.1        6.7
Interest expense................................   1.8          1.1        1.4
                                                --------   --------    -------

Income before income taxes......................   5.9          6.0        5.3
Income tax provision............................   2.2          2.3        1.5
                                                --------   --------    -------

Net income......................................   3.7%         3.7%       3.8%
                                                ========    =======    =======

RESULTS OF OPERATIONS

          FISCAL 1998 AS COMPARED TO FISCAL 1997

          Sales for Fiscal 1998 were $190.7 million as compared to $157.4 million for Fiscal 1997, an increase of $33.3 million or 21.2%. This increase was principally attributable to an increase in the Company's branded product lines, including Munsingwear/Registered trademark/ and Grand Slam/Registered trademark/, as well as in its licensed branded products. This increase was partially offset by a decrease in revenue from sales of private label products.

          Cost of sales for Fiscal 1998 was $146.0 million or 76.6% of sales as compared to $122.0 million or 77.6% of sales for Fiscal 1997. This decrease in cost of sales as a percentage of sales reflects a shift to more sales of brand name products which typically generate higher gross profit than private label products.

          Selling, general and administrative expenses for Fiscal 1998 were $31.9 million or 16.7% of sales as compared to $24.2 million or 15.3% of sales for Fiscal 1997. This increase was due to increased levels of business and increased advertising costs relating to the start of consumer advertising.

          Interest expense for Fiscal 1998 was $2.8 million or 1.4% of sales as compared to $1.7 million or 1.1% of sales for Fiscal 1997. This increase in interest expense was a result of the additional indebtedness incurred by the Company in connection with the acquisition of the Munsingwear and Jolem brands, as well as to support increased levels of operations.

          During Fiscal 1998, the Company reduced the provision for income taxes by $503,000 to adjust certain income tax reserves.

          Net income for Fiscal 1998 was $7.2 million or 3.8% of sales as compared to $5.8 million or 3.7% of sales for Fiscal 1997.

          FISCAL 1997 AS COMPARED TO FISCAL 1996

          Sales for Fiscal 1997 were $157.4 million as compared to $121.8 million for Fiscal 1996, an increase of $35.6 million or 29.2%. This increase was principally attributable to the broad-based growth in the Company's product lines to existing customers, the addition of new customers, and the acquisition of both Jolem and Munsingwear.

          Cost of sales for Fiscal 1997 was $122.0 million or 77.6% of sales as compared to $92.1 million or 75.6% of sales for Fiscal 1996. This increase in cost of sales as a percentage of sales principally reflects sales of discounted inventory.

          Selling, general and administrative expenses for Fiscal 1997 were $24.2 million or 15.3% of sales as compared to $20.4 million or 16.7% of sales for Fiscal 1996. This increase was due to increased levels of business as well as partial absorption of certain operating expenses as a result of the Jolem and Munsingwear/Registered trademark/ acquisitions. Thereafter, the Company integrated the purchasing, marketing and design functions of Jolem and Munsingwear/Registered trademark/ into its operations in Miami. Such integration directly impacted the selling, general and administrative expenses, and contributed to the reduction of such expenses as a percentage of sales.

          Interest expense for Fiscal 1997 was $1.7 million or 1.1% of sales as compared to $2.2 million or 1.8% of sales for Fiscal 1996. This decrease in interest expense was due to the repayment of a portion of the amount outstanding under the Company's revolving credit agreement with a portion of the proceeds of the Company's public offering in September 1995.

          Net income for Fiscal 1997 was $5.8 million or 3.7% of sales as compared to $4.4 million or 3.7% of sales for Fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has financed its growth in sales and the resulting increase in inventory and other working capital requirements principally from operating cash flow and borrowings under a revolving credit agreement with a Bank. The Company's existing revolving credit expired in October 1997. From October 1997 to March 1998, the Company operated under interim credit arrangements with its lenders. At January 31, 1998, $36.7 million was outstanding under the interim credit arrangements. In March 1998, the Company replaced the credit arrangements with an expanded revolving credit agreement (the "Revolving Credit Agreement") with a group of banks, including its existing lender. The amount available for borrowings under the Revolving Credit Agreement is determined pursuant to a formula based upon the levels of eligible accounts receivable and finished goods inventory, subject to a maximum of $55.0 million.

          The Revolving Credit Agreement bears interest at the bank's prime rate or LIBOR plus 1.5%. The Company borrows under the Revolving Credit Agreement as the need arises to meet working capital needs and to fund capital expenditures. The outstanding balance due under the Revolving Credit Agreement matures in March 2001.

          The Company also maintains three letter of credit facilities totaling $60.0 million. The letter of credit facilities are secured by the consignment of merchandise in transit under each letter of credit. Indebtedness under these facilities bears interest at variable rates substantially equal to the lenders' specified base lending rates minus 1.0% per annum. As of January 31, 1998, there was $30.3 million available under these facilities.

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

          Net cash used in operating activities was $3.1 million for Fiscal 1998 principally as a result of an increase in inventories of $3.6 million resulting from introduction of the Company's Munsingwear/Registered trademark/ and Jolem lines.

          Capital expenditures were $3.8 million for Fiscal 1998 primarily relating to the Company's new distribution facility. The Company presently has no significant commitments to incur capital expenditures except with respect to the purchase of land as described in Item 2.

          At January 31, 1998, the Company had working capital of $65.9 million. The Company's current ratio was 7.9 to 1 at January 31, 1998. The Company's sources of working capital are income generated from operations and the credit facilities described above.

EFFECTS OF INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

          The Company does not believe that inflation has significantly affected its results of operations.

          The Company's purchases from foreign suppliers are made in U.S. dollars. Accordingly, the Company, to date, has not been materially adversely affected by foreign currency fluctuations.

NEW ACCOUNTING PRONOUNCEMENTS

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires that all components of comprehensive income be reported on one of the following: (1) the statement of income; (2) the statement of changes in stockholders' equity; or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by stockholders (changes in paid-in capital) and distributions to stockholders (dividends). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this standard in Fiscal 1999. The Company does not believe that the adoption of this statement will have a significant impact on its consolidated financial statements.

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS No. 131 also requires entity-wide disclosure about products and services an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this standard in fiscal year ending January 31, 1999.

YEAR 2000 MATTERS

          The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Consequently, in the year 2000, such systems may be unable to accurately process certain date-based information. The Company can potentially be affected by this issue through the internal computer applications on which it relies. The Company is in the process of reviewing all significant third-party applications which it utilizes and obtaining documentation from the manufacturers which certify Year 2000 compliance. The Company is also developing a test plan for internal applications to validate the results of its initial review. Should the Company find any items which are not Year 2000 compliant in the course of its testing, the Company will take the necessary actions to correct the matter. The Company expects that its testing procedures and any required Year 2000 compliance activities will be completed by December 31, 1998. The Company does not anticipate that Year 2000 compliance activities will have a material effect on the Company's business, financial condition or results of operations. However, there can be no assurance that the Company's systems are Year 2000 compliant until the successful completion of its testing procedures. Additionally, there can be no assurance that the systems of other companies on which the Company relies will be Year 2000 compliant which could result in a material adverse effect on the Company's business, financial condition or results of operations.

FORWARD LOOKING STATEMENTS

          Except for the historical information contained herein, this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that involve a number of risks and uncertainties, including the risks described elsewhere in this report and detailed from time to time in the Company's filings with the Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

          The directors and executive officers of the Company are as follows:

NAME                                   AGE              POSITION

George Feldenkreis(1)................. 63       Chairman of the Board and Chief
                                                Executive Officer
Oscar Feldenkreis..................... 38       President, Chief Operating
                                                Officer and Director
Joseph Roisman........................ 52       Executive Vice President
Fanny Hanono.......................... 37       Secretary-Treasurer
Ronald L. Buch........................ 62       Director
Gary Dix(1)........................... 50       Director
Salomon Hanono........................ 48       Director
Richard W. McEwen(2).................. 77       Director
Leonard Miller(1)(2).................. 68       Director
------------------

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

          Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons from whom no Forms 5 were required, the Company believes that, with respect to Fiscal 1998, its executive officers, directors and greater than ten percent beneficial owners complied with all such filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

          The following compensation table sets forth, for Fiscal 1996, Fiscal 1997 and Fiscal 1998, the cash and certain other compensation paid by the Company to the Company's Chief Executive Officer ("CEO") and such other executive officers whose annual salary and bonus exceeded $100,000 during Fiscal 1998 (together with the CEO, collectively, the "Named Executive Officers"):

                                                                  LONG-TERM
                                  ANNUAL COMPENSATION        COMPENSATION AWARDS
                              ----------------------------   -------------------
                                                                 SECURITIES
                                                                 UNDERLYING   ALL OTHER
                               FISCAL   SALARY       BONUS       OPTION/SARS  COMPENSATION

NAME AND PRINCIPAL POSITION     YEAR       ($)         ($)           (#)       ($)(1)
---------------------------    ----      -------     -------       -------    --------
George Feldenkreis               1998     125,000     100,000        --         4,750
    Chairman and CEO             1997     120,000      50,000        --           500
                                 1996     120,000        --          --         1,970

Oscar Feldenkreis                1998     350,000     460,000        --         4,750
    President and Chief          1997     350,000     450,000        --           500
    Operating Officer            1996     350,000     200,000        --         2,634

Richard L. Dunn                  1998     155,000       9,000        --         2,500
    Vice President, Finance and  1997     145,000      10,000        --           500
    Chief Financial Officer(2)   1996     132,692      10,000        --         2,269

Joseph Roisman                   1998     147,000      21,000        --         4,750
    Executive Vice President     1997     140,000      10,000        --           500
                                 1996     116,000      10,000        --         2,179

-------------------

(1) The dollar amount represents Company contributions for the Named Executive Officer of the Company's 401(K) plan.

(2)     Mr. Dunn resigned as an executive officer of the Company in April 1998.

EMPLOYMENT AGREEMENTS

        The Company is party to an employment agreement with Oscar Feldenkreis, the Company's President and Chief Operating Officer, which expires in May 1998, and is subject to annual renewal. The employment agreement currently provides for an annual salary of $350,000, subject to annual cost-of-living increases, and an annual bonus as may be determined by the Compensation Committee in its discretion, up to a maximum of $500,000. The employment agreement requires Mr. Feldenkreis to devote his full-time to the affairs of the Company. Upon termination of the employment agreement by reason of the employee's death or disability, Mr. Feldenkreis or his estate will receive a lump sum payment equal to one year's salary plus a bonus as may be determined by the Compensation Committee in its discretion. The employment agreement also prohibits Mr. Feldenkreis from directly or indirectly competing with the Company for one year after termination of his employment for any reason except the Company's termination of Mr. Feldenkreis without Cause.

        The Company is also party to an employment agreement with George Feldenkreis, the Company's Chairman of the Board and Chief Executive Officer, expiring in May 1998, and is subject to annual renewal. The employment agreement currently provides for an annual salary of $125,000, subject to annual cost-of-living increases, and an annual bonus as may be determined by the Compensation Committee in its discretion, up to a maximum of $250,000. Pursuant to his employment agreement, Mr. Feldenkreis devotes a majority of his working time to the affairs of the Company. George Feldenkreis' employment agreement contains termination and non-competition provisions similar to those set forth in Oscar Feldenkreis' agreement.

OPTION GRANTS IN LAST FISCAL YEAR

        The Company did not grant stock options during Fiscal 1998 to any of the Named Executive Officers.

STOCK OPTIONS HELD AT END OF FISCAL 1998

        The following table indicates the total number and value of exercisable and unexercisable stock options held by each of the Named Executive Officers as of January 31, 1998. No options to purchase stock were exercised by any of the Named Executive Officers in Fiscal 1998.

                                      NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                               UNDERLYING UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
                                     AT FISCAL YEAR-END(#)           AT FISCAL YEAR-END
                               ------------------------------       --------------------
NAME                           EXERCISABLE   UNEXERCISABLE     EXERCISABLE(1)   UNEXERCISABLE
----                           ----------    ------------      -------------    -------------
Oscar Feldenkreis                45,000           0              $467,100         $    0
Richard L. Dunn                  37,500           0               389,250              0
Joseph Roisman                   11,250           0               116,775              0

-------------------
(1) Based on the Nasdaq National Market last sales price for the Company's Common Stock on January 30, 1998 in the amount of $10.38 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        None.

COMPENSATION OF DIRECTORS

        During Fiscal 1998, non-employee directors, with the exception of Salomon Hanono, were compensated at the rate of $1,500 per quarter and $500 for meetings of the Board of Directors or any committee thereof attended during a quarter, up to a maximum of $8,000 per annum. Directors are reimbursed for travel and lodging expenses in connection with their attendance at meetings. Mr. Hanono receives no cash compensation for his services as a director. Directors are also entitled to receive options under the Company's 1993 Stock Option Plan and Directors' Stock Option Plan (the "Directors' Plan"). No such options were granted during Fiscal 1998. As of January 31, 1998, the following options were outstanding under the Directors' Plan:


                              NUMBER OF          EXERCISE         EXPIRATION
NAME OF OPTIONEE               SHARES             PRICE              DATE
-----------------             ---------          --------        ------------
Gary Dix                        11,250             $8.00         June 2, 2000
Richard W. McEwen                7,500             $8.00         June 2, 2000
Leonard Miller                  11,250             $8.00         June 2, 2000
Salomon Hanono                  11,250             $8.00         June 2, 2000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 20, 1998, by (i) each of the shareholders of the Company who is known by the Company to own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group.

NAME AND ADDRESS OF                         NUMBER              % OF CLASS
BENEFICIAL OWNER(1)(2)                     OF SHARES           OUTSTANDING
---------------------                      ---------            ----------
George Feldenkreis(3).................     1,588,653                 23.1
Oscar Feldenkreis(4)..................     1,254,688                 18.1
Fanny Hanono(5).......................       400,358                  5.8
Salomon Hanono(5)(6)..................       411,608                  6.0
Carfel, Inc(7)........................       361,525                  5.3
Richard L. Dunn(8)....................        37,500                    *
Joseph Roisman(9).....................        12,750                    *
Ronald Buch...........................           750                    *
Gary Dix(10)..........................        16,800                    *
Richard W. McEwen(11).................         9,750                    *
Leonard Miller(12)....................        50,250                    *
FMR Corporation
   82 Devonshire Street
   Boston, Massachusetts 02109(13)....       653,400                  9.5
The Kaufmann Funds, Inc.
   140 East 45th Street, 43rd Floor
   New York, New York 10017(14).......       450,000                  6.5
All directors and executive
   officers as a group
   (ten persons)(15)..................     3,211,949                 45.8

---------------------------
*       Less than 1%.

(1) Except as otherwise indicated, the address of each beneficial owner is c/o the Company 3000 N.W. 107th Avenue, Miami, Florida 33172.

(2) Except as otherwise indicated, the Company believes that all beneficial owners named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Represents (a) 1,141,728 shares of Common Stock held by George Feldenkreis, (b) 361,525 shares of Common Stock held by Carfel, of which company Mr. Feldenkreis is a director, executive officer and principal shareholder and (c) 85,400 shares of Common Stock held by a charitable foundation of which George Feldenkreis, Oscar Feldenkreis and Fanny Hanono are each directors and officers (the "Foundation").

(4) Represents (a) 1,122,288 shares of Common Stock held by a limited partnership of which Oscar Feldenkreis is the sole shareholder of the general partner and the sole limited partner, (b) 2,000 shares of Common Stock held by Mr. Feldenkreis directly, (c) 45,000 shares of Common Stock issuable upon the exercise of stock options held by Oscar Feldenkreis and (d) 85,400 shares held by the Foundation.

(5) Represents (a) 314,958 shares of Common Stock held by a limited partnership of which Fanny Hanono is the sole shareholder of the general partner and the sole limited partner and (b) 85,400 shares held by the Foundation. Fanny Hanono and Salomon Hanono are husband and wife.

(6) Also includes 11,250 shares of Common Stock issuable upon the exercise of stock options held by Mr. Hanono.

(7) The shares of Common Stock held by Carfel are pledged to a bank to secure Carfel's credit facility.

(8) Represents 37,500 shares of Common Stock issuable upon the exercise of stock options held by Mr. Dunn. Mr. Dunn resigned as an executive officer of Supreme in April 1998.

(9) Represents (a) 1,500 shares of Common Stock held by Mr. Roisman and (b) 11,250 shares of Common Stock issuable upon the exercise of stock options held by Mr. Roisman.

(10) Represents (a) 3,000 shares of Common Stock held by Mr. Dix, (b) 1,800 shares of Common Stock held in trust for his children, (c) 750 shares held in an individual retirement account and (d) 11,250 shares of Common Stock issuable upon the exercise of stock options held by Mr. Dix.

(11) Represents (a) 2,250 shares of Common Stock held by Mr. McEwen and (b) 7,500 shares of Common Stock issuable upon the exercise of stock options held by Mr. McEwen.

(12) Represents (a) 39,000 shares of Common Stock held by Mr. Miller and (b) 11,250 shares of Common Stock issuable upon the exercise of stock options held by Mr. Miller.

(13) Based solely on information contained in amendment to Schedule 13G dated December 30, 1997 filed with the Commission. 330,000 of these shares of Common Stock are owned by Fidelity Capital Appreciation Fund, a wholly-owned subsidiary of FMR Corporation.

(14) Based solely on information contained in Schedule 13G dated December 31, 1996 filed with the Commission.

(15) Includes the shares of Common Stock and options to purchase shares of Common Stock described in Notes (3) through (6) and (8) through (12).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See "Item 2. Properties" with respect to certain facilities leased by the Company from George Feldenkreis and his affiliates.

         In January 1995, the Company entered into a license agreement (the "License Agreement") with Isaco International, Inc. ("Isaco"), pursuant to which Isaco was granted an exclusive license to use the Natural Issue/Registered Trademark/ brand name in the United States, its territories and possessions and Puerto Rico to market a line of mens' underwear and loungewear. The License Agreement provided for a guaranteed minimum royalty of $112,500 through May 31, 1997 (with increasing amounts in succeeding years) and expires on May 31, 1998. Royalty income earned from the License Agreement amounted to approximately $287,000 for Fiscal 1998. The principal shareholder of Isaco is Isaac Zelcer, who is Oscar Feldenkreis' father-in-law. The Company believes that the License Agreement is on terms at least as favorable as the Company could secure from a non-affiliated third party.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)    Documents filed as part of this report:

    (1)  Consolidated Financial Statements.

         The following Consolidated Financial Statements of Supreme International Corporation and subsidiaries are included in Part II,
         Item 8:

                                                                     PAGE
                                                                     -----
         Independent Auditors' Report                                 F-1

         Consolidated Balance Sheets as of
         January 31, 1998 and 1997                                    F-2

         Consolidated Statements of Income
         for each of the three years in the period
         ended January 31, 1998                                       F-3

         Consolidated Statements of Changes in
         Stockholders' Equity for each of the three
         years in the period ended January 31, 1998                   F-4

         Consolidated Statements of Cash Flows
         for each of the three years in the
         period ended January 31, 1998                                F-5

         Notes to Consolidated Financial Statements                   F-6

    (2)  Consolidated Financial Statement Schedules.

         All schedules for which provision is made in applicable regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the required information has been included in the Consolidated Financial Statements and therefore such schedules have been omitted.

    (3)  Exhibits.

         EXHIBIT    DESCRIPTION OF EXHIBIT

         3.1    Registrant's Amended and Restated Articles of
                Incorporation (1)
         3.2    Registrant's Amended and Restated Bylaws (1)
         4.1    Form of Common Stock Certificate (1)

         10.3 Form of Indemnification Agreement between the Registrant and each of the Registrant's Directors and Officers (1)
         10.6 Business Lease dated October 4, 1990, between George Feldenkreis and the Registrant relating to office facilities (1)
         10.7 Business Lease dated May 1, 1993, between George Feldenkreis and the Registrant relating to warehouse facilities (1)
         10.9   1993 Stock Option Plan (1)(2)
         10.10  Directors Stock Option Plan (1)(2)
         10.15 Loan and Security Agreement dated as of October 5, 1994 between the Registrant and NationsBank of Georgia, N.A. (3)
         10.16 First Amendment to Loan and Security Agreement dated as of August 19, 1995, between the Registrant and Nations Bank of Georgia, N.A. (4)
         10.17 Amendment to Business Lease between George Feldenkreis and the Registrant relating to office facilities (4)
         10.18 Revocable Credit Facility Agreement dated May 26, 1995 between the Registrant and Hamilton Bank, N.A. (4)
         10.19 Revolving Line of Credit Agreement dated June 23, 1995 between the Registrant and Ocean Bank (4)
         10.20  Profit Sharing Plan (2)(4)
         10.21  Amended and Restated Employment Agreement between
                the Registrant and George Feldenkreis(2)(4)
         10.22  Amended and Restated Employment Agreement between
                the Registrant and Oscar Feldenkreis (2)(4)
         10.23 Business Lease dated December 26, 1995, between George Feldenkreis and the Registrant relating to office facilities (5)
         10.24 Lease Agreement [Land] dated as of August 28, 1997 between SUP Joint Venture, as Lessor and Registrant, as Lessee (6)
         10.25 Lease Agreement [Building] dated as of August 28, 1997, between SUP Joint Venture, as Lessor and Registrant, as Lessee (6)
         10.26 Amended and Restated Loan and Security Agreement dated as of March 31, 1998 (6)
         22.1   Subsidiaries of Registrant (3)
         23.2   Consent of Deloitte & Touche LLP (6)
         27.1   Financial Data Schedule (SEC use only) (6)

---------------

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

         None.

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

                                            SUPREME INTERNATIONAL CORPORATION

                                            By: /s/ GEORGE FELDENKREIS
                                                ----------------------
                                            George Feldenkreis, Chairman of the
                                            Board and Chief Executive Officer

Dated:  April 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

      SIGNATURES                        TITLE                          DATE
      ----------                        -----                          ----
/s/ GEORGE FELDENKREIS        Chairman of the Board and          April 30, 1998
-------------------------       Chief Executive Officer
George Feldenkreis            (principal executive, financial
                                and accounting officer)

/s/ OSCAR FELDENKREIS         President, Chief Operating         April 30, 1998
-------------------------       Officer and Director
Oscar Feldenkreis

/s/ RONALD BUCH               Director                           April 30, 1998
-------------------------
Ronald Buch

/s/ GARY DIX                  Director                           April 30, 1998
-------------------------
Gary Dix

/s/ SALOMON HANONO            Director                           April 30, 1998
-------------------------
Salomon Hanono

/s/ RICHARD MCEWEN            Director                           April 30, 1998
-------------------------
Richard McEwen

/s/ LEONARD MILLER            Director                           April 30, 1998
-------------------------
Leonard Miller

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Supreme International Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheets of Supreme International Corporation and subsidiaries (the "Company") as of January 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Miami, Florida

April 10, 1998

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 1998 AND 1997


                                                                        1998          1997
ASSETS
CURRENT ASSETS:
 Cash                                                              $  1,010,256   $   755,798
 Accounts receivable, Net                                            35,502,607    28,807,236
 Inventories                                                         35,799,388    32,200,522
 Deferred income taxes                                                  872,000       668,658
 Other current assets                                                 2,253,328     1,525,695
                                                                   ------------  ------------

        Total current assets                                         75,437,579    63,957,909

PROPERTY AND EQUIPMENT, Net                                           4,899,656     2,138,088

INTANGIBLE ASSETS, Net                                               19,716,064    19,858,692

OTHER                                                                 1,313,747     2,203,601
                                                                   ------------  ------------

TOTAL                                                              $101,367,046   $ 88,158,290
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                 $   4,048,325   $ 5,584,924
 Accrued expenses                                                     1,692,225     2,063,040
 Borrowings under credit facilities                                   3,000,000     6,812,629
 Current portion of long-term debt                                            -    25,136,801
 Other current liabilities                                              813,477       785,422
                                                                 -------------- -------------

        Total current liabilities                                     9,554,027    40,382,816
                                                                  -------------  ------------

LONG-TERM DEBT                                                       36,658,174           -
                                                                   ------------  ------------
        Total liabilities                                            46,212,201    40,382,816
                                                                   ------------  ------------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:

 Preferred stock - $.01 par value; 1,000,000 shares
  authorized; no shares issued or outstanding                                -             -
 Common stock - $.01 par value; 15,000,000 shares
  authorized; 6,555,681 and 6,529,431 shares issued and
  outstanding as of January 31, 1998 and 1997, respectively              65,556        65,295
 Additional paid-in capital                                          27,598,618    27,397,670
 Retained earnings                                                   27,490,671    20,312,509
                                                                    -----------   -----------

        Total stockholders' equity                                   55,154,845    47,775,474
                                                                    -----------   -----------

TOTAL                                                              $ 101,367,046 $ 88,158,290
                                                                    ============  ===========


See Notes to consolidated financial statements

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1998



                                                       1998          1997           1996

NET SALES                                         $190,689,212  $157,372,796  $121,838,493

COST OF SALES                                      145,991,132   122,045,614    92,144,575
                                                  ------------  ------------  ------------
GROSS PROFIT                                        44,698,080    35,327,182    29,693,918

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                           31,853,565    24,221,853    20,360,835
                                                   -----------  ------------  ------------

OPERATING INCOME                                    12,844,515    11,105,329     9,333,083

INTEREST EXPENSE                                     2,781,509     1,664,392     2,223,869
                                                  ------------   -----------  ------------

INCOME BEFORE INCOME TAXES                          10,063,006     9,440,937     7,109,214

PROVISION FOR INCOME TAXES                           2,884,844     3,596,918     2,685,663
                                                  ------------  ------------  -----------

NET INCOME                                        $  7,178,162   $ 5,844,019  $  4,423,551
                                                  ============   ===========   ===========
NET INCOME PER SHARE:
  Basic                                           $       1.10   $       .89  $        .76
                                                  ============   ===========   ===========
  Diluted                                         $       1.08   $       .89  $        .75
                                                  ============   ===========   ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
    Basic                                         $  6,540,604   $ 6,534,446  $  5,800,000
                                                  ============   ===========   ===========
    Diluted                                       $  6,665,635   $ 6,595,147  $  5,874,470
                                                  ============   ===========   ===========



See Notes to consolidated financial statements.

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1998



                                     COMMON STOCK          ADDITIONAL
                                ----------------------      PAID-IN        RETAINED
                                SHARES          AMOUNT      CAPITAL        EARNINGS        TOTAL

BALANCE, JANUARY 31, 1995      5,300,000    $   53,000    $11,918,064   $10,044,939    $22,016,003

Sale of common stock, net      1,500,000        15,000     17,378,530          -        17,393,530

Net income                         -              -            -          4,423,551      4,423,551
                               ---------    ----------    -----------    ----------    -----------

BALANCE, JANUARY 31, 1996      6,800,000        68,000     29,296,594    14,468,490     43,833,084

Purchase of treasury stock,
   at cost                      (278,069)       (2,780)    (1,947,599)         -        (1,950,379)

Exercise of stock options          7,500            75         48,675          -            48,750

Net income                           -              -            -        5,844,019      5,844,019
                               ---------    ----------    -----------    ----------    -----------

BALANCE, JANUARY 31, 1997      6,529,431        65,295     27,397,670    20,312,509     47,775,474

Exercise of stock options         26,250           261        200,948          -           201,209

Net income                          -              -             -        7,178,162      7,178,162
                               ---------    ----------    -----------    ----------    -----------

BALANCE, JANUARY 31, 1998      6,555,681    $   65,556   $ 27,598,618   $27,490,671    $55,154,845
                               =========    ==========   ============   ===========    ===========



See Notes to consolidated financial statements.

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1998



                                                                          1998                1997                 1996
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                           $  7,178,162        $  5,844,019        $  4,423,551
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                                       1,748,006           1,147,091             724,955
    Loss on sale and abandonment of property                              187,692             257,221                --
    (Increase) decrease in deferred taxes                                (203,342)            159,655            (228,313)
    Changes in operating assets and liabilities
    (net of effects of acquisitions):
      Accounts receivable, net                                         (6,695,371)         (8,951,318)          3,170,857
      Inventories                                                      (3,598,866)            293,527            (200,269)
      Other current assets                                               (727,633)           (359,942)           (269,584)
      Other assets                                                        889,854          (1,915,477)            (12,604)
      Accounts payable and accrued expenses                            (1,907,414)          4,835,234          (2,174,659)
      Other current liabilities                                            28,055             563,756            (131,184)
                                                                     ------------        ------------        ------------

          Net cash (used in) provided by operating activities          (3,100,857)          1,873,766           5,302,750
                                                                     ------------        ------------        ------------
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                     (3,828,142)         (1,058,061)         (1,308,535)
Proceeds from sale of property and equipment                               32,102             164,545                --
Payment on purchase of intangible assets                                 (758,598)           (137,027)           (183,138)
Payment for Jolem Imports, Inc.                                              --            (3,657,435)               --
Payment for Munsingwear, Inc.'s assets                                       --           (19,768,380)               --
                                                                     ------------        ------------        ------------

          Net cash used in investing activities                        (4,554,638)        (24,456,358)         (1,491,673)
                                                                     ------------        ------------        ------------

CASH FLOW FROM FINANCING ACTIVITIES:
Net (decrease) increase in borrowings under credit
   facilities                                                          (3,812,629)          6,812,629          (4,943,575)
Proceeds from long-term debt                                           48,653,294          60,288,097          41,357,933
Payments on long-term debt                                            (37,131,921)        (42,119,240)        (57,702,058)
Proceeds from the issuance of common stock                                   --                  --            17,393,530
Purchase of treasury stock                                                   --            (1,950,379)               --
Proceeds from exercise of stock options                                   201,209              48,750                --
                                                                     ------------        ------------        ------------

           Net cash provided by (used in) financing activities          7,909,953          23,079,857          (3,894,170)
                                                                     ------------        ------------        ------------
NET INCREASE (DECREASE) IN CASH                                           254,458             497,265             (83,093)

CASH AT BEGINNING OF YEAR                                                 755,798             258,533             341,626
                                                                     ------------        ------------        ------------

CASH AT END OF YEAR                                                  $  1,010,256        $    755,798        $    258,533
                                                                     ============        ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:

    Interest                                                         $  2,820,016        $  1,433,403        $  2,306,659
                                                                     ============        ============        ============
    Income taxes                                                     $  3,174,807        $  3,394,466        $  3,285,250
                                                                     ============        ============        ============

See Notes to consolidated financial statements.

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1998


1.   GENERAL

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of the Company's significant accounting policies:

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Supreme International Corporation and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of accounts receivable and accounts payable approximates fair value due to their short-term nature. The carrying amount of debt and credit facilities approximate fair value due to their stated interest rate approximating a market rate. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

     INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out basis) or market. Costs consists of the purchase price, customs, duties, freight, insurance, and commissions to buying agents.

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

     INTANGIBLE ASSETS - Intangible assets primarily represent costs capitalized in connection with the acquisition, registration and maintenance of brand names and license rights. Intangibles are amortized over their estimated useful lives which range from three to twenty years. As of January 31, 1998 and 1997 accumulated amortization related to intangible assets amounted to $1,608,588 and $707,362, respectively.

     LONG LIVED-ASSETS - Management reviews long-lived assets, including identifiable intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning future conditions. At January 31, 1998, there were no impaired assets.

     REVENUE RECOGNITION - Sales are recognized upon shipment, returns for defective goods are netted against sales, and an allowance is provided for estimated returns. Sales to any one customer exceeding ten percent amounted to $21,648,468 (11%) and $20,630,689 (11%) for the year ended January 31,
     1998; $23,490,000 (15%), $18,350,000 (12%) and $17,670,000 (11%) for the
     year ended January 31, 1997; $22,020,000 (18%), $14,250,000 (12%) and
     $12,280,000 (10%) for the year ended January 31, 1996. The Company does not believe that these concentration of sales and credit risk represent a material risk of loss with respect to its financial position as of January 31, 1998.

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

     NET INCOME PER SHARE - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), EARNINGS PER SHARE, which changes the method of calculating earnings per share. SFAS No. 128 requires the presentation of "basic" net income per share and "diluted" net income per share on the face of the income statement. Basic net income per share is computed by dividing net income by the weighted average shares of outstanding common stock. The calculation of diluted net income per share is similar to basic earnings per share except that the denominator includes dilutive potential common stock. The dilutive potential common stock included in the Company's computation of diluted net income per share includes the effects of the stock options and warrants described in Note 11, as determined using the treasury stock method. SFAS No. 128 was effective for financial statements for periods ending after December 15, 1997. The Company adopted SFAS No. 128 in the fourth quarter of fiscal 1998 and restated its net income per share for prior periods presented to give effect to SFAS No. 128.

     STOCK SPLIT - On July 21, 1997, the Company's Board of Directors declared a 3 for 2 stock split in the form of a stock dividend. The accompanying financial statements reflect the stock split as if it had occurred as of the earliest period being presented.

     ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company has chosen to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations. As required by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has presented certain pro forma and other disclosures related to stock-based compensation plans.

     RECLASSIFICATIONS - Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

     NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires that all components of comprehensive income be reported on one of the following: (1) the statement of income; (2) the statement of changes in stockholders' equity, or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by stockholders (changes in paid-in capital) and distributions to stockholders (dividends). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this standard in fiscal year ending January 31, 1999. The Company does not believe that the adoption of this statement will have a significant impact on its consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS No. 131 also requires entity-wide disclosure about products and services an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this standard in fiscal year ending January 31, 1999.

3.   ACQUISITIONS

     MUNSINGWEAR ACQUISITION - On September 6, 1996, the Company acquired certain assets of Munsingwear, Inc. ("Munsingwear"), a manufacturer of men's casual apparel, for approximately $18,400,000. The assets acquired consisted of brand names including GRAND SLAM /Registered trademark/, GRAND

     SLAM TOUR /Registered trademark/, PENGUIN SPORT /Registered trademark/, and other intangible assets. The purchase price amounted to approximately $19,800,000, which included $1,400,000 of transaction costs, and was primarily allocated to working capital and intangible assets as follows: inventories $300,000; accounts receivable $300,000; and brand names $19,200,000. The acquisition was accounted for under the purchase method of accounting and was financed with borrowings from the revolving credit agreement (see Note 8).

     JOLEM ACQUISITION - On May 6, 1996, the Company acquired all of the assets of Jolem Imports, Inc. ("Jolem"), a Miami based manufacturer of men's and boy's casual apparel. The purchase price amounted to approximately $3,700,000, and was primarily allocated to working capital and intangible assets as follows: inventories $1,800,000; accounts receivable $1,500,000; and brand names $400,000. The acquisition was accounted for under the purchase method of accounting.

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


                                                                   PRO FORMA YEAR ENDED
                                                          JANUARY 31, 1997      JANUARY 31, 1996
        Net sales                                            $185,226,000        $167,996,000
        Net income                                              6,614,000           5,578,000
        Net income per share:
          Basic                                                      1.01                 .96
          Diluted                                                    1.00                 .95

4.   ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following as of January 31:


                                                                        1998            1997
        Trade accounts                                              $37,499,297    $29,924,228
        Royalties and other receivables                               2,217,338        803,573
                                                                    -----------    -----------
        Total                                                        39,716,635     30,727,801
        Less:  Allowance for doubtful accounts                          609,874        250,000
               Allowance for sales returns and other chargebacks      3,604,154      1,670,565
                                                                    -----------    -----------
        Total                                                       $35,502,607    $28,807,236
                                                                    ===========    ===========

     The activity for the allowance accounts are as follows:


                                                       1998           1997           1996
       Allowance for doubtful accounts:
         Beginning balance                         $  250,000     $   242,792    $  627,108
         Provision                                    799,129         135,854       362,007
         Write-offs, net of recoveries               (439,255)       (128,646)     (746,323)
                                                   ----------     -----------    ----------
         Ending balance                            $  609,874     $   250,000    $  242,792
                                                   ===========    ===========    ==========
         Beginning balance                         $ 1,670,565    $   567,014    $  189,997
         Provision                                  13,047,822      9,057,342     7,790,650
         Actual returns and other chargebacks      (11,114,233)    (7,953,791)   (7,413,633)
                                                   -----------    ------------   ----------

         Ending balance                            $ 3,604,154    $ 1,670,565    $  567,014
                                                   ===========    ===========    ==========


     The Company carries accounts receivable at the amount it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated.

5.   INVENTORIES

     Inventories consist of the following as of January 31:


                                                                        1998            1997
        Finished goods                                             $ 31,972,723   $ 27,445,635
        Raw materials and in process                                  1,204,841      3,629,940
        Merchandise in transit                                        2,621,824      1,124,947
                                                                  -------------  -------------
        Total                                                      $ 35,799,388   $ 32,200,522
                                                                   ============   ============


6.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of January 31:


                                                                        1998            1997
        Furniture, fixtures and equipment                         $   5,723,557  $   3,250,373
        Vehicles                                                        309,955        321,553
        Leasehold improvements                                        1,617,288        775,292
                                                                 -------------- --------------
                                                                      7,650,800      4,347,218
        Less:  accumulated depreciation and amortization             (2,751,144)    (2,209,130)
                                                                  --------------    ----------

        Total                                                     $   4,899,656  $   2,138,088
                                                                  =============  =============

7.   BORROWINGS UNDER LETTER OF CREDIT FACILITIES

     The Company has a $45 million facility which provides up to $35 million to issue sight letters of credit including a sub-limit of $2 million to issue time letters of credit up to 120 days. In addition, the facility has a $10 million sub-limit for refinancing of sight letters of credit for a period of up to 120 days. The facility is secured by the consignment of merchandise in transit under each letter of credit. Indebtedness under this facility bears interest at variable rates substantially equal to the lenders' prime rate minus 1.0% per annum (7.5 % as of January 31, 1998). Amounts outstanding under the $10 million sub-limit are secured by a secondary interest in the Company's accounts receivable and inventories.

     The Company has two additional letter of credit facilities which provide for borrowings of up to $15 million to issue sight letters of credit. The facilities are secured by the consignment of the merchandise in transit under each letter of credit.


                                                                  1998             1997
     Total letter of credit facilities                       $60,000,000       $33,000,000
     Borrowings                                               (3,000,000)       (6,812,629)
     Outstanding letters of credit                           (26,673,016)      (16,978,246)
                                                             -----------       -----------

     Available                                               $30,326,984       $ 9,209,115
                                                             ===========       ===========


8.   LONG-TERM DEBT

     The Company entered into a revolving credit agreement in March 1998 with a commercial bank giving it the right to borrow $55 million or a portion thereof for its general corporate purposes. This revolving credit agreement expires in April 2001 and replaced the previous revolving credit agreement which expired in October 1997. Borrowings are limited under the terms of a borrowing base calculation which generally restricts the outstanding balance to 85% of eligible receivables plus 50% of eligible inventories, as defined. Interest on borrowings is variable, based upon the Company's option of selecting a LIBOR plus 1.5% or the bank's prime rate. Interest of 7.4% was being charged as of January 31, 1998. The agreement contains certain covenants, the most restrictive of which require the Company to maintain certain financial and net worth ratios. In addition, the agreement restricts the payment of dividends. The agreements are secured by the Company's assets. The outstanding balance under these revolving credit agreements as of January 31, 1998 and 1997 amounted to $36,658,174 and $25,136,801, respectively.

9.   INCOME TAXES

     The income tax provision consists of the following for each of the years ended January 31:


                                                          1998            1997             1996
        Current income taxes:
         Federal                                    $   2,780,815   $   2,910,509    $   2,510,684
         State                                            307,371         526,754          403,292
                                                    -------------   -------------    -------------

        Total                                           3,088,186       3,437,263        2,913,976

        Deferred income taxes:
         Federal and state                               (203,342)        159,655         (228,313)
                                                    -------------   -------------    -------------

        Total                                       $   2,884,844   $   3,596,918    $   2,685,663
                                                    =============   =============    =============


     The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate for each of the years ended January 31:

                                                                         1998     1997     1996

        Statutory federal income tax rate                                35.0%    35.0%    35.0%

        Increase (decrease) resulting from:
         State income taxes, net of
          federal income tax benefit                                      2.1      3.9      3.3
         Benefit of graduated rate                                       (1.0)    (1.0)    (1.0)
         Reversal of certain income tax
            reserves                                                     (5.0)      -        -
         Other                                                           (2.4)     0.2      0.5
                                                                         ----     ----     ----
        Total                                                            28.7%    38.1%    37.8%
                                                                         ====     ====     ====

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows as of January 31:


                                                             1998            1997
        Deferred income tax assets:
         Inventories                                     $    642,944   $    589,770
         Accounts receivable                                  227,468         93,750
         Accrued expenses                                     183,750        233,604
         Other                                                 39,001         44,901
                                                         ------------   ------------

         Deferred income tax assets                         1,093,163        962,025
                                                         ------------   ------------

        Deferred income tax liabilities:
         Intangibles                                          (99,694)      (167,188)
         Other                                               (121,469)      (126,179)
                                                         -------------  -------------

         Deferred income tax assets                          (221,163)      (293,367)
                                                         -------------  -------------

         Net deferred income tax asset                   $    872,000    $   668,658
                                                         ============    ===========


     A valuation allowance for deferred income tax assets is not deemed necessary as the assets are expected to be recovered.

10.  RELATED PARTY TRANSACTIONS

     The Company leases certain office and warehouse space owned by the Company's Chairman of the Board of Directors and Chief Executive Officer under a non-cancelable operating lease arrangement. Rent expense, including taxes, for these leases amounted to $625,000, $600,000 and $506,000 for the years ended January 31, 1998, 1997 and 1996, respectively.

     The Company entered into a license agreement (the "License Agreement") with Isaco International, Inc. ("Isaco"), pursuant to which Isaco was granted an exclusive license to use the Natural Issue/Registered trademark/ brand name in the United States and Puerto Rico to market a line of men's underwear and loungewear. The License Agreement provides for a guaranteed minimum royalty payment to the Company of $137,500 and expires on May 31, 1998. The principal shareholder of Isaco is the father-in-law of the Company's President and Chief Operating Officer. Royalty income earned from the License Agreement amounted to $287,000, $243,000 and $93,000 for the years ended January 31, 1998, 1997 and 1996, respectively.

11.  STOCK OPTIONS AND WARRANTS

     STOCK OPTIONS - The Company adopted a 1993 Stock Option Plan (the "1993 Plan") and a Directors Stock Option Plan (the "Directors Plan") (collectively, the "Stock Option Plans"), under which 450,000 shares of common stock and 150,000 shares of common stock, respectively, are reserved for issuance upon the exercise of the options. The Stock Option Plans are designed to serve as an incentive for attracting and retaining qualified and competent employees, directors, consultants, and independent contractors of the Company. The 1993 Plan provides for the granting of both incentive stock options and nonstatutory stock options. Incentive stock options may only be granted to employees.

     Only non-employee directors are eligible to receive options under the Directors Plan. All matters relating to the Directors Plan are administered by a committee of the Board of Directors consisting of two or more employee directors, including selection of participants, allotment of shares, determination of price and other conditions of purchase, except that the per share exercise price of options granted under the Directors Plan may not be less than the fair market value of the common stock on the date of grant.

     Options can be granted under the 1993 Plan on such terms and at such prices as determined by the Board of Directors, or a committee thereof, except that the per share exercise price of incentive stock options granted under the 1993 Plan may not be less than the fair market value of the common stock on the date of grant, and in the case of an incentive stock option granted to a 10% shareholder, the per share exercise price will not be less than 110% of such fair market value. The aggregate fair market value of the shares covered by incentive stock options granted under the 1993 Plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

     A summary of the stock option activity for options issued under the 1993 Plan and the Directors Plan is as follows for the years ended January 31:


                                                1998                         1997                          1996
                                       --------------------------------------------------------------------------------
                                                       WEIGHTED                    WEIGHTED                    WEIGHTED
                                        NUMBER         AVERAGE       NUMBER         AVERAGE       NUMBER       AVERAGE
                                       OF SHARES   EXERCISE PRICE  OF SHARES     EXERCISE PRICE  OF SHARES  EXERCISE PRICE
                                       --------------------------  ----------------------------  -------------------------
Shares under option at
beginning of year ..............        293,250        $   8.01     218,250        $   7.71      141,000       $   7.57
 Granted .......................         24,000            6.56      90,000            8.87       78,750           8.00
 Exercised .....................        (26,250)           7.73      (7,500)           6.50         --              --
 Cancelled .....................           --               --       (7,500)           6.50       (1,500)          7.70
                                       --------        --------     -------        --------      -------       --------
Shares under option
 at end of year ................        291,000        $   7.92     293,250        $   8.01      218,250       $   7.71
                                       --------        --------     -------        --------      -------       --------
Exercisable at end  of year ....        221,750        $   7.90     192,938        $   8.14      114,938       $   8.06
                                       ========        ========     =======        ========      =======       ========
Weighted-average fair value of
 options granted during the year                       $   5.99                    $   4.97                    $   3.80
                                                       ========                    ========                    ========


     The following table summarizes information about fixed-price stock options outstanding as of January 31, 1998:


                                          OPTIONS OUTSTANDING          OPTION EXCERCISABLE
      ------------------------------------------------------------------------------------------
                                         WEIGHTED
                                         AVERAGE
                          NUMBER        REMAINING     WEIGHTED          NUMBER          WEIGHTED
         RANGE OF      OUTSTANDING     CONTRACTUAL    AVERAGE        EXERCISABLE         AVERAGE
      EXERCISE PRICE   AT 1/31/98         LIFE        EXERCISE       AT 1/31/98         EXERCISE
     -------------------------------------------------------------------------------------------
    $ 6.00 - $ 8.00      180,875         2 years      $  7.20         143,000      $    7.24
      8.01 -  10.00       68,875         1 years         8.49          56,250           8.47
     10.01 -  11.00       41,250         4 years        10.61          22,500          10.64
    --------------------------------------------------------------------------------------------
    $ 6.00 - $11.00      291,000                                      221,750


     As described in Note 2, the Company accounts for stock-based compensation using the provisions of APB No. 25 and related interpretations. No compensation expense has been recognized in the years ended January 31, 1998, 1997 and 1996 as the exercise prices for stock options granted are equal to their fair market value at the time of grant. Had compensation cost for options granted been determined in accordance with the fair value provisions of SFAS 123, the Company's net income and net income per share would have been as follows for the years ended January 31:

                                         1998          1997          1996
        Net income:
         As reported                  $7,178,162    $5,844,019    $4,423,551
                                      ==========    ==========    ==========
         Pro forma                    $7,026,242    $5,710,383    $4,311,772
                                      ==========    ==========    ==========

     Net income per share:
         As reported:
           Basic                         $  1.10        $  .89       $  .76
                                         =======        ======       ======
           Diluted                       $  1.08        $  .89       $  .75
                                         =======        ======       ======

         Pro forma:
           Basic                         $  1.07        $  .87       $  .74
                                         =======        ======       ======
           Diluted                       $  1.05        $  .87       $  .73
                                         =======        ======       ======


     The fair value of options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: a risk-free interest rate of 6.5%; no dividend yield; a volatility factor of 45.9%; and a weighted-average expected life of the options of 5 years.

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

     The pro forma amounts may not be representative of the future effects on reported net income and net income per share that will result from the future granting of stock options, since the pro forma compensation expense is allocated over the periods in which options become exercisable and new option awards are granted each year.

     WARRANTS - In conjunction with the Company's initial public offering in May 1993, the Company granted 180,000 warrants entitling the holders of each warrant to purchase one share of common stock at an exercise price of $9.35 per share. The warrants became exercisable on May 21, 1995 and expire on May 20, 1998. No warrants have been exercised as of January 31, 1998.

12.  COMMITMENTS AND CONTINGENCIES

     The Company has licensing agreements, as licensee, for the use of certain branded and designer labels. The license agreements expire on varying dates through December 31, 2000. Total royalty payments under these license agreements amounted to $330,000, $405,000 and $443,000 for the years ended January 31, 1998, 1997 and 1996, respectively, and were classified as selling, general and administrative expenses.

     The Company is party to an employment agreement with Oscar Feldenkreis, the Company's President and Chief Operating Officer, which expires in May 1998, and is subject to annual renewal. The employment agreement currently provides for an annual salary of $350,000, subject to annual cost-of-living increases, and an annual bonus as may be determined by the Compensation Committee in its discretion, up to a maximum of $500,000. The employment agreement requires Mr. Feldenkreis to devote his full-time to the affairs of the Company. Upon termination of the employment agreement by reason of the employee's death or disability, Mr. Feldenkreis or his estate will receive a lump sum payment equal to one year's salary plus a bonus as may be determined by the Compensation Committee in its discretion. The employment agreement also prohibits Mr. Feldenkreis from directly or indirectly competing with the Company for one year after termination of his employment for any reason except the Company's termination of Mr. Feldenkreis without cause.

     The Company is also party to an employment agreement with George Feldenkreis, the Company's Chairman of the Board and Chief Executive Officer, expiring in May 1998, and is subject to annual renewal. The employment agreement currently provides for an annual salary of $125,000, subject to annual cost-of-living increases, and an annual bonus as may be determined by the Compensation Committee in its discretion, up to a maximum of $250,000. Pursuant to his employment agreement, Mr. Feldenkreis devotes a majority of his working time to the affairs of the Company. George Feldenkreis' employment agreement contains termination and non-competition provisions similar to those set forth in Oscar Feldenkreis' agreement.

     The Company has consolidated its administrative offices and warehouses and distribution facilities into a new 238,000 square foot facility in Miami. The lease has a term of five years, minimum annual rental of approximately $1,000,000 and requires a minimum contingent rental payment at the termination of the lease of $12,325,000. The minimum contingent rental payment is not required if, at the Company's option, the lease is renewed after the five year term.

     Minimum aggregate annual commitments for all of the Company's noncancelable operating lease commitments, including the related party leases described in Note 10 and the minimum contingent rental payment described above, are as follows.

        YEAR ENDING
        JANUARY 31,
        1999                         $    1,490,500
        2000                              1,335,000
        2001                              1,323,300
        2002                              1,206,200
        2003                             13,154,500
        2004 and thereafter                 372,100
                                      -------------
        Total                         $  18,881,600
                                      =============

     Rent expense for these leases, including the related party rent payments discussed in Note 10, amounted to $1,460,000, $1,078,000, and $825,000 for the fiscal years ended January 31, 1998, 1997 and 1996, respectively.

     On March 4, 1998, the Company purchased certain land adjacent to the building it occupies. The purchase price of $1,030,000 was financed with borrowings from the revolving credit agreement (see Note 8).

     The Company guarantees up to $600,000 of letters of credit of an unaffiliated entity.

     The Company is subject to claims and suits against it, as well as the initiator of claims and suits against others, in the ordinary course of its business, including claims arising from the use of its trademarks. The Company does not believe that the resolution of any pending claims will have a material adverse affect on its financial position, results of operations or cash flows.

13.   SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

         (000'S OMITTED EXCEPT PER SHARE DATA)

        FISCAL YEAR ENDED JANUARY 31, 1998   1Q          2Q          3Q        4Q         TOTAL
        Net sales                        $ 48,841    $42,037    $ 54,550    $45,261     $190,689
        Gross profit                       11,840      9,487      11,590     11,781       44,698
        Net income                          2,149        826       2,411      1,792        7,178
        Net income per share:
          Basic                          $   0.33    $  0.13    $   0.37    $  0.27     $   1.10
          Diluted                        $   0.33    $  0.12    $   0.36    $  0.27     $   1.08

    FISCAL YEAR ENDED JANUARY 31, 1997       1Q          2Q          3Q        4Q         TOTAL

        Net sales                        $ 37,807    $31,159    $ 46,746    $41,661     $157,373
        Gross profit                        8,644      6,754      10,711      9,218       35,327
        Net income                          1,615        689       1,974      1,566        5,844
        Net income per share:
          Basic (1)                      $   0.25    $  0.11    $   0.30    $  0.24     $   0.89
          Diluted                        $   0.25    $  0.10    $   0.30    $  0.24     $   0.89

    FISCAL YEAR ENDED JANUARY 31, 1996       1Q          2Q          3Q        4Q         TOTAL

        Net sales                        $ 35,090    $25,358    $ 35,506    $25,884     $121,838
        Gross profit                        8,703      6,595       8,757      5,639       29,694
        Net income                          1,595      1,024       1,505        300        4,424
        Net income per share:
          Basic (1)                      $   0.29    $  0.18    $   0.27    $  0.04     $   0.76
          Diluted (1)                    $   0.28    $  0.18    $   0.26    $  0.04     $   0.75

-------------------
     (1) Total does not equal sum of quarters due to effect of the weighted averaging of shares outstanding.



                                           * * * * * *

                        SUPREME INTERNATIONAL CORPORATION

                                INDEX TO EXHIBITS

                      FILED WITH ANNUAL REPORT ON FORM 10-K

EXHIBIT     DESCRIPTION OF EXHIBIT

10.24 Lease Agreement [Land] dated as of August 28, 1997 between SUP Joint Venture, as Lessor and Registrant, as Lessee

10.25 Lease Agreement [Building] dated as of August 28, 1997, between SUP Joint Venture, as Lessor and Registrant, as Lessee

10.26    Amended and Restated Loan and Security Agreement dated as of March 31,
         1998

23.2     Consent of Deloitte & Touche LLP

27.1     Financial Data Schedule (SEC use only)