Form 10-Q
period 1998-04-30
SUPREME INTERNATIONAL CORP
filed 1998-06-15
CIK 900349

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21764

                        SUPREME INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

           FLORIDA                                 59-1162998
(State or other jurisdiction of                    (IRS Employer Identification
 Incorporation or organization)                              Number)

           3000 N.W. 107 AVENUE
           MIAMI, FLORIDA                          33172
(Address of principle executive offices)           (Zip Code)

Registrant's telephone number, including area code:   (305) 592-2830


Former name, former address and fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X        No __

The number of shares outstanding of the registrant's common stock is 6,708,248 (as of June 5, 1998).

                        SUPREME INTERNATIONAL CORPORATION

                                      INDEX

PART I:  FINANCIAL INFORMATION

ITEM 1:

Consolidated Balance Sheets
         as of April 30, 1998 (Unaudited) and January 31, 1998                1

Consolidated Statements of Operations (Unaudited)
         for the three months ended April 30, 1998 and April 30, 1997         2

Consolidated Statements of Cash Flows (Unaudited)
         for the three months ended April 30, 1998 and April 30, 1997         3

Notes to Consolidated Financial Statements                                    4

ITEM 2:

Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     6


PART II:  OTHER INFORMATION                                                   9

Signature                                                                     10

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                  APRIL 30, 1998             JANUARY 31, 1998
                                                                  --------------             ----------------
                                                                     (UNAUDITED)
ASSETS

CURRENT ASSETS

Cash                                                              $   1,565,559             $       1,010,256
Accounts receivable, Net                                             41,959,784                    35,502,607
Inventories                                                          37,992,812                    35,799,388
Deferred income taxes                                                   872,000                       872,000
Other current assets                                                  2,022,238                     2,253,328
                                                               ------------------        ---------------------
               Total current assets                                  84,412,393                    75,437,579

PROPERTY AND EQUIPMENT, NET                                           6,505,611                     4,899,656

INTANGIBLE ASSETS, NET                                               19,485,566                    19,716,064

OTHER                                                                 1,720,110                     1,313,747
                                                               ------------------        ---------------------

               TOTAL                                              $ 112,123,680             $     101,367,046
                                                               ==================        =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                  $   3,943,049            $       4,048,325
Accrued expenses                                                      1,568,043                    1,692,225
Borrowings under credit facilities                                    8,060,000                    3,000,000
Other current liabilities                                             2,029,105                      813,477
                                                               ------------------        ---------------------
               Total current liabilities                             15,600,197                    9,554,027

LONG TERM DEBT                                                       38,399,518                   36,658,174
                                                               ------------------        ---------------------
               Total liabilities                                     53,999,715                   46,212,201
                                                               ------------------        ---------------------

STOCKHOLDERS' EQUITY:

  Preferred stock - $.01 par value; 1,000,000
  shares authorized; no shares issued or
  outstanding
  Common stock - $.01 par value; 15,000,000                              66,193                       65,556
  shares authorized; 6,619,342 and 6,555,681
  shares issued and outstanding as of
  April 30, 1998 and January 31, 1998, respectively
Additional paid-in-capital                                           27,929,999                   27,598,618
Retained earnings                                                    30,127,773                   27,490,671
                                                               ------------------        ---------------------
               Total stockholders' equity                            58,123,965                   55,154,845
                                                               ------------------        ---------------------

                                       TOTAL                      $ 112,123,680             $    101,367,046
                                                               ==================        =====================

See Notes to consolidated financial statements

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                           THREE MONTHS
                                                                               ENDED

                                                             APRIL 30,                             APRIL 30,
                                                               1998                                  1997
                                                         -----------------                     ----------------
REVENUES:
Net Sales                                                   $  60,085,191                         $ 48,840,713
Royalty Income                                                  1,021,784                            1,122,972
                                                         -----------------                     ----------------
      TOTAL REVENUES                                           61,106,975                           49,963,685

COST OF SALES                                                  45,459,010                           37,000,939
                                                         -----------------                     ----------------

GROSS PROFIT                                                   15,647,965                           12,962,746

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                        10,646,848                            8,763,483
                                                         -----------------                     ----------------

OPERATING INCOME                                                5,001,117                            4,199,263

INTEREST EXPENSE                                                  891,226                              704,455
                                                         -----------------                     ----------------

INCOME BEFORE INCOME
TAX PROVISIONS                                                  4,109,891                            3,494,808

INCOME TAX PROVISIONS                                           1,472,789                            1,346,267
                                                         -----------------                     ----------------

NET INCOME                                                  $   2,637,102                         $  2,148,541
                                                         =================                     ================

NET INCOME PER SHARE:
               BASIC                                        $        0.40                         $       0.33
               DILUTED                                      $        0.39                         $       0.33

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING:
               BASIC                                            6,585,168                            6,530,470
               DILUTED                                          6,760,770                            6,605,345



See Notes to consolidated financial statements.

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          THREE MONTHS
                                                                                             ENDED

                                                                          APRIL 30,                          APRIL 30,
                                                                             1998                               1997
                                                                       -----------------                 -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    2,637,102                         2,148,541
Adjustment to reconcile net income to net cash (used in)
     operating activities:
     Depreciation and amortization                                              492,977                           412,374
     Loss on sale and abandonment of property                                        --                           106,975
     Changes in operating assets and liabilities:
          Accounts receivable, net                                           (6,457,177)                       (5,800,952)
          Inventories                                                        (2,193,424)                       (1,156,125)
          Other current assets                                                  231,090                            12,732
          Other assets                                                         (406,363)                         (258,128)
          Accounts payable and accrued expenses                                (229,458)                        1,786,597
           Other current liabilities                                          1,215,628                          (401,577)
                                                                       -----------------                 -----------------

             Net cash used in operating activities:                          (4,709,625)                       (3,149,563)
                                                                       -----------------                 -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                           (1,831,419)                         (164,914)
Payment on purchase of intangible assets                                        (37,015)                         (157,267)
                                                                       -----------------                 -----------------

             Net cash (used in) investing activities                         (1,868,434)                         (322,181)
                                                                       -----------------                 -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in borrowings under credit facilities                            5,060,000                         2,853,474
Proceeds from long-term debt                                                 59,980,846                        12,553,481
Payments on long-term debt                                                  (58,239,502)                      (11,784,304)
Proceeds from exercise of stock options                                         332,018                            57,500
                                                                       -----------------                 -----------------

             Net cash provided by
             financing activities:                                            7,133,362                         3,680,151
                                                                       -----------------                 -----------------

NET INCREASE IN CASH                                                            555,303                           208,407

CASH AT BEGINNING OF PERIOD                                                   1,010,256                           755,798
                                                                       -----------------                 -----------------

CASH AT END OF PERIOD                                                     $   1,565,559                     $     964,205
                                                                       =================                 =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

     Interest                                                             $     831,583                     $     696,296
     Income taxes                                                         $      69,875                     $      74,577


See Notes to consolidated financial statements.

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1.  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Registrant's Annual Report on Form 10-K for the year ended January 31, 1998. In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim periods presented and all adjustments are of a normal and recurring nature. The results of operations for the three months ended April 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Certain amounts of the prior period have been reclassified to conform to the current periods' presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires that all components of comprehensive income be reported on one of the following: (1) the statement of income; (2) the statement of changes in stockholders' equity, or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by stockholders (changes in paid-in capital) and distribution to stockholders (dividends). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted this statement with no significant impact on its consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS No. 131 also requires entity-wide disclosure about products and services an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this standard for fiscal year ending January 31, 1999.

2. Inventories are stated at lower of cost or market on a first-in first-out basis and consist of:

                                                            APRIL 30, 1998            JANUARY 31, 1998

Finished goods                                                $ 35,283,830           $      31,972,723
Raw materials and in process                                       980,069                   1,204,841
Merchandise in transit                                           1,728,913                   2,621,824
                                                         ------------------       ---------------------
                                                              $ 37,992,812           $      35,799,388
                                                         ==================       =====================

3.    LETTERS OF CREDIT FACILITIES

                                                            APRIL 30, 1998            JANUARY 31, 1998

Total letters of credit facilities                            $ 60,000,000           $      60,000,000
Borrowings                                                      (8,060,000)                 (3,000,000)
Outstanding letters of credit                                  (22,896,084)                (26,673,016)
                                                         ------------------       ---------------------
Total Available                                               $ 29,043,916           $      30,326,984
                                                         ==================       =====================

4.    EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards NO. 128 ("SFAS No. 128"), EARNINGS PER SHARE, which changes the method of calculating earnings per share. SFAS No. 128 requires the presentation of "basic" net income per share and "diluted" net income per share on the face of the income statement. Basic net income per share is computed by dividing net income by the weighted average shares of outstanding common stock. The calculations of diluted net income per share is similar to basic earnings per share except that the denominator includes dilutive potential common stock. The dilutive potential common stock included in the Company's computation of diluted net income per share includes the effects of stock options and warrants, as determined using the treasury stock method. SFAS No. 128 was effective for financial statements for periods ending after December 15, 1997. The Company adopted SFAS No. 128 in the fourth quarter of fiscal 1998 and restated its net income per share for prior periods presented to give effect to SFAS No. 128.

5.    STOCKHOLDERS' EQUITY

     The following is a schedule of the activity in common stock and additional paid-in capital:

                                                    COMMON STOCK                       ADDITIONAL
                                                    ------------                       ----------
                                          SHARES              AMOUNT                PAID-IN CAPITAL
                                          ------              ------                ---------------

Balance, February 1, 1998                6,555,681          $    65,556              $   27,598,618
Exercise of stock options                   63,661                  637                     331,381
                                       -----------       --------------           -----------------
Balance, April 30, 1998                  6,619,342          $    66,193              $   27,929,999
                                       ===========       ==============           =================

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

Supreme International Corporation (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, risk related to fashion trends; the retail industry; reliance on key customers; contract manufacturing; foreign sourcing; imports and export restrictions; competition; seasonality; rapid expansion of business; dependence on key personnel and other factors discussed herein and in the Company's filings with the Securities and Exchange Commission (the "Commission").

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1998 AS COMPARED TO THREE MONTHS ENDED APRIL 30, 1997.

Revenue for the three months ended April 30, 1998 increased $11.1 million or 22.3% to $61.1 million from $50.0 million. The increase in revenue was principally the result of the growth in net sales.

Net sales for three months ended April 30, 1998 increased $11.2 million or 23.0% to $60.0 million from $48.8 million for the three months ended April 30, 1997. Approximately 75 percent of the increase in the current period is attributable to the Munsingwear labels. Net sales were approximately $19.7 million for the Munsingwear label for the quarter ended April 30, 1998, compared with approximately $11.3 million for the comparable period in 1997. The remainder of the increase for the quarter came from increases in other company brands. The increase in brand label sales were partially offset, by a decrease in private label sales.

Within revenues, the Company also reported royalty income of $1.0 million for the quarter ended April 30, 1998 compared to $1.1 million during the same period a year ago. The decline was primarily due to the Company's relationship with a customer which shifted primarily from a license basis to a primarily sales basis.

Cost of sales increased to $45.5 million for the three months ended April 30, 1998 from $37.0 million for the three months ended April 30, 1997, reflecting the increased level of sales. As a percentage of net sales, cost of sales decreased slightly to 75.7% for the three months ended April 30, 1998 from 75.8 percent for the three months ended April 30, 1997. Gross profit was $15.6 million for the three months ended April 30, 1998 as compared to $12.9 million for the three months ended April 30, 1997.

Selling, general and administrative expenses increased $1.9 million or 21.5% from $8.8 million for the three months ended April 30, 1997 to $10.6 million for the three months ended April 30, 1998. As a percentage of net sales, selling, general and administrative expenses were 17.7 percent for the three months ended April 30, 1998 and 17.9 percent for the three months ended April 30, 1997. The increase in selling, general and administrative expenses in absolute dollar terms is primarily attributable to an increase in sales and support services for the growth and anticipated growth in sales volume as well as the costs related to the termination of certain leases relating to the Company's former facilities. The Company believes that it will be able to achieve greater efficiencies in its new corporate and warehouse facility during the balance of the fiscal year ending January 31. 1999.

Interest expense increased to $891,000 for the three months ended April 30, 1998, from $704,000 for the three months ended April 30, 1997. The increase resulted from additional indebtedness incurred to support the increase in receivables and inventory resulting from sales growth.

Income before income tax provision for the three months ended April 30, 1998 was $4.1 million compared to income before taxes for the three months ended April 30, 1997 of $3.5 million. Net income for the three months ended April 30, 1998 was $2.6 million as compared to net income for the three months ended April 30, 1997 of $2.1 million. Basic net income per common share was computed using the basic weighted shares outstanding of 6,585,168 and 6,530,470 at April 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company entered into a revolving credit agreement in March 1998 with a group of banks giving it the right to borrow $55 million or a portion thereof for its general corporate purposes. This revolving credit agreement expires in April 2001 and replaced the previous revolving credit agreement which expired in October 1997. Borrowings are limited under the terms of a borrowing base calculation which generally restricts the outstanding balance to 85% of eligible receivables plus 50% of eligible inventories, as defined. Interest on borrowings is variable, at the Company's option, based on LIBOR plus 1.5% or the bank's prime rate. The agreement contains certain covenants, the most restrictive of which requires the Company to maintain certain financial and net worth ratios. In addition, the agreement restricts the payment of dividends. The agreements are secured by the Company's assets. The outstanding balance under these revolving credit agreements as of April 30, 1998 and 1997 amounted to $38.4 million and $36.7 million, respectively.

The Company also maintains three letters of credit facilities totaling $60.0 million. The letters of credit are secured by the consignment of merchandise in transit under each letter of credit. Indebtedness under these facilities bears interest at variable rates substantially equal to the lenders' specified base lending rates minus 1.0% per annum. As of April 30, 1998, there was $29.0 million available under these facilities.

Cash flows used in operating activities were $4.7 million for the three months ended April 30, 1998, principally representing cash used to finance increases in accounts receivable of $6.5 million and an increase in inventories of $2.2 million offset by net income of $2.6 million. The increase in accounts receivable is directly attributable to the increase in sales for the period and the increase in inventory related to anticipated future period sales.

Cash flows used in investing activities were $1.9 million and $0.3 million for the three months ended April 30, 1998 and 1997, respectively, representing normal requirements for capital expenditures as well as the expenditures for the new corporate and distribution facility in the three months ended April 30, 1998.

Cash flows provided by financing activities were $7.1 million for the three months ended April 30, 1998 and were provided by net proceeds from long-term debt of $1.7 million and borrowings under credit facilities of $5.0 million. For the three months ended April 30, 1997, cash flows provided by financing activities were $3.7 million, principally due to proceeds from long-term debt of $12.5 million offset by payments on long term debt of $11.8 million and borrowings of $2.9 million under credit facilities.

The Company has working capital of $68.8 million and $65.8 million at April 30, 1998 and January 31, 1998, respectively. The Company's current ratio was 5.4 at April 30, 1998 compared to 7.9 at January 31, 1998.

Management believes that the combination of borrowing availability under the Revolving Credit Agreement, existing working capital and funds anticipated to be generated from operating activities will be sufficient to meet the Company's anticipated operating and capital needs in the foreseeable future.

EFFECTS OF INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

The Company does not believe that inflation significantly affected its results of operations for the three months ended April 30, 1998 and 1997.

PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings

                  Not applicable

ITEM 2.  Changes in Securities

                  Not applicable.

ITEM 3.  Defaults Upon Senior Securities

                  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  Not applicable.

ITEM 5.  Other Information

                  Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  27.1      Financial Data Schedule (for SEC only)

                  (b)  Reports on Form 8-K - None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  June 15, 1998                          By:      /S/ROSEMARY B. TRUDEAU
                                                       -------------------------
                                                       Vice President of Finance

                                 EXHIBIT INDEX


EXHIBIT                              DESCRIPTION
-------                              -----------


 27.1              Financial Data Schedule