Form 10-Q
period 1998-07-31
SUPREME INTERNATIONAL CORP
filed 1998-09-14
CIK 900349

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock is 6,712,374 (as of September 10, 1998).

                        SUPREME INTERNATIONAL CORPORATION

                                      INDEX

PART I:  FINANCIAL INFORMATION

ITEM 1:

Consolidated Balance Sheets
         as of July 31, 1998 (Unaudited) and January 31, 1998                 1

Consolidated Statements of Operations (Unaudited)
         for the three and six months ended July 31, 1998 and July 31, 1997   2

Consolidated Statements of Cash Flows (Unaudited)
         for the six months ended July 31, 1998 and July 31, 1997             3

Notes to Consolidated Financial Statements                                    4

ITEM 2:

Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     6


PART II:  OTHER INFORMATION                                                  10

Signature                                                                    12

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                   JULY 31, 1998             JANUARY 31, 1998
                                                                   -------------             ----------------
                                                                     (UNAUDITED)
ASSETS

CURRENT ASSETS:

Cash                                                               $    532,433                  $  1,010,256
Accounts receivable, Net                                             35,068,218                    35,502,607
Inventories                                                          40,648,893                    35,799,388
Deferred income taxes                                                   872,000                       872,000
Other current assets                                                  4,157,231                     2,253,328
                                                                   ------------                  ------------
               Total current assets                                  81,278,775                    75,437,579

PROPERTY AND EQUIPMENT, NET                                           7,999,918                     4,899,656

INTANGIBLE ASSETS, NET                                               19,280,033                    19,716,064

OTHER                                                                   345,092                     1,313,747
                                                                   ------------                  ------------

               TOTAL                                               $108,903,818                  $101,367,046
                                                                   ------------                  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                   $  3,575,655                  $  4,048,325
Accrued expenses                                                      2,270,781                     1,692,225
Borrowings under credit facilities                                                                  3,000,000
Other current liabilities                                             1,457,080                       813,477
                                                                   ------------                  ------------
               Total current liabilities                              7,303,516                     9,554,027

LONG TERM DEBT                                                       42,327,043                    36,658,174
                                                                   ------------                  ------------
               Total liabilities                                     49,630,559                    46,212,201
                                                                   ------------                  ------------
STOCKHOLDERS' EQUITY:

  Preferred stock - $.01 par value; 1,000,000
  shares authorized; no shares issued or outstanding
  Common stock - $.01 par value; 15,000,000
  shares authorized; 6,707,374 and 6,555,681 shares
  issued and outstanding as of July 31, 1998 and
  January 31, 1998, respectively                                         67,074                        65,556
  Additional paid-in-capital                                         28,022,753                    27,598,618
  Retained earnings                                                  31,183,432                    27,490,671
                                                                   ------------                  ------------
               Total stockholders' equity                            59,273,259                    55,154,845
                                                                   ------------                  ------------

               TOTAL                                               $108,903,818                  $101,367,046
                                                                   ============                  ============

 See Notes to consolidated financial statements.

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 THREE MONTHS ENDED                           SIX MONTHS ENDED

                                            JULY 31,           JULY 31,                  JULY 31,           JULY 31,
                                              1998               1997                      1998               1997
                                         ---------------   -----------------          ----------------   ---------------
REVENUES:
Net Sales                                   $49,320,644         $42,037,105              $109,405,836       $90,877,818
Royalty Income                                  981,760           1,051,275                 2,003,544         2,163,107
                                            -----------         -----------              ------------       -----------
      TOTAL REVENUES                         50,302,404          43,088,380               111,409,380        93,040,925

COST OF SALES                                36,567,206          32,550,086                82,145,563        69,551,025
                                            -----------         -----------              ------------       -----------

GROSS PROFIT                                 13,735,198          10,538,294                29,263,817        23,489,900

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                      11,084,521           8,613,073                21,612,024        17,365,416
                                            -----------         -----------              ------------       -----------

OPERATING INCOME                              2,650,677           1,925,221                 7,651,793         6,124,484

INTEREST EXPENSE                                977,828             602,111                 1,863,987         1,306,015
                                            -----------         -----------              ------------       -----------

INCOME BEFORE INCOME
TAX PROVISION                                 1,672,849           1,323,110                 5,787,806         4,818,469

INCOME TAX PROVISION                            620,078             496,577                 2,095,045         1,842,244
                                            -----------         -----------              ------------       -----------

NET INCOME                                  $ 1,052,771         $   826,533              $  3,692,761       $ 2,976,225
                                            -----------         -----------              ------------       -----------

NET INCOME PER SHARE:
         BASIC                              $      0.16         $      0.13              $       0.56       $      0.45
         DILUTED                            $      0.15         $      0.12              $       0.55       $      0.45

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
         BASIC                                6,703,135           6,534,431                 6,643,318         6,532,483
         DILUTED                              6,832,821           6,663,828                 6,760,950         6,660,839


See Notes to consolidated financial statements.

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                      ---------------------------------------------------
                                                                           JULY 31,                          JULY 31,
                                                                             1998                              1997
                                                                       -----------------                 -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    3,692,761                         2,976,225
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                            1,033,240                         1,053,076
     Changes in operating assets and liabilities:
          Accounts receivable, net                                              434,389                           622,201
          Inventories                                                        (4,849,505)                        2,217,482
          Other current assets                                               (1,903,903)                         (736,895)
          Other assets                                                          968,655                          (565,113)
          Accounts payable and accrued expenses                                 105,888                        (2,882,148)
          Other current liabilities                                             643,603                          (291,212)
                                                                             ----------                        ----------

             Net cash provided by operating activities:                         125,128                         2,393,616
                                                                             ----------                        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                                           (3,612,354)                         (870,629)
Payment on purchase of intangible assets                                        (85,119)                         (347,416)
                                                                             ----------                        ----------

             Net cash used in investing activities:                          (3,697,473)                       (1,218,045)
                                                                             ----------                        ----------

CASH FLOW FROM FINANCING ACTIVITIES:
Decrease in borrowings under credit facilities                               (3,000,000)                       (6,812,629)
Net proceeds from long-term debt                                              5,668,869                         5,736,102
Proceeds from exercise of stock options                                         425,653                            57,500
                                                                             ----------                        ----------

             Net cash provided by (used in)
             financing activities:                                            3,094,522                        (1,019,027)
                                                                             ----------                        ----------

NET (DECREASE) INCREASE IN CASH                                                (477,823)                          156,544

CASH AT BEGINNING OF YEAR                                                     1,010,256                           755,798
                                                                             ----------                        ----------

CASH AT END OF PERIOD                                                        $  532,433                        $  912,342
                                                                             ==========                        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:

  Interest                                                                   $1,863,811                        $1,382,125
  Income taxes                                                               $1,307,023                        $2,545,382


See Notes to consolidated financial statements

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1.  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)

1.   GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Registrant's Annual Report on Form 10-K for the year ended January 31, 1998. In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim periods presented and all adjustments are of a normal and recurring nature. The results of operations for the three and six months ended July 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS No. 131 also requires entity-wide disclosure about products and services an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, but is not required to be applied to interim financial statements in the initial year of its application. The Company will adopt this standard for the fiscal year ending January 31, 1999.

 2.   INVENTORIES

Inventories are stated at lower of cost or market on a first-in first-out basis and consist of:

                                           JULY 31, 1998       JANUARY 31, 1998
                                          (UNAUDITED)

Finished goods                               $37,607,016         $31,972,723
Raw materials and in process                     575,441           1,204,841
Merchandise in transit                         2,466,436           2,621,824
                                             -----------         -----------
Total                                        $40,648,893         $35,799,388
                                             ===========         ===========

 3.   LETTERS OF CREDIT FACILITIES

                                               JULY 31, 1998    JANUARY 31, 1998
                                              (UNAUDITED)

Total letter of credit facilities               $60,000,000      $60,000,000
Borrowings                                          -             (3,000,000)
Outstanding letters of credit                   (28,191,200)     (26,673,016)
                                                -----------      -----------
Total Available                                 $31,808,800      $30,326,984
                                                ===========      ===========

4.   EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), EARNINGS PER SHARE, which changes the method of calculating earnings per share. SFAS No. 128 requires the presentation of "basic" net income per share and "diluted" net income per share on the face of the income statement. Basic net income per share is computed by dividing net income by the weighted average shares of outstanding common stock. The calculations of diluted net income per share is similar to basic earnings per share except that the denominator includes dilutive potential common stock. The dilutive potential common stock included in the Company's computation of diluted net income per share includes the effects of stock options and warrants, as determined using the treasury stock method. SFAS No. 128 was effective for financial statements for periods ending after December 15, 1997. The Company adopted SFAS No. 128 in the fourth quarter of fiscal 1998 and restated its net income per share for prior periods presented to give effect to SFAS No. 128. The weighted average number of shares for stock options in the diluted weighted average shares outstanding were 117,632 and 128,356 for the six months ended July 31, 1998 and 1997 respectively, and 129,686 and 129,397 for the three months ended July 31, 1998 and 1997, respectively.

5.   STOCKHOLDERS' EQUITY

The following is a schedule of the activity in common stock and additional paid-in capital:
                                        COMMON STOCK
                                   --------------------------       ADDITIONAL
                                     SHARES          AMOUNT      PAID-IN CAPITAL
                                     ------          ------      ---------------
Balance, February 1, 1998           6,555,681       $65,556         $27,598,618
Exercise of stock options             151,693         1,518             424,135
                                    ---------       -------         -----------
Balance, July 31, 1998              6,707,374       $67,074         $28,022,753
                                    =========       =======         ===========

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JULY 31, 1998 AS COMPARED TO THREE AND SIX MONTHS ENDED JULY 31, 1997.

Revenue for the three and six months ended July 31, 1998 increased $7.2 million, or 16.7% and $18.4 million, or 19.7%, respectively, to $50.3 million and $111.4 million from $43.1 million and $93.0 million. The increase in revenue were principally the result of the growth in net sales.

Net sales for the three and six months ended July 31, 1998 increased to $49.3 million, or 17.3% and $109.4 million, or 20.4%, respectively, from $42.0 million and $90.9 million. The increase in both the three and six month period is reflected primarily in the sales growth of the Munsingwear brand and to a lesser extent, an increase in sales of the Natural Issue brand. These increases were slightly offset by declines in other Supreme brands. Private label sales also decreased slightly for both the three and six month periods from the comparable periods in 1997. Net sales for the Munsingwear brand were approximately $14.7 million for the three months ended July 31, 1998 compared with approximately $8.1 million for the comparable period in 1997. For the six month period ended July 31, 1998 the Munsingwear brand accounted for approximately $33.9 million of net sales compared to $18.8 million in the same period a year ago.

Within revenues, the Company also reported royalty income of $1.0 million for the three months ended July 31, 1998 compared to $1.1 million for the same period a year ago. For the six months ended July 31, 1998 royalty income was $2.0 million compared to $2.2 million for the same period a year ago. The decrease of 6.6% and 7.4% in royalty income for the three and six months ended July 31, 1998, from the comparable periods in 1997, was primarily due to the Company's relationship with a customer which shifted from a primarily license basis to a primarily sales basis.

Cost of sales for the three and six month periods ended July 31, 1998 increased $4.0 million, or 12.3% and $12.6 million, or 18.1% to $36.6 million and $82.1 million, respectively, from $32.6 million and $69.6 million, reflecting the increased level of sales. As a percentage of net sales, cost of sales decreased slightly to 74.1% for the three months ended July 31, 1998 from 77.4% for the same period a year ago. For the six month period ended July 31, 1998, cost of sales as a percentage of net sales decreased to 75.1% from 76.5% during the six months ended July 31, 1997. The decline in the cost of sales as a percentage of net sales is a reflection of the shift in our product mix to more branded product as well as sourcing opportunities that arose during the Asian crisis. Gross profit was $13.7 million and $29.3 million for the three and six months ended July 31, 1998 compared to $10.5 million and $23.5 million for the same period a year ago. The increases in gross profit reflect the improvement in cost of sales.

Selling, general and administrative expenses increased $2.5 million, or 28.7% and $4.3 million, or 24.5% for the three and six months ended July 31, 1998 to $11.1 million and $21.6 million from $8.6 million and $17.3 million, respectively, from the year ago periods. As a percentage of net sales, selling, general and administrative expenses were 22.5 % and 19.8 % for the three and six months ended July 31, 1998 compared to 20.5% and 19.1% in the comparable periods a year ago. The increase in selling, general and administrative expenses for the three months ended July 31, 1998 is primarily attributable to increased marketing costs, costs associated with recent acquisitions and expenses associated with other opportunities that the Company is reviewing. Although the Company believes that it will achieve greater efficiencies in its new corporate and warehouse facility during the balance of the fiscal year ending January 31. 1999, it will continue to incur expense related to start up costs of acquired licenses and the exploration of additional acquisition opportunities.

Interest expense increased $385,000 and $536,000 for the three and six months ended July 31, 1998, respectively, to $978,000 and $1.9 million from $602,000 and $1.3 million from July 31, 1997. The increase resulted from additional indebtedness incurred to support the increase in inventory which resulted from the sales growth. The average indebtedness during the six month period ended July 31, 1998 was $43.9 million and the average interest rate was 7.5%.

Income before the income tax provision for the three and six months ended July 31, 1998 was $1.7 million and $5.8 million compared to $1.3 million and $4.8 million during the comparable period a year ago. Net income for the three and six months ended July 31,

1998 was $1.1 million and $3.7 million compared to $827,000 and $3.0 million for the same period a year ago. Basic net income per common share was computed using the basic weighted shares outstanding of 6,703,135 and 6,534,431 for the three months ended July 31, 1998 and 1997, respectively and 6,643,318 and 6,532,483 for the six month period ended July 31, 1998 and 1997 respectively. Diluted net income per common share was computed using the diluted weighted shares outstanding of 6,832,821 and 6,663,828 for the three months ended July 31, 1998 and 1997, respectively, and 6,760,950 and 6,660,839 for the six month period ended July 31, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company entered into a revolving credit agreement (the "Revolving Credit Agreement") in March 1998 with a group of banks giving it the right to borrow $55 million or a portion thereof for its general corporate purposes. This revolving credit agreement expires in April 2001 and replaced the previous revolving credit agreement which expired in October 1997. Borrowings are limited under the terms of a borrowing base calculation which generally restricts the outstanding balance to 85% of eligible receivables plus 50% of eligible inventories, as defined. For 120 days beginning August 1, 1998, the revolving credit agreement was amended to increase the advance rate on inventories to 60% and to allow an additional $5 million in borrowings secured by intangible assets. Interest on borrowings is variable, at the Company's option, based on LIBOR plus 1.5% or the bank's prime rate. The agreement contains certain covenants, the most restrictive of which requires the Company to maintain certain financial and net worth ratios. In addition, the agreement restricts the payment of dividends. The agreements are secured by the Company's assets. The outstanding balance under these revolving credit agreements as of July 31, 1998 and 1997 amounted to $42.3 million and $30.9 million, respectively.

The Company also maintains three letters of credit facilities totaling $60.0 million. The letters of credit are secured by the consignment of merchandise in transit under each letter of credit. Indebtedness under these facilities bears interest at variable rates substantially equal to the lenders' specified base lending rates minus 1.0% per annum. As of July 31, 1998, there was $38.1 million available under these facilities.

Cash decreased $0.5 million during the six-month period ended July 31, 1998. Such decrease reflects cash used in investing activities of $3.7 million (primarily due to the purchase of property and equipment) partially offset by cash provided by financing activities of $3.1 million (due to increased borrowings of debt and proceeds from the exercising of certain stock options) and cash provided by operating activities of $0.1 million. The net cash provided by operating activities primarily reflects net income of $3.7 million and depreciation and amortization of $1.0 million, partially offset by cash used for operating assets and liabilities of $4.6 million. The cash used for operating assets and liabilities of $4.6 million primarily reflects an increase in inventories of $4.8 million and an increase in other assets of $1.9 million partially offset by a decrease in other assets of $1.0 million, current liabilities of $0.7 million and accounts receivable of $0.4 million.

Working capital (current assets less current liabilities) was $74.0 million and $65.9 million at July 31, 1998 and January 31, 1998, respectively. Such amount represents an increase in working capital of $8.1 million from January 31, 1998 primarily due to an increase in inventories and other current assets. The current ratio (current assets divided by current liabilities) was 11.1:1 and 7.9:1 at July 31, 1998 and January 31, 1998, respectively.

Management believes that the combination of borrowing availability under the Revolving Credit Agreement, existing working capital and funds anticipated to be generated from operating activities will be sufficient to meet the Company's anticipated operating and capital needs in the foreseeable future.

YEAR 2000 ISSUES

The Company has undertaken a study of its functional application systems to determine their compliance with year 2000 issues and, to the extent of noncompliance, the required remediation. As a result of such study, the Company believes the majority of its systems are year 2000 compliant. However, certain systems, which are significant to the Company, require remediation. The Company currently estimates it will complete the required remediation, including testing, by December 31, 1998. To date, the expenses incurred by the Company in order to become year 2000 compliant, including computer software costs, have been $0.2 million and the current additional estimated cost to complete such remediation is expected to be $0.2 million. Such costs, other than software, have been and will continue to be expensed as incurred.

An assessment of the readiness of year 2000 compliance of third party entities with which the Company has relationships, such as its banking institutions, customers, payroll processors and others is ongoing. The Company has inquired, or is in the process of inquiring, of the significant aforementioned third party entities as to their readiness with respect to year 2000 compliance and to date has received indications that many of them are either compliant or in the process of remediation. The Company will continue to monitor these third party entities to determine the impact on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. The Company's initial assessment of compliance by third party is that there is not a material business risk to the Company posed by any such noncompliance and, as such, the Company has not yet developed any related contingency plans.

EFFECTS OF INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

The Company does not believe that inflation or foreign currency fluctuations significantly affected its results of operations for the three or six months ended July 31, 1998 and 1997.

PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings

                  Not applicable

ITEM 2.  Changes in Securities

                  Not applicable.

ITEM 3.  Defaults Upon Senior Securities

                  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

                   (a) On July 31, 1998 the Company held its Annual Meeting of Shareholders ( the "Meeting")

                   (b)      Not applicable

                   (c) At the Meeting, the following matters were voted upon:

(i) APPROVAL OF AN AMENDMENT TO COMPANY'S ARTICLES OF INCORPORATION TO CREATE A CLASSIFIED BOARD OF DIRECTORS.

     For 3,413,925    Against 803,009    Abstain 4,006    Not voted 1,408,546
         ---------            -------            -----              ---------

(ii) ELECTION OF DIRECTORS

     The following table sets forth the name of each nominee and the voting with respect to each nominee for director.

                                       FOR                  WITHHOLD AUTHORITY
                                       ---                  ------------------

George Feldenkreis                  5,371,746                     257,740
                                    ---------                     -------

Oscar Feldenkreis                   5,371,746                     257,740
                                    ---------                     -------

Ronald L. Buch                      5,371,746                     257,740
                                    ---------                     -------

Gary Dix                            5,371,746                     257,740
                                    ---------                     -------

Salomon Hanono                      5,371,746                     257,740
                                    ---------                     -------

Richard W. McEwen                   5,371,746                     257,740
                                    ---------                     -------

Leonard Miller                      5,371,746                     257,740
                                    ---------                     -------

(iii) APPROVAL OF AMENDMENT TO COMPANY'S ARTICLE OF INCORPORATION.

      Approval of an Amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock to 30,000,000.

      For 4,824,732    Against 801,254    Abstain 3,500
          ---------            -------            -----

(iv)  APPROVAL OF AMENDMENT TO COMPANY'S ARTICLES OF INCORPORATION.

      Approval of an Amendment to the Company's Article of Incorporation to add to the Company's authorized capital stock 30,000,000 shares of Class A Common Stock, par value $.01 per share, having a one-tenth per share.

      For 5,012,211    Against 593,021    Abstain 5,600    Not Voted 18,654
          ---------            -------            -----              ------

(v)   APPROVAL OF AMENDMENT TO 1993 STOCK OPTION PLAN

      Approval of the Amendment to the Company's 1993 Stock Option Plan to increase the number of shares of Common Stock issuable under the Plan to 900,000 shares.

      For 4,159,187    Against 36,783    Abstain 6,316    Not Voted 1,427,200
          ---------            ------            -----              ---------

(vi)  RATIFICATION OF APPOINTMENT OF ACCOUNTANTS

      Ratification of Appointment of Deloitte & Touche LLP as the Company's independent public accountants for the year ending January 31, 1999.

      For 5,624,292    Against 36,783    Abstain 1,356
          ---------            ------            -----

ITEM 5.  Other Information

                  Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

                   (a)      Exhibits

                   27.1     Financial Data Schedule (for SEC only)

                   (b)      Reports on Form 8-K - None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.-

Date:  September 14, 1998         By:      /S/ ROSEMARY B. TRUDEAU
                                           -------------------------
                                           Vice President of Finance

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------

 27.1       Financial Data Schedule