Form 10-Q
period 1998-10-31
SUPREME INTERNATIONAL CORP
filed 1998-12-15
CIK 900349

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ___X___               No_______

The number of shares outstanding of the registrant's common stock is 6,712,374 (as of December 14, 1998).

                        SUPREME INTERNATIONAL CORPORATION

                                      INDEX



PART I:  FINANCIAL INFORMATION

ITEM 1:

Consolidated Balance Sheets
        as of October 31, 1998 (Unaudited) and January 31, 1998            1

Consolidated Statements of Operations (Unaudited)
        for the three and nine months ended October 31, 1998
        and October 31, 1997                                               2

Consolidated Statements of Cash Flows (Unaudited)
        for the nine months ended October 31, 1998
        and October 31, 1997                                               3

Notes to Consolidated Financial Statements                                 4



ITEM 2:

Management's Discussion and Analysis
        of Financial Condition and Results of Operations                   5


PART II:  OTHER INFORMATION                                               10



Signature                                                                 11


SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                  OCTOBER 31, 1998        JANUARY 31, 1998
                                                  ----------------        ----------------
                                                    (UNAUDITED)
ASSETS

CURRENT ASSETS:

Cash                                              $     657,291           $       1,010,256
Accounts receivable, Net                             57,760,209                  35,502,607
Inventories                                          34,871,805                  35,799,388
Deferred income taxes                                   872,000                     872,000
Other current assets                                  1,552,665                   2,253,328
                                                 --------------           -----------------
             Total current assets                    95,713,970                  75,437,579

PROPERTY AND EQUIPMENT, NET                           7,719,297                   4,899,656

INTANGIBLE ASSETS, NET                               19,149,065                  19,716,064

OTHER                                                 1,004,175                   1,313,747
                                                 --------------           -----------------
             TOTAL                               $  123,586,507           $     101,367,046
                                                 ==============           =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                 $    2,721,848           $       4,048,325
Accrued expenses                                      2,592,470                   1,692,225
Borrowings under credit facilities                            -                   3,000,000
Other current liabilities                             2,746,372                     813,477
                                                 --------------            ----------------
             Total current liabilities                8,060,690                   9,554,027

LONG TERM DEBT
                                                     53,408,336                  36,658,174
                                                 --------------            ----------------
             Total liabilities                       61,469,026                  46,212,201
                                                 --------------            ----------------

STOCKHOLDERS' EQUITY:

  Preferred stock - $.01 par value; 1,000,000
  shares authorized; no shares issued or
  outstanding
  Common stock - $.01 par value; 15,000,000              67,123                      65,556
  shares authorized; 6,712,374 and 6,555,681
  shares issued and outstanding as of
  October 31, 1998 and January 31, 1998,
  respectively
  Additional paid-in-capital                         28,055,203                  27,598,618
  Retained earnings                                  33,995,155                  27,490,671
                                                 --------------           -----------------
             Total stockholders' equity              62,117,481                  55,154,845
                                                 --------------           -----------------

             TOTAL                               $  123,586,507           $     101,367,046
                                                 ==============           =================

See Notes to consolidated financial statements.


SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                 -----------------------------         ----------------------------

                                 OCTOBER 31,    OCTOBER 31,            OCTOBER 31,    OCTOBER 31,
                                    1998            1997                   1998           1997
                                 ------------  ---------------         -------------  -------------
REVENUES:
Net Sales                        $ 65,011,630  $  54,550,062            $174,806,318   $145,427,880
Royalty Income                        492,531        887,114               2,496,075      3,050,221
                                 ------------  -------------           -------------  -------------
      TOTAL REVENUES               65,504,161     55,437,176             177,302,393    148,478,101

COST OF SALES                      49,419,127     42,960,000             132,403,538    112,511,101
                                 ------------  -------------           -------------  -------------

GROSS PROFIT                       16,085,034     12,477,176              44,898,855     35,967,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES            10,781,799      9,330,114              31,985,414     26,695,998
                                 ------------  -------------           -------------  -------------

OPERATING INCOME                    5,303,235      3,147,062              12,913,441      9,271,002

INTEREST
EXPENSE                               955,067        720,756               2,789,461      2,027,573
                                 ------------  -------------           -------------  -------------

INCOME BEFORE INCOME
TAX PROVISION                       4,348,168      2,426,306              10,123,980      7,243,429

INCOME TAX PROVISION                1,536,256         15,000               3,619,496      1,857,945
                                 ------------  -------------           -------------  -------------

NET INCOME                       $  2,811,912  $   2,411,306           $   6,504,484  $   5,385,484
                                 ============  =============           =============  =============

NET INCOME PER SHARE:
        BASIC                    $       0.42  $        0.37           $        0.97  $        0.82
        DILUTED                  $       0.42  $        0.36           $        0.96  $        0.81

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
        BASIC                       6,711,667      6,544,507               6,674,103      6,536,535
        DILUTED                     6,768,667      6,682,290               6,781,737      6,660,995

See Notes to consolidated financial statements.


SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    NINE MONTHS  ENDED
                                                          -------------------------------------

                                                           OCTOBER 31,            OCTOBER 31,
                                                               1998                  1997
                                                          --------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $    6,504,484         $   5,385,484
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                             1,518,575             1,230,204
     Changes in operating assets and liabilities:
          Accounts receivable, net                          ( 22,257,602)          (17,142,568)
          Inventories                                            927,583               653,257
          Other current assets                                   700,662              (398,552)
          Other assets                                           309,572               108,362
          Accounts payable and accrued expenses                 (426,232)           (1,882,926)
          Other current liabilities                            1,932,894              (205,627)
                                                          --------------         -------------

            Net cash used in operating activities:           (10,790,064)          (12,252,366)
                                                          --------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                            (3,532,354)           (1,478,464)
Payment on purchase of intangible assets                        (238,861)               64,017
                                                          --------------         -------------

            Net cash used in investing activities:            (3,771,215)           (1,414,447)
                                                          --------------         -------------

CASH FLOW FROM FINANCING ACTIVITIES:
Decrease in borrowings under credit facilities                (3,000,000)           (1,312,629)
Net proceeds from long-term debt                              16,750,162            15,491,866
Proceeds from exercise of stock options                          458,152               201,366
                                                          --------------         -------------

            Net cash provided by
            financing activities:                             14,208,314            14,380,603
                                                          --------------         -------------

NET (DECREASE) INCREASE IN CASH                                 (352,965)              713,790

CASH AT BEGINNING OF YEAR                                      1,010,256               755,798
                                                          --------------         -------------

CASH AT END OF PERIOD                                     $      657,291         $   1,469,588
                                                          ==============         =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
     Interest                                             $    2,644,741         $   2,048,033
     Income taxes                                         $    1,502,051         $   2,599,184

See Notes to consolidated financial statements

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1.  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Registrant's Annual Report on Form 10-K for the year ended January 31, 1998. In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim periods presented and all adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended October 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

2. INVENTORIES

Inventories are stated at lower of cost or market on a first-in first-out basis and consist of:
                                       OCTOBER 31,             JANUARY 31,
                                           1998                   1998
                                     ----------------       -----------------
                                        (UNAUDITED)

Finished goods                          $  32,981,107           $  31,972,723
Raw materials and in process                  382,614               1,204,841
Merchandise in transit                      1,508,084               2,621,824
                                     ----------------       -----------------
Total                                   $  34,871,805           $  35,799,388
                                     ================       =================

3. LETTERS OF CREDIT FACILITIES

                                         OCTOBER 31,             JANUARY 31,
                                             1998                   1998
                                       ----------------       -----------------
                                         (UNAUDITED)

Total letter of credit facilities         $  60,000,000           $  60,000,000
Borrowings                                            -              (3,000,000)
Outstanding letters of credit               (19,706,795)            (26,673,016)
                                       ----------------       -----------------
Total Available                           $  40,293,205           $  30,326,984
                                       ================       =================

4. EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), EARNINGS PER SHARE, which changes the method of calculating earnings per share. SFAS No. 128 requires the presentation of "basic" net income per share and "diluted" net income per share on the face of the income statement. Basic net income per share is computed by dividing net income by the weighted average shares of outstanding common stock. The calculations of diluted net income per share is similar to basic earnings per share except that the denominator includes dilutive potential common stock. The dilutive potential common stock included in the Company's computation of diluted net income per share includes the effects of stock options and warrants, as determined using the treasury stock method. SFAS No. 128 was effective for financial statements for periods ending after December 15, 1997. The Company adopted SFAS No. 128 in the fourth quarter of fiscal 1998 and restated its net income per share for prior periods presented to give effect to SFAS No. 128. The weighted average number of shares for stock options in the diluted weighted average shares outstanding were 107,634 and 124,460 for the nine months ended October 31, 1998 and 1997, respectively, and 57,000 and 137,783 for the three months ended October 31, 1998 and 1997, respectively.

5. STOCKHOLDERS' EQUITY

The following is a schedule of the activity in common stock and additional paid-in capital:

                                      COMMON STOCK               ADDITIONAL
                                      ------------               ----------
                               SHARES            AMOUNT        PAID-IN CAPITAL
                               ------           -------        ---------------
Balance, February 1, 1998      6,555,681         $  65,556        $  27,598,618
Exercise of stock options        156,693             1,567              456,585
                             -----------     -------------     ----------------
Balance, October 31, 1998      6,712,374         $  67,123        $  28,055,203
                             ===========     =============     ================

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AS COMPARED TO THREE AND NINE MONTHS ENDED OCTOBER 31, 1997.

Revenue for the three and nine months ended October 31, 1998 increased $10.1 million, and $28.8 million, respectively, to $65.5 million and $177.3 million from $55.4 million and $148.5 million, respectively. The increases in revenue were principally the result of the growth in net sales.

Net sales for the three and nine months ended October 31, 1998 increased to $65.0 million, or 19.2% and $174.8 million, or 20.2%, respectively, from $54.6 million and $145.4 million. The increase in both the three and nine month periods continue to be reflected primarily in the sales growth of the Munsingwear brand with a smaller increase in the Natural Issue brand. These increases were slightly offset by declines in other Supreme branded products and private label products from the year ago period. Net sales for the Munsingwear label were approximately $16.9 million for the quarter compared with approximately $8.6 million for the comparable period in 1997. For the nine month period ended October 31, 1998 the Munsingwear brand accounted for approximately $51.3 million of net sales as compared to $27.5 million in the same period a year ago.

Within revenues, the Company also reported royalty income of $0.5 million for the quarter ended October 31, 1998 as compared to $0.9 million for the same period a year ago. For the nine months ended October 31, 1998 royalty income was $2.5 million compared to $3.1 million for the same period a year ago. The decrease of 45% and 18% in royalty income for the three and nine months ended October 31, 1998 from the comparable periods in 1997, was primarily due to the Company's relationship with a customer which shifted from primarily a license basis to primarily a sales basis.

Cost of sales for the three and nine month periods ended October 31, 1998 increased $6.5 million, or 15.0% and $19.9 million, or 17.7% to $49.4 million and $132.4 million, respectively, from $43.0 million and $112.5 million. As a percentage of net sales, cost of sales decreased slightly to 76% for the three months ended October 31, 1998 from 79% for the same period a year ago. For the nine month period ended October 31, 1998, cost of sales as a percentage of net sales decreased to 76% from 77% during the nine months ended October 31, 1997. The decline in the cost of sales as a percentage of net sales is a combination of the Company's decision a year ago to downsize its "807" operations and outsource its women's product lines via a licensing agreement coupled with a shift in the Company's product mix to more branded products. Gross profit was $16.1 million and $44.9 million for the three and nine months ended October 31, 1998, respectively, as compared to $12.5 million and $36.0 million for the same period a year ago. The increases in gross profit continue to reflect the improvement in cost of sales.

Selling, general and administrative expenses increased $1.5 million, or 15.6% and $5.3 million, or 19.8% for the three and nine months ended October 31, 1998 to $10.8 million and $32.0 million from $9.3 million and $26.7 million, respectively, from the year ago period. As a percentage of net sales, selling, general and administrative expenses were 16.6 % and 18.3 % for the three and nine months ended October 31, 1998, respectively, as compared to 17.1% and 18.4% in the comparable period a year ago. The increase in selling, general and administrative expenses for the nine months ended October 31, 1998 is primarily attributable to (1) cost associated with our recent license acquisitions which are expected to be offset by future revenue and (2) expenses associated with temporary personnel required for shipments during October due to the Company's closure during Hurricane Georges. Although the Company believes that it will achieve greater efficiencies in its new corporate and warehouse facility during the balance of the fiscal year ending January 31. 1999, it will continue to incur expenses related to start up costs of acquired licenses, and its sweater line, and the exploration of additional opportunities.

Interest expense increased $234,000 and $762,000 for the three and nine months ended October 31, 1998, respectively, to $955,000 and $2.8 million from $721,000 and $2.0 million from October 31, 1997, respectively. The increase resulted from additional indebtedness incurred to support the increase in receivables and inventory which resulted from the sales growth. The average indebtedness during the nine month period ended October 31, 1998 was $48.9 million and the average interest rate was 7.6%.

Income before the income tax provision for the three and nine months ended October 31, 1998 was $4.3 million and $10.1 million compared to $2.4 million and $7.2 million during the comparable period a year ago. Net income for the three and nine months ended October 31, 1998 was $2.8 million and $6.5 million, respectively, as compared to $2.4 million and $5.4 million for the same period a year ago. Basic net income per common share was computed using the basic weighted shares outstanding of 6,711,667 and 6,544,507 for the three months ended October 31, 1998 and 1997, respectively, and 6,674,103 and 6,536,535 for the nine month period ended October 31, 1998 and 1997, respectively. Diluted net income per common share was computed using the diluted weighted shares outstanding of 6,768,667 and 6,682,290 for the three months ended October 31, 1998 and 1997, respectively, and 6,781,737 and 6,660,995 for the nine months ended October 31, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company is a party to a revolving credit agreement expiring in April 2001 (the "Revolving Credit Agreement") with a group of banks giving it the right to borrow $55 million or a portion thereof for its general corporate purposes. Borrowings are limited under the terms of a borrowing base calculation which generally restricts the outstanding balance to 85% of eligible receivables plus 50% of eligible inventories, as defined. For

120 days beginning August 1, 1998, the Revolving Credit Agreement was amended to increase the advance rate on inventories to 60% and to allow an additional $5 million in borrowings secured by intangible assets. Interest on borrowings is variable, at the Company's option, based on LIBOR plus 1.25% or the bank's prime rate. The Revolving Credit Agreement contains certain covenants, the most restrictive of which requires the Company to maintain certain financial and net worth ratios. In addition, the Agreement restricts the payment of dividends. The Revolving Credit Agreement is secured by the Company's assets. The outstanding balance under the Revolving Credit Agreements on October 31, 1998 was $53.4 million.

The Company also maintains three letters of credit facilities totaling $60.0 million. The letters of credit are secured by the consignment of merchandise in transit under each letter of credit. Indebtedness under these facilities bears interest at variable rates substantially equal to the lenders' specified base lending rates minus 1.0% per annum. As of October 31, 1998, there was $40.3 million available under these facilities.

Cash decreased $0.4 million during the nine-month period ended October 31, 1998. Such decrease reflects cash used in investing activities of $3.8 million (primarily due to the purchase of property and equipment) and cash used in operating activities of $10.8 million partially offset by cash provided by financing activities of $14.2 million (due to increased borrowings of debt). The net cash provided by operating activities primarily reflects net income of $6.5 million and depreciation and amortization of $1.5 million, partially offset by cash used for operating assets and liabilities of $18.8 million. The cash used for operating assets and liabilities of $18.8 million primarily reflects an increase in receivables of $22.3 million partially offset by a decrease in current and other assets of $1.9 million.

Working capital (current assets less current liabilities) was $87.7 million and $65.9 million at October 31, 1998 and January 31, 1998, respectively. Such amount represents an increase in working capital of $21.8 million from January 31, 1998 primarily as a result of an increase in account receivables due to the sales growth. The current ratio (current assets divided by current liabilities) was 11.9:1 and 7.9:1 at October 31, 1998 and January 31, 1998, respectively.

Management believes that the combination of borrowing availability under the Revolving Credit Agreement, existing working capital and funds anticipated to be generated from operating activities will be sufficient to meet the Company's anticipated operating and capital needs in the foreseeable future.

YEAR 2000 READINESS DISCLOSURE

The Company has undertaken a study of its functional application systems to determine their compliance with year 2000 issues and, to the extent of noncompliance, the required remediation. As a result of such study, the Company believes the majority of its systems are year 2000 compliant. However, certain systems, which are significant to the Company, require remediation. The Company currently estimates it will complete the required remediation, including testing, by December 31, 1998. However, there are also less significant hardware options which will be remediated during 1999. To date, the expenses incurred by the Company in order to become year 2000 compliant, including computer software costs, have been $0.2 million and the current additional estimated cost to complete such remediation is expected to be $0.2 million. Such costs, other than software, have been and will continue to be expensed as incurred.

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

EFFECTS OF INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

The Company does not believe that inflation or foreign currency fluctuations significantly affected its results of operations for the three or nine months ended October 31, 1998 and 1997.

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

               Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

               27.1 Financial Data Schedule (for SEC only)

               (b)  Reports on Form 8-K - None

                                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.-









Date:  December 14, 1998                           By:    /S/ROSEMARY B. TRUDEAU
                                                          ----------------------
                                                   Vice President of Finance

                                 EXHIBIT INDEX


EXHIBIT                      DESCRIPTION
-------                      -----------

27.1             Financial Data Schedule