Form 10-K
period 1999-01-31
SUPREME INTERNATIONAL CORP
filed 1999-03-16
CIK 900349

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________ .

                        COMMISSION FILE NUMBER 0-21764

                       SUPREME INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  FLORIDA                          59-1162998
         (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)      IDENTIFICATION NUMBER)

      3000 N.W. 107TH AVENUE, MIAMI, FLORIDA          33172
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                                 (305) 592-2830
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [x]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

     Indicate by check mark whether the Registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
a court.  Yes [ ]   No [ ]

     The number of shares outstanding of the Registrant's Common Stock is 6,723,874 (as of March 12, 1999).

     The aggregate market value of the voting stock held by non-affiliate of the Registrant's approximately $44,693,206 (as of March 12, 1999).

                      DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     UNLESS THE CONTEXT OTHERWISE REQUIRES, ALL REFERENCES TO "SUPREME," THE "COMPANY," "WE," "US" OR "OUR" INCLUDE SUPREME INTERNATIONAL CORPORATION AND ITS SUBSIDIARIES. REFERENCES IN THIS REPORT TO ANNUAL FINANCIAL DATA FOR SUPREME REFER TO FISCAL YEARS ENDING JANUARY 31.

                               ----------------

                          FORWARD-LOOKING STATEMENTS

     We caution readers that this report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties, and assumptions about us, including, among other things:

       /bullet/ our anticipated growth strategies;

       /bullet/ our expected internal growth;

       /bullet/ consummation of our pending acquisitions and ability to obtain additional financing;

       /bullet/ our ability to integrate acquired businesses, trademarks, tradenames and licenses;

       /bullet/ the expected efficiencies from our new office and warehouse facility;

       /bullet/ anticipated trends and conditions in our industry, including future consolidation;

       /bullet/ our future capital needs;

       /bullet/ our ability to compete;

       /bullet/ the continued economic health of our markets; and

       /bullet/ other factors set forth in this report and in our other filings with the Securities and Exchange Commission (the "Commission").

     We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

     We are a leading designer and marketer of a broad line of high quality men's sportswear, including sport and dress shirts, golf sportswear, sweaters, urban wear, casual and dress pants and shorts which we sell to all levels of retail distribution. We have built a broad portfolio of brands through selective acquisitions and the establishment of our own brands over our 32-year operating history. Our distribution channels include regional, national and international department stores, chain stores, mass merchandisers and specialty stores throughout the United States, Puerto Rico and Canada. We are one of the top 5 branded suppliers to department stores in the knit and woven shirt product categories. Our largest customers include Dayton Hudson Corp., Federated Department Stores, Inc., Sears Roebuck & Co., Kohl's Corporation, Wal-Mart Stores, Inc. and J.C. Penney Company, Inc. We currently use over 70 independent suppliers to source our products, located mostly in the Far East, other parts of Asia, Mexico, and Central America.

     Through consolidation of brands and internal growth, we have experienced significant overall growth in recent years. Our total revenues have increased to $224.4 million for fiscal 1999 from $90.6 million for fiscal 1995, representing a compound annual growth rate of 25.5%. During that same period, our EBITDA (as defined herein; see "Item 6. Selected Financial Data--Summary Historical Financial Information") grew to $18.7 million from $7.9 million, representing a compound annual growth rate of 24.0%. On a pro forma basis assuming that our pending acquisition of Perry Ellis International, Inc. was completed on February 1, 1998, our EBITDA for fiscal 1999, would have been $29.0 million. For the estimated effect of the John Henry/Manhattan acquisition, see "Item 6. Selected Financial Data--Summary Pro Forma and Supplemental Financial Information."

     We own or license from third parties the brands under which most of our products are sold. These brands include Crossings/registered trademark/ and Natural Issue/registered trademark/ for casual sportswear, John Henry/registered trademark/ for dress casual wear, Andrew Fezza/registered trademark/ for dress sportswear, Ping and Munsingwear for golf sportswear and PNB Nation for urban wear. Through our "family of brands" marketing strategy, we seek to develop and enhance a distinct brand name for each product category within each distribution channel. We market our brands to a wide range of demographic segments, targeting consumers in specific age, income and ethnic groups. Currently, our products are predominantly produced for the men's segment of the apparel industry, in which fashion trends tend to be less volatile than in other segments. The percentage of our revenues from branded products increased to 81.4% in fiscal 1999 from 71.5% in fiscal 1997.

     We also license our proprietary brands to third parties for the manufacture and marketing of various products which we do not sell, including underwear, activewear and loungewear. In addition to generating additional sources of revenue for us, these licensing arrangements raise the overall awareness of our brands. In order to expand our licensing operations, we recently signed a definitive agreement to acquire Perry Ellis International, Inc. which owns and licenses the prestigious and well-known Perry Ellis brand name. Perry Ellis International, Inc. had licensing revenues of $16.2 million for the year ended December 31, 1998. We have also signed a definitive agreement to purchase the trademarks for John Henry, a leading brand of men's dress casualwear sold at Sears Roebuck, for Manhattan, a popular dress shirt brand sold at Wal-Mart and Kmart Corporation and Lady Manhattan. See "The Pending Acquisitions."

     We believe that our competitive strengths position us to capitalize on several trends that have affected the apparel industry in recent years. These include the consolidation of the department and chain store sectors into a smaller number of stronger retailers, which represent some of our most important customers; the increased reliance of retailers on reliable suppliers with design expertise and advanced systems and technology; the continued importance of a brand as a source of product differentiation.

COMPETITIVE STRENGTHS

We believe that we have the following competitive advantages in our industry:

     PORTFOLIO OF STRONG BRANDS. We currently own four major brands (Munsingwear, Crossings, Natural Issue and Grand Slam) with a total of over 40 sub-brands (such as Penguin and Career Club). We also design, source and market three other major brands (PNB Nation, Andrew Fezza, and Ping) which we license under existing agreements with various expiration dates and renewal options. These brands enjoy national recognition in their respective sectors of the apparel industry and have a loyal consumer and retailer following. Brand recognition is critical in the apparel industry, where strong brand names help define consumer preferences and drive department store floor space allocation. We believe that each of the Perry Ellis International and John Henry/Manhattan acquisitions will further enhance our established portfolio of recognizable brands.

     STRONG RETAILER RELATIONSHIPS. We believe our established relationships with retailers at all distribution levels give us the opportunity to maximize the selling space dedicated to our products, monitor our brand presentation and merchandising selection, and introduce new brands and products. We have long-standing relationships with our largest customers, including J.C. Penney and Sears Roebuck (more than 20 years), Federated Department Stores (12 years), Wal-Mart (10 years), Kohl's (6 years) and Dayton Hudson (5 years). We believe that we have maintained these long relationships as a result of our quality brand name products and our dedication to customer service. Management, in conjunction with our 30 salespeople, meets with our major customers frequently to review product offerings, establish and monitor sales plans, and design joint advertising and promotional campaigns. We believe our reliable delivery times, consistent product quality and quick response to design trends and inventory demands allow us to meet our retailers' current requirements. In addition, our global sourcing network, design expertise, advanced systems and technology, and new warehousing facility enhance our ability to meet the changing and increasing needs of our retailers.

     STRONG LICENSING CAPABILITIES AND RELATIONSHIPS. By actively licensing the brands we own, we have gained significant experience in identifying potential licensing opportunities and have established relationships with many active licensees. We believe that our broad portfolio of brands appeals to licensees because it gives them the opportunity to sell their products in many different retail distribution channels. For example, a manufacturer of men's accessories might license the Crossings brand to sell to national department stores and the Munsingwear brand to target mass merchandisers. We believe that our licensing expertise, which is supported by a dedicated staff, will allow us to continue marketing our brands to apparel producers effectively.

     WORLD-WIDE LOW-COST SOURCING CAPABILITIES. Our global network of suppliers enables us to purchase apparel products at competitive cost without sacrificing quality, while at the same time reacting quickly to our retailers' needs and maximizing production flexibility. We developed this expertise through more than 32 years of experience in purchasing our products from suppliers around the world. No individual supplier in fiscal 1999 accounted for more than 6.9% of our total sourcing needs. We currently maintain a staff of experienced professionals principally located in the United States, Korea, China and Mexico, and a global network of ten sourcing and quality assurance offices, which closely monitor our suppliers to maintain strict quality standards and identify new sourcing opportunities. By sourcing our products, we manage our inventories more effectively and do not incur the costs of maintaining and operating production facilities.

     DESIGN EXPERTISE AND ADVANCED TECHNOLOGY. Our in-house staff consists of five designers, who have an average of 18 years of experience, and are supported by a staff of 14 other design professionals. Together, they design substantially all of our products utilizing computer-aided design technology. The use of this technology minimizes the time-consuming and costly production of actual sewn samples prior to customer approval. It also allows us to create custom-designed products meeting the specific needs of our customers and facilitates a quick response to changing fashion trends. Our computer-aided design technology produces approximately 800 designs per month and our library currently contains approximately 52,000 designs.

     CAPACITY FOR GROWTH. We will be able to leverage our recent investments in infrastructure and our skilled personnel to accommodate future internal growth and selected acquisitions. Our recent move to a new approximately 238,000 sq. ft. office and warehouse facility in Miami with 170,000 sq. ft. of warehouse space has positioned us to increase capacity with no significant additional capital expenditure. This facility and our 15,000 sq. ft. of office space in New York are sufficient to accommodate additional personnel. However, we expect that our staffing levels will rise at a lower rate than our revenue growth.

     PROVEN ABILITY TO INTEGRATE ACQUISITIONS. Since 1993, we have acquired and integrated four major brands, which currently have over 40 sub-brands. We selectively target brands that we believe are underperforming and can be revitalized using our competitive strengths. To date our most significant brand purchase was the Munsingwear brand in 1996. As part of an extensive integration process, we:

       /bullet/ repositioned the brand based on our "family of brands" strategy;

      /bullet/ improved the responsiveness to market trends by applying our design and sourcing expertise; and

      /bullet/ communicated the new positioning of the brand through a wide ranging marketing program.

As a result, Munsingwear annual revenues increased by 55.7% to approximately $66.0 million in fiscal 1999 from approximately $42.4 million in fiscal 1998, the first full year of our ownership. We believe that we can successfully integrate additional brands into the Supreme family of brands and revitalize them. For example, we intend to license the Perry Ellis brand for additional product categories such as women's wear and expand into geographic areas where the Perry Ellis brand has been historically underrepresented such as Europe and Asia.

     EXPERIENCED MANAGEMENT TEAM. Our senior management team averages nearly 20 years of experience in the apparel industry. Our management team also has significant experience in developing and revitalizing brand names, has an established reputation with retailers, the trade and the financial community, and possesses a diverse skill base, which incorporates brand marketing, sourcing and management information systems.

BUSINESS STRATEGY

     Our "family of brands" marketing approach is designed to develop a distinct brand for each product category within each distribution channel. For example, we sell our golf sportswear under the Munsingwear brand to mass merchants, under the Grand Slam brand to department stores and under the Ping brand to higher-end retailers, golf shops and resorts. By differentiating our brands in this manner, we can better satisfy the needs of each type of retailer by offering brands tailored to its specific distribution channel. In addition, we believe that this strategy helps insulate us from changing retail patterns, allows us to maintain the integrity of each distribution channel and helps prevent brand erosion.

     Our objective is to develop and enhance our brands by:

       /bullet/ carefully maintaining distinct distribution channels for each of our brands;

       /bullet/ consistently designing, sourcing and marketing quality products;

       /bullet/ reinforcing the image of our brands and continuously promoting them; and

       /bullet/ updating our styles to keep them current.

     Controlling strong brands allows us to increase our retail base, license these brands to third parties, develop sub-brands and grow internationally.

     To achieve our objective, we have adopted a strategy based on the following elements:

     INCREASE BRAND NAME RECOGNITION. We intend to enhance recognition of our brand names by promoting our brands at both the retailer and consumer levels. We conduct cooperative advertising in print and broadcast media in which various retailers feature our products in their advertisements. We have also begun direct consumer advertising in select markets by placing highly visible billboards, sponsorships, special event advertisements and magazine advertisements in periodicals such as Men's Health and Gentleman's Quarterly. Licensing our brands to third parties also serves to enhance brand recognition by providing increased consumer exposure. We also recently established Web sites for each of our major brands to position us to take advantage of opportunities created by the Internet.

     INCREASE DISTRIBUTION. We intend to increase the distribution of our existing products by expanding the number of regional, national and international retailers that carry our brands and increasing the number of stores in which each of these retailers sells our products. This increased exposure should broaden our established reputation at the retail and consumer levels. We selectively pursue new channels of distribution for our products, focusing on maintaining the integrity of our products and reinforcing our image at existing retail stores, as well as introducing our products to geographic areas and consumer sectors that are presently less familiar with our products.

     CONTINUE TO DIVERSIFY PRODUCT LINE. We intend to broaden the range of our product lines, capitalizing on the name recognition, popularity and discrete target customer segmentation of each major brand. For example, we introduced a sweater line under the Crossings brand and expanded it to include several of our other brands. We have also expanded into urban wear with the licensing of the PNB Nation brand, dress sportswear with the licensing of the Andrew Fezza brand and high-end golf sportswear with the licensing of the Ping brand.

     EXPAND LICENSING ACTIVITIES. Since acquiring Munsingwear in 1996, we have significantly expanded the licensing of our brands to third parties for various product categories. Similar to the Munsingwear acquisition, we believe the pending acquisitions of the Perry Ellis and John Henry/
Manhattan brands will provide significant licensing opportunities. We intend to use these nationally-recognized brands to expand our licensing activities, particularly with respect to additional product categories, such as women's wear, and into geographic areas which we believe have been historically underrepresented by these brands, such as Europe and Asia. We plan to work with our licensees to strengthen their marketing efforts and thereby increase our revenues.

THE PENDING ACQUISITIONS

     PERRY ELLIS INTERNATIONAL, INC. In January 1999, we agreed to buy Perry Ellis International, Inc. for approximately $74.6 million in cash, net of purchase price adjustments. Perry Ellis International, Inc. is a privately held company, which owns and licenses the Perry Ellis brand, currently one of the top selling brands in department stores in the United States. Perry Ellis International, Inc. is currently the licensor under 34 license agreements, primarily for various categories of men's wear, boy's wear and fragrances. The purchase of the Perry Ellis brand gives us a widely recognized brand in the market and will be our premier brand.

     Perry Ellis, who was an internationally-known designer, positioned his brand to be associated with quality, value and innovative designs and to appeal to high-income, status conscious, 25-50 year-old men. His successors have maintained the brand's premier image into the 1990's as annual retail sales by the brand's 34 licensees in various product categories exceeded $900 million in 1998. Perry Ellis International, Inc. is currently one of the largest selling brands in department stores such as Dillards, Federated Department Stores, Saks Fifth Avenue and May's Department Stores at retail price points ranging from $39.99 to $99.99 for dress shirts.

     We intend to capitalize on Perry Ellis' image as a premier brand by seeking licensing opportunities in the product categories in which we currently do not have a large presence, such as women's wear and men's accessories, and into geographic areas historically underrepresented by this brand, such as Europe and Asia. Currently, Perry Ellis branded products are principally sold in the men's wear, boy's wear and fragrance product categories, and are sold mostly in the United States. We plan to apply the elements of our brand strategy to the Perry Ellis brand in order to strengthen it. We believe that our significant experience in identifying strong licensees and our current relationship with experienced licensees will enable us to capitalize on the various licensing opportunities for the Perry Ellis brand. We will also work with Perry Ellis International, Inc.'s current licensees to further enhance the brand's image and generate greater licensing revenue.

     Although the Perry Ellis brand has international recognition, we perceive the brand to be underperforming in international markets such as Europe and Asia. We believe that our brand and licensing experience will enable us to capitalize on these international opportunities. This acquisition is expected to close in early April 1999 and is intended to be financed from the net proceeds of a Rule 144A offering of $100.0 million in aggregate principal amount of senior subordinated notes due 2009.

     JOHN HENRY/MANHATTAN. In December 1998, we entered into an agreement to buy certain assets of the John Henry and Manhattan dress shirt business from Salant Corporation, which is currently in a Chapter 11 bankruptcy proceeding. On February 24, 1999, the bankruptcy court approved the purchase for $27.0 million plus the value of the existing dress shirt inventory (which is currently estimated to be approximately $17.2 million). The assets to be purchased consist of the John Henry, Manhattan and Lady Manhattan trademarks and trade names, license agreements, certain manufacturing equipment and the existing dress shirt inventory. Phillips-Van Heusen Corporation has agreed, subject to certain conditions including regulatory approval, to buy the existing dress shirt inventory at our acquisition cost concurrently with the John Henry/Manhattan acquisition and to license from us the John Henry and Manhattan brands for men's dress shirts. In connection with the acquisition, we will assume a lease for a shirt manufacturing facility located in Mexico which expires in July 1999. Although no agreement has been reached, we intend to sublease the Mexican facility to one of our suppliers for use in the production of our products or not renew the lease.

     The John Henry/Manhattan acquisition is subject to a number of conditions, including regulatory approval, amendment of our revolving credit facility with a group of banks (the "Senior Credit Facility"), amendment of a synthetic lease (the "Lease") entered into to finance our new office and warehouse facility and, if consummated, is expected to close in late March or early April 1999. The acquisition price, net of the $1.0 million deposit we have paid and the proceeds from sale of the existing dress shirt inventory, will be approximately $26.0 million and is intended to be financed with borrowings under our Senior Credit Facility, which we expect to amend prior to consummation of the acquisition.

     The licenses to Phillips-Van Heusen have an initial term of three years and Phillips-Van Heusen has options to renew the licenses for four additional terms of three years each. The minimum royalty for the first three years would be approximately $1.5 million and approximately $1.5 million for the John Henry and Manhattan licenses, respectively, and would increase by varying percentages in the 12 subsequent years. Phillips-Van Heusen is required to contribute $1.0 million to an overall $3.0 million advertising/marketing campaign for the first 18 months of the license term.

     Upon consummation of the John Henry/Manhattan acquisition, we will pay Icahn Associates Corp., an affiliate of Carl Icahn, or its affiliates ("IAC") a financial advisory fee consisting of $1.0 million in cash and a right to purchase 1,320,000 shares of our common stock at $12.00 per share. Simultaneously with the exercise of the right, IAC will be required to enter into a two-year standstill agreement and will receive certain registration rights with respect to the shares.

     We are currently a licensee for the John Henry brand name and are thus very familiar with the brand and its potential. The John Henry brand is highly recognizable, appealing to 25 to 55 year-old middle-income men and is a leading brand of men's dress casualwear at Sears Roebuck, one of our existing customers. The John Henry brand is one which consumers associate with quality and value.

     The Manhattan brand has a history in excess of 50 years. The brand appeals to 25 to 65 year-old low-income men and is a popular dress shirt at Wal-Mart and Kmart Corporation. It also has a strong presence in Asia and in other mass merchandisers such as Meijer's. The brand has been positioned to be associated with value at a moderate price.

BRANDS

     The key components of our brand strategy are (a) to provide consistent quality products, (b) to distribute the brands in distinct channels of distribution and (c) to reinforce and capitalize on the brand's image through new product development and image advertising. This strategy has enabled us to increase our customer base, license our brands to third parties and develop sub-brands.

     In fiscal 1999, over 81.4% of our total revenues resulted from sales of brands we own or license. We currently own four nationally recognized brands, which are the Natural Issue, Munsingwear,

Grand Slam and Crossings brands. There have been over 40 sub-brands developed from these four major brands. We also have licenses to distribute other nationally recognized brands including the Ping, Andrew Fezza and PNB Nation brands. Our depth of brand selection enables us to target consumers across a wide range of ages, incomes and ethnic groups.

     NATURAL ISSUE. We developed the Natural Issue brand in 1988 to appeal to middle-income men who are 25-55 years old. The brand is now a well-established brand which we have positioned to be associated with value and quality. Natural Issue products include shirts, pants and shorts and are primarily sold in chain stores, such as Sears Roebuck, Kohl's, J.C. Penney and Mervyn's at retail price points ranging from $22.99 to $30.99.

     MUNSINGWEAR AND GRAND SLAM. We purchased the Munsingwear and Grand Slam brands along with their associated sub-brands in 1996 to appeal to middle income 30-70 year-old men who are sports enthusiasts. These well-known brands are identified by their signature penguin logo and have over 100 years of history. We have positioned these brands to be associated with fashion at a moderate price. Munsingwear and Grand Slam products include golf shirts, pants and shorts. The Munsingwear brand is primarily sold in sporting goods stores such as The Sports Authority and FootLocker at retail price points ranging from $12.99 to $26.99. The Grand Slam brand is primarily sold in department stores such as Dayton Hudson, Federated Department Stores and May's Department Stores at retail price points ranging from $24.99 to $39.99.

     Some of the successful sub-brands of the Munsingwear brand include the Munsingwear Lifestyle/registered trademark/ sub-brand for casual sportswear and the Munsingwear Golf/registered trademark/ and Slammer/registered trademark/ sub-brands for golf sportswear. These sub-brands are sold primarily to regional mass merchandisers such as Meijer and Uptons at retail price points ranging from $18.99 to $24.99.

     We also offer golf sportswear under the Grand Slam Tour sub-brand, which is sold primarily in golf shops and top-tier stores, and the Penguin Sport/registered trademark/ sub-brand, which is sold primarily to the chain stores. The retail price points of the Grand Slam Tour and Penguin Sport sub-brands are $24.99 to $39.99 and $23.99 to $24.95, respectively.

     CROSSINGS. We purchased the well-known Crossings sweater brand in 1997 in order to increase our product offerings to include sweaters appealing to middle-income 25-55 year-old men. We positioned the brand to be associated with value and quality and have expanded it to include shirts. The Crossings brand is primarily sold to department stores such as Federated Department Stores, May's Department Stores and Saks Fifth Avenue at retail price points ranging from $22.99 to $30.99 for sweaters.

     PING. We obtained a license for the prestigious Ping golf brand in 1998 to appeal to high-income 25-50 year-old men who are status-conscious. The license, which covers the world other than Japan, has an initial term expiring in December 2001 with the possibility of renewal depending on satisfactory performance of our obligations under the licensing agreement. The brand is a well-known and prestigious golf brand which we positioned to be associated with the highest standard of quality in the golf business. Currently, we sell golf shirts, sweaters, pants, outerwear and hats under this brand. The brand is sold primarily in golf shops and top-tier stores at retail price points ranging from $50.00 to $105.00.

     ANDREW FEZZA. We obtained a license for the Andrew Fezza brand in 1998 to appeal to high-income 25-50 year-old men who enjoy shopping for designer clothes. The license covers the United States, its territories and possessions and has an initial term expiring in June 2003. We have an option to renew for an additional 5 years depending on satisfactory performance of our obligations under the licensing agreement. Andrew Fezza is a recognized living American designer who is actively involved with the design and marketing of the brand. We have positioned the brand to be associated with a classic European style at a moderate price. Andrew Fezza's products include shirts and pants. The Andrew Fezza brand is primarily sold to department stores such as May's Department Stores,

Federated Department Stores and Saks Fifth Avenue at retail price points ranging from $25.99 to $34.99 for shirts and $29.99 to $49.99 for pants.

     PNB NATION. We obtained a license for the urban-oriented PNB Nation brand in 1998 to appeal to 15-30 year-old men whose clothes are very important to their identities and who enjoy the urban culture, music and night life. The license covers the United States and has an initial term of at least two years, and we have an option to purchase the brand. PNB Nation's products include shirts, pants and outerwear. The brand is primarily sold in urban stores and sporting goods stores such as The Buckle, Pacific Sunwear and Dr. Jays at retail price points ranging from $14.99 to $34.99 for shirts and $39.99 to $79.00 for pants.

     PRIVATE LABEL. In addition to our sales of branded products, we sell products to retailers for marketing as private label, own-store lines. In fiscal 1999, we sold private label products to Wal-Mart, Kmart and Meijer. Private label sales generally yield lower profit margins than comparable branded products. Consequently, our strategy is to increase sales of branded products. Private label sales accounted for approximately 18.6%, 24.6% and 28.5% of net sales during fiscal 1999, 1998 and 1997.

PRODUCTS AND PRODUCT DESIGN

     We offer a broad line of high quality men's sportswear, including sport and dress shirts, golf sportswear, sweaters, urban wear and casual and dress pants and shorts. Substantially all of our products are designed by our in-house staff utilizing our advanced computer-aided design technology. This technology enables us to produce computer-generated simulated samples that display how a particular style will look in a given color and fabric. These samples can be printed on paper or directly onto fabric to more accurately present the colors and patterns to a potential retailer. In addition, we can quickly alter the simulated sample in response to retailer comments, such as a request to change the colors, print layout, collar style and trimming, pocket details and/or placket treatments. The use of computer-aided design technology minimizes the time-consuming and costly need to produce actual sewn samples prior to retailer approval and allows us to create custom-designed products meeting the specific needs of a retailer.

     In designing our apparel, we seek to foster consumer appeal by combining functional, colorful and high quality fabrics with creative designs and graphics. Styles, color schemes and fabrics are also selected to encourage consumers to coordinate outfits, thereby encouraging multiple purchases. Our design staff seeks to stay abreast of the latest design trends by attending trade shows and periodically conducting market research in Europe and the United States.

Our products include:

     SHIRTS. We offer a broad line of sport shirts, which include cotton and cotton-blend printed and plain knit shirts, cotton woven shirts, silk, cotton and rayon printed button front sport shirts, linen sport shirts, golf shirts, and embroidered cotton shirts. Our shirt line also includes dress shirts, brushed twill shirts, jacquard knits and yarn-dyed flannels. In addition, we are a leading distributor in the United States of guayabera shirts. We market shirts under a number of our own brands as well as the private labels of our retailers. Sales under our brands and those licensed by us account for a significant majority of shirt sales. Our shirts are produced in a wide range of men's sizes, including sizes for the big and tall men's market. Sales of shirts accounted for approximately 82%, 83% and 87% of net sales during fiscal 1999, 1998 and 1997, respectively.

     PANTS. Our lines of pants include a variety of styles of wool, wool-blend, linen and poly/rayon dress pants, casual pants in cotton and poly/cotton and linen/cotton walking shorts. We offer our pants in a wide range of men's sizes and generally market them as complements to our shirt lines. Sales of pants accounted for approximately 11%, 11% and 7% of net sales during fiscal 1999, 1998 and 1997, respectively.

     OTHER PRODUCTS. We began to offer sweaters when we purchased the Crossings brand in 1997 and recently introduced sweaters under our other brands. The majority of the other products we sell is sweaters, which accounted for approximately 4% of net sales during fiscal 1999. We also began to offer a line of urban sportswear, tee-shirts and outerwear when we licensed the PNB Nation brand. Sales of other products (including sweaters) accounted for approximately 7%, 6% and 6% of net sales during fiscal 1999, 1998 and 1997, respectively.

MARKETING AND DISTRIBUTION

     We market our apparel products to retailers principally through the direct efforts of an in-house sales staff and independent commissioned sales representatives who work exclusively for us. These in-house employees and commissioned sales representatives accounted for approximately 84% of net sales for fiscal 1999. To supplement our sales efforts, we also use other non-exclusive independent commissioned sales representatives, who generally market other product lines as well as ours, and we attend major industry trade shows and tele-market our products to specialty retailers. We also advertise to retailers through print advertisements in a variety of trade magazines and newspapers. In order to promote our men's sportswear at the consumer level, we share the cost of conducting cooperative advertising in print and broadcast media in which various retailers feature our products in their advertisements. We also conduct various in-store marketing activities with our retailers, such as placing displays of our product line with an emphasis on related and coordinated clothing in highly visible locations and offering promotions geared to holidays such as Christmas and Father's Day. In fiscal 1997, we started direct consumer advertising in select markets featuring the Natural Issue, Grand Slam and Munsingwear brands through the placement of highly visible billboards, sponsorships, and special event advertising. We also established Web sites featuring our brands.

     The following table sets forth the principal brand names for our product categories at different levels of retail distribution.

                                    PRODUCT CATEGORY
                         -----------------------------------------
         RETAIL                           CASUAL
   DISTRIBUTION LEVEL                   SPORTSWEAR
-----------------------  -----------------------------------------
 High End Specialty                        --
 Retailer, Golf Shops,
 Resorts

 National Department     Crossings
 Stores                  Perry Ellis America(1)

 Chain Stores            Natural Issue
                         Alexander Martin/registered trademark/

 Regional Stores         Munsingwear
                         Lifestyle/registered trademark/

 Mass Merchandisers      Munsingwear
                         Classics/registered trademark/

 Urban Stores                              --

 Sporting Goods                            --
 Stores

                                                                     PRODUCT CATEGORY
                         ----------------------------------------------------------------------------------------------------
         RETAIL                        GOLF                                DRESS                               URBAN
   DISTRIBUTION LEVEL               SPORTSWEAR                          SPORTSWEAR                           SPORTSWEAR
----------------------   -----------------------------    -------------------------------------  ----------------------------
 High End Specialty      Perry Ellis(1)                   Perry Ellis(1)                                        --
 Retailer, Golf Shops,   Ping
 Resorts                 Grand Slam Tour
 National Department     Grand Slam                       Andrew Fezza                           PNB Nation
 Stores                                                   Perry Ellis(1)
 Chain Stores            Penguin Sport                    John Henry(2)                          Tipo's/registered trademark/
 Regional Stores         Munsingwear                      Corporate Gear/registered trademark/                  --
                         Golf/registered trademark/       Career Club/registered trademark/
                         Slammer/registered trademark/
 Mass Merchandisers      Munsingwear Golf                 etcetera/registered trademark/         New Step/registered trademark/
                         Classics/registered trademark/   Manhattan(2)                           Monte Fino/registered trademark/
 Urban Stores                          --                                  --                    PNB Nation
 Sporting Goods          Munsingwear                                       --                    PNB Nation
 Stores

----------------
(1) We will primarily be a licensor for the Perry Ellis brand in the dress sportswear category upon consummation of the Perry Ellis International acquisition.

(2) We are currently a licensee of the John Henry brand but, subject to consummation of the John Henry/Manhattan acquisition, will become a licensor of the John Henry and Manhattan brands in the dress shirt product category.

     We believe that the pending Perry Ellis International and John Henry/Manhattan acquisitions will provide us with additional nationally recognized brands which we can similarly leverage into additional sub-brands, geographic areas and distribution channels.

     We believe that customer service is a key factor in successfully marketing our apparel products and seek to provide retailers with a high level of customer service. We coordinate efforts with retailers to develop products meeting their specific needs using our design expertise and computer-aided design technology to offer custom-designed products. We also use our sourcing capabilities to produce and deliver products on a timely basis.

     Our in-house sales staff is responsible for retailer follow-up and support including monitoring prompt order fulfillment and timely delivery. We utilize an Electronic Data Interchange ("EDI") system for certain retailers in order to provide advance shipping notices, process orders and conduct billing operations. In addition, certain retailers use the EDI system to communicate their weekly inventory requirements per store to us electronically. We then fill those orders either by shipping directly to the individual stores or by sending shipments, individually packaged and bar-coded by store, to a retailer's centralized distribution center.

SOURCES OF SUPPLY

     We currently use independent contract foreign manufacturers to produce all of our products. We have 48 suppliers from countries in the Far East and other parts of Asia and 24 suppliers in Mexico and from countries in Central America. We believe that the use of numerous independent suppliers allows us to maximize production flexibility while avoiding significant capital expenditures and the costs of maintaining and operating production facilities. Upon completion of the John Henry/Manhattan acquisition, we will assume the lease for a shirt manufacturing facility in Mexico that expires in July 1999. We intend to sell or sublease the Mexican facility to one of our suppliers for use in the production of our products.

     We maintain offices in Beijing, Guangzhou, Seoul, Taipei and Mexico City. We also operate through independent agents based in Thailand, Hong Kong, Pakistan, Korea, Turkey, Indonesia, India, and Sri Lanka to source our products in Asia and monitor production at contract manufacturing facilities in order to ensure quality control and timely delivery. Similar functions with respect to our Central American suppliers are performed by our personnel based in our Miami, Florida executive offices. We conduct periodic inspections of samples of each product prior to cutting by contractors, during the manufacturing process and prior to shipment. We also have full-time quality assurance inspectors in the Dominican Republic, Honduras, El Salvador, Guatemala and each of our overseas offices. Finished goods are generally shipped to our Miami, Florida facilities for repackaging and distribution to customers. Our return policy permits customers to return any defective products for credit. These returns were not material in any of the last three fiscal years.

     In order to assist with timely delivery of finished goods, we function as our own customs broker enabling us to prepare our own customs documentation and arrange for any inspections or other clearance procedures with the United States Customs Service. We are also a member of the United States Customs Automated Interface program, which permits us to clear our goods through United States Customs electronically, generally reducing the necessary clearance time to a matter of hours rather than days.

LICENSING OPERATIONS

     For the past four years, we have been actively licensing the brands we own to third parties for various product categories. Licensing our brands enhances their image by increasing their distribution and visibility without requiring us to make a significant capital investment or incur significant operating expenses. As a result of this strategy, we have gained significant experience in identifying potential licensing opportunities and have established relationships with many active licensees.

     We are currently the licensor under approximately 24 license agreements for various products including outerwear, underwear, activewear and loungewear. Sales of licensed products by our licensees were approximately $78.7 million, $73.9 million and $67.7 million in fiscal 1999, 1998 and 1997, respectively. We received royalties from these sales and sign-up fees from new licenses of approximately $3.1 million, $4.0 million and $1.7 million in fiscal 1999, 1998 and 1997, respectively.

     Upon completion of each of the Perry Ellis International and John Henry/Manhattan acquisitions, we will acquire significant additional licensing operations of nationally recognized brand names. As a result of these acquisitions and the overall growth of our licensing operations, we plan to hire an experienced senior executive to oversee and manage these operations.

     To maintain a brand's image, we closely monitor our licensees and pre-approve all products licensed. In evaluating a potential licensee, we consider the experience, financial stability, manufacturing performance and marketing ability of the proposed licensee. We also evaluate the marketability of the proposed products and their compatibility with products currently being marketed under that brand. We regularly monitor product design, development, merchandising and marketing and schedule meetings throughout the year with licensees to ensure quality, uniformity and consistency with our overall marketing, merchandising and design strategies. All of our licensees' products, advertising, promotional and packaging materials must be approved in advance by us.

     As part of our licensing strategy, we work with our licensees to further enhance the products, brand images and sales. We offer licensees marketing support and use our relationship with retailers to help them become more profitable.

     Our license agreements generally extend for a period of 3 to 5 years with options to renew prior to expiration for an additional multi-year period. A typical agreement requires that the licensee pay us the greater of a royalty based on a percentage of the licensee's net sales of the licensed products or a guaranteed minimum royalty that typically increases over the term of the agreement. Generally, licensees are required to spend a percentage of the net sales of licensed products on advertising and promotion of the licensed products.

CUSTOMERS

     We sell merchandise to a broad spectrum of retailers, including chain stores, department stores, mass merchandisers and specialty stores. Our largest customers include Dayton Hudson, Sears Roebuck, Federated Department Stores, Kohl's, Wal-Mart and J.C. Penney. Net sales to our five largest customers aggregated approximately 48%, 47% and 54% of net sales in fiscal 1999, 1998 and 1997, respectively. For fiscal 1999, sales to Dayton Hudson, Sears Roebuck, and Federated Department Stores each accounted for approximately 15%, 10% and 10%, respectively, of net sales. For fiscal 1998, sales to Dayton Hudson and Sears Roebuck each accounted for approximately 12% and 13% of net sales, respectively. For fiscal 1997, sales to Kmart Corporation, J.C. Penney and Sears Roebuck each accounted for approximately 15%, 12% and 12%, respectively, of net sales. No other single customer accounted for more than 10% of net sales during such fiscal years.

SEASONALITY AND BACKLOG

     Our products were historically geared towards lighter weight products generally worn during the spring and summer months. We believe that this seasonality has been reduced with the introduction of fall, winter, and holiday merchandise. Our higher priced products generally tend to be less sensitive to economic conditions and the weather, as compared to our lower priced products. While the variation in our sales on a quarterly basis has narrowed, seasonality can be affected by a variety of factors, including the mix of advance and fill-in orders, the amounts of sales to different distribution levels and overall product mix between traditional and fashion merchandise.

     We generally receive orders from our retailers approximately five to seven months prior to shipment. For approximately 80.0% of our sales, we have orders from our retailers before we place orders with our suppliers. A summary of the order and delivery cycle for our four primary selling seasons is illustrated below:

 MERCHANDISE SEASON     ADVANCE ORDER PERIOD     DELIVERY PERIOD TO RETAILERS
--------------------   ----------------------   -----------------------------
        Spring             June to August              January to March
        Summer            August to October             April and May
         Fall            November to January          July to September
        Holiday          February and March          October and November

     Sales and receivables are recorded when inventory is shipped, with payment terms generally 30 to 60 days from the date of shipment. At January 31, 1999, our backlog of orders for our products, all of which are expected to be shipped prior to September 1999, was approximately $99.6 million, compared to approximately $104.4 million at January 31, 1998.

COMPETITION

     The retail apparel industry is highly competitive and fragmented. Our competitors include numerous apparel designers, manufacturers, importers and licensors, many of which have greater financial and marketing resources than we do. We believe that the principal competitive factors in the industry are (1) timeliness, reliability and quality of services provided, (2) market share and visibility, (3) price, and (4) the ability to anticipate consumer demands and maintain appeal of products to customers.

     The level of competition and the nature of our competitors varies by product segment. We believe mass-market manufacturers are our main competitors in the less expensive segment of the market, and American and foreign designers and licensors are our main competitors in the more upscale segment of the market. We believe that our continued dedication to customer service, product assortment and quality control, as well as our selective pursuit of licensing and acquisition opportunities, directly addresses the competitive factors listed above in all market segments. To date, we have competed successfully, but there can be no guarantee that we will continue to do so in the future.

TRADEMARKS

     We hold or have applied for U.S. trademarks for our most significant brand names. We may be subject to claims and suits against us, as well as the initiator of claims and suits against others, in the ordinary course of our business, including claims arising from the use of our trademarks. We do not believe that the resolution of any pending claims will have a material adverse affect on our business, financial condition, results of operations or cash flows.

EMPLOYEES

     We employed approximately 385 persons as of January 31, 1999. None of our employees are subject to a collective bargaining agreement, and we believe that our employee relations are good.

ITEM 2. PROPERTIES

     Our administrative offices, warehouse and distribution facility are located in a 238,000 square foot leased facility in Miami which was built to our specifications and was completed in 1997. The facility is occupied pursuant to the Lease, which has an initial term expiring in 2003 and a minimum annual rental payment of approximately $1.1 million and a minimum contingent rental payment of $12.3 million if we do not renew the lease after the initial 5-year term. In March 1998, for purposes of potential future expansion, we purchased certain land adjacent to our facility from a non-affiliated third party for $1.1 million.

     We also lease 15,000 square feet of show rooms and offices in New York City pursuant to a 9-year lease with a non-affiliated third party expiring in December 2007.

     Upon consummation of the Perry Ellis International acquisition, we will assume a lease expiring in April 2004 on Perry Ellis International, Inc.'s New York City facilities. We intend to integrate the New York operations of Perry Ellis International, Inc. into our existing New York City facility. Upon consummation of the John Henry/Manhattan acquisition, we will assume the lease for a Mexican shirt manufacturing facility expiring on July 31, 1999. We intend to sell or sublease the Mexican facility to one of our suppliers for use in the production of our products. This facility employs a work force of approximately 163 workers which are subject to a collective bargaining agreement.

     In order to monitor Far East production of our respective products, we maintain an office in Guangzhou and also lease offices jointly with Carfel, Inc. ("Carfel"), a privately-held corporation controlled by George Feldenkreis, our Chairman of the Board, in Beijing and Taipei.

ITEM 3. LEGAL PROCEEDINGS

     We are subject to claims and suits against us, as well as the initiator of claims and suits against others, in the ordinary course of our business, including claims arising from the use of our trademarks. We do not believe that the resolution of any pending claims will have a material adverse affect on our business, financial condition, results of operations or prospects.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information

     Our common stock has been listed for trading on The Nasdaq National Market under the symbol SUPI since May 21, 1993. The following table sets forth, for the fiscal quarters indicated, the range of high and low closing bid prices per share of common stock as reported by The Nasdaq National Market. Such quotations represents inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                  HIGH($)      LOW($)
                                 ---------   ---------
      Fiscal 1998
      First Quarter ..........      11.00        8.83
      Second Quarter .........      12.00       10.17
      Third Quarter ..........      15.38       11.25
      Fourth Quarter .........      13.13       10.38
      Fiscal 1999
      First Quarter ..........      16.38       10.38
      Second Quarter .........      17.63       15.13
      Third Quarter ..........      17.63        7.50
      Fourth Quarter .........      16.00        9.63

     (b) Holders

     As of March 12, 1999, there were approximately 49 holders of record of our common stock. We believe the number of beneficial owners of our common stock is in excess of 1,100.

     (c) Dividends

     We have not paid any cash dividends since its inception and the Board of Directors does not contemplate doing so in the near future. Payment of cash dividends is prohibited under the Senior Credit Facility. See Note 10 of Notes to Supreme's consolidated financial statements included in Item 8 of this Report. Any future decision as to payment of cash dividends will depend on the earnings and financial position of Supreme and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

           SUMMARY PRO FORMA AND SUPPLEMENTAL FINANCIAL INFORMATION

     The "Pro Forma Financial Information" set forth below gives effect to (i) the Perry Ellis International acquisition and (ii) a Rule 144A offering of $100.0 million in aggregate principal amount of senior subordinated notes due 2009. The "Supplemental Financial Information" set forth below, in addition to giving effect to the transactions included in the Pro Forma Financial Information, gives effect to (i) the John Henry/Manhattan acquisition and the related concurrent sale of the existing dress shirt inventory to Phillips-Van Heusen and (ii) additional indebtedness incurred under the Senior Credit Facility to finance the John Henry/Manhattan acquisition. The income statement and operating information give effect to such transactions as if they had occurred on February 1, 1998 and the balance sheet information gives effect to such transactions as if they had occurred on January 31, 1999.

     The information presented below has been derived from our audited consolidated financial statements, the audited financial statements of Perry Ellis International, Inc. and certain financial information received from Salant Corporation with respect to the John Henry/Manhattan acquisition. This information does not purport to represent what our operating results or financial condition would actually have been had the Perry Ellis International acquisition and/or the John Henry/Manhattan acquisition and related transactions with Phillips-Van Heusen actually occurred as of the dates indicated above or to project our financial condition for any future period. The information presented below should be read in conjunction with our consolidated financial statements and notes thereto, the financial statements and notes thereto of Perry Ellis International, Inc., the Unaudited Pro Forma Combined Financial Information and notes thereto included in Item 8 of this report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 PRO FORMA
                                                             FISCAL YEAR ENDED
                                                             JANUARY 31, 1999
PRO FORMA FINANCIAL INFORMATION                           ----------------------
                                                           (DOLLARS IN MILLIONS)
STATEMENT OF INCOME DATA:
Total revenues ........................................          $  240.6
Depreciation and amortization .........................               5.9
Operating income ......................................              23.1
Interest expense ......................................              12.8

BALANCE SHEET DATA (AT YEAR END):
Working capital .......................................          $   66.5
Total assets ..........................................             183.4
Total debt ............................................             106.5
Total stockholders' equity ............................              64.9

OTHER FINANCIAL DATA AND RATIOS:
Pro Forma EBITDA (a) ..................................          $   29.0
Capital expenditures ..................................               4.0
Ratio of Pro Forma EBITDA to interest expense .........              2.3x
Ratio of total debt to Pro Forma EBITDA ...............              3.7x

SUPPLEMENTAL FINANCIAL INFORMATION

     The Pro Forma Financial Information set forth above does not give effect to the John Henry/Manhattan acquisition because audited financial information for the assets being acquired were not available from Salant Corporation prior to the filing of this report. However, we have been provided with certain unaudited financial information for the 11 months ended November 30, 1998 that has been derived from Salant's internal financial records. Based on this information, EBITDA related to the John Henry and Manhattan brands being acquired for the 11 months ended November 30, 1998 was $3.8 million ("Estimated EBITDA") (see note (b) below). The sum of the $29.0 million Pro Forma EBITDA (with respect to the Perry Ellis International acquisition) set forth above plus Estimated EBITDA is $32.8 million ("Adjusted EBITDA"). The information used to calculate the Estimated EBITDA and, correspondingly, the Adjusted EBITDA may not be reliable because Estimated EBITDA (i) has been obtained from the unaudited financial records of Salant Corporation, (ii) reflects only 11 months of operations and (iii) does not include the impact of any additional costs or expenses that may be recorded by Salant Corporation in December, as a result of normal year end adjustments or otherwise, that relate to the 11 months ended November 30, 1998. Additionally, the Estimated EBITDA and, correspondingly, the Adjusted EBITDA do not take into consideration any expenses of assuming the lease for the dress shirt manufacturing facility located in Mexico, operating that facility or disposing of that facility. Although no agreement has been reached, we intend to either sublease the facility or not renew the lease.

     The following financial information supplements the Pro Forma Financial Information set forth above to give effect to the John Henry/Manhattan acquisition and related Phillips-Van Heusen transactions by adjusting (i) Pro Forma EBITDA by Estimated EBITDA and (ii) Total Debt and interest expense by the additional debt of $27.0 million and related interest expense of $2.1 million to be incurred to finance the John Henry/Manhattan acquisition (assuming that Phillips-Van Heusen acquires the existing dress shirt inventory concurrently with the closing of the John Henry/Manhattan acquisition) (dollars in millions):

Pro Forma EBITDA .....................................    $   29.0
Estimated EBITDA(b) ..................................         3.8
                                                          --------
  Adjusted EBITDA(a) .................................    $   32.8
                                                          ========
Interest expense .....................................    $   14.9
                                                          --------
Total Debt ...........................................    $  133.5
                                                          --------
Ratio of Adjusted EBITDA to interest expense .........        2.2x
Ratio of Total Debt to Adjusted EBITDA ...............        4.1x

----------------

(a) EBITDA represents net income before taking into consideration interest expense, income tax expense, depreciation expense, and amortization expense. EBITDA is not a measurement of financial performance under generally accepted accounting principles and does not represent cash flow from operations. Accordingly, do not regard this figure as an alternative to net income (loss) or as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. We believe that EBITDA is widely used by analysts, investors and other interested parties in our industry but it is not necessarily comparable with similarly titled measures for other companies. See "Statements of Cash Flows" in our consolidated financial statements and in the financial statements of Perry Ellis International, Inc. contained in Item 8 of this report.
(b) Estimated EBITDA represents the sum of (i) royalty income related to the John Henry and Manhattan brands being acquired less the related direct expenses (which exclude any allocation of corporate expense), in each case for the 11 months ended November 30, 1998 as determined from the financial information provided by Salant Corporation referred to above and (ii) the minimum yearly royalty required to be paid to us by Phillips-Van Heusen pursuant to its license of the John Henry and Manhattan brands.

                   SUMMARY HISTORICAL FINANCIAL INFORMATION
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

     The following table presents selected historical financial and operating data derived from the audited consolidated financial statements of Supreme and the audited financial statements of Perry Ellis International, Inc. The historical financial data should be read in conjunction with our consolidated financial statements and the notes and the financial statements of Perry Ellis International, Inc. and the notes thereto appearing elsewhere herein and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 FISCAL YEAR ENDED JANUARY 31,
                                             ---------------------------------------------------------------------
                                                  1995          1996          1997          1998          1999
                                             ------------- ------------- ------------- ------------- -------------
SUPREME HISTORICAL

STATEMENT OF INCOME DATA:
Net sales ..................................  $   90,564    $  121,839    $  157,373    $  190,689    $  221,347
Net royalty income .........................          --           759         1,654         4,032         3,057
                                              ----------    ----------    ----------    ----------    ----------
Total revenue ..............................      90,564       122,598       159,027       194,721       224,404
Cost of sales ..............................      69,187        92,145       122,046       145,991       166,198
                                              ----------    ----------    ----------    ----------    ----------
Gross profit ...............................      21,377        30,453        36,981        48,730        58,206
Selling, general and administrative
 expenses ..................................      13,493        20,395        24,729        34,137        39,478
Depreciation and amortization ..............         474           725         1,147         1,748         2,161
                                              ----------    ----------    ----------    ----------    ----------
Operating income ...........................       7,410         9,333        11,105        12,845        16,567
Interest expense ...........................       1,219         2,224         1,664         2,782         3,494
                                              ----------    ----------    ----------    ----------    ----------
Income before income taxes .................       6,191         7,109         9,441        10,063        13,073
Income taxes ...............................       2,319         2,685         3,597         2,885         4,491
                                              ----------    ----------    ----------    ----------    ----------
Net income .................................  $    3,872    $    4,424    $    5,844    $    7,178    $    8,582
                                              ==========    ==========    ==========    ==========    ==========
Net income per share
 Basic .....................................  $    0.73     $    0.76     $    0.89     $    1.10     $    1.29
 Diluted ...................................  $    0.73     $    0.75     $    0.89     $    1.08     $    1.27
Weighted average number of shares
 outstanding
 Basic .....................................   5,300,000     5,800,000     6,534,446     6,540,604     6,674,103
 Diluted ...................................   5,300,000     5,874,470     6,595,147     6,665,635     6,769,810

OTHER FINANCIAL DATA AND RATIOS:
EBITDA (a) .................................  $    7,884    $   10,058    $   12,252    $   14,593    $   18,728
Capital expenditures .......................         747         1,309         1,058         3,828         4,005
Ratio of earnings to fixed charges (b) .....         5.3x          3.8x          5.7x          4.1x          4.2x

BALANCE SHEET DATA (AT YEAR END):
Working capital ............................  $   43,067    $   47,760    $   23,575    $   66,166    $   71,300
Total assets ...............................      55,512        53,735        88,158       101,650       108,958
Total debt (c) .............................      28,256         6,968        31,949        39,658        33,511
Total stockholders' equity .................      22,016        43,833        47,775        55,155        64,946

                                                   (CONTINUED ON FOLLOWING PAGE)

                                                            FISCAL YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                            1996         1997         1998
                                                         ----------   ----------   ----------
PERRY ELLIS INTERNATIONAL, INC. HISTORICAL

STATEMENT OF INCOME DATA:
Net royalty income ...................................    $10,917      $15,660      $16,177
Selling, general and administrative expenses .........      8,606        7,109        8,398
Depreciation and amortization ........................        212          226          228
                                                          -------      -------      -------
Operating income .....................................      2,099        8,325        7,551
Interest income ......................................        144          136           32
                                                          -------      -------      -------
Income before income taxes ...........................      2,243        8,461        7,583
Income taxes .........................................        218          852          760
                                                          -------      -------      -------
Net income ...........................................    $ 2,025      $ 7,609      $ 6,823
                                                          =======      =======      =======
OTHER FINANCIAL DATA AND RATIOS:
EBITDA (a) ...........................................    $ 2,455      $ 8,688      $ 7,811
Capital expenditures .................................         47           87           21
BALANCE SHEET DATA (AT YEAR END):
Working capital ......................................    $ 1,995      $   (27)     $ 2,665
Total assets .........................................      4,803        3,112        4,563
Total debt ...........................................         --           --           --
Total stockholders' equity ...........................      3,439        1,369        3,839

----------------

(a) EBITDA represents net income before taking into consideration interest expense, income tax expense, depreciation expense, and amortization expense. EBITDA is not a measurement of financial performance under generally accepted accounting principles and does not represent cash flow from operations. Accordingly, do not regard this figure as an alternative to net income or as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. We believe that EBITDA is widely used by analysts, investors and other interested parties in our industry but is not necessarily comparable with similarily titled measures for other companies. See "Statements of Cash Flows" in our consolidated financial statements and in the financial statements of Perry Ellis International, Inc. contained in Item 8 of this report.

(b) For purpose of computing this ratio, earnings consist of earnings before income taxes and fixed charges. Fixed charges consist of interest expense, amortization of deferred debt issuance costs and the portion of rental expense of the Lease deemed representative of the interest factor.

(c) Total debt includes balances outstanding under credit facilities, long-term debt and current portion of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading designer and marketer of a broad line of high quality men's sportswear, including sport and dress shirts, golf sportswear, sweaters, urban wear and casual and dress pants which we sell to all levels of retail distribution. We have built a broad portfolio of brands through selective acquisitions and the establishment of our own brands over our 32-year operating history. We are currently one of the top five branded suppliers to department stores in the knit and woven shirt product categories. We currently use over 70 independent suppliers, mostly located in the Far East, other parts of Asia, Mexico, and Central America.

     We own or license from third parties the brand names under which most of our products are sold. These brand names include Crossings and Natural Issue for casual sportswear, John Henry for dress casual wear, Andrew Fezza for dress sportswear, Ping and Munsingwear for golf sportswear and PNB Nation for urban wear. We market our brands to a wide range of demographic segments, targeted at consumers in specific age, income and ethnic groups. Currently, our products are predominantly produced for the men's segment of the apparel industry, in which fashion trends tend to be less volatile than in other segments. The percentage of our revenues from branded products increased to 81.4% in fiscal 1999 from 71.5% in fiscal 1997.

     We also license our proprietary brands to third parties for the manufacture and marketing of various products which we do not sell, including underwear, activewear and loungewear. In addition to generating additional sources of revenue for us, these licensing arrangements raise overall awareness of our brands.

RECENT DEVELOPMENTS

     In order to expand our licensing operations, we recently signed a definitive agreement to acquire Perry Ellis International, Inc. which owns and licenses the prestigious and well-known Perry Ellis brand name. We have also signed a definitive agreement to purchase the trademarks for John Henry, the leading brand for men's dress casualwear at Sears Roebuck, for Manhattan, the best selling dress shirt brand at Wal-Mart and Kmart Corporation and for Lady Manhattan.

     PERRY ELLIS INTERNATIONAL ACQUISITION. In January 1999, we agreed to buy Perry Ellis International, Inc. for approximately $74.6 million in cash, net of purchase price adjustments. Perry Ellis International, Inc. is a privately held company which owns and licenses the Perry Ellis brand name, currently one of the top selling brands in department stores in the United States. Perry Ellis International, Inc. is currently the licensor under 34 license agreements, primarily for various men's wear, boys' wear and fragrances. During the years ended December 31, 1998, Perry Ellis International, Inc. had revenues of $16.2 million and EBITDA of $7.8 million. Under our management of the brand, we expect to benefit from certain operating efficiencies and to enhance the licensing royalties the Perry Ellis brand generates. Net income from royalties at Perry Ellis International, Inc. grew 48.2% from fiscal year end December 31, 1996 to December 31, 1998 while operating expenses grew at a rate of 55.6% primarily as a result of increased advertising.

     JOHN HENRY/MANHATTAN ACQUISITION. In December 1998, we entered into an agreement to buy certain assets of the John Henry and Manhattan dress shirt business from Salant Corporation which is currently in Chapter 11 bankruptcy proceedings. On February 24, 1999, the bankruptcy court approved the purchase for $27.0 million, plus the value of the existing dress shirt inventory (which is currently estimated to be approximately $17.2 million). The assets to be purchased consist of the John Henry, Manhattan and Lady Manhattan trademarks, tradenames, license agreements, certain manufacturing equipment and the existing dress shirt inventory. Phillips-Van Heusen Corporation has agreed, subject to certain conditions including regulatory approval, to buy the existing dress shirt inventory at our acquisition cost concurrently with the acquisition and to license from us the John

Henry and Manhattan brands for men's dress shirts. In connection with the John Henry/Manhattan acquisition, we will also assume a lease for a shirt manufacturing facility in Mexico which expires in July 1999. Although no agreement has been reached, we intend to sublease the Mexican facility to one of our suppliers for use in the production of our products or not renew the lease. The John Henry/Manhattan acquisition is subject to a number of conditions, including regulatory approval, amendment of the Senior Credit Facility, amendment of the Lease and, if consummated, is expected to close in late March or early April 1999. The acquisition price, net of the $1.0 million deposit we have paid and the proceeds from sale of the existing dress shirt inventory, will be approximately $26.0 million and is intended to be financed with borrowings under our Senior Credit Facility which we expect to amend prior to consummation of the acquisition.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected items in our consolidated statements of income expressed as a percentage of total revenues:

                                                            FISCAL YEAR ENDED JANUARY 31,
                                                         ------------------------------------
                                                            1997         1998         1999
                                                         ----------   ----------   ----------
Net sales ............................................       99.0%        97.9%        98.6%
Royalty income .......................................        1.0          2.1          1.4
                                                            -----        -----        -----
Total revenues .......................................      100.0        100.0        100.0
Cost of sales ........................................       76.7         75.0         74.1
                                                            -----        -----        -----
Gross profit .........................................       23.3         25.0         25.9
Selling, general and administrative expenses .........       16.3         18.4         18.5
                                                            -----        -----        -----
Operating income .....................................        7.0          6.6          7.4
Interest expense .....................................        1.0          1.4          1.6
                                                            -----        -----        -----
Income before income taxes ...........................        6.0          5.2          5.8
Income tax provision .................................        2.3          1.5          2.0
                                                            -----        -----        -----
Net income ...........................................        3.7%         3.7%         3.8%
                                                            =====        =====        =====

FISCAL 1999 AS COMPARED TO FISCAL 1998

     TOTAL REVENUES. Total revenues consist of net sales and royalty income. Total revenue grew $29.7 million or 15.3% to $224.4 million in fiscal 1999 from $194.7 million in fiscal 1998 as a result of internal growth.

     NET SALES. Net sales increased $30.6 million or 16.1% to $221.3 million in fiscal 1999 from $190.7 million in fiscal 1998 as branded products grew to represent nearly 81.4% of net sales in fiscal 1999 compared to 75.4% of net sales in fiscal 1998. Within branded products, the increase in net sales was primarily the result of the sales growth in the Munsingwear brand where net sales increased by $23.6 million to approximately $66.0 million in fiscal 1999. In addition, net sales of the Natural Issue brand increased by approximately, $10.2 million to $76.2 million for fiscal 1999. In the portfolio of other branded products, the John Henry brand also experienced an increase in net sales. We first introduced the Andrew Fezza, PNB Nation and Ping brands during fiscal 1999. They also contributed to the increase in net sales. The increases in net sales in fiscal 1999 were slightly offset by declines in net sales of our other branded and private label products.

     ROYALTY INCOME. We had royalty income of $3.1 million for fiscal 1999 compared to $4.0 million for fiscal 1998. The decline of $0.9 million was primarily due to our relationship with one customer, which shifted from primarily a licensee basis to primarily a sales basis. Net sales to this customer increased by $7.0 million to $11.5 million in fiscal 1999.

     COST OF SALES. Cost of sales for fiscal 1999 was $166.2 million or 74.1% of total revenue as compared to $146.0 million or 75.0% of total revenue for fiscal 1998. The decrease in the cost of sales as a percentage of total revenues is a result of our increased sales in branded products, which typically generate higher gross profit margin than private label products. Gross profit was $58.2 million or 25.9% of total revenue for fiscal 1999 as compared to $48.7 million or 25.0% of total revenue in fiscal 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including depreciation and amortization, for fiscal 1999 were $41.6 million or 18.5% of total revenue as compared to $35.9 million or 18.4% of total revenue for fiscal 1998. The increase is primarily attributable to costs associated with recent license acquisitions and the $0.7 million in costs associated with the increase in temporary personnel hired in connection with our new inventory management system. The costs associated with the recent license acquisitions are primarily related to payroll, advertising, and samples. We will continue to incur expenses related to start up costs of acquired licenses, including the completion and integration of the Perry Ellis International acquisition and the John Henry/Manhattan acquisition. We believe that we will achieve greater efficiencies in our new corporate and warehouse facility during the coming fiscal year, somewhat offsetting these increases.

     INTEREST EXPENSE. Interest expense for fiscal 1999 was $3.5 million as compared to $2.8 million for fiscal 1998. The increase was the result of additional indebtedness incurred to support the increase in working capital requirements during the fiscal year particularly in the third quarter.

     INCOME TAXES. During fiscal 1999, our effective tax rate was 34.4% compared to 28.7% in fiscal 1998, which resulted in an increase in the income tax provision by $1.6 million to $4.5 million. The prior year tax rate was lower than normal as we adjusted our provision for overpayments in fiscal 1997.


     NET INCOME. Net income for fiscal 1999 increased $1.4 million or 19.4% to $8.6 million or 3.8% of total revenue from $7.2 million or 3.7% of total revenue for fiscal 1998.

FISCAL 1998 AS COMPARED TO FISCAL 1997

     TOTAL REVENUES. Total revenues grew 22.5% or $35.7 million to $194.7 million in fiscal 1998 from $159.0 million in fiscal 1997 primarily as a result of the growth from our acquisition of the Munsingwear brand and the related license income.

     NET SALES. Net sales for fiscal 1998 increased 21.2% or $33.3 million to $190.7 million from $157.4 million for fiscal 1997. The increase in net sales was primarily attributable to the Munsingwear and Grand Slam brands which increased approximately $33.0 million as well as an increase in the Crossings brand. We acquired the Munsingwear brand during the final quarter of fiscal 1997. This increase was partially offset by a decrease in revenue from sales of the Natural Issue brand and private label products.

     ROYALTY INCOME. We had royalty income of $4.0 million for fiscal 1998 compared to $1.7 million for fiscal 1997. The increase of $2.3 million was primarily due to the increase in royalties from the licensing of the Munsingwear brand.

     COST OF SALES. Cost of sales for fiscal 1998 was $146.0 million or 75.0% of total revenue as compared to $122.0 million or 76.7% of total revenue for fiscal 1997. The decrease in the cost of sales as a percentage of total revenue reflects a continued shift to more sales of branded products which typically generate higher gross profit margin than private label products. Gross profit was $48.7 million or 25.0% of total revenue for fiscal 1998 as compared to $37.0 million or 23.3% of total revenue in fiscal 1997.

     SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses, including depreciation and amortization, for fiscal 1998 were $35.9 million or 18.4% of total revenue as compared to $25.9 million or 16.3% of sales for fiscal 1997. This increase was due to increased levels of staffing required to service the Munsingwear brand and increased advertising costs relating to the start of consumer advertising as a result of brand imaging.

     INTEREST EXPENSE. Interest expense for fiscal 1998 was $2.8 million compared to $1.7 million for fiscal 1997. This increase in interest expense was the result of the additional indebtedness incurred by us in connection with the acquisition of the Munsingwear and Jolem labels, as well as to support increased levels of working capital requirements proportionate with the increased levels of revenue.

     INCOME TAXES. During fiscal 1998, our effective tax rate was 28.7% compared to 38.1% in fiscal 1997. This decrease was the result of our adjustment of our income tax provision because of tax overpayments for the prior two fiscal years.

     NET INCOME. Net income for fiscal 1998 was $7.2 million or 3.7% of total revenue as compared to $5.8 million or 3.7% of total revenue for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     We rely primarily upon cash flow from operations and borrowings under our Senior Credit Facility to finance operations and expansion. Cash provided by operating activities was $14.3 million in fiscal 1999, compared to a usage of cash of $3.1 million in fiscal 1998 and cash provided by operating activities of $1.9 million in 1997. The $17.4 million increase in fiscal 1999 cash flow from operations as compared to fiscal 1998 is due primarily to decreases in inventory and accounts receivable levels from year-to-year in the amount of $6.4 million and $3.2 million, respectively, as well as increases in accounts payable and accrued expenses of $5.3 million.

     Net cash used in investing activities was $10.2 million in fiscal 1999, of which $5.0 million was for the deposit on the pending Perry Ellis International acquisition and $1.0 million was related to the pending John Henry/Manhattan acquisition. Net cash used in investing activities for fiscal 1998 totaled $4.6 million, of which $3.8 million related principally to the new distribution and office facility.

     Net cash used in financing activities for fiscal 1999 totaled $4.9 million which was primarily due to a reduction of $6.1 million from borrowings on the Letter of Credit Facilities and the Senior Credit Facility. Net cash provided by financing activities for fiscal 1998 totaled $7.9 million, which was primarily due to an increase in borrowings under the Senior Credit Facilities.

     Working capital (current assets minus current liabilities) was $71.3 million at the end of fiscal 1999 as compared to $66.2 million at the end of fiscal 1998. The $5.1 million increase in working capital primarily resulted from an increase in accounts receivable and other current assets due to the sales growth and deposits made for pending acquisitions. The current ratio (current assets divided by current liabilities) was 8.2:1 and 7.9:1 at the end of fiscal 1999 and fiscal 1998, respectively.

     We have the $60.0 million Senior Credit Facility with a group of banks. Borrowings are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to 85.0% of eligible receivables plus 50.0% of eligible inventories, as defined. Interest on borrowings is variable based, at our option, upon either LIBOR plus 1.25% or the agent bank's prime rate. The Senior Credit Facility contains certain covenants, the most restrictive of which requires us to maintain certain financial ratios and minimum net worth. In addition, the Senior Credit Facility restricts the payment of dividends. The Senior Credit Facility is secured by all of our assets and is guaranteed by our subsidiaries. The outstanding balance under the Senior Credit Facility on January 31, 1999 was $33.5 million. The Senior Credit Facility expires in April 2001.

     We are currently in the process of amending the Senior Credit Facility to increase the maximum amount available under the revolving portion of the Senior Credit Facility and to add a $20.0 million term loan to the facility. Borrowings under the increased facility will be used to finance the John

Henry/Manhattan acquisition for which the acquisition price, net of the $1.0 million deposit we have paid and assuming Phillips-Van Heusen acquires the existing dress shirt inventory, will be approximately $26.0 million. We have entered into an agreement to sell the dress shirt inventory being acquired in the acquisition (with a value currently estimated to be $17.2 million) to Phillips-Van Heusen Corporation concurrently with this acquisition. We intend to finance the $75.0 million acquisition of Perry Ellis International, Inc., with the net proceeds from a Rule 144A offering of $100.0 million in aggregate principal amount of senior subordinated notes due 2009. The remaining net proceeds from the Rule 144A offering will be used to reduce borrowings under the amended Senior Credit Facility.

     We also maintain three letter of credit facilities which total $60.0 million. Each letter of credit is collateralized by the consignment of merchandise in transit under that letter of credit. Indebtedness under these letters of credit bears interest at variable rates approximately equal to the lenders' specified base lending rates minus 1.0% per annum. As of January 31, 1999, there was $36.2 million available under these facilities. One of the facilities expires in July 1999 and the other two facilities, aggregating $15.0 million, have perpetual terms.

     Capital expenditures, principally associated with the new office and warehouse facility, were $4.0 million, $3.8 million and $1.1 million for fiscal 1999, 1998 and 1997 respectively. Capital expenditures, including the integration costs for the pending Perry Ellis International and John Henry/Manhattan acquisitions, for fiscal 2000 and 2001 are expected to be approximately $4.0 million and $4.5 million, respectively.

     Our products have historically been geared toward lighter-weight products generally worn during the spring and summer months, which typically caused a disproportionately higher amount of revenues to be realized during the first quarter of each fiscal year. The introduction of fall, winter and holiday merchandise has also positively affected the third quarter. Our business is currently more affected by the variations in retail buying patterns than the seasons of the year.

     Management believes that the combination of the borrowing availability under the amended Senior Credit Facility, the completion of this offering, funds anticipated from changes in working capital and funds anticipated to be generated from operating activities will be sufficient to meet our operating and capital needs in the foreseeable future.

EFFECTS OF INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

     We do not believe that inflation has significantly affected our results of operations.

     We purchase from foreign suppliers in U.S. dollars. Accordingly, the Company, to date, has not been materially adversely affected by foreign currency fluctuations.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued Statements of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Management has not determined the effect, if any, of adopting SOP 98-1.

     In April 1998, the American Institute of Certified Public Accountants issued Statements of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES ("SOP 985"). SOP 98-5 establishes accounting standards for the reporting of certain costs associated with the start-up of operations, lines of business, etc. SOP 98-5 requires that costs of start-up activities, including organizational costs, be expenses as incurred and that in the year of adoption, start-up costs recorded should be expensed.

SOP 98-5 is effective for fiscal years beginning subsequent to December 15, 1998. Management has not determined the effect, if any, of adopting SOP 98-5.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING Activities. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal year beginning after June 15, 1999. Management has not determined the effect, if any, of adopting SFAS No. 133.

YEAR 2000 READINESS DISCLOSURE

     BACKGROUND. The Year 2000 issue refers to the inability of certain data-sensitive computer chips, software and systems to recognize a two-digit date field as belonging to the 21st century. Many computer software programs, as well as certain hardware and equipment containing date-sensitive data, were structured to utilize a two-digit date field. Accordingly, these programs may not be able to properly recognize dates in the year 2000 and later, which could result in a significant system and equipment failures. This is a significant issue for most if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. We recognize that we must take action to ensure that our operations will not be adversely impacted by Year 2000 software failures.

     We have undertaken a study of our functional application systems to determine their compliance with year 2000 issues and, to the extent of noncompliance, the required remediation. As a result of such study, we believe the majority of our systems are year 2000 compliant. Our current distribution software was modified by expanding the date to be century compliant, and all entry forms were modified using a windowing algorithm. The financial systems Account Receivables, Accounts Payables and General Ledger were replaced with Oracle Financial release 11.01, under Oracle 8.0.5 database. This is year 2000 compliant, and enhances our business analysis capabilities.

     Our EDI application is software purchased from NGC, a company in Miami Lakes, Florida. While we do not own the source code to this software, NGC provided written certification of year 2000 compliance. Furthermore, we passed the EDI year 2000 compliance test from NRF (National Retail Federation). Results of the test can be found at http://www.nrf.com. We are ready to change to the new EDI 4010 documents whenever our customers are ready. Some of our larger customers are already doing 4010 transactions with us. Our EDI software is also ready to convert any non-compliant year 2000 EDI documents to an internal year 2000 compliant transaction.

     All of our PBXs or telephone systems are year 2000 compliant and were certified and tested by Lucent Technologies. The security system equipment Year 2000 compliant certification could be found under http://www.napcosecurity.com/nsg nsg2000.html. The monitoring company Security One has provided us a Year 2000 certification of any Date Based System. We completed the required remediation noted above, including testing, by December 31, 1998. However, there are also less significant hardware options which will be remediated during 1999. To date, the expense to outsiders incurred by us in order to become year 2000 compliant, including computer software costs, have been $0.2 million and the current additional estimated cost to outsiders to complete such remediation is expected to be $0.2 million. Such costs, other than software, have been and will continue to be expensed as incurred.

     An assessment of the readiness of year 2000 compliance of third party entities with which we have relationships, such as our banking institutions, customers, payroll processors and others is ongoing. We have inquired, or are in the process of inquiring, of the significant aforementioned third party entities as to their readiness with respect to year 2000 compliance and to date has received indications that many of them are either compliant or in the process of remediation. We will continue to monitor these third party entities to determine the impact on our business and the actions we must take, if any, in the event of non-compliance by any of these third parties. Our initial assessment of compliance by third party is that there is not a material business risk to us posed by any such noncompliance and, as such, we have not yet developed any related contingency plan.

FORWARD-LOOKING STATEMENTS

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

     See pages F-1 through F-33 appearing at the end of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICES OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     Our directors and executive officers are as follows:

NAME                       AGE                         POSITION
-----------------------   -----   --------------------------------------------------
George Feldenkreis(1)      63     Chairman of the Board and Chief Executive Officer
Oscar Feldenkreis          39     President, Chief Operating Officer and Director
Joseph Roisman             53     Executive Vice President
Fanny Hanono               38     Secretary-Treasurer
Ronald L. Buch             63     Director
Gary Dix(1)                51     Director
Salomon Hanono             49     Director
Richard W. McEwen(2)       78     Director
Leonard Miller(1)(2)       69     Director

----------------
(1) Member of Audit Committee.
(2) Member of Compensation Committee.

     GEORGE FELDENKREIS founded Supreme in 1967. He has been involved in all aspects of its operations since that time and served as our President and a Director until February 1993, at which time he was elected Chairman of the Board and Chief Executive Officer. Mr. Feldenkreis is also a director, executive officer and principal shareholder of Carfel, an importer and distributor of automotive parts which he founded in 1961. He is Vice President of the Greater Miami Jewish Federation and is a trustee of the University of Miami.

     OSCAR FELDENKREIS was elected Vice President and a Director in 1979 and joined Supreme on a full-time basis in 1980. Mr. Feldenkreis has been involved in all aspects of its operations since that time and was elected President and Chief Operating Officer in February 1993. Oscar Feldenkreis also serves as a director of Carfel but does not devote any of his working time to its affairs. He is also a board member of the Greater Miami Jewish Federation.

     JOSEPH ROISMAN was appointed Executive Vice President in September 1995. Previously, Mr. Roisman, who has been employed by Supreme since 1988, was Vice President, Sales.

     FANNY HANONO was elected Secretary-Treasurer in September 1990. Mrs. Hanono has been employed by Carfel since 1988 in various administrative positions, most recently as Vice President of Carfel. Since 1996, Mrs. Hanono has served as a board member of the Michael-Ann Russell Jewish Community Center.

     RONALD L. BUCH was elected to Supreme's Board of Directors in January 1996. Prior to his retirement in 1995, Mr. Buch was employed by Kmart Corporation for over 39 years, most recently as Vice President and General Merchandise Manager.

     GARY DIX was elected to Supreme's Board of Directors in May 1993. Since February 1994, Mr. Dix, a certified public accountant, has been a partner at Mallah Furman & Company, P.A., an accounting firm in Miami, Florida. From 1979 to January 1994, Mr. Dix was a partner of Silver Dix & Hammer, P.A., another Miami accounting firm.

     SALOMON HANONO was elected to Supreme's Board of Directors in February 1993. Mr. Hanono has been employed by Carfel in various sales capacities since 1987 and currently is its Export Director, with overall responsibilities for Carfel's export sales. Mr. Hanono devotes substantially all of his working time to the affairs of Carfel.

     RICHARD W. MCEWEN was elected to Supreme's Board of Directors in September 1994. Mr. McEwen serves as a director of Wometco Enterprises, Inc. Prior to his retirement in 1985, Mr. McEwen was Chairman of the Board and Chief Executive Officer of Burdines, a division of Federated Department Stores, Inc.

     LEONARD MILLER was elected to Supreme's Board of Directors in May 1993. Mr. Miller has been Vice President and Secretary of Pasadena Homes, Inc., a home construction firm in Miami, Florida, since 1959.

     George Feldenkreis is the father of Oscar Feldenkreis and Fanny Hanono and the father-in-law of Salomon Hanono, Fanny Hanono's spouse. There are no other family relationships among Supreme's directors and executive officers.

     Supreme's executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

     Supreme's Articles of Incorporation were amended in 1998 to divide the Board of Directors into three approximately equal classes with staggered terms. Directors are elected for three-year terms and, in each case, until their successors are duly elected and qualified or until their earlier death, resignation or removal. Messrs. Buch and Hanono hold office until the 1999 Annual Meeting of Shareholders, Messrs. McEwen and Oscar Feldenkreis hold office until the 2000 Annual Meeting of Shareholders, and Messrs. Dix, Miller and George Feldenkreis hold office until the 2001 Annual Meeting of Shareholders.

COMPENSATION OF DIRECTORS

     During fiscal 1999, non-employee directors, with the exception of Salomon Hanono, were compensated at the rate of $1,500 per quarter and $500 for meetings of the Board of Directors or any committee thereof attended during a quarter, up to a maximum of $8,000 per annum. Mr. Hanono receives no cash compensation for his services as a director. Directors are reimbursed for travel and lodging expenses in connection with their attendance at meetings. Directors are also entitled to receive options under the Company's 1993 Stock Option Plan, as amended (the "1993 Plan") and the Directors' Stock Option Plan (the "Directors' Plan"). During fiscal 1999, each non-employee director was granted options to purchase 5,000 shares of Common Stock at an exercise price of $15.75 per share. As of January 31, 1999, the following options were outstanding under the Directors' Plan:

NAME OF OPTIONEE                NUMBER OF SHARES     EXERCISE PRICE($)     EXPIRATION DATE
----------------------------   ------------------   -------------------   ----------------
Ronald L. Buch .............          5,000                 15.75         May 7, 2008

Gary Dix ...................          5,000                 15.75         May 7, 2008
                                     11,250                  8.00         June 2, 2000

Richard W. McEwen ..........          5,000                 15.75         May 7, 2008
                                      7,500                  8.00         June 2, 2000

Leonard Miller .............          5,000                 15.75         May 7, 2008
                                     11,250                  8.00         June 2, 2000

Salomon Hanono .............          5,000                 15.75         May 7, 2008
                                     11,250                  8.00         June 2, 2000

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

     Based solely on it review of the copies of such forms received by it, or oral or written representations from certain reporting persons from whom no Form 5 were required, Supreme believes that, with respect to fiscal 1999, its executive officers, directors and greater than ten percent beneficial owners complied with all such filing requirement, except that due to an administrative oversight, Joseph Reisman, Supreme's Executive Vice President, failed to timely file a Form 5 reporting a May 1998 grant of 3,000 options under the 1993 Plan.

ITEM 11. EXECUTIVE COMPENSATION

  SUMMARY COMPENSATION TABLE

     The following compensation table sets forth for fiscal 1999, fiscal 1998 and fiscal 1997, the cash and certain other compensation paid to the Chief Executive Officer ("CEO") and such other executive officers whose annual salary and bonus exceeded $100,000 during fiscal 1999 (together with the CEO, collectively, the "Named Executive Officers"):

                                                                                               LONG-TERM
                                                   ANNUAL COMPENSATION                    COMPENSATION AWARDS
                                                --------------------------   ----------------------------------------------
                                                                              SECURITIES UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION      FISCAL YEAR     SALARY ($)     BONUS ($)        OPTION/SAR'S (#)       COMPENSATION ($)(1)
-----------------------------   -------------   ------------   -----------   -----------------------   --------------------
George Feldenkreis                     1999        141,000             0             150,000                   1,731
Chairman and CEO                       1998        125,000       100,000                  --                   4,750
                                       1997        120,000        50,000                  --                     500

Oscar Feldenkreis                      1999        373,000       200,000              55,000                   1,753
President and Chief                    1998        350,000       460,000                  --                   4,750
Operating Officer                      1997        350,000       450,000                  --                     500

Joseph Roisman                         1999        152,000        15,000               3,000                   1,109
Executive Vice President               1998        147,000        21,000                  --                   4,750
                                       1997        140,000        10,000                  --                     500

----------------
(1) The dollar amount represents Company contributions for the Named Executive Officer under the Company's 401(K) plan.

  EMPLOYMENT AGREEMENTS

     Supreme has an employment agreement with Oscar Feldenkreis, the President and Chief Operating Officer, which was renewed in May 1998 for a two-year period. In connection with the renewal of the employment agreement, Mr. Feldenkreis was granted ten-year options under the 1993 Plan to purchase a total of 55,000 shares of Common Stock at an exercise price of $15.75 per share. The employment agreement provides for an annual salary of $350,000, subject to annual cost-of-living increases, and an annual bonus as may be determined by the Compensation Committee in its discretion, up to a maximum of $500,000. The employment agreement also prohibits Mr. Feldenkreis from directly or indirectly competing with us for one year after termination of his employment for any reason except our termination of Mr. Feldenkreis without cause. Upon termination of the employment agreement by reason of his death or disability, Mr. Feldenkreis or his estate will receive a lump sum payment equal to one year's salary plus a bonus as may be determined by the Compensation Committee in its discretion.

     Supreme also has an employment agreement with George Feldenkreis, the Chairman of the Board and CEO, which was renewed in May 1998 for a two-year period. In connection with the renewal of the employment agreement, Mr. Feldenkreis was granted options under the 1993 Plan to purchase a total of 150,000 shares of Common Stock at an exercise price of $15.75 per share. The employment agreement provides for an annual salary of $375,000, subject to annual cost-of-living increases, and an annual bonus as may be determined by the Compensation Committee in its discretion, up to a maximum of $250,000. George Feldenkreis' employment agreement contains termination and non-competition provisions similar to those set forth in Oscar Feldenkreis' agreement.

  OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning individual grants of options made during fiscal 1999 to any of the Named Executive Officers.

                                                   OPTIONS GRANTED IN LAST FISCAL YEAR
                          --------------------------------------------------------------------------------------
                                                                                           POTENTIAL REALIZABLE
                                                                                             VALUE AT ASSUMED
                                                                                             ANNUAL RATES OF
                                                                                               STOCK PRICE
                                                   % OF TOTAL                                APPRECIATION FOR
                            NUMBER OF SHARES    OPTIONS GRANTED   EXERCISE OR               OPTION TERM ($)(1)
                           UNDERLYING OPTIONS   TO EMPLOYEES IN   BASE PRICE   EXPIRATION ----------------------
NAME                         GRANTED (#)(1)       FISCAL YEAR       ($/SH)        DATE         5%         10%
------------------------- -------------------- ----------------- ------------ ----------- ----------- ----------
George Feldenkreis ......       150,000                38.8           15.75      5/07/08   1,485,764  3,765,217
Oscar Feldenkreis .......        55,000                14.2           15.75      5/07/08     544,780  1,380,579
Joseph Roisman ..........         3,000                 0.8           10.00      5/04/03       8,288     18,315

----------------
(1) Based upon the exercise price, which was equal to the fair market on the date of grant, and annual appreciation at the rate stated on such price through the expiration date of the options. Amounts represented hypothetical gains that could be achieved for the options if exercised at the end of the term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission (the "Commission") and do not represent the Company's estimate or projection of the future stock price. Actual gains, if any, are contingent upon the continued employment of the Named Executive Officer through the expiration date, as well as being dependent upon the general performance of the Common Stock. The potential realizable values have not taken into account amounts required to be paid for federal income taxes.

  STOCK OPTIONS HELD AT END OF FISCAL 1999

     The following table indicates the total number and value of exercisable and unexercisable stock options held by each of the Named Executive Officers as of January 31, 1999. No options to purchase stock were exercised by any of the Named Executive Officers in fiscal 1999.

                                    NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                   UNDERLYING UNEXERCISED                  IN-THE-MONEY
                               OPTIONS AT FISCAL YEAR-END (#)     OPTIONS AT FISCAL YEAR-END ($)
                               -------------------------------   ---------------------------------
NAME                            EXERCISABLE     UNEXERCISABLE     EXERCISABLE(1)     UNEXERCISABLE
----------------------------   -------------   ---------------   ----------------   --------------
George Feldenkreis .........      150,000               0              37,500                0
Oscar Feldenkreis ..........      100,000               0             354,400                0
Joseph Roisman .............       12,000           2,250              98,213           13,500

----------------
(1) Based on the Nasdaq National Market last sales price for the Company's Common Stock on January 29, 1999 in the amount of $16.00 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of January 31, 1999, by
(i) each of the shareholders of the Company who is known by the Company to own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER(1)(2)      NUMBER OF SHARES     % OF CLASS OUTSTANDING
--------------------------------------------   ------------------   -----------------------
George Feldenkreis(3) ......................        1,738,153                  25.3
Oscar Feldenkreis(4) .......................        1,308,188                  19.2
Fanny Hanono(5) ............................          399,858                   6.0
Salomon Hanono(5)(6) .......................          416,108                   6.2
Carfel, Inc.(7) ............................          361,525                   5.4
Joseph Roisman(8) ..........................           13,500                    *
Ronald Buch(9) .............................            5,750                    *
Gary Dix(10) ...............................           21,800                    *
Richard W. McEwen(11) ......................           14,750                    *
Leonard Miller(12) .........................           55,250                    *
FMR Corporation
 82 Devonshire Street
 Boston, Massachusetts 02109(13) ...........          872,500                  13.0
The Kaufmann Funds, Inc.
 140 East 45th Street, 43rd Floor
 New York, New York 10017(14) ..............          450,000                   6.7
All directors and executive offers
 as a group (9 persons)(15) ................        3,405,199                  48.4

----------------
  *  Less than 1%.
 (1) Except as otherwise indicated, the address of each beneficial owner is c/o Supreme International Corporation, 3000 N.W. 107th Avenue, Miami, Florida 33172.
 (2) Except as otherwise indicated, we believe that all beneficial owners named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
 (3) Represents (a) 1,141,728 shares of Common Stock held by George Feldenkreis, (b) 150,000 shares of Common Stock issuable upon the exercise of stock options held by George Feldenkreis, (c) 361,525 shares of Common Stock held by Carfel, of which company Mr. Feldenkreis is a director, executive officer and principal shareholder and (d) 84,900 shares of Common Stock held by a charitable foundation of which George Feldenkreis, Oscar Feldenkreis and Fanny Hanono are each directors and officers (the "Foundation").
 (4) Represents (a) 1,122,288 shares of Common Stock held by a limited partnership of which Oscar Feldenkreis is the sole shareholder of the general partner and the sole limited partner, (b) 1,000 shares of Common Stock held by Mr. Feldenkreis directly, (c) 100,000 shares of Common Stock issuable upon the exercise of stock options held by Oscar Feldenkreis and
     (d) 84,900 shares held by the Foundation.
 (5) Represents (a) 314,958 shares of Common Stock held by a limited partnership of which Fanny Hanono is the sole shareholder of the general partner and the sole limited partner and (b) 84,900 shares held by the Foundation. Fanny Hanono and Salomon Hanono are husband and wife.
 (6) Also includes 16,250 shares of Common Stock issuable upon the exercise of stock options held by Mr. Hanono.
 (7) The shares of Common Stock held by Carfel are pledged to a bank to secure Carfel's credit facility.
 (8) Represents (a) 1,500 shares of Common Stock held by Mr. Roisman and (b) 11,250 shares of Common Stock issuable upon the exercise of stock options held by Mr. Roisman.
 (9) Represents (a) 750 shares of Common Stock held by Mr. Buch and (b) 5,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Buch.
(10) Represents (a) 3,000 shares of Common Stock held by Mr. Dix, (b) 1,800 shares of Common Stock held in trust for his children, (c) 750 shares held in an individual retirement account and (d) 16,250 shares of Common Stock issuable upon the exercise of stock options held by Mr. Dix.
(11) Represents (a) 2,250 shares of Common Stock held by Mr. McEwen and (b) 12,500 shares of Common Stock issuable upon the exercise of stock options held by Mr. McEwen.
(12) Represents (a) 39,000 shares of Common Stock held by Mr. Miller and (b) 16,250 shares of Common Stock issuable upon the exercise of stock options held by Mr. Miller.
(13) Based solely on information contained in an amendment to Schedule 13G dated December 30, 1998 filed with the Commission. 380,000 of these shares of Common Stock are owned by Fidelity Capital Appreciation Fund, a wholly-owned subsidiary of FMR Corporation.
(14) Based solely on information contained in Schedule 13G dated December 31, 1996 filed with the Commission.
(15) Includes the shares of Common Stock and options to purchase shares of Common Stock described in Notes (3) through (6) and (8) through (12).

     In connection with the pending John Henry/Manhattan acquisition, we granted IAC in April 1998 the right to purchase 1,320,000 shares of Supreme common stock at a price of $12 per share, representing approximately 16.4% of our outstanding common stock as of January 31, 1999. This right is exercisable upon the consummation of the John Henry/Manhattan acquisition.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LEASE AGREEMENTS

     See "Business--Facilities" with respect to certain facilities leased jointly by Supreme and Carfel.

     Prior to the consolidation of our administrative offices and warehouse and distribution facilities, we occupied the following properties from affiliated parties.

     We lease an approximately 16,900 square foot building in Miami, Florida which housed our executive offices. The space is leased from George Feldenkreis, the Company's Chairman of the Board, pursuant to a lease which expires in December 2000. The annual rental for the office facility is approximately $128,000. Supreme will continue to pay rent on this facility until the expiration of the lease or until the lease of the facility to another party.

     We also leased an approximately 49,000 square foot warehouse/office building adjacent to our former executive offices from George Feldenkreis pursuant to a lease which expired in April 1998. Fiscal 1999 rental for this facility was approximately $282,000. In January 1999, we vacated this building.

     We also lease an approximately 32,000 square foot warehouse building from a partnership of which Mr. Feldenkreis is a general partner. This warehouse was leased pursuant to a lease which expired in June 1998. Fiscal 1999 rental for this facility was approximately $136,000. This facility is currently being leased on a month-to-month basis for a monthly rental of $11,333.

LICENSING AGREEMENTS

     In January 1995, we entered into a license agreement ("Isaco License Agreement") with Isaco International, Inc. ("Isaco"), pursuant to which Isaco was granted an exclusive license to use the Natural Issue brand in the United States and its territories and possessions to market a line of men's underwear and loungewear. In June 1998, Supreme and Isaco extended the Isaco License Agreement for an additional year at a guaranteed minimum royalty of $137,500. Royalty income earned from Isaco License Agreement amounted to approximately $298,000, $296,000 and $243,000 for fiscal 1999, 1998 and 1997, respectively.
The principal shareholder of Isaco is Isaac Zelcer, who is Oscar Feldenkreis' father-in-law.

     In January 1998, we entered into two additional three-year license agreements with Isaco for use of the Natural Issue brand in the United States and its territories and possessions to market lines of hosiery and neckwear. The license agreement for neckwear provides for a guaranteed minimum annual royalty of $15,000 and the license agreement for hosiery provides for a guaranteed minimum annual royalty of $25,000 during the first year, increasing by $5,000 in each subsequent year.

     The Company believes that its arrangements with George Feldenkreis, Carfel and Isaco are on terms at least as favorable as the Company could secure from a non-affiliated third party.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)  Documents filed as part of this report

     (1) Financial Statements.

            (1) Financial Statements. The following consolidated financial statements of Supreme International Corporation and subsidiaries are included in Part II, Item 8:

                                                                           PAGE
                                                                          -----
    Independent Auditors' Report ........................................  F-1
    Consolidated Balance Sheets as of January 31, 1998 and 1999 .........  F-2
    Consolidated Statements of Income
    For Each of the Three Years in the Period Ended January 31, 1999 ....  F-3
    Consolidated Statements of Changes in Stockholders' Equity
    For Each of the Three Years in the Period Ended January 31, 1999 ....  F-4
    Consolidated Statements of Cash Flow
    For Each of the Three Years in the Period Ended January 31, 1999 ....  F-5
    Notes to Consolidated Financial Statements ..........................  F-6

        The following financial statements of Perry Ellis International, Inc. are included in Part II, Item 8:

                                                                           PAGE
                                                                          -----
    Independent Auditors' Report ........................................ F-21
    Balance Sheet as of December 31, 1997 and 1998 ...................... F-22
    Statement of Operations for the years ended
     December 31, 1996, 1997 and 1998 ................................... F-23
    Undistributed Income for the years ended
     December 31, 1996, 1997 and 1998 ................................... F-24
    Statements of Cash Flows for the years ended
     December 31, 1996, 1997 and 1998 ................................... F-25
    Notes to Financial Statements ....................................... F-26

        The following Unaudited Pro Forma Combined Financial Information of Supreme and Perry Ellis International, Inc. are included in Part II,
        Item 8:

                                                                           PAGE
                                                                          -----
    Introduction ........................................................ F-29
    Balance Sheet as of January 31, 1999 ................................ F-30
    Income Statement for the year ended January 31, 1999 ................ F-31
    Notes to Unaudited Pro Forma Combined Financial Information ......... F-32

     (2) Consolidated Financial Statement Schedule

          All schedules for which provision is made in applicable regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the required information have been included in the Consolidated Financial Statements and therefore such schedules have been omitted.

     (3) Exhibits

 EXHIBIT
   NO.     DESCRIPTION OF EXHIBIT
--------   ---------------------------------------------------------------------------------------------
 3.1       Registrant's Second Amended and Restated Articles of Incorporation(6)
 3.2       Registrant's Amended and Restated Bylaws(1)
 4.1       Form of Common Stock Certificate(1)
10.3       Form of Indemnification Agreement between the Registrant and each of the Registrant's
           Directors and Officers(1)
10.6       Business Lease dated October 4, 1990, between George Feldenkreis and the Registrant relating to warehouse facilities(1)
10.7       Business Lease dated May 1, 1990, between George Feldenkreis and the Registrant relating to warehouse facilities(1)
10.9       1993 Stock Option Plan (1)(2)
10.10      Directors Stock Option(1)(2)
10.15      Loan and Security Agreement dated as of October 5, 1994, between the Registrant and
           NationsBank
10.16      First Amendment to Loan and Security Agreement dated as of August 19, 1995, between the Registrant and NationsBank of George N.A.(4)
10.17      Amendment to Business Lease between George Feldenkreis and the Registrant relating to office facilities(4)
10.18      Revocable Credit Facility Agreement dated May 26, 1995 between the Registrant and
           Hamilton Bank, N.A.(4)
10.19      Revolving Line of Credit Agreement dated June 23, 1995 between the Registrant and Ocean
           Bank(4)
10.20      Profit Sharing Plan(2)(4)
10.21      Amended and Restated Employment Agreement between the Registrant and George
           Feldenkreis(2)(4)
10.22      Amended and Restated Employment Agreement between the Registrant and Oscar
           Feldenkreis(2)(4)
10.23      Business Lease dated December 26, 1995 between George Feldenkreis and the Registrant relating to office facilities(5)
10.24      Lease Agreement [Land] dated as of August 28, 1997 between SUP Joint Venture, as Lessor and Registrant, as Lessee(7)
10.25      Lease Agreement [Building] dated as of August 28, 1997 between SUP Joint Venture, as
           Lessor and Registrant, as Lessee(7)
10.26      Amended and Restated Loan and Security Agreement dated as of March 31, 1998(7)
10.27      Amendment to Amended and Restated Loan and Security Agreement dated as of August 1,
           1998(6)
22.1       Subsidiaries of Registrant(3)
23.2       Consent of Deloitte & Touche LLP(6)
27.1       Financial Data Schedule (SEC use only)(6)

----------------
(1) Previously filed as an Exhibit of the same number to Registrant's Registration Statement on Form S -1 (File No. 33-60750) and incorporated herein by reference.

(2) Management Contract or Compensation Plan.

(3) Previously filed as an Exhibit of the same number to Registrant's Annual Report on Form 10-K for the year ended January 31, 1995 and incorporated herein by reference.

(4) Previously files as an Exhibit of the same number to Registrant's Registration Statement on Form S-1 (File No. 33-96304) and incorporated herein by reference.

(5) Previously filed as an Exhibit of the same number to Registrant's Annual Report on Form 10-K for the year ended January 31, 1996 and incorporated herein by reference.

(6) Filed herewith.

(7) Previously filed as an exhibit of the same number to Registrant's Annual Report on Form 10-K for the year ended January 31, 1997 and incorporated herein by reference.

     (b) Reports on Form 8-K

     On January 15, 1999 Supreme filed a current report on Form 8-K to disclose that it had entered into a definitive agreement with respect to the John Henry/Manhattan acquisition.

     (c) Item 601 Exhibits

     The exhibits required by Item 601 of Regulation S-K are set forth in
     (a)(3) above.

     (d) Financial Statement Schedules

     The financial statement schedules required by Regulation S-K are set forth in (a)(2) above.

                                  SIGNATURES

     Pursuant to the requirement of Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report or amendment to thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SUPREME INTERNATIONAL CORPORATION

                                   By: /s/ GEORGE FELDENKREIS

                                           By: /s/ GEORGE FELDENKREIS
                                           -------------------------------------
                                           George Feldenkreis
                                           Chairman of the Board and Chief
                                           Executive Officer

Dated: March 15, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

       NAME AND SIGNATURE                          TITLE                         DATE
--------------------------------   -------------------------------------   ---------------
/s/   GEORGE FELDENKREIS           Chairman of the Board and               March 15, 1999
--------------------------------   Chief Executive Officer
    George Feldenkreis             (Principal Executive Financial)
                                   and Accounting Officer)

/s/   OSCAR FELDENKREIS            President, Chief Operations Officer     March 15, 1999
--------------------------------   and Director
     Oscar Feldenkreis

/s/   RONALD BUCH                  Director                                March 15, 1999
--------------------------------
        Ronald Buch

/s/   GARY DIX                     Director                                March 15, 1999
--------------------------------
         Gary Dix

/s/   SALOMON HANONO               Director                                March 15, 1999
--------------------------------
      Salomon Hanono

/s/   RICHARD McEWEN               Director                                March 15, 1999
--------------------------------
      Richard McEwen

/s/   LEONARD MILLER               Director                                March 15, 1999
--------------------------------
      Leonard Miller

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Supreme International Corporation and subsidiaries:

     We have audited the consolidated balance sheets of Supreme International Corporation and subsidiaries (the "Company") as of January 31, 1998 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended January 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Miami, Florida
March 12, 1999

               SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                         AS OF JANUARY 31, 1998 AND 1999

                                                                            1998              1999
                                                                      ---------------   ---------------
ASSETS
Current Assets:
 Cash .............................................................    $  1,010,256      $    173,493
 Accounts receivable, net .........................................      35,502,607        38,969,845
 Inventories ......................................................      35,799,388        32,965,655
 Deferred income taxes ............................................       1,154,905         1,091,482
 Deposits for acquisitions ........................................              --         6,000,000
 Other current assets .............................................       2,253,328         2,040,200
                                                                       ------------      ------------
   Total current assets ...........................................      75,720,484        81,240,675
Property and equipment, net .......................................       4,899,656         7,851,592
Intangible assets, net ............................................      19,716,064        18,842,797
Other .............................................................       1,313,747         1,022,467
                                                                       ------------      ------------
   TOTAL ..........................................................    $101,649,951      $108,957,531
                                                                       ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable .................................................    $  4,048,325      $  4,595,688
 Accrued expenses .................................................       2,062,912         4,931,525
 Borrowings under letter of credit facilities .....................       3,000,000                --
 Other current liabilities ........................................         442,790           413,505
                                                                       ------------      ------------
   Total current liabilities ......................................       9,554,027         9,940,718
Deferred income tax ...............................................         282,905           559,728
Long term debt--senior credit agreement ...........................      36,658,174        33,511,157
                                                                       ------------      ------------
   Total liabilities ..............................................      46,495,106        44,011,603
                                                                       ------------      ------------
Commitments and Contingencies: (Note 16)
Stockholders' Equity:
Preferred stock--$.01 par value; 1,000,000 shares authorized;
  no shares issued or outstanding .................................              --                --
Class A Common Stock--$.01 par value; 30,000,000 shares authorized;
  no shares issued or outstanding .................................              --                --
Common stock--$.01 par value; 30,000,000 shares authorized;
  6,555,681 and 6,712,374 shares issued and outstanding
  as of January 31, 1998 and 1999, respectively ...................          65,556            67,123
Additional paid-in-capital ........................................      27,598,618        28,806,455
Retained earnings .................................................      27,490,671        36,072,350
                                                                       ------------      ------------
   Total stockholders' equity .....................................      55,154,845        64,945,928
                                                                       ------------      ------------
   TOTAL ..........................................................    $101,649,951      $108,957,531
                                                                       ============      ============

                See Notes to consolidated financial statements.

               SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1999

                                                                1997                1998                1999
                                                         -----------------   -----------------   -----------------
Revenues
 Net Sales ...........................................     $ 157,372,796       $ 190,689,212       $ 221,347,295
 Royalty Income ......................................         1,654,262           4,031,878           3,057,357
                                                           -------------       -------------       -------------
  Total Revenues .....................................       159,027,058         194,721,090         224,404,652
Cost of Sales ........................................       122,045,614         145,991,132         166,198,450
                                                           -------------       -------------       -------------
Gross Profit .........................................        36,981,444          48,729,958          58,206,202
Selling, General and Administrative Expenses .........        25,876,115          35,885,443          41,639,672
                                                           -------------       -------------       -------------
Operating Income .....................................        11,105,329          12,844,515          16,566,530
Interest Expense .....................................         1,664,392           2,781,509           3,493,985
                                                           -------------       -------------       -------------
Income Before Income Tax Provision ...................         9,440,937          10,063,006          13,072,545
Income Tax Provision .................................         3,596,918           2,884,844           4,490,866
                                                           -------------       -------------       -------------
Net Income ...........................................     $   5,844,019       $   7,178,162       $   8,581,679
                                                           =============       =============       =============
Net Income Per Share
 Basic ...............................................     $        0.89       $        1.10       $        1.29
                                                           =============       =============       =============
 Diluted .............................................     $        0.89       $        1.08       $        1.27
                                                           =============       =============       =============
Weighted Average Number of Shares Outstanding
 Basic ...............................................         6,534,446           6,540,604           6,674,103
                                                           =============       =============       =============
 Diluted .............................................         6,595,147           6,665,635           6,769,810
                                                           =============       =============       =============

                See Notes to consolidated financial statements.

              SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1999

                                                       COMMON STOCK            ADDITIONAL
                                                --------------------------       PAID-IN         RETAINED
                                                    SHARES        AMOUNT         CAPITAL         EARNINGS           TOTAL
                                                -------------   ----------   --------------   --------------   --------------
BALANCE, JANUARY 31, 1996 ...................     6,800,000      $ 68,000     $ 29,296,594     $14,468,490      $ 43,833,084
Purchase of treasury stock, at cost .........      (278,069)       (2,780)      (1,947,599)             --        (1,950,379)
Exercise of stock options ...................         7,500            75           48,675              --            48,750
Net Income ..................................            --            --               --       5,844,019         5,844,019
                                                  ---------      --------     ------------     -----------      ------------
BALANCE, JANUARY 31, 1997 ...................     6,529,431        65,295       27,397,670      20,312,509        47,775,474
Exercise of stock options ...................        26,250           261          200,948              --           201,209
Net Income ..................................            --            --               --       7,178,162         7,178,162
                                                  ---------      --------     ------------     -----------      ------------
BALANCE, JANUARY 31, 1998 ...................     6,555,681        65,556       27,598,618      27,490,671        55,154,845
Exercise of stock options ...................        78,525           785          457,367              --           458,152
Exercise of warrants ........................        78,168           782             (782)             --                --
Net Income ..................................            --            --               --       8,581,679         8,581,679
Tax benefit for exercise of
  non-qualified stock options ...............            --            --          751,252              --           751,252
                                                  ---------      --------     ------------     -----------      ------------
BALANCE, JANUARY 31, 1999 ...................     6,712,374      $ 67,123     $ 28,806,455     $36,072,350      $ 64,945,928
                                                  =========      ========     ============     ===========      ============

                See Notes to consolidated financial statements.

              SUPREME INTERNATIONAL CORPORATIONS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1999

                                                                          1997              1998              1999
                                                                    ---------------   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ......................................................    $   5,844,019     $  7,178,162      $   8,581,679
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
 Depreciation and amortization ..................................        1,147,091        1,748,006          2,161,398
 Loss on sale and abandonment of property .......................          257,221          187,692                 --
 Decrease (increase) in deferred taxes ..........................          159,655         (203,342)           340,246
 Changes in operating assets and liabilities:
   (net of effects of acquisition)
  Accounts receivable, net ......................................       (8,951,318)      (6,695,371)        (3,467,238)
  Inventories ...................................................          293,527       (3,598,866)         2,833,733
  Other current assets ..........................................         (359,942)        (727,633)           213,128
  Other assets ..................................................       (1,915,477)         889,854            291,280
  Accounts payable and accrued expenses .........................        4,835,234       (1,907,414)         3,415,976
  Other current liabilities .....................................          563,756           28,055            (29,285)
                                                                     -------------     ------------      -------------
    Net cash provided by (used in)
       operating activities .....................................        1,873,766       (3,100,857)        14,340,917
                                                                     -------------     ------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ..............................       (1,058,061)      (3,828,142)        (4,004,588)
Proceeds from sale of property and equipment ....................          164,545           32,102                 --
Payment on purchase of intangible assets ........................         (137,027)        (758,598)          (235,479)
Deposit for John Henry/Manhattan acquisition ....................               --               --         (1,000,000)
Deposit for Perry Ellis International acquisition ...............               --               --         (5,000,000)
Payment for Jolem acquisition ...................................       (3,657,435)              --                 --
Payment for Munsingwear acquisition .............................      (19,768,380)              --                 --
                                                                     -------------     ------------      -------------
   Net cash used in investing activities ........................      (24,456,358)      (4,554,638)       (10,240,067)
                                                                     -------------     ------------      -------------
CASH FLOW FROM FINANCING ACTIVITIES:
Net increase (decrease) in borrowings under letter of
  credit facilities .............................................        6,812,629       (3,812,629)        (3,000,000)
Net proceeds from (repayments of) long-term debt ................       18,168,857       11,521,373         (3,147,017)
Purchase of treasury stock ......................................       (1,950,379)              --                 --
Tax benefit for exercise of non-qualified stock options .........               --               --            751,252
Proceeds from exercise of stock options .........................           48,750          201,209            458,152
                                                                     -------------     ------------      -------------
   Net cash provided by (used in) financing activities ..........       23,079,857        7,909,953         (4,937,613)
                                                                     -------------     ------------      -------------
NET INCREASE (DECREASE) IN CASH .................................          497,265          254,458           (836,763)
CASH AT BEGINNING OF YEAR .......................................          258,533          755,798          1,010,256
                                                                     -------------     ------------      -------------
CASH AT END OF YEAR .............................................    $     755,798     $  1,010,256      $     173,493
                                                                     =============     ============      =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Cash paid during the year for:
 Interest .......................................................    $   1,433,403     $  2,820,016      $   3,293,877
                                                                     =============     ============      =============
 Income taxes ...................................................    $   3,394,466     $  3,174,807      $   1,762,479
                                                                     =============     ============      =============

                See Notes to consolidated financial statements.

              SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1999

1. GENERAL

     Supreme International Corporation and subsidiaries (the "Company") was incorporated in the State of Florida and has been in business since 1967. The Company is a leading designer and marketer of a broad line of high quality men's sportswear, including sport and dress shirts, golf sportswear, sweaters, urban wear, casual and dress pants and shorts to all levels of retail distribution.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of the Company's significant accounting policies:

     PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Supreme International Corporation and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

     USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying amounts of accounts receivable and accounts payable approximates fair value due to their short-term nature. The carrying amount of debt and credit facilities approximate fair value due to their stated interest rate approximating a market rate. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

     INVENTORIES--Inventories are stated at the lower of cost (first-in, first-out basis) or market. Costs consist of the purchase price, customs, duties, freight, insurance, and commissions to buying agents.

     PROPERTY AND EQUIPMENT--Property and equipment are stated at cost. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or estimated useful lives of the improvements. The useful lives range from five to ten years.

     INTANGIBLE ASSETS--Intangible assets primarily represent costs capitalized in connection with the acquisition, registration and maintenance of brand names and license rights. The amortization periods for the intangible assets range from fifteen to twenty years, with a weighted average of nineteen and a half years.

     LONG LIVED-ASSETS--Management reviews long-lived assets, including identifiable intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best

              SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

estimate of assumptions concerning future conditions. At January 31, 1999, management believes there was no impairement to long-lived assets.

     REVENUE RECOGNITION--Sales are recognized upon shipment, returns for defective goods are netted against sales, and an allowance is provided for estimated returns and other chargebacks. Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements.

     INCOME TAXES--Deferred income taxes result primarily from timing differences in the recognition of expenses for tax and financial reporting purposes and are accounted for in accordance with Financial Accounting Standards Board Statement No. 109 ("SFAS No. 109"), Accounting for Income Taxes, which requires the asset and liability method of computing deferred income taxes. Under the asset and liability method, deferred taxes are adjusted for tax rate changes as they occur.

     NET INCOME PER SHARE--Basic net income per share is computed by dividing net income by the weighted average shares of outstanding common stock. The calculation of diluted net income per share is similar to basic earnings per share except that the denominator includes dilutive potential common stock. The dilutive potential common stock included in the Company's computation of diluted net income per share includes the effects of the stock options and warrants described in Note 14, as determined using the treasury stock method. The weighted average number of shares for stock options included in the dilutive weighted average shares outstanding were 60,701, 125,031 and 95,707 in 1997, 1998 and 1999, respectively.

     STOCK SPLIT--On July 21, 1997, the Company's Board of Directors declared a 3 for 2 stock split in the form of a stock dividend. The accompanying financial statements reflect the stock split as if it had occurred as of the earliest period being presented.

     ACCOUNTING FOR STOCK-BASED COMPENSATION--The Company has chosen to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As required by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation, the Company has presented certain pro forma and other disclosures related to stock-based compensation plans.

     RECLASSIFICATIONS--Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

     NEW ACCOUNTING PRONOUNCEMENTS--In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires that all components of comprehensive income be reported on one of the following: (1) the statement of income; (2) the statement of changes in stockholders' equity, or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by stockholders (changes in paid-in capital) and distributions to stockholders (dividends). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130

              SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

for the fiscal year ended January 31, 1999. The components of comprehensive income which are excluded from net income are not significant, individually or in the aggregate, and therefore no separate statement of comprehensive income has been presented.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS No. 131 also requires entity-wide disclosure about products and services an entity provides, the foreign countries in which it holds assets and reports revenues and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 131 for the fiscal year ended January 31, 1999 (see Note 15).

     In March 1998, the American Institute of Certified Public Accountants issued Statements of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Management has not determined the effect, if any, of adopting SOP 98-1.

     In April 1998, the American Institute of Certified Public Accountants issued Statements of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"). SOP 98-5 establishes accounting standards for the reporting of certain costs associated with the start-up of operations, lines of business, etc. SOP 98-5 requires that costs of start-up activities, including organizational costs, be expenses as incurred and that in the year of adoption, start-up costs recorded should be expensed. SOP 98-5 is effective for fiscal years beginning subsequent to December 15, 1998. Management has not determined the effect, if any, of adopting SOP 98-5.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING Activities ("SFAS No. 133"). Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal year beginning after June 15, 1999. Management has not determined the effect, if any, of adopting SFAS No. 133.

3. ACQUISITIONS

     MUNSINGWEAR ACQUISITION--On September 6, 1996, the Company acquired certain assets of Munsingwear, Inc. ("Munsingwear"), a manufacturer of men's casual apparel, for approximately $18,400,000. The assets acquired consisted of brand names including GRAND SLAM/registered trademark/, GRAND SLAM TOUR/registered trademark/, PENGUIN SPORT/registered trademark/, and other intangible assets. The purchase price amounted to approximately $19,800,000, which included $1,400,000 of transaction costs, and was primarily allocated to working capital and intangible assets as follows: inventories $300,000; accounts receivable $300,000; and brand

              SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1999

3. ACQUISITIONS--(CONTINUED)

names $19,200,000. The acquisition was accounted for under the purchase method of accounting and was financed with borrowings from the revolving credit agreement (see Note 10).

     JOLEM ACQUISITION--On May 6, 1996, the Company acquired all the assets of Jolem Imports, Inc. ("Jolem"), a Miami based manufacturer of men's and boy's casual apparel. The purchase price amounted to approximately $3,700,000 and was primarily allocated to working capital and intangible assets as follows: inventories $1,800,000; accounts receivable $1,500,000; and brand names $400,000. The acquisition was accounted for under the purchase method of accounting.

4. ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following as of January 31:

                                                                           1998              1999
                                                                     ---------------   ---------------
   Trade accounts ................................................    $ 37,499,297      $ 43,219,125
   Royalties and other receivables ...............................       2,217,338         1,479,149
                                                                      ------------      ------------
   Total .........................................................      39,716,635        44,698,274
   Less: Allowance for doubtful accounts .........................        (609,874)         (609,874)
    Allowance for sales returns and other chargebacks   ..........      (3,604,154)       (5,118,555)
                                                                      ------------      ------------
   Total .........................................................    $ 35,502,607      $ 38,969,845
                                                                      ============      ============

     The activity for the allowance accounts are as follows:

                                                           1997              1998               1999
                                                     ---------------   ----------------   ----------------
   Allowance for doubtful accounts:
    Beginning balance ............................    $    242,792      $     250,000      $     609,874
    Provision ....................................         135,854            799,129            167,659
    Write-offs, net of recoveries ................        (128,646)          (439,255)          (167,659)
                                                      ------------      -------------      -------------
    Ending balance ...............................    $    250,000      $     609,874      $     609,874
                                                      ============      =============      =============
   Allowance for sales returns and other
    chargebacks:
    Beginning balance ............................    $    567,014      $   1,670,565      $   3,604,154
    Provision ....................................       9,057,342         13,047,822         11,984,955
    Actual returns and other chargebacks .........      (7,953,791)       (11,114,233)       (10,470,554)
                                                      ------------      -------------      -------------
    Ending balance ...............................    $  1,670,565      $   3,604,154      $   5,118,555
                                                      ============      =============      =============

     The Company carries accounts receivable at the amount it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated.

              SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1999

5. INVENTORIES

     Inventories consisted of the following as of January 31:

                                                   1998             1999
                                             ---------------   --------------
   Finished goods ........................    $ 31,972,723      $ 30,730,131
   Raw materials and in process ..........       1,204,841           255,085
   Merchandise in transit ................       2,621,824         1,980,439
                                              ------------      ------------
   Total .................................    $ 35,799,388      $ 32,965,655
                                              ============      ============

6. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following as of January 31:

                                                   1998              1999
                                             ---------------   ---------------
   Land ..................................    $         --      $  1,125,000
   Furniture, fixture and equipment ......       5,723,557         7,205,651
   Vehicles ..............................         309,955           371,364
   Leasehold improvements ................       1,617,288         2,299,704
                                              ------------      ------------
                                                 7,650,800        11,001,719
   Less: accumulated depreciation ........      (2,751,144)       (3,150,127)
                                              ------------      ------------
   Total .................................    $  4,899,656      $  7,851,592
                                              ============      ============

     Depreciation expense relating to property and equipment amounted to approximately $800,000, $847,000, and $1,052,000 for the fiscal years ended January 31, 1997, 1998 and 1999, respectively.

7. INTANGIBLE ASSETS

     Intangible assets consisted of the following as of January 31:

                                              1998             1999
                                         --------------   --------------
   Trademarks & Licenses .............    $ 21,306,788     $ 21,544,562
   Goodwill ..........................          17,864           16,165
                                          ------------     ------------
                                            21,324,652       21,560,727
   Accumulated Amortization ..........      (1,608,588)      (2,717,930)
                                          ------------     ------------
   Balance, net ......................    $ 19,716,064     $ 18,842,797
                                          ============     ============

     Amortization expense relating to the intangible assets amounted to approximately $347,000, $901,000 and $1,109,000, for the fiscal years ended January 31, 1997, 1998 and 1999, respectively.

              SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1999

8. ACCRUED EXPENSES

     Accrued expenses consisted of the following as of January 31:

                                              1998            1999
                                         -------------   -------------
   Income taxes ......................    $  370,687      $2,107,457
   Salaries and commissions ..........       662,865       1,549,758
   Buying commissions ................       597,280         818,188
   Other .............................       432,080         456,122
                                          ----------      ----------
   Total .............................    $2,062,912      $4,931,525
                                          ==========      ==========

9. BORROWINGS UNDER LETTER OF CREDIT FACILITIES

     The Company has a $45 million facility which provides up to $35 million to issue sight letters of credit including a sub-limit of $2 million to issue time letters of credit up to 120 days. In addition, the facility has a $10 million sub-limit for refinancing of sight letters of credit for a period of up to 120 days. The facility is collateralized by the consignment of merchandise in transit under each letter of credit. Indebtedness under this facility bears interest at variable rates substantially equal to the lenders' prime rate minus 1.0% per annum (6.75% as of January 31, 1999). Amounts outstanding under the $10 million sub-limit are collateralized by a secondary interest in the Company's accounts receivable and inventories.

     The Company has two additional letters of credit facilities which provide for borrowings of up to $15 million to issue sight letters of credit. The facilities are collateralized by the consignment of the merchandise in transit under each letter of credit.

     Borrowings available under letter of credit facilities consisted of the following as of January 31:

                                                    1998              1999
                                              ---------------   ---------------
   Total letter of credit facilities ......    $  60,000,000     $  60,000,000
   Borrowings .............................       (3,000,000)               --
   Outstanding letters of credit ..........      (26,673,016)      (23,831,172)
                                               -------------     -------------
   Available ..............................    $  30,326,984     $  36,168,828
                                               =============     =============

10. LONG-TERM DEBT--SENIOR CREDIT FACILITY

     The Company amended its revolving credit facility (the "Senior Credit Facility") on August 1, 1998 with a group of banks giving it the right to borrow $60 million or a portion thereof for its general corporate purposes. The Senior Credit Facility expires in April 2001 . Borrowings are limited under the terms of a borrowing base calculation which generally restricts the outstanding balance to 85% of eligible receivables plus 50% of eligible inventories, as defined. Interest on borrowings is variable, based upon the Company's option of selecting a LIBOR plus 1.25% or the bank's prime rate. The weighted average interest rate was 6.69% as of January 31, 1999. The Senior Credit Facility contains certain covenants, the most restrictive of which require the Company to maintain certain financial and net worth ratios. In addition, the Senior Credit Facility restricts the payment of dividends. The Senior Credit Facility is secured by the Company's assets. The outstanding balance under the Senior Credit Facility as of January 31, 1998 and 1999 amounted to $36,658,174 and $33,511,157, respectively.

              SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1999

10. LONG-TERM DEBT--SENIOR CREDIT FACILITY--(CONTINUED)

     The Company has received a proposal letter to amend the Senior Credit Facility. As amended, the Senior Credit Facility will provide (a) a revolving credit facility of up to an aggregate amount of $80 million (the "Revolver") and (b) a term loan in the aggregate amount of $20 million (the "Term Loan"). The amended agreement will have a term of five years.

11. INCOME TAXES

     The income tax provision consisted of the following for each of the years ended January 31:

                                       1997            1998            1999
                                  -------------   -------------   -------------
   Current income taxes:
    Federal ...................    $2,910,509      $2,780,815      $3,057,838
    State .....................       526,754         307,371       1,002,692
    Foreign ...................            --              --          90,090
                                   ----------      ----------      ----------
   Total ......................    $3,437,263      $3,088,186      $4,150,620
   Deferred income taxes:
    Federal and state .........       159,655        (203,342)        340,246
                                   ----------      ----------      ----------
   Total ......................    $3,596,918      $2,884,844      $4,490,866
                                   ==========      ==========      ==========

     The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate for each of the years ended January 31:


                                                                            1997            1998            1999
                                                                       -------------   -------------   -------------
   Statutory federal income tax rate ...............................    35.0 %         35.0 %          35.0 %
   Increase (decrease) resulting from
    State income taxes, net of federal income tax benefit ..........     3.9            2.1             2.9
    Benefit of graduated rate ......................................    (1.0)          (1.0)           (1.0)
    Reversal of certain income tax reserves ........................     --            (5.0)             --
   Other ...........................................................     0.2           (2.4)           (2.5)
                                                                       -----           -----           -----
   Total ...........................................................   38.1 %          28.7 %          34.4 %
                                                                       =====           =====           =====

              SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1999

11. INCOME TAXES--(CONTINUED)

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows as of January 31:

                                                    1998           1999
                                                ------------   ------------
   Deferred income tax assets:
    Inventories .............................   $ 642,944      $ 795,442
    Accounts receivable .....................    227,468        220,165
    Accrued expenses ........................    183,750             --
    Other ...................................    100,743         75,875
                                                ---------      ---------
    Deferred income tax assets ..............   1,154,905      1,091,482
                                                ---------      ---------
   Deferred income tax liabilities:
    Fixed assets ............................    (61,742)      (318,580)
    Intangible ..............................    (99,694)      (241,148)
    Other ...................................   (121,469)            --
                                                ---------      ---------
    Deferred income tax liabilities .........   (282,905)      (559,728)
                                                ---------      ---------
    Net deferred income tax asset ...........   $872,000       $531,754
                                                =========      =========

     A valuation allowance for deferred income tax assets is not deemed necessary as the assets are expected to be recovered.

12. RETIREMENT PLAN

     The Company adopted a 401(K) Profit Sharing Plan (the "Plan") in which eligible employees may participate. Employees are eligible to participate in the Plan upon the attainment of age 21, and completion of one year of service. Participants may elect to contribute up to 15% of their annual compensation, not to exceed amounts prescribed by statutory guidelines. The Company is required to contribute an amount equal to 50% of each participant's eligible contribution up to 4% of the participant's annual compensation. The Company may elect to contribute additional amounts at its discretion. The Company's contributions to the plan were approximately $34,000, $74,000, and $115,000 for the fiscal years ended January 31, 1997, 1998 and 1999 respectively.

13. RELATED PARTY TRANSACTIONS

     The Company leases certain office and warehouse space owned by the Company's Chairman of the Board of Directors and Chief Executive Officer under non-cancelable operating lease arrangements. Rent expense, including taxes, for these leases amounted to approximately $600,000, $625,000 and $546,000 for the fiscal years ended January 31, 1997, 1998 and 1999, respectively.

     The Company entered into a license agreement (the "License Agreement") with Isaco International, Inc. ("Isaco"), pursuant to which Isaco was granted an exclusive license to use the Natural Issues brand name in the United States and Puerto Rico to market a line of men's underwear and loungewear. The License Agreement provides for a guaranteed minimum royalty payment to the Company of $137,500 and expires on May 31, 1999. The principal shareholder of Isaco is the father-in-law of the Company's President and Chief Operating Officer. Royalty income earned from the License

              SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1999

13. RELATED PARTY TRANSACTIONS--(CONTINUED)

Agreement amounted to approximately $243,000, $296,000 and $298,000 for the fiscal years ended January 31, 1997, 1998 and 1999, respectively.

     In January 1998, the Company entered into two additional three-year license agreements with Isaco for use of the Natural Issue brand in the United States and its territories and possessions to market lines of hosiery and neckwear. The license agreement for neckwear provides for a guaranteed minimum annual royalty of $15,000 and the license agreement for hosiery provides for a guaranteed minimum annual royalty of $25,000 during the first year, increasing by $5,000 in each subsequent year.

14. STOCK OPTIONS AND WARRANTS

     STOCK OPTIONS--The Company adopted a 1993 Stock Option Plan (the "1993 Plan") and a Directors Stock Option Plan (the "Directors Plan") (collectively, the "Stock Option Plans"), under which shares of common stock are reserved for issuance upon the exercise of the options. The number of shares issuable under the Directors Plan is 150,000. The 1993 Plan was amended during fiscal 1999 to increase the number of shares issuable from 450,000 shares to 900,000 shares. The Stock Option Plans are designed to serve as an incentive for attracting and retaining qualified and competent employees, directors, consultants, and independent contractors of the Company. The 1993 Plan provides for the granting of both incentive stock options and nonstatutory stock options. Incentive stock options may only be granted to employees. Only non-employee directors are eligible to receive options under the Directors Plan. All matters relating to the Directors Plan are administered by a committee of the Board of Directors consisting of two or more employee directors, including selection of participants, allotment of shares, determination of price and other conditions of purchase, except that the per share exercise price of options granted under the Directors Plan may not be less than the fair market value of the common stock on the date of grant.

     Options can be granted under the 1993 Plan on such terms and at such prices as determined by the Board of Directors, or a committee thereof, except that the per share exercise price of incentive stock options granted under the 1993 Plan may not be less than the fair market value of the common stock on the date of grant, and in the case of an incentive stock option granted to a 10% shareholder, the per share exercise price will not be less than 110% of such fair market value. The aggregate fair market value of the shares covered by incentive stock options granted under the 1993 Plan that become exercisable by a grantee in any calendar year is subject to a $100,000 limit.

     On December 9, 1998, in order to provide an appropriate incentive to certain members of management whose stock option exercise prices were higher than the market price on that date, the Company allowed certain options to be repriced. This repricing was at the consent of the option holders, and all other terms of the options, including grant dates and exercise dates, remain intact and in accordance with the 1993 Plan.

              SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1999

14. STOCK OPTIONS AND WARRANTS--(CONTINUED)

     A summary of the status of the option plans as of and for the changes during each of the three years in the period ended January 31, 1999 is presented below:

                                                    OPTION PRICE PER SHARE            OPTIONS EXERCISABLE
                                               --------------------------------- -----------------------------
                                     NUMBER                                         NUMBER    WEIGHTED AVERAGE
                                   OF SHARES       LOW        HIGH     WEIGHTED   OF SHARES    EXERCISE PRICE
                                 ------------- ---------- ----------- ---------- ----------- -----------------
   Outstanding January 31, 1996      218,250    $  6.33     $ 10.75    $  7.71     114,938       $  8.06
   Granted 1997 ................      90,000    $  6.67     $ 10.75    $  8.87
   Exercised 1997 ..............      (7,500)   $  6.50     $  6.50    $  6.50
   Cancelled 1997 ..............      (7,500)   $  6.50     $  6.50    $  6.50
                                     -------
   Outstanding January 31, 1997      293,250    $  6.33     $ 10.75    $  8.01     192,938       $  8.14
   Granted 1998 ................      24,000    $  9.17     $ 10.17    $  9.84
   Exercised 1998 ..............     (26,250)   $  6.67     $ 10.75    $  7.73
   Cancelled 1998 ..............          --
                                     -------
   Outstanding January 31, 1998      291,000    $  6.33     $ 10.75    $  7.92     221,750       $  7.90
   Granted 1999 ................     387,000    $  9.75     $ 15.75    $ 13.18
   Exercised 1999 ..............    (103,125)   $  6.33     $ 10.67    $  7.36
   Cancelled 1999 ..............      (8,875)   $ 10.67     $ 15.25    $ 10.96
                                    --------
   Outstanding January 31, 1999      566,000    $  6.67     $ 15.75    $ 11.95     410,375       $ 12.66
                                    ========

     The following table summarizes the information about options outstanding at January 31, 1999:

                              OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
-------------------------------------------------------------------------------   -------------------------------
                                               WEIGHTED
                                                AVERAGE
                                               REMAINING           WEIGHTED                           WEIGHTED
        RANGE OF              NUMBER       CONTRACTUAL LIFE         AVERAGE           NUMBER          AVERAGE
    EXERCISE PRICES        OUTSTANDING        (IN YEARS)        EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
-----------------------   -------------   ------------------   ----------------   -------------   ---------------
$    6.50 - $ 9.75            152,750              3.0             $  8.20           135,625         $  8.19
$   10.00 - $15.00            172,250              4.7             $ 10.69            42,750         $ 10.12
$   15.25 - $15.75            241,000              9.1             $ 15.73           232,000         $ 15.75

              SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1999

14. STOCK OPTIONS AND WARRANTS--(CONTINUED)

     As described in Note 2, the Company accounts for stock-based compensation using the provisions of APB No. 25 and related interpretations. No compensation expense has been recognized in the years ended January 31, 1997, 1998 and 1999 as the exercise prices for stock options granted are equal to their fair market value at the time of grant. Had compensation cost for options granted been determined in accordance with the fair value provisions of SFAS 123, the Company's net income and net income per share would have been as follows for the years ended January 31:

                                  1997              1998               1999
                            ---------------   ----------------   ---------------
   Net income:
    As reported .........     $ 5,844,019       $  7,178,162       $  8,581,679
                              ===========       ============       ============
    Pro forma ...........     $ 5,710,383       $  7,026,242       $  8,145,789
                              ===========       ============       ============
   Net income per share:
    As reported
     Basic ..............     $      0.89       $       1.10       $       1.29
                              ===========       ============       ============
     Diluted ............     $      0.89       $       1.08       $       1.27
                              ===========       ============       ============
   Pro forma:
    Basic ...............     $      0.87       $       1.07       $       1.22
                              ===========       ============       ============
    Diluted .............     $      0.87       $       1.05       $       1.20
                              ===========       ============       ============

     The fair value for these options was estimated at the grant date using the Black-Scholes Option Pricing Model with the following weighted-average assumptions for 1997, 1998 and 1999:

                                                 1997        1998        1999
                                              ---------   ---------   ---------
   Risk free interest rate ................       6.5%        6.5%        6.5%
   Dividend yield .........................       0.0%        0.0%        0.0%
   Volatility factors .....................      58.0%       45.9%       67.3%
   Weighted average life (years) ..........       5.0         5.0         5.0

     Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in 1997, 1998 and 1999 were $4.97, $5.99 and $9.22, respectively.

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

              SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1999

14. STOCK OPTIONS AND WARRANTS--(CONTINUED)

     WARRANTS--In conjunction with the Company's initial public offering in May 1993, the Company granted 180,000 warrants entitling the holders of each warrant to purchase one share of common stock at an exercise price of $9.35 per share. The warrants became exercisable on May 21, 1995. All warrants were exercised during fiscal 1999.

15. SEGMENT INFORMATION

     The Company is engaged principally in one line of business, that being a leading designer and marketer of a broad line of high quality men's sportswear, including sport and dress shirts, golf sportswear, sweaters, urban wear, casual and dress pants and shorts to all levels of retail distribution. We own or license the brands under which most of our products are sold. The percentage of our revenues from branded products amounted to 75% in fiscal 1998 and 81% in fiscal 1999. Sales to any one customer exceeding ten percent amounted to 15%, 12% and 12% for the year ended January 31, 1997; 12% and 13% for the year ended January 31, 1998; and 15%, 10% and 10% for the year ended January 31, 1999. The Company does not believe that these concentrations of sales and credit risk represent a material risk of loss with respect to its financial position as of January 31, 1999.

16. COMMITMENTS AND CONTINGENCIES

     The Company has licensing agreements, as licensee, for the use of certain branded and designer labels. The license agreements expire on varying dates through December 31, 2000. Total royalty payments under these license agreements amounted to approximately $405,000, $330,000 and $573,000 for the years ended January 31, 1997, 1998 and 1999, respectively, and were classified as selling, general and administrative expenses.

     The Company is party to an employment agreement with Oscar Feldenkreis, the Company's President and Chief Operating Officer, which expires in May 2000, and is subject to annual renewal. The employment agreement currently provides for an annual salary of $350,000, subject to annual cost-of-living increases, and an annual bonus as may be determined by the Compensation Committee in its discretion, up to a maximum of $500,000. The employment agreement requires Mr. Feldenkreis to devote his full-time to the affairs of the Company. Upon termination of the employment agreement by reason of the employee's death or disability, Mr. Feldenkreis or his estate will receive a lump sum payment equal to one year's salary plus a bonus as may be determined by the Compensation Committee in its discretion. The employment agreement also prohibits Mr. Feldenkreis from directly or indirectly competing with the Company for one year after termination of his employment for any reason except the Company's termination of Mr. Feldenkreis without cause.

     The Company is also party to an employment agreement with George Feldenkreis, the Company's Chairman of the Board and Chief Executive Officer, expiring in May 2000, and is subject to annual renewal. The employment agreement currently provides for an annual salary of $375,000, subject to annual cost-of-living increases, and an annual bonus as may be determined by the Compensation Committee in its discretion, up to a maximum of $250,000. Pursuant to his employment agreement, Mr. Feldenkreis devotes a majority of his working time to the affairs of the Company. George Feldenkreis' employment agreement contains termination and non-competition provisions similar to those set forth in Oscar Feldenkreis' agreement.

              SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1999

16. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     The Company consolidated its administrative offices and warehouses and distribution facilities into a 238,000 square foot facility in Miami. The lease has a term of five years, minimum annual rental of approximately $1,000,000 and requires a minimum contingent rental payment at the termination of the lease of $12,325,000. The minimum contingent rental payment is not required if, at the Company's option, the lease is renewed after the five year term.

     Minimum aggregate annual commitments for all of the Company's noncancelable operating lease commitments, including the related party leases described in Note 13 and the minimum contingent rental payment described above, are as follows.

YEAR ENDING JANUARY 31,
-------------------------
   2000 .................    $  1,461,800
   2001 .................       1,335,600
   2002 .................       1,206,200
   2003 .................      13,154,500
   2004 .................         372,100
                             ------------
    Total ...............    $ 17,530,200
                             ============

     Rent expense for these leases, including the related party rent payments discussed in Note 13, amounted to $1,078,000, $1,460,000, and $1,946,000 for the fiscal years ended January 31, 1997, 1998 and 1999, respectively.

     The Company guarantees up to $600,000 of letters of credit of an unaffiliated entity.

     Upon consummation of the John Henry/Manhattan acquisition described in
Note 17, the Company will be required to pay Icahn Associates Corp. or its affiliates ("IAC") a financial advisory fee of $1.0 million. In addition, IAC has the right to acquire 1,320,000 shares of the Company's common stock at $12 per share. Simultaneously with the exercise of the right, IAC will be required to enter into a two-year standstill agreement and will receive certain registration rights with respect to the shares.

     The Company is subject to claims and suits against it, as well as the initiator of claims and suits against others, in the ordinary course of its business, including claims arising from the use of its trademarks. The Company does not believe that the resolution of any pending claims will have a material adverse affect on its financial position, results of operations or cash flows.

              SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1999

17. SUBSEQUENT EVENTS

     PERRY ELLIS INTERNATIONAL, INC. In January 1999, the Company agreed to buy Perry Ellis International, Inc. for approximately $75.0 million in cash. Perry Ellis International, Inc. is a privately-held company, which owns and licenses the Perry Ellis brand, currently one of the top selling brands in specialty chains and department stores in the United States. Perry Ellis International, Inc. is currently the licensor under approximately 34 license agreements, primarily for various categories of men's wear, boys' wear and fragrances. During the year ended December 31, 1998, Perry Ellis International, Inc. had revenues of $16.2 million. The Company anticipates completing the Perry Ellis International acquisition in early April, 1999.

     SENIOR SUBORDINATED NOTES. Concurrently with the Company's acquisition of Perry Ellis International, Inc., the Company intends to issue $100,000,000 in senior subordinated notes due 2009.

     JOHN HENRY/MANHATTAN. In December 1998, the Company entered into an agreement to buy certain assets of the John Henry and Manhattan dress shirt business from Salant Corporation, which is currently in a Chapter 11 bankruptcy proceeding. On February 24, 1999, the bankruptcy court approved the purchase for approximately $44.2 million in cash. The assets consist of the John Henry, Manhattan and Lady Manhattan trademarks and trade names, license agreements, the existing dress shirt inventory with a value of approximately $17.2 million and certain manufacturing equipment. The Company will also assume a lease for the Mexican dress shirt manufacturing facility and other ordinary course of business liabilities. This acquisition is expected to close on or about March 22, 1999. The Company has entered into an agreement with Phillips-Van Heusen Corporation to license the John Henry and Manhattan brands. The agreement also provides that Phillips-Van Heusen will buy the existing dress shirt inventory from the Company at the Company's cost concurrent with the closing of the John Henry/Manhattan acquisition.

              SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1999

18. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          1Q             2Q             3Q             4Q            TOTAL
                                     ------------   ------------   ------------   ------------   -------------
                                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
FISCAL YEAR ENDED JANUARY 31, 1999
Net Sales ........................     $ 60,085       $ 49,709       $ 65,012       $ 46,541       $ 221,347
Royalty income ...................        1,022            981            492            562           3,057
                                       --------       --------       --------       --------       ---------
Total revenues ...................       61,107         50,690         65,504         47,103         224,404
Gross Profit .....................       15,648         13,166         16,085         13,307          58,206
Net Income .......................        2,637          1,053          2,812          2,080           8,582
Net income per share:
 Basic ...........................     $   0.40       $   0.16       $   0.42       $   0.31       $    1.29
 Diluted .........................     $   0.39       $   0.15       $   0.42       $   0.31       $    1.27

FISCAL YEAR ENDED JANUARY 31, 1998
Net Sales ........................     $ 48,841       $ 42,037       $ 54,550       $ 45,261       $ 190,689
Royalty income ...................        1,123          1,051            887            971           4,032
                                       --------       --------       --------       --------       ---------
Total revenues ...................       49,964         43,088         55,437         46,232         194,721
Gross Profit .....................       12,963         10,538         12,477         12,752          48,730
Net Income .......................        2,149            826          2,411          1,792           7,178
Net income per share:
 Basic ...........................     $   0.33       $   0.13       $   0.37       $   0.27       $    1.10
 Diluted .........................     $   0.33       $   0.12       $   0.36       $   0.27       $    1.08

FISCAL YEAR ENDED JANUARY 31, 1997
Net Sales ........................     $ 37,807       $ 31,159       $ 46,746       $ 41,661       $ 157,373
Royalty income ...................           28             70            405          1,151           1,654
                                       --------       --------       --------       --------       ---------
Total revenues ...................       37,835         31,229         47,151         42,812         159,027
Gross Profit .....................        8,672          6,824         11,116         10,369          36,981
Net Income .......................        1,615            689          1,974          1,566           5,844
Net income per share:
 Basic (1) .......................     $   0.25       $   0.11       $   0.30       $   0.24       $    0.89
 Diluted .........................     $   0.25       $   0.10       $   0.30       $   0.24       $    0.89

----------------
(1) Total does not equal sum of quarters due to effect of the weighted averaging of shares outstanding.

                          INDEPENDENT AUDITORS' REPORT

Perry Ellis International, Inc.:

     We have audited the accompanying balance sheet of Perry Ellis International, Inc. as of December 31, 1997 and December 31, 1998, and the related statement of operations, undistributed income and cash flows for the three years ended December 31, 1996, December 31, 1997 and December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audit.

     We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

     An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perry Ellis International, Inc. as of December 31, 1997 and December 31, 1998, and the results of its operations and cash flows for the three years ended December 31, 1996, December 31, 1997, and December 31, 1998, in conformity with generally accepted accounting principles.

                                        /s/ Saul L. Klaw & Co., P.C.
                                        Certified Public Accountants

Dated: March 12, 1999

                        PERRY ELLIS INTERNATIONAL, INC.

                                 BALANCE SHEET

                                                                               DECEMBER 31,
                                                                       -----------------------------
                                                                            1997            1998
                                                                       -------------   -------------
ASSETS
Current Assets
 Cash Balances .....................................................    $  527,161      $1,776,722
 Due from Licensees ................................................       389,281         944,885
 Prepaid Expenses ..................................................       758,171         543,383
 Prepaid Franchise Taxes ...........................................           -0-          75,232
 Unexpired Insurance ...............................................        41,317          43,200
 Employee Loan Receivable ..........................................           -0-           6,183
                                                                        ----------      ----------
Total Current Assets ...............................................     1,715,930       3,389,605
Fixed Assets .......................................................     1,995,817       2,016,958
Less: Accumulated Depreciation .....................................      (647,380)       (875,444)
Security Deposits ..................................................        47,688          32,334
                                                                        ----------      ----------
Total Assets .......................................................    $3,112,055      $4,563,453
                                                                        ==========      ==========
LIABILITIES
Current Liabilities
 Accounts Payable, Expenses ........................................    $  542,170      $  163,443
 Accrued Payroll ...................................................       500,425         452,884
 Employment Termination Payable, Current ...........................        90,000         108,296
 Franchise Taxes Payable ...........................................       610,058             -0-
                                                                        ----------      ----------
Total Current Liabilities ..........................................     1,742,653         724,623
                                                                        ----------      ----------
CAPITAL
Capital Stock--no par value; 200 shares authorized; 50 shares issued
  and outstanding ..................................................         1,000           1,000
Undistributed Income ...............................................     1,368,402       3,837,830
                                                                        ----------      ----------
Total Capital ......................................................     1,369,402       3,838,830
                                                                        ----------      ----------
Total Liabilities and Capital ......................................    $3,112,055      $4,563,453
                                                                        ==========      ==========

                       (See Notes to Financial Statements)

                        PERRY ELLIS INTERNATIONAL, INC.

                            STATEMENT OF OPERATIONS

                                                YEAR ENDED DECEMBER 31,
                                    ------------------------------------------------
                                         1996             1997             1998
                                    --------------   --------------   --------------
Royalty Revenues ................    $12,191,490      $15,739,291      $16,210,696
Less Agent's Commission .........      1,273,879           78,750           33,750
                                     -----------      -----------      -----------
Net Royalty Revenues ............     10,917,611       15,660,541       16,176,946
Operating Expenses ..............      5,544,425        7,334,551        8,625,713
Non-recurring Items .............      3,273,529              -0-              -0-
                                     -----------      -----------      -----------
Operating Income ................      2,099,657        8,325,990        7,551,233
Interest Income .................        143,765          135,537           32,061
                                     -----------      -----------      -----------
Income Before Taxes .............      2,243,422        8,461,527        7,583,294
State and Local Taxes ...........        218,631          852,072          760,346
                                     -----------      -----------      -----------
Net Income for the Year .........    $ 2,024,791      $ 7,609,455      $ 6,822,948
                                     ===========      ===========      ===========

                       (See Notes to Financial Statements)

                        PERRY ELLIS INTERNATIONAL, INC.

                             UNDISTRIBUTED INCOME

                                                            YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------
                                                      1996            1997            1998
                                                 -------------   -------------   -------------
Balance at Beginning .........................    $2,826,046     $3,437,637       $1,368,402
Net Income for the Year ......................     2,024,791      7,609,455        6,822,948
                                                  ----------     ----------       ----------
Total ........................................     4,850,837     11,047,092        8,191,350
                                                  ----------     ----------       ----------
Less Distributions to Stockholder during year:
     Dividend Paid ...........................     1,390,000      9,625,000        4,325,000
     Foreign Tax Credits .....................        23,200         53,690           28,520
                                                  ----------     ----------       ----------
Total ........................................     1,413,200      9,678,690        4,353,520
                                                  ----------     ----------       ----------
Balance at End ...............................    $3,437,637     $1,368,402       $3,837,830
                                                  ==========     ==========       ==========

                      (See Notes to Financial Statements)

                        PERRY ELLIS INTERNATIONAL, INC.

                            STATEMENT OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------------
                                                                   1996              1997              1998
                                                             ---------------   ---------------   ---------------
Cash Flow from Operating Activities:
 Net Income ..............................................    $  2,024,791      $  7,609,455      $  6,822,948
 Depreciation ............................................         212,000           225,783           228,064
 Loss on Investment in Limited Partnership ...............         154,187               -0-               -0-
 Changes in Operating Assets and Liabilities:
  Due from Licensees .....................................         167,120          (362,559)         (555,604)
  Prepaid Expenses .......................................        (265,840)         (396,439)          212,905
  Other Current Assets ...................................             -0-               -0-            (6,183)
  Accounts Payable .......................................         486,503          (140,906)         (378,727)
  Accrued Payroll ........................................         (24,814)          325,192           (47,541)
  Corporate Taxes Payable ................................        (350,947)          610,058          (685,290)
  Employment Termination .................................         (75,000)         (126,000)           18,296
  Commissions Payable ....................................         200,000          (200,000)              -0-
  Non-Current Assets .....................................            (851)             (846)           15,354
  Non-Current Liabilities ................................        (216,000)          (90,000)              -0-
                                                              ------------      ------------      ------------
Net Cash Provided by Operating Activities ................       2,311,149         7,453,738         5,624,222
                                                              ------------      ------------      ------------
Cash Flow from Investing Activities:
 (Credit) for Disposal of Service Agreement ..............      (1,000,001)        1,000,001               -0-
 (Additions) to Fixed Assets .............................         (47,461)          (87,160)          (21,141)
                                                              ------------      ------------      ------------
Net Cash (Used) Provided by Investing Activities .........      (1,047,462)          912,841           (21,141)
                                                              ------------      ------------      ------------
Cash Flow from Financing Activities:
 Distribution to Stockholders ............................      (1,413,200)       (9,678,690)       (4,353,520)
                                                              ------------      ------------      ------------
Net (Decrease) Increase in Cash Flows ....................        (149,513)       (1,312,111)        1,249,561
Cash at Beginning of Year ................................       1,988,785         1,839,272           527,161
                                                              ------------      ------------      ------------
Cash at End of Year ......................................    $  1,839,272      $    527,161      $  1,776,722
                                                              ============      ============      ============
Supplemental Disclosure of
  Cash Flow Information:
  Taxes Paid .............................................    $    627,773      $    192,652      $  1,446,000
                                                              ============      ============      ============

                       (See Notes to Financial Statements)

                        PERRY ELLIS INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998

1. DESCRIPTION OF BUSINESS

     The Company was incorporated on September 12, 1978 and operates as a licensor. Its income consists primarily of royalties received from licensees under licensing agreements. Revenues to a major customer accounted for approximately 36% in 1997 and 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash, receivables and payables, for which carrying amounts approximate fair value due to the short-term nature of the instruments.

FIXED ASSETS

     Fixed Assets consist of fixtures, equipment and improvements and are stated at cost.

     Depreciation is computed using the straight-line basis over the estimated useful life of the assets. The useful lives range from five to ten years.

     Maintenance and Repairs are expensed as incurred. Expenditures for major renewals are capitalized. Upon the sale, replacement or retirement of assets, the cost and accumulated depreciation or amortization thereon are removed from the accounts.

INCOME TAXES

     The Company has qualified as a small business ("S") corporation under the Internal Revenue Code. The federal income tax effect of income and losses is passed through to the stockholders. Consequently, there is no provision for federal income taxes in the financial statements. However, the Company is subject to state and local income taxes in certain taxing districts in which it does business.

                        PERRY ELLIS INTERNATIONAL, INC.

                 YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998

3. CASH BALANCES

     Cash balances consist of the following:

                                                           1997           1998
                                                       -----------   -----------
   Cash in Checking and Savings Accounts ...........    $519,972      $1,559,711
   Cash in Pierpont Money Market Accounts ..........       7,189         217,011
                                                        --------      ----------
   Total ...........................................    $527,161      $1,776,722
                                                        ========      ==========

4. DUE FROM LICENSEES

     The balance due from licensees in the amount of $944,885 represents charges of advertising and other expenses advanced for the account of the individual licensees of the Company.

5. PREPAID EXPENSES

     The prepaid expense balance consists of the following:

                                                          1997         1998
                                                      -----------   ----------
   Deposit for Advertising Campaign ...............    $197,785      $ 75,718
   Deposit Paid for Photoshoots ...................     424,441       444,365
   Deposit for Outdoor Systems Billboard ..........         -0-        20,486
   Deposit for Trade Shows ........................     116,592           -0-
   Other Expenses .................................      19,353         2,814
                                                       --------      --------
   Total ..........................................    $758,171      $543,383
                                                       ========      ========

6. PROPERTY AND EQUIPMENT

     Property and equipment balances consist of the following:

                                                                     1997            1998
                                                                -------------   -------------
   Furniture, fixtures and equipment ........................    $  420,329      $  437,763
   Leasehold improvements ...................................     1,575,488       1,579,195
                                                                 ----------      ----------
                                                                  1,995,817       2,016,958
   Less: accumulated depreciation and amortization ..........      (647,380)       (875,444)
                                                                 ----------      ----------
   Total ....................................................    $1,348,437      $1,141,514
                                                                 ==========      ==========

7. ACCRUED PAYROLL

     Accrued Payroll consists of incentive bonuses earned by executives during the calendar year and payable in the following year.

8. PENSION PLAN

     The Company has a Money Purchase and Profit Sharing Plan in effect. All employees are eligible to participate in both plans upon the completion of one year of service and reaching the age of 21. The Company is required to contribute 10% of the compensation of all participants to the Money Purchase Pension Plan on an annual basis. There is no contribution requirement for the Proft Sharing Plan. Employees are not required to contribute to either plan.

     The contributions for the calendar year 1997 aggregated $127,066 and for 1998, $66,265.

                        PERRY ELLIS INTERNATIONAL, INC.

                 YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998

9. RENTS

     The Company leases its executive and design offices. As at December 31, 1998, total minimum rentals are approximately as follows:

   1999 ...............    $215,000
   2000 ...............     230,000
   2001 ...............     246,000
   Thereafter .........     478,000

     Rent expense for this lease amounted to approximately $196,000, $197,000 and $219,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

10. SUBSEQUENT EVENT

     In January 1999, the Company's sole shareholder agreed to sell 100% of the Company's outstanding common stock to Supreme International Corporation for approximately $75 million in cash. The sale is expected to close in April 1999.

              UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

INTRODUCTION

     The following sets forth the Unaudited Pro Forma Combined Financial Information of Supreme as of and for the fiscal year ended January 31, 1999, giving effect to the Perry Ellis acquisition under the "purchase" method of accounting, and the Rule 144A offering of an aggregate principal amount of $100.0 million in senior subordinated notes due 2009. Supreme's Unaudited Pro Forma Combined Income Statement Information presents the acquisition of Perry Ellis International, Inc. and the Rule 144A offering as if they had been consummated on February 1, 1998. The Unaudited Pro Forma Combined Balance Sheet Information of Supreme presents the Perry Ellis International acquisition and the Rule 144A offering as if they had been consummated on January 31, 1999. The Unaudited Pro Forma Combined Financial Information of the combined companies are presented for illustrative purposes only, and therefore do not purport to present the financial position or results of operations of Supreme had the Perry Ellis International acquisition and the Rule 144A offering occurred on the dates indicated, nor are they necessarily indicative of the results of operations which may be expected to occur in the future.

     The historical financial information for Supreme and Perry Ellis International, Inc. has been derived from the audited financial statements of Supreme and Perry Ellis International, Inc., respectively, included in Item 8. The pro forma adjustments relating to the acquisition and integration of Perry Ellis International, Inc. represent Supreme's preliminary determinations of these adjustments and are based upon available information and certain assumptions Supreme considers reasonable under the circumstances. Final amounts could differ from those set forth herein.

     The Unaudited Pro Forma Combined Financial Information does not give effect to the pending John Henry/Manhattan acquisition and the related Phillips-Van Heusen transactions. See "Item 6. Selected Financial Data--Summary Pro Forma and Supplemental Financial Information."

              UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

                                 BALANCE SHEET

                        BALANCE SHEET JANUARY 31, 1999

                                                             HISTORICAL(1)                      PRO FORMA
                                                      ---------------------------   ----------------------------------
                                                        SUPREME      PERRY ELLIS       ADJUSTMENTS(2)        COMBINED
                                                      -----------   -------------   --------------------   -----------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Current Assets:
 Cash .............................................    $    174        $  1,777     $ (1,777)(a)            $    174
 Accounts receivable, net .........................      38,970             945           --                  39,915
 Inventories ......................................      32,966              --           --                  32,966
 Deferred income taxes ............................       1,091              --           --                   1,091
 Deposits for acquisitions ........................       6,000              --       (5,000)(b)               1,000
 Other current assets .............................       2,040             667          (75)(c)               2,632
                                                       --------        --------     --------                --------
    Total Current Assets ..........................      81,241           3,389       (6,852)                 77,778
Property and equipment, net .......................       7,852           1,142         (900)(d)               8,094
Intangible assets, net ............................      18,843              --       74,104 (e)              92,947
Other assets ......................................       1,022              32        3,479 (f)               4,533
                                                       --------        --------     --------                --------
    Total Assets ..................................    $108,958        $  4,563     $ 69,831                $183,352
                                                       ========        ========     ========                ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current Liabilities:
 Accounts payable .................................    $  4,596        $    163           --                $  4,759
 Accrued expenses .................................       4,931             561           --                   5,492
 Other current liabilities ........................         414              --     $    640 (g)               1,054
                                                       --------        --------     --------                ---------
    Total Current Liabilities .....................       9,941             724          640                  11,305
Deferred income taxes .............................         560              --           --                     560
Senior Credit Facility ............................      33,511              --      (26,970)(h)               6,541
Notes offered in the Rule 144A offering ...........          --              --      100,000 (i)             100,000
                                                       --------        --------     --------                --------
    Total Liabilities .............................      44,012             724       73,670                 118,406
Stockholders' equity ..............................      64,946           3,839       (3,839)(j)              64,946
                                                       --------        --------     --------                --------
    Total Liabilities and Stockholders' Equity.....    $108,958        $  4,563     $ 69,831                $183,352
                                                       ========        ========     ========                ========

        See Notes to Unaudited Pro Forma Combined Financial Information.

              UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

                                INCOME STATEMENT

                          YEAR ENDED JANUARY 31, 1999

                                                                  HISTORICAL(1)                        PRO FORMA
                                                          -----------------------------   -----------------------------------
                                                             SUPREME       PERRY ELLIS       ADJUSTMENTS(3)        COMBINED
                                                          -------------   -------------   -------------------   -------------
                                                                                (DOLLARS IN THOUSANDS)
Net sales .............................................     $ 221,347        $     --         $     --            $ 221,347
Royalty income ........................................         3,057          16,177               --               19,234
                                                            ---------        --------         --------            ---------
Total revenues ........................................       224,404          16,177               --              240,581
Cost of sales .........................................       166,198              --               --              166,198
                                                            ---------        --------         --------            ---------
Gross profit ..........................................        58,206          16,177               --               74,383
Selling, general, and administrative expenses .........        41,639           8,594            1,059 (a)           51,292
                                                            ---------        --------         --------            ---------
Operating income ......................................        16,567           7,583           (1,059)              23,091
Interest expense ......................................         3,494              --            9,298 (b)           12,792
                                                            ---------        --------         --------            ---------
Income before provision for income taxes ..............        13,073           7,583          (10,357)              10,299
Provision for income taxes ............................         4,491             760             (954)(c)            4,297
                                                            ---------        --------         --------            ---------
Net income ............................................     $   8,582        $  6,823         $ (9,403)           $   6,002
                                                            =========        ========         ========            =========
Other Operating Data:
 Ratio of earnings to fixed charges(4) ................           4.2x             --               --                 1.8x
 Depreciation and amortization ........................     $   2,161        $    228         $  3,525            $   5,914
 EBITDA(5) ............................................     $  18,728        $  7,811         $  2,466            $  29,005

        See Notes to Unaudited Pro Forma Combined Financial Information.

          NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

                             (DOLLARS IN THOUSANDS)

(1) The year ended January 31, 1999 is Supreme's historical financial reporting period. For the pro forma year ended January 31, 1999 Perry Ellis International, Inc. financial information has been included as of and for the twelve months ended December 31, 1998 because they have historically reported on a calendar year end. Supreme believes the effect of the difference in these reporting periods is not significant and is not reflected in the Unaudited Pro Forma Combined Financial Information.

(2) The purchase price is $75,000, adjusted for working capital less other agreed upon adjustments. Based upon the Perry Ellis International, Inc. December 31, 1998 balance sheet, the purchase price is calculated as follows:

   PURCHASE PRICE DETERMINATION:
    Gross purchase price ..........................    $ 75,000
    Net adjustments to purchase price .............        (449)
                                                       --------
       Net purchase price .........................    $ 74,551
                                                       ========
   PURCHASE PRICE ALLOCATION:
    Current assets ................................    $  1,537
    Property, plant and equipment .................         242
    Other assets ..................................          32
    Trademarks ....................................      74,104
    Accounts payable and accrued expenses .........      (1,364)
                                                       --------
       Net purchase price .........................    $ 74,551
                                                       ========

    For purposes of preparing the Unaudited Pro Forma Combined Balance Sheet, the Perry Ellis assets acquired and liabilities assumed have been recorded at their estimated fair values. A final determination of the required purchase accounting adjustments and of the fair value of the assets and liabilities of Perry Ellis International, Inc. acquired or assumed has not yet been made. Accordingly, the purchase accounting adjustments made in connection with the development of the unaudited pro forma financial information reflect the Company's best estimate based upon currently available information.

                                                                                           AS OF
                                                                                      JANUARY 31, 1999
                                                                                     -----------------
  (a)       Cash balances of Perry Ellis International, Inc. which are not being
            acquired .............................................................       $  (1,777)
  (b)       Deposit applied to Perry Ellis International acquisition .............          (5,000)
  (c)       Other current assets of Perry Ellis International, Inc. which are not
            being acquired .......................................................             (75)
  (d)       Property, plant and equipment have been adjusted to their estimated
            fair value ...........................................................            (900)
  (e)       Trademarks acquired ..................................................          74,104
  (f)       Deferred financing costs related to the notes offered in the
            Rule 144A offering ...................................................           3,479
  (g)       Liabilities assumed, including severance and acquisition
            costs payable ........................................................             640
  (h)       Pay down of Senior Credit Facility ...................................         (26,970)
  (i)       Issuance of notes offered in the Rule 144A offering ..................         100,000
  (j)       Elimination of Perry Ellis International, Inc.'s stockholders' equity           (3,839)

(3) The pro forma income statement data for the year ended January 31, 1999 present the effects of the Perry Ellis International acquisition and the Rule 144A offering, in each case as if they occurred as of the beginning of such period, including:

  (a)       Adjustments to selling, general and administrative expenses:
              Decrease in depreciation expense to reflect the fair value and useful lives
              of the acquired property, plant and equipment .................................    $   (180)
              Amortization expense of trademarks (straight line--20 years) ..................       3,705
              Elimination of consulting fees, licensing fees, severance costs, occupancy
              costs and employment costs that will not be incurred by the Company ...........      (2,466)
                                                                                                 --------
            Total adjustment to selling, general and administrative expenses ................       1,059
                                                                                                 --------
  (b)       The pro forma adjustments to interest expense arising from the Perry Ellis
            International acquisition and the offering of the notes in the Rule 144A offering are presented below:
            Reduction of interest expense related to the:
              Lower balance outstanding under the credit facility (at 7.60%) ................      (2,050)
            Additional interest cost related to:
              The notes offered in the Rule 144A offering ...................................      11,000
              Amortization of deferred financing costs ......................................         348
                                                                                                 --------
            Total adjustment to interest expense ............................................       9,298
                                                                                                 --------
  (c)       Adjustment to the provision for income taxes at an effective rate of 34.4% ......        (954)
                                                                                                 --------
            Total adjustment to income statement ............................................    $  9,403
                                                                                                 ========

    In addition to the above, the company believes additional cost savings will be realized through the combination of the two companies.

(4) For purpose of computing this ratio, earnings consist of earnings before income taxes and fixed charges. Fixed charges consist of interest expense, amortization of deferred debt issuance costs and the portion of rental expense of the Lease deemed representative of the interest factor.

(5) EBITDA represents net income before taking into consideration interest expense, income tax expense, depreciation expense, and amortization expense. EBITDA is not a measurement of financial performance under generally accepted accounting principles and does not represent cash flow from operations. Accordingly, do not regard this figure as an alternative to net income or as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. We believe that EBITDA is widely used by analysts, investors and other interested parties in our industry but is not necessarily comparable with similarily titled measures for other companies. See "Statements of Cash Flow" in our consolidated financial statements and in the financial statements of Perry Ellis International, Inc. contained elsewhere in this Item 8.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                         DESCRIPTION
--------   -----------------------------------------------------------------------------------
 3.1       Registrant's Second Amended and Restated Articles of Incorporation
10.27      Amendment to Amended and Restated Loan and Security Agreement dated as of August 1, 1998
23.2       Consent of Deloitte & Touche LLP
27.1       Financial Data Schedule (SEC use only)