Form 10-K/A
period 1999-01-31
SUPREME INTERNATIONAL CORP
filed 1999-04-09
CIK 900349

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1
(MARK ONE)

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

                      DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

           SUMMARY PRO FORMA AND SUPPLEMENTAL FINANCIAL INFORMATION

     The "Pro Forma Financial Information" set forth below gives effect to (i) the Perry Ellis International acquisition and (ii) a Rule 144A offering of $100.0 million in aggregate principal amount of senior subordinated notes due 2006. The "Supplemental Financial Information" set forth below, in addition to giving effect to the transactions included in the Pro Forma Financial Information, gives effect to (i) the John Henry/Manhattan acquisition and the related concurrent sale of the existing dress shirt inventory to Phillips-Van Heusen and (ii) additional indebtedness incurred under the Senior Credit Facility to finance the John Henry/Manhattan acquisition. The income statement and operating information give effect to such transactions as if they had occurred on February 1, 1998 and the balance sheet information gives effect to such transactions as if they had occurred on January 31, 1999.

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

                                                                 PRO FORMA
                                                             FISCAL YEAR ENDED
                                                             JANUARY 31, 1999
PRO FORMA FINANCIAL INFORMATION                           ----------------------
                                                           (DOLLARS IN MILLIONS)
STATEMENT OF INCOME DATA:
Total revenues ........................................          $  240.6
Depreciation and amortization .........................               5.9
Operating income ......................................              23.1
Interest expense ......................................              14.4

BALANCE SHEET DATA (AT YEAR END):
Working capital .......................................          $   66.5
Total assets ..........................................             183.4
Total debt ............................................             106.5
Total stockholders' equity ............................              64.9

OTHER FINANCIAL DATA AND RATIOS:
Pro Forma EBITDA (a) ..................................          $   29.0
Capital expenditures ..................................               4.0
Ratio of Pro Forma EBITDA to interest expense .........              2.0x
Ratio of total debt to Pro Forma EBITDA ...............              3.7x

SUPPLEMENTAL FINANCIAL INFORMATION

     The Pro Forma Financial Information set forth above does not give effect to the John Henry/Manhattan acquisition because audited financial information for the assets being acquired will not be available from Salant Corporation prior to the filing of this report. However, we have been provided with certain unaudited financial information for the eleven months ended November 30, 1998 that has been derived from Salant's internal financial records. Based on this information, EBITDA related to the John Henry and Manhattan brands for the 11 months ended November 30, 1998 was $3.8 million ("Estimated EBITDA") (see note
(b) below). The sum of the

$29.0 million Pro Forma EBITDA (with respect to the Perry Ellis International acquisition) set forth above plus Estimated EBITDA is $32.8 million ("Adjusted EBITDA"). The information used to calculate the Estimated EBITDA and, correspondingly, the Adjusted EBITDA may not be reliable because Estimated EBITDA (i) has been obtained from the unaudited financial records of Salant Corporation, (ii) reflects only eleven months of operations and (iii) does not include the impact of any additional costs or expenses that may be recorded by Salant Corporation in December, as a result of normal year-end adjustments or otherwise, that relate to the 11 months ended November 30, 1998. Additionally, the Estimated EBITDA and, correspondingly, the Adjusted EBITDA do not take into consideration any expenses of assuming the lease for the dress shirt manufacturing facility located in Mexico, operating that facility or disposing of that facility. Although no agreement has been reached, we intend to either sublease the facility or not renew the lease.

     The following financial information supplements the Pro Forma Financial Information set forth above to give effect to the John Henry/Manhattan acquisition and related Phillips-Van Heusen transactions by adjusting (i) Pro Forma EBITDA by Estimated EBITDA and (ii) Total Debt and interest expense by the additional debt of $27.0 million and related interest expense of $2.1 million incurred to finance the John Henry/Manhattan acquisition (after giving effect to the Phillips-Van Heusen acquisition of the existing dress shirt inventory) (dollars in millions):

Pro Forma EBITDA .....................................    $   29.0
Estimated EBITDA(b) ..................................         3.8
                                                          --------
  Adjusted EBITDA(a) .................................    $   32.8
                                                          ========
Interest expense .....................................    $   16.5
Total Debt ...........................................    $  133.5
Ratio of Adjusted EBITDA to interest expense .........        2.0x
Ratio of Total Debt to Adjusted EBITDA ...............        4.1x

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

(b) Estimated EBITDA represents the sum of (i) royalty income related to the John Henry and Manhattan brands less the related direct expenses (which exclude any allocation of corporate expense), in each case for the 11 months ended November 30, 1998 as determined from the financial information provided by Salant Corporation referred to above and (ii) the minimum yearly royalty required to be paid to us by Phillips-Van Heusen pursuant to its license of the John Henry and Manhattan brands.

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

     JOHN HENRY/MANHATTAN ACQUISITION. In December 1998, we entered into an agreement to buy certain assets of the John Henry and Manhattan dress shirt business from Salant Corporation which is currently in Chapter 11 bankruptcy proceedings. On February 24, 1999, the bankruptcy court approved the purchase for $27.0 million, plus the value of the existing dress shirt inventory (which was subsequently valued at approximately $17.2 million). The acquisition was completed on March 29, 1999. The assets purchased consist of the John Henry, Manhattan and Lady Manhattan trademarks, tradenames, license agreements, certain manufacturing equipment and the existing dress shirt inventory. On March 29, 1999, Phillips-Van Heusen Corporation purchased the existing dress shirt inventory at our acquisition cost and licensed from us the John Henry and Manhattan brands for men's dress shirts. In connection with the John Henry/Manhattan acquisition, we assumed a lease for a shirt manufacturing facility in Mexico which expires in July 1999. Although no agreement has been reached, we intend to either sublease the Mexican facility to one of our suppliers for use in the production of our products or not renew the lease. The acquisition price, net of the $1.0 million deposit we have paid and the proceeds from sale of the existing dress shirt inventory, was approximately $26.0 million and was financed with borrowings under our Senior Credit Facility.

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

     COST OF SALES. Cost of sales for fiscal 1998 was $146.0 million or 75.0% of total revenue as compared to $122.0 million or 76.7% of total revenue for fiscal 1997. The decrease in the cost of sales as a percentage of total revenue reflects a continued shift to more sales of branded products which typically generate higher gross profit margin than private label products. Gross profit was $48.7 million or 25.0% of total revenues for fiscal 1998 as compared to $37.0 million or 23.3% of total revenues in fiscal 1997.

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

     NET INCOME. Net income for fiscal 1998 was $7.2 million or 3.7% of total revenues as compared to $5.8 million or 3.7% of total revenues for fiscal 1997.

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

     We have a $100.0 million ($90.0 million after applying the net proceeds of the Rule 144A offering described below) credit facility with a group of banks consisting of a revolving credit facility of up to an aggregate principal amount of $75.0 million and a term loan in the aggregate amount of $25.0 million ($10.0 million of the term loan portion is required to be repaid with the net proceeds of the Rule 144A offering) (the "Senior Credit Facility"). Borrowings pursuant to the revolving credit facility are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to 85.0% of eligible receivables plus 90.0% of eligible factored accounts receivable plus 60.0% of eligible inventories minus all outstanding letters of credit issued pursuant to the Senior Credit Facility that are not fully secured by cash collateral. The maximum amount of borrowing under the Senior Credit Facility attributable to (i) eligible factored accounts receivable is $20.0 million and
(ii) eligible inventory is $30.0 million. Interest on revolving borrowings is variable based, at our option, upon either LIBOR plus 2.50% or the agent bank's prime rate plus 0.50%. Interest on the term loan is 25 basis points higher than on the revolving credit facility. The Senior Credit Facility contains certain covenants, the most restrictive of which requires us to maintain certain financial ratios and minimum net worth. In addition, the Senior Credit Facility restricts the payment of dividends. The Senior Credit Facility is secured by all of our assets and is guaranteed by our subsidiaries. The outstanding balance under the Company's previous senior credit facility was $33.5 million on January 31, 1999. The Senior Credit Facility expires in October 2002.

     Borrowings under the Senior Credit Facility were used to finance the John Henry/Manhattan acquisition and amounted to approximately $27.0 million. We intend to finance the approximately $74.6 million acquisition of Perry Ellis International, Inc., with the net proceeds from a Rule 144A offering of $100.0 million in aggregate principal amount of senior subordinated notes due 2006. The remaining net proceeds from the Rule 144A offering will be used to reduce borrowings under the Senior Credit Facility, including reducing the $25.0 million term loan to $15.0 million.

     We also maintain three letter of credit facilities which total $60.0 million. Each letter of credit is collateralized by the consignment of merchandise in transit under that letter of credit. Indebtedness under these letters of credit bears interest at variable rates approximately equal to the lenders' specified base lending rates minus 1.0% per annum. As of January 31, 1999, there was $36.6 million available under these facilities. One of the facilities expires in July 1999 and the other two facilities, aggregating $15.0 million, have perpetual terms.

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

ITEM 11. EXECUTIVE COMPENSATION

  SUMMARY COMPENSATION TABLE

     The following compensation table sets forth for fiscal 1999, fiscal 1998 and fiscal 1997, the cash and certain other compensation paid to the Chief Executive Officer ("CEO") and such other executive officers whose annual salary and bonus exceeded $100,000 during fiscal 1999 (together with the CEO, collectively, the "Named Executive Officers"):

                                                                                               LONG-TERM
                                                   ANNUAL COMPENSATION                    COMPENSATION AWARDS
                                                --------------------------   ----------------------------------------------
                                                                              SECURITIES UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION      FISCAL YEAR     SALARY ($)     BONUS ($)        OPTION/SAR'S (#)       COMPENSATION ($)(1)
-----------------------------   -------------   ------------   -----------   -----------------------   --------------------
George Feldenkreis                     1999        270,833        55,000             150,000                   9,615
Chairman and CEO                       1998        125,000       100,000                  --                   4,750
                                       1997        120,000        50,000                  --                     500

Oscar Feldenkreis                      1999        373,000       470,000              55,000                  19,542
President and Chief                    1998        350,000       460,000                  --                   4,750
Operating Officer                      1997        350,000       450,000                  --                     500

Joseph Roisman                         1999        152,000        15,000               3,000                   1,109
Executive Vice President               1998        147,000        21,000                  --                   4,750
                                       1997        140,000        10,000                  --                     500

----------------
(1) The dollar amount represents Company contributions for the Named Executive Officer under the Company's 401(K) plan and Company payments for leased vehicles.

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

        The following financial statements of Perry Ellis International, Inc. are included in Part II, Item 8:

                                                                           PAGE
                                                                          -----
    Independent Auditors' Report ........................................ F-21
    Balance Sheet as of December 31, 1997 and 1998 ...................... F-22
    Statement of Operations for the years ended
     December 31, 1996, 1997 and 1998 ................................... F-23
    Undistributed Income for the years ended
     December 31, 1996, 1997 and 1998 ................................... F-24
    Statement of Cash Flows for the years ended
     December 31, 1996, 1997 and 1998 ................................... F-25
    Notes to Financial Statements ....................................... F-26

        The following Unaudited Pro Forma Combined Financial Information of Supreme International Corporation and Perry Ellis International, Inc. are included in Part II, Item 8:

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

Dated: April 6, 1999

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

     In April 1998, the American Institute of Certified Public Accountants issued Statements of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"). SOP 98-5 establishes accounting standards for the reporting of certain costs associated with the start-up of operations, lines of business, etc. SOP 98-5 requires that costs of start-up activities, including organizational costs, be expensed as incurred and that in the year of adoption, start-up costs recorded should be expensed. SOP 98-5 is effective for fiscal years beginning subsequent to December 15, 1998. Management has not determined the effect, if any, of adopting SOP 98-5.

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

     Borrowings available under letter of credit facilities consisted of the following as of January 31:

                                                    1998              1999
                                              ---------------   ---------------
   Total letter of credit facilities ......    $  60,000,000     $  60,000,000
   Borrowings .............................       (3,000,000)               --
   Outstanding letters of credit ..........      (26,673,016)      (23,420,765)
                                               -------------     -------------
   Available ..............................    $  30,326,984     $  36,579,235
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

              SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1999

10. LONG-TERM DEBT--SENIOR CREDIT FACILITY--(CONTINUED)

     The Company amended the Senior Credit Facility in March, 1999. As amended, the Senior Credit Facility will provide a revolving credit facility up to an aggregate amount of $75 million and a term loan of $25 million. The amended agreement expires in October 2002.

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
                                                                       =====           =====           =====

              SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1999

11. INCOME TAXES--(CONTINUED)

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows as of January 31:

                                                    1998           1999
                                                ------------   ------------
   Deferred income tax assets:
    Inventories .............................   $ 642,944      $ 795,442
    Accounts receivable .....................     227,468        220,165
    Accrued expenses ........................     183,750             --
    Other ...................................     100,743         75,875
                                                ---------      ---------
    Deferred income tax assets ..............   1,154,905      1,091,482
                                                ---------      ---------
   Deferred income tax liabilities:
    Fixed assets ............................     (61,742)      (318,580)
    Intangible ..............................     (99,694)      (241,148)
    Other ...................................    (121,469)            --
                                                ---------      ---------
    Deferred income tax liabilities .........    (282,905)      (559,728)
                                                ---------      ---------
    Net deferred income tax asset ...........   $ 872,000      $ 531,754
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

              SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1999

14. STOCK OPTIONS AND WARRANTS--(CONTINUED)

     A summary of the status of the option plans as of and for the changes during each of the three years in the period ended January 31, 1999 is presented below:

                                                    OPTION PRICE PER SHARE            OPTIONS EXERCISABLE
                                               --------------------------------- -----------------------------
                                     NUMBER                                         NUMBER    WEIGHTED AVERAGE
                                   OF SHARES       LOW        HIGH     WEIGHTED   OF SHARES    EXERCISE PRICE
                                 ------------- ---------- ----------- ---------- ----------- -----------------
   Outstanding January 31, 1996      218,250    $  6.33     $ 10.75    $  7.71     114,938       $  8.06
   Granted 1997 ................      90,000    $  6.67     $ 10.75    $  8.87
   Exercised 1997 ..............      (7,500)   $  6.50     $  6.50    $  6.50
   Cancelled 1997 ..............      (7,500)   $  6.50     $  6.50    $  6.50
                                     -------
   Outstanding January 31, 1997      293,250    $  6.33     $ 10.75    $  8.01     192,938       $  8.14
   Granted 1998 ................      24,000    $  9.17     $ 10.17    $  9.84
   Exercised 1998 ..............     (26,250)   $  6.67     $ 10.75    $  7.73
   Cancelled 1998 ..............          --
                                     -------
   Outstanding January 31, 1998      291,000    $  6.33     $ 10.75    $  7.92     221,750       $  7.90
   Granted 1999 ................     387,000    $  9.75     $ 15.75    $ 13.18
   Exercised 1999 ..............    (103,125)   $  6.33     $ 10.67    $  7.36
   Cancelled 1999 ..............      (8,875)   $ 10.67     $ 15.25    $ 10.96
                                    --------
   Outstanding January 31, 1999      566,000    $  6.67     $ 15.75    $ 11.95     410,375       $ 12.66
                                    ========

     The following table summarizes the information about options outstanding at January 31, 1999:

                              OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
-------------------------------------------------------------------------------   -------------------------------
                                               WEIGHTED
                                                AVERAGE
                                               REMAINING           WEIGHTED                           WEIGHTED
        RANGE OF              NUMBER       CONTRACTUAL LIFE         AVERAGE           NUMBER          AVERAGE
    EXERCISE PRICES        OUTSTANDING        (IN YEARS)        EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
-----------------------   -------------   ------------------   ----------------   -------------   ---------------
$    6.50 - $ 9.75            152,750              3.0             $  8.20           135,625         $  8.19
$   10.00 - $15.00            175,250              4.7             $ 10.07            42,750         $ 10.12
$   15.25 - $15.75            238,000              9.1             $ 15.73           232,000         $ 15.75

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

     Upon consummation of the John Henry/Manhattan acquisition described in Note 17, the Company will pay Icahn Associates Corp. or its affiliates ("IAC") a financial advisory fee of $1.0 million. In addition, IAC has been granted the right to acquire 1,320,000 shares of the Company's common stock at $12 per share. This right is exercisable on or before April 13, 1999. Simultaneously with the exercise of the right, IAC will be required to enter into a two-year standstill agreement and will receive certain registration rights with respect to the shares.

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

     SENIOR SUBORDINATED NOTES. Concurrently with the Company's acquisition of Perry Ellis International, Inc., the Company intends to issue $100,000,000 in senior subordinated notes due 2006.

     JOHN HENRY/MANHATTAN. In December 1998, the Company entered into an agreement to buy certain assets of the John Henry and Manhattan dress shirt business from Salant Corporation, which is currently in a Chapter 11 bankruptcy proceeding. On February 24, 1999, the bankruptcy court approved the purchase for approximately $44.2 million in cash. The assets consist of the John Henry, Manhattan and Lady Manhattan trademarks and trade names, license agreements, the existing dress shirt inventory with a value of approximately $17.2 million and certain manufacturing equipment. The Company will also assume a lease for the dress shirt manufacturing facility located in Mexico and other ordinary course of business liabilities. The Company has entered into an agreement with Phillips-Van Heusen Corporation to license the John Henry and Manhattan brands. The agreement also provides that Phillips-Van Heusen will buy the existing dress shirt inventory from the Company at the Company's cost concurrent with the closing of the John Henry/Manhattan acquisition.

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

              UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

INTRODUCTION

     The following sets forth the Unaudited Pro Forma Combined Financial Information of Supreme as of and for the fiscal year ended January 31, 1999, giving effect to the Perry Ellis acquisition under the "purchase" method of accounting, and the Rule 144A offering of an aggregate principal amount of $100.0 million in senior subordinated notes due 2006. Supreme's Unaudited Pro Forma Combined Income Statement Information presents the acquisition of Perry Ellis International, Inc. and the Rule 144A offering as if they had been consummated on February 1, 1998. The Unaudited Pro Forma Combined Balance Sheet Information of Supreme presents the Perry Ellis International acquisition and the Rule 144A offering as if they had been consummated on January 31, 1999. The Unaudited Pro Forma Combined Financial Information of the combined companies are presented for illustrative purposes only, and therefore do not purport to present the financial position or results of operations of Supreme had the Perry Ellis International acquisition and the Rule 144A offering occurred on the dates indicated, nor are they necessarily indicative of the results of operations which may be expected to occur in the future.

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

              UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

                                 BALANCE SHEET

                        BALANCE SHEET JANUARY 31, 1999

                                                             HISTORICAL(1)                      PRO FORMA
                                                      ---------------------------   ----------------------------------
                                                        SUPREME      PERRY ELLIS       ADJUSTMENTS(2)        COMBINED
                                                      -----------   -------------   --------------------   -----------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Current Assets:
 Cash .............................................    $    174        $  1,777     $ (1,777)(a)            $    174
 Accounts receivable, net .........................      38,970             945           --                  39,915
 Inventories ......................................      32,966              --           --                  32,966
 Deferred income taxes ............................       1,091              --           --                   1,091
 Deposits for acquisitions ........................       6,000              --       (5,000)(b)               1,000
 Other current assets .............................       2,040             667          (75)(c)               2,632
                                                       --------        --------     --------                --------
    Total Current Assets ..........................      81,241           3,389       (6,852)                 77,778
Property and equipment, net .......................       7,852           1,142         (900)(d)               8,094
Intangible assets, net ............................      18,843              --       74,104 (e)              92,947
Other assets ......................................       1,022              32        3,479 (f)               4,533
                                                       --------        --------     --------                --------
    Total Assets ..................................    $108,958        $  4,563     $ 69,831                $183,352
                                                       ========        ========     ========                ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current Liabilities:
 Accounts payable .................................    $  4,596        $    163           --                $  4,759
 Accrued expenses .................................       4,931             561           --                   5,492
 Other current liabilities ........................         414              --     $    640 (g)               1,054
                                                       --------        --------     --------                ---------
    Total Current Liabilities .....................       9,941             724          640                  11,305
Deferred income taxes .............................         560              --           --                     560
Senior Credit Facility ............................      33,511              --      (25,822)(h)               7,689
Notes offered in the Rule 144A offering ...........          --              --       98,852 (i)              98,852
                                                       --------        --------     --------                --------
    Total Liabilities .............................      44,012             724       73,670                 118,406
Stockholders' equity ..............................      64,946           3,839       (3,839)(j)              64,946
                                                       --------        --------     --------                --------
    Total Liabilities and Stockholders' Equity.....    $108,958        $  4,563     $ 69,831                $183,352
                                                       ========        ========     ========                ========

        See Notes to Unaudited Pro Forma Combined Financial Information.

              UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

                                INCOME STATEMENT

                          YEAR ENDED JANUARY 31, 1999

                                                                  HISTORICAL(1)                        PRO FORMA
                                                          -----------------------------   -----------------------------------
                                                             SUPREME       PERRY ELLIS       ADJUSTMENTS(3)        COMBINED
                                                          -------------   -------------   -------------------   -------------
                                                                                (DOLLARS IN THOUSANDS)
Net sales .............................................     $ 221,347        $     --         $     --            $ 221,347
Royalty income ........................................         3,057          16,177               --               19,234
                                                            ---------        --------         --------            ---------
Total revenues ........................................       224,404          16,177               --              240,581
Cost of sales .........................................       166,198              --               --              166,198
                                                            ---------        --------         --------            ---------
Gross profit ..........................................        58,206          16,177               --               74,383
Selling, general, and administrative expenses .........        41,639           8,594            1,059 (a)           51,292
                                                            ---------        --------         --------            ---------
Operating income ......................................        16,567           7,583           (1,059)              23,091
Interest expense ......................................         3,494              --           10,896 (b)           14,390
                                                            ---------        --------         --------            ---------
Income before provision for income taxes ..............        13,073           7,583          (11,955)               8,701
Provision for income taxes ............................         4,491             760           (1,504)(c)            3,747
                                                            ---------        --------         --------            ---------
Net income ............................................     $   8,582        $  6,823         $(10,451)           $   4,954
                                                            =========        ========         ========            =========
Other Operating Data:
 Ratio of earnings to fixed charges(4) ................           4.3x             --               --                 1.6x
 Depreciation and amortization ........................     $   2,161        $    228         $  3,525            $   5,914
 EBITDA(5) ............................................     $  18,728        $  7,811         $  2,466            $  29,005

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

                                                                                           AS OF
                                                                                      JANUARY 31, 1999
                                                                                     -----------------
  (a)       Cash balances of Perry Ellis International, Inc. which are not being
            acquired .............................................................       $  (1,777)
  (b)       Deposit applied to Perry Ellis International acquisition .............          (5,000)
  (c)       Other current assets of Perry Ellis International, Inc. which are not
            being acquired .......................................................             (75)
  (d)       Property, plant and equipment have been adjusted to their estimated
            fair value ...........................................................            (900)
  (e)       Trademarks acquired ..................................................          74,104
  (f)       Deferred financing costs related to the notes offered in the
            Rule 144A offering ...................................................           3,479
  (g)       Liabilities assumed, including severance and acquisition
            costs payable ........................................................             640
  (h)       Pay down of Senior Credit Facility ...................................         (25,822)
  (i)       Issuance of notes offered in the Rule 144A offering ..................          98,852
  (j)       Elimination of Perry Ellis International, Inc.'s stockholders' equity           (3,839)

(3) The pro forma income statement data for the year ended January 31, 1999 present the effects of the Perry Ellis International acquisition and the Rule 144A offering, in each case as if they occurred as of the beginning of such period, including:

  (a)       Adjustments to selling, general and administrative expenses:
              Decrease in depreciation expense to reflect the fair value and useful lives
              of the acquired property, plant and equipment .................................    $   (180)
              Amortization expense of trademarks (straight line--20 years) ..................       3,705
              Elimination of consulting fees, licensing fees, severance costs, occupancy
              costs and employment costs that will not be incurred by the Company ...........      (2,466)
                                                                                                 --------
            Total adjustment to selling, general and administrative expenses ................       1,059
                                                                                                 --------
  (b)       The pro forma adjustments to interest expense arising from the Perry Ellis
            International acquisition and the offering of the notes in the Rule 144A offering are presented below:
            Reduction of interest expense related to the:
              Lower balance outstanding under the credit facility (at 7.60%) ................      (1,962)
            Additional interest cost related to:
              The notes offered in the Rule 144A offering ...................................      12,250
              Amortization of deferred financing costs and discount..........................         608
                                                                                                 --------
            Total adjustment to interest expense ............................................      10,896
                                                                                                 --------
  (c)       Adjustment to the provision for income taxes at an effective rate of 34.4% ......      (1,504)
                                                                                                 --------
            Total adjustment to income statement ............................................    $10,451)
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

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT                           DESCRIPTION
-------                           -----------

23.2                   Consent of Deloitte & Touche

27.1                   Financial Data Schedule