Form 10-Q
period 1999-04-30
SUPREME INTERNATIONAL CORP
filed 1999-06-14
CIK 900349

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock is 6,724,374 (as of June 4, 1999).

                        SUPREME INTERNATIONAL CORPORATION

                                      INDEX

PART I:  FINANCIAL INFORMATION

ITEM 1:

Consolidated Balance Sheets
         as of April 30, 1999 (Unaudited) and January 31, 1999                 1

Consolidated Statements of Operations (Unaudited)
         for the three months ended April 30, 1999
         and April 30 1998                                                     2

Consolidated Statements of Cash Flows (Unaudited)
         for the three months ended April 30, 1999
         and April 30, 1998                                                    3

Notes to Consolidated Financial Statements                                     4

ITEM 2:

Management's Discussion and Analysis
         of Financial Condition and Results of Operations                      9

Year 2000 Readiness Disclosure                                                12

PART II:  OTHER INFORMATION                                                   14

Signature                                                                     15

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                 APRIL 30, 1999     JANUARY 31, 1999
                                                 --------------     ----------------
                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS
Cash                                              $    448,551     $    173,493
Accounts receivable, net                            54,615,839       38,969,845
Inventories                                         28,155,298       32,965,655
Deferred income taxes                                1,091,482        1,091,482
Deposits for acquisitions                                   --        6,000,000
Other current assets                                 4,211,552        2,040,200
                                                  ------------     ------------
        Total current assets                        88,522,722       81,240,675

PROPERTY AND EQUIPMENT, NET                          7,744,995        7,851,592

INTANGIBLE ASSETS, NET                             122,243,599       18,842,797

OTHER                                                1,101,790        1,022,467
                                                  ------------     ------------
        TOTAL                                     $219,613,106     $108,957,531
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                  $  6,790,864     $  4,595,688
Accrued expenses                                     4,303,243        4,931,525
Other current liabilities                            1,034,554          413,505
                                                  ------------     ------------
        Total current liabilities                   12,128,661        9,940,718

Bonds payable, net                                  95,901,381               --
Deferred income taxes                                  559,728          559,728
Long term debt - senior credit agreement            28,090,346       33,511,157
Long term debt - term loans                         15,000,000               --
                                                  ------------     ------------
        Total liabilities                          151,680,116       44,011,603
                                                  ------------     ------------

Commitments and Contingencies: (Note 9)


STOCKHOLDERS' EQUITY:

  Preferred stock - $.01 par value; 1,000,000
  shares authorized; no shares issued or
  outstanding
  Class A common stock - $.01 par value;
  30,000,000 shares authorized; 6,723,374
  and 6,712,374 shares issued and outstanding
  as of April 30, 1999 and January 31, 1999,
  respectively                                          67,233           67,123
Additional paid-in-capital                          28,901,619       28,806,455
Retained earnings                                   38,964,138       36,072,350
                                                  ------------     ------------
        Total stockholders' equity                  67,932,990       64,945,928
                                                  ------------     ------------

                        TOTAL                     $219,613,106     $108,957,531
                                                  ============     ============

 See Notes to consolidated financial statements.

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   THREE MONTHS ENDED
                                               ---------------------------
                                                APRIL 30,       APRIL 30,
                                                  1999            1998
                                               -----------     -----------
REVENUES:
Net Sales                                      $59,478,771     $60,085,191
Royalty Income                                   2,316,518       1,021,784
                                               -----------     -----------
      TOTAL REVENUES                            61,795,289      61,106,975

COST OF SALES                                   44,172,579      45,459,010
                                               -----------     -----------

GROSS PROFIT                                    17,622,710      15,647,965

SELLING, GENERAL & ADMINSTRATIVE  EXPENSES      10,179,795      10,153,871
DEPRECIATION & AMORTIZATION                        978,599         492,977
                                               -----------     -----------
TOTAL OPERATING EXPENSES                        11,158,394      10,646,848
                                               -----------     -----------

OPERATING INCOME                                 6,464,316       4,945,406

INTEREST EXPENSE                                 1,947,989         891,226
                                               -----------     -----------

INCOME BEFORE INCOME
TAX PROVISIONS                                   4,516,327       4,109,891

INCOME TAX PROVISIONS                            1,624,539       1,472,789
                                               -----------     -----------

NET INCOME                                     $ 2,891,788     $ 2,637,102
                                               ===========     ===========

NET INCOME PER SHARE:
     BASIC                                     $      0.43     $      0.40
     DILUTED                                   $      0.43     $      0.39

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING:
     BASIC                                       6,723,374       6,585,168
     DILUTED                                     6,803,228       6,760,770

See Notes to consolidated financial statements.

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                       --------------------------------
                                                         APRIL 30,           APRIL 30,
                                                           1999                1998
                                                       -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $   2,891,788      $   2,637,102
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                           978,599            492,977
     Amortization of bond discount                            49,381                 --
     Changes in operating assets and liabilities,
       net of acquisitions:
          Accounts receivable, net                       (14,528,133)        (6,457,177)
          Inventories                                      4,810,357         (2,193,424)
          Other current assets                              (481,827)           231,090
          Other assets                                       (46,987)          (406,363)
          Accounts payable and accrued expenses            3,204,096           (229,458)
          Other current liabilities                       (1,486,408)         1,215,628
                                                       -------------      -------------

        Net cash used in operating activities:            (4,609,134)        (4,709,625)
                                                       -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                          (139,550)        (1,831,419)
Payment on purchase of other intangible assets               (99,500)           (37,015)
Payment for acquired businesses                         (100,403,221)                --
                                                       -------------      -------------

        Net cash used in investing activities:          (100,642,271)        (1,868,434)
                                                       -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in borrowings under credit facilities        15,000,000          5,060,000
Net (payments) proceeds from long-term debt               (5,420,811)         1,741,344
Net proceeds from bonds payable                           95,852,000                 --
Proceeds from exercise of stock options                       95,274            332,018
                                                       -------------      -------------

        Net cash provided by
        financing activities:                            105,526,463          7,133,362
                                                       -------------      -------------

NET INCREASE IN CASH                                         275,058            555,303

CASH AT BEGINNING OF YEAR                                    173,493          1,010,256
                                                       -------------      -------------

CASH AT END OF PERIOD                                  $     448,551      $   1,565,559
                                                       =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:

     Interest                                          $     706,628      $      831,58
                                                       =============      =============
     Income taxes                                      $   1,896,580      $      69,875
                                                       =============      =============

See Notes to consolidated financial statements.

SUPREME INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1.  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       GENERAL

The accompanying unaudited consolidated financial statements of Supreme International Corporation and subsidiaries "Supreme" have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Registrant's Annual Report on Form 10-K for the year ended January 31, 1999. In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim periods presented and all adjustments are of a normal and recurring nature. The results of operations for the three months ended April 30, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Certain amounts in the prior period have been reclassified to conform to the current periods' presentation.

2.       INVENTORIES

Inventories consist principally of finished goods and are stated at lower of cost or market on a first-in first-out basis.

3.       LETTERS OF CREDIT FACILITIES

                                                 APRIL 30,          JANUARY 31,
                                                   1999                1998
                                               ------------        ------------
                                                (UNAUDITED)
Total letter of credit facilities              $ 60,000,000        $ 60,000,000
Borrowings

Outstanding letters of credit                   (21,747,287)        (23,831,172)
                                               ------------        ------------
Total Available                                $ 38,252,713        $ 36,168,828
                                               ============        ============

4.       BONDS PAYABLE (SENIOR SUBORDINATED NOTES)

The following is a schedule of bonds payable and the unamortized discount:

                                                   APRIL 30,         JANUARY 31,
                                                     1999               1999
                                                  ------------      ------------
                                                  (UNAUDITED)
Principal amount                                  $100,000,000      $          0
Less unamortized discount                            4,098,619                 0
                                                  ------------      ------------
Bonds payable less unamortized discount           $ 95,901,381      $          0
                                                  ============      ============

5.       STOCKHOLDERS' EQUITY

The following is a schedule of the activity in common stock and additional paid-in capital:

                                            COMMON STOCK
                          `            ----------------------        ADDITIONAL
                                       SHARES          AMOUNT      PAID-IN CAPITAL
                                     -----------     -----------   ---------------
Balance, January 1, 1999               6,712,374     $    67,123     $28,806,455
Exercise of stock options                 11,000             110          95,164
                                     -----------     -----------     -----------
Balance, April 30, 1999                6,723,374     $    67,233     $28,901,619
                                     ===========     ===========     ===========

6.       ACQUISITIONS

On March 29, 1999 Supreme acquired the John Henry, Manhattan and Lady Manhattan trademarks and certain manufacturing equipment for $27 million. In connection with the acquisition, Supreme also assumed a lease for a shirt manufacturing facility in Mexico which expires in July, 1999. In June, 1999 Supreme sold the Mexican facility and related equipment to a non-affiliated third party. The acquisition, accounted for according to the purchase method of accounting, includes operations of the John Henry, Manhattan and Lady Manhattan brand names commencing on March 29, 1999. Supreme intends to amortize the trademarks over a period of 20 years based on the straight line method.

On April 6, 1999 Supreme acquired Perry Ellis International, Inc. For approximately $75 million in cash, as well as the components of working capital and the assumption of severance payments for certain employees of the former company. Perry Ellis International, Inc. was a privately held company which owned and licensed the Perry Ellis brand name, currently one of the top selling brands in specialty chains and department stores in the United States. The acquisition, accounted for according to the purchase method of accounting, includes operations of the Perry Ellis brand name commencing on April 6, 1999, the date of purchase. Supreme intends to amortize the trademarks over a period of 20 years based on the straight line method.

Management is currently in the process of determining the fair value of these trademarks in order to finalize the allocation of the purchase price. The acquisitions were accounted for using the purchase method of accounting, which resulted in costs in excess of the carrying value of the net assets acquired of approximately $104,014,157.

The carrying value of the trademarks acquired was determined as follows:

Purchase price                                                      $102,000,000
Plus purchase price adjustments                                        1,684,624
Plus expenses incurred in connection with the
acquisition                                                            4,856,189
                                                                    ------------
Adjusted purchase price                                              108,540,813
Tangible asset acquired:
     Cash                                                              2,137,592
     Accounts receivable                                               1,117,861
     Other current assets                                              1,721,859
    PP&E                                                                  19,599
                                                                    ------------
                                                                     103,543,902
Liabilities assumed:
     Accounts payables and accrued expenses:                             470,255
                                                                    ------------
Trademarks                                                          $104,014,157
                                                                    ============

7.       SUPPLEMENTAL CASH FLOW INFORMATION

The following information presents the non-cash impact on the balance sheets of assets acquired and liabilities assumed in connection with the Perry Ellis and John Henry/Manhattan acquisitions. The non-cash effect of these investing activities during the three months ended April 30, 1999 are as follows:

                                                                  THREE MONTHS
                                                                      ENDED
                                                                 APRIL 30, 1999
                                                                 --------------
Assets acquired                                                   $ 104,154,879
Liabilities assumed                                                    (470,255)
                                                                  -------------
     Cash paid                                                    $ 103,684,624
     Less cash acquired                                              (2,137,592)
     Less deposits in prior period                                   (6,000,000)
                                                                  -------------
Net cash paid for acquisitions                                    $  95,547,032
Cost related to acquisition                                           4,856,189
                                                                  -------------
     Cash paid for acquisitions and acquisition
     costs, net of cash acquired                                  $ 100,403,221
                                                                  =============

8.   PRO FORMA FINANCIAL INFORMATION

The pro forma financial information presented below, based under the assumption that operations were in effect for each of the quarters ending March 31, 1998 and 1999, gives effect to (i) the Perry Ellis International, Inc. Acquisition,
(ii) the John Henry/Manhattan acquisition and (iii) the offering of the senior subordinated notes. The information presented below is for illustrative information purposes only and is not indicative of results which would have been achieved or results which may be achieved in the future.

                                                  (UNAUDITED)        (UNAUDITED)
                                                 -------------------------------
                                                 THREE MONTHS        THREE MONTHS
                                                    ENDED               ENDED
                                                   APRIL 30,          APRIL 30,
                                                     1999               1998
                                                 ------------        -----------
Total revenues                                   $ 65,719,367        $66,568,681
                                                 ============        ===========

Net income                                       $  2,306,661        $   992,797
                                                 ============        ===========

Net income per share (diluted)                   $       0.34        $      0.15
                                                 ============        ===========

9.       COMMITMENTS AND CONTINGENCIES

Supreme is party to an employment agreement with Oscar Feldenkreis, Supreme's President and Chief Operating Officer, which expires in May, 2000, and is subject to annual renewal. The employment agreement currently provides for an annual salary of $370,000, subject to annual cost-of-living increases, an annual bonus defined as 4% of pretax profit with a minimum to be paid of $470,000, and an award of 100,000 options to purchase shares priced at the close of business Friday, April 23, 1999. The employment agreement requires Mr. Feldenkreis to devote his full time to the affairs of Supreme. Upon termination of the employment agreement by reason of the employee's death or disability, Mr. Feldenkreis or his estate will receive a lump sum payment equal to one year's salary plus a bonus as may be determined by the Compensation Committee in its discretion. The employment agreement also prohibits Mr. Feldenkreis from directly or indirectly competing with Supreme for one year after termination of his employment for any reason except Supreme's termination of Mr. Feldenkreis without cause.

Supreme is also party to an employment agreement with George Feldenkreis, Supreme's Chairman of the Board and Chief Executive Officer, expiring in May, 2000, and is subject to annual renewal. The employment agreement currently provides for an annual salary of $400,000, subject to annual cost-of-living increases, and the award of 100,000 shares priced at the close of business on Friday, April 23, 1999. Pursuant to his employment agreement, Mr. Feldenkreis devotes a majority of his working time to the affairs of Supreme. George Feldenkreis' employment agreement contains termination and non-competition provisions similar to those set forth in Oscar Feldenkreis' agreement.

Supreme has entered into an employment agreement with Alan Zwerner as President of Licensing. The agreement terminates without notice on April 30, 2002 or can terminate "for cause" at any time or without notice. The employment agreement provides for an annual salary of $350,000, with increases on May 1 of each subsequent year subject to annual cost-of-living increases, performance bonuses based on certain revenue increases not to exceed $70,000 per year and non-qualified stock options to purchase 25,000 shares of common stock at an exercise price equal to closing stock price as of May 3, 1999. The employment agreement requires Mr. Zwerner to devote his entire time, attention and energies to Supreme's business. Upon termination of the employment agreement by reason of the employee's death, the employment agreement and Supreme's obligation to pay Mr. Zwerner's salary and compensation shall automatically end. If by reason of disability his employment duties cannot be performed for a cumulative period of six months within a span of twelve months, this agreement, employment and compensation will be automatically terminated.

Supreme has entered into an employment agreement with Neal Nackman as Chief Financial Officer. The agreement terminates without further notice on January 31, 2001 or can terminate "for cause" at any time with or without notice. The employment agreement provides for an annual salary of $244,400, a guaranteed performance bonus of $20,000 per annum, as well as options to purchase 30,000 shares of common stock at an exercise price equal to the closing stock price as of June 14, 1999. For the fiscal year commencing February 1, 2001, Mr. Nackman, if employed by Supreme will receive a salary increase and performance bonus based on Supreme's ability to substantially increase certain financial indicators. On January 31, 2001 the Company shall grant the purchase of an additional 20,000 options to purchase shares of common stock at an exercise price equal to the fair market value on that date. The employment agreement requires Mr. Nackman to devote his entire time, attention and energies to Supreme's business. Upon termination of the employment agreement by reason of the employee's death the employment agreement and Supreme's obligation to pay Mr. Nackman's salary and compensation shall automatically end. If by reason of disability, his employment duties cannot be performed for a cumulative period of six months within a span of twelve months, this agreement, employment and compensation will be automatically terminated.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

Supreme International Corporation (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect Supreme's results include, but are not limited to, risks related to Supreme's level of indebtedness; fashion trends; the retail industry; reliance on key customers; contract manufacturing; foreign sourcing; imports and export restrictions; competition; rapid expansion of business and integration of acquisitions; dependence on key personnel and other factors discussed herein and in the Company's filings with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

In order to expand it's licensing operations, in April 1999, Supreme acquired Perry Ellis International, Inc., which owns and licenses the prestigious and well-known Perry Ellis brand names. In March 1999, Supreme also purchased the trademarks for John Henry, a leading brand for men's dress casualwear at Sears Roebuck, for Manhattan, the best selling dress shirt brand at Wal-Mart and K-Mart Corporation and for Lady Manhattan.

PERRY ELLIS INTERNATIONAL ACQUISITION. In January 1999, Supreme agreed to buy Perry Ellis International, Inc. for approximately $75.0 million in cash. Perry Ellis International, Inc. was a privately held company which owned and licensed the Perry Ellis brand name, currently one of the top selling brands in specialty chains and department stores in the United States. Perry Ellis International, Inc. is currently the licensor under approximately 40 license agreements, primarily for various men's wear, boy's wear and fragrances. During the year ended December 31, 1998, Perry Ellis International, Inc. had revenues of $16.2 million and EBITDA of $7.8 million. Under Supreme's management of the brand the Company expects to benefit from certain operating efficiencies and to enhance the licensing royalties it generates. Net income from royalties at Perry Ellis International Inc. grew 48.2% from fiscal year end December 31, 1996 to December 31, 1998 while operating expenses grew at a rate of 45.0% primarily as a result of increased advertising. The acquisition was financed through a private offering of $100 million in principal amount of 12 1/4% Series B Senior Subordinated Notes due 2006 (the "Debt Offering").

JOHN HENRY/MANHATTAN ACQUISITION. In December 1998, Supreme entered into an agreement to buy certain assets of the John Henry and Manhattan dress shirt business from Salant Corporation, which was in Chapter 11 bankruptcy proceedings from December 1998 to April 1999. On February 24, 1999, the bankruptcy court approved the purchase of the trademarks for $27.0 million, plus the value of the existing dress shirt inventory (which was estimated to be approximately $17.2 million). The acquisition was completed on March 29, 1999. The assets purchased consisted of the John Henry, Manhattan and Lady Manhattan trademarks, certain manufacturing equipment, and the existing dress shirt inventory. On March 29, 1999, Phillips-Van Huesen Corporation ("PVC") purchased the existing dress shirt inventory at Supreme's acquisition cost concurrently with Supreme's acquisition of the trademarks and Supreme licensed the John Henry and Manhattan brands to PVC for men's dress shirts. In connection with the John Henry/Manhattan acquisition, Supreme also assumed a lease for a shirt manufacturing facility in Mexico. In June, 1999 Supreme sold the Mexican facility and related equipment to a non-affiliated third party. The acquisition price, net of the $1.0 million deposit Supreme paid and the proceeds from sale of the existing dress shirt inventory was approximately $26.0 million and was financed with borrowings under Supreme's senior credit facility with a group of banks (the `Senior Credit Facility').

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1999 AS COMPARED TO THREE MONTHS ENDED APRIL 30, 1998.

TOTAL REVENUES. Total revenues consist of net sales and royalty income. Total revenues grew $0.7 million or 1.1% to $61.8 million for the three months ended April 30, 1999 from $61.1 million for the three months ended April 30, 1998 primarily as a result of the growth in royalty income from the recent acquisitions of the John Henry, Manhattan and Perry Ellis brands.

NET SALES. Net sales declined $0.6 million or 1.0% to $59.5 million for the three months ended April 30, 1999 from $60.1 million in the year ago period. The decrease in sales was the result of the licensing of Supreme's boyswear business, the financial instability of certain retail customers and a general softness in the golf apparel market. These declines were partially offset by increases in other branded products overall which grew to represent 85.3% of net sales. Within branded products, the Natural Issue/Crossings brands increased approximately $11.2 million to $23.4 million in net sales with smaller increases experienced in the Andrew Fezza, PNB Nation and PING brand names. Net sales of the Munsingwear brand declined during the three months ended April 30, 1999 to approximately $16.2 million in net sales from $19.9 million in net sales from the year ago period due to the softness in the golf apparel market.

ROYALTY INCOME. Royalty income increased $1.3 million or 126.7% to $2.3 million for the three months ended April 30, 1999. All of the increase is attributed to income generated by our recent acquisitions of the John Henry, Manhattan and Perry Ellis brands.

COST OF SALES. Cost of sales for the three month period ended April 30, 1999 was $44.2 million, or 74.3% of net sales as compared to $45.5 million or 75.7% of net sales for the three months ended April 30, 1998. The decrease in cost of sales as a percentage of net sales is a result of Supreme's increased sales of branded products which typically generate higher gross profit margin than private label products. Gross profit was $17.6 million or 29.6% of net sales for the three months ended April 30, 1999 as compared to $15.6 million or 26.0% of net sales for the three months ended April 30, 1998 due to the reasons stated above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses excluding depreciation and amortization for the three months ended April 30, 1999 were $10.2 million or 16.5% of total revenues as compared to $10.2 million or 16.6% of total revenue for the three months ended April 30, 1998. Depreciation and amortization for the three months ended April 30, 1999 increased $0.5 million to $1.0 million from the comparable period a year ago reflecting the additional amortization resulting from the recent acquisitions of the John Henry, Manhattan and Perry Ellis brands.

INTEREST EXPENSE. Interest expense increased $1.1 million for the three months ended April 30, 1999, to $1.9 million from the comparable period a year ago. The increase is attributable to the additional interest resulting from the $100 million Debt Offering. The proceeds of this financing were used for the purchase of Perry Ellis International, Inc. and to repay debt under the Senior Credit Facility. The average indebtedness during the three month period ended April 30, 1999 was $42.7 million and the average interest rate was 7.54%.

INCOME TAXES. During the three month period ended April 30, 1999, Supreme's effective tax rate remained unchanged at 36.0% compared to the three month period ended April 30, 1998.

NET INCOME. Net income increased $0.3 million or 9.7% to $2.9 million or 4.7% of total revenues for the three months ended April 30, 1999 as compared to $2.6 million or 4.3% of total revenues for the three months ended April 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Supreme relies primarily upon cash flow from operations and borrowings under the Senior Credit Facility to finance operations and expansion. Cash used in operating activities was $4.6 million in the three months ended April 30, 1999 compared to $4.7 million in the year ago period.

Net cash used in investing activities was $100.6 million for the three months ended April 30, 1999 of which $27.9 million reflects the purchase of the John Henry/Manhattan brand names and $72.5 million is the result of the acquisition of Perry Ellis International Inc.

Net cash provided by financing activities for the three months ended April 30, 1999 totaled $105.6 million which was primarily the result of the net proceeds of a $95.9 million subordinated debt offering and a net increase of $15.0 million in borrowings under the term loan agreement. These funds were used for the acquisition of the John Henry, Manhattan and Perry Ellis brands.

Supreme has a Senior Credit Facility which consists of a $75.0 million revolving credit facility and a $15.0 million term loan facility. Borrowings under the revolving credit facility are limited under term to a borrowing base calculation, which generally restricts the outstanding balances to 85.0% of eligible receivables plus 60.0% of eligible inventories, as defined. Interest on borrowings is variable based, at Supreme's option, upon either LIBOR plus 2.50% currently, or the agent's bank's prime rate plus 0.50%. The Senior Credit Facility contains certain covenants, the most restrictive of which requires Supreme to maintain certain financial ratios and minimum net worth. In addition, the Senior Credit Facility restricts the payment of dividends. The Senior Credit Facility is secured by all of Supreme's assets and is guaranteed by Supreme's subsidiaries. The outstanding balance under the revolving credit facility on April 30, 1999 was $28.1 million.

The Senior Credit Facility also has a $15 million term loan facility which was used to finance the John Henry/Manhattan acquisition. The term loan facility is self-amortizing and requires quarterly payments of principal and interest of $1,250,000 beginning July 1999. The Senior Credit Facility expires in October 2002.

Supreme also maintains three letters of credit facilities which total $60.0 million. Each letter of credit is collaterized by the consignment of merchandise in transit under that letter of credit. As of April 30, 1999, there was $38.3 million available under these facilities. One of the facilities expires in July 1999 and the other two facilities, aggregating $15.0 million, have perpetual terms. The current ratio (current assets divided by current liabilities) was 7.3:1 and 8.2:1 at April 30, 1999 and January 31, 1999, respectively.

Working capital (current assets less current liabilities) was $76.4 million and $71.3 million at April 30, 1999 and January 31, 1999, respectively. Such amount represents an increase in working capital of $5.1 primarily as a result of an increase in account receivables.

The Company issued $100 million in notes in the Debt Offering on April 6, 1999. The actual proceeds to Supreme were $95,852,000 after the deduction of discounts. Supreme will pay interest on the notes on April 1 and October 1 of each year, commencing on October 1, 1999. The notes will mature on April 1, 2006. The notes may be redeemed in whole, or in part, at any time on or after April 1, 2003. In addition, on or before April 1, 2002, Supreme may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of a public equity offering if at least 85% of the aggregate principal amount of the notes originally issued remains outstanding after such redemption.

The notes are unsecured senior subordinated obligations and are subordinated to all of Supreme's existing and future senior indebtedness. The notes rank equally with all of Supreme's future senior subordinated indebtedness, and rank senior to all Supreme's subordinated indebtedness outstanding as of the date of issue. The notes are guaranteed on a senior subordinated basis by all of Supreme's subsidiaries. The guarantees are unsecured and subordinated to all existing and future guarantor senior indebtedness of Supreme's subsidiaries.

Management believes that the combination of borrowing availability under the Senior Credit Facility, existing working capital and funds anticipated to be generated from operating activities will be sufficient to meet the Company's anticipated operating and capital needs for the foreseeable future.

YEAR 2000 READINESS DISCLOSURE

BACKGROUND. The Year 2000 issue refers to the inability of certain data-sensitive computer chips, software and systems to recognize a two-digit date field as belonging to the 21 century. Many computer software programs, as well as certain hardware and equipment containing date-sensitive data, were structured to utilize a two-digit date filed. Accordingly, these programs may not be able to properly recognize dates in the year 2000 and later, which could result in a significant system and equipment failures. This is a significant issue for most if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The Company recognizes that it must take action to ensure that its operations will not be adversely impacted by Year 2000 software failures.

Supreme has undertaken a study of its functional application systems to determine their compliance with year 2000 issues and, to the extent of noncompliance, the required remediation. As a result of such study, Supreme believes the majority of its systems are year 2000 compliant.. Supreme's current distribution software was modified by expanding the date to be century compliant, and all entry forms were modified using a windowing algorithm. The financial systems Account Receivable, Accounts Payables and General Ledger were replaced with Oracle Financial release 11.01 under Oracle 8.0.5 database. This is year 2000 compliant and enhances our business analysis capabilities.

Supreme's EDI application is software purchased from NGC, a company in Miami Lakes, Florida. While Supreme does not own the source code to this software, NGC provided written certification of year 2000 compliance. Furthermore, Supreme passed the EDI year 2000 compliance test from NFR (National Retail Federation). Results of the test can be found at http://www.nrf.com. Supreme is ready to change to the new EDI 4010 documents whenever our customers are ready. Some of Supreme's large customers are already doing 4010 transactions with us. Supreme's EDI software is also ready to convert any non-compliant year 2000 EDI document to an internal year 2000 compliant transaction.

All of Supreme's PBX or telephone systems are year 2000 compliant and were certified and tested by Lucent Technologies. The security system equipment year 2000 compliant certification could be found under http://www.napcosecurity.com/nsg2000.html. The monitoring company Security One has provided us a Year 2000 certification of any Date Based System. Supreme completed the required remediation noted above, including testing, by December 31, 1998. However, there are also less significant hardware options which will be remediated during 1999. To date, the expense to outsiders incurred by Supreme in order to become Year 2000 compliant, including software costs, have been $0.2 million and the current additional estimated cost to outsiders to complete such remediation is expected to be $0.2 million. Such costs, other than software, have been and will continue to be expensed as incurred.

An assessment of the readiness of year 2000 compliance of third party entities with which Supreme has relationships, such as its banking institutions, customers, payroll processors and others is ongoing. Supreme has inquired, or is in the process of inquiring, of the significant aforementioned third party entities as to their readiness with respect to year 2000 compliance and to date has received indications that many of them are either compliant or in the process of remediation Supreme will continue to monitor these third party entities to determine the impact on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. Supreme's initial assessment of compliance by third party is that there is not a material business risk to the Company posed by any such noncompliance and, as such, the Company has not yet developed any related contingency plan.

EFFECTS OF INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

The Company does not believe that inflation or foreign currency fluctuations significantly affected its results of operations for the three months ended April 30, 1999 and 1998.

PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings

                  Not applicable

ITEM 2.  Changes in Securities

                  Not applicable.

ITEM 3.  Defaults Upon Senior Securities

                  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  Not applicable

ITEM 5.  Other Information

                  Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.1     Financial Data Schedule (for SEC only)

         (b)      Reports on Form 8-K

         (c)      Exhibit 10.35 - Neal Nackman Employment Agreement

On April 9, 1999 Supreme filed a current report on Form 8-K and amended such report on April 16, 1999 to disclose the acquisition of the John Henry and Manhattan brands and the amendment to Supreme's Senior Credit Facility.

On April 16, 1999 Supreme filed a current report on Form 8-K to disclose the acquisition of Perry Ellis International, Inc. and the completion of the $100 million private debt offering used to finance the acquisition.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.-

Date:  June 14, 1999                  By: /S/ ROSEMARY B. TRUDEAU
                                              -------------------------
                                              Vice President of Finance

                                 EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION
-----------     -----------
   27.1         Financial Data Schedule