Form 10-Q
period 1999-07-31
PERRY ELLIS INTERNATIONAL INC
filed 1999-09-13
CIK 900349

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21764

                         PERRY ELLIS INTERNATIONAL, INC.

             (Exact Name of Registrant as Specified in its Charter)

             FLORIDA                                     59-1162998
(State or other jurisdiction of                 (IRS Employer Identification
 Incorporation or organization)                            Number)

        3000 N.W. 107 AVENUE
            MIAMI, FLORIDA                               33172
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:      (305) 592-2830

Former name, former address and fiscal year, if changed since last report SUPREME INTERNATIONAL CORPORATION
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---
The number of shares outstanding of the registrant's common stock is 6,724,374 (as of September 10, 1999).

                         PERRY ELLIS INTERNATIONAL, INC.

                                      INDEX

PART I:  FINANCIAL INFORMATION

ITEM 1:

Consolidated Balance Sheets
         as of July 31, 1999 (Unaudited) and January 31, 1999          1

Consolidated Statements of Operations (Unaudited)
         for the three and six months ended July 31, 1999
         and July 31, 1998                                             2

Consolidated Statements of Cash Flows (Unaudited)
         for the six months ended July 31, 1999
         and July 31, 1998                                             3

Notes to Consolidated Financial Statements                             4

ITEM 2:

Management's Discussion and Analysis
         of Financial Condition and Results of Operations              8

Year 2000 Readiness Disclosure                                         11

PART II:  OTHER INFORMATION                                            13

Signature                                                              15

PERRY ELLIS INTERNATIONAL, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                      JULY 31, 1999  JANUARY 31, 1999
                                                      -------------  ----------------
                                                       (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash                                                   $    431,961   $    173,493
Accounts receivable, net                                 38,878,937     38,969,845
Inventories                                              31,140,539     32,965,655
Deferred income taxes                                     1,091,482      1,091,482
Deposits for acquisitions                                        --      6,000,000
Prepaid income taxes                                        944,134             --
Other current assets                                      1,511,769      2,040,200
                                                       ------------   ------------
              Total current assets                       73,998,822     81,240,675

PROPERTY AND EQUIPMENT, NET                               7,562,001      7,851,592

INTANGIBLE ASSETS, NET                                  123,556,520     18,842,797

OTHER                                                     5,562,174      1,022,467
                                                       ------------   ------------
              TOTAL                                    $210,679,517   $108,957,531
                                                       ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                       $  4,094,265   $  4,595,688
Accrued expenses                                          3,745,646      4,754,077
Accrued interest payable                                  4,254,675        177,448
Other current liabilities                                 2,356,142        413,505
                                                       ------------   ------------
              Total current liabilities                  14,450,728      9,940,718

Bonds payable, net                                       98,906,667             --
Deferred income taxes                                       559,727        559,728
Long term debt-senior credit agreement                   13,462,727     33,511,157
Long term debt-term loan                                 13,750,000             --
                                                       ------------   ------------
              Total liabilities                         141,129,849     44,011,603
                                                       ------------   ------------

STOCKHOLDERS' EQUITY:

  Preferred stock - $.01 par value; 1,000,000
  shares authorized; no shares issued or
  outstanding
  Common stock - $.01 par value; 30,000,000
  shares authorized; 6,724,374 and 6,712,374
  shares issued and outstanding as of
  July 31, 1999 and January 31, 1999, respectively           67,243         67,123
Additional paid-in-capital                               28,911,195     28,806,455
Retained earnings                                        40,571,230     36,072,350
                                                       ------------   ------------
              Total stockholders' equity                 69,549,668     64,945,928
                                                       ------------   ------------
                                      TOTAL            $210,679,517   $108,957,531
                                                       ============   ============

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                               JULY 31,                          JULY 31,
                                     -----------------------------     -----------------------------
                                         1999             1998             1999             1998
                                     ------------     ------------     ------------     ------------
REVENUES:
Net sales                            $ 45,273,099     $ 49,709,495     $104,751,870     $109,794,686
Royalty income                          6,743,539          981,760        9,060,056        2,003,544
                                     ------------     ------------     ------------     ------------
       TOTAL REVENUES                  52,016,638       50,691,255      113,811,926      111,798,230

COST OF SALES                          33,309,249       37,523,864       77,481,828       82,982,874
                                     ------------     ------------     ------------     ------------
GROSS PROFIT                           18,707,389       13,167,391       36,330,098       28,815,356
SELLING, GENERAL &
     ADMINISTRATIVE EXPENSES           10,790,031        9,982,307       20,969,826       20,129,949
DEPRECIATION                              325,590          203,605          591,337          435,544
AMORTIZATION                            1,078,028          330,609        1,790,881          597,696
                                     ------------     ------------     ------------     ------------
       TOTAL OPERATING EXPENSES        12,193,649       10,516,521       23,352,044       21,163,189
                                     ------------     ------------     ------------     ------------

OPERATING INCOME                        6,513,740        2,650,870       12,978,054        7,652,167

INTEREST EXPENSE                        3,957,925          977,828        5,905,911        1,863,987
                                     ------------     ------------     ------------     ------------
INCOME BEFORE INCOME TAXES              2,555,815        1,673,042        7,072,143        5,788,180

INCOME TAXES                              948,724          620,271        2,573,263        2,095,044
                                     ------------     ------------     ------------     ------------
NET INCOME                           $  1,607,091     $  1,052,771     $  4,498,880     $  3,693,136
                                     ============     ============     ============     ============
NET INCOME PER SHARE:
       BASIC                         $       0.24     $       0.16     $       0.67     $       0.56
                                     ============     ============     ============     ============
       DILUTED                       $       0.23     $       0.15     $       0.66     $       0.55
                                     ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING:
       BASIC                            6,724,341        6,703,135        6,723,786        6,643,318
                                     ============     ============     ============     ============
       DILUTED                          6,870,131        6,832,821        6,836,268        6,760,950
                                     ============     ============     ============     ============

See notes to consolidated statments

PERRY ELLIS INTERNATIONAL, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          SIX MONTHS
                                                                                            ENDED
                                                                              ------------------------------
                                                                                 JULY 31,         JULY 31,
                                                                                   1999             1998
                                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $   4,498,880    $   3,693,136
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                                2,382,218        1,033,241
     Amortization of bond discount                                                   54,667               --
     Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable, net                                                1,068,462         (392,462)
          Inventories                                                             1,825,116       (5,281,565)
          Other current assets                                                    1,253,363       (1,620,998)
          Other assets                                                           (4,682,009)         968,655
          Accounts payable and accrued expenses                                  (1,509,854)       1,974,225
          Accrued interest payable                                                4,077,227           60,023
          Other current liabilities                                                 526,108         (309,127)
                                                                              -------------    -------------
             Net cash provided by operating activities:                           9,494,178          125,128
                                                                              -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                 (251,500)      (3,612,354)
Payment on purchase of other intangible assets                                     (223,160)         (85,119)
Payment for acquired businesses                                                (101,419,490)              --
                                                                              -------------    -------------
             Net cash used in investing activities:                            (101,894,150)      (3,697,473)
                                                                              -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in borrowings under credit facilities                    13,750,000       (3,000,000)
Net (payments) proceeds from long term debt                                     (20,048,430)       5,668,869
Net proceeds from bonds payable                                                  98,852,000               --
Proceeds from exercise of stock options                                             104,870          425,653
                                                                              -------------    -------------
             Net cash provided by financing activities:                          92,658,440        3,094,522
                                                                              -------------    -------------
NET INCREASE (DECREASE) IN CASH                                                     258,468         (477,823)

CASH AT BEGINNING OF YEAR                                                           173,493        1,010,256
                                                                              -------------    -------------
CASH AT END OF PERIOD                                                         $     431,961    $     532,433
                                                                              =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:

     Interest                                                                 $   1,525,944    $   1,863,811
                                                                              =============    =============
     Income taxes                                                             $   4,871,580    $   1,307,023
                                                                              =============    =============

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1.  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 1999. In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim periods presented and all adjustments are of a normal and recurring nature. The results of operations for the three and six months ended July 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year. In June 1999 Supreme International Corporation changed its name to Perry Ellis International, Inc. (the "Company").

Certain amounts in the prior periods have been reclassified to conform to the current periods' presentation.

2. INVENTORIES

Inventories consist principally of finished goods and are stated at the lower of cost or market on a first-in first-out basis.

3. LETTER OF CREDIT FACILITIES

                                                   JULY 31,       JANUARY 31,
                                                     1999            1999
                                                 ------------    ------------
Total letter of credit facilities                $ 60,000,000    $ 60,000,000
Outstanding letters of credit                     (23,702,967)    (23,831,172)
                                                 ------------    ------------
Total Available                                  $ 36,297,033    $ 36,168,828
                                                 ============    ============

4. SENIOR CREDIT AGREEMENT

The Company amended its revolving senior credit agreement effective August 12, 1999 upon substantially similar terms. The agreement now provides for borrowings at the company's option of Libor plus 2.25%, or the bank's prime rate plus 0.25%. The interest rate spread may vary based upon the ratio of Consolidated Funded Indebtedness, as defined in the Agreement, to earnings before interest, taxes, depreciation and amortization (EBITDA).

5. BONDS PAYABLE (SENIOR SUBORDINATED NOTES)

The Company issued $100 million in bonds on April 6, 1999 as Senior Subordinated Notes bearing interest at 12 1/4%. The actual proceeds to the Company were $98,852,000 after the deduction of discounts. The Company will pay interest on the notes on April 1 and October 1 of each year, commencing on October 1, 1999. The notes will mature on April 1, 2006. The notes may be redeemed in whole, or in part, at any time on or after April 1, 2003. In addition, on or before April 1, 2002, the Company may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of a public equity offering if at least 65% of the aggregate principal amount of the notes originally issued remains outstanding after such redemption.

6. STOCKHOLDERS' EQUITY

The following is a schedule of the activity in common stock and additional paid-in capital:

                                            COMMON STOCK         ADDITIONAL
                                        SHARES        AMOUNT   PAID-IN CAPITAL
                                     -----------   ----------- ---------------

Balance, January 31, 1999              6,712,374   $    67,123   $28,806,455
Exercise of stock options                 12,000           120       104,740
                                     -----------   -----------   -----------
Balance, July 31, 1999                 6,724,374   $    67,243   $28,911,195
                                     ===========   ===========   ===========

7. ACQUISITIONS

On March 29, 1999 the Company acquired the John Henry, Manhattan and Lady Manhattan trademarks for $27 million. On April 6, 1999 the Company acquired all the outstanding capital stock of Perry Ellis International, Inc. for approximately $75 million in cash. Perry Ellis International, Inc. was a privately held company which owned and licensed the Perry Ellis brand name, currently one of the top selling brands in specialty chains and department stores in the United States.

The acquisitions were accounted for using the purchase method of accounting, and accordingly, the financial statements include the results of operations of the acquisitions commencing on April 1, 1999 for John Henry/Manhattan acquisition; and April 6, 1999 for the Perry Ellis acquisition. Costs in excess of the carrying value of the net tangible assets acquired were allocated to the trademarks acquired, are being amortized over a 40 year life, and were determined as follows:

Purchase price                                                 $102,000,000
Plus purchase price adjustments                                   1,684,624
Plus expenses incurred in connection with the
acquisition                                                       5,885,243
                                                               ------------
Adjusted purchase price                                         109,569,867
Tangible asset acquired:
     Cash                                                         2,150,377
     Accounts receivable                                            977,553
     Other current assets                                         1,669,067
     PP&E                                                            19,599
                                                               ------------
                                                                104,753,271
Liabilities assumed:
     Accounts payables and accrued expenses:                      1,416,529
                                                               ------------
Trademarks                                                     $106,169,800
                                                               ============

8. SUPPLEMENTAL CASH FLOW INFORMATION

The following information presents the non-cash impact on the balance sheets of assets acquired and liabilities assumed in connection with the Perry Ellis, John Henry and Manhattan acquisitions. The non-cash effects of these investing activities during the six months ended July 31, 1999 were as follows:

                                                         SIX MONTHS
                                                            ENDED
                                                        JULY 31, 1999
                                                        -------------
     Adjusted Purchase Price                            $ 109,569,867
     Less cash acquired                                    (2,150,377)
     Less deposits in prior period                         (6,000,000)
                                                        -------------
Net cash paid for acquisitions                          $ 101,419,490
                                                        =============

9. PRO FORMA FINANCIAL INFORMATION

The pro forma financial information presented below, based under the assumption that operations were in effect for each of the periods ending July 31, 1998 and 1999, gives effect to (i) the John Henry/Manhattan acquisition; (ii) the Perry Ellis International, Inc. acquisition, and (iii) the offering of the Senior Subordinated Notes. The information presented below is for illustrative information purposes only and is not indicative of results which would have been achieved or results which may be achieved in the future.

                                         PRO FORMA     PRO FORMA       PRO FORMA      PRO FORMA
                                        (UNAUDITED)    (UNAUDITED)     (UNAUDITED)    (UNAUDITED)
                                       -------------   ------------   ------------   ------------
                                        THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                           ENDED          ENDED           ENDED          ENDED
                                          JULY 31,       JULY 31,        JULY 31,       JULY 31,
                                           1999            1998           1999           1998
                                       -------------   ------------   ------------   ------------
Total revenues                         $  52,017,000   $ 55,221,710   $117,736,367   $121,790,391
                                       =============   ============   ============   ============
Net income                             $   1,607,000   $    338,674   $  3,913,661   $  1,331,471
                                       =============   ============   ============   ============
Net income per share (diluted)         $        0.23   $       0.05   $       0.57   $       0.20
                                       =============   ============   ============   ============


11. BUSINESS SEGMENTS

The Company's principal segments are grouped between the generation of revenues from products and royalties. The Licensing segment derives its revenues from royalties associated from the use of its brand names, principally Perry Ellis, John Henry, Manhattan and Munsingwear. The Product segment derives its revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. This is the first year that management has segregated the operations for the two segments. Shared selling, general and administrative expenses are allocated amongst the segments.

                                           THREE MONTHS    SIX MONTHS
                                               ENDED         ENDED
                                           JULY 31, 1999  JULY 31, 1999
                                            ------------   ------------
Revenues:
      Product                               $ 45,273,099   $104,751,869
      Licensing                                6,743,539      9,060,057
                                            ------------   ------------
Total Revenues                              $ 52,016,638   $113,811,926
                                            ============   ============
Operating Income
      Product                               $  2,852,105   $  8,157,670
      Licensing                                3,661,635      4,820,384
                                            ------------   ------------
Total Operating Income                      $  6,513,740   $ 12,978,054
                                            ============   ============
Income Before Taxes
      Product                               $  2,043,511   $  6,444,756
      Licensing                                  512,304        627,387
                                            ------------   ------------
Total Income Before Taxes                   $  2,555,815   $  7,072,143
                                            ============   ============
Depreciation and Amortization
      Product                               $    571,395   $  1,084,185
      Licensing                                  832,223      1,298,033
                                            ------------   ------------

Total Depreciation and Amortization         $  1,403,618   $  2,382,218
                                            ============   ============
Identifiable Assets
      Product                                              $ 94,364,485
      Licensing                                             113,847,455
      Corporate                                               2,467,577
                                                           ------------
Total Identifiable Assets                                  $210,679,517
                                                           ============


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

Perry Ellis International, Inc., formerly Supreme International Corporation (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, risk related to fashion trends; the retail industry; reliance on key customers; contract manufacturing; foreign sourcing; imports and export restrictions; competition; seasonality; rapid expansion of business; dependence on key personnel and other factors discussed herein and in the Company's filings with the Securities and Exchange Commission (the "Commission").

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JULY 31, 1999 AS COMPARED TO THREE AND SIX MONTHS ENDED JULY 31, 1998.

TOTAL REVENUES. Total revenues consist of net sales and royalty income. Total revenues for the three and six months ended July 31, 1999 increased $1.3 million or 2.6% to $52.0 million and $2.0 million or 1.8% to $113.8 million, respectively, from $50.7 million and $111.8 million in the year ago periods, primarily as a result of the growth in royalty income from the recent John Henry/Manhattan and Perry Ellis acquisitions.

NET SALES. Net sales for the three and six months ended July 31, 1999, declined $4.4 million or 8.9% to $45.3 million and $5.0 million or 4.6%, to $104.8 million, from $49.7 million and $109.8 million respectively in the year ago periods. The decrease in sales was the result of the Company's exit from the boy's business, softness in the market for golf apparel and the closure of some retail customers.

ROYALTY INCOME. Royalty income for the three months ended July 31, 1999 increased $5.8 million to $6.7 million from $1.0 million in the same period a year ago. For the six months ended July 31, 1999, royalty income was $9.1 million compared to $2.0 million for the same period a year ago. The increase in royalty income for these two periods is principally attributable to heavy income generated by our acquisitions of the John Henry, Manhattan and Perry Ellis.

COST OF SALES. Cost of sales for the three and six month periods ended July 31, 1999 decreased $4.2 million, or 11.2% and $5.5 million, or 6.6% to $33.3 million and $77.5 million, from $37.5 million and $82.9 million respectively, reflecting the decrease in net sales in both periods. As a percentage of net sales in the year ago periods, cost of sales decreased slightly to 73.6% for the three months ended July 31, 1999 from 75.5% for the same period a year ago. For the six month period ended July 31, 1999, cost of sales as a percentage of net sales decreased to 74.0% from 75.6% during the six months ended July 31, 1998. The decline in the cost of sales as a percentage of net sales is a reflection of the introduction of new brands at higher gross margins, the shift in the Company's product mix to more branded products and the discontinuance of the boy's business which generated lower gross margins.

Gross profit was $18.7 million and $36.3 million, respectively, for the three and six month periods ended July 31, 1999 compared to $13.2 million and $28.8 million for the same periods a year ago. The increases in gross profit reflect the improvement in cost of sales and the increase in licensing revenue which has no associated cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding depreciation and amortization, increased $0.8 million or 8.1% and $0.8 million or 4.2%, respectively, for the three and six month periods ended July 31, 1999 to $10.8 million and $21.0 million from $10.0 million and $20.1 million, respectively, in the year ago periods. As a percentage of net sales, selling general and administrative expenses were 23.8% and 20.0% for the three and six months ended July 31, 1999 compared to 20.1% and
18.3 % in the comparable periods a year ago. The increase in selling, general and administrative costs in the three months ended July 31, 1999, is primarily attributable to personnel costs associated with the Company's recent acquisitions. Depreciation and amortization expenses for the three and six months ended July 31, 1999 increased to $1.4 million and $2.4 million, respectively, from $0.5 million and $1.0 million in the comparable periods a year ago, reflecting the increased amortization from the recent acquisitions.

INTEREST EXPENSE. Interest expense increased $3.0 million and $4.0 million for the three and six months ended July 31, 1999, to $4.0 million and $5.9 million from $1.0 million and $1.9 million in the comparable periods a year ago. The increase is attributable to the additional interest resulting from the $100 million Senior Subordinated Notes. The proceeds of this financing were used for Perry Ellis and to repay debt under the senior credit facility(the "Senior Credit Facility").

INCOME TAXES. For the three and six month periods ended July 31, 1999, the Company's effective tax rate was 37.1% and 36.4% compared to 37.1% and 36.2%, respectively, for the comparable periods in 1998.

NET INCOME. Net income for the three and six months ended July 31, 1999 increased $0.6 million or 52.7% to $1.6 million or 3.0% of total revenue and $0.8 million or 21.8% to $4.5 million or 4.0% of total revenue, respectively. Net income was 2.1% and 3.3%, respectively, of total revenue in the comparable prior periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies primarily upon cash flow from operations and borrowings under the Senior Credit Facility to finance operations and expansion. Cash provided by operating activities was $9.5 million for the six months ended July 31, 1999 compared to $0.1 million for the same period last year. The current years operation includes approximately $4.1 million of accrued interest expense which is payable semi-annually and will be paid beginning October 1, 1999. The balance of the increase is primarily attributable to the growth in net income, including depreciation and amortization and a decrease in inventory levels

Net cash used in investing activities was $101.9 million for the six months ended July 31, 1999 principally reflects the purchase price of the John Henry/Manhattan and the Perry Ellis acquisitions.

Net cash provided by financing activities for the six months ended July 31, 1999 totaled $92.7 million which was primarily the result of the net proceeds of a $98.9 million subordinated debt offering and a net increase of $13.8 million in borrowings under the term loan agreement, offset by a decrease of $20.0 million in borrowings under the revolving credit agreement. These funds were used for the John Henry/Manhattan and the Perry Ellis acquisitions

The Company has a Senior Credit Facility which consists of a $75.0 million revolving credit facility and a $15.0 million amortizing term loan facility. Borrowings under the revolving credit facility are limited under term to a borrowing base calculation, which generally restricts the outstanding balances to 85.0% of eligible receivables plus 60.0% of eligible inventories, as defined. Interest on borrowings is variable based, at the Company's option and as a function of total debt to EBITDA, upon either LIBOR plus 2.25%, or the agent's bank's prime rate plus 0.25%. The Senior Credit Facility contains certain covenants, the most restrictive of which requires the Company to maintain certain financial ratios and minimum net worth. In addition, the Senior Credit Facility restricts the payment of dividends and is secured by all of the Company's assets. The term loan agreement requires quarterly principal payments of $1,250,000 which began July 1999 and contains covenants similar to the revolving credit facility.

The Company also maintains three letter of credit facilities which total $60.0 million. Each letter of credit is collaterized by the consignment of merchandise in transit under that letter of credit. As of July 31, 1999, there was $36.3 million available under these facilities. One of the facilities expires in June 2000, one in July 2000 and the other facility for $7.0 million has no set expiration date.

Management believes that the combination of borrowing availability under the Revolving Credit Agreement, existing working capital and funds anticipated to be generated from operating activities will be sufficient to meet the Company's anticipated operating and capital needs in the foreseeable future.

YEAR 2000 ISSUES

BACKGROUND. The year 2000 issue refers to the inability of certain data sensitive computer chips, software and systems to recognize a two-digit date field as belonging to the 21st century. Many computer software programs, as well as certain hardware equipment containing date-sensitive data, were structured to utilize a two-digit date field. Accordingly, these programs may not be able to properly recognize dates in the year 2000 and later, which could result in significant system and equipment failures. This is a significant issue for most, if not all, companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. Perry Ellis recognized that it needed to take action to ensure that its operations would not be adversely impacted by Year 2000 software failures.

We have undertaken a study of our functional application systems to determine their compliance with year 2000 issues and, to the extent of noncompliance, the required remediation. As a result of such study, we believe that the majority of our systems are year 2000 compliant. To date, the expenses incurred by Perry Ellis in order to become year 2000 compliant, including computer software costs, have been $0.25 million and the current additional estimated cost to complete such remediation is expected to be $0.1 million. Such costs, other than software, have been and will continue to be expensed as incurred.

An assessment of the readiness of year 2000 compliance of third party entities with which the Company has relationships, such as its banking institutions, customers, payroll processors and others is ongoing. We have inquired, and are in the process of inquiring, of the significant aforementioned third party entities as to their readiness with respect to year 2000 compliance and to date have received indications that many of them are either compliant or in the process of remediation. We will continue to monitor these third party entities to determine the impact on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. Our initial assessment of compliance by third parties is that there is not a material business risk to the Company posed by any such noncompliance and, as such, we have not yet developed any related contingency plans.

EFFECTS OF INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

The Company does not believe that inflation or foreign currency fluctuations significantly affected its results of operations for the three or six months ended July 31, 1999 and 1998.

PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings

                  Not applicable

ITEM 2.  Changes in Securities

                  Not applicable.

ITEM 3.  Defaults Upon Senior Securities

                  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  (a) On June 11, 1999 the Company held its Annual Meeting of
                      Shareholders ( the "Meeting")

                  (b) Not applicable

                  (c) At the Meeting, the following matters were voted upon:

(I)      ELECTION OF DIRECTORS

     The following table sets forth the name of each nominee and the voting with respect to each nominee for director.

                                       FOR               WITHHOLD AUTHORITY
                                       ---               ------------------
Ronald L. Buch                      4,891,549                 211,810

Salomon Hanono                      4,898,049                 204,810

(II) APPROVAL OF AMENDMENT TO COMPANY'S ARTICLE OF INCORPORATION.

     Approval of an Amendment to the Company's Articles of Incorporation to change the Company's name to "Perry Ellis International, Inc."

     For   5,056,304              Against   44,965         Abstain   7,590
           ---------                        ------                   -----

(iii)    APPROVAL OF AMENDMENT TO 1993 STOCK OPTION PLAN

     Approval of the Amendment to the Company's 1993 Stock Option Plan to increase the number of shares of Common Stock issuable under the Plan to 1,500,000 shares.

For  3,871,091       Against  283,991     Abstain  10,745    Not Voted   937,032
     ---------                -------              ------                -------

(IV)     RATIFICATION OF APPOINTMENT OF ACCOUNTANTS

     Ratification of Appointment of Deloitte & Touche LLP as the Company's independent public accountants for the year ending January 31, 1999.

For   5,057,859      Against  44,335      Abstain  665
      ---------               ------               ---

ITEM 5.  Other Information

                  Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits

                  27.1 Financial Data Schedule (for SEC only)

                  (b) Reports on Form 8-K - On June 23, the Company filed a
                      current report on Form 8-K to disclose that it had changed its name from Supreme International Corporation to Perry Ellis International, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.-

Date: September 14, 1999                  By: /S/NEAL S. NACKMAN
                                             ----------------------------------
                                          Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                   DESCRIPTION
-------                   -----------
 27.1                     Financial Data Schedule