Form 10-Q
period 1999-10-31
PERRY ELLIS INTERNATIONAL INC
filed 1999-12-13
CIK 900349

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   [No]

The number of shares outstanding of the registrant's common stock is 6,738,367 (as of December 9, 1999).

                         PERRY ELLIS INTERNATIONAL, INC.

                                      INDEX

PART I:  FINANCIAL INFORMATION

ITEM 1:

Consolidated Balance Sheets
         as of October 31, 1999 (Unaudited) and January 31, 1999              1

Consolidated Statements of Operations (Unaudited)
         for the three and nine months ended October 31, 1999
         and October 31, 1998                                                 2

Consolidated Statements of Cash Flows (Unaudited)
         for the nine months ended October 31, 1999
         and October 31, 1998                                                 3

Notes to Consolidated Financial Statements                                    4

ITEM 2:

Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     8

Year 2000 Readiness Disclosure                                                10

PART II:  OTHER INFORMATION                                                   11

Signature                                                                     11

PERRY ELLIS INTERNATIONAL, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                           OCTOBER 31,      JANUARY 31,
                                                              1999             1999
                                                          ------------     ------------
                                                          (Unaudited)
ASSETS

CURRENT ASSETS
Cash                                                      $    401,781     $    173,493
Accounts receivable, net                                    61,070,265       38,969,845
Inventories                                                 30,630,917       32,965,655
Deferred income taxes                                        1,091,482        1,091,482
Deposits for acquisitions                                           --        6,000,000
Other current assets                                         2,311,812        2,040,200
                                                          ------------     ------------
              Total current assets                          95,506,257       81,240,675

Property and equipment, net                                  7,882,529        7,851,592

Intangible assets, net                                     123,302,601       18,842,797

Other                                                        5,231,506        1,022,467
                                                          ------------     ------------
                                                          $231,922,893     $108,957,531
              TOTAL                                       ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
                                                          $  5,231,715     $  4,595,688
Accounts payable
Accrued expenses                                             4,606,813        4,754,077
Accrued interest payable                                     1,392,245          177,448
Other current liabilities                                    2,872,145          413,505
                                                          ------------     ------------
              Total current liabilities                     14,102,918        9,940,718

Bonds payable, net                                          98,947,667               --
Deferred income taxes                                          559,728          559,728
Long term debt-senior credit                                32,273,842       33,511,157
agreement
Long term debt-term loan                                    12,500,000               --
                                                          ------------     ------------
              Total liabilities                            158,384,155       44,011,603
                                                          ------------     ------------
STOCKHOLDERS' EQUITY:

Preferred stock - $.01 par value; 1,000,000
  shares authorized; no shares issued or
  outstanding
Common stock - $.01 par value; 30,000,000
  shares authorized; 6,728,019 and 6,712,374
  shares issued and outstanding as of
  October 31, 1999 and January 31, 1999, respectively           67,280           67,123
Additional paid-in-capital                                  28,936,145       28,806,455
Retained earnings                                           44,535,313       36,072,350
                                                          ------------     ------------
              Total stockholders' equity                    73,538,738       64,945,928
                                                          ------------     ------------
                                                          $231,922,893     $108,957,531
                                      TOTAL               ============     ============

                 See Notes to Consolidated Financial Statements.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                             OCTOBER 31,                         OCTOBER 31,
                                   ------------------------------      ------------------------------
                                       1999              1998              1999              1998
                                   ------------      ------------      ------------      ------------
REVENUES:
Net sales                          $ 66,618,418      $ 65,011,630      $171,370,287      $174,806,318
Royalty income                        6,453,288           492,531        15,513,345         2,496,075
                                   ------------      ------------      ------------      ------------
     TOTAL REVENUES                  73,071,706        65,504,161       186,883,632       177,302,393

COST OF SALES                        49,861,291        49,419,127       127,343,117       132,403,538
                                   ------------      ------------      ------------      ------------
GROSS PROFIT                         23,210,415        16,085,034        59,540,515        44,898,855

SELLING, GENERAL &
     ADMINISTRATIVE EXPENSES         11,457,604        10,296,463        32,427,428        30,466,839
DEPRECIATION                            295,249           215,972           886,586           713,994
AMORTIZATION                          1,067,800           269,364         2,858,681           804,581
                                   ------------      ------------      ------------      ------------
     TOTAL OPERATING EXPENSES        12,820,653        10,781,799        36,172,695        31,985,414
                                   ------------      ------------      ------------      ------------
OPERATING INCOME                     10,389,762         5,303,235        23,367,820        12,913,441

INTEREST EXPENSE                      4,067,654           955,067         9,973,565         2,789,461
                                   ------------      ------------      ------------      ------------
INCOME BEFORE INCOME TAXES            6,322,108         4,348,168        13,394,255        10,123,980

INCOME TAXES                          2,358,028         1,536,256         4,931,292         3,619,496
                                   ------------      ------------      ------------      ------------
NET INCOME                         $  3,964,080      $  2,811,912      $  8,462,963      $  6,504,484
                                   ============      ============      ============      ============
NET INCOME PER SHARE:
     BASIC                         $       0.59      $       0.42      $       1.26      $       0.97
                                   ============      ============      ============      ============
     DILUTED                       $       0.58      $       0.42      $       1.24      $       0.96
                                   ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING:
     BASIC                            6,725,490         6,711,667         6,724,986         6,674,103
                                   ============      ============      ============      ============
     DILUTED                          6,879,748         6,768,667         6,851,480         6,781,737
                                   ============      ============      ============      ============

                 See Notes to Consolidated Financial Statements.

PERRY ELLIS INTERNATIONAL, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                            ---------------------------------
                                                                             OCTOBER 31,         OCTOBER 31,
                                                                                 1999                1998
                                                                            -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $   8,462,963       $   6,504,484
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                              3,745,267           1,518,575
     Amortization of bond discount                                                 95,668                  --
     Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable, net                                            (21,122,866)        (22,257,602)
          Inventories                                                           2,334,738             927,583
          Other current assets                                                  1,397,526             700,662
          Other assets                                                         (4,459,039)            309,572
          Accounts payable and accrued expenses                                   765,293            (607,548)
          Accrued interest payable                                              1,214,797             181,316
          Other current liabilities                                               667,603           1,932,894
                                                                            -------------       -------------
             Net cash used in operating activities:                            (6,898,050)        (10,790,064)
                                                                            -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                               (855,649)         (3,532,354)
Payment on purchase of other intangible assets                                   (827,069)           (238,861)
Payment for acquired businesses                                              (101,435,477)                 --
                                                                            -------------       -------------
             Net cash used in investing activities:                          (103,118,195)         (3,771,215)
                                                                            -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in borrowings under credit facilities                  12,500,000          (3,000,000)
Net (payments) proceeds from long term debt                                    (1,237,314)         16,750,162
Net proceeds from bonds payable                                                98,852,000                  --
Proceeds from exercise of stock options                                           129,847             458,152
                                                                            -------------       -------------
             Net cash provided by financing activities:                       110,244,533          14,208,314
                                                                            -------------       -------------
NET INCREASE (DECREASE) IN CASH                                                   228,288            (352,965)

CASH AT BEGINNING OF YEAR                                                         173,493           1,010,256
                                                                            -------------       -------------
CASH AT END OF PERIOD                                                       $     401,781       $     657,291
                                                                            =============       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
                                                                            $   8,195,554       $   2,644,741
Interest                                                                    =============       =============
Income taxes                                                                $   5,803,580       $   1,502,051
                                                                            =============       =============

                 See Notes to Consolidated Financial Statements.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 1999. In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim periods presented and all adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended October 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year. In June 1999 Supreme International Corporation changed its name to Perry Ellis International, Inc. (the "Company").

Certain amounts in the prior periods have been reclassified to conform to the current periods' presentation.

2. INVENTORIES

Inventories consist principally of finished goods and are stated at the lower of cost or market on a first-in first-out basis.

3. LETTER OF CREDIT FACILITIES

                                       OCTOBER 31,       JANUARY 31,
                                          1999              1999
                                      ------------      ------------
Total letter of credit facilities     $ 60,000,000      $ 60,000,000
Outstanding letters of credit          (23,180,196)      (23,831,172)
                                      ------------      ------------
Total Available                       $ 36,819,804      $ 36,168,828
                                      ============      ============

4. SENIOR CREDIT AGREEMENT

The Company amended its revolving senior credit agreement (the "Agreement") effective August 12, 1999 upon substantially similar terms. The agreement now provides for borrowings at the Company's option of LIBOR plus 2.0%, or the bank's prime rate. The interest rate spread may vary based upon the ratio of Consolidated Funded Indebtedness, as defined in the Agreement, to earnings before interest, taxes, depreciation and amortization (EBITDA).

5. BONDS PAYABLE (SENIOR SUBORDINATED NOTES)

The Company issued $100 million in bonds on April 6, 1999 as Senior Subordinated Notes bearing interest at 12 1/4%. The actual proceeds to the Company were $98.9 million after the deduction of discounts. The Company pays interest on the notes on April 1 and October 1 of each year. The notes mature on April 1, 2006. The notes may be redeemed in whole, or in part, at any time on or after April 1, 2003. In addition, on or before April 1, 2002, the Company may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of a public equity offering if at least 65% of the aggregate principal amount of the notes originally issued remains outstanding after such redemption.

6. ACQUISITIONS

On March 29, 1999 the Company acquired the John Henry, Manhattan and Lady Manhattan trademarks for approximately $27.0 million. On April 6, 1999 the Company acquired all the outstanding capital stock of Perry Ellis International, Inc. for approximately $75.0 million in cash. Perry Ellis International, Inc. was a privately held company which owned and licensed the Perry Ellis brand name, currently one of the top selling brands in specialty chains and department stores in the United States.

The acquisitions were accounted for using the purchase method of accounting, and accordingly, the financial statements include the results of operations of the acquisitions commencing on April 1, 1999 for the John Henry/Manhattan acquisition; and April 6, 1999 for the Perry Ellis acquisition. Costs in excess of the carrying value of the net tangible assets acquired were allocated to the trademarks acquired, are being amortized over a 40 year life, and were determined as follows:

Purchase price                                    $102,000,000
Plus purchase price adjustments                      1,684,624
Plus expenses incurred in connection with the
acquisition                                          5,901,230
                                                  ------------
Adjusted purchase price                            109,585,854
Tangible asset acquired:
     Cash                                            2,150,377
     Accounts receivable                               977,553
     Other current assets                            1,669,068
     PP&E                                               19,599
                                                  ------------
                                                   104,769,257
Liabilities assumed:
     Accounts payables and accrued expenses:         1,514,507
                                                  ------------
Trademarks                                        $106,283,764
                                                  ============

7. SUPPLEMENTAL CASH FLOW INFORMATION

The following information presents the non-cash impact on the balance sheets of assets acquired and liabilities assumed in connection with the John Henry/Manhattan and Perry Ellis International, Inc. acquisitions. The non-cash effects of these investing activities during the nine months ended October 31, 1999 were as follows:

                                    NINE MONTHS

                                       ENDED
                                  OCTOBER 31, 1999
                                  ----------------
Adjusted purchase price            $ 109,585,854
Less cash acquired                    (2,150,377)
Less deposits in prior period         (6,000,000)
                                   -------------
Net cash paid for acquisitions     $ 101,435,477
                                   =============


8. PRO FORMA FINANCIAL INFORMATION

The pro forma financial information presented below, based under the assumption that operations were in effect for each of the periods ending October 31, 1998 and 1999, gives effect to (i) the John Henry/Manhattan acquisition; (ii) the Perry Ellis International, Inc. acquisition, and (iii) the offering of the Senior Subordinated Notes. The information presented below is for illustrative information purposes only and is not indicative of results which would have been achieved or results which may be achieved in the future.

                                       PRO FORMA            PRO FORMA            PRO FORMA           PRO FORMA
                                      (UNAUDITED)          (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
                                     --------------       --------------       --------------       ------------
                                      THREE MONTHS         THREE MONTHS         NINE MONTHS         NINE MONTHS
                                         ENDED                ENDED                ENDED               ENDED
                                      OCTOBER 31,           OCTOBER 31,          OCTOBER 31,        OCTOBER 31,
                                          1999                 1998                 1999                1998
                                     --------------       --------------       --------------       ------------
Total revenues                       $   73,072,000       $   71,358,681       $  190,808,367       $193,149,071
                                     ==============       ==============       ==============       ============
Net income                           $    3,964,000       $    1,479,726       $    7,877,661       $  2,811,197
                                     ==============       ==============       ==============       ============
Net income per share (diluted)       $         0.58       $         0.22       $         1.15       $       0.42
                                     ==============       ==============       ==============       ============

9.   BUSINESS SEGMENTS

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

This is the first year that management has segregated the operations for the two segments. Trademark costs have been allocated among the divisions where brands are shared. Shared selling, general and administrative expenses are allocated amongst the segments.

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                        OCTOBER 31, 1999      OCTOBER 31, 1999
                                       ------------------     -----------------
Revenues:
      Product                             $ 66,618,418          $171,370,287
      Licensing                              6,453,288            15,513,345
                                          ------------          ------------
Total Revenues                            $ 73,071,706          $186,883,632
                                          ============          ============
Operating Income
      Product                             $  6,454,247          $ 13,905,820
      Licensing                              3,935,515             9,462,000
                                          ------------          ------------
Total Operating Income                    $ 10,389,762          $ 23,367,820
                                          ============          ============
Income Before Taxes
      Product                             $  5,531,343          $ 11,270,004
      Licensing                                790,765             2,124,251
                                          ------------          ------------
Total Income Before Taxes                 $  6,322,108          $ 13,394,255
                                          ============          ============
Depreciation and Amortization
      Product                             $    559,961          $  1,642,784
      Licensing                                803,088             2,102,483
                                          ------------          ------------
Total Depreciation and Amortization       $  1,363,049          $  3,745,267
                                          ============          ============
Identifiable Assets
      Product                                                   $116,984,668
      Licensing                                                  113,150,160
      Corporate                                                    1,788,065
                                                                ------------
Total Identifiable Assets                                       $231,922,893
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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED OCTOBER 31, 1999 AS COMPARED TO THREE AND NINE MONTHS ENDED OCTOBER 31, 1998.

TOTAL REVENUES. Total revenues consist of net sales and royalty income. Total revenues for the three and nine months ended October 31, 1999 increased $7.6 million or 11.6% to $73.1 million and $9.6 million or 5.4% to $186.9 million, respectively, from $65.5 million and $177.3 million in the year ago periods, primarily as a result of the growth in royalty income following the recent John Henry/Manhattan and Perry Ellis acquisitions in March 1999 and April 1999, respectively.

NET SALES. Net sales for the three months ended October 31, 1999, increased $1.6 million or 2.5% to $66.6 million from the year ago period as a result of increases in certain branded products and in private label sales. Net sales for the nine months ended October 31, 1999, decreased $3.4 million or 2.0% to $171.4 million from the prior period. The decrease in sales for the nine month period was largely the result of the Company's exit from the boy's business, softness in the market for golf apparel and the closure of some retail customers.

ROYALTY INCOME. Royalty income for the three months ended October 31, 1999 increased $6.0 million to $6.5 million from $0.5 million in the same period a year ago. For the nine months ended October 31, 1999, royalty income was $15.5 million compared to $2.5 million for the same period a year ago. The increase in royalty income for these two periods is principally attributable to income generated by licensees following the acquisitions of the John Henry, Manhattan, and Perry Ellis brand names.

COST OF SALES. Cost of sales as a percentage of net sales decreased to 74.8% for the three months ended October 31, 1999 from 76.0% for the same period a year ago. For the nine month period ended October 31, 1999, cost of sales as a percentage of net sales decreased to 74.3% from 75.7% during the nine months ended October 31, 1998. The decline in the cost of sales as a percentage of net sales is a reflection of introduction of new brands at higher gross margins and the discontinuance of the boy's business which generated lower gross margins.

GROSS PROFIT. Gross profit was $23.2 million and $59.5 million, respectively, for the three and nine month periods ended October 31, 1999 compared to $16.1 million and $44.9 million for the same periods a year ago. The increases in gross profit reflect the improvement in cost of sales and the increase in licensing revenue which has no associated cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding depreciation and amortization, increased $1.2 million or 11.3% and $2.0 million or 6.4%, respectively, for the three and nine month periods ended October 31, 1999 to $11.5 million and $32.4 million, respectively. The increase in selling, general and administrative costs in both periods is primarily attributable to personnel costs associated with the Company's recent acquisitions. As a percentage of total revenues, selling general and administrative expenses were 15.7% for the three months ended October 31, 1999 and October 31, 1998 and 17.4% for the nine months ended October 31, 1999 as compared to 17.2% for the comparable period a year ago. Depreciation and amortization expenses for the three and nine months ended October 31, 1999 increased to $1.4 million and $3.7 million, respectively, from $0.5 million and $1.5 million in the comparable periods a year ago, reflecting the increased amortization from the recent acquisitions.

INTEREST EXPENSE. Interest expense increased $3.1 million and $7.2 million for the three and nine months ended October 31, 1999, to $4.1 million and $10.0 million, respectively. The increase is attributable to the additional interest resulting from the $100 million Senior Subordinated Notes.

INCOME TAXES. For the three and nine month periods ended October 31, 1999, the Company's effective tax rate was 37.3% and 36.8% compared to 35.3% and 35.8%, respectively, for the comparable periods in 1998. The increased tax rate is primarily attributable to the reversal of accruals in the prior year.

NET INCOME. Net income for the three and nine months ended October 31, 1999 increased $1.2 million or 41.0% to $4.0 million or 5.3% of total revenue and $2.0 million or 30.1% to $8.5 million or 4.5% of total revenue, respectively. Net income was 4.3% and 3.6%, respectively, of total revenue in the comparable prior periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies primarily upon cash flow from operations and borrowings under the Senior Credit Facility to finance operations and expansion. Cash used in operating activities was $6.9 million for the nine months ended October 31, 1999 compared to $10.8 million for the same period last year.

The change from prior year is principally attributable to the increased cash income from operations. Net cash used in investing activities of $103.1 million for the nine months ended October 31, 1999 principally reflects the purchase price of the John Henry/Manhattan acquisitions and the Perry Ellis International, Inc. acquisition.

Net cash provided by financing activities for the nine months ended October 31, 1999 totaled $110.2 million which was primarily the result of the net proceeds of a $98.9 million subordinated debt offering and a net increase of $12.5 million in borrowings under the revolving credit agreement. These funds were used for the John Henry/Manhattan and Perry Ellis acquisitions

The Company has a Senior Credit Facility which consists of a $75.0 million revolving credit facility and a $15.0 million amortizing term loan facility. Borrowings under the revolving credit facility are limited under term to a borrowing base calculation, which generally restricts the outstanding balances to 85.0% of eligible receivables plus 60.0% of eligible inventories, as defined. Interest on borrowings is variable based, at the Company's option and as a function of total debt to EBITDA, upon either LIBOR plus 2.00%, or the agent's bank's prime rate. The Senior Credit Facility contains certain covenants, the most restrictive of which requires the Company to maintain certain financial ratios and minimum net worth. In addition, the Senior Credit Facility restricts the payment of dividends and is secured by all of the Company's assets.

The term loan agreement requires quarterly principal payments of $1,250,000. This reduction began July 1999 and contains covenants similar to the revolving credit facility.

The Company also maintains three letter of credit facilities which total $60.0 million. Each letter of credit is collaterized by the consignment of merchandise in transit under that letter of credit. As of October 31, 1999, there was $36.8 million available under these facilities. One of the facilities expires in June 2000, one in July 2000 and the other facility for $7.0 million has no set expiration date.

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

We have undertaken a study of our functional application systems to determine their compliance with year 2000 issues and, to the extent of noncompliance, the required remediation. As a result of such study, we believe that the majority of our systems are year 2000 compliant. To date, the expenses incurred by the Company in order to become year 2000 compliant, including computer software costs, have been approximately $0.3 million. Such costs, other than software, have been expensed as incurred.

An assessment of the readiness of year 2000 compliance of third party entities with which the Company has relationships, such as its banking institutions, customers, payroll processors and others has been completed. We have inquired, of the significant aforementioned third party entities as to their readiness with respect to year 2000 compliance and to date have received indications that most of them are either compliant or in the process of remediation. We will continue to monitor these third party entities to determine the impact on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. Our initial assessment of compliance by third parties is that there is not a material business risk to the Company posed by any such noncompliance and, as such, we have not yet developed any related contingency plans.

EFFECTS OF INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

The Company does not believe that inflation or foreign currency fluctuations significantly affected its results of operations for the three or nine months ended October 31, 1999 and 1998.

PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings
Not applicable

ITEM 2.  Changes in Securities

                  Not applicable.

ITEM 3.  Defaults Upon Senior Securities

                  Not applicable

ITEM 4.  Other Information

                  Not applicable

ITEM 5.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  27.1 Financial Data Schedule (for SEC only)

         b)       Reports on Form 8-K

                  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 13, 1999                 By: /s/ NEAL S. NACKMAN
                                           -----------------------------------
                                            Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------
 27.1                   Financial Data Schedule (for SEC only)