Form 10-K405
period 2000-01-31
PERRY ELLIS INTERNATIONAL INC
filed 2000-04-25
CIK 900349

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________.

                         Commission File number 0-21764
                         PERRY ELLIS INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

           FLORIDA                                             59-1162998
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

  3000 N.W. 107TH AVENUE MIAMI, FLORIDA                           33172
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of the Registrant's Common Stock is 6,731,874 (as of April 13, 2000).

The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $36,786,655 (as of April 13, 2000).

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

Portions of Proxy Statement for 2000 Annual Meeting--Part III

UNLESS THE CONTEXT OTHERWISE REQUIRES, ALL REFERENCES TO "PERRY ELLIS," THE "COMPANY," "WE," "US" OR "OUR" INCLUDE PERRY ELLIS INTERNATIONAL, INC. AND ITS SUBSIDIARIES. REFERENCES IN THIS REPORT TO ANNUAL FINANCIAL DATA FOR PERRY ELLIS REFER TO FISCAL YEARS ENDING JANUARY 31.

                                ----------------

FORWARD-LOOKING STATEMENTS

         We caution readers that this report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties, and assumptions about us, including, among other things:

o        Our anticipated growth strategies;

o        Our substantial debt service obligations;

o        Our expected internal growth;

o        Our ability to obtain additional financing;

o Our ability to integrate acquired businesses, trademarks, tradenames and licensees;

o        Our ability to renew certain licenses;

o Anticipated trends and conditions in our industry, including future consolidation of our existing and potential customers and changes in fashion trends;

o        Our future capital needs;

o        Our ability to compete;

o        The continued economic health of our customers; and

o Other factors set forth in this report and in our filings with the Securities and Exchange Commission (the "Commission").

         We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         We are a leading designer and marketer of a broad line of high quality men's sportswear, including sport and dress shirts, golf sportswear, sweaters, urban wear, casual and dress pants and shorts to all levels of retail distribution. We have built a broad portfolio of brands through selective acquisitions and the establishment of our own brands over our 33-year operating history. Our distribution channels include regional, national and international department stores, chain stores, mass merchandisers and specialty stores throughout the United States, Puerto Rico and Canada. We are one of the top branded suppliers to department stores in the knit and woven shirt product categories. Our largest customers include Target Corp., Federated Department Stores, Inc., Sears Roebuck & Co., Kohl's Corporation, Wal-Mart Stores, Inc. and J.C. Penney Company, Inc. We currently use over 115 independent suppliers, located in the Far East, other parts of Asia, Mexico, and Central America.

         Through acquisition of brands and internal growth, we have experienced significant overall growth in recent years. Our total revenues have increased to $252.4 million for fiscal 2000 from $122.6 million for fiscal 1996, representing a compound annual growth rate of 19.8%. During that same period, our EBITDA (as defined herein; see "Summary Historical Financial Information") grew to $36.5 million from $10.1 million, representing a compound annual growth rate of 38.0%.

         We own or license the brand names under which most of our products are sold. These brand names include Crossings/registered trademark/ and Natural Issue/registered trademark/ for casual sportswear, John Henry/registered trademark/ and Manhattan/registered trademark/ for dress casual wear, Perry Ellis/registered trademark/ and Andrew Fezza/registered trademark/ for dress sportswear, Perry Ellis America/registered trademark/ for jeans wear, PING/registered trademark/ and Munsingwear/registered trademark/ for golf sportswear and PNB Nation/registered trademark/ for urban wear. Through our "family of brands" marketing strategy, we seek to develop and enhance a distinct brand name for each product category within each distribution channel. We market our brands to a wide range of segments, targeted at consumers in specific age, income and ethnic groups. Currently, our products are predominantly produced for the men's segment of the apparel industry, in which fashion trends tend to be less volatile than in other segments. The percentage of our revenues from branded products decreased to 79.0% in fiscal 2000 from 81.4% in fiscal 1999.

         We also license our proprietary brands to third parties for the manufacture and marketing of various products, that we do not sell, including underwear, active wear, loungewear and outerwear. In addition to generating additional sources of revenue for us, these licensing arrangements raise the overall awareness of our brands. On April 6, 1999, we acquired the Perry Ellis brand names, one of the top selling brands in specialty chains and department stores in the United States. As a result of this acquisition and in recognition that this purchase gives us a widely recognized brand in the market and will be our premier brand, we changed our corporate name to Perry Ellis International, Inc. effective June 1999.

         We believe that our competitive strengths position us well to capitalize on several trends that have affected the apparel sector in recent years. These include the consolidation of the department and chain store sectors into a smaller number of stronger retailers, which represent some of our most important customers; the increased reliance of retailers on reliable suppliers with design expertise and advanced systems and technology; and the continued importance of a brand as a source of product differentiation.

THE ACQUISITIONS

         On March 29, 1999, we acquired the John Henry, Manhattan and Lady Manhattan trademarks for $28.8 million. John Henry is a leading brand of men's dress casualwear sold at Sears Roebuck and Manhattan is a popular dress shirt brand name sold at Wal-Mart. On April 6, 1999, we acquired for approximately $80.1 million all the outstanding capital stock of the company that owned and licensed the Perry Ellis brand name. Perry Ellis is currently one of the top selling brands in specialty chains and department stores in the United States.

         We believe that these acquisitions greatly expand our licensing revenues, add to our strong portfolio of brands, allow us to broaden our product line into product categories such as women's wear, and provide opportunities to expand into geographic areas where we believe these brands have been historically underrepresented, such as Europe and Asia.

DEBT OFFERING

         We issued $100 million in senior subordinated notes on April 6, 1999. Our proceeds were $98,852,000 after the deduction of discounts. We pay interest on the notes on April 1 and October 1 of each year. The notes mature on April 1, 2006. The notes may be redeemed in whole, or in part, at any time on or after April 1, 2003. In addition, on or before April 1, 2002, we may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of a public equity offering, provided at least 65% of the aggregate principal amount of the notes originally issued remains outstanding after such redemption. The notes issued have been registered under the Securities Act of 1933.

COMPETITIVE STRENGTHS

We believe that we have the following competitive advantages in our industry:

         PORTFOLIO OF STRONG BRANDS. We currently own and distribute eight major brands (Perry Ellis, Munsingwear, Crossings, Natural Issue, John Henry, Manhattan, Grand Slam/registered trademark/ and PNB Nation) with over 40 sub-brands (such as Penguin/registered trademark/ and Career Club/registered trademark/). We also design, source and market two other major brands (Andrew Fezza and PING), which we license under existing agreements with various expiration dates and renewal options. We also license the Perry Ellis, John Henry, Manhattan and Munsingwear brands to licensees for products that we do not directly sell. These brands enjoy national recognition in their respective sectors of the market and have a loyal consumer and retailer following. Brand recognition is critical in the apparel industry, where strong brand names help define consumer preferences and drive department store floor space allocation.

         STRONG RETAILER RELATIONSHIPS. We believe our established relationships with retailers at all distribution levels give us the opportunity to maximize the selling space dedicated to our products, monitor our brand presentation and merchandising selection, and introduce new brands and products. We have long-standing relationships with our largest customers, which include J.C. Penney and Sears Roebuck (more than 20 years), Federated Department Stores (13 years), Wal-Mart (11 years), Kohl's (7 years) and Target Corp. (6 years). We believe that we have maintained these relationships as a result of our quality brand name products and our dedication to customer service. Management, in conjunction with our 59 salespeople, meets with our major customers frequently to review product offerings, establish and monitor sales plans, and design joint advertising and promotional campaigns. We believe our reliable delivery times, consistent product quality and quick response to fashion trends and inventory demands allow us to meet our retailers' current requirements. In addition, our global sourcing network, design expertise, advanced systems and technology, and warehousing facility enhance our ability to meet the changing and increasing needs of our retailers.

         STRONG LICENSING CAPABILITIES AND RELATIONSHIPS. By actively licensing the brands we own, we have gained significant experience in identifying potential licensing opportunities and have established relationships with many active licensees. Our recent acquisitions of the Perry Ellis, John Henry, and Manhattan brands have positioned us in more retail outlets with more exposure nationally and internationally. We believe that we successfully integrated the new brands into our business. We also believe that our broad portfolio of brands appeals to licensees because it gives them the opportunity to sell their products into many different retail distribution channels. For example, a manufacturer of men's accessories might license the Crossings brand name to sell to national department stores or the Munsingwear name to target mass merchandisers. We believe that our licensing expertise, which is supported by a dedicated staff, will allow us to continue marketing our brands to apparel producers effectively. We believe that we have successfully integrated the new brands into our business.

         WORLD-WIDE LOW-COST SOURCING CAPABILITIES. Our global network of suppliers enables us to purchase apparel products at competitive cost without sacrificing quality, while at the same time reacting quickly to our retailers' needs and maximizing production flexibility. We developed this expertise through more than 33 years of experience in purchasing our products from suppliers around the world. No individual supplier in fiscal 2000 accounted for more than 10.0% of our total sourcing needs. We currently maintain a staff of experienced professionals principally located in the United States, China and Mexico, and a global network of ten sourcing and quality assurance offices, which closely monitor our suppliers to maintain strict quality standards and identify new sourcing opportunities. By sourcing our products, we manage our inventories more effectively and do not incur the costs of maintaining and operating production facilities.

         DESIGN EXPERTISE AND ADVANCED TECHNOLOGY. Our in-house staff consists of 11 senior designers, who have an average of 18 years of experience, and are supported by a staff of 20 other design professionals. Together, they design substantially all of our products utilizing computer-aided design technology. The use of this technology minimizes the time-consuming and costly production of actual sewn samples prior to customer approval. It also allows us to create custom-designed products meeting the specific needs of our customers and facilitates a quick response to changing fashion trends. Our computer-aided design technology presently produces approximately 1,400 designs per month and our current library contains approximately 71,000 designs.

         CAPACITY FOR GROWTH. We are leveraging our recent investments in infrastructure and our skilled personnel to accommodate future internal growth and selected acquisitions. Our move during 1998 to an approximately 240,000 sq. ft. office and warehouse facility in Miami with 160,000 sq. ft. of warehouse space has positioned us to increase capacity to handle current growth.

         PROVEN ABILITY TO INTEGRATE ACQUISITIONS. Since 1993, we have selectively acquired and integrated seven major brands, which currently have over 40 sub-brands. We selectively target brands that we believe are under-performing and can be revitalized using our competitive strengths. To date our most significant brand purchases were our acquisitions of the Munsingwear brand in 1996, and the Perry Ellis, John Henry and Manhattan brands in 1999. As part of an extensive integration process, we:

                  o improved the responsiveness to market trends by applying our design and sourcing expertise;

                  o communicated new positioning of the brands through various wide-ranging marketing programs;

                  o continued licensing operations immediately upon acquisition without interruption;

                  o solidified the management team to design and market licensing brands;

                  o renegotiated existing contracts and developed new licensing agreements in new segments and markets;

                  o repositioned the Munsingwear brand based on our "family of brands" strategy; and

                  o implemented the sourcing and distribution of products previously licensed.

         We believe that we successfully integrate and revitalize additional brands into our family of brands.

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

BUSINESS STRATEGY

         Our "family of brands" marketing approach is designed to develop a distinct brand for each product category within each distribution channel. For example, we sell our golf sportswear under the Munsingwear brand to mass merchants, under the Grand Slam brand to department stores and under the PING brand to higher end retailers, golf shops and resorts. By differentiating our brands in this manner, we can better satisfy the needs of each type of retailer by offering brands tailored to its specific distribution channel. In addition, we believe that this strategy helps insulate us from changing retail patterns, allows us to maintain the integrity of each distribution channel and helps prevent brand erosion.

         Our objective is to develop and enhance our brands by:

                  o carefully maintaining distinct distribution channels for each of our brands;

                  o consistently designing, sourcing and marketing quality products;

                  o reinforcing the image of our brands and continuously promoting them; and

                  o        updating our styles to keep them current.

         Controlling strong brands allows us to increase our retail base, license these brands to third parties, develop sub-brands and grow internationally.

To achieve our objective, we have adopted a strategy based on the following elements:

         INCREASE BRAND NAME RECOGNITION. We intend to enhance recognition of our brand names by promoting our brands at the retailer and consumer levels. We conduct cooperative advertising in print and broadcast media in which various retailers feature our products in their advertisements. We have also begun direct consumer advertising in select markets by placing highly visible billboards, sponsorships, special event advertisements and magazine advertisements in periodicals such as Men's Health and Gentleman's Quarterly. Licensing our brands to third parties also serves to enhance brand recognition by providing increased consumer exposure. We also recently established Web sites for each of our major brands to take advantage of opportunities created by the Internet.

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

         CONTINUE TO DIVERSIFY PRODUCT LINE. We intend to broaden the range of our product lines, capitalizing on the name recognition, popularity and discrete target customer segmentation of each major brand. For example, we introduced a sweater line under the Crossings brand and expanded it to include several of our other brands. We have also expanded into urban wear with the PNB Nation brand, dress sportswear with the licensing of the Andrew Fezza brand and high-end golf sportswear with the licensing of the PING brand.

         EXPAND LICENSING ACTIVITIES. Since acquiring Munsingwear in 1996, we have significantly expanded the licensing of our brands to third parties for various product categories. We believe that the acquisitions of the Perry Ellis, John Henry and Manhattan brands have provided and will provide further significant licensing opportunities. We have and are using these nationally recognized brands to expand our licensing activities, particularly with respect to product categories such as women's wear, and into historically underserved geographic areas, such as Europe and Asia. We are continually working with our licensees to strengthen their marketing efforts and thereby increasing our revenues.

BRANDS

         The key components of our brand strategy are to (a) provide consistent quality products, (b) distribute the brands in distinct channels of distribution and (c) reinforce and capitalize on the brand's image through new product development and image advertising. This strategy has enabled us to increase our customer base, license our brands to third parties and develop sub-brands.

         Nearly 79.0% of our products are sold under brands we own or license from third parties. We currently own six nationally recognized brands that we sell, which are Natural Issue, Munsingwear, Grand Slam, PNB Nation, John
Henry and Crossings. There have been over 40 sub-brands developed from these six major brands. We also distribute under license arrangements the PING and Andrew Fezza brands. Our depth of brand selection enables us to target consumers across a wide range of ages, incomes and ethnic groups. We also license all of these brands in addition to the licensing of Perry Ellis, Manhattan, and PING.

         NATURAL ISSUE. We developed the Natural Issue brand in 1988 to appeal to middle-income men who are 25-55 years old. The brand is now well established and we have positioned it to be associated with value and quality. Natural Issue products include shirts, sweaters, pants and shorts and are primarily sold in national chain stores, such as Kohl's, J.C. Penney and Mervyn's at retail price points ranging from $19.99 to $30.99.

         MUNSINGWEAR AND GRAND SLAM. We purchased the Munsingwear and Grand Slam brands along with their associated sub-brands in 1996 to appeal to the middle-income 30-70 year-old men who are sports enthusiasts. These well-known brands are identified by their signature penguin logo and have over 100 years of history. Munsingwear and Grand Slam products include golf shirts, vests, jackets, pants and shorts. The Munsingwear brand is primarily sold in sporting goods stores at retail price points ranging from $12.99 to $26.99. The Grand Slam brand is primarily sold in department stores such as Federated Department Stores and May's Department Stores at retail price points ranging from $24.99 to $39.99.

         Some of the successful sub-brands of the Munsingwear brand include the Munsingwear Lifestyle sub-brands for casual sportswear and the Munsingwear Golf and Slammer sub-brands for golf sportswear. These sub-brands are sold primarily to regional mass merchandisers such as Meijer at retail price points ranging from $18.99 to $24.99.

         We also offer golf sportswear under the Penguin Sports sub-brand, which is sold primarily to the chain stores. The retail price points of the Grand Slam Tour and Penguin Sport sub-brands are $24.99 to $39.99 and $23.99 to $29.95, respectively.

         CROSSINGS. We purchased the well-known Crossings sweater brand in 1997 in order to increase our product offerings to include sweaters and to appeal to middle-income 25-55 year-old men. We positioned the brand to be associated with value and quality and have expanded it to include shirts, shorts and pants. The Crossings brand is primarily sold to department stores such as Federated Department Stores, May's Department Stores and Saks, Inc. at retail price points ranging from $19.99 to $30.99.

         PING. We obtained a license for the prestigious PING golf brand in 1998 to appeal to high-income 25-50 year-old men who are status conscious. The license, which covers the world other than Japan, has an initial term expiring in December 2003 with the possibility of renewal depending on satisfactory performance of our obligations under the licensing agreement. The brand is a well-known and prestigious golf brand, which we positioned to be associated with the highest standard of quality in the golf business. Currently, we sell golf shirts, sweaters, pants, outerwear and hats under this brand. The brand is sold primarily in the golf shops and top-tier specialty stores at retail price points ranging from $50.00 to $105.00.

         ANDREW FEZZA. We obtained a license for the Andrew Fezza brand in 1998 to appeal to high-income 25-50 year-old men who enjoy shopping for designer clothes. The license covers the United States, its territories and possessions and has an initial term expiring in June 2003. We have an option to renew for an additional 5 years depending on satisfactory performance of our obligations under the licensing agreement. Andrew Fezza is a recognized living American designer who is actively involved with the design and marketing of the brand. We have positioned the brand to be associated with a classic European style at a moderate price. Andrew Fezza's products include shirts and pants. The Andrew Fezza brand is primarily sold to department stores such as May's Department Stores, Federated Department Stores and Saks Inc. at retail price points ranging from $25.99 to $34.99 for shirts, and $29.99 to $49.99 for pants.

         JOHN HENRY. We obtained a license for the John Henry brand in 1997 for dress sportswear to appeal to middle income 25-45 year old men. The brand is well known and is associated with quality and value. With the acquisition of the trademark in March 1999, we have expanded the product offerings to form a "dress casual collection". The John Henry brand is primarily sold to Sears Roebuck (both in the United States and Canada) and Mervyns at price points ranging from $20.00 to $38.00

         PNB NATION. We completed the purchase of the urban-oriented PNB Nation brand in 1999 to appeal to 15-30 year old men whose clothes are very important to their identities and who are into the urban culture, music and night life. PNB Nation's products include shirts, pants and outerwear. The brand is primarily sold in urban stores and sporting goods stores such as The Buckle, Pacific Sunwear and Dr. Jays at retail price points ranging from $14.99 to $34.99 for shirts and $39.99 to $79.99 for pants.

         CUBAVERA/registered trademark/. In 1999, we introduced the Cubavera line of clothing to appeal to the growing tropical and Latin influences on consumer's style and tastes. Cubavera is currently sold in major department stores such as Federated Department Stores and May's Department Stores, as well as specialty shops around the country. The Cubavera line currently sells at retail price points ranging from $29.99 to $39.99.

         PRIVATE LABEL. In addition to our sales of branded products, we sell products to retailers for marketing as private label, own-store lines. In fiscal 2000, we sold private label products to Wal-Mart, Kmart, J.C. Penney, Sears Roebuck, Meijer and Target Corp. Private label sales generally yield lower profit margins than comparable branded products, but can achieve increased sales volumes for us. Private label sales accounted for approximately 21.0%, 18.6% and 24.6% of net sales during fiscal 2000, 1999 and 1998 respectively.

         We have also recently announced that, beginning January 2001, we will be designing, sourcing and marketing the jeans wear collection under the Perry Ellis America brand.

PRODUCTS AND PRODUCT DESIGN

         We offer a broad line of high quality men's sportswear, including sport and dress shirts, golf sportswear, sweaters, urban wear and casual and dress pants and shorts. Substantially all our products are designed by our in-house staff utilizing our advanced computer-aided design technology. This technology enables us to produce computer-generated simulated samples that display how a particular style will look in a given color and fabric. These samples can be printed on paper or directly onto fabric to more accurately present the colors and patterns to a potential retailer. In addition, we can quickly alter the simulated sample in response to retailer comments, such as a request to change the colors, print layout, collar style and trimming, pocket details and/or placket treatments. The use of computer-aided design technology minimizes the time-consuming and costly need to produce actual sewn samples prior to retailer approval and allows us to create custom-designed products meeting the specific needs of a retailer.

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

         Our products include:

         SHIRTS. We offer a broad line of sport shirts, which include cotton and cotton-blend printed and plain knit shirts, cotton woven shirts, silk, cotton and rayon printed button front sport shirts, linen sport shirts, golf shirts, and embroidered cotton shirts. Our shirt line also includes dress shirts, brushed twill shirts, jacquard knits and yarn-dyed flannels. In addition, we are also the leading distributor in the United States of Guayabera and the newly designed Cubavera shirts. We market shirts under a number of our own brands as well as the private labels of our retailers. Our shirts are produced in a wide range of men's sizes, including sizes for the big and tall men's market. Sales of shirts accounted for approximately 78%, 82% and 83% of our net sales during fiscal 2000, 1999, and 1998, respectively.

         PANTS. Our pants lines include a variety of styles of wool, wool-blend, linen and poly/rayon dress pants, casual pants in cotton and poly/cotton and linen/cotton walking shorts. We offer our pants in a wide range of men's sizes and generally market them as complementary to our shirt lines. Sales of pants accounted for approximately 16%, 11% and 11% of our net sales during fiscal 2000, 1999 and 1998, respectively.

         OTHER PRODUCTS. The majority of the other products we sell are sweaters, which accounted for approximately 5% of net sales during fiscal 2000 and 4% during fiscal 1999. We began to offer sweaters when we purchased the Crossings brand in 1997 and recently introduced a line of sweaters under our other brands. Sales of other products (including sweaters) accounted for approximately 6%, 7% and 7% of net sales during each of fiscal years 2000, 1999 and 1998, respectively.

MARKETING AND DISTRIBUTION

         We market our apparel products to retailers principally through the direct efforts of an in-house sales staff and independent commissioned sales representatives who work exclusively for us. These in-house employees and commissioned sales representatives accounted for approximately 84.0% of net sales for fiscal 2000. To supplement our sales efforts, we also use other non-exclusive independent commissioned sales representatives, who generally market other product lines as well as ours, attend major industry trade shows and tele-market our products to specialty retailers. We also advertise to retailers through print advertisements in a variety of trade magazines and newspapers. In order to promote our men's sportswear at the retail level, we conduct cooperative advertising in print and broadcast media in which our products are featured by various retailers in their advertisements and the cost of the advertisements is shared with the retailers. We also conduct various in-store marketing activities with our retailers, such as placing displays of our product line with an emphasis on related and coordinated clothing in highly visible locations and offering promotions geared to holidays such as Christmas and Father's Day. We started direct consumer advertising in select markets featuring the Perry Ellis, Natural Issue, John Henry, Grand Slam and Munsingwear brand names through the placement of highly visible billboards, sponsorships, and special event advertising. We also established Web sites featuring our brands.

         The following table sets forth the principal brand names for our product categories at different levels of retail distribution:

---------------------------------------------------------------------------------------------
RETAIL DISTRIBUTION                      DRESS          JEANS       YOUNG
       LEVEL             CASUAL         CASUAL           WEAR       MENS         GOLF
---------------------------------------------------------------------------------------------
Department Store     Crossings       Andrew Fezza     Perry Ellis   PNB      PING Collection
                     Cubavera        Perry Ellis (1)  America       Nation   Grand Slam
                     Havana Shirt
                     Co.

Chain Stores         Natural Issue   John Henry (2)                          Penguin Sport

Mass Market          Munsingwear     Manhattan (2)                           Munsingwear

Green Grass(3)                                                               PING Collection

---------------------------------------------------------------------------------------------

(1)      We are primarily a licensor for the Perry Ellis brand in the dress sportswear category.
(2)      We are the seller, licensor and wholesaler of the John Henry brand. We are the licensor of the Manhattan brand in the dress shirt category.
(3)      This includes high end specialty golf shops and resorts.

         We believe that the Perry Ellis, John Henry and Manhattan acquisitions provided us with additional nationally recognized brands, which we have been able to leverage into additional sub-brands, geographic areas and distribution channels.

         We believe that customer service is a key factor in successfully marketing our apparel products and seek to provide retailers with a high level of customer service. We coordinate efforts with retailers to develop products meeting their specific needs using our design expertise and computer-aided design technology to offer custom-designed products and utilizing our sourcing capabilities to produce and deliver products on a timely basis.

         Our in-house sales staff is responsible for retailer follow-up and support including monitoring prompt order fulfillment and timely delivery. We utilize an Electronic Data Interchange ("EDI") system for certain retailers in order to provide advance-shipping notices, process orders and conduct billing operations. In addition, certain retailers use the EDI system to communicate their weekly inventory requirements per store to us electronically. We then fill those orders either by shipping directly to the individual stores or by sending shipments, individually packaged and bar coded by store, to a retailer centralized distribution center.

SOURCES OF SUPPLY

         We currently use independent contract foreign manufacturers to produce all of our products. We have 84 suppliers from countries in the Far East and other parts of Asia and 31 suppliers from Mexico and from countries in Central America. We believe that the use of numerous independent suppliers allows us to maximize production flexibility while avoiding significant capital expenditures and the costs of maintaining and operating production facilities.

         We maintain offices in Beijing, Guangzhou, Seoul, Taipei and Mexico City. We also operate through independent agents based in Thailand, Hong Kong, Pakistan, Korea, Turkey, Indonesia, India, and Sri Lanka to source our products in the Far East and monitor production at contract manufacturing facilities in order to ensure quality control and timely delivery. Similar functions with respect to our Central American suppliers are performed by our personnel based in our Miami, Florida and Mexico

City offices. We conduct periodic inspections of samples of each product prior to cutting by contractors, during the manufacturing process and prior to shipment. We also have full-time quality assurance inspectors in the Dominican Republic, Honduras, El Salvador, Guatemala and each of our overseas offices. Finished goods are generally shipped to our Miami, Florida facility for repackaging and distribution to customers. Our return policy permits customers to return any defective products for credit. Returns were not material in any of the last three fiscal years.

         In order to assist with timely delivery of finished goods, we function as our own customs broker. We prepare our own customs documentation and arrange for any inspections or other clearance procedures with the United States Customs Service. We are a member of the United States Customs Automated Interface program. This membership permits us to clear our goods through United States Customs electronically and generally reduces the necessary clearance time to a matter of hours rather than days.

LICENSING OPERATIONS

         For the past five years, we have been actively licensing the brands we own. The licensing of our brands to third parties for various product categories is one of our strategies. The licensing of our brands enhances their image by widening the range and distribution of these products without requiring us to make significant capital investments or incur significant operating expenses. As a result of this strategy, we have gained significant experience in identifying potential licensing opportunities and have established relationships with many active licensees.

         We are currently the licensor of over 100 license agreements for various products including sportswear, outerwear, underwear, active wear, women's sportswear, fragrances and loungewear. Our sales of licensed products by our licensees were approximately $485.0 million, $79.0 million and $74.0 million in fiscal 2000, 1999 and 1998, respectively. We received royalties from these sales of approximately $22.8 million, $3.1 million and $4.0 million in fiscal 2000, 1999 and 1998, respectively. Nearly all of the increase experienced in fiscal 2000 was due to the recent acquisition of the Perry Ellis, John Henry and Manhattan brands.

         We consummated the Perry Ellis acquisition in April 2000. Perry Ellis International, Inc., a New York corporation ("PEI"), was a privately held company, which owned and licensed the Perry Ellis brand, one of the top selling brands in department stores in the United States. PEI was the licensor under 40 license agreements, primarily for various categories of men's wear, boys' wear and fragrances. We are now the licensor under 45 agreements for the Perry Ellis brand. The purchase of the Perry Ellis brand gives us a widely recognized brand in the market and is our premier brand.

         Perry Ellis, who was an internationally-known American designer, positioned his brand to be associated with quality, value and innovative designs and to appeal to high-income, status-conscious, 25-50 year-old men. The brand is currently one of the largest selling brands in department stores such as Federated Department Stores, Saks, Inc. and May's Department Stores at retail price points ranging from $39.99 to $99.99 for dress shirts.

         We have capitalized on Perry Ellis's image as a premier brand by licensing the product in categories in which we did not have a large presence, such as women's wear and men's accessories.

We plan to apply the elements of our brand strategy to the Perry Ellis brand in order to strengthen it.

         Although the Perry Ellis brand has international recognition, we still perceive the brand to be underperforming in international markets such as Europe and Asia. We anticipate licensing the product into these underperforming international markets. We believe that our brand and licensing experience will enable us to capitalize on these international opportunities.

         The Manhattan brand has a history in excess of over 100 years. The brand appeals to 25-65 year-old men and is a popular dress shirt at Wal-Mart and other mass merchandisers such as Meijer. It also has a strong presence in Asia and Latin America. The brand has been positioned to be associated with value at a moderate price.

         To maintain a brand's image, we closely monitor our licensees and approve all products licensed. In evaluating a potential license, we consider the experience, financial stability, manufacturing performance and marketing ability of the proposed licensee. We also evaluate the marketability of the proposed products and the compatibility of the proposed products with our other products. We regularly monitor product design, development, merchandising and marketing, and we schedule meetings throughout the year with licensees to ensure quality, uniformity and consistency with our overall marketing, merchandising and design strategies. We must approve in advance all of our licensees' products, advertising, promotional and packaging materials.

         As part of our licensing strategy, we work with our licensees to further enhance the products, images and sales. We offer licensees marketing support and our relationship with retailers to help them become more profitable.

         Our license agreements generally extend for a period of three to five years with options to renew prior to expiration for an additional multi-year period. The typical agreement requires that the licensee pay us the greater of a royalty based on a percentage of the licensee's net sales of the licensed products or a guaranteed minimum royalty that typically increases over the term of the agreement. Generally, licensees are required to spend a percentage of the net sales of licensed products for advertising and promotion of the licensed products.

CUSTOMERS

         We sell merchandise to a broad spectrum of retailers, including chain stores, department stores, mass merchandisers and specialty stores. Our largest customers include Target Corp, Wal-Mart, J.C. Penney, Federated Department Stores, Sears Roebuck, and Kohl's. Net sales to our five largest customers aggregated approximately 49%, 48% and 47% of net sales in fiscal 2000, 1999 and 1998, respectively. For fiscal 2000, sales to Target Corp. accounted for approximately 14% of net sales. For fiscal 1999, sales to Target Corp accounted for approximately 15% and to Federated Department Stores accounted for approximately 10% of net sales. For fiscal 1998, sales to Target Corp. and to Sears Roebuck accounted for approximately 12% and 11% of net sales, respectively. No other single customer accounted for more than 10% of net sales during such fiscal years.

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

         We generally receive orders from our retailers approximately five to seven months prior to shipment. For approximately 80.0% of our sales, we have orders from our retailers before we place orders with our suppliers. A summary of the order and delivery cycle for our 4 primary selling seasons is illustrated below:

     Merchandise Season              Advance Order Period           Delivery Period to Retailers
-----------------------------    -----------------------------    ----------------------------------
           Spring                       June to August                    January to March
           Summer                     August to October                     April and May
            Fall                     November to January                  July to September
          Holiday                     February to March                 October and November

         Sales and receivables are recorded when inventory is shipped, with payment terms generally 30 to 60 days from the date of shipment. At February 28, 2000 our backlog of orders for our products, all of which are expected to be shipped prior to December 2000 was approximately $150.0 million, compared to approximately $120.0 million at February 28, 1999.

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

         The level of competition and the nature of our competitors varies by product segment with low-margin, mass-market manufacturers being our main competitors in the less expensive segment of the market and American and foreign designers and licensors competing with us in the more upscale segment of the market. We believe that our continued dedication to customer service, product assortment and quality control, as well as our aggressive pursuit of licensing and acquisition opportunities, directly address the competitive factors in all market segments. We have been able to compete successfully, but there can be no guarantee that we will continue to be able to do so in the future.

TRADEMARKS

         Most of our material trademarks are registered with the United States Patent and Trademark office. We may be subject to claims and suits against us, as well as the initiator of claims and suits against others, in the ordinary course of our business, including claims arising from the use of our trademarks. There are no challenges pending to our right to use any of our trademarks in the United States. We do not believe that the resolution of any pending claims will have a material adverse affect on our business, financial condition, results of operations or cash flows.

EMPLOYEES

         We employed approximately 440 persons as of January 31, 2000. None of our employees are subject to collective bargaining agreements, and we believe that our employee relations are satisfactory.

ITEM 2.  PROPERTIES

         Our administrative offices, warehouse and distribution facility are located in a 240,000 square foot leased facility in Miami, Florida, which was built to our specifications and was completed in 1997. The facility is occupied pursuant to a synthetic lease, which has an initial term expiring in 2003, minimum annual rental payment of approximately $1.3 million and a minimum contingent rental payment of $12.3 million if we do not renew the synthetic lease after the initial 5-year term. In March 1998 and March 2000, for purposes of potential future expansion, we purchased certain land adjacent to our facility from non-affiliated third parties for approximately $1.5 million.

         We occupy two locations in New York City under leases which expire in December 2007 and April 2004. The locations are used for offices and showrooms and comprise 26,000 square feet.

         In order to monitor Far East production of our respective products, we maintain an office in each of Guangzhou and Mexico City and also lease offices jointly with Carfel, Inc. ("Carfel"), a privately-held corporation controlled by George Feldenkreis, our Chairman of the Board, in Beijing and Taipei.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)   Market Information

         Our Common Stock has been listed for trading on the Nasdaq National Market under the symbol "PERY" since June 1999. Prior to that date, the trading symbol was "SUPI" under our former name Supreme International Corporation. The following table sets forth, for the fiscal quarters indicated, the range of high and low closing bid prices per share of common stock as reported by the Nasdaq National Market. Such quotations represent inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

FISCAL 1999                  HIGH             LOW
-----------                  ----             ---
First Quarter               $16.38           $10.38
Second Quarter               17.63            15.13
Third Quarter                17.63             7.50
Fourth Quarter               16.00             9.63

FISCAL 2000
-----------
First Quarter               $14.75           $ 8.69
Second Quarter               14.50             8.75
Third Quarter                13.25            10.25
Fourth Quarter               12.75            10.63

(b)   Holders

         As of April 13, 2000, there were approximately 52 shareholders of record of our common stock. We believe the number of beneficial owners of our Common Stock is in excess of 1,100.

(c)   Dividends

         We have not paid any cash dividends since our inception and do not contemplate doing so in the near future. Payment of cash dividends is prohibited under the revolving and term credit agreement as well as the senior subordinated notes. See Notes 12 and 13 to the consolidated financial statements of the Company included in Item 8 of this Report. Any future decision as to payment of cash dividends will depend on our earnings and financial position and such other factors as our Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

                    SUMMARY HISTORICAL FINANCIAL INFORMATION
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

              The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of the Company and related Notes thereto included in Item 8 of this Report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain amounts in prior fiscal years have been reclassified to conform to the 2000 presentation.

                                                         FISCAL YEAR ENDED JANUARY 31,
                                ----------------------------------------------------------------------------
                                      1996           1997           1998           1999          2000
                                ----------------------------------------------------------------------------
                                                      (in thousands, except per share amounts)
STATEMENT OF INCOME DATA:
Net sales                           $121,839         $157,373      $190,689     $221,347      $229,549
Net royalty income                       759            1,654         4,032        3,057        22,840
                                ----------------------------------------------------------------------------
Total revenues                       122,598          159,027       194,721      224,404       252,389
Cost of sales                         92,145          122,046       145,991      166,198       171,413
                                ----------------------------------------------------------------------------
Gross profit                          30,453           36,981        48,730       58,206        80,976

Selling, general and
     administrative
     expenses                         20,395           24,729        34,137       39,478        44,480
Depreciation and
     amortization                        725            1,147         1,748        2,161         5,181
                                ----------------------------------------------------------------------------
Operating income                       9,333           11,105        12,845       16,567        31,315
Interest expense                       2,224            1,664         2,782        3,494        13,905
                                ----------------------------------------------------------------------------
Income before income taxes             7,109            9,441        10,063       13,073        17,410
Income taxes                           2,685            3,597         2,885        4,491         6,530
                                ----------------------------------------------------------------------------
Net Income                          $  4,424         $  5,844      $  7,178     $  8,582      $ 10,880
                                ============================================================================

Net income per share:
      Basic                            $0.76            $0.89         $1.10        $1.29         $1.62
      Diluted                          $0.75            $0.89         $1.08        $1.27         $1.59

Weighted average number of
 shares outstanding (000's)
      Basic                            5,800            6,534         6,541        6,674         6,726
      Diluted                          5,874            6,595         6,666        6,770         6,857

OTHER FINANCIAL DATA AND
RATIOS:
EBITDA (a)                            10,058           12,252        14,593       18,728        36,496
Capital expenditures                   1,309            1,058         3,828        4,005         2,332
Ratio of earnings to fixed
charges (b)                              3.8x             5.7x          4.1x         4.2x          2.2x


BALANCE SHEET DATA:
Working capital                       47,760           23,575        66,166       71,300        68,339
Total assets                          53,735           88,158       101,650      108,958       222,148
Total debt (c)                         6,968           31,949        39,658       33,511       128,270
Total stockholders' equity            43,833           47,775        55,155       64,946        75,989

a) EBITDA represents net income before taking into considerations interest expense, income tax expense, depreciation expense, and amortization expense. EBITDA is not a measurement of financial performance under generally accepted accounting principles and does not represent cash flow from operations. Accordingly, do not regard this figure as an alternative to cash flows as a measure of liquidity. We believe that EBITDA is widely used by analysts, investors and other interested parties in our industry but is not necessarily comparable with similarly titled measures for other companies. See "Statements of Cash Flows" in our consolidated financial statements.

b) For purposes of computing this ratio, earnings consist of earnings before income taxes and fixed charges. Fixed charges consist of interest expense, amortization of deferred debt issuance costs and the portion of rental expense of the Lease deemed representative of the interest factor.

c) Total Debt includes balances outstanding under credit facilities, long-term debt and current portion of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a leading designer and marketer of a broad line of high quality men's sportswear, including sport and dress shirts, golf sportswear, sweaters, urban wear and casual and dress pants to all levels of distribution. We have built a broad portfolio through selective acquisitions and the establishment of our own brands over our 33-year operating history. We are currently one of the five top branded suppliers to department stores in the knit and woven shirt product categories. We use over 115 independent suppliers, mostly located in the Far East, other parts of Asia, Mexico, and Central America.

         We own or license the brand names under which most of its products are sold. These brand names include Crossings, Natural Issue, Cubavera and Havana Shirt Co. for casual sportswear; Perry Ellis, John Henry and Manhattan for dress casual wear; Perry Ellis and Andrew Fezza for dress sportswear; PING and Munsingwear for golf sportswear; PNB Nation for urban wear; and Perry Ellis America and Revival for jeans wear. We market our brands to a wide range of segments, targeted at consumers in specific age, income and ethnic groups. Currently, products are predominantly produced for the men's segment of the apparel industry, in which fashion trends tend to be less volatile than in other segments. We signed a license agreement with Kellwood Company for women's wear in the fall of 1999 for shipment of product initially during the summer of 2000. The percentage of our revenues from branded products increased to 79% in fiscal 2000 from 71% in fiscal 1997.

         We also license brands to third parties for the manufacture and marketing of various products which we do not sell, including underwear, active wear, loungewear, outerwear, women's wear and fragrances. In addition to generating additional sources of revenue for us, these licensing arrangements raise overall awareness of our brands.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected items in our consolidated statements of income expressed as a percentage of total revenues:

                                                        FISCAL YEAR ENDED JANUARY 31,

                                                   1998             1999              2000
Net Sales                                           97.9%            98.6%             91.0%
Royalty Income                                       2.1%             1.4%              9.0%
                                             -------------    -------------     -------------
Total Revenues                                     100.0%           100.0%            100.0%

Cost of Sales                                       75.0%            74.1%             67.9%

Gross Profit                                        25.0%            25.9%             32.1%
Selling, general and administrative
   expenses                                         17.5%            17.6%             17.6%
Depreciation and amortization                        0.9%             0.9%              2.1%
                                             -------------    -------------     -------------
Operating Income                                     6.6%             7.4%             12.4%
Interest Expense                                     1.4%             1.6%              5.5%
                                             -------------    -------------     -------------
Income before income taxes                           5.2%             5.8%              6.9%
Income tax provision                                 1.5%             2.0%              2.6%
                                             -------------    -------------     -------------
Net Income                                           3.7%             3.8%              4.3%
                                             =============    =============     =============

FISCAL 2000 AS COMPARED TO FISCAL 1999

         TOTAL REVENUES. Total revenues consist of net sales and royalty income. Total revenue grew $28.0 million or 12.5% to $252.4 million in fiscal 2000 from $224.4 million in fiscal 1999 as a result of internal growth and the acquisitions of Perry Ellis International, Inc. and the John Henry and Manhattan trademarks.

         NET SALES. Net sales increased $8.2 million or 3.7% to $229.5 million in fiscal 2000 from $221.3 million in fiscal 1999 as private label products grew to represent nearly 21.0% of net sales in fiscal 2000 compared to 18.0% of net sales in fiscal 1999. Within branded products, the increase in net sales was primarily the result of the sales growth in the John Henry, Crossings, PING, Andrew Fezza and PNB Nation brands. We introduced the Andrew Fezza, PNB Nations and the PING brands during fiscal 1999. The increases in net sales in fiscal 1999 were slightly offset by declines in net sales of our other branded product.

         ROYALTY INCOME. Royalty income was $22.8 million for fiscal 2000 compared to $3.1 million for fiscal 1998. The increase of $19.8 million was primarily the result of the acquisitions of the Perry Ellis, John Henry and Manhattan brands in early 1999.

         COST OF SALES. Cost of sales for fiscal 2000 was $171.4 million or 67.9% of total revenue as compared to $166.2 million or 74.1% of total revenue for fiscal 1999. The cost of sales as a percentage of net sales for fiscal 2000 was 74.7% as compared to 75.1% for fiscal 1999 as a result of increased sales in certain branded product. The decrease in the cost of sales as a percentage of total revenues is a result of the increase in royalty income, which reflects no cost of sales. Gross profit was $81.0 million or 32.1% of total revenue for fiscal 2000 as compared to $58.2 million or 25.9% of total revenue in fiscal 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 2000 were $44.5 million or 17.6% of total revenue as compared to $39.5 million or 17.6% of total revenue for fiscal 1999. The increase is primarily attributable to payroll and advertising related costs associated with the Perry Ellis, John Henry and Manhattan acquisitions.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expense for fiscal 2000 was $5.2 million or 2.1% of total revenues, as compared to $2.2 million or 0.9% of total revenues for fiscal 1999. The increase is principally the result of the additional amortization of the intangible assets acquired in connection with the Perry Ellis, John Henry and Manhattan acquisitions.

         INTEREST EXPENSE. Interest expense for fiscal 2000 was $13.9 million as compared to $3.5 million for fiscal 1999. The increase was the result of additional indebtedness incurred as a result of the Perry Ellis, John Henry and Manhattan acquisitions.

         INCOME TAXES. Income taxes during fiscal 2000 had a statutory tax rate of 37.5% compared to 34.4% in fiscal 1999. The prior year's tax rate was lower than normal as it reflected an adjustment for overpayments made in prior years.

         NET INCOME. Net income for fiscal 2000 increased $2.3 million or 26.8% to $10.9 million or 4.3% of total revenue from $8.6 million or 3.8% of total revenue for fiscal 1999 as a result of the items discussed above.

FISCAL 1999 AS COMPARED TO FISCAL 1998

         TOTAL REVENUES. Total revenues consist of net sales and royalty income. Total revenue grew $29.7 million or 15.2% to $224.4 million in fiscal 1999 from $194.7 million in fiscal 1998 as a result of internal growth.

         NET SALES. Net sales increased $30.6 million or 16.1% to $221.3 million in fiscal 1999 from $190.7 million in fiscal 1998 as branded products grew to represent nearly 81% of net sales in fiscal 1999 compared to 75% of net sales in fiscal 1998. Within branded products, the increase in net sales was primarily the result of the sales growth in the Munsingwear brand, where net sales increased by $23.6 million to approximately $66.0 million in fiscal 1999. In addition, net sales of the Natural Issue brand increased by approximately $10.2 million to $76.2 million in fiscal 1999. In the portfolio of other branded products, the John Henry brand also experienced an increase in net sales. We introduced the Andrew Fezza, PNB Nation and Ping brands during fiscal 1999.

They also contributed to the increase in net sales. The increases in net sales in fiscal 1999 were slightly offset by declines in net sales of our other branded and private label products.

         ROYALTY INCOME. Royalty income was $3.1 million for fiscal 1999 compared to $4.0 million for fiscal 1998. The decline of $0.9 million was primarily due to our relationship with one customer, which shifted from primarily a licensee basis to primarily a sales basis. Net sales to this customer increased by $7.0 million to $11.5 million in fiscal 1999.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 1999 were $39.5 million or 17.6% of total revenue as compared to $34.1 million or 17.5% of total revenue for fiscal 1998. The increase is primarily attributed to costs associated with the license acquisitions and the $0.7 million in costs associated with the increase in temporary personnel hired in connection with our new inventory management system. The costs associated with the license acquisitions are primarily related to payroll and advertising.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for fiscal year 1999 were $2.2 million compared to $1.7 million for fiscal 1998.

         INTEREST EXPENSE. Interest expense for fiscal 1999 was $3.5 million as compared to $2.8 million in fiscal 1998. The increase was the result of additional indebtedness incurred to support the increase in working capital requirements during the fiscal year particularly in the third quarter.

         INCOME TAXES. Income taxes during fiscal 1999 had an effective tax rate of 34.4% compared to 28.7% in fiscal 1998. The prior year tax rate was lower than normal as we adjusted our provision for overpayments in fiscal 1997.

         NET INCOME. Net income for fiscal 1999 increased $1.4 million or 19.6% to $8.6 million or 3.8% of total revenue from $7.2 million or 3.7% of total revenue for fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         We rely primarily upon cash flow from operations and borrowings under our senior credit agreement to finance operations and expansion. Cash provided by operating activities was $14.0 million in fiscal 2000, and $14.3 million in fiscal 1999, compared to a usage of cash of $3.1 million in 1998. The cash generated from operations has primarily come from net income and from non-cash depreciation and amortization. In fiscal year 2000, cash provided by operations included increases of $4.2 million of accrued interest payable on the newly issued subordinated notes offset by increases in accounts receivable of $6.7 million, commensurate with increased sales activity in the fourth quarter, and increases in inventory balances of $3.0 million, reflective of anticipated increased future order activity.

         Net cash used in investing activities was $104.1 million in fiscal 2000, the majority of which was used for Perry Ellis, John Henry and Manhattan acquisitions. Net cash used in investing activities for fiscal 1999 was $10.2 million, of which $6.0 million related to the deposits for these acquisitions.

         Net cash provided by financing activities for fiscal 2000 totaled $90.1 million, which primarily came from the $100.0 million senior subordinated notes offering used to consummate the Perry Ellis, John Henry and Manhattan acquisitions. Net cash used in financing activities for fiscal 1999 totaled $4.9 million, which was primarily due to overall reductions in borrowings on the credit facility.

         We have a $90.0 million credit facility with a group of banks consisting of a revolving credit facility of up to an aggregate principal amount of $75.0 million and a term loan in the aggregate amount of $15.0 million ("Senior Credit Facility"). Borrowings pursuant to the revolving credit facility are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to 85.0% of eligible receivables plus 60.0% of eligible inventories, as defined. Interest on revolving borrowings is variable, as a function of total debt to EBITDA, upon either LIBOR plus 1.75%, or the agent brokers' prime rate. Interest on the term loan is 25 basis points higher than on the revolving credit facility. The Senior Credit Facility contains certain covenants which requires us to maintain certain financial ratios and a minimum net worth and which restricts the payment of dividends. The Senior Credit Facility is secured by all of our assets. The outstanding balance of our Senior Credit Facility was $29.3 million on January 31, 2000. The Senior Credit Facility expires in October 2002.

         We also maintain two letters of credit facilities totaling $52.0 million. Each letter of credit is secured by the consignment of merchandise in transit under that letter of credit. As of January 31, 2000, there was $18.7 million available under these facilities.

         Capital expenditures for fiscal 2000 totaled $2.3 million and consisted primarily of software costs and purchases of equipment. Capital expenditures of $4.0 million for fiscal 1999 were principally associated with the new distribution and office facility.

         Our products have historically been geared toward lighter-weight products generally worn during the spring and summer months, which caused disproportionately higher revenues typically to be realized during the first quarter of each fiscal year. This seasonality has been somewhat reduced with the introduction of fall, winter and holiday merchandise. Our business is currently more affected by the variations in retail buying patterns than the seasons of the year.

         Management believes that the combination of the borrowing availability under the Senior Credit Facility, and funds anticipated to be generated from operating activities will be sufficient to meet our operating and capital needs in the foreseeable future.

EFFECTS OF INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

         We do not believe that inflation has significantly affected our results of operations.

         Our purchases from foreign suppliers are made in U.S. dollars. Accordingly, we have not, to date, been materially adversely affected by foreign currency fluctuations.

NEW ACCOUNTING PRONOUNCEMENTS

         NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal year beginning after June 15, 2000. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the Company's financial statements.

FORWARD LOOKING STATEMENTS

         Except for the historical information contained herein, this Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve a number of risks and uncertainties, including the risks described elsewhere in this report and detailed from time to time in the Company's filings with the Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our market risk is limited to fluctuations in interest rates as it pertains to our borrowings under the Senior Credit Facility. As of January 31, 2000, the interest rate on borrowings under the long-term debt was 8.25%. If the interest rate on the past year's average borrowing amounts under the Senior Credit Facility fluctuated by 25 basis points, our interest expense would increase and income before income taxes would decrease by $90,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on our borrowing cost under the Senior Credit Facility without consideration of other factors such as actions management might take to manage this cost with respect to its exposure to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See pages F-1 through F-21 appearing at the end of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers and regarding compliance with Section 16 of the Securities Exchange Act of 1934 required by this item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated by reference to the Company's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated by reference to the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated by reference to the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated by reference to the Company's Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      Documents filed as part of this report

                  (1)      Consolidated Financial Statements.

                           The following Consolidated Financial Statements of Perry Ellis International, Inc. and subsidiaries are included in Part II, Item 8:

                                                                            Page

                           Independent Auditors' Report                      F-2

                           Consolidated Balance Sheets as of January 31,
                                2000 and 1999                                F-3
                           Consolidated Statements of Income for each of
                                the three years in the period ended
                                January 31, 2000                             F-4
                           Consolidated Statements of Changes in
                                Stockholders' Equity for each of the three
                                years in the period ended January 31, 2000   F-5
                           Consolidated Statements of Cash Flows for each
                                of the three years in the period ended
                                January 31, 2000                             F-6
                           Notes to Consolidated Financial Statements        F-7

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

                  (3)      Exhibits

EXHIBIT
   NO.                              DESCRIPTION OF EXHIBIT
--------                            ----------------------
 3.1       Registrant's Amended and Restated Articles of Incorporation (1)
 3.2       Registrant's Amended and Restated Bylaws (1)
 4.1       Form of Common Stock Certificate (1)
 4.2 Indenture dated April 6, 1999 between the Company and State Street Bank and Trust Company as amended (6)
 4.4 Purchase Agreement dated March 31, 1999 by and among the Company and the Initial Purchasers (6)
 4.5       Specimen Forms of 12 1/4% Senior Subordinated Notes Due 2006 (6)
10.3 Form of Indemnification Agreement between the Registrant and each of the Registrant's Directors and Officers (1)
10.6 Business Lease dated October 4, 1990, between George Feldenkreis and the Registrant relating to warehouse facilities (1)
10.7 Business Lease dated May 1, 1990, between George Feldenkreis and the Registrant relating to warehouse facilities (1)
10.9       1993 Stock Option Plan (1)(2)
10.10      Directors Stock Option (1)(2)
10.15 Loan and Security Agreement dated as of October 5, 1994, between the Registrant and NationsBank
10.16 First Amendment to Loan and Security Agreement dated as of August 19, 1995, between the Registrant and NationsBank of Georgia N.A. (4)
10.17 Amendment to Business Lease between George Feldenkreis and the Registrant relating to office facilities (4)
10.18 Revocable Credit Facility Agreement dated May 26, 1995 between the Registrant and Hamilton Bank, N.A. (4)
10.19 Revolving Line of Credit Agreement dated June 23, 1995 between the Registrant and Ocean Bank (4)
10.20      Profit Sharing Plan (2)(4)
10.21 Amended and Restated Employment Agreement between the Registrant and George Feldenkreis (2)(4)
10.22 Amended and Restated Employment Agreement between the Registrant and Oscar Feldenkreis (2)(4)
10.23 Business Lease dated December 26, 1995 between George Feldenkreis and the Registrant relating to office facilities(5)
10.24 Lease Agreement [Land] dated as of August 28, 1997 between SUP Joint Venture, as Lessor and Registrant, as Lessee (6)
10.25 Lease Agreement [Building] dated as of August 28, 1997 between SUP Joint Venture, as Lessor and Registrant, as Lessee (6)
10.26 Amended and Restated Loan and Security Agreement dated as of March 31, 1998 (6)
10.27 Amendment to Amend and Restated Loan and Security Agreement dated as of August 1, 1998 (7)
10.28 Purchase and Sale Agreement dated as of December 28, 1998 among Salant Corportion, Frost Bros. Enterprises, Inc. Maquiladora Sur, S.A. de C.V. and the Company (the "Salant Purchase Sale Agreement")
           (7)
10.29 First Amendment to the Salant Purchase and Sale Agreement dated as of February 24, 1999 (7)
10.30 Amended and Restated Loan and Security Agreement dated as of March 26, 1999 (7)
10.31 Inventory Purchase Agreement dated March 12, 1999 between the Company and Phillips-Van Heusen Corporation (7)
10.32 Stock Purchase Agreement dated as of January 28, 1999 by and among the Company and Christopher C. Angell, Barbara Gallagher and Morgan Guaranty Trust Company of New York, as Trustees of the PEI Trust created under Par. E. of Article 3 of the Agreement dated November 19, 1985, as amended January 27, 1986 (the "Perry Ellis Purchase and Sale Agreement") (8)
10.33 First Amendment to the Perry Ellis Purchase and Sale Agreement dated as of March 31, 1999 (8)
10.34      Employment agreement between Allan Zwerner and the Company (2)(6)
10.35      Employment agreement between Neil S. Nackman and the Company (2)(6)
12.1       Computation of Ratio of Earnings to Fixed Charges (9)
22.1       Subsidiaries of Registrant (3)
23.2       Consent of Deloitte & Touche LLP (9)
27.1       Financial Data Schedule (SEC use only) (9)

----------
(1) Previously filed as an Exhibit of the same number to Registrant's Registration Statement on Form S -1 (File No. 33-60750) and incorporated herein by reference.
(2)      Management Contract or Compensation Plan.

(3) Previously filed as an Exhibit of the same number to Registrant's Annual Report on Form 10-K for the year ended January 31, 1995 and incorporated herein by reference.
(4) Previously files as an Exhibit of the same number to Registrant's Registration Statement on Form S-1 (File No. 33-96304) and incorporated herein by reference.
(5) Previously filed as an Exhibit of the same number to Registrant's Annual Report on Form 10-K for the year ended January 31, 1996 and incorporated herein by reference.
(6) Previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 (File No. 33-78427) and incorporated herein by reference.
(7) Previously filed as an Exhibit to Registrant's Current Report on Form 8-K dated March 29, 1999 as amended and incorporated herein by reference.
(8) Previously filed as an Exhibit to Registrant's Current Report on Form 8-K dated April 6, 1999 as amended and incorporated herein by reference.
(9)      Filed herewith.

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

                                         PERRY ELLIS INTERNATIONAL, INC.

                                         BY: /s/  GEORGE FELDENKREIS
                                             ----------------------------
                                             George Feldenkreis
                                              Chairman of the Board and
                                              Chief Executive Officer

Dated:   April 24, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their capacities and on the date indicated:

    NAME AND SIGNATURE                   TITLE                         DATE
    ------------------                   -----                         ----
/S/  GEORGE FELDENKREIS          Chairman of the Board and        April 24, 2000
---------------------------      Chief Executive Officer
         George Feldenkreis

/S/  OSCAR FELDENKREIS           President, Chief Operating       April 24, 2000
---------------------------      Officer and Director
         Oscar Feldenkreis

/S/ RON KAPLOVE                  Controller                       April 24, 2000
---------------------------
         RON KAPLOVE

/S/  NEAL S. NACKMAN             Chief Financial Officer and      April 24, 2000
---------------------------      Principal Accounting Officer
         Neal S. Nackman

/S/  ALLAN ZWERNER               President of Licensing           April 24, 2000
---------------------------      and Director
         Allan Zwerner

/S/  RONALD BUCH                 Director                         April 24, 2000
---------------------------
         Ronald Buch

/S/  GARY DIX                    Director                         April 24, 2000
---------------------------
         Gary Dix

/S/  SALOMON HANONO              Director                         April 24, 2000
---------------------------
         Salomon Hanono

/S/  JOSEPH P. LACHER            Director                         April 24, 2000
---------------------------
         Joseph P. Lacher

/S/  RICHARD MCEWEN              Director                         April 24, 2000
---------------------------
         Richard McEwen

/S/  LEONARD MILLER              Director                         April 24, 2000
---------------------------
         Leonard Miller

                          INDEX TO FINANCIAL STATEMENTS

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

Independent Auditors' Report                                                F-2
Consolidated Balance Sheets as of January 2000 and 1999                     F-3
Consolidated Statements of Income for each of the three years
    in the period ended January 2000, 1999 and 1998                         F-4
Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended January 2000, 1999 and 1998 F-5 Consolidated Statements of Cash Flow for each of the three years
    in the period ended January 2000, 1999 and 1998                         F-6
Notes to Consolidated Financial Statements                                  F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Perry Ellis International, Inc. and subsidiaries:

         We have audited the consolidated balance sheets of Perry Ellis International, Inc. and subsidiaries (the "Company") as of January 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended January 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants
Miami, Florida
March 24, 2000

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                AS OF JANUARY 31

                                                                              1999             2000
                                                                          ------------     ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                              $    173,493     $    225,631
   Accounts receivable, net                                                 38,969,845       46,006,774
   Inventories                                                              32,965,655       36,003,285
   Deferred income taxes                                                     1,091,482        1,960,103
   Prepaid income taxes                                                             --        1,856,815
   Other current assets                                                      8,040,200        2,340,166
                                                                          ------------     ------------
          Total current assets                                              81,240,675       88,392,774

Property and equipment, net                                                  7,851,592        8,930,393

Intangible assets, net                                                      18,842,797      123,047,545

Other                                                                        1,022,467        4,502,476
                                                                          ------------     ------------
          TOTAL                                                           $108,957,531     $224,873,188
                                                                          ============     ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                       $  4,595,688     $  5,763,401
   Accrued expenses                                                          4,754,077        5,273,334
   Accrued interest payable                                                    177,448        4,410,631
   Other current liabilities                                                   413,505        2,294,304
                                                                          ------------     ------------
          Total current liabilities                                          9,940,718       17,741,670

Senior subordinated notes payable, net                                              --       98,988,667
Deferred income tax                                                            559,728        2,841,084
Long term debt-senior credit agreement                                      33,511,157       18,031,496
Long term debt-term loan                                                            --       11,250,000
                                                                          ------------     ------------
          Total liabilities                                                 44,011,603      148,852,917

Stockholders' Equity:
Preferred stock-$.01 par value; 1,000,000 shares authorized;
   no shares issued or outstanding                                                  --               --
Class A Common Stock-$.01 par value; 30,000,000 shares authorized;
   no shares issued or outstanding                                                  --               --
Common stock-$.01 par value; 30,000,000 shares authorized;
   6,712,374 and 6,731,874 shares issued and outstanding
   as of January 31, 1999 and 2000, respectively                                67,123           67,318
Additional paid-in-capital                                                  28,806,455       29,000,655
Retained earnings                                                           36,072,350       46,952,298
                                                                          ------------     ------------
          Total stockholders' equity                                        64,945,928       76,020,271
                                                                          ------------     ------------
          TOTAL                                                           $108,957,531     $224,873,188
                                                                          ============     ============

                 See Notes to consolidated financial statements.

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEARS ENDED JANUARY 31

                                                        1998             1999             2000
                                                    ------------     ------------     ------------
Revenues
   Net Sales                                        $190,689,212     $221,347,295     $229,549,158
   Royalty Income                                      4,031,878        3,057,357       22,839,698
                                                    ------------     ------------     ------------
          Total Revenues                             194,721,090      224,404,652      252,388,856

Cost of Sales                                        145,991,132      166,198,450      171,412,946
                                                    ------------     ------------     ------------
Gross Profit                                          48,729,958       58,206,202       80,975,910
                                                    ------------     ------------     ------------
Operating Expenses
   Selling, General and Administrative Expenses       34,137,437       39,478,274       44,479,497
   Depreciation and Amortization                       1,748,006        2,161,398        5,181,286
                                                    ------------     ------------     ------------
          Total Operating Expenses                    35,885,443       41,639,672       49,660,783
                                                    ------------     ------------     ------------
Operating Income                                      12,844,515       16,566,530       31,315,127

Interest Expense                                       2,781,509        3,493,985       13,905,498
                                                    ------------     ------------     ------------
Income Before Income Tax Provision                    10,063,006       13,072,545       17,409,629

Income Tax Provision                                   2,884,844        4,490,866        6,529,681
                                                    ------------     ------------     ------------
Net Income                                          $  7,178,162     $  8,581,679     $ 10,879,948
                                                    ============     ============     ============
Net Income Per Share
   Basic                                            $       1.10     $       1.29     $       1.62
                                                    ============     ============     ============
   Diluted                                          $       1.08     $       1.27     $       1.59
                                                    ============     ============     ============
Weighted Average Number of Shares Outstanding
   Basic                                               6,540,604        6,674,103        6,725,722
                                                    ============     ============     ============
   Diluted                                             6,665,635        6,769,810        6,856,538
                                                    ============     ============     ============

                 See Notes to consolidated financial statements.

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR EACH OF THE THREE YEARS ENDED JANUARY 31

                                                    COMMON STOCK                 ADDITIONAL
                                             ---------------------------          PAID-IN           RETAINED
                                                 SHARES           AMOUNT          CAPITAL           EARNINGS           TOTAL
                                              ------------     ------------     ------------      ------------     ------------
BALANCE, JANUARY 31, 1997                        6,529,431     $     65,295     $ 27,397,670      $ 20,312,509     $ 47,775,474

Exercise of stock options                           26,250              261          200,948                --          201,209

Net Income                                              --               --               --         7,178,162        7,178,162
                                              ------------     ------------     ------------      ------------     ------------
BALANCE, JANUARY 31, 1998                        6,555,681           65,556       27,598,618        27,490,671       55,154,845

Exercise of stock options                           78,525              785          457,367                --          458,152

Exercise of warrants                                78,168              782             (782)               --               --

Net Income                                              --               --               --         8,581,679        8,581,679

Tax benefit for exercise of non-qualified
stock options                                           --               --          751,252                --          751,252
                                              ------------     ------------     ------------      ------------     ------------
BALANCE, JANUARY 31, 1999                        6,712,374           67,123       28,806,455        36,072,350       64,945,928

Exercise of stock options                           19,500              195          163,333                --          163,528

Net Income                                              --               --               --        10,879,948       10,879,948

Tax benefit for exercise of non-qualified
stock options                                           --               --           30,867                --           30,867
                                              ------------     ------------     ------------      ------------     ------------
BALANCE, JANUARY 31, 2000                        6,731,874     $     67,318     $ 29,000,655      $ 46,952,298     $ 76,020,271
                                              ============     ============     ============      ============     ============

                 See Notes to consolidated financial statements.

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         FOR THE YEARS ENDED JANUARY 31

                                                                                     1998              1999              2000
                                                                                 -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $   7,178,162     $   8,581,679     $  10,879,948
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization                                                        1,748,006         2,161,398         5,181,286
Provision for bad debt                                                                 360,000           167,659           450,541
Loss on sale and abandonment of property                                               187,692                --            32,758
(Increase) decrease in deferred taxes                                                 (203,342)          340,246         1,412,735
Amortization of bond discount                                                               --                --           136,667
Amortization of debt issue cost                                                             --                --           299,711
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net                                                            (7,055,371)       (3,634,897)       (6,662,205)
Inventories                                                                         (3,598,866)        2,833,733        (3,037,630)
Other current assets                                                                  (727,633)          213,128        (1,291,628)
Other assets                                                                           889,854           291,280           509,924
Accounts payable and accrued expenses                                               (1,907,414)        3,415,976         1,686,981
Accrued interest payable                                                                    --                --         4,233,183
Other current liabilities                                                               28,055           (29,285)          214,260
                                                                                 -------------     -------------     -------------
       Net cash provided by (used in) operating activities                          (3,100,857)       14,340,917        14,046,531
                                                                                 -------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                                             (3,796,040)       (4,004,588)       (2,331,513)
Payment on purchase of intangible assets                                              (758,598)         (235,479)       (1,025,185)
Deposit for acquisitions                                                                    --        (6,000,000)               --
Payment for acquired businesses, net of cash acquired                                       --                --      (100,734,467)
                                                                                 -------------     -------------     -------------
      Net cash used in investing activities                                         (4,554,638)      (10,240,067)     (104,091,165)
                                                                                 -------------     -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in borrowings under letter of credit facilities             (3,812,629)       (3,000,000)               --
Net proceeds from (repayments of) long-term debt                                    11,521,373        (3,147,017)      (15,479,661)
Net proceeds from term loan                                                                 --                --        11,250,000
Net proceeds from senior subordinated notes                                                 --                --        98,852,000
Debt issuance costs                                                                         --                --        (4,719,962)
Tax benefit for exercise of non-qualified stock options                                     --           751,252                --
Proceeds from exercise of stock options                                                201,209           458,152           194,395
                                                                                 -------------     -------------     -------------
     Net cash provided by (used in) financing activities:                            7,909,953        (4,937,613)       90,096,772
                                                                                 -------------     -------------     -------------
NET INCREASE (DECREASE) IN CASH                                                        254,458          (836,763)           52,138
CASH AT BEGINNING OF YEAR                                                              755,798         1,010,256           173,493
                                                                                 -------------     -------------     -------------
CASH AT END OF YEAR                                                              $   1,010,256     $     173,493     $     225,631
                                                                                 =============     =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
     Interest                                                                    $   2,820,016     $   3,293,877     $   9,672,315
                                                                                 =============     =============     =============
     Income taxes                                                                $   3,174,807     $   1,762,479     $   8,556,537
                                                                                 =============     =============     =============
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
As described in Note 3, the company acquired tangible assets and assumed liabilities in connection with the Perry Ellis and John Henry/
Manhattan acquisitions.


                 See Notes to consolidated financial statements.

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 2000

1.       GENERAL

         Perry Ellis International, Inc., formerly called Supreme International Corporation, together with its subsidiaries, (the "Company"), was incorporated in the State of Florida and has been in business since 1967. The Company is a leading designer and marketer of a broad line of high quality, moderately priced better men's sportswear, sports and dress shirts, casual and dress pants and shorts to all levels of retail distribution throughout the United States, Puerto Rico and Canada.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a summary of the Company's significant accounting policies:

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Perry Ellis International, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of accounts receivable and accounts payable approximates fair value due to their short-term nature. The carrying amount of the senior credit facility approximates fair value due to the relatively frequent resets of its floating interest rate. The fair value of the 12 1/4% senior subordinated notes approximates their carrying amount based on quoted market prices. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

         INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost consists of the purchase price, customs, duties, freight, insurance and commissions to buying agents.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or estimated useful lives of the improvements. The useful lives range from five to ten years.

         INTANGIBLE ASSETS - Intangible assets primarily represent costs capitalized in connection with the acquisitions, registration and maintenance of brand names and license rights. Intangibles are amortized over their estimated useful lives, which range from ten to forty years with a weighted average of
33.4 years. As of January 31, 1999 and 2000, accumulated amortization related to intangible assets amounted to $2,717,930 and $6,302,249, respectively.

         DEFERRED DEBT ISSUE COSTS - We incurred costs in connection with the bond issuance and bank refinancing. These costs have been capitalized and are being amortized on a straight-line basis, which approximates the interest method, over the term of the related debt. Such amounts are included in other long-term assets in the consolidated balance sheet.

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

         REVENUE RECOGNITION - Sales are recognized upon shipment, net of trade allowances and a provision for estimated returns. Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. We operate predominantly in North America, with over 90% of our sales in the domestic market. One customer accounted for approximately 14% of net sales for fiscal 2000; two customers for approximately 15% and 10% of net sales for fiscal 1999; and two customers for approximately 12% and 11% of net sales for fiscal 1998. We do not believe that these concentrations of sales and credit risk represent a material risk of loss with respect to our financial position as of January 31, 2000.

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

         NET INCOME PER SHARE - Basic net income per share is computed by dividing net income by the weighted average shares of outstanding common stock. The calculation of diluted net income per share is similar to basic earnings per share except that the denominator includes potential dilutive common stock. The potential dilutive common stock included in the Company's computation of diluted net income per share includes the effects of the stock options and warrants described in Note 17, as determined using the treasury stock method.

         STOCK SPLIT - On July 21, 1997, the Company's Board of Directors declared a 3 for 2 stock split in the form of a stock dividend. The accompanying financial statements reflect the stock split as if it had occurred as of the beginning of the earliest period being presented.

         ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company has chosen to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As required by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), ACCOUNTING FOR STOCK-BASED

COMPENSATION, the Company has presented certain pro forma and other disclosures related to stock-based compensation plans as if it had applied SFAS 123.

         RECLASSIFICATIONS - Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

         RECENT ACCOUNTING PRONOUNCEMENT - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the Company's financial statements.

3.       ACQUISITIONS

         On March 26, 1999, the Company acquired the John Henry, Manhattan and Lady Manhattan trademarks for approximately $27.0 million plus purchase price adjustments and expenses incurred of $1.8 million. On April 6, 1999, we acquired all the outstanding capital stock of the former Perry Ellis International, Inc. ("PEI") for approximately $75.0 million in cash plus purchase price adjustments and expenses incurred of $5.1 million. PEI was a privately held company which owned and licensed the Perry Ellis brand name, currently one of the top selling brands in specialty chains and department stores in the United States.

         The acquisitions were accounted for using the purchase method of accounting and, accordingly, the financial statements of the Company include the results of operations of the acquisitions commencing on March 26, 1999 for the John Henry/Manhattan acquisition; and April 6, 1999 for the Perry Ellis acquisition. Costs in excess of the fair value of the net tangible assets acquired were allocated to the trademarks acquired, are being amortized over a 40 year life, and were determined as follows:

Purchase price                                   $102,000,000
Plus purchase price adjustments                     1,708,138
Plus expenses incurred in connection with the
      acquisitions                                  5,176,705
                                                 ------------
Adjusted purchase price                           108,884,843
Tangible assets acquired:
     Cash                                           2,150,377
     Accounts receivable                              825,265
     Other current assets                             792,251
     Property and Equipment                            19,599
                                                 ------------
                                                  105,097,352
Liabilities assumed:
     Accounts payables and accrued expenses         1,666,529
                                                 ------------
Trademarks                                       $106,763,881
                                                 ============

         The adjusted purchase price was paid in cash and is reflected in the statement of cash flows net of cash acquired and deposits of $6.0 million made in fiscal 1999.

4.       PRO FORMA INFORMATION

         The following sets forth the Company's unaudited pro forma financial information, based under the assumption that operations were in effect for each of the fiscal years ended January 31, 1999 and 2000, giving effect to the Perry Ellis, John Henry and Manhattan acquisitions under the purchase method of accounting and the related financing as if they had been consummated on the first day of each period presented. The information is presented for illustrative purposes only, and therefore does not purport to present the results of operations of the Company had the Perry Ellis, John Henry and Manhattan acquisition and the related financing occurred on the dates indicated, nor are they necessarily indicative of the results of operations which may be expected to occur in the future.

                                                Pro Forma        Pro Forma
                                               (Unaudited)      (Unaudited)
                                             --------------    --------------
                                                Year Ended      Year Ended
                                                January 31,     January 31,
                                                   1999            2000
                                             --------------    --------------
Total revenues                                 $244,461,652    $256,313,588
                                             ==============    ==============
Net income                                     $  5,831,034    $ 10,614,785
                                             ==============    ==============
Net income per share (diluted)                 $       0.86    $       1.55
                                             ==============    ==============

5.       ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following as of January 31:

                                             1999             2000
                                         ------------     ------------
Trade accounts                           $ 38,100,570     $ 42,475,152
Royalties and other receivables             1,479,149        4,546,198
                                         ------------     ------------
Total                                      39,579,719       47,021,350
Less: Allowance for doubtful accounts        (609,874)      (1,014,576)
                                         ------------     ------------
Total                                    $ 38,969,845     $ 46,006,774
                                         ============     ============

         The activity for the allowance account is as follows:

                                        1998            1999            2000
                                    -----------     -----------     -----------
Allowance for doubtful accounts:
Beginning balance                   $   250,000     $   609,874     $   609,874
Provision                               360,000         167,659         450,541
Write-offs, net of recoveries              (126)       (167,659)        (45,839)
                                    -----------     -----------     -----------
Ending balance                      $   609,874     $   609,874     $ 1,014,576
                                    ===========     ===========     ===========

         The Company carries accounts receivable at the amount it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimates.

6.       INVENTORIES

         Inventories consist of the following as of January 31:

                                    1999           2000
                                -----------    -----------
Finished goods                  $30,730,131    $31,470,392
Raw materials and in process        255,085        183,927
Merchandise in transit            1,980,439      4,348,966
                                -----------    -----------
Total                           $32,965,655    $36,003,285
                                ===========    ===========

7.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following as of January 31:

                                                        1999            2000

Furniture, fixture and equipment                   $  7,205,651    $  9,337,319
Vehicles                                                371,364         326,513
Leasehold improvements                                2,299,704       2,477,128
Land                                                  1,125,000       1,139,941
                                                   ------------    ------------
                                                     11,001,719      13,280,901
Less: accumulated depreciation and amortization      (3,150,127)     (4,350,508)
                                                   ------------    ------------
Total                                              $  7,851,592    $  8,930,393
                                                   ============    ============

         Depreciation expense relating to property and equipment amounted to approximately $847,000, $1,052,000 and $1,241,000 for the fiscal years ended January 31, 1998, 1999 and 2000, respectively.

8.       INTANGIBLE ASSETS

         Intangible assets consisted of the following as of January 31:

                                 1999              2000
                            -------------     -------------
Trademarks & Licenses       $  21,544,562     $ 129,333,629
Goodwill                           16,165            16,165
                            -------------     -------------
                               21,560,727       129,349,794
Accumulated Amortization       (2,717,930)       (6,302,249)
                            -------------     -------------
Balance, net                $  18,842,797     $ 123,047,545
                            =============     =============

         Amortization expense relating to the intangible assets amounted to approximately $901,000, $1,109,000, and $3,584,000 for the fiscal years ended January 31, 1998, 1999 and 2000, respectively.

9.       ACCRUED EXPENSES

         Accrued expenses consists of the following as of January 31:

                                    1999          2000
                                 ----------    ----------
Income taxes                     $2,107,457    $       --
Salaries and commissions          1,549,758     1,504,001
Buying commissions                  818,188       860,431
Unearned advertising revenues            --     1,353,764
Other                               278,674     1,555,138
                                 ----------    ----------
Total                            $4,754,077    $5,273,334
                                 ==========    ==========

10.      OTHER CURRENT LIABILITIES

         Other current liabilities consists of the following as of January 31:

                                1999          2000
                             ----------    ----------
Unearned Royalty Revenues    $   87,853    $1,717,964
Other                           325,652       576,340
                             ----------    ----------
Total                        $  413,505    $2,294,304
                             ==========    ==========

11.      BORROWINGS UNDER LETTER OF CREDIT FACILITIES

         We have two letter of credit facilities totaling $52.0 million as of January 31, 2000. Each letter of credit facility is secured by the consignment of merchandise in transit under such letter of credit.

         Borrowings and availability under letter of credit facilities consist of the following as of January 31:

                                         1999             2000
                                     ------------     ------------
Total letter of credit facilities    $ 60,000,000     $ 52,000,000

Outstanding letters of credit         (23,420,765)     (33,300,358)
                                     ------------     ------------
Available                            $ 36,579,235     $ 18,699,642
                                     ============     ============

12.      LONG TERM DEBT-SENIOR CREDIT FACILITY

         The Company has a senior credit facility with a group of banks consisting of a revolving credit facility of up to an aggregate amount of $75 million and a term loan in the aggregate amount of $15 million. The senior credit facility expires in October 2002. Borrowings are limited under the terms of a borrowing base calculation, which generally restricts the outstanding balance to 85% of eligible receivables plus 60% of eligible inventories, as defined. Interest on borrowings is variable, based upon the Company's options of selecting a LIBOR plus 1.75% or the bank's prime rate. The weighted average interest rate on the senior credit facility was 6.7% and 7.8% for the fiscal years ending January 31, 1999 and 2000, respectively. The facility contains covenants which require the Company to maintain certain financial and net worth ratios and restricts the payment of dividends. The facility is secured by the Company's assets.

13.      BONDS (SENIOR SUBORDINATED NOTES PAYABLE)

         The Company issued $100 million in notes on April 6, 1999, the proceeds of which were used to acquire PEI and to pay down the outstanding balance of the senior credit facility. The notes mature on April 1, 2006, and bear interest at the rate of 12 1/4% payable on April 1 and October 1 in each year. The proceeds to the Company were $98,852,000, yielding an effective interest rate of 12.4%.

         The notes are unsecured senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness.

         The notes contain certain covenants which require us to maintain certain financial ratios and restricts the payment of dividends.

         OPTIONAL REDEMPTION. The notes will be redeemable at the option of the Company, as a whole or from time to time in part, at any time on or after April 1, 2003 at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued interest, if any, to the date of redemption, if redeemed during the 12-month period beginning on April 1 of the years indicated below.

YEAR                   REDEMPTION PRICE
----                   ----------------
2003                       106.125%
2004                       103.063%
2005 and thereafter        100.000%

         In addition, at any time or from time to time before April 1, 2002, the Company may redeem up to 35% of the aggregate principal amount of the notes within 60 days of one or more public equity offerings with the net proceeds of such offering at a redemption price equal to 112.25% of the principal amount thereof, together with accrued interest, if any, to the date of redemption; provided that, after giving effect to any such redemption, at least 65% of the aggregate principal amount of the notes initially issued remains outstanding.

14.      INCOME TAXES

         The income tax provision consists of the following for each of the years ended January 31:

                              1998            1999           2000
                          -----------     -----------    -----------
Current income taxes:
     Federal              $ 2,780,815     $ 3,057,838    $ 4,677,353
     State                    307,371       1,002,692        528,930
     Foreign                       --          90,090        (89,337)
                          -----------     -----------    -----------
Total                       3,088,186       4,150,620      5,116,946

Deferred income taxes:
     Federal and state       (203,342)        340,246      1,412,735
                          -----------     -----------    -----------
Total                     $ 2,884,844     $ 4,490,866    $ 6,529,681
                          ===========     ===========    ===========

         The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate for each of the years ended January 31:

                                                                  1998        1999        2000
                                                                 ------      ------      ------
Statutory federal income tax rate                                 35%         35%         35%

Increase (decrease) resulting from
     State income taxes, net of federal income tax benefit         2.1         2.9         2.5
     Benefit of graduated rate                                    (1.0)       (1.0)       (0.6)
     Reversal of certain income tax reserves                      (5.0)         --          --
     Other                                                        (2.4)       (2.5)        0.6
                                                                 ------      ------      ------
Total                                                             28.7%       34.4%       37.5%
                                                                 ======      ======      ======

         Deferred income taxes are provided for the temporary differences between financial reporting basis and the tax basis of the Company's assets and liabilities under SFAS 109. The tax effects of temporary differences as of January 31 are as follows:

                                                      1999            2000
                                                  -----------     -----------
Deferred income tax assets:
     Inventories                                  $   795,442     $   785,636
     Accounts receivable                              220,165         379,512
     Accrued expenses                                      --          37,861
     Unearned Revenues                                     --         642,621
     Other                                             75,875         114,473
                                                  -----------     -----------
     Deferred income tax assets                     1,091,482       1,960,103
                                                  -----------     -----------
Deferred income tax liabilities:
     Fixed assets                                    (318,580)     (1,188,572)
     Intangible                                      (241,148)     (1,652,446)
     Other                                                 --             (66)
                                                  -----------     -----------
     Deferred income tax liabilities                 (559,728)     (2,841,084)
                                                  -----------     -----------
     Net deferred income tax (liability) asset    $   531,754     $  (880,981)
                                                  ===========     ===========

         Management believes that a valuation allowance for deferred income tax assets is not deemed necessary as it is more likely than not that the assets will be recovered.

15.      RETIREMENT PLAN

         The Company has a 401(k) Profit Sharing Plan (the "Plan") in which eligible employees may participate. Employees are eligible to participate in the Plan upon the attainment of age 21 and completion of one year of service. Participants may elect to contribute up to 15% of their annual compensation, not to exceed amounts prescribed by statutory guidelines. The Company is required to contribute an amount equal to 50% of each participant's eligible contribution up to 4% of the participant's annual compensation. The Company may elect to contribute additional amounts at its discretion. The Company's contributions to the Plan were approximately $74,000, $115,000, and $128,000 for the fiscal years ended January 31, 1998, 1999 and 2000, respectively.

16.      RELATED PARTY TRANSACTIONS

         We lease certain office and warehouse space owned by our Chairman of the Board of Directors and Chief Executive Officer under a non-cancelable operating lease arrangement. Rent expense, including taxes, for these leases amounted to $625,000, $546,000 and $265,000, for the years ended January 31, 1998, 1999 and 2000, respectively.

         We entered into licensing agreements (the "License Agreements") with Isaco International, Inc. ("Isaco"), pursuant to which Isaco was granted the exclusive license to use the Natural Issue and Perry Ellis brand names in the United States and Puerto Rico to market a line of men's underwear and loungewear. The principal shareholder of Isaco is the father-in-law of our President and Chief Operating Officer. Royalty income earned from the License Agreements amounted to $296,000, $298,000 and $438,000 for the years ended January 31, 1998, 1999 and 2000, respectively.

17.      STOCK OPTIONS AND WARRANTS

         STOCK OPTIONS - We adopted a 1993 Stock Option Plan (the "1993 Plan") and a Directors Stock Option Plan (the "Directors Plan") (collectively, the "Stock Option Plans"), under which shares of common stock are reserved for issuance upon the exercise of the options. The number of shares issuable under the Directors Plan is 150,000. The 1993 Plan was amended during 1999 to increase the number of shares issuable from 450,000 shares to 900,000 shares. The Stock Option Plans are designed to serve as an incentive for attracting and retaining qualified and competent employees, directors, consultants, and independent contractors of the Company. The 1993 Plan provides for the granting of both incentive stock options and nonstatutory stock options. Incentive stock options may only be granted to employees. Only non-employee directors are eligible to receive options under the Directors Plan. All matters relating to the Directors Plan are administered by a committee of the Board of Directors consisting of two or more employee directors, including selection of participants, allotment of shares, determination of price and other conditions of purchase, except that the per share exercise price of options granted under the Directors Plan may not be less than the fair market value of the common stock on the date of grant.

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

         A summary of the stock option activity for options issued under the 1993 Plan and the Directors Plan is as follows for the years ended January 31:

                                                  Option Price Per Share            Options Exercisable
                                               ----------------------------    ----------------------------
                                   Number                                        Number    Weighted Average
                                  of Shares      Low       High    Weighted    of Shares    Exercise Price
                                 ----------    -------   -------   --------    ---------   ----------------
Outstanding January 31, 1997       293,250     $  6.33   $ 10.75   $  8.01      192,938        $  8.14
Granted 1998                        24,000     $  9.17   $ 10.17   $  9.84
Exercised 1998                     (26,250)    $  6.67   $ 10.75   $  7.73
Cancelled 1998                          --
                                 ----------
Outstanding January 31, 1998       291,000     $  6.33   $ 10.75   $  7.92      221,750        $  7.90
Granted 1999                       387,000     $  9.75   $ 15.75   $ 13.18
Exercised 1999                    (103,125)    $  6.33   $ 10.67   $  7.36
Cancelled 1999                      (8,875)    $ 10.67   $ 15.25   $ 10.96
                                 ----------
Outstanding January 31, 1999       566,000     $  6.67   $ 15.75   $ 11.95      410,375        $ 12.66
Granted 2000                       501,050     $  8.81   $ 13.50   $  9.26
Exercised 2000                     (19,500)    $  6.67   $ 10.07   $  8.39
Cancelled 2000                     (15,000)    $  6.50   $ 15.25   $  9.59
                                 ----------
Outstanding January 31, 2000     1,032,550     $  7.67   $ 15.75   $ 10.69      833,459        $ 10.73
                                 ==========

         The following table summarizes information about options outstanding as of January 31, 2000:

                          Options Outstanding                                   Options Exercisable
---------------------------------------------------------------------    --------------------------------
                                       Weighted
                                       Average
                                      Remaining           Weighted                           Weighted
     Range of          Number      Contractual Life       Average             Number          Average
 Exercise Prices    Outstanding       (in years)       Exercise Price      Exercisable     Exercise Price
-----------------   -----------    ----------------    --------------      -----------     --------------
$  7.50 - $ 10.00     707,000            7.1               $8.96              585,209           $8.80
$ 10.01 - $ 12.00      65,050            6.5               $10.66              17,250           $10.27
$ 12.01 - $ 16.00     260,500            8.0               $15.41             231,000           $15.66

         As described in Note 2, we account for stock-based compensation using the provisions of APB No. 25 and related interpretations. No compensation expense has been recognized in the years ended January 31, 1998, 1999 and 2000 as the exercise prices for the stock options granted are equal to the fair market value of the underlying stock. Had compensation cost for options granted been determined in accordance with the fair value provisions of SFAS 123, our net income and net income per share would have been as follows for the years ended January 31:

                            1998          1999           2000
                         ----------    ----------    -----------
Net income               $7,026,242    $8,145,789    $10,150,643
                         ==========    ==========    ===========
Net income per share:
     Basic               $     1.07    $     1.22    $      1.51
                         ==========    ==========    ===========
     Diluted             $     1.05    $     1.20    $      1.48
                         ==========    ==========    ===========

         The fair value of these options was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions for 1998, 1999 and 2000:

                                      1998           1999            2000
                                    --------       --------        --------

Risk free interest                     6.5%           6.5%            6.5%
Dividend Yield                         0.0%           0.0%            0.0%
Volatility factors                    45.9%          67.3%           64.0%
Weighted average life (years)          5.0            5.0             9.0

         Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in 1998, 1999 and 2000 were $5.99, $9.22 and $6.99, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

         The pro forma amounts may not be representative of the future effects on reported net income and net income per share that will result from the future granting of stock options since the pro forma compensation expense is allocated over the periods in which options become exercisable and new option awards are granted each year.

         WARRANTS - In conjunction with our initial public offering in May 1993, we granted 180,000 warrants entitling the holders of each warrant to purchase one share of common stock at an exercise price of $9.35 per share. The warrants became exercisable on May 21, 1995. All warrants were exercised during fiscal 1999.

18.      SEGMENT INFORMATION

         In accordance with SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - Our principal segments are grouped between the generation of revenues from products and royalties. The Licensing segment derives its revenues from royalties associated from the use of its brand names, principally Perry Ellis, John Henry, Manhattan and Munsingwear. The Product segment derives its revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. This is the first year that management has segregated the operations for the two segments. Trademark assets and costs have been allocated among the divisions where the brands are shared. Shared selling, general and administrative expenses are allocated amongst the segments based on relative gross profit contribution.

                                                  TWELVE MONTHS
                                                      ENDED
                                                JANUARY 31, 2000
                                                ----------------
Revenues:
      Product                                     $229,549,158
      Licensing                                     22,839,698
                                                  ------------
Total Revenues                                    $252,388,856
                                                  ============
Operating Income
      Product                                     $ 17,286,831
      Licensing                                     14,028,295
                                                  ------------
Total Operating Income                            $ 31,315,126
                                                  ============
Interest Expense
      Product                                     $  3,417,678
      Licensing                                     10,487,820
                                                  ------------
Total Interest Expense                            $ 13,905,498
                                                  ============
Income Tax Provision
      Product                                     $  5,205,543
      Licensing                                      1,324,138
                                                  ------------
Total Income Tax Provision                        $  6,529,681
                                                  ============
Depreciation and Amortization
      Product                                     $  2,272,154
      Licensing                                      2,909,132
                                                  ------------
Total Depreciation and Amortization               $  5,181,286
                                                  ============
Identifiable Assets
      Product                                     $106,474,408
      Licensing                                     13,973,198
      Corporate                                      4,425,582
                                                  ------------
Total Identifiable Assets                         $224,873,188
                                                  ============

19.      COMMITMENTS AND CONTINGENCIES

         The Company has licensing agreements, as licensee, for the use of certain branded and designer labels. The license agreements expire on varying dates through December 31, 2003. Total royalty payments under these license agreements amounted to $330,000, $573,000 and $1,105,716 for the years ended January 31, 1998, 1999 and 2000, respectively, and were classified as cost of sales.

         We consolidated our administrative offices, warehouses and distribution facilities into a 240,000 square foot facility in Miami, Florida. The lease has a term of five years, minimum annual rental of approximately $1.3 million and requires a minimum contingent rental payment at the termination of the lease of $12.3 million.

         Minimum aggregate annual commitments for all of the Company's non-cancelable operating lease commitments, including the related party leases described in Note 16 and the minimum contingent rental payment described above, are as follows.

YEAR ENDING JANUARY 31,

     2001    $ 2,218,638
     2002      2,063,656
     2003     13,798,662
     2004        459,766
     2005        265,037
             -----------
     Total   $18,805,760
             ===========

         Rent expense for these leases, including the related party rent payments discussed in Note 16 amounted to $1,460,000, $1,946,000 and $1,660,632 for the fiscal years ended January 31, 1998, 1999 and 2000 respectively.

         We guarantee up to $600,000 of letters of credit of an unaffiliated entity.

         We are subject to claims and suits against us, as well as the initiator of claims and suits against others, in the ordinary course of business. We do not believe that the resolution of any pending claims will have a material adverse affect on our financial position, results of operations or cash flows.

20.      SUMMARIZED QUARTERLY FINANCIAL DATA
         (Unaudited)

                           1Q          2Q          3Q          4Q         TOTAL
                        --------    --------    --------    --------    --------
                                         (Dollars in thousands)
FISCAL YEAR ENDED JANUARY 31, 2000
Net Sales               $ 59,479    $ 45,273    $ 66,618    $ 58,179    $229,549
Royalty Income             2,316       6,744       6,454       7,326      22,840
                        --------    --------    --------    --------    --------
Total Revenues            61,795      52,017      73,072      65,505     252,389
Gross Profit              17,623      18,707      23,210      21,435      80,975
Net Income              $  2,892    $  1,607    $  3,964    $  2,417    $ 10,880
Income per share:
     Basic              $   0.43    $   0.24    $   0.59    $   0.36    $   1.62
     Diluted            $   0.43    $   0.23    $   0.58    $   0.35    $   1.59

FISCAL YEAR ENDED JANUARY 31, 1999
Net Sales               $ 60,085    $ 49,709    $ 65,012    $ 46,541    $221,347
Royalty income             1,022         981         492         562       3,057
                        --------    --------    --------    --------    --------
Total revenues            61,107      50,690      65,504      47,103     224,404
Gross Profit              15,648      13,166      16,085      13,307      58,206
Net Income              $  2,637    $  1,053    $  2,812    $  2,080    $  8,582
Net income per share:
     Basic              $   0.40    $   0.16    $   0.42    $   0.31    $   1.29
     Diluted            $   0.39    $   0.15    $   0.42    $   0.31    $   1.27

FISCAL YEAR ENDED JANUARY 31, 1998
Net Sales               $ 48,841    $ 42,037    $ 54,550    $ 45,261    $190,689
Royalty income             1,123       1,051         887         971       4,032
                        --------    --------    --------    --------    --------
Total revenues            49,964      43,088      55,437      46,232     194,721
Gross Profit              12,963      10,538      12,477      12,752      48,730
Net Income              $  2,149    $    826    $  2,411    $  1,792    $  7,178
Net income per share:
     Basic              $   0.33    $   0.13    $   0.37    $   0.27    $   1.10
     Diluted            $   0.33    $   0.12    $   0.36    $   0.27    $   1.08

                                 EXHIBIT INDEX

EXHIBIT      DESCRIPTION
-------      -----------
 23.2        Consent of Deloitte & Touche LLP
 27.1        Financial Data Schedule