Form 10-Q
period 2000-04-30
PERRY ELLIS INTERNATIONAL INC
filed 2000-06-14
CIK 900349

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended April 30, 2000

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

The number of shares outstanding of the registrant's common stock is 6,739,374 (as of June 2, 2000).

                         PERRY ELLIS INTERNATIONAL, INC.

                                      INDEX

PART I:  FINANCIAL INFORMATION

Item 1:

Consolidated Balance Sheets
         as of April 30, 2000 (Unaudited) and January 31, 2000             1

Consolidated Statements of Income (Unaudited)
         for the three months ended April 30, 2000
         and April 30, 1999                                                2

Consolidated Statements of Cash Flow (Unaudited)
         for the three months ended April 30, 2000
         and April 30, 1999                                                3

Notes to Consolidated Financial Statements                                 4

Item 2:

Management's Discussion and Analysis
  of Financial Condition and Results of Operations                         5

PART II:  OTHER INFORMATION                                                8

Signature                                                                  9

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     April 30, 2000     January 31, 2000
                                                                      ------------       ------------
                                                                      (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                          $    255,133       $    225,631
   Accounts receivable, net                                             67,592,605         46,006,774
   Inventories                                                          39,738,947         36,003,285
   Deferred income taxes                                                 1,960,103          1,960,103
   Prepaid income taxes                                                         --          1,856,815
   Other current assets                                                  1,953,949          2,340,166
                                                                      ------------       ------------
          Total current assets                                         111,500,737         88,392,774

Property and equipment, net                                              9,334,786          8,930,393

Intangible assets, net                                                 122,108,644        123,047,545

Other                                                                    4,436,729          4,502,476
                                                                      ------------       ------------
          TOTAL                                                       $247,380,896       $224,873,188
                                                                      ============       ============
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                   $  5,239,478       $  5,763,401
   Accrued expenses                                                      3,705,179          3,919,581
   Income taxes payable                                                    208,019                 --
   Accrued interest payable                                              1,288,299          4,410,631
   Other current liabilities                                             3,388,952          3,648,068
                                                                      ------------       ------------
          Total current liabilities                                     13,829,927         17,741,670

Senior subordinated notes payable, net                                  99,029,667         98,988,667
Deferred income tax                                                      2,841,084          2,841,084
Long term debt-senior credit agreement                                  42,012,693         18,031,496
Long term debt-term loan                                                10,000,000         11,250,000
                                                                      ------------       ------------
          Total liabilities                                            167,713,371        148,852,917
                                                                      ------------       ------------
Stockholders' Equity:
Preferred stock-$.01 par value; 1,000,000 shares authorized;
   no shares issued or outstanding                                              --                 --
Class A Common Stock-$.01 par value; 30,000,000 shares authorized;
   no shares issued or outstanding                                              --                 --
Common stock-$.01 par value; 30,000,000 shares authorized;
   6,739,374 and 6,731,874 shares issued and outstanding
   as of April 30, 2000 and January 31, 2000, respectively                  67,393             67,318
Additional paid-in-capital                                              29,058,081         29,000,655
Retained earnings                                                       50,542,051         46,952,298
                                                                      ------------       ------------
          Total stockholders' equity                                    79,667,525         76,020,271
                                                                      ------------       ------------
          TOTAL                                                       $247,380,896       $224,873,188
                                                                      ============       ============

                 See Notes to Consolidated Financial Statements.

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  Three Months Ended April 30,
                                                   --------------------------
                                                       2000           1999
                                                   -----------    -----------
Revenues
   Net Sales                                       $78,232,412    $59,478,771
   Royalty Income                                    6,092,556      2,316,518
                                                   -----------    -----------
          Total Revenues                            84,324,968     61,795,289

Cost of Sales                                       58,871,648     44,172,579
                                                   -----------    -----------

Gross Profit                                        25,453,320     17,622,710
                                                   -----------    -----------
Operating Expenses
   Selling, General and Administrative Expenses     14,307,428     10,179,795
   Depreciation and Amortization                     1,502,212        978,599
                                                   -----------    -----------
          Total Operating Expenses                  15,809,640     11,158,394
                                                   -----------    -----------

Operating Income                                     9,643,680      6,464,316

Interest Expense                                     3,866,382      1,947,989
                                                   -----------    -----------
Income Before Income Tax Provision                   5,777,298      4,516,327

Income Tax Provision                                 2,187,535      1,624,539
                                                   -----------    -----------

Net Income                                         $ 3,589,763    $ 2,891,788
                                                   ===========    ===========
Net Income Per Share
   Basic                                           $      0.53    $      0.43
                                                   ===========    ===========
   Diluted                                         $      0.53    $      0.43
                                                   ===========    ===========
Weighted Average Number of Shares Outstanding
   Basic                                             6,732,354      6,723,374
                                                   ===========    ===========
   Diluted                                           6,835,903      6,803,228
                                                   ===========    ===========

                 See Notes to Consolidated Financial Statements.

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                             Three Months Ended April 30,
                                                                           -------------------------------
                                                                               2000              1999
                                                                           -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $   3,589,763     $   2,891,788
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
     Depreciation and amortization                                             1,410,049           978,599
     Amortization of debt issue cost                                             110,133                --
     Amortization of bond discount                                                41,000            49,381
     Changes in operating assets and liabilities (net of acquisitions):
          Accounts receivable, net                                           (21,585,831)      (14,528,133)
          Inventories                                                         (3,735,662)        4,810,357
          Other current assets                                                 2,199,439          (481,827)
          Other assets                                                           (41,396)          428,013
          Accounts payable and accrued expenses                                 (530,306)        2,099,738
          Accrued interest payable                                            (3,122,332)        1,104,358
          Other current liabilities                                             (259,116)       (1,486,408)
                                                                           -------------     -------------
             Net cash used in operating activities                           (21,924,259)       (4,134,134)
                                                                           -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                              (799,442)         (139,550)
Payment on purchase of intangible assets                                         (35,495)          (99,500)
Payment for acquired businesses                                                       --      (100,403,221)
                                                                           -------------     -------------
              Net cash used in investing activities                             (834,937)     (100,642,271)
                                                                           -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) long-term loan                              (1,250,000)       15,000,000
Net proceeds from (repayments of) senior credit facility                      23,981,197        (5,420,811)
Net proceeds from senior subordinated notes                                           --        98,852,000
Debt issuance costs                                                                             (3,475,000)
Proceeds from exercise of stock options                                           57,501            95,274
                                                                           -------------     -------------
            Net cash provided by financing activities                         22,788,698       105,051,463
                                                                           -------------     -------------
NET INCREASE IN CASH                                                              29,502           275,058
CASH AT BEGINNING OF PERIOD                                                      225,631           173,493
                                                                           -------------     -------------
CASH AT END OF PERIOD                                                      $     255,133     $     448,551
                                                                           =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest                                                              $   6,964,273     $     706,628
                                                                           =============     =============
     Income taxes                                                          $     130,000     $   1,896,580
                                                                           =============     =============

                 See Notes to Consolidated Financial Statements.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1.  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2000. In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim periods presented and all adjustments are of a normal and recurring nature. The results of operations for the three months ended April 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

         Certain amounts in the prior period have been reclassified to conform to the current period's presentation.

2. INVENTORIES

         Inventories are stated at the lower of cost or market on a first-in first-out basis and consist principally of finished goods.

3. LETTER OF CREDIT FACILITIES

         Borrowings and availability under letter of credit facilities consist of the following as of:

                                       April 30,       January 31,
                                         2000             2000
                                     ------------     ------------
Total letter of credit facilities    $ 52,000,000     $ 52,000,000
Outstanding letters of credit         (32,183,173)     (33,300,358)
                                     ------------     ------------
Total Available                      $ 19,816,827     $ 18,699,642
                                     ============     ============

4. SEGMENT INFORMATION

         In accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, our principal segments are grouped between the generation of revenues from products and royalties. The Licensing segment derives its revenues from royalties associated from the use of its brand names, principally Perry Ellis, John Henry, Manhattan and Munsingwear. The Product segment derives its revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. Trademark costs have been allocated among the divisions where the brands are shared. Shared selling, general and administrative expenses are allocated amongst the segments based upon gross profit contribution.

                         Three Months Ended April 30,
                          --------------------------
                              2000           1999
                          -----------    -----------
Revenues:
      Product             $78,232,412    $59,478,771
      Licensing             6,092,556      2,316,518
                          -----------    -----------
Total Revenues            $84,324,968    $61,795,289
                          ===========    ===========
Operating Income
      Product             $ 5,674,614    $ 4,765,777
      Licensing             3,969,065      1,698,538
                          -----------    -----------
Total Operating Income    $ 9,643,679    $ 6,464,315
                          ===========    ===========

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

         Perry Ellis International, Inc., (the "Company"), cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, risk related to fashion trends; the retail industry; reliance on key customers; contract manufacturing; foreign sourcing; imports and export restrictions; competition; seasonality; rapid expansion of business; dependence on key personnel and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

Results of Operations

Three months ended April 30, 2000 as compared to three months ended April 30, 1999.

         Total Revenues. Total revenues consist of net sales and royalty income. Total revenues grew $22.5 million or 36.5% to $84.3 million for the three months ended April 30, 2000 from $61.8 million for the three months ended April 30, 1999. The increase reflects increases in both product sales and royalty income.

         Net sales. Net sales increased $18.7 million or 31.5% to $78.2 million for the three months ended April 30, 2000 from $59.5 million in the year ago period. The increase in sales was the result of significant increases in the private label business and, to a lesser extent, increases in our branded merchandise. Within branded products, the largest increases in net sales were experienced in the John Henry, Andrew Fezza, PNB Nation and PING brand names.

         Royalty Income. Royalty income increased $3.8 million to $6.1 million for the three months ended April 30, 2000. The increase is primarily attributed to income generated from our prior year acquisitions of the John Henry/Manhattan and Perry Ellis brand names in the quarter ended April 30, 1999.

         Cost of sales. Cost of sales for the three month period ended April 30, 2000 was $58.9 million, or 75.3% of net sales as compared to $44.2 million or 74.3% of net sales for the three months ended April 30, 1999. The increase in cost of sales as a percentage of net sales is a result of product mix and the increase in private label business which typically generates a lower profit margin.

         Gross Profit. Gross profit was $25.5 million for the three month period ended April 30, 2000, compared to $17.6 million for the period ended April 30, 1999. The increase in gross profit reflects the increase in royalty income which has no associated cost of sales and increased gross profit from higher wholesale sales.

         Selling, general and administrative expenses. Selling, general and administrative expenses, excluding depreciation and amortization, for the three months ended April 30, 2000 were $14.3 million or 17.0% of total revenues as compared to $10.2 million or 16.5% of total revenue for the three months ended April 30, 1999. The increase in selling, general and administrative costs was due to increased shipping, advertising expenses and other variable selling and design expenses associated with the higher wholesale sales and to a lesser extent to payroll expenses associated with the expanded licensing operations.

         Depreciation and amortization. Depreciation and amortization for the three months ended April 30, 2000 increased $0.5 million to $1.5 million from the comparable period reflecting the additional amortization resulting from the brand acquisitions in 1999.

         Interest Expense. Interest expense increased $1.9 million for the three months ended April 30, 2000, to $3.9 million from the comparable period a year ago. The increase is primarily attributable to the additional interest resulting from the $100 million subordinated debt offering as well as increased borrowings under the revolving credit agreement to support the increase in sales.

         Income taxes. During the three month period ended April 30, 2000, the effective tax rate increased to 37.9% compared to 36.0% for the three month period ended April 30, 1999. The increased tax rate is attributable to the loss of graduated rates and an unusually low estimate in the prior year.

         Net income. Net income increased $0.7 million or 24.1% to $3.6 million or 4.3% of total revenues for the three months ended April 30, 2000 as compared to $2.9 million or 4.7% of total revenues for the three months ended April 30, 1999.

Liquidity and Capital Resources

         The Company relies primarily upon cash flow from operations and borrowings under its senior credit facility to finance operations and expansion. Cash used in operating activities was $21.9 million in the three months ended April 30, 2000 compared to $4.1 million in the year ago period. The Company's increased usage of cash from operations is attributable to increased accounts receivable of $21.5 million commensurate with increased sales, and increased inventory levels of $3.7 million which reflects higher anticipated sales in the next period. In addition, the Company paid a semi-annual bond interest payment during the current period resulting in a net usage of $3.1 million. This cash usage was offset by an increase in net income and non cash depreciation and amortization which increased to $5.2 million from $3.9 million in the prior year.

         Net cash used in investing activities was $0.8 million for the three months ended April 30, 2000 which primarily reflects purchases of property and equipment.

         Net cash provided by financing activities for the three months ended April 30, 2000 totaled $22.8 million which was primarily the result of an increase of $24.0 million in borrowings under the Company's senior credit facility to support the cash used in operations.

         The Company has a senior credit facility consisting of a revolving credit facility of up to an aggregate amount of $75 million and a term loan in the aggregate amount of $15 million. The senior credit facility expires in October 2002. Borrowings are limited under the terms of borrowing base calculation. Interest on borrowings is variable, based upon the Company's option of selecting a LIBOR plus 1.75% or the bank's prime rate. The facility contains covenants which require the Company to maintain certain financial and net worth ratios and restricts the payment of dividends. The facility is secured by the Company's assets.

         Management believes that the combination of borrowing availability under the senior credit facility, existing working capital and funds anticipated to be generated from operating activities will be sufficient to meet the Company's anticipated operating and capital needs in the foreseeable future.

Effects  of  Inflation  and  Foreign  Currency Fluctuations

         The Company does not believe that inflation or foreign currency fluctuations significantly affected its results of operations for the three months ended April 30, 2000 and 1999.

MARKET RISK IN THE LOANS

         The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to borrowings under the senior credit facility.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings
Not applicable

Item 2. Changes in Securities

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a vote of Security Holders

        Not applicable

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

Exhibits
Financial Data Schedule (for SEC only)

   (a)     Reports on Form 8-K
                  None

   (b)     27.1

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 2000                   By: /s/Neal S. Nackman
                                         -------------------------
                                          Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------
 27.1          Financial Data Schedule