Form 10-Q
period 2000-07-31
PERRY ELLIS INTERNATIONAL INC
filed 2000-09-14
CIK 900349

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

           [X]    Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended July 31, 2000

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

Yes ___X______       No _______

The number of shares outstanding of the registrant's common stock is 6,724,374 (as of September 7, 2000).

                         PERRY ELLIS INTERNATIONAL, INC.

                                      INDEX

PART I:  FINANCIAL INFORMATION

Item 1:

Consolidated Balance Sheets
         as of July 31, 2000 (Unaudited) and January 31, 2000          1

Consolidated Statements of Income (Unaudited)
         for the three and six months ended July 31, 2000
         and July 31, 1999                                             2

Consolidated Statements of Cash Flow (Unaudited)
         for the six months ended July 31, 2000
         and July 31, 1999                                             3

Notes to Consolidated Financial Statements                             4

Item 2:

Management's Discussion and Analysis
  of Financial Condition and Results of Operations                     5

PART II:  OTHER INFORMATION                                            8

Signature                                                             10

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     July 31, 2000         January 31, 2000
                                                                   -----------------      -----------------
                                                                      (unaudited)
 ASSETS

 Current Assets:

    Cash and cash equivalents                                      $         499,060      $         225,631
    Accounts receivable, net                                              43,648,826             46,006,774
    Inventories                                                           37,715,206             36,003,285
    Deferred income taxes                                                  1,960,103              1,960,103
    Prepaid income taxes                                                          --              1,856,815
    Other current assets                                                   1,693,790              2,340,166
                                                                   -----------------      -----------------
           Total current assets                                           85,516,985             88,392,774

 Property and equipment, net                                               9,468,460              8,930,393

 Intangible assets, net                                                  122,586,764            123,047,545

 Other                                                                     4,464,035              4,502,476
                                                                   -----------------      -----------------

           TOTAL                                                   $     222,036,244      $     224,873,188
                                                                   =================      =================

 LIABILITIES & STOCKHOLDERS' EQUITY

 Current Liabilities:

    Accounts payable                                               $       3,371,662      $       5,763,401
    Accrued expenses                                                       4,030,696              3,919,581
    Income taxes payable                                                     798,208                     --
    Accrued interest payable                                               4,289,033              4,410,631
    Other current liabilities                                              2,943,670              3,648,067
                                                                   -----------------      -----------------
           Total current liabilities                                      15,433,269             17,741,680

 Senior subordinated notes payable, net                                   99,070,667             98,988,667
 Deferred income tax                                                       2,841,084              2,841,084
 Long term debt-senior credit agreement                                   14,596,342             18,031,496
 Long term debt-term loan                                                  8,750,000             11,250,000
                                                                   -----------------      -----------------
           Total long-term liabilities                                   125,258,093            131,111,247
                                                                   -----------------      -----------------

           Total liabilities                                             140,691,362            148,852,927
                                                                   -----------------      -----------------

 Stockholders' Equity:

 Preferred stock-$.01 par value; 1,000,000 shares authorized;
    no shares issued or outstanding                                               --                     --
 Class A Common Stock-$.01 par value; 30,000,000 shares
    authorized; no shares issued or outstanding                                   --                     --
 Common stock-$.01 par value; 30,000,000 shares authorized;
    6,739,374 and 6,731,874 shares issued  as of July 31, 2000
    and January 31, 2000, respectively                                        67,393                 67,318
 Additional paid-in-capital                                               29,058,081             29,000,655
 Retained earnings                                                        52,360,021             46,952,288
                                                                   -----------------      -----------------
           Total                                                          81,485,495             76,020,261
 Common stock in treasury at cost; 15,000 shares as of July
    31, 2000                                                                (140,613)                    --
                                                                   -----------------      -----------------
           Total stockholders' equity                                     81,344,882             76,020,261
                                                                   -----------------      -----------------
           TOTAL                                                   $     222,036,244      $     224,873,188
                                                                   =================      =================

                 See Notes to Consolidated Financial Statements.

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                Three Months Ended July 31,   Six Months Ended July 31,
                                               ----------------------------- -----------------------------
                                                    2000           1999           2000           1999
                                               -------------- -------------- -------------- --------------
Revenues
  Net Sales                                    $   58,940,558 $   45,273,099 $  137,172,970 $  104,751,870
  Royalty Income                                    6,747,662      6,743,539     12,840,218      9,060,057
                                               -------------- -------------- -------------- --------------
       Total Revenues                              65,688,220     52,016,638    150,013,188    113,811,927

Cost of Sales                                      44,764,744     33,309,249    103,636,392     77,481,828
                                               -------------- -------------- -------------- --------------

Gross Profit                                       20,923,476     18,707,389     46,376,796     36,330,099

Operating Expenses
  Selling, General and Administrative Expenses     12,431,184     10,790,649     26,738,612     20,970,444
  Depreciation and Amortization                     1,523,462      1,403,616      3,025,674      2,382,215
                                               -------------- -------------- -------------- --------------
       Total Operating Expenses                    13,954,646     12,194,265     29,764,286     23,352,659
                                               -------------- -------------- -------------- --------------

Operating Income                                    6,968,830      6,513,124     16,612,510     12,977,440

Interest Expense                                    4,058,403      3,957,308      7,924,785      5,905,297
                                               -------------- -------------- -------------- --------------
Income Before Income Taxes                          2,910,427      2,555,816      8,687,725      7,072,143

Income Taxes                                        1,092,456        948,725      3,279,991      2,573,264
                                               -------------- -------------- -------------- --------------
Net  Income                                    $    1,817,971 $    1,607,091 $    5,407,734 $    4,498,879
                                               ============== ============== ============== ==============

Net Income per Share
   Basic                                       $         0.27 $         0.24 $         0.80 $         0.67
                                               ============== ============== ============== ==============
   Diluted                                     $         0.27 $         0.23 $         0.79 $         0.66
                                               ============== ============== ============== ==============

Weighted Average Number of Shares Outstanding
   Basic                                            6,739,374      6,724,341      6,737,878      6,723,374
   Diluted                                          6,805,469      6,870,131      6,822,715      6,836,268

                 See Notes to Consolidated Financial Statements.

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Six Months Ended July
                                                                        --------------------------------

                                                                              2000            1999
                                                                        ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $     5,407,734  $     4,498,879
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                            3,061,614        2,382,218
     Amortization of debt issue cost                                            235,914          268,323
     Amortization of bond discount                                               82,000           54,667
     Changes in operating assets and liabilities (net of acquisitions):
          Accounts receivable, net                                            2,357,948         (681,712)
          Inventories                                                        (1,711,921)       1,825,117
          Prepaid income taxes                                                1,856,815         (944,134)
          Other current assets                                                  528,086        2,168,926
          Other assets                                                         (379,288)        (235,489)
          Accounts payable and accrued expenses                              (2,374,887)         599,611
          Income Taxes Payable                                                  798,208       (2,107,458)
          Accrued Interest Payable                                             (121,598)       4,077,228
          Other current liabilities                                            (704,398)       2,274,373
                                                                        ---------------  ---------------
             Net cash provided by operating activities:                       9,036,227       14,180,549
                                                                        ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                           (1,349,644)        (251,500)
Payment on purchase of intangible assets                                     (1,489,151)        (223,160)
Payment for acquired businesses                                                      --     (101,419,490)
                                                                        ---------------  ---------------
             Net cash used in investing activities:                          (2,838,795)    (101,894,150)
                                                                        ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from long-term loan                             (2,500,000)      13,750,000
Net repayments of senior credit facility                                     (3,435,154)     (20,048,430)
Net proceeds from senior subordinated notes                                          --       98,852,000
Debt issuance costs                                                                  --       (4,686,371)
Proceeds from exercise of stock options                                          11,151          104,870
                                                                        ---------------  ---------------
            Net cash (used in) provided by financing activities:             (5,924,003)      87,972,069
                                                                        ---------------  ---------------

NET INCREASE IN CASH                                                            273,429          258,468
CASH AT BEGINNING OF YEAR                                                       225,631          173,493
                                                                        ---------------  ---------------
CASH AT END OF PERIOD                                                   $       499,060  $       431,961
                                                                        ===============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                           $     8,046,384  $     1,525,944
                                                                        ===============  ===============
     Income taxes                                                       $       610,000  $     4,871,580
                                                                        ===============  ===============

                 See Notes to Consolidated Financial Statements.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (UNAUDITED)

1.   GENERAL

     The accompanying unaudited consolidated financial statements of Perry Ellis International, Inc. ("Perry Ellis" or "the Company") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2000. In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim periods presented and all adjustments are of a normal and recurring nature. The results of operations for the three and six months ended July 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

     Certain amounts in the prior period have been reclassified to conform to the current period's presentation.

2.   INVENTORIES

     Inventories are stated at the lower of cost or market on a first-in first-out basis and consist principally of finished goods.

3.   LETTER OF CREDIT FACILITIES

     Borrowings and availability under letter of credit facilities consist of the following as of:

                                               July 31,           January 31,
                                                2000                2000
                                           ---------------     ---------------


Total letter of credit facilities          $    52,000,000     $    52,000,000
Outstanding letters of credit                  (31,026,695)        (33,300,358)
                                           ---------------     ---------------
Total Available                            $    20,973,305     $    18,699,642
                                           ===============     ===============

4.   SEGMENT INFORMATION

     In accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, our principal segments are grouped between the generation of revenues from products and royalties. The Licensing segment derives its revenues from royalties associated from the use of its brand names, principally Perry Ellis, John Henry, Manhattan and Munsingwear. The Product segment derives its revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the

United States. Trademark costs have been allocated among the divisions where the brands are shared. Shared selling, general and administrative expenses are allocated amongst the segments based upon department utilization rates.

                          THREE  MONTHS ENDED JULY 31,   SIX  MONTHS ENDED JULY 31,
                         ----------------------------- -----------------------------

                              2000           1999           2000           1999
                         -------------- -------------- -------------- --------------
Revenues:
      Product            $   58,940,558 $   45,273,099 $  137,172,970 $  104,751,870
      Licensing               6,747,662      6,743,539     12,840,218      9,060,057
                         -------------- -------------- -------------- --------------
Total Revenues           $   65,688,220 $   52,016,638 $  150,013,188 $  113,811,927
                         ============== ============== ============== ==============

Operating Income
      Product            $    2,262,506 $    1,530,727 $    7,937,122 $    6,029,900
      Licensing               4,706,324      4,982,397      8,675,388      6,947,540
                         -------------- -------------- -------------- --------------
Total Operating Income   $    6,968,830 $    6,513,124 $   16,612,510 $   12,977,440
                         ============== ============== ============== ==============

5.   TRADEMARK ACQUISITION

     On July 5, 2000 Perry Ellis acquired intellectual property for approximately $1.3 million which includes the following trademarks: Pro-Player, Artex, Fun Gear and Salem Sportswear. Pro-Player is a well known brand in the sports apparel business with distribution in department stores and middle market retailers.

6.   SHARE REPURCHASE

     On July 11, 2000 the board of directors of Perry Ellis approved a share repurchase program in which up to 500,000 shares of common stock may be purchased from time to time during the following 12 months. The shares will be purchased in the open market or in privately negotiated transactions. As of July 31, 2000, the company had repurchased 15,000 shares.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, risk related to fashion trends; the retail industry; reliance on key customers; contract manufacturing; foreign sourcing; import and export restrictions; competition; seasonality; rapid expansion of business; dependence on key personnel and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

Results of Operations

Three and six months ended July 31, 2000 as compared to three and six months ended July 31, 1999.

     Total Revenues. Total revenues consist of net sales and royalty income. Total revenues increased 26.3% to $65.7 million for the three months ended July 31, 2000 from $52.0 million for the comparable period in 1999. For the six months ended July 31, 2000, total revenues increased 31.8% to $150.0 million from $113.8 million for the six months ended July 31, 1999. The increases in both of these periods reflect growth in both product sales and royalty income.

     Net sales. Net sales increased $13.6 million or 30.0% to $58.9 million for the three months ended July 31, 2000 from $45.3 million in the comparable prior period. For the six months ended July 31, 2000, net sales increased by $32.4 million or 31.0% to $137.2 million from $104.8 million in the comparable prior period. The increase in sales was the result of significant increases in private label and, to a lesser extent, increases in sales of branded merchandise. Within branded products, the largest increases in net sales year to date were experienced in the John Henry, Andrew Fezza, Grand Slam and PING brand names.

     Royalty Income. Royalty income remained steady at $6.7 million for the three months ended July 31, 2000 and 1999, while it increased 40.7% to $12.8 million for the six months ended July 31, 2000 from $9.1 million for the prior comparable period. The current year's periods includes income from the acquired John Henry, Manhattan, and Perry Ellis brands for the entire period. The prior year reflects such income from the dates of acquisition.

     Cost of sales. Cost of sales for the three and six month periods ended July 31, 2000 increased $11.5 million or 34.5% and $26.1 million or 33.7% to $44.8 million and $103.6 million from $33.3 million and $77.5 million in the prior comparable periods, respectively, reflecting the increase in net sales for these periods. As a percentage of net sales, cost of sales increased for the three and six month periods ended July 31, 2000, to 75.9% and 75.6% from 73.6% and 74.0% for the three and six month periods ended July 31, 1999. The increase in cost of sales as a percentage of net sales is a result of product mix change, the increase in private label business, which typically generates a lower profit margin, and markdown pressure at retail.

     Gross Profit. Gross profit was $20.9 million and $46.4 million, respectively for the three and six month periods ended July 31, 2000, compared to $18.7 million and $36.3 million for the comparable periods in 1999. The increases in gross profit reflect the increases in royalty income which have no associated cost of sales and the increased product sales.

     Selling, general and administrative expenses. Selling, general and administrative expenses, excluding depreciation and amortization, increased $1.6 million or 14.8% and $5.7 million or 27.1%, respectively, for the three and six month periods ended July 31, 2000 to $12.4 million and $26.7 million from $10.8 million and $21.0 million in the 1999 period. As a percentage of total revenue, selling, general and administrative expenses were 18.9% and 17.8% for the three and six months ended July 31, 2000 compared to 20.7% and 18.5% in the comparable 1999 period. The overall increase in selling, general and administrative costs were due to increased shipping expenses, advertising expenses and other variable selling and design expenses associated with the higher wholesale sales and to a lesser extent to payroll expenses associated with the acquired licensing operations.

     Depreciation and amortization. Depreciation and amortization for the three and six month periods ended July 31, 2000 increased to $1.5 million and $3.0 million, respectively, from $1.4 million and $2.4 million in the comparable 1999 period reflecting the additional amortization resulting from the brand acquisitions in 1999.

     Interest Expense. Interest expense increased $0.1 million and $2.0 million for the three and six months ended July 31, 2000, to $4.1 million and $7.9 million, respectively, from $4.0 million and $5.9 million in the comparable 1999 period. The increase is primarily attributable to the additional interest resulting from the $100 million subordinated debt offering as well as increased borrowings under the revolving credit agreement to support the increase in sales.

     Income taxes. For the three and six month periods ended July 31, 2000, the effective tax rate was 37.5% and 37.8% compared to 37.1% and 36.4%, respectively, for the comparable 1999 period. The increased tax rate is attributable to the loss of graduated rates and a low estimate in the prior year.

     Net income. Net income for the three and six months ended July 31, 2000 increased $0.2 million and $0.9 million to $1.8 million and $5.4 million from $1.6 million and $4.5 million, respectively, from the comparable 1999 period. As a percentage of total revenue, net income was 2.7% and 3.6% for the three and six months ended July 31, 2000 compared to 3.1% and 3.9% in the comparable 1999 period.

Liquidity and Capital Resources

     The Company relies primarily upon cash flows from operations and borrowings under its senior credit facility to finance operations and expansion. Cash provided by operating activities was $9.0 million in the six months ended July 31, 2000 compared to $14.2 million in the six months ended July 31, 1999. The decrease in cash flow is primarily attributable to the semi-annual payment of interest on the Company's $100 million debentures due in April 2000. In the prior year's period, interest expense was accrued but not payable until October, 1999.

     Net cash used in investing activities was $2.8 million for the six months ended July 31, 2000 which primarily reflects purchases of property and equipment and the payment for the Pro Player, Artex, Fun Gear and Salem Sportswear trademarks.

     Net cash used in financing activities for the six months ended July 31, 2000 totaled $5.9 million which was primarily the result of repayments of borrowings under the Company's senior credit facility.

     The Company has a senior credit facility consisting of a revolving credit facility of up to an aggregate amount of $75 million and a term loan in the aggregate amount of $15 million. The senior credit facility expires in October 2002. Borrowings are limited under the terms of a borrowing base calculation. Interest on borrowings is variable, based upon the Company's option of selecting a LIBOR plus 1.5% or the bank's prime rate. The facility contains covenants which require the Company to maintain certain financial and net worth ratios and restricts the payment of dividends. The Company's assets are pledged as collateral for the facility.

     Management believes that the combination of borrowing availability under the senior credit facility, existing working capital and funds anticipated to be generated from operating activities will be sufficient to meet the Company's anticipated operating and capital needs in the foreseeable future.

Effects of Inflation and Foreign Currency Fluctuations

     The Company does not believe that inflation or foreign currency fluctuations significantly affected its results of operations for the three and six months ended July 31, 2000 and 1999.

Market Risk in the Loans

     The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to borrowings under the senior credit facility.

PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

               (a) On June 12, 2000, the Company held its Annual Meeting of Shareholders (the "Meeting").

               (b)  Not applicable.

               (c)  At the Meeting, the following matters were voted upon:

         I.  ELECTION OF DIRECTORS

         The following table sets forth the name of each nominee and the voting with respect to each nominee for director.

                                         FOR              WITHHOLD AUTHORITY

Oscar Feldenkreis                     4,235,285                8,150

Joseph P. Lacher                      4,235,285                8,150

Richard W. McEwen                     4,235,285                8,150

Allan Zwerner                         4,235,285                8,150

         II. APPROVAL OF PROPOSAL TO ADOPT THE PERRY ELLIS INTERNATIONAL, INC. INCENTIVE COMPENSATION PLAN

     With respect to the foregoing matter, 3,988,296 shares were voted for in favor, 249,389 against and 5,750 shares abstained. There were no broker non-votes.

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

Date:  September 14, 2000





                                 By:  /s/ NEAL S. NACKMAN
                                 -----------------------------------------------
                                 Neal S. Nackman, Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION
-----------        -----------

   27.1            Financial Data Schedule