Form 10-Q
period 2000-10-31
PERRY ELLIS INTERNATIONAL INC
filed 2000-12-15
CIK 900349

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the Quarterly Period Ended October 31, 2000

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

Yes [X]  No [ ]

The number of shares outstanding of the registrant's common stock is 6,739,374 (as of December 13, 2000).

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   October 31, 2000  January 31, 2000
                                                                   ----------------  ----------------
                                                                     (unaudited)
 ASSETS

 Current Assets:

    Cash and cash equivalents                                        $     182,967    $     225,631
    Accounts receivable, net                                            55,915,887       46,006,774
    Inventories                                                         35,283,436       36,003,285
    Deferred income taxes                                                1,960,103        1,960,103
    Prepaid income taxes                                                        --        1,856,815
    Other current assets                                                 2,771,707        2,340,166
                                                                     -------------    -------------
           Total current assets                                         96,114,100       88,392,774

 Property and equipment, net                                             9,522,980        8,930,393

 Intangible assets, net                                                121,053,232      123,047,545

 Other                                                                   4,066,024        4,502,476
                                                                     -------------    -------------
                                                                     $ 230,756,336    $ 224,873,188
           TOTAL                                                     =============    =============

 LIABILITIES & STOCKHOLDERS' EQUITY

 Current Liabilities:

    Accounts payable                                                 $   3,443,560    $   5,763,401
    Accrued expenses                                                     3,737,882        3,919,581
    Income taxes payable                                                   832,693               --
    Accrued interest payable                                             1,175,431        4,410,631
    Other current liabilities                                            2,405,106        3,648,067
                                                                     -------------    -------------
           Total current liabilities                                    11,594,672       17,741,680

 Senior subordinated notes payable, net                                 99,111,667       98,988,667
 Deferred income tax                                                     2,841,084        2,841,084
 Long-term debt - senior credit agreement                               36,330,436       18,031,496
 Long-term debt - term loan                                                     --       11,250,000
                                                                     -------------    -------------
           Total long-term liabilities                                 138,283,187      131,111,247
                                                                     -------------    -------------

           Total liabilities                                           149,877,859      148,852,927
                                                                     -------------    -------------

 Stockholders' Equity:

 Preferred stock $.01 par value; 1,000,000 shares authorized;
    no shares issued or outstanding                                             --               --
 Class A Common Stock $.01 par value; 30,000,000 shares authorized;
    no shares issued or outstanding                                             --               --
 Common stock $.01 par value; 30,000,000 shares authorized;
    6,739,374 and 6,731,874 shares issued as of October 31, 2000
    and January 31, 2000, respectively                                      67,393           67,318
 Additional paid-in-capital                                             29,058,081       29,000,655
 Retained earnings                                                      52,711,372       46,952,288
                                                                     -------------    -------------
           Total                                                        81,836,846       76,020,261
 Common stock in treasury at cost; 145,000 shares as of
  October 31, 2000                                                        (958,369)              --
                                                                     -------------    -------------
           Total stockholders' equity                                   80,878,477       76,020,261
                                                                     -------------    -------------
           TOTAL                                                     $ 230,756,336    $ 224,873,188
                                                                     =============    =============

                 See Notes to Consolidated Financial Statements.

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                Three Months Ended October 31, Nine Months Ended October 31,
                                                ------------------------------ -----------------------------
                                                     2000           1999           2000            1999
                                                -------------   ------------   ------------   --------------
Revenues:

  Net Sales                                      $ 64,355,857   $ 66,618,418   $201,528,826   $171,370,287

  Royalty Income                                    6,275,228      6,453,288     19,115,446     15,513,345
                                                 ------------   ------------   ------------   ------------
       Total Revenues                              70,631,085     73,071,706    220,644,272    186,883,632

Cost of Sales                                      51,509,922     49,855,041    155,146,314    127,343,210
                                                 ------------   ------------   ------------   ------------

Gross Profit                                       19,121,163     23,216,665     65,497,958     59,540,422
                                                 ------------   ------------   ------------   ------------

Operating Expenses:

  Selling, General and Administrative Expenses     13,082,515     11,475,376     39,824,463     32,427,336
  Depreciation and Amortization                     1,575,377      1,363,049      4,601,051      3,745,266
                                                 ------------   ------------   ------------   ------------
       Total Operating Expenses                    14,657,892     12,838,425     44,425,514     36,172,602
                                                 ------------   ------------   ------------   ------------

Operating Income                                    4,463,271     10,378,240     21,072,444     23,367,820

Interest Expense                                    3,893,232      4,056,132     11,814,680      9,973,565
                                                 ------------   ------------   ------------   ------------

Income Before Income Taxes                            570,039      6,322,108      9,257,764     13,394,255

Income Taxes                                          218,689      2,358,028      3,498,680      4,931,292
                                                 ------------   ------------   ------------   ------------

Net  Income                                      $    351,350   $  3,964,080   $  5,759,084   $  8,462,963
                                                 ============   ============   ============   ============

Net Income per Share:
   Basic                                         $       0.05   $        .59   $       0.85   $       1.26
                                                 ============   ============   ============   ============
   Diluted                                       $       0.05   $        .58   $       0.85   $       1.24
                                                 ============   ============   ============   ============

Weighted Average Number of Shares Outstanding:
   Basic                                            6,739,374      6,725,490      6,737,878      6,724,986
   Diluted                                          6,772,743      6,879,748      6,805,559      6,851,480

                 See Notes to Consolidated Financial Statements.

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    NINE MONTHS ENDED OCTOBER 31,
                                                                  --------------------------------
                                                                       2000              1999
                                                                  -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $   5,759,084      $   8,462,963
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                    4,205,800          3,745,267
     Amortization of debt issue cost                                    452,214            419,090
     Amortization of bond discount                                      123,000             95,668
     Gain on sale of trademark                                          (33,176)                --
     Changes in operating assets and liabilities
          (net of effects of acquisitions):
          Accounts receivable, net                                   (9,937,919)       (22,363,166)
          Inventories                                                   693,443          2,334,738
          Prepaid income taxes                                        1,856,815                 --
          Other current assets                                         (422,365)         1,130,327
          Other assets                                                  (15,762)           219,221
          Accounts payable and accrued expenses                      (2,573,917)         2,296,115
          Income taxes payable                                          832,693         (1,813,212)
          Accrued interest payable                                   (3,235,200)         1,214,797
          Other current liabilities                                  (1,089,172)         2,280,686
                                                                  -------------      -------------
             Net cash used in operating activities                   (3,384,462)        (1,977,506)
                                                                  -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                   (2,016,432)          (897,924)
Payment on purchase of intangible assets                               (169,672)        (1,034,789)
Proceeds from sale of trademark                                         750,000                 --
Deposit/payment for acquired businesses                              (1,370,170)      (101,435,477)
                                                                  -------------      -------------
             Net cash used in investing activities                   (2,806,274)      (103,368,190)
                                                                  -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in borrowings under credit facilities       (11,250,000)        12,500,000
Net proceeds (payments) from long-term debt                          18,298,940         (1,237,315)
Net proceeds from bonds payable                                              --         98,852,000
Debt issuance costs                                                          --         (4,678,200)
Purchase of treasury stock                                             (958,369)                --
Proceeds from exercise of stock options                                  57,501            137,499
                                                                  -------------      -------------
             Net cash provided by financing activities                6,148,072        105,573,984
                                                                  -------------      -------------

NET (DECREASE) INCREASE IN CASH                                         (42,664)           228,288

CASH AT BEGINNING OF YEAR                                               225,631            173,493
                                                                  -------------      -------------

CASH AT END OF PERIOD                                             $     182,967      $     401,781
                                                                  =============      =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                     $  15,049,880      $   8,195,554
                                                                  =============      =============
     Income taxes                                                 $     720,000      $   5,803,580
                                                                  =============      =============

                 See Notes to Consolidated Financial Statements.

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1.  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   GENERAL

     The accompanying unaudited consolidated financial statements of Perry Ellis International, Inc. and Subsidiaries ("Perry Ellis" or "the Company") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2000. In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim periods presented and all adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended October 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

     Certain amounts in the prior period have been reclassified to conform to the current period's presentation.

2.   INVENTORIES

     Inventories are stated at the lower of cost or market on a first-in, first-out basis and consist principally of finished goods.

3.   LETTER OF CREDIT FACILITIES

     Borrowings and availability under letter of credit facilities consist of the following as of:

                                                                  October 31,            January 31,
                                                                     2000                   2000
                                                             ---------------------  ---------------------
Total letter of credit facilities                             $      52,000,000      $      52,000,000
Outstanding letters of credit                                       (34,283,687)           (33,300,358)
                                                             ---------------------  ---------------------
Total available                                               $      17,716,313      $      18,699,642
                                                             =====================  =====================

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

                           THREE MONTHS ENDED OCTOBER 31,      NINE MONTHS ENDED OCTOBER 31,
                         ---------------------------------   ---------------------------------
                               2000              1999              2000             1999
                         ---------------   ---------------   ---------------   ---------------
Revenues:
      Product            $    64,355,857   $    66,618,418       201,528,826   $   171,370,287
      Licensing                6,275,228         6,453,288        19,115,446        15,513,345
                         ---------------   ---------------   ---------------   ---------------
Total Revenues           $    70,631,085   $    73,071,706   $   220,644,272   $   186,883,632
                         ===============   ===============   ===============   ===============

Operating Income:
      Product            $       367,699   $     4,820,902   $     8,301,484   $    10,862,942
      Licensing                4,095,572         5,557,339        12,770,960        12,504,878
                         ---------------   ---------------   ---------------   ---------------
Total Operating Income   $     4,463,271   $    10,378,241   $    21,072,444   $    23,367,820
                         ===============   ===============   ===============   ===============

5.   TRADEMARK ACQUISITIONS

     On July 5, 2000, Perry Ellis acquired intellectual property for approximately $1.3 million which includes the following trademarks: Pro-Player, Artex, Fun Gear and Salem Sportswear. Pro-Player is a well-known brand in the sports apparel business with distribution in department stores and middle market retailers.

6.   SHARE REPURCHASE

     On July 11, 2000 the board of directors of Perry Ellis approved a share repurchase program in which up to 500,000 shares of common stock may be purchased from time to time during the following 12 months. The shares will be purchased in the open market or in privately negotiated transactions. As of October 31, 2000, the Company had repurchased 145,000 shares at an average price of $6.61 per share.

7.   SUBSEQUENT EVENT

     On November 22, 2000, the Company completed the purchase of various trademarks including the Mondo di Marco(R) trademark from the bankruptcy estate of Mondo, Inc. for $1.75 million.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, risk related to fashion trends; the retail industry; reliance on key customers; contract manufacturing; foreign sourcing; import and export restrictions; competition; seasonality; rapid expansion of business; dependence on key personnel and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

Results of Operations

Three and nine months ended October 31, 2000 as compared to three and nine months ended October 31, 1999.

     Total revenues. Total revenues consist of net sales and royalty income. Total revenues decreased 3.4% to $70.6 million for the three months ended October 31, 2000 from $73.1 million for the comparable period in 1999. For the nine months ended October 31, 2000, total revenues increased 18.1% to $220.6 million from $186.9 million for the nine months ended October 31, 1999. The decline for the three month period is primarily the result of a decrease in product sales as described below. The increase in the nine month period reflects growth in both product sales and royalty income.

     Net sales. Net sales decreased 3.3% to $64.4 million for the three months ended October 31, 2000 from $66.6 million in the comparable prior period, relating to a decline in the department store and urban wear channels of distribution. For the nine months ended October 31, 2000, net sales increased by $30.1 million or 17.6% to $201.5 million from $171.4 million in the comparable prior period. The increase in sales was the result of significant increases in private label and, to a lesser extent, increases in sales of branded merchandise. Within branded products, the largest increases in net sales year to date were experienced in the Crossings, John Henry, Grand Slam and PING brand names.

     Royalty income. Royalty income decreased by $0.2 million to $6.3 million for the three months ended October 31, 2000 from $6.5 in the comparable prior period, while it increased 23.2% to $19.1 million for the nine months ended October 31, 2000 from $15.5 million for the comparable prior period. The decline in the three month period was largely attributable to the financial difficulty being experienced by a Perry Ellis licensee. The current nine month period includes income from the acquired John Henry, Manhattan, and Perry Ellis brands for the entire period. The prior year reflects such income from the dates of acquisition.

     Cost of sales. Cost of sales for the three and nine month periods ended October 31, 2000 increased $1.6 million or 3.2% and $27.8 million or 21.8% to $51.5 million and $155.1 million from $49.9 million and $127.3 million in the comparable prior periods, respectively, reflecting primarily the increase in the number of units sold for both the three and nine month periods. As a percentage of net sales, cost of sales increased for the three and nine month period ended October 31, 2000 to 80.0% and 77.0% from 74.9% and 74.3% for the three and nine month periods ended October 31, 1999. The increase in cost of sales as a percentage of net sales is a result of product mix changes and increased markdown allowances.

     Gross Profit. Gross profit was $19.1 million and $65.5 million, respectively, for the three and nine month periods ended October 31, 2000, compared to $23.2 million and $59.5 million for the comparable periods in 1999. The decrease in gross profit for the three month period reflects the change in product mix, while the increase in gross profit for the nine month period reflects increases in royalty income which have no associated cost of sales and the increased product sales.

     Selling, general and administrative expenses. Selling, general and administrative expenses, excluding depreciation and amortization, increased $1.6 million or 14.0% and $7.4 million or 22.8%, respectively, for the three and nine month periods ended October 31, 2000 to $13.1 million and $39.8 million from $11.5 million and $32.4 million in the 1999 period. As a percentage of total revenue, selling, general and administrative expenses were 18.6% and 18.0% for the three and nine months ended October 31, 2000 compared to 15.7% and 17.3% in the comparable 1999 period. The increase in selling, general and administrative costs were attributable to higher payroll, advertising and warehouse costs associated with increased inventory and shipping activity.

     Depreciation and amortization. Depreciation and amortization for the three and nine month periods ended October 31, 2000 increased to $1.6 million and $4.6 million, respectively, from $1.4 million and $3.7 million in the comparable 1999 period. The increase in the nine month period ending October 31, 2000 reflects the additional amortization resulting from the brand acquisitions in 1999.

     Interest expense. Interest expense decreased $0.2 million for the three months to $3.9 million and increased $1.8 million for the nine month period ending October 31, 2000 to $11.8 million from $4.1 million and $10.0 million in the comparable 1999 period. The increase for the nine month period is primarily attributable to the additional interest resulting from the $100 million subordinated debentures as well as increased borrowings under the revolving credit agreement to support the increase in sales.

     Income taxes. For the three and nine month periods ended October 31, 2000, the effective tax rate was 38.4% and 37.3% compared to 37.7% and 36.8%, respectively, for the comparable 1999 period. The increased tax rate is attributable to the loss of graduated rates and a low estimate in the prior year.

     Net income. Net income for the three and nine months ended October 31, 2000 decreased $3.6 million and $2.7 million to $0.4 million and $5.8 million, respectively, from $4.0 million and $8.5 million, respectively, from the comparable 1999 period. As a percentage of total revenue, net income was 0.6% and 2.6% for the three and nine months ended October 31, 2000 compared to 5.5% and 4.6% in the comparable 1999 period.

Liquidity and Capital Resources

     The Company relies primarily upon cash flows from operations and borrowings under its senior credit facility to finance operations and expansion. Cash used in operating activities was $3.4 million in the nine months ended October 31, 2000 compared to $2.0 million in the nine months ended October 31, 1999. The decrease in cash flow is primarily attributable to the reduced net income in the current period.

     Net cash used in investing activities was $2.8 million for the nine months ended October 31, 2000 which primarily reflects purchases of property and equipment and the payment for the Pro Player, Artex, Fun Gear and Salem Sportswear trademarks.

     Net cash provided by financing activities for the nine months ended October 31, 2000 totaled $6.1 million which was primarily the result of net borrowings under the Company's senior credit facility.

     The Company has a senior credit facility consisting of a revolving credit facility of up to an aggregate amount of $75 million and a term loan in the aggregate amount of $15 million. The senior credit facility expires in October 2002. Borrowings are limited under the terms of a borrowing base calculation. Interest on borrowings is variable, based upon the Company's option of selecting a LIBOR plus 2.0% or the bank's prime rate. The facility contains covenants which require the Company to maintain certain financial and net worth ratios and restricts the payment of dividends. The Company's assets are pledged as collateral for the facility.

     Management believes that the combination of borrowing availability under the senior credit facility, existing working capital and funds anticipated to be generated from operating activities will be sufficient to meet the Company's anticipated operating and capital needs in the foreseeable future.

Effects of Inflation and Foreign Currency Fluctuations

     The Company does not believe that inflation or foreign currency fluctuations significantly affected its results of operations for the three and nine months ended October 31, 2000 and 1999.

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

Date:    December 15, 2000





                                       By:  /s/ NEAL S. NACKMAN
                                       ----------------------------------------
                                       Neal S. Nackman, Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.        EXHIBIT DESCRIPTION
-----------        -------------------

  EX 27            Financial Data Schedule