Form 10-K405
period 2001-01-31
PERRY ELLIS INTERNATIONAL INC
filed 2001-04-19
CIK 900349

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The number of shares outstanding of the Registrant's Common Stock is 6,579,374 (as of April 16, 2001).

The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $23,345,132 (as of April 16, 2000).

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

Portions of the Company's Proxy Statement for the 2001 Annual Meeting - Part III

Unless the context otherwise requires, all references to "Perry Ellis," the "Company," "we," "us" or "our" include Perry Ellis International, Inc. and its subsidiaries. References in this report to annual financial data for Perry Ellis refer to fiscal years ending January 31. This Form 10-K contains trademarks held by us and those of third parties.

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

         o  Our ability to compete effectively in our chosen market segments;

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

                                     PART I

Item 1.  Business

Overview

         We are a leading licensor, designer and marketer of a broad line of high quality men's sportswear, including sport and dress shirts, golf sportswear, sweaters, casual and dress pants and shorts to all levels of retail distribution. We license our trademark portfolio domestically and internationally for apparel and other products which we do not sell including dress sportswear, outerwear, fragrances and accessories. We have built a broad portfolio of brands through selective acquisitions and the establishment of our own brands over our 34-year operating history. Our distribution channels include regional, national and international department stores, chain stores, mass merchandisers and specialty stores throughout the United States, Puerto Rico and Canada. We are one of the top branded suppliers to department stores in the knit and woven shirt product categories. Our largest customers include Wal-Mart Stores, Inc., J.C. Penney Company, Inc., Target Corp., Mervyn's, Kohl's Corporation, and Sears Roebuck & Co. We currently use over 100 independent suppliers, located in the Far East, other parts of Asia, Mexico, and Central America.

         Through acquisition of brands and internal growth, we have experienced significant overall growth in recent years. Our total revenues have increased to $287.4 million for fiscal year 2001 from $159.0 million for fiscal year 1997, representing a compound annual growth rate of 16.0%. During that same period, our EBITDA (as defined in item 6, see "Summary Historical Financial Information") grew to $34.4 million from $12.3 million, representing a compound annual growth rate of 29.4%.

         We own or license the brand names under which most of our products are sold. These brand names include Crossings,(R) Cubavera,(R) Havana Shirt Co.(R) and Natural Issue(R) for casual sportswear, John Henry(R) and Manhattan(R) for dress casual wear, Perry Ellis(R), Mondo di Marco(R) and Andrew Fezza(R) for dress sportswear, Perry Ellis America(R) for jeans wear, PING(R) and Munsingwear(R) for golf sportswear, and Pro Player(R) for activewear. Through our "family of brands" marketing strategy, we seek to develop and enhance a distinct brand name for each product category within each distribution channel. We also produce goods sold under the private label program of our various retail customers. We market our brands to a wide range of segments, targeting consumers in specific age, income and ethnic groups. Currently, our products are predominantly produced for the men's segment of the apparel industry, in which fashion trends tend to be less volatile than in other segments. The percentage of our net sales from branded products decreased to 66.0% in fiscal year 2001 from 79.0% in fiscal year 2000.

         We also license our proprietary brands to third parties for the manufacture and marketing of various products, some of which we do not sell, including fragrances, underwear, active wear, loungewear and outerwear. In addition to generating additional sources of revenue for us, these licensing arrangements raise the overall awareness of our brands.

         We believe that our competitive strengths position us well to capitalize on several trends that have affected the apparel sector in recent years. These trends include the consolidation of the department and chain store sectors into a smaller number of stronger retailers, which represent some of our most important customers; the increased reliance of retailers on reliable suppliers with design expertise and advanced systems and technology; and the continued importance of strong brands as a source of product differentiation.

Acquisitions in Fiscal 2001

         On July 5, 2000, we acquired the Pro Player(R) trademark for $1.3 million. Pro Player has been a leader in the activewear category with wide cross-generational appeal among sports enthusiasts and was in the sports apparel business with distribution in department stores and middle market retailers. On November 20, 2000, we acquired the Mondo di Marco(R) trademark for $1.8 million. At the time of its acquisition, Mondo di Marco was a leading brand in the dress sportswear category and was sold in upper tier specialty and department stores in the U.S. and Europe.

Competitive Strengths

We believe that we have the following competitive advantages in our industry:

         Portfolio of Family of Brands. We own and distribute eight major brands (Perry Ellis, Munsingwear, Crossings, Natural Issue, John Henry, Manhattan, Mondo di Marco and Grand Slam(R)) with over 40 sub-brands (such as Penguin(R) and Career Club(R)). We also design, source and market two other major brands (Andrew Fezza and PING), which we license under existing agreements with various expiration dates and renewal options. We also license the Perry Ellis, John Henry, Manhattan, Natural Issue, Pro Player and Munsingwear brands to licensees for products that we do not sell directly to retailers. These brands enjoy national recognition in their respective sectors of the market and have a loyal consumer and retailer following. Brand recognition is critical in the apparel industry, where strong brand names help define consumer preferences and drive department store floor space allocation.

         Strong Retailer Relationships. We believe our established relationships with retailers at all distribution levels give us the opportunity to maximize the selling space dedicated to our products, monitor our brand presentation and merchandising selection, and introduce new brands and products. We have long-standing relationships with our largest customers, which include J.C. Penney and Sears Roebuck (more than 21 years), Federated Department Stores (14 years), Wal-Mart (12 years), Kohl's (8 years) and Target Corp. (7 years). We believe that we have maintained these relationships as a result of our quality brand name products and our dedication to customer service. Management, in conjunction with our staff of sales people and commissioned agents, meets with our major customers frequently to review product offerings, establish and monitor sales plans, and design joint advertising and promotional campaigns. We believe our reliable delivery times, consistent product quality and quick response to fashion trends and inventory demands allow us to meet our retailers' current requirements. In addition, our global sourcing network, design expertise, advanced systems and technology, and warehousing facility enhance our ability to meet the changing and increasing needs of our retailers.

         Strong Licensing Capabilities and Relationships. By actively licensing the brands we own, we have gained significant experience in identifying potential licensing opportunities and have established relationships with many active licensees. Our acquisitions of the Perry Ellis, John Henry, and Manhattan brands in fiscal 2000 have positioned us in more retail outlets with more exposure nationally and internationally. We believe that over the past two years we have successfully integrated these new brands into our business. We believe that our broad portfolio of brands appeals to licensees because it gives them the opportunity to sell their products into many different retail distribution channels. For example, a manufacturer of men's accessories might license the Crossings brand to sell to national department stores or the Munsingwear brand to target mass merchandisers. Further, by aligning our expertise among our licensees, we have been able to enhance our sourcing capabilities, and plan our marketing on an aggregate basis to maximize return on investment. We believe that our licensing expertise, which is supported by a dedicated staff, will allow us to continue marketing our brands to apparel producers effectively.

         World-Wide Low-Cost Sourcing Capabilities. Our global network of suppliers enables us to purchase apparel products at competitive cost without sacrificing quality, while at the same time reacting quickly to our retailers' needs and maximizing production flexibility. We developed this expertise through more than 34 years of experience in purchasing our products from suppliers around the world. No individual supplier in fiscal 2001 accounted for more than 10.0% of our total sourcing needs. We currently maintain a staff of experienced professionals principally located in the United States, Korea, China, Taiwan and Mexico, and a global network of ten sourcing and quality assurance offices, which closely monitor our suppliers to maintain strict quality standards and identify new sourcing opportunities. By sourcing our products, we manage our inventories more effectively and do not incur the costs of maintaining and operating production facilities.

         Design Expertise and Advanced Technology. Our in-house staff consists of 11 senior designers, who have an average of 18 years of experience, and are supported by a staff of 20 other design professionals. Together, they design substantially all of our products utilizing computer-aided design technology. The use of this technology minimizes the time-consuming and costly production of actual sewn samples prior to customer approval. It also allows us to create custom-designed products meeting the specific needs of our customers and facilitates a quick response to changing fashion trends. Our computer-aided design system was recently upgraded to allow us to enhance our design technology and instantaneously share our designs with our suppliers globally and react quicker to new product development.

         Capacity for Growth. We are leveraging our recent investments in infrastructure and our skilled personnel to accommodate future internal growth and selected acquisitions. Our 240,000 sq. ft. office and warehouse facility in Miami with 170,000 sq. ft. of warehouse space has positioned us to increase capacity to handle current growth. A second warehouse to handle our PING business, as well as a third warehouse to handle overflow and some of our bulk shipments, has freed up space in our main warehouse to accommodate our bulk and replenishment programs. These facilities, as well as the two showrooms in New York City, are sufficient to accommodate current operations and additional personnel.

         Proven Ability to Integrate Acquisitions. Since 1993, we have selectively acquired and integrated seven major brands, which currently have over 40 sub-brands. We selectively target brands that we believe are under-performing and can be revitalized using our competitive strengths. To date our most significant brand purchases were our acquisitions of the Munsingwear brand in 1996, the Perry Ellis, John Henry and Manhattan brands in 1999, and the Mondo di Marco and Pro Player brands in 2000. As part of an extensive integration process, we:

         o improved the responsiveness to market trends by applying our design and sourcing expertise;

         o communicated new positioning of the brands through various wide-ranging marketing programs;

         o continued licensing operations immediately upon acquisition without interruption;

         o solidified the management team to design and market licensing brands;

         o  repositioned the brands based on our "family of brands" strategy;

         o renegotiated existing contracts and developed new licensing agreements in new segments and markets; and

         o implemented the sourcing and distribution of products previously licensed.

         We believe that we continue to have the ability to successfully integrate additional brands into our family of brands, revitalizing them consistent with our competitive strengths.

         Experienced Management Team. Our senior management team averages nearly 20 years of experience in the apparel industry. Our management team also has significant experience in developing and revitalizing brand names, licensing brands, has an established reputation with retailers, the trade and the financial community, and possesses a diverse skill base, which incorporates brand marketing, sourcing and management information systems.

Business Strategy

         Our "family of brands" marketing approach is designed to develop a distinct brand for each product category within each distribution channel. For example, our golf sportswear designs for the mass merchants distribution channel are sold under the Munsingwear brand, for department stores under the Grand Slam brand, and for higher end retailers, golf shops and resorts under the PING brand. By differentiating our brands in this manner, we can better satisfy the needs of each type of retailer by offering brands tailored to their specific distribution channel while not saturating our retail market. In addition, we believe that this strategy helps insulate us from changing retail patterns, allows us to maintain the integrity of each distribution channel, and helps prevent brand erosion.

         Our objective is to develop and enhance our brands by:

         o  carefully maintaining distinct distribution channels for each brand;

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

To achieve our objective, we have adopted a strategy based on the following elements:

         Increase Brand Name Recognition. We intend to enhance recognition of our brand names by promoting our brands at the retailer and consumer levels. We conduct cooperative advertising in print and broadcast media in which various retailers feature our products in their advertisements. We have also begun direct consumer advertising in select markets by placing highly visible billboards, sponsorships, special event advertisements and magazine advertisements in periodicals such as Men's Health and GQ. Licensing our brands to third parties also serves to enhance brand recognition by providing increased consumer exposure. We also continue to maintain web sites for each of our major brands to take advantage of opportunities created by the Internet.

         Increase Distribution. We intend to increase the distribution of our existing products by expanding the number of regional and national retailers that carry our brands and gaining greater penetration in the number of stores in which each of these retailers sells our products. This increased exposure should broaden our established reputation at the retail and consumer levels. We selectively pursue new channels of distribution for our products, focusing on maintaining the integrity of our products and reinforcing our image at existing retail stores, as well as introducing our products to geographic areas and consumer sectors that are presently less familiar with them.

         Continue To Diversify Product Line. We intend to broaden the range of our product lines, capitalizing on the name recognition, popularity and discrete target customer segmentation of each major brand. For example, we expanded into dress sportswear with the licensing of the Andrew Fezza brand and high-end golf sportswear with the licensing of the PING brand. Recently, we expanded into activewear with the Pro Player and Perry Ellis America brands and augmented our dress sportswear business with the Mondo di Marco brand.

         Adapt To Changing Marketplace. The apparel business continues to present new challenges in changing styles and consumer tastes, getting goods to market, and reacting to the technologies employed by the retailers and imposed on suppliers. By continuing to strive for improvements in our design department we continue to develop new designs suited to the various lifestyles we cater to. Our continuing commitment to sourcing and logistics enables us to meet the time pressures of gearing up for the new sales seasons, and reacting quickly to customer demands. Some examples of our ability to meet the challenges in our business follow:

         o We recently started distribution into the corporatewear market (alternatively known as the Advertising Specialty Industry or "ASI" market) which is geared towards selling merchandise to large corporations as uniforms and for promotional activities. We diversified our internal sales structure to better service these customers and their sales channels. Accordingly, we recorded sales in this new distribution channel for the first time during this past fiscal year.

         o In response to increased private label programs being promoted by some of our retail customers, we augmented our branded supply with private label goods. While these goods generally have lower initial profit margins, they represent a steady source of supply for the retailer and generate meaningful revenues for the supplier. Much of our increase in fiscal year 2001 revenues came from an increased focus on private label programs.

         o We believe our ability to adapt quickly to changes, or take the lead in changing the way we conduct our business, is a major factor that drives our success.

         Expand Licensing Activities. Since acquiring Munsingwear in 1996, we have significantly expanded the licensing of our brands to third parties for various product categories. The acquisitions of the Perry Ellis, John Henry, Manhattan, Pro Player and Mondo di Marco brands have provided us, and will continue to provide us, with further significant licensing opportunities. We have and are using these nationally recognized brands to expand our licensing activities, particularly with respect to product categories such as women's wear and activewear, and into historically underserved geographic areas, such as Latin America, Europe and Asia. We are continually working with our licensees to strengthen their marketing efforts, thereby increasing our revenues.

Brands

         The key components of our brand strategy are to: (a) provide consistent quality products, (b) distribute the brands in distinct channels of distribution, and (c) reinforce and capitalize on the brand's image through new product development and image advertising. This strategy has enabled us to increase our customer base, license our brands to third parties and develop sub-brands.

         Nearly 66.0% of our products are sold under brands we own or license from third parties. We currently own six nationally recognized brands whose products we source and sell to retailers. These brands include Natural Issue, Munsingwear, Grand Slam, John Henry, Manhattan and Crossings. There have been over 40 sub-brands developed from these six major brands. We also distribute the PING and Andrew Fezza brands under license arrangements.

         We license Perry Ellis, our premier brand, as well as those brands which we use for products we source and sell. Our depth of brand selection enables us to target consumers across a wide range of ages, incomes and lifestyles.

         Perry Ellis. We acquired the Perry Ellis brand in 1999, which is associated with quality, value and innovative designs and appeals to high-income, status conscious, 25-50 year old men and women. We license the Perry Ellis brand to third parties.

         Natural Issue. We developed the Natural Issue brand in 1988 to appeal to middle-income men who are 25-55 years old. The brand is now well established and we have positioned it to be associated with value and quality. Natural Issue products include shirts, sweaters, pants and shorts and are primarily sold in national chain stores, such as Kohl's, J.C. Penney and Mervyn's at retail price points ranging from $19.99 to $24.99.

         Munsingwear and Grand Slam. We purchased the Munsingwear and Grand Slam brands along with their associated sub-brands in 1996 to appeal to the middle-income 30-70 year-old men who are sports enthusiasts. These well-known brands are identified by their signature penguin logo and have over 100 years of history. We have positioned the Munsingwear brands to be associated with fashion at a moderate price in specialty and sporting goods stores at retail price points ranging from $12.99 to $34.99. Munsingwear and Grand Slam products include golf shirts, vests, jackets, pants and shorts. The Munsingwear brand is primarily sold in regional department stores at retail price points ranging from $18.99 to $24.99. The Grand Slam brand is primarily sold in department stores such as Federated Department Stores and May Department Stores at retail price points ranging from $24.99 to $34.99.

         Some of the successful sub-brands of the Munsingwear brand include the Munsingwear Lifestyle sub-brands for casual sportswear and the Munsingwear Golf and Slammer sub-brands for golf sportswear. These sub-brands are sold primarily to regional mass merchandisers such as Meijer Inc. at retail price points ranging from $18.99 to $24.99.

         We also offer golf sportswear under the Grand Slam Tour sub-brand, which is sold primarily in golf shops and top tier stores, and the Penguin Sports sub-brand, which is sold primarily to the chain stores. The retail price points of the Grand Slam Tour and Penguin Sport sub-brands are $24.99 to $39.99 and $19.99 to $24.99, respectively.

         Crossings. We purchased the well-known Crossings sweater brand in 1997 in order to increase our product offerings to include sweaters and to appeal to middle-income 25-55 year-old men. We positioned the brand to be associated with value and quality and have expanded it to include shirts, shorts and pants. The Crossings brand is primarily sold to department stores such as Federated Department Stores, May Department Stores and Saks, Inc. at retail price points ranging from $19.99 to $30.99.

         John Henry. This brand, which we originally licensed and then acquired in 1999, appeals to middle income 25-45 year old men. The brand is well known and is associated with quality and value. Our product offerings form a "dress casual collection". The John Henry brand is primarily sold to Sears Roebuck (both in the United States and Canada) and Mervyns at price points ranging from $20.00 to $38.00

         Manhattan. We acquired the Manhattan trademark in March 1999. We currently offer a collection sold at K-Mart consisting of pants, shirts and sweaters, in a variety of styles and patterns geared towards a casual lifestyle. The brand appeals to 25 to 65 year old men and is sold at retail price points ranging from $12.99 to $22.99. Manhattan is recognized internationally as a leader in value priced dress shirts.

         Cubavera(R). In 1999, we introduced the Cubavera line of clothing to appeal to the growing tropical and Latin influences on consumers' style and tastes. Cubavera is currently sold in major department stores such as Federated Department Stores and May Department Stores, as well as specialty shops around the country. The Cubavera line currently sells at retail price points ranging from $29.99 to $39.99.

         PING. We have an apparel master license for the prestigious PING golf brand which appeals to high-income 25-50 year-old men who are status conscious. The license has an initial term expiring in December 2003 with the possibility of renewal depending on satisfactory performance of our obligations under the licensing agreement. The brand is a well-known and prestigious golf brand, which we positioned to be associated with the highest standard of quality in the golf business. Currently, we sell golf shirts, sweaters, shorts and outerwear under this brand. The brand is sold primarily in the golf shops and top-tier specialty stores at retail price points ranging from $50.00 to $105.00.

         Andrew Fezza. We license the Andrew Fezza brand which appeals to high-income 25-50 year-old men who enjoy shopping for designer clothes. The license covers the United States, its territories and possessions and has an initial term expiring in June 2003. We have an option to renew for an additional five years depending on satisfactory performance of our obligations under the licensing agreement. Andrew Fezza is a recognized living American designer who is actively involved with the design and marketing of the brand. We have positioned the brand to be associated with a classic European style at a moderate price. Andrew Fezza's products include shirts and pants. The Andrew Fezza brand is primarily sold to department stores such as May Department Stores, Federated Department Stores and Saks Inc. at retail price points ranging from $21.99 to $29.99 for shirts, and $19.99 to $34.99 for pants.

         Perry Ellis America. We began designing, sourcing and marketing the jeanswear collection under the Perry Ellis America brand in fiscal year 2001 and expect to start generating revenues in fiscal year 2002. The Perry Ellis America brand is expected to appeal to 18 to 30 year old men, and to be sold at department stores and young men's specialty stores at retail price points ranging from $20.00 to $65.00 for tops and $45.00 to $75.00 for bottoms.

         Private Label. In addition to our sales of branded products, we sell products to retailers for marketing as private label, own-store lines. In fiscal year 2001, we sold private label products to Wal-Mart, J.C. Penney, Sears Roebuck, Meijer Inc. and Target Corp. Private label sales generally yield lower profit margins than comparable branded products, but can achieve increased sales volumes for us. The increase in private label sales was the main reason for our increase in net sales in fiscal 2001 over the prior year. Private label sales accounted for approximately 34.0%, 21.0% and 18.6% of net sales during fiscal years 2001, 2000 and 1999 respectively.

Products and Product Design

            We offer a broad line of high quality men's sportswear, including woven and knit sport shirts, golf sportswear, sweaters, casual and dress pants and shorts. Substantially all our products are designed by our in-house staff utilizing our advanced computer-aided design technology. This technology enables us to produce computer-generated simulated samples that display how a particular style will look in a given color and fabric. These samples can be printed on paper or directly onto fabric to more accurately present the colors and patterns to a potential retailer. In addition, we can quickly alter the simulated sample in response to retailer comments, such as a request to change the colors, print layout, collar style and trimming, pocket details and/or placket treatments. The use of computer-aided design technology minimizes the time-consuming and costly need to produce actual sewn samples prior to retailer approval and allows us to create custom-designed products meeting the specific needs of a retailer.

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

         Our products include:

         Shirts. We offer a broad line of sport shirts, which include cotton and cotton-blend printed, yarn-dyed and solid knit shirts, cotton woven shirts, silk, cotton and rayon printed button front sport shirts, linen sport shirts, golf shirts, and embroidered knits and woven shirts. Our shirt line also includes brushed twill shirts, jacquard knits and yarn-dyed flannels. In addition, we are also the leading distributor in the United States of Guayabera shirts. We market shirts under a number of our own brands as well as the private labels of our retailers. Our shirts are produced in a wide range of men's sizes, including sizes for the big and tall men's market. Sales of shirts accounted for approximately 74%, 78% and 82% of our net sales during fiscal years 2001, 2000, and 1999, respectively.

         Pants. Our pants lines include a variety of styles of wool, wool-blend, linen and poly/rayon dress pants, casual pants in cotton and poly/cotton and linen/cotton walking shorts. We offer our pants in a wide range of men's sizes and generally market them as complementary to our shirt lines. Sales of pants accounted for approximately 20%, 16% and 11 % of our net sales during fiscal 2001, 2000 and 1999, respectively.

         Other Products. We began to offer sweaters when we purchased the Crossings brand in 1997 and have developed a meaningful business under our existing brands as well as private label. The majority of the other products we sell are sweaters, which accounted for approximately 6%, 5% and 4% of net sales during fiscal years 2001, 2000 and 1999 respectively. Sales of other products (including sweaters) accounted for approximately 6%, 6% and 7% of net sales during each of fiscal years 2001, 2000 and 1999, respectively.

Marketing and Distribution

              We market our apparel products to retailers principally through the direct efforts of an in-house sales staff, independent commissioned sales representatives who work exclusively for us, and other non-exclusive independent commissioned sales representatives, who generally market other product lines as well as ours. We also attend major industry trade shows in the fashion, golf, and corporate sales areas.

         We also advertise to retailers through print advertisements in a variety of trade magazines and newspapers. In order to promote our men's sportswear at the retail level, we conduct cooperative advertising in print and broadcast media in which our products are featured by various retailers in their advertisements and the cost of the advertisements is shared with the retailers. We also conduct various in-store marketing activities with our retailers, such as retail events and promotions such as gift-with-purchase, purchase-with-purchase and register-to-win promotions. We also place displays and signs of our product line in retail establishments. These events and promotions are in great part orchestrated to coincide with high volume shopping times such as holidays (Christmas, Thanksgiving, etc.) and Father's Day.

         We started direct consumer advertising in selected markets featuring the Perry Ellis, Natural Issue, John Henry, Grand Slam and Munsingwear brand names through the placement of highly visible billboards, sponsorships, and special event advertising. We also maintain informational Web sites featuring our brands. We create and implement editorial and public relations strategies designed to heighten the visibility of our brands. All these activities are coordinated around each brand in an integrated marketing approach.

              The following table sets forth the principal brand names for our product categories at different levels of retail distribution:

-------------------------------------------------------------------------------------------------------
 Retail Distribution                       Dress            Jeans                         Sports
        Level           Casual             Casual            Wear           Golf         Apparel
-------------------------------------------------------------------------------------------------------
Upscale                                Mondo di Marco
Department Store                       PING Collection
-------------------------------------------------------------------------------------------------------

Department Store     Crossings         Andrew Fezza        Perry Ellis   PING Collection
                     Cubavera          Perry Ellis (1)     America       Grand Slam
                     Havana Shirt Co.  Perry Ellis America
-------------------------------------------------------------------------------------------------------

Chain Stores         Natural Issue     John Henry (2)      Natural Issue Penguin Sport    Pro Player
                                                           Jeanswear
-------------------------------------------------------------------------------------------------------
Mass Market          Munsingwear       Manhattan (2)                     Munsingwear
-------------------------------------------------------------------------------------------------------

Green Grass(3)                                                           PING Collection
-------------------------------------------------------------------------------------------------------

Corporate                              Perry Ellis (1)                   PING Collection

-------------------------------------------------------------------------------------------------------

(1) We are primarily a licensor for the Perry Ellis brand in the dress sportswear category.
(2) We are the seller, licensor and wholesaler of the John Henry brand and licensor of the Manhattan brand in the dress shirt category.
(3)      This includes high end specialty golf shops and resorts.

         We believe that customer service is a key factor in successfully marketing our apparel products and seek to provide retailers with a high level of customer service. We coordinate efforts with retailers to develop products meeting their specific needs using our design expertise and computer-aided design technology. Utilizing our well-developed sourcing capabilities, we strive to produce and deliver products to our customers on a timely basis.

         Our in-house sales staff is responsible for retailer follow-up and support, including monitoring prompt order fulfillment and timely delivery. We utilize an Electronic Data Interchange ("EDI") system for certain retailers in order to provide advance-shipping notices, process orders and conduct billing operations. In addition, certain retailers use the EDI system to communicate their weekly inventory requirements per store to us electronically. We then fill these orders either by shipping directly to the individual stores or by sending shipments, individually packaged and bar coded by store, to a retailer centralized distribution center.

Sources of Supply

         We currently use independent contract manufacturers, principally all of whom are overseas, to produce all of our products. We have over 100 suppliers from countries in the Far East and other parts of Asia and over 30 suppliers in Mexico and in other countries in Central America. We believe that the use of numerous independent suppliers allows us to maximize production flexibility while avoiding significant capital expenditures and the costs of maintaining and operating production facilities.

         We maintain offices in Beijing and Guangzhou, China, Seoul, South Korea, Taipei, Taiwan and Mexico City, Mexico. We also operate through independent agents based in Thailand, Hong Kong, Pakistan, Korea, Turkey, Indonesia, India, Sri Lanka, United Arab Emirates and South Africa to source our products in 28 countries worldwide and to monitor production at contract manufacturing facilities in order to ensure quality control and timely delivery. Similar functions with respect to our Central American suppliers are performed by our personnel based in our Miami, Florida and Mexico City, Mexico offices. We conduct inspections of samples of every shipment of each product prior to cutting by contractors, during the manufacturing process and prior to shipment. We also have full-time quality assurance inspectors in the Dominican Republic, Honduras, El Salvador, Guatemala, Shanghai, and in each of our overseas offices. Finished goods are generally shipped to our Miami, Florida facility for repackaging and distribution to customers.

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

Licensing Operations

         For the past six years, we have been actively licensing the brands we own. The licensing of our brands to third parties for various product categories is one of our strategies. The licensing of our brands enhances their image by widening the range and distribution of these products without requiring us to make significant capital investments or incur significant operating expenses. As a result of this strategy, we have gained significant experience in identifying potential licensing opportunities and have established relationships with many active licensees.

         We are currently the licensor of approximately 100 license agreements for various products including sportswear, outerwear, underwear, activewear, women's sportswear, fragrances and loungewear. Sales of licensed products by our licensees were approximately $577.8 million, $485.0 million and $79.0 million in fiscal years 2001, 2000 and 1999, respectively. We received royalties from these sales of approximately $25.8 million, $22.8 million and $3.1 million in fiscal years 2001, 2000 and 1999, respectively. Nearly all of the increase experienced in fiscal years 2001 and 2000 was due to the acquisition of the Perry Ellis, John Henry and Manhattan brands.

         The 1999 purchase of the Perry Ellis brand gave us a widely recognized brand in the market which has become our premier brand. Perry Ellis, who was an internationally-known designer, positioned his brand to be associated with quality, value and innovative designs and to appeal to high-income, status-conscious, 25-50 year-old men and women. His successors maintained the brand's upscale image into the 1990's as annual wholesale sales by the brand's 40 licensees in various product categories exceeded $500 million in 1998 (estimated based on Perry Ellis' royalty revenues and the average wholesale markup). The brand is currently one of the largest selling brands in department stores such as Federated Department Stores, Saks, Inc. and May Department Stores among others at retail price points ranging from $39.99 to $99.99 for dress shirts. Perry Ellis products are sold under the "Perry Ellis" brand in collection departments and under the "Perry Ellis Portfolio" brand in classification departments.

         We have capitalized on Perry Ellis's image as a premier brand by licensing the product in categories in which we did not have a large presence, such as women's wear and men's accessories. We plan to apply the elements of our "family of brands" strategy to the Perry Ellis brand in order to strengthen it for better financial performance in future years.

         Although the Perry Ellis brand has international recognition, we still perceive the brand to be underperforming in international markets such as Europe and Asia. We anticipate licensing various products bearing the Perry Ellis brand into these underperforming international markets. We believe that our brand and licensing experience will enable us to capitalize on these international opportunities.

         We are also extending the reach of the Perry Ellis name to a younger demographic audience through the "Perry Ellis America" brand. The Company is producing, marketing and commercializing a full jeanswear offering and we have licensed a variety of product categories under this brand, including activewear, belts, boyswear, eyewear, shoes and small leather goods among others.

         The Manhattan brand has a history in excess of 100 years. The brand appeals to 25-65 year-old men and is currently under development to appeal to mass merchandisers, where it is already in K-Mart. It also has a strong presence in Asia and Latin America. The brand has been positioned to be associated with value at a moderate price.

         To maintain a brand's image, we closely monitor our licensees and approve all licensed products. In evaluating a potential license, we consider the experience, financial stability, manufacturing performance and marketing ability of the proposed licensee. We also evaluate the marketability of the proposed products and the compatibility of the proposed products with our other products. We regularly monitor product design, development, merchandising and marketing, and we schedule meetings throughout the year with licensees to ensure quality, uniformity and consistency with our overall marketing, merchandising and design strategies. In addition to approving in advance all of our licensees' products, we also approve their advertising, promotional and packaging materials.

         As part of our licensing strategy, we work with our licensees to further enhance the development, image, and sales of their products. We offer licensees marketing support and our relationships with retailers to help them become more profitable.

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

Customers

         We sell merchandise to a broad spectrum of retailers, including chain stores, department stores, mass merchandisers and specialty stores. Our largest customers include Wal-Mart, J.C. Penney Co., Target Corp., Mervyn's and Kohl's Department Store. Net sales to our five largest customers aggregated approximately 42%, 49% and 48% of net sales in fiscal years 2001, 2000 and 1999, respectively. For fiscal year 2001, sales to Wal-Mart accounted for approximately 14% of total net sales and sales to J.C. Penney Co. accounted for approximately 11% of net sales. For fiscal year 2000, sales to Target Corp. accounted for approximately 14% of net sales. For fiscal year 1999, sales to Target Corp. accounted for approximately 15% of net sales, and sales to Federated Department Stores accounted for approximately 10% of net sales. No other single customer accounted for more than 10% of net sales during such fiscal years.

Seasonality and Backlog

         Our products have historically been geared towards lighter weight apparel generally worn during the spring and summer months. We believe that this seasonality has been reduced with the introduction of fall, winter, and holiday merchandise. Our higher priced products generally tend to be less sensitive to economic conditions and the weather. While the variation in our sales on a quarterly basis has narrowed somewhat, seasonality can be affected by a variety of factors, including the mix of advance and fill-in orders, the amount of sales to different distribution levels, and overall product mix between traditional and fashion merchandise.

         We generally receive orders from our retailers approximately five to seven months prior to shipment. For approximately 80.0% of our sales, we have orders from our retailers before we place orders with our suppliers. A summary of the order and delivery cycle for our 4 primary selling seasons is illustrated below:

  Merchandise Season      Advance Order Period      Delivery Period to Retailers
  ------------------      --------------------      ----------------------------
        Spring             July to September              January to March
        Summer            October to December               April and May
         Fall               January to March              July to September
       Holiday               April to June              October and November

         Sales and receivables are recorded when inventory is shipped, with payment terms generally 30 to 75 days from the date of shipment. At February 28, 2001 our backlog of orders for our products, all of which are expected to be shipped prior to December 2001, was approximately $146.0 million, compared to approximately $150.0 million at February 29, 2000.

Competition

         The retail apparel industry is highly competitive and fragmented. Our competitors include numerous apparel designers, manufacturers, importers and licensors, many of which have greater financial and marketing resources than we do. We believe that the principal competitive factors in the industry are: (1) timeliness, reliability and quality of services provided, (2) market share and visibility, (3) price, and (4) the ability to anticipate consumer demands and maintain appeal of products to customers.

         The level of competition and the nature of our competitors varies by product segment with low-margin, mass-market manufacturers being our main competitors in the less expensive segment of the market and American and foreign designers and licensors competing with us in the more upscale segment of the market. We believe that our continued dedication to customer service, product assortment and quality control, as well as our aggressive pursuit of licensing and acquisition opportunities, directly address the competitive factors in all market segments. Although we have been able to compete successfully to date, there can be no assurance that we will continue to be able to do so in the future.

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

Employees

         We employed approximately 490 persons as of January 31, 2001. None of our employees are subject to collective bargaining agreements, and we believe that our employee relations are satisfactory.

Item 2.  Properties

         Our administrative offices, warehouse and distribution facility are located in a 240,000 square foot leased facility in Miami, which was built to our specifications and was completed in 1997. The facility is occupied pursuant to a synthetic lease, which has an initial term expiring in 2002, minimum annual rental payment of approximately $1.3 million and a minimum contingent rental payment of $12.3 million if we do not renew the synthetic lease after the initial 5-year term. For purposes of potential future expansion, we have also purchased certain land adjacent to our facility.

         We lease three warehouse facilities in Miami totaling approximately 103,000 square feet from our Chairman and CEO, to handle the overflow of bulk shipments and the PING operations. All leases are on a month-to-month basis at market prices.

         We occupy two locations in New York City under leases which expire in December 2012 and April 2004. The locations are used for offices and showrooms and comprise 27,000 square feet. In June 2001 we intend to vacate one of these two locations and consolidate our operations in the remaining facility occupying approximately 21,000 square feet.

         In order to monitor Far East production of our respective products, we maintain offices in South Korea, China and Mexico, and also lease offices jointly with SPX Corporation, a publicly held company, in Beijing, China and Taipei, Taiwan.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Information

         Our Common Stock has been listed for trading on the Nasdaq National Market under the symbol "PERY" since June 1999. Prior to that date, the trading symbol was "SUPI" under our former name Supreme International Corporation. The following table sets forth, for the fiscal quarters indicated, the range of high and low closing bid prices per share of common stock as reported by the Nasdaq National Market. Such quotation represents inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Fiscal Year 2000            High              Low
----------------            ----              ---
First Quarter              $14.75           $ 8.69
Second Quarter              14.50             8.75
Third Quarter               13.25            10.25
Fourth Quarter              12.75            10.63

Fiscal Year 2001
----------------
First Quarter              $11.69           $ 9.63
Second Quarter              10.25             8.25
Third Quarter                9.94             4.66
Fourth Quarter               6.25             4.50

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

Item 6.  Selected Financial Data

                    Summary Historical Financial Information
                (Dollars in thousands, except for per share data)

              The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of the Company and related Notes thereto included in Item 8 of this Report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain amounts in prior fiscal years have been reclassified to conform to the 2001 presentation.

                                                                    Fiscal Year Ended January 31,
                                                -------------------------------------------------------------------
                                                  1997            1998           1999          2000          2001
                                                -------------------------------------------------------------------
                                                   (in thousands, except per share amounts and number of shares)
Income Statement Data:
Net sales                                       $157,373        $190,689       $221,347      $229,549      $261,626
Net royalty income                                 1,654           4,032          3,057        22,840        25,790
                                                -------------------------------------------------------------------

Total revenues                                   159,027         194,721        224,404       252,389       287,416
Cost of sales                                    122,046         145,991        166,198       171,413       200,884
                                                -------------------------------------------------------------------
Gross profit                                      36,981          48,730         58,206        80,976        86,532
Selling, general and
 administrative expenses                          24,729          34,137         39,478        44,480        52,147
Depreciation and amortization                      1,147           1,748          2,161         5,181         6,130
                                                -------------------------------------------------------------------
Operating income                                  11,105          12,845         16,567        31,315        28,255
Interest expense                                   1,664           2,782          3,494        13,905        15,766
                                                -------------------------------------------------------------------

Income before income taxes                         9,441          10,063         13,073        17,410        12,489
Income taxes                                       3,597           2,885          4,491         6,530         4,663
                                                -------------------------------------------------------------------
Net  Income                                     $  5,844        $  7,178       $  8,582      $ 10,880      $  7,826
                                                ===================================================================

Net income per share:
      Basic                                        $0.89           $1.10          $1.29         $1.62         $1.17
      Diluted                                      $0.89           $1.08          $1.27         $1.59         $1.16

Weighted average number of
 shares outstanding (000's)
     Basic                                         6,534           6,541          6,674         6,726         6,738
     Diluted                                       6,595           6,666          6,770         6,857         6,794

Other Financial Data and Ratios:
EBITDA (a)                                        12,252          14,593         18,728        36,496        34,385
Cash flows from operations                         1,874          (3,101)        14,341        14,047        (2,112)
Cash flows from investing                        (24,456)         (4,555)       (10,240)     (104,091)       (5,434)
Cash flows from financing                         23,080           7,910         (4,938)       90,097         7,665
Capital expenditures                               1,058           3,828          4,005         2,332         2,712
Ratio of earnings to fixed charges (b)              5.7x            4.1x           4.2x          2.2x          1.8x

Balance Sheet Data (at year end):
Working capital                                    23,575          66,166          71,300        70,651       88,879
Total assets                                       88,158         101,650         108,958       224,873      243,113
Total debt (c)                                     31,949          39,658          33,511       128,270      137,066
Total stockholders' equity                         47,775          55,155          64,946        76,020       82,879

a) EBITDA represents net income before taking into consideration interest expense, income tax expense, depreciation expense, and amortization expense. EBITDA is not a measurement of financial performance under generally accepted accounting principles and does not represent cash flow from operations. Accordingly, do not regard this figure as an alternative to cash flows as a measure of liquidity. We believe that EBITDA is widely used by analysts, investors and other interested parties in our industry but is not necessarily comparable with similarly titled measures for other companies. See "Statements of Cash Flows" in our consolidated financial statements.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         We are a leading designer and marketer of a broad line of high quality men's sportswear, including sport and dress shirts, golf sportswear, casual and dress pants, sweaters and other accessories to all levels of distribution. We have built a broad portfolio through selective acquisitions and the establishment of our own brands over our 34-year operating history. We are currently one of the five top branded suppliers to department stores in the knit and woven shirt product categories. We use over 100 independent suppliers, mostly located in the Far East, other parts of Asia, Mexico, and Central America.

         We own or license the brand names under which most of its products are sold. These brand names include Crossings, Natural Issue, Cubavera and Havana Shirt Co. for casual sportswear; Perry Ellis, John Henry and Manhattan for dress casual wear; Perry Ellis, Mondo di Marco and Andrew Fezza for dress sportswear; PING and Munsingwear for golf sportswear; and Perry Ellis America and Revival(R) for jeans wear. We market our brands to a wide range of segments, targeted at consumers in specific age, income and lifestyles. Currently, products are predominantly produced for the men's segment of the apparel industry, in which fashion trends tend to be less volatile than in other segments. The percentage of our net sales from branded products decreased to 66% in fiscal year 2001 from 79% in fiscal year 2000.

         We also license brands to third parties for the manufacture and marketing of various products, some of which we do not sell, including underwear, active wear, loungewear, outerwear, women's wear and fragrances. In addition to generating additional sources of revenue for us, these licensing arrangements raise overall awareness of our brands.

Results of Operations

              The following table sets forth, for the periods indicated, selected items in our consolidated statements of income expressed as a percentage of total revenues:

                                      Fiscal Year Ended January 31,
                                     1999             2000           2001
                                    -----            -----           -----

Net Sales                            98.6%            91.0%           91.0%
Royalty Income                        1.4%             9.0%            9.0%
                                    -----            -----           -----
Total Revenues                      100.0%           100.0%          100.0%

Cost of Sales                        74.1%            67.9%           69.9%

Gross Profit                         25.9%            32.1%           30.1%
Selling, general and
   administrative expenses           17.6%            17.6%           18.1%
Depreciation and amortization         0.9%             2.1%            2.1%
                                    -----            -----           -----

Operating Income                      7.4%            12.4%            9.8%
Interest Expense                      1.6%             5.5%            5.5%
                                    -----            -----           -----

Income before income taxes            5.8%             6.9%            4.3%
Income tax provision                  2.0%             2.6%            1.6%
                                    -----            -----           -----

Net Income                            3.8%             4.3%            2.7%
                                    =====            =====           =====

Fiscal Year 2001 as Compared to Fiscal Year 2000

         Total revenues. Total revenues consist of net sales and royalty income. Total revenue increased $35.0 million or 13.9% to $287.4 million in fiscal year 2001 from $252.4 million in the prior year. The increase was due to increases in both net sales of $32.1 million and royalty income of $3.0 million as a result of internal growth and acquisitions.

         Net sales. Net sales increased $32.1 million or 14.0% to $261.6 million in fiscal year 2001 from $229.5 million in the comparable period last year, due mainly to private label programs with Wal-Mart and J.C. Penney Co. Sales from private label products increased to 34% of the net sales mix in fiscal year 2001, from 21% in fiscal year 2000. Decreases in branded sales of Natural Issue and Munsingwear during fiscal year 2001 were somewhat offset by increases in Ping, Grand Slam and other brands.

         Royalty income. Royalty income was $25.8 million in fiscal year 2001, a $3.0 million or 12.9% increase over the prior year. The increase was primarily attributable to the acquisitions of Perry Ellis, John Henry and Manhattan, which had a full year of operations in fiscal year 2001 and only ten months of operations in the prior year.

         Cost of sales. Cost of sales for fiscal year 2001 of $200.9 million was $29.5 million, or 17.2% higher than the prior year due mainly to the increase in net sales. As a percent of revenues, cost of sales increased from 67.9% in fiscal year 2000 to 69.9% in fiscal year 2001, due primarily to a change in our sales mix to private label as well as markdown pressures from some of our retailers. Gross profit was $86.5 million in fiscal year 2001 or 30.1% of revenues as compared to $81.0 million or 32.1% of revenues in the prior year.

         Selling, general and administrative expenses. Selling, general and administrative expenses were $52.1 million in fiscal year 2001 as compared to $44.5 million in the prior year, an increase of $7.6 million or 17.2%, due primarily to the increases in payroll, advertising and facility costs to support the increase in revenues. As a percent of total revenues, selling, general and administrative expenses increased from 17.7% in fiscal year 2000 to 18.1% in fiscal year 2001 due mainly to a full year of activities in Licensing operations, other increases such as payroll, advertising and facility costs to support the revenue increase, as well as startup costs for Perry Ellis America and the Designer Division.

         Depreciation and amortization expenses. Depreciation and amortization expense in fiscal year 2001 was $6.1 million or 2.1% of revenues as compared to $5.2 million or 2.1% of revenues in fiscal year 2000. The increase of $0.9 million in fiscal year 2001 as compared to the prior year was due to a full year of amortization of intangible assets from the acquisitions of the Perry Ellis, John Henry and Manhattan brands in fiscal year 2001 as compared to ten months of amortization in fiscal year 2000, as well as the amortization of intangible assets from the purchase of the Pro Player and Mondo di Marco trademarks in fiscal year 2001.

         Interest expense. Interest expense in fiscal year 2001 was $15.8 million as compared to $13.9 million in the prior year. The increase is due to the additional indebtedness incurred as a result of the acquisitions of Perry Ellis John Henry and Manhattan in fiscal year 2000, and to a lesser extent to interest rate increases on our $75.0 million Senior Credit Facility during fiscal year 2001. The increase for the acquisitions is due to 12 months of interest in fiscal year 2001 as compared to 10 months in fiscal year 2000.

         Income taxes. Income taxes in fiscal year 2001 were $4.7 million, a $1.8 million decrease as compared to $6.5 million in fiscal year 2000. The decrease was due primarily to a decrease in pretax income. The effective tax rate for fiscal years 2001 and 2000 were relatively consistent at 37.3% and 37.5% respectively.

         Net income. Net income for fiscal year 2001 decreased $3.1 million or 28% from the prior year, as a result of the items discussed above.

Fiscal 2000 as Compared to Fiscal 1999

         Total revenues. Total revenues consist of net sales and royalty income. Total revenue grew $28.0 million or 12.5% to $252.4 million in fiscal year 2000 from $224.4 million in fiscal year 1999 as a result of internal growth and the acquisitions of the Perry Ellis and the John Henry and Manhattan brands.

         Net sales. Net sales increased $8.2 million or 3.7% to $229.5 million in fiscal year 2000 from $221.3 million in fiscal year 1999 as private label products grew to represent nearly 21.0% of net sales in fiscal year 2000 compared to 18.0% of net sales in fiscal year 1999. Within branded products, the increase in net sales was primarily the result of the sales growth in the

John Henry, Crossings, PING, Andrew Fezza and PNB Nation brands. We introduced the Andrew Fezza, PNB Nation and the PING brands during fiscal year 1999. The increases in net sales in fiscal year 1999 were slightly offset by declines in net sales of our other branded products.

         Royalty income. Royalty income was $22.8 million for fiscal year 2000 compared to $3.1 million for fiscal year 1999. The increase of $19.8 million was primarily the result of the acquisitions of the Perry Ellis, John Henry and Manhattan brands in early 1999.

         Cost of sales. Cost of sales for fiscal year 2000 was $171.4 million or 67.9% of total revenue as compared to $166.2 million or 74.1% of total revenue for fiscal year 1999. The cost of sales as a percentage of net sales for fiscal year 2000 was 74.7% as compared to 75.1% for fiscal 1999 as a result of increased sales in certain branded products. The decrease in the cost of sales as a percentage of total revenues is a result of the increase in royalty income, which reflects no cost of sales. Gross profit was $81.0 million or 32.1% of total revenue for fiscal year 2000 as compared to $58.2 million or 25.9% of total revenue in fiscal 1999.

         Selling, general and administrative expenses. Selling, general and administrative expenses for fiscal year 2000 were $44.5 million or 17.6% of total revenue as compared to $39.5 million or 17.6% of total revenue for fiscal year 1999. The increase is primarily attributable to payroll and advertising related costs associated with the Perry Ellis, John Henry and Manhattan acquisitions.

         Depreciation and amortization expenses. Depreciation and amortization expense for fiscal year 2000 was $5.2 million or 2.1% of total revenues, as compared to $2.2 million or 0.9% of total revenues for fiscal year 1999. The increase is principally the result of the additional amortization of the intangible assets acquired in connection with the Perry Ellis, John Henry and Manhattan acquisitions.

         Interest expense. Interest expense for fiscal year 2000 was $13.9 million as compared to $3.5 million for fiscal year 1999. The increase was the result of additional indebtedness incurred as a result of the Perry Ellis, John Henry and Manhattan brands in early 1999.

         Income taxes. Income taxes during fiscal year 2000 had a statutory tax rate of 37.5% compared to 34.4% in fiscal year 1999. The prior year's tax rate was lower than normal as it reflected an adjustment for overpayments made in prior years.

         Net income. Net income for fiscal year 2000 increased $2.3 million or 26.8% to $10.9 million or 4.3% of total revenue from $8.6 million or 3.8% of total revenue for fiscal year 1999 as a result of the items discussed above.

Liquidity and Capital Resources

         We rely primarily upon cash flow from operations and borrowings under our Senior Credit Facility to finance operations and expansion. Net cash used in operating activities was $2.1 million in fiscal year 2001, as compared to $14.0 million provided by operations in fiscal year 2000, and $14.3 million provided by operations in fiscal year 1999. The $2.1 million usage of cash from operations in fiscal year 2001 as compared to the $14.0 million provided by operations in the prior year is principally due to the reduction in net income of $3.1 million, combined with the larger comparative increases in changes in accounts receivables and inventories of $6.5 million and $4.5 million, respectively. Accounts receivable increased $13.2 million from the beginning of the year due to the increased sales that occurred in the last two months of fiscal year 2001, as compared to an increase of $6.7 million in the same period for the prior year. Inventory increased by $7.6 million from the beginning of the year due to the timing of receipts of goods and increased replenishment of inventory levels. In addition, accrued interest payable decreased in fiscal year 2001 as a result of one additional bond interest payment as compared to the prior year.

         In fiscal year 2000, net cash provided by operations was $14.0 million and primarily resulted from net income of $10.9 million and an increase of $4.2 million in accrued interest payable on the newly issued Senior Subordinated Notes offset by increases in accounts receivable of $6.7 million, commensurate with increased sales activity in the fourth quarter, and increases in inventory balances of $3.0 million, reflective of anticipated increased future order activity.

         In fiscal year 2001, net cash used in investing activities was $5.4, principally due to purchases of property and equipment and the Pro Player and Mondo Di Marco trademarks. Net cash used in investing activities for fiscal year 2000 was $104.1 million, due to the acquisitions of the Perry Ellis, John Henry and Manhattan brands, and the $2.3 million in purchases of property and equipment.

         In fiscal year 2001, net cash provided by financing activities was $7.7 million resulting from the net increased borrowings of $8.6 million under the Senior Credit Facility offset by the purchases of treasury stock of $1.0 million. The net increase in borrowings under the Senior Credit Facility resulted from $19.9 million in borrowings primarily due to the increases in accounts receivables and inventories, offset by the $11.3 million repayment of the term loan portion of the Senior Credit Facility. Net cash provided by financing activities for fiscal year 2000 totaled $90.1 million, which primarily came from the $100.0 million Senior Subordinated Notes offering used to consummate the Perry Ellis, John Henry and Manhattan acquisitions.

         We have a $75.0 million Senior Credit Facility with a group of banks. Borrowings pursuant to the Senior Credit Facility are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to 85.0% of eligible receivables plus 60.0% of eligible inventories, as defined in the credit agreement. Interest on the Senior Credit Facility borrowings is based on either the prime rate, or LIBOR as a function of total debt to EBITDA. The Senior Credit Facility contains certain covenants which requires us to maintain certain financial ratios, a minimum net worth, and which restricts the payment of dividends. The Company is currently in compliance with all debt covenants. During fiscal year 2001, we absorbed the full amount of our previous $15.0 million term loan into the revolver portion of our Senior Credit Facility, fully paying down the remaining balance of the term loan portion of the Senior Credit Facility. The Senior Credit Facility is secured by all of our assets. The outstanding balance under our Senior Credit Facility was $37.9 million on January 31, 2001. The Senior Credit Facility expires in October 2002.

         We also maintain two letter of credit facilities totaling $52.0 million. Each letter of credit is secured by the consignment of merchandise in transit under that letter of credit. As of January 31, 2001, there was $24.1 million available under these facilities.

         Capital expenditures for fiscal year 2001 totaled $2.7 million and consisted primarily of purchases of office equipment, warehouse machinery and software. Capital expenditures of $2.3 million for fiscal year 2000 were principally associated with software costs and purchases of equipment.

         Our products have historically been geared toward lighter-weight apparel generally worn during the spring and summer months, which has caused disproportionately higher revenues typically to be realized during the first quarter of each fiscal year. This seasonality has been somewhat reduced with the introduction of fall, winter and holiday merchandise. Our business is currently more affected by the variations in retail buying patterns than the seasons of the year.

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

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS 138, is effective for financial statements for fiscal year beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a significant impact on the Company's financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Our market risk is limited to fluctuations in interest rates as it pertains to our borrowings under the Senior Credit Facility. As of January 31, 2001, the interest rate on borrowings under the Senior Credit Facility was 8.0%. If the interest rate on the past year's average borrowing amounts under the Senior Credit Facility fluctuated by 25 basis points, our interest expense and income before income taxes would fluctuate by $91,500. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on our borrowing cost under the Senior Credit Facility without consideration of other factors such as actions management might take to manage this cost with respect to its exposure to interest rate changes.

Item 8.  Financial Statements And Supplementary Data

         See pages F-1 through F-19 appearing at the end of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10. Directors And Executive Officers Of The Registrant

         The information concerning the Company's directors and executive officers regarding compliance with Section 16 of the Securities Exchange Act of 1934 required by this item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated by reference to the Company's Proxy Statement.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) Documents filed as part of this report

             (1) Consolidated Financial Statements.

                 The following Consolidated Financial Statements of Perry Ellis International, Inc. and subsidiaries are included in Part II,
                 Item 8:
                                                                            Page
                        Independent Auditors' Report                         F-2
                        Consolidated Balance Sheets
                          as of January 31, 2001 and 2000                    F-3
                        Consolidated Statements of Income
                          for each of the three years in the
                          period ended January 31, 2001                      F-4
                        Consolidated Statements of Changes in
                          Stockholders' Equity for each of the
                          three years in the period ended January 31, 2001   F-5
                        Consolidated Statements of Cash Flows
                          for each of the three years in the
                           period ended January 31, 2001                     F-6
                        Notes to Consolidated Financial Statements           F-7

             (2) Consolidated Financial Statement Schedule

                 All schedules for which provision is made in applicable regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the required information have been included in the Consolidated Financial Statements and therefore such schedules have been omitted.

             (3) Exhibits

Exhibit
   No.                              Description of Exhibit
-------                             ----------------------
3.1        Registrant's Amended and Restated Articles of Incorporation (1)
3.2        Registrant's Amended and Restated Bylaws (1)
4.1        Form of Common Stock Certificate (1)
4.2 Indenture dated April 6, 1999 between the Company and State Street Bank and Trust Company as amended (6)
4.4 Purchase Agreement dated March 31, 1999 by and among the Company and the Initial Purchasers (6)
4.5        Specimen Forms of 12 1/4% Senior Subordinated Notes Due 2006 (6)
10.3 Form of Indemnification Agreement between the Registrant and each of the Registrant's Directors and Officers (1)
10.9       1993 Stock Option Plan (1)(2)
10.10      Directors Stock Option (1)(2)
10.17 Amendment to Business Lease between George Feldenkreis and the Registrant relating to office facilities (4)
10.18 Revocable Credit Facility Agreement dated May 26, 1995 between the Registrant and Hamilton Bank, N.A. (4)
10.19 Revolving Line of Credit Agreement dated June 23, 1995 between the Registrant and Ocean Bank (4)

10.20      Profit Sharing Plan (2)(4)
10.21 Amended and Restated Employment Agreement between the Registrant and George Feldenkreis (2)(4)
10.22 Amended and Restated Employment Agreement between the Registrant and Oscar Feldenkreis (2)(4)
10.24 Lease Agreement [Land] dated as of August 28, 1997 between SUP Joint Venture, as Lessor and Registrant, as Lessee (6)
10.25 Lease Agreement [Building] dated as of August 28, 1997 between SUP Joint Venture, as Lessor and Registrant, as Lessee (6)
10.26      Amended and Restated Loan and Security Agreement dated as of
           March 31, 1998 (6)
10.27 Amendment to Amend and Restated Loan and Security Agreement dated as of August 1, 1998 (7)
10.28 Purchase and Sale Agreement dated as of December 28, 1998 among Salant Corportion, Frost Bros. Enterprises, Inc. Maquiladora Sur, S.A. de C.V. and the Company (the "Salant Purchase Sale
           Agreement") (7)
10.29 First Amendment to the Salant Purchase and Sale Agreement dated as of February 24, 1999 (7)
10.30      Amended and Restated Loan and Security Agreement dated as of
           March 26, 1999 (7)
10.31      Inventory Purchase Agreement dated March 12, 1999 between the
           Company and Phillips-Van Heusen Corporation (7)
10.32 Stock Purchase Agreement dated as of January 28, 1999 by and among the Company and Christopher C. Angell, Barbara Gallagher and Morgan Guaranty Trust Company of New York, as Trustees of the PEI Trust created under Par. E. of Article 3 of the Agreement dated November 19, 1985, as amended January 27, 1986 (the "Perry Ellis Purchase and Sale Agreement") (8)
10.33 First Amendment to the Perry Ellis Purchase and Sale Agreement dated as of March 31, 1999 (8)
10.34      Employment agreement between Allan Zwerner and the Company (2)(6)
10.35      Employment agreement between Neil S. Nackman and the Company (2)(6)
10.36      Incentive Stock Option Plan (2) (9)
21.1       Subsidiaries of Registrant (10)
23.2       Consent of Deloitte & Touche LLP (10)

------------
(1) Previously filed as an Exhibit of the same number to Registrant's Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.
(2)      Management Contract or Compensation Plan.
(3) Previously filed as an Exhibit of the same number to Registrant's Annual Report on Form 10-K for the year ended January 31, 1995 and incorporated herein by reference.
(4) Previously files as an Exhibit of the same number to Registrant's Registration Statement on Form S-1 (File No. 33-96304) and incorporated herein by reference.
(5) Previously filed as an Exhibit of the same number to Registrant's Annual Report on Form 10-K for the year ended January 31, 1996 and incorporated herein by reference.
(6) Previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 (File No. 33-78427) and incorporated herein by reference.
(7) Previously filed as an Exhibit to Registrant's Current Report on Form 8-K dated March 29, 1999 as amended and incorporated herein by reference.
(8) Previously filed as an Exhibit to Registrant's Current Report on Form 8-K dated April 6, 1999 as amended and incorporated herein by reference.
(9) Previously filed as an Exhibit to Registrant's Proxy Statement for its 2000 Annual Meeting and incorporated herein by reference.
(10)     Filed herewith.

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

                                   PERRY ELLIS  INTERNATIONAL, INC.

Dated:  April 17, 2001             BY: /s/  GEORGE FELDENKREIS
                                   ------------------------------
                                       George Feldenkreis
                                        Chairman of the Board and
                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their capacities and on the date indicated:

    Name and Signature                   Title                         Date
    ------------------                   -----                         ----

/s/  GEORGE FELDENKREIS         Chairman of the Board and         April 17, 2001
---------------------------     Chief Executive Officer
         George Feldenkreis

/s/  OSCAR FELDENKREIS          President, Chief Operating        April 17, 2001
---------------------------     Officer and Director
         Oscar Feldenkreis

/s/  RON KAPLOVE                Controller                        April 17, 2001
---------------------------
         Ron Kaplove

/s/  NEAL S. NACKMAN            Chief Financial Officer           April 17, 2001
---------------------------     Principal Accounting Officer
         Neal S. Nackman

/s/  ALLAN ZWERNER              President of  Licensing           April 17, 2001
---------------------------     and Director
         Allan Zwerner

/s/  RONALD BUCH                Director                          April 17, 2001
---------------------------
         Ronald Buch

/s/  GARY DIX                   Director                          April 17, 2001
---------------------------
         Gary Dix

/s/  SALOMON HANONO             Director                          April 17, 2001
---------------------------
         Salomon Hanono

/s/  JOSEPH P. LACHER           Director                          April 17, 2001
---------------------------
         Joseph P. Lacher

/s/  RICHARD MCEWEN             Director                          April 17, 2001
---------------------------
         Richard McEwen

/s/  LEONARD MILLER             Director                          April 17, 2001
---------------------------
         Leonard Miller

                          INDEX TO FINANCIAL STATEMENTS

      PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

      Independent Auditors' Report                                           F-2

      Consolidated Balance Sheets
        as of January 31, 2001 and 2000                                      F-3

      Consolidated Statements of Income
        for each of the three years in the period ended
        January 31, 2001                                                     F-4

      Consolidated Statements of Changes in Stockholders' Equity
        for each of the three years in the period ended January 31, 2001     F-5

      Consolidated Statements of Cash Flows
        for each of the three years in the period ended January 31, 2001     F-6

      Notes to Consolidated Financial Statements                             F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Perry Ellis International, Inc.:

We have audited the consolidated balance sheets of Perry Ellis International, Inc. and subsidiaries (the "Company") as of January 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended January 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
March 20, 2001

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                AS OF JANUARY 31

                                                                          2000              2001
                                                                      -------------    -------------
ASSETS
Current Assets:
   Cash and cash equivalents                                          $     225,631    $     344,741
   Accounts receivable, net                                              46,006,774       58,821,622
   Inventories, net                                                      36,003,285       43,556,374
   Deferred income taxes                                                  1,960,103        1,951,553
   Prepaid income taxes                                                   1,856,815          136,718
   Other current assets                                                   2,340,166        2,305,283
                                                                      -------------    -------------
          Total current assets                                           88,392,774      107,116,291
Property and equipment, net                                               8,930,393        9,820,628
Intangible assets, net                                                  123,047,545      122,016,681
Other assets                                                              4,502,476        4,159,482
                                                                      -------------    -------------
          TOTAL                                                       $ 224,873,188    $ 243,113,082
                                                                      =============    =============
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                   $   5,763,401    $   6,712,859
   Accrued expenses                                                       3,919,581        3,660,364
   Accrued interest payable                                               4,410,631        4,215,835
   Unearned revenues                                                      1,717,964        1,996,752
   Other current liabilities                                              1,930,093        1,651,467
                                                                      -------------    -------------
          Total current liabilities                                      17,741,670       18,237,277

Senior subordinated notes payable                                        98,988,667       99,152,667
Deferred income taxes                                                     2,841,084        4,930,829
Long term debt-senior credit agreement                                   18,031,496       37,913,126
Long term debt-term loan                                                 11,250,000               --
                                                                      -------------    -------------
          Total liabilities                                             148,852,917      160,233,899
                                                                      -------------    -------------
Commitments and Contingencies (Note 19)

Stockholders' Equity:
Preferred stock-$.01 par value; 1,000,000 shares authorized;
   no shares issued or outstanding                                               --               --
Class A Common Stock-$.01 par value; 30,000,000 shares authorized;
   no shares issued or outstanding                                               --               --
Common stock-$.01 par value; 30,000,000 shares authorized;
   6,731,874 shares issued and outstanding as of January 31,
   2000 and 6,739,374 shares issued and 6,579,374 shares
   outstanding as of January 31, 2001                                        67,318           67,393
Additional paid-in-capital                                               29,000,655       29,063,407
Retained earnings                                                        46,952,298       54,778,302
Common stock in treasury at cost: 160,000 shares
  as of January 31, 2001                                                         --       (1,029,919)
                                                                      -------------    -------------
          Total stockholders' equity                                     76,020,271       82,879,183
                                                                      -------------    -------------
          TOTAL                                                       $ 224,873,188    $ 243,113,082
                                                                      =============    =============

                 See notes to consolidated financial statements.

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE YEAR ENDED JANUARY 31

                                                   1999          2000         2001
                                               ------------  ------------  ------------
Revenues
   Net Sales                                   $221,347,295  $229,549,158  $261,626,463
   Royalty Income                                 3,057,357    22,839,698    25,789,975
                                               ------------  ------------  ------------
          Total Revenues                        224,404,652   252,388,856   287,416,438

Cost of Sales                                   166,198,450   171,412,946   200,883,860
                                               ------------  ------------  ------------

Gross Profit                                     58,206,202    80,975,910    86,532,578
                                               ------------  ------------  ------------

Operating Expenses
   Selling, General and Administrative
        Expenses                                 39,478,274    44,479,497    52,146,750
   Depreciation and Amortization                  2,161,398     5,181,286     6,130,708
                                               ------------  ------------  ------------
          Total Operating Expenses               41,639,672    49,660,783    58,277,458
                                               ------------  ------------  ------------

Operating Income                                 16,566,530    31,315,127    28,255,120

Interest Expense                                  3,493,985    13,905,498    15,766,461
                                               ------------  ------------  ------------

Income Before Income Tax Provision               13,072,545    17,409,629    12,488,659

Income Tax Provision                              4,490,866     6,529,681     4,662,655
                                               ------------  ------------  ------------

Net Income                                     $  8,581,679  $ 10,879,948  $  7,826,004
                                               ============  ============  ============

Net Income Per Share

   Basic                                       $       1.29  $       1.62  $       1.17
                                               ============  ============  ============
   Diluted                                     $       1.27  $       1.59  $       1.16
                                               ============  ============  ============

Weighted Average Number of Shares Outstanding
   Basic                                          6,674,103     6,725,722     6,689,476
                                               ============  ============  ============
   Diluted                                        6,769,810     6,856,538     6,745,441
                                               ============  ============  ============

                 See notes to consolidated financial statements

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE YEAR ENDED JANUARY 31

                                           COMMON STOCK       ADDITIONAL
                                   ------------------------     PAID-IN     TREASURY         RETAINED
                                       SHARES        AMOUNT     CAPITAL       STOCK          EARNINGS        TOTAL
                                   --------------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 1998          6,555,681        $65,556   $27,598,618             --    $27,490,671    $55,154,845


Exercise of stock options             78,525            785       457,367             --             --        458,152


Exercise of warrants                  78,168            782          (782)            --             --             --


Net income                                --             --            --             --      8,581,679      8,581,679

Tax benefit for exercise of
   non-qualified stock options            --             --       751,252             --             --        751,252
                                   ---------        -------   -----------   ------------    -----------    -----------


BALANCE, JANUARY 31, 1999          6,712,374         67,123    28,806,455             --     36,072,350     64,945,928


Exercise of stock options             19,500            195       163,333             --             --        163,528

Net income                                --             --            --             --     10,879,948     10,879,948

Tax benefit for exercise of
   non-qualified stock options            --             --        30,867             --             --         30,867
                                   ---------        -------   -----------   ------------    -----------    -----------


BALANCE, JANUARY 31, 2000          6,731,874         67,318    29,000,655             --     46,952,298     76,020,271

Exercise of stock options              7,500             75        57,425             --             --         57,500

Net income                                --             --            --             --      7,826,004      7,826,004

Tax benefit for exercise of
   non-qualified stock options            --             --         5,327             --             --          5,327

Purchase of treasury stock          (160,000)            --            --   $ (1,029,919)            --     (1,029,919)
                                   ---------        -------   -----------   ------------    -----------    -----------


BALANCE, JANUARY 31, 2001          6,579,374        $67,393   $29,063,407   $ (1,029,919)   $54,778,302    $82,879,183
                                   =========        =======   ===========   ============    ===========    ===========

                 See notes to consolidated financial statements.

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEAR ENDED JANUARY 31

                                                                                  1999            2000            2001
                                                                             -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $   8,581,679   $  10,879,948   $   7,826,004
Adjustments to reconcile net income to net cash from
   operating activities:
     Depreciation and amortization                                               2,161,398       5,181,286       5,521,762
     Provision for bad debt                                                        167,659         450,541         330,435
     Provision for deferred taxes                                                  340,246       1,412,735       2,098,295
     Amortization of bond discount                                                      --         136,667         164,000
     Amortization of debt issue cost                                                    --         299,711         608,946
     Other                                                                              --          32,758          67,234
     Changes in operating assets and liabilities (net of transactions):
          Accounts receivable, net                                              (3,634,897)     (6,662,205)    (13,174,087)
          Inventories                                                            2,833,733      (3,037,630)     (7,579,495)
          Prepaid income taxes and other current assets                            213,128      (1,291,628)      1,728,313
          Other assets                                                             291,280         509,924        (265,952)
          Accounts payable and accrued expenses                                  3,415,976       1,686,981         603,704
          Accrued interest payable                                                      --       4,233,183        (194,796)
          Other current liabilities and unearned revenues                          (29,285)        214,260         153,951
                                                                             -------------   -------------   -------------

             Net cash (used in) provided by operating activities                14,340,917      14,046,531      (2,111,686)
                                                                             -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                                         (4,004,588)     (2,331,513)     (2,711,741)
Payment on purchase of intangible assets                                          (235,479)     (1,025,185)     (3,472,001)
Proceeds from sale of trademark                                                         --              --         750,000
Deposit for acquisitions                                                        (6,000,000)             --              --
Payment for acquired businesses, net of cash acquired0                                  --    (100,734,467)             --
                                                                             -------------   -------------   -------------
              Net cash used in investing activities                            (10,240,067)   (104,091,165)     (5,433,742)
                                                                             -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under term loan and letter of credit facilities     (3,000,000)     11,250,000     (11,250,000)
Net proceeds from (repayments of) Senior Credit Facility                        (3,147,017)    (15,479,661)     19,881,630
Net proceeds from senior subordinated notes                                             --      98,852,000              --
Debt issuance costs                                                                     --      (4,719,962)             --
Tax benefit for exercise of non-qualified stock options                            751,252          30,867           5,327
Purchase of treasury stock                                                              --              --      (1,029,919)
Proceeds from exercise of stock options                                            458,152         163,528          57,500
                                                                             -------------   -------------   -------------
            Net cash provided by (used in) financing activities                 (4,937,613)     90,096,772       7,664,538
                                                                             -------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH                                                   (836,763)         52,138         119,110
CASH AT BEGINNING OF YEAR                                                        1,010,256         173,493         225,631
                                                                             -------------   -------------   -------------
CASH AT END OF YEAR                                                          $     173,493   $     225,631   $     344,741
                                                                             =============   =============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest                                                                $   3,293,877   $   9,672,315   $  15,961,257
                                                                             =============   =============   =============
     Income taxes                                                            $   1,762,479   $   8,556,537   $     750,000
                                                                             =============   =============   =============

                 See notes to consolidated financial statements.

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 2001

1.       General

         Perry Ellis International, Inc., formerly known as Supreme International Corporation, (the "Company"), was incorporated in the State of Florida and has been in business since 1967. The Company is a leading designer and marketer of a broad line of high quality, moderately priced better men's sportswear, sports and dress shirts, casual and dress pants and shorts to all levels of retail distribution throughout the United States, Puerto Rico and Canada.

2.       Summary of Significant Accounting Policies

         The following is a summary of the Company's significant accounting policies:

         PRINCIPLES OF CONSOLIDATION- The consolidated financial statements include the accounts of Perry Ellis International, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of accounts receivable and accounts payable approximates fair value due to their short-term nature. The carrying amount of the senior credit facility approximates fair value due to the relatively frequent resets of its floating interest rate. The fair value of the 12 1/4% senior subordinated notes is approximately $90.0 million, based on quoted market prices. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

         INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost consists of the purchase price, customs, duties, freight, insurance and commissions to buying agents.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or estimated useful lives of the improvements. The useful lives range from three to ten years.

         INTANGIBLE ASSETS - Intangible assets primarily represent costs capitalized in connection with the acquisitions, registration and protection of brand names and license rights. Intangibles are amortized over their estimated useful lives, which range from eight to forty years with a weighted average of
31.7 years. As of January 31, 2000 and 2001 accumulated amortization related to intangible assets amounted to $6,302,249 and $10,215,577, respectively.

         DEFERRED DEBT ISSUE COSTS - Costs were incurred in connection with the bond issuance and bank refinancing. These costs have been capitalized and are being amortized on a straight-line basis, which approximates the interest method, over the term of the related debt. Such amounts are included in other long-term assets in the consolidated balance sheet.

         LONG-LIVED ASSETS - Management reviews long-lived assets, including intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning future conditions. At January 31, 2001, management believes there was no impairment to long-lived assets.

         REVENUE RECOGNITION - Sales are recognized upon shipment, net of trade allowances and a provision for estimated returns and other allowances. Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. The Company believes that its revenue recognition policies conform to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The Company operates predominantly in North America, with over 90% of our sales in the domestic market. Two customers accounted for approximately 14% and 11% of net sales for fiscal year 2001; one customer accounted for approximately 14% of net sales for fiscal year 2000; and two customers accounted for approximately 15% and 10% of net sales for fiscal year 1999. The Company does not believe that these concentrations of sales and credit risk represent a material risk of loss with respect to our financial position as of January 31, 2001.

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

         RECLASSIFICATIONS - Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

         RECENT ACCOUNTING PRONOUNCEMENT - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 138, is effective for financial statements for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a significant impact on the Company's financial statements.

3.       Trademarks Acquisitions

         On July 5, 2000 the Company acquired intellectual property for approximately $1.3 million for the following trademarks: Pro Player(R), Artex(R), Fun Gear(R) and Salem Sportswear(R). Pro Player is a well known brand in the sports apparel business with distribution in department stores and middle market retailers. On November 20, 2000, the Company acquired the Mondo di Marco(R), Pronto Uomo(R), and Linea Uomo(R) trademarks from the bankruptcy estate of Mondo, Inc. for $1.75 million.

         On March 26, 1999, the Company acquired the John Henry(R), Manhattan(R) and Lady Manhattan(R) trademarks for approximately $27.0 million plus purchase price adjustments of $1.8 million. On April 6, 1999, the Company acquired all the outstanding capital stock of the former Perry Ellis International, Inc. ("PEI") for approximately $75.0 million in cash plus purchase price adjustments of $5.1 million. PEI was a privately held company which owned and licensed the Perry Ellis(R) brand name, currently one of the top selling brands in specialty chains and department stores in the United States. The acquisitions were accounted for using the purchase method of accounting.

4.       Shares Repurchase

         On July 11, 2000, the Company's board of directors approved a share repurchase program in which up to 500,000 shares of common stock may be repurchased from time to time during the following 12 months. The shares will be repurchased in the open market or in privately negotiated transactions. As of January 31, 2001, the Company had repurchased 160,000 shares at an average price of $6.44 per share. The shares were retired March 2, 2001.

5.       Accounts Receivable

         Accounts receivable consist of the following as of January 31:

                                                  2000            2001
                                            --------------- --------------
Trade accounts                               $ 42,475,152    $ 51,848,737
Royalties and other receivables                 4,546,198       7,400,850
                                            --------------- --------------
Total                                          47,021,350      59,249,587
Less: Allowance for doubtful accounts          (1,014,576)       (427,965)
                                            --------------- --------------
Total                                        $ 46,006,774    $ 58,821,622
                                            =============== ==============

         The activity for the allowance account is as follows:

                                       1999        2000          2001
                                   ----------- ------------  ------------
Allowance for doubtful
      accounts:

Beginning balance                   $ 609,874   $  609,874    $1,014,576
Provision                             167,659      450,541       330,435
Write-offs, net of recoveries        (167,659)     (45,839)     (917,046)
                                   ----------- ------------  ------------

Ending balance                      $ 609,874   $1,014,576    $  427,965
                                   =========== ============  ============

         The Company carries accounts receivable at the amount it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimates.

6.       Inventories

         Inventories consist of the following as of January 31:

                                                  2000           2001
                                            --------------- --------------
Finished goods                               $ 31,470,392    $ 37,960,098
Raw materials and in process                      183,927       1,063,772
Merchandise in transit                          4,348,966       4,532,504
                                            --------------- --------------
                                             $ 36,003,285    $ 43,556,374
                                            =============== ==============

7.       Property and Equipment

         Property and equipment consists of the following as of January 31:

                                                       2000            2001
                                                 --------------- ---------------
Furniture, fixture and equipment                  $  9,337,319    $ 11,509,202
Vehicles                                               326,513         188,906
Leasehold improvements                               2,477,128       2,458,947
Land                                                 1,139,941       1,581,702
                                                 --------------- ---------------
                                                    13,280,901      15,738,757
Less: accumulated depreciation and amortization     (4,350,508)     (5,918,129)
                                                 --------------- ---------------
Total                                             $  8,930,393    $  9,820,628
                                                 =============== ===============

         Depreciation expense relating to property and equipment amounted to approximately $1,052,000, $1,241,000 and $1,567,000 for the fiscal years ended January 31, 1999, 2000 and 2001, respectively.

8.       Intangible Assets

         Intangible assets consisted of the following as of January 31:

                                                  2000           2001
                                            --------------- --------------
Trademarks and licenses                      $129,333,629    $132,216,093
Goodwill                                           16,165          16,165
                                            --------------- --------------
                                              129,349,794     132,232,258
Accumulated amortization                       (6,302,249)    (10,215,577)
                                            --------------- --------------
Balance, net                                 $123,047,545    $122,016,681
                                            =============== ==============

         Amortization expense relating to the intangible assets amounted to approximately $1,109,000, $3,584,000 and $3,955,000 for the fiscal years ended January 31, 1999, 2000 and 2001, respectively.

9.       Accrued Expenses

         Accrued expenses consists of the following as of January 31:

                                                  2000           2001
                                            --------------- --------------
Salaries and commissions                     $  1,504,001    $  1,808,047
Royalties                                         441,727         318,325
Buying commissions                                860,431         401,787
Other                                           1,113,422       1,132,205
                                            --------------- --------------
Total                                        $  3,919,581    $  3,660,364
                                            =============== ==============

10.      Other Current Liabilities

         Other current liabilities consists of the following as of January 31:

                                                  2000           2001
                                            --------------- --------------
Unearned advertising reimbursements          $  1,353,763    $  1,334,969
Other                                             576,330         316,498
                                            --------------- --------------
Total                                        $  1,930,093    $  1,651,467
                                            =============== ==============

11.      Borrowings under Letter of Credit Facilities

         The Company has two letters of credit facilities, totaling $52.0 million as of January 31, 2001. Each letter of credit facility is secured by the consignment of merchandise in transit under that letter of credit. Amounts disbursed under letter of credit facilities are due immediately upon fulfillment.

         Amounts outstanding under letter of credit facilities consist of the following as of January 31:

                                                  2000           2001
                                            --------------- --------------
Total letter of credit facilities            $ 52,000,000    $ 52,000,000
Outstanding letters of credit                 (33,300,358)    (27,923,927)
                                            --------------- --------------
Available                                    $ 18,699,642    $ 24,076,073
                                            =============== ==============

12.      Long Term Debt-Senior Credit Facility

         The Company amended its senior credit facility on March 26, 1999 with a group of banks consisting of a revolving credit facility of up to an aggregate amount of $75.0 million and a term loan in the aggregate amount of $15.0 million. The term loan was satisfied in August 2000 by absorbing it into the revolving credit facility. The senior credit facility expires in October 2002. Borrowings are limited under the terms of a borrowing base calculation, which generally restricts the outstanding balance to 85% of eligible receivables plus 60% of eligible inventories, as defined. Interest on borrowings is variable, based upon the Company's option of selecting the bank's prime rate, or a short term LIBOR rate plus an additional amount based on the company's debt coverage and other financial ratios. The weighted average interest rate on the senior credit facility was 7.8% and 8.7% for the fiscal years ending January 31, 2000 and 2001, respectively. The facility contains covenants which require the Company to maintain certain financial and net worth ratios and restricts the payment of dividends. The Company is currently in compliance with its debt covenants. The facility is secured by the Company's assets.

13.      Senior Subordinated Notes Payable

         The Company issued $100.0 million in Notes on April 6, 1999, the proceeds of which were used to acquire PEI and to pay down the outstanding balance of the senior credit facility. The Notes mature on April 1, 2006, and bear interest at the rate of 12 1/4% payable on April 1 and October 1 in each year. The proceeds to the Company were $98,852,000, yielding an effective interest rate of 12.39% after deduction of discounts.

         The Notes are unsecured senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness. The Notes rank equally with all of our future senior subordinated indebtedness.

         The indenture agreement contains certain covenants which require us to maintain certain financial ratios and restricts the payment of dividends. The Company is currently in compliance with its debt covenants.

         Optional Redemption. The Notes are redeemable at the option of the Company, as a whole or in part from time to time, at any time on or after April 1, 2003 at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued interest, if any, to the date of redemption, if redeemed during the 12-month period beginning on April 1 of the years indicated below (subject to the right of holders of record on relevant record dates to receive interest due on an interest payment date):

         Year                                              Redemption Price
         ----                                              ----------------

         2003...........................................        106.125%
         2004...........................................        103.063%
         2005 and thereafter............................        100.000%

         In addition, at any time or from time to time before April 1, 2002, the Company may redeem up to 35% of the aggregate principal amount of the notes within 60 days of one or more public equity offerings with the net proceeds of such offering at a redemption price equal to 112.25% of the principal amount thereof, together with accrued interest, if any, to the date of redemption (subject to the right of holders of record on relevant record dates to receive interest due on relevant interest payment dates); provided that, after giving effect to any such redemption, at least 65% of the aggregate principal amount of the notes initially issued remains outstanding.

14.        Income Taxes

             The income tax provision consists of the following for each of the years ended January 31:

                                         1999           2000         2001
                                      -----------   -----------   -----------

Current income taxes:
     Federal                          $ 3,057,838   $ 4,677,353   $ 2,450,203
     State                              1,002,692       528,929       242,627
     Foreign                               90,090       (89,337)     (128,460)
                                      -----------   -----------   -----------
Total                                   4,150,620     5,116,945     2,564,370

Deferred income taxes:
     Federal and state                    340,246     1,412,736     2,098,295
                                      -----------   -----------   -----------

Total                                 $ 4,490,866   $ 6,529,681   $ 4,662,665
                                      ===========   ===========   ===========

         The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate for each of the years ended January 31:

                                           1999          2000          2001
                                        -----------   -----------   -----------
Statutory federal income tax rate               35%           35%           35%
Increase (decrease) resulting from
     State income taxes, net of federal
        income tax benefit                     2.9           2.5           2.2
     Benefit of graduated rate                (1.0)         (0.6)         (0.6)
     Other                                    (2.5)          0.6           0.7
                                        -----------   -----------   -----------

Total                                         34.4%         37.5%         37.3%
                                        ===========   ===========   ===========

         Deferred income taxes are provided for the temporary differences between financial reporting basis and the tax basis of the Company's assets and liabilities under SFAS 109. The tax effects of temporary differences as of January 31 are as follows:

                                          1999          2000          2001
                                      -----------   -----------   -----------
Deferred Tax Assets
     Inventory                        $   795,442   $   785,636   $   855,394
     Allowance for doubtful accounts      220,165       379,512       155,168
     Accrued expenses                                    37,861        26,458
     Unearned revenue                                   642,621       723,966
     Other                                 75,875       114,473       190,567
                                      -----------   -----------   -----------

     Subtotal                           1,091,482     1,960,103     1,951,553
                                      -----------   -----------   -----------

Deferred Tax Liabilities
     Fixed assets                        (318,580)   (1,188,572)   (1,419,643)
     Intangible assets                   (241,148)   (1,652,446)   (3,410,355)
     Other                                                  (66)     (100,831)
                                      -----------   -----------   -----------
     Subtotal                            (559,728)   (2,841,084)   (4,930,829)
                                      -----------   -----------   -----------
Net deferred tax asset (liability)    $   531,754   $  (880,981)  $(2,979,276)
                                      ===========   ===========   ===========

         Management believes that a valuation allowance for deferred income tax assets is not deemed necessary as the assets are expected to be recovered.

15.      Retirement Plan

         The Company has a 401(k) Profit Sharing Plan (the "Plan") in which eligible employees may participate. Employees are eligible to participate in the Plan upon the attainment of age 21, and completion of one year of service. Participants may elect to contribute up to 15% of their annual compensation, not to exceed amounts prescribed by statutory guidelines. The Company is required to contribute an amount equal to 50% of each participant's eligible contribution up to 4% of the participant's annual compensation. The Company may elect to contribute additional amounts at its discretion. The Company's contributions to the Plan were approximately $115,000, $128,000 and $173,000 for the fiscal years ended January 31, 1999, 2000 and 2001, respectively.

16.      Related Party Transactions

         The Company leases certain office and warehouse space owned by the Chairman of the Board of Directors and Chief Executive Officer under certain lease arrangements, most of which are month-to-month. Rent expense, including taxes, for these leases amounted to $546,000, $265,000 and $316,000, for the years ended January 31, 1999, 2000 and 2001, respectively.

         We entered into licensing agreements (the "License Agreements") with Isaco International, Inc. ("Isaco"), pursuant to which Isaco was granted the exclusive license to use the Natural Issue and Perry Ellis brand names in the United States and Puerto Rico to market a line of men's underwear, hosiery and loungewear. The principal shareholder of Isaco is the father-in-law of our President and Chief Operating Officer. Royalty income earned from the License Agreements amounted to $298,000, $438,000 and $833,990 for the years ended January 31, 1999, 2000 and 2001, respectively.

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

         A summary of the stock option activity for options issued under the 1993 Plan and the Directors Plan is as follows for the years ended January 31:

                                                             Option Price Per Share                    Options Exercisable
                                                    ------------------------------------------  -------------------------------
                                       Number                                                      Number     Weighted Average
                                      of Shares          Low          High        Weighted       of Shares     Exercise Price
                                    --------------  ------------------------------------------  -------------------------------
Outstanding January 31, 1998              291,000    $    6.33     $   10.75    $    7.92            221,750   $     7.90
Granted 1999......................        387,000    $    9.75     $   15.75    $   13.18
Exercised 1999....................       (103,125)   $    6.33     $   10.67    $    7.36
Cancelled 1999....................         (8,875)   $   10.67     $   15.25    $   10.96
                                    --------------
Outstanding January 31, 1999              566,000    $    6.67     $   15.75    $   11.95            410,375   $    12.66
Granted 2000......................        501,050    $    8.81     $   13.50    $    9.26
Exercised 2000....................        (19,500)   $    6.67     $   10.07    $    8.39
Cancelled 2000....................        (15,000)   $    6.50     $   15.25    $    9.59
                                    --------------
Outstanding January 31, 2000            1,032,550    $    7.67     $   15.75    $   10.69            833,459   $    10.73
Granted 2001......................        167,000    $    5.13     $   13.00    $    8.41
Exercised 2001....................         (7,500)   $    7.67     $    7.67    $    7.67
Cancelled 2001....................        (78,500)   $    9.63     $   14.25    $   10.13
                                    --------------
Outstanding January 31, 2001            1,113,550    $    5.13     $   15.75    $   10.44            940,616   $    10.41
                                    ==============

         The following table summarizes information about options outstanding as of January 31, 2001:

                           Options Outstanding                                     Options Exercisable
--------------------------------------------------------------------------   --------------------------------
                                           Weighted
                                           Average
                                          Remaining           Weighted                           Weighted
       Range of            Number      Contractual Life       Average             Number          Average
   Exercise Prices      Outstanding       (in years)       Exercise Price       Exercisable    Exercise Price
------------------------------------- ------------------- ----------------   ---------------- ---------------
 $  5.00 - $  7.50        63,000             7.3              $  5.19             60,000         $  5.19
 $  7.51 - $ 10.00       661,000             2.1              $  9.39            601,375         $  8.82
 $ 10.01 - $ 12.00       116,550             3.9              $ 10.61             33,157         $ 10.53
 $ 12.01 - $ 16.00       273,000             6.8              $ 15.34            246,084         $ 15.55

         As described in Note 2, we account for stock-based compensation using the provisions of APB No. 25 and related interpretations. No compensation expense has been recognized in the years ended January 31, 1999, 2000 and 2001 as the exercise prices for the stock options granted are equal to their fair market value at the time of grant. Had compensation cost for options granted been determined in accordance with the fair value provisions of SFAS 123, our net income and net income per share would have been as follows for the years ended January 31:

                                      1999           2000             2001
                               ---------------  ---------------  -------------

Net income                         $8,145,789     $10,150,643      $7,078,649
                               ===============  ===============  =============
Net income per share:
     Basic                              $1.22           $1.51           $1.08
                               ===============  ===============  =============

     Diluted                            $1.20           $1.48      $     1.05
                               ===============  ===============  =============

         The fair value of these options was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions for 1999, 2000 and 2001:

                                      1999           2000             2001
                               -----------------------------------------------

Risk free interest                       6.5%            6.5%            6.5%
Dividend Yield                           0.0%            0.0%            0.0%
Volatility factors                      67.3%           64.0%           67.9%


Weighted average life (years)            5.0             9.0             4.5

         Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in 1999, 2000 and 2001 was $9.22, $6.99 and $4.43 respectively.

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

         Warrants - In conjunction with our initial public offering in May 1993, we granted 180,000 warrants entitling the holders of each warrant to purchase one share of common stock at an exercise price of $9.35 per share. The warrants became exercisable on May 21, 1995. Warrants were exercised during fiscal 1999, or have since expired.

18.      Segment Information

         In accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company's principal segments are grouped between the generation of revenues from products and royalties. The Licensing segment derives its revenues from royalties associated from the use of its brand names, principally Perry Ellis, John Henry, Manhattan and Munsingwear. The Product segment derives its revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. Trademark assets and costs have been allocated among the divisions where the brands are shared.

                                   AS OF AND FOR THE YEAR ENDED JANUARY 31,
                                   ----------------------------------------

                                            2000              2001
                                     ----------------  ----------------
Revenues:
      Product                        $    229,549,158  $    261,626,463
      Licensing                            22,839,698        25,789,975
                                     ----------------  ----------------
Total Revenues                       $    252,388,856  $    287,416,438
                                     ================  ================

Operating Income
      Product                        $     15,065,942  $     10,772,903
      Licensing                            16,249,186        17,482,218
                                     ----------------  ----------------
Total Operating Income               $     31,315,128  $     28,255,121
                                     ================  ================

Interest Expense
      Product                        $      3,417,678  $      3,353,726
      Licensing                            10,487,820        12,412,735
                                     ----------------  ----------------
Total Interest Expense               $     13,905,498  $     15,766,461
                                     ================  ================

Income Tax Provision
      Product                        $      4,368,823  $      2,721,285
      Licensing                             2,160,858         1,941,370
                                     ----------------  ----------------
Total Income Tax Provision           $      6,529,681  $      4,662,655
                                     ================  ================

Depreciation and Amortization
      Product                        $      1,493,055  $      1,824,137
      Licensing                             3,688,231         4,306,571
                                     ----------------  ----------------
Total Depreciation and Amortization  $      5,181,286  $      6,130,708
                                     ================  ================

Identifiable Assets
      Product                        $     93,698,724  $    113,454,814
      Licensing                           129,199,900       127,685,408
      Corporate                             1,974,564         1,972,860
                                     ----------------  ----------------
Total Identifiable Assets            $    224,873,188  $    243,113,082
                                     ================  ================

19.      Commitments and Contingencies

         The Company has licensing agreements, as licensee, for the use of certain branded and designer labels. The license agreements expire on varying dates through December 31, 2003. Total royalty payments under these license agreements amounted to $573,000, $1,105,716 and $1,198,106 for the years ended January 31, 1999, 2000 and 2001, respectively, and were classified as cost of sales.

         The Company occupies its main administrative office, warehouse and distribution facility under a operating lease for a 240,000 square foot facility in Miami. The lease has a term of five years expiring in 2003, minimum annual rental of approximately $1.3 million and requires a minimum contingent rental payment at the termination of the lease of $12.3 million. The minimum contingent rental payment is not required if, at the Company's option, the lease is renewed after the five year term.

         Minimum aggregate annual commitments for all of the Company's non-cancelable operating lease commitments, including the minimum contingent rental payment described above, are as follows.

Year Ending January 31,
-----------------------
2002                                                              $  2,213,613
2003                                                                13,952,138
2004                                                                   592,266
2005                                                                   397,537
2006                                                                   397,537
                                                              ------------------

    Total                                                         $ 17,553,091
                                                              ==================

         Rent expense for these leases, including the related party rent payments discussed in Note 16 amounted to $1,946,000, $1,660,632 and $1,925,238 for the fiscal years ended January 31, 1999, 2000 and 2001 respectively.

         The Company guarantees up to $600,000 of letters of credit of an unaffiliated entity.

         The Company is subject to claims and suits, and is the initiator of claims and suits against others, in the ordinary course of business. The Company does not believe that the resolution of any pending claims will have a material adverse effect on its financial position, results of operations or cash flows.

20.      Summarized Quarterly Financial Data
         (Unaudited)

                            1Q           2Q           3Q           4Q          Total
                        --------------------------------------------------------------
                                          (Dollars in thousands)

FISCAL YEAR ENDED JANUARY 31, 2001

Net Sales               $   78,232   $   58,941   $   64,356   $   60,097   $  261,626
Royalty Income               6,093        6,747        6,275        6,675       25,790
                        --------------------------------------------------------------
Total Revenues              84,325       65,688       70,631       66,772      287,416
Gross Profit                25,453       20,923       19,121       21,036       86,533
Net Income              $    3,590   $    1,818   $      351   $    2,067   $    7,826
Net Income per share:
     Basic              $     0.53   $     0.27   $     0.05   $     0.31   $     1.17
     Diluted            $     0.53   $     0.27   $     0.05   $     0.31   $     1.16

FISCAL YEAR ENDED JANUARY 31, 2000

Net Sales               $   59,479   $   45,273   $   66,618   $   58,179   $  229,549
Royalty Income               2,316        6,744        6,454        7,326       22,840
                        --------------------------------------------------------------
Total Revenues              61,795       52,017       73,072       65,505      252,389
Gross Profit                17,623       18,707       23,210       21,435       80,975
Net Income              $    2,892   $    1,607   $    3,964   $    2,417   $   10,880
Net Income per share:
     Basic              $     0.43   $     0.24   $     0.59   $     0.36   $     1.62
     Diluted            $     0.43   $     0.23   $     0.58   $     0.35   $     1.59

FISCAL YEAR ENDED JANUARY 31, 1999

Net Sales               $   60,085   $   49,709   $   65,012   $   46,541   $  221,347
Royalty income               1,022          981          492          562        3,057
                        --------------------------------------------------------------
Total revenues              61,107       50,690       65,504       47,103      224,404
Gross Profit                15,648       13,166       16,085       13,307       58,206
Net Income              $    2,637   $    1,053   $    2,812   $    2,080   $    8,582
Net income per share:
     Basic              $     0.40   $     0.16   $     0.42   $     0.31   $     1.29
     Diluted            $     0.39   $     0.15   $     0.42   $     0.31   $     1.27

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

    21.1           Subsidiaries of Registrant

    23.2           Consent of Deloitte & Touche LLP