Form 10-Q
period 2001-04-30
PERRY ELLIS INTERNATIONAL INC
filed 2001-06-12
CIK 900349

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549

                                   FORM 10-Q


              [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                   For the Quarterly Period Ended April 30, 2001

                                      OR

              [_]  Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ______
    -----

The number of shares outstanding of the registrant's common stock is 6,557,374 (as of June 6, 2001).

                        PERRY ELLIS INTERNATIONAL, INC.


                                     INDEX


                                                                       PAGE
PART I:   FINANCIAL INFORMATION

Item 1:

Consolidated Balance Sheets (Unaudited)
          as of April 30, 2001 and January 31, 2001                       1

Consolidated Statements of Income (Unaudited)
          for the three months ended April 30, 2001 and 2000              2

Consolidated Statements of Cash Flows (Unaudited)
          for the three months ended April 30, 2001 and 2000              3

Notes to Consolidated Financial Statements                                4

Item 2:

Management's Discussion and Analysis
          of Financial Condition and Results of Operations                5

PART II:  OTHER INFORMATION                                               9

Signature                                                                10

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


 ASSETS                                                                        April 30, 2001     January 31, 2001
                                                                             -----------------   ------------------
 Current Assets:

    Cash and cash equivalents                                                $         461,381    $        344,741
    Accounts receivable, net                                                        65,477,124          58,821,622
    Inventories                                                                     40,262,558          43,556,374
    Deferred income taxes                                                            1,951,553           1,951,553
    Prepaid income taxes                                                                     -             136,718
    Other current assets                                                             1,870,064           2,305,283
                                                                             -----------------    ----------------
           Total current assets                                                    110,022,680         107,116,291

 Property and equipment, net                                                         9,578,436           9,820,628

 Intangible assets, net                                                            120,966,539         122,016,681

 Other                                                                               4,832,525           4,159,482
                                                                             -----------------    ----------------

           TOTAL ASSETS                                                      $     245,400,180    $    243,113,082
                                                                             =================    ================

 LIABILITIES & STOCKHOLDERS' EQUITY

 Current Liabilities:

    Accounts payable                                                         $       5,917,247           6,712,859
    Accrued expenses                                                                 3,585,692           3,660,364
    Income taxes payable                                                             1,381,032                   -
    Accrued interest payable                                                         1,245,590           4,215,835
    Unearned revenues                                                                1,883,658           1,996,752
    Other current liabilities                                                        1,235,924           1,651,467
                                                                             -----------------    ----------------
           Total current liabilities                                                15,249,143          18,237,277

 Senior subordinated notes payable, net                                             99,193,667          99,152,667
 Deferred income tax                                                                 4,930,829           4,930,829
 Long term debt - senior credit agreement                                           40,099,018          37,913,126
                                                                             -----------------    ----------------
           Total long-term liabilities                                             144,223,514         141,996,622
                                                                             -----------------    ----------------

           Total liabilities                                                       159,472,657         160,233,899
                                                                             -----------------    ----------------

 Stockholders' Equity:

 Preferred stock $.01 par value; 1,000,000 shares authorized;
    no shares issued or outstanding                                                          -                   -
 Class A Common Stock $.01 par value; 30,000,000 shares authorized;
    no shares issued or outstanding                                                          -                   -
 Common stock $.01 par value; 30,000,000 shares authorized;
    6,579,374 shares issued and 6,557,374 shares outstanding
    as of April 30, 2001 and 6,739,374 shares issued and
    6,579,374 shares outstanding as of January 31, 2001.                                65,793              67,393
 Additional paid-in-capital                                                         28,035,088          29,063,407
 Retained earnings                                                                  57,975,902          54,778,302
                                                                             -----------------    ----------------
           Total                                                                    86,076,783          83,909,102
 Common stock in treasury at cost; 22,000 and 160,000 shares
   as of April 30, 2001 and January 31, 2001, respectively                            (149,260)         (1,029,919)
                                                                             -----------------    ----------------
                 Total stockholders' equity                                         85,927,523          82,879,183
                                                                             -----------------    ----------------
           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $     245,400,180    $    243,113,082
                                                                             =================   =================

                See Notes to Consolidated Financial Statements.

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                              Three Months Ended April 30,
                                                                      ---------------------------------------
                                                                           2001                     2000
                                                                      --------------          ---------------
Revenues

  Net Sales                                                           $   80,865,625          $    78,232,412
  Royalty Income                                                           6,065,629                6,092,556
                                                                      --------------          ---------------
       Total Revenues                                                     86,931,254               84,324,968


Cost of Sales *                                                           60,781,609               58,871,648
                                                                      --------------          ---------------

Gross Profit                                                              26,149,645               25,453,320

Operating Expenses
  Selling, General and Administrative Expenses                            15,410,444               14,307,428
  Depreciation and Amortization                                            1,598,338                1,502,212
                                                                      --------------          ---------------
       Total Operating Expenses                                           17,008,782               15,809,640


Operating Income                                                           9,140,863                9,643,680

Interest Expense                                                           4,091,767                3,866,382
                                                                      --------------          ---------------
Income Before Share of Income from Unconsolidated
  Subsidiary and Income Taxes                                              5,081,145                5,777,298

Share of Income from Unconsolidated Subsidiary - Net                          32,049                        -

Income Taxes                                                               1,883,545                2,187,535
                                                                      --------------          ---------------
Net Income                                                            $    3,197,600          $     3,589,763
                                                                      ==============          ===============

*Included in cost of sales is $32,139 and $17,970 for three months ended April 30, 2001 and 2000, respectively, of depreciation expense.


Net Income per Share
   Basic                                                              $         0.49          $          0.53
   Diluted                                                            $         0.48          $          0.53

Weighted Average Number of Shares Outstanding
   Basic                                                                   6,576,430                6,732,354
   Diluted                                                                 6,590,839                6,835,903

                See Notes to Consolidated Financial Statements.

                           PERRY ELLIS INTERNATIONAL
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     THREE MONTHS ENDED APRIL 30,
                                                                              ----------------------------------------
                                                                                   2001                     2000
                                                                              ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $     3,197,600          $    3,589,763
Adjustments to reconcile net income to net cash
  used in operating activities:
     Depreciation and amortization                                                  1,473,140               1,410,049
     Amortization of bond discount                                                     41,000                  41,000
     Amortization of debt issue cost                                                  157,337                 110,133
     Other                                                                            (33,959)                      -
     Changes in operating assets and liabilities
          (net of effects of acquisitions):
          Accounts receivable, net                                                 (6,655,503)            (21,585,831)
          Inventories                                                               3,293,816              (3,735,662)
          Prepaid income taxes                                                        136,718                       -
          Other current assets                                                        485,219               2,199,439
          Other assets                                                               (830,379)                (41,396)
          Accounts payable and accrued expenses                                      (836,325)               (530,306)
          Income Taxes Payable                                                      1,381,032                       -
          Accrued Interest Payable                                                 (2,970,245)             (3,122,332)
          Other current liabilities                                                  (528,637)               (259,116)
                                                                              ---------------          --------------
             Net cash used in operating activities:                                (1,689,186)            (21,924,259)
                                                                              ---------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                   (189,337)               (799,442)
Payment on purchase of intangible assets                                              (41,469)                (35,495)
                                                                              ---------------          --------------
             Net cash used in investing activities:                                  (230,806)               (834,937)
                                                                              ---------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in borrowings under credit facilities                                  2,185,892              23,981,197
Net payments on long-term debt                                                              -              (1,250,000)
Purchase of treasury stock                                                           (149,260)                      -
Proceeds from exercise of stock option                                                      -                  57,501
                                                                              ---------------          --------------
             Net cash provided by financing activities:                             2,036,632              22,788,698
                                                                              ---------------          --------------

NET INCREASE IN CASH                                                                  116,640                  29,502

CASH AT BEGINNING OF YEAR                                                             344,741                 225,631
                                                                              ---------------          --------------
CASH AT END OF PERIOD                                                         $       461,381          $      255,133
                                                                              ===============          ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                 $     7,062,012          $    6,964,273
                                                                              ===============          --------------
     Income taxes                                                             $       652,872          $      130,000
                                                                              ===============          ==============


                See Notes to Consolidated Financial Statements.

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1.  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   GENERAL

     The accompanying unaudited consolidated financial statements of Perry Ellis International, Inc. and Subsidiaries ("Perry Ellis" or the "Company") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2001. In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim periods presented and all adjustments are of a normal and recurring nature. The results of operations for the three months ended April 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

     Certain amounts in the prior period have been reclassified to conform to the current period's presentation.

2.   INVENTORIES

     Inventories are stated at the lower of cost or market on a first-in, first-out basis and consist principally of finished goods.

3.   LETTER OF CREDIT FACILITIES

     Borrowings and availability under letter of credit facilities consist of the following as of:


                                               April 30,       January 31,
                                                 2001              2001
                                             ------------     -------------


Total letter of credit facilities            $ 52,000,000     $ 52,000,000
Outstanding letters of credit                 (26,086,281)     (27,923,927)
                                             ------------     ------------
Total available                              $ 25,913,719     $ 24,076,073
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

                                         THREE MONTHS ENDED APRIL 30,
                                      ------------------------------------

                                           2001                    2000
                                      ------------------------------------
Revenues:
      Product                         $   80,865,625         $  78,232,412
      Licensing                            6,065,629             6,092,556
                                      ------------------------------------
Total Revenues                        $   86,931,254         $  84,324,968
                                      ====================================

Operating Income:
      Product                         $    5,886,615         $   5,674,600
      Licensing                            3,254,248             3,969,080
                                      ------------------------------------
Total Operating Income                $    9,140,863         $   9,643,680
                                      ====================================


5.   TRADEMARK ACQUISITIONS

     For the year ended January 31, 2001, Perry Ellis acquired intellectual property for approximately $3.05 million which includes the following trademarks: Pro-Player, Artex, Fun Gear, Salem Sportswear, Mondo di Marco. Pro-Player is a well-known brand in the sports apparel business with distribution in department stores and middle market retailers. The Mondo di Marco trademarks were acquired from the bankruptcy estate of Mondo, Inc.

6.   SHARE REPURCHASE

     On July 11, 2000 the board of directors of Perry Ellis approved a share repurchase program in which up to 500,000 shares of common stock may be purchased from time to time during the following 12 months. The shares may be purchased in the open market or in privately negotiated transactions. On March 2, 2001 the Company retired 160,000 shares held in the treasury. As of April 30, 2001, the Company had repurchased 22,000 additional shares at an average price of $6.78 per share.

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

Results of Operations

Three months ended April 30, 2001 as compared to three months ended April 30, 2000.

     Total revenues. Total revenues consist of net sales and royalty income. Total revenues increased 3.1% to $86.9 million for the three months ended April 30, 2001 from $84.3 million for the comparable period in 2000. The increase for the three months period is primarily the result of the increase in product sales as described below.

     Net sales. Net sales increased 3.5% to $80.9 million for the three months ended April 30, 2001 from $78.2 million in the comparable prior period, relating to increases in the Ad Specialty Incentive market, mass merchandise channels of distribution and our European subsidiary of Perry Ellis America footwear.

     Royalty income. Royalty income remained essentially flat for the three months ended April 30, 2001 at $6.07 million compared to $6.09 in the comparable prior period.

     Cost of sales. Cost of sales for the three months ended April 30, 2001 increased $1.9 million or 3.2% to $60.8 million from $58.9 million in the comparable prior period, reflecting an increase in the number of units sold for the period. As a percentage of net sales, cost of sales decreased for the three months period ended April 30, 2001 to 75.2% from 75.3% for the three months period ended April 30, 2000. The decrease in cost of sales as a percentage of net sales is a result of product mix changes in both branded and private label goods.

     Gross Profit. Gross profit was $26.1 million for the three months period ended April 30, 2001, compared to $25.5 million for the comparable prior period. The increase in gross profit of 2.4% for the three months period reflects the change in product mix.

     Selling, general and administrative expenses. Selling, general and administrative expenses, excluding depreciation and amortization, increased $1.1 million or 7.7% for the three months period ended April 30, 2001 to $15.4 million from $14.3 million in the 2000 period. As a percentage of total revenue, selling, general and administrative expenses were 17.7% for the three months ended April 30, 2001 compared to 17.0% in the comparable 2000 period. The increase in selling, general and administrative costs were attributable to higher payroll, advertising and warehouse costs associated with increased inventory and shipping activity.

     Depreciation and amortization. Depreciation and amortization for the three months period ended April 30, 2001 increased to $1.6 million from $1.5 million in the comparable 2000 period. The small increase primarily reflects an increase in amortization due to the acquisition of the Pro-Player and Mondo di Marco trademarks during the fiscal year ended January 31, 2001.

     Interest expense. Interest expense increased $0.2 million for the three months period ended April 30, 2001 to $4.1 million from $3.9 million in the comparable 2000 period. The increase for the three months period is primarily attributable to the additional interest from increased borrowings under the revolving credit agreement to support the increase in sales.

     Income taxes. For the three month period ended April 30, 2001, the effective tax rate was 37.1% compared to 37.9% for the comparable 2000 period.

     Net income. Net income for the three months period ended April 30, 2001 decreased $0.4 million to $3.2 million from $3.6 million in the comparable 2000 period. As a percentage of total revenue, net income was 3.7% for the three months period ended April 30, 2001, compared to 4.3% in the comparable 2000 period.

Liquidity and Capital Resources

     The Company relies primarily upon cash flow from operations and borrowings under its senior credit facility to finance operations and expansion. Cash used in operating activities was $1.7 million in the three months ended April 30, 2001, compared to $21.9 million in the three months ended April 30, 2000. The decreased level in cash used in operating activities is primarily attributable to timing of sales and timing of cash collections on accounts receivable in the current period as compared to the three months ended April 30, 2000.

     Net cash used in investing activities was $0.2 million for the three months ended April 30, 2001, which primarily reflects purchases of property and equipment.

     Net cash provided by financing activities for the three months ended April 30, 2001 totaled $2.0 million, which was primarily the result of net borrowings under the Company's senior credit facility.

     The Company has a senior credit facility consisting of a revolving credit facility of up to an aggregate amount of $75.0 million. The senior credit facility expires in October 2002. Borrowings are limited under the terms of a borrowing base calculation. Interest on borrowings is variable, based upon the Company's option of selecting a LIBOR plus 2.0% interest rate or the bank's prime rate. The facility contains covenants which require the Company to maintain certain financial and net worth ratios and restricts the payment of dividends. The Company's assets are pledged as collateral for the facility.

     Management believes that the combination of borrowing availability under the senior credit facility, existing working capital and funds are anticipated to be generated from operating activities will be sufficient to meet the Company's anticipated operating and capital needs in the foreseeable future.

Effects of Inflation and Foreign Currency Fluctuations

     The Company does not believe that inflation or foreign currency fluctuations significantly affected its results of operations for the three months ended April 30, 2001.

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



Date:  June 8, 2001                    By:  /s/ Timothy B. Page
                                       ----------------------------------------
                                       Timothy B. Page, Chief Financial Officer