Form 10-Q
period 2001-07-31
PERRY ELLIS INTERNATIONAL INC
filed 2001-09-14
CIK 900349

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


           [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                 For the Quarterly Period Ended July 31, 2001

                                      OR

           [_]  Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                        Commission File Number 0-21764

                        PERRY ELLIS INTERNATIONAL, INC.
            (Exact Name of Registrant as Specified in its Charter)


             Florida                                         59-1162998
  (State or other jurisdiction of                           (IRS Employer
   Incorporation or organization)                      Identification Number)

              3000 N.W. 107 Avenue
                 Miami, Florida                               33172
     (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (305) 592-2830


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No _____
    -----

The number of shares outstanding of the registrant's common stock is 6,580,374 (as of September 11, 2001).

                        PERRY ELLIS INTERNATIONAL, INC.


                                     INDEX

                                                                    PAGE
PART I:  FINANCIAL INFORMATION

Item 1:

Consolidated Balance Sheets
     as of July 31, 2001 (Unaudited) and January 31, 2001              1

Consolidated Statements of Income (Unaudited)
     for the three and six months ended July 31, 2001 and 2000         2

Consolidated Statements of Cash Flows (Unaudited)
     for the three and six months ended July 31, 2001 and 2000         3

Notes to Consolidated Financial Statements                             4

Item 2:

Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                         7

PART II: OTHER INFORMATION                                            10

Signature                                                             12

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                  July 31, 2001      January 31, 2001
                                                                                 ---------------     ----------------
ASSETS

Current Assets:
 Cash and cash equivalents                                                       $       133,201     $        344,741
 Accounts receivable, net                                                             49,229,682           58,821,622
 Inventories                                                                          37,623,754           43,556,374
 Deferred income taxes                                                                 1,951,553            1,951,553
 Prepaid income taxes                                                                          -              136,718
 Other current assets                                                                  2,066,242            2,305,283
                                                                                 ---------------     ----------------
     Total current assets                                                             91,004,432          107,116,291

Property and equipment, net                                                           10,428,528            9,820,628

Intangible assets, net                                                               119,964,212          122,016,681

Other                                                                                  4,281,807            4,159,482
                                                                                 ---------------     ----------------

     TOTAL ASSETS                                                                $   225,678,979     $    243,113,082
                                                                                 ===============     ================

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                                $     5,525,497     $      6,712,859
 Accrued expenses                                                                      3,484,843            3,660,364
 Income taxes payable                                                                  1,704,094                    -
 Accrued interest payable                                                              4,172,527            4,215,835
 Unearned revenues                                                                     1,986,520            1,996,752
 Other current liabilities                                                             2,394,440            1,651,467
                                                                                 ---------------     ----------------
     Total current liabilities                                                        19,267,921           18,237,277

Senior subordinated notes payable, net                                                99,234,667           99,152,667
Deferred income tax                                                                    4,930,829            4,930,829
Long term debt - senior credit agreement                                              14,983,353           37,913,126
                                                                                 ---------------     ----------------
     Total long-term liabilities                                                     119,148,849          141,996,622
                                                                                 ---------------     ----------------

     Total liabilities                                                               138,416,770          160,233,899
                                                                                 ---------------     ----------------

Stockholders' Equity:

Preferred stock $.01 par value; 1,000,000 shares authorized;
 no shares issued or outstanding                                                               -                    -
Class A Common Stock $.01 par value; 30,000,000 shares authorized;
 no shares issued or outstanding                                                               -                    -
Common stock $.01 par value; 30,000,000 shares authorized; 6,580,374 shares issued and 6,537,574 shares outstanding as of July 31, 2001 and 6,739,374
 shares issued and 6,579,374 shares outstanding as of January 31, 2001                    65,803               67,393
Additional paid-in-capital                                                            28,041,953           29,063,407
Retained earnings                                                                     59,462,809           54,778,302
                                                                                 ---------------     ----------------
     Total                                                                            87,570,565           83,909,102
Common stock in treasury at cost; 42,800 and 160,000 shares as of
 July 31, 2001 and as of January 31, 2001, respectively                                 (308,356)          (1,029,919)
                                                                                 ---------------     ----------------
     Total stockholders' equity                                                       87,262,209           82,879,183
                                                                                 ---------------     ----------------

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                  $   225,678,979     $    243,113,082
                                                                                 ===============     ================

                See Notes to Consolidated Financial Statements.

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  Three Months Ended July 31,       Six Months Ended July 31,
                                                                ------------------------------    ------------------------------
                                                                     2001             2000             2001             2000
                                                                -------------    -------------    -------------    -------------
Revenues
  Net Sales                                                     $  58,926,242    $  58,940,558    $ 139,791,866    $ 137,172,970
  Royalty Income                                                    6,857,434        6,747,662       12,923,064       12,840,218
                                                                -------------    -------------    -------------    -------------
     Total Revenues                                                65,783,676       65,688,220      152,714,930      150,013,188

Cost of Sales                                                      45,111,237       44,764,744      105,892,846      103,636,392
                                                                -------------    -------------    -------------    -------------

Gross Profit                                                       20,672,439       20,923,476       46,822,084       46,376,796

Operating Expenses
  Selling, General and Administrative Expenses                     12,995,723       12,431,184       28,403,658       26,738,612
  Depreciation and Amortization                                     1,638,821        1,523,462        3,239,666        3,025,674
                                                                -------------    -------------    -------------    -------------
     Total Operating Expenses                                      14,634,544       13,954,646       31,643,324       29,764,286
                                                                -------------    -------------    -------------    -------------

Operating Income                                                    6,037,895        6,968,830       15,178,760       16,612,510

Interest Expense                                                    3,647,085        4,058,403        7,738,853        7,924,785
                                                                -------------    -------------    -------------    -------------

Income Before Share of Income from Unconsolidated
  Subsidiary and Income Taxes                                       2,390,810        2,910,427        7,439,907        8,687,725

Share of Income (loss) from Unconsolidated
  Subsidiary - Net                                                     (7,515)               -           24,534                -

Income Taxes                                                          896,388        1,092,456        2,779,934        3,279,991
                                                                -------------    -------------    -------------    -------------

Net Income                                                      $   1,486,907    $   1,817,971    $   4,684,507    $   5,407,734
                                                                =============    =============    =============    =============


Net Income per Share
  Basic                                                         $        0.23    $        0.27    $        0.71    $        0.80
                                                                =============    =============    =============    =============
  Diluted                                                       $        0.23    $        0.27    $        0.71    $        0.79
                                                                =============    =============    =============    =============

Weighted Average Number of Shares Outstanding
  Basic                                                             6,579,537        6,739,374        6,579,919        6,737,878
  Diluted                                                           6,594,699        6,805,469        6,594,705        6,822,715

                See Notes to Consolidated Financial Statements.

                           PERRY ELLIS INTERNATIONAL

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              SIX MONTHS ENDED JULY 31,
                                                            ----------------------------
                                                                2001             2000
                                                            ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $  4,684,507     $ 5,407,734
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                3,010,280       3,061,614
  Amortization of bond discount                                   82,000          82,000
  Amortization of debt issue cost                                309,674         235,914
  Other                                                          (25,888)              -
  Changes in operating assets and liabilities
    (net of effects of acquisitions):
    Accounts receivable, net                                   9,591,940       2,357,948
    Inventories                                                5,932,620      (1,711,921)
    Prepaid income taxes                                         136,718       1,856,815
    Other current assets                                         289,041         528,086
    Other assets                                                (458,937)       (379,288)
    Accounts payable and accrued expenses                     (1,336,995)     (2,374,887)
    Income taxes payable                                       1,704,094         798,208
    Accrued interest payable                                     (43,308)       (121,598)
    Other current liabilities                                    732,741        (704,398)
                                                            ------------     -----------

      Net cash provided by operating activities:              24,608,487       9,036,227
                                                            ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                            (1,505,667)     (1,349,644)
Payment on purchase of intangible assets                         (83,106)     (1,489,151)
                                                            ------------     -----------

      Net cash used in investing activities:                  (1,588,773)     (2,838,795)
                                                            ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in borrowings under credit facilities           (22,929,773)     (3,435,154)
Net payments of long-term debt                                         -      (2,500,000)
Purchase of treasury stock                                      (308,356)              -
Proceeds from exercise of stock options                            6,875          11,151
                                                            ------------     -----------

      Net cash used in financing activities:                 (23,231,254)     (5,924,003)
                                                            ------------     -----------

NET (DECREASE) INCREASE IN CASH                                 (211,540)        273,429

CASH AT BEGINNING OF YEAR                                        344,741         225,631
                                                            ------------     -----------

CASH AT END OF PERIOD                                       $    133,201     $   499,060
                                                            ============     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
Cash paid during the period for:
  Interest                                                  $  7,651,220     $ 8,046,384
                                                            ============     ===========
  Income taxes                                              $  1,277,872     $   610,000
                                                            ============     ===========

                See Notes to Consolidated Financial Statements.

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1.  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   GENERAL

     The accompanying unaudited consolidated financial statements of Perry Ellis International, Inc. and Subsidiaries ("Perry Ellis" or the "Company") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2001. In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the interim periods presented and all adjustments are of a normal and recurring nature. The results of operations for the three and six months ended July 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

     Certain amounts in the prior period have been reclassified to conform to the current period's presentation.

2.   INVENTORIES

     Inventories are stated at the lower of cost or market on a first-in, first-out basis and consist principally of finished goods.

3.   LETTER OF CREDIT FACILITIES

     Borrowings and availability under letter of credit facilities consist of the following as of:

                                                July 31,          January 31,
                                                  2001               2001
                                            ---------------    ----------------
Total letter of credit facilities              $ 52,000,000        $ 52,000,000
Outstanding letters of credit                   (32,022,480)        (27,923,927)
                                            ---------------    ----------------
Total available                                $ 19,977,520        $ 24,076,073
                                            ===============    ================

4.   SEGMENT INFORMATION

     In accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", our principal segments are grouped into the generation of revenues from sale of products and royalties from licensing activity. The Licensing segment derives its revenues from royalties associated with the use of its brand names, principally Perry Ellis(R), John Henry(R), Manhattan(R) and Munsingwear(R). The Product segment derives its revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. Trademark costs have been allocated among the divisions where the brands are shared. Shared selling, general and administrative expenses are allocated amongst the segments based upon department utilization rates.

                              THREE MONTHS ENDED JULY 31,       SIX MONTHS ENDED JULY 31,
                            ----------------------------------------------------------------

                                 2001            2000             2001             2000
                            ----------------------------------------------------------------
Revenues:
   Product                  $58,926,242     $58,940,558     $139,791,866     $137,172,970
   Licensing                  6,857,434       6,747,662       12,923,064       12,840,218
                            ----------------------------------------------------------------
Total Revenues              $65,783,676     $65,688,220     $152,714,930     $150,013,188
                            ================================================================

Operating Income
   Product                  $ 1,907,262     $ 2,262,506     $  7,793,877     $  7,937,122
   Licensing                  4,130,633       4,706,324        7,384,883        8,675,388
                            ----------------------------------------------------------------
Total Operating Income      $ 6,037,895     $ 6,968,830     $ 15,178,760     $ 16,612,510
                            ================================================================

5.   TRADEMARK ACQUISITIONS

     During the year ended January 31, 2001, Perry Ellis acquired intellectual property for approximately $3.05 million which included the following trademarks: Pro-Player(R), Artex(R), Fun Gear(R), Salem Sportswear(R), and Mondo di Marco(R). Pro-Player is a well-known brand in the sports apparel business with distribution in department stores and middle market retailers. The Mondo di Marco and associated trademarks were acquired from the bankruptcy estate of Mondo, Inc.

6.   SHARE REPURCHASE

     On July 11, 2000 the Board of Directors of Perry Ellis approved a share repurchase program in which up to 500,000 shares of common stock may be purchased from time to time during the following 12 months. The shares may be purchased in the open market or in privately negotiated transactions. On March 2, 2001, the Company retired 160,000 shares held in the treasury as of January 31, 2001. On July 11, 2001, the Board of Directors extended the current share repurchase program for an additional year. For the six months ended July 31, 2001, the Company had repurchased 42,800 additional shares at an average price of $7.20 per share.

7.   COST OF SALES

     Included in cost of sales is depreciation expense of $48,149 and $17,970 for the three months ended July 31, 2001 and 2000, respectively; and $80,288 and $35,940 for the six months ended July 31, 2001 and 2000, respectively.

8.   RECENT ACCOUNTING PRONOUNCEMENT

          The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes the accounting and financial reporting requirements for derivative instruments. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows for the period ended July 31, 2001.

          In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

          In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changes the accounting treatment as it applies to goodwill and other intangible assets from an amortization method to an impairment-only approach. Under SFAS No. 142, proper accounting treatment requires annual assessment for any impairment of the carrying value of the assets based upon an estimation of the fair value of the reporting unit to which the assets pertain. Under SFAS No. 142, goodwill is no longer subject to amortization. Impairment loss for goodwill arising from the initial application of SFAS NO.142 is to be reported as a cumulative effect of a change in accounting principle. The effective date of this statement is for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 for its fiscal year beginning February 1, 2002. The impact of this pronouncement on the Company's financial results is currently being evaluated.

9.   SUBSEQUENT EVENT

          On August 16, 2001, the Company signed a five-year exclusive corporate market license agreement with Nautica Apparel Inc., a subsidiary of Nautica Enterprises, Inc. The license, which is for corporate apparel, bags and accessories, covers both the United States and Canada.

          On August 17, 2001, the Company entered into an interest rate swap and cap agreement, for an aggregate notional amount of $40.0 million, in order to minimize its debt servicing costs associated with its $100.0 million of 12.25% senior subordinated notes due April 1, 2006. The swap and cap agreement are scheduled to terminate on April 1, 2006.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, risk related to fashion trends; the retail industry; reliance on key customers; contract manufacturing; foreign sourcing; import and export restrictions; competition; seasonality; rapid expansion of business, general economic conditions; dependence on key personnel and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

Results of Operations

Three and six months ended July 31, 2001 as compared to three and six months ended July 31, 2000.

        Total revenues. Total revenues consist of net sales and royalty income. Total revenues increased 0.2% to $65.8 million for the three months ended July 31, 2001 from $65.7 million for the comparable period in 2000. For the six months ended July 31, 2001, total revenues increased 1.8% to $152.7 million from $150.0 million for the six months ended July 31, 2000. The increase for the three months period is primarily the result of a small increase in royalty income while the increase for the six months period primarily reflects growth in product sales as described below.

        Net sales. Net sales remained constant at $58.9 million for the three months ended July 31, 2001, compared to the same period a year ago. For the six months ended July 31, 2001, net sales increased $2.6 million or 1.9% to $139.8 million from $137.2 million for the six months ended July 31, 2000. The increase for the six month period is a result of increases in sales in Ad Specialty Incentive (ASI) market, mass merchandise channel of distribution, and our European subsidiary which markets Perry Ellis America(R) footwear.

        Royalty income. Royalty income increased slightly to $6.9 million for the three months ended July 31, 2001 compared to $6.7 million in the comparable, 2000 period. Royalty income for the six months period ended July 31, 2001 increased to $12.9 million from $12.8 million for the year ago period.

        Cost of sales. Cost of sales for the three months ended July 31, 2001 increased $0.3 million or 0.7% to $45.1 million from $44.8 million in the comparable prior period. For the six months period ended July 31, 2001, cost of sales increased 2.2% to $105.9 million from $103.6 million in the comparable period a year ago, reflecting the increase in net sales. As a percentage of net sales, cost of sales increased slightly to 76.6% from 76.1% and to 75.8% from 75.5% for the three and six months periods ended July 31, 2001, respectively, compared to the prior year periods. The small increase in cost of sales as a percentage of net sales is a result of product mix changes in both branded and private label goods.

     Gross Profit. Gross profit was $20.7 million for the three month period ended July 31, 2001, compared to $20.9 million for the comparable, 2000 period. For the six months ended July 31, 2001, gross profit increased 0.9% to $46.8 million from $46.4 million for the period ended July 31, 2000 as a result of the change in product mix..

     Selling, general and administrative expenses. Selling, general and administrative expenses, excluding depreciation and amortization, increased $0.6 million or 4.8%, and $1.7 million or 6.4%, respectively, for the three and six months periods ended July 31, 2001, respectively, to $13.0 million and $28.4 million, from $12.4 million and $26.7 million in the comparable, 2000 period.
As a percentage of total revenue, selling, general and administrative expenses were 19.8% and 18.6% for the three and six months ended July 31, 2001, respectively, compared to 18.9% and 17.8% in the comparable 2000 period. The increase in selling, general and administrative costs is attributable to higher payroll and advertising costs associated with the introduction of the Perry Ellis America line and the start up of a retail outlet, concept test store, located in the Sawgrass Mills outlet mall in Sunrise, Florida.

     Depreciation and amortization. Depreciation and amortization for the three and six month periods ended July 31, 2001 increased to $1.6 million and $3.2 million, respectively, from $1.5 million and $3.0 million in the comparable 2000 period. The small increase primarily reflects an increase in amortization due to the acquisition of the Pro-Player and Mondo di Marco trademarks during the fiscal year ended January 31, 2001.

     Interest expense. Interest expense decreased $0.4 million and $0.2 million for the three and six months periods ended July 31, 2001 to $3.6 million and $7.7 million, respectively, from $4.1 million and $7.9 million in the comparable 2000 period. The decrease for both the three and six month periods is primarily attributable to the decrease in borrowings under the senior credit agreement as well as to lower interest rates.

     Income taxes. For the three and six month periods ended July 31, 2001, the effective tax rate was 37.6% and 37.3%, respectively, compared to 37.5% and 37.8% for the comparable 2000 period.

     Net income. Net income for the three and six month periods ended July 31, 2001 decreased $0.3 million and $0.7 million to $1.5 million and $4.7 million from $1.8 million and $5.4 million in the comparable 2000 period. As a percentage of total revenue, net income was 2.2% and 3.1% for the three and six months period ended July 31, 2001, compared to 2.7% and 3.6% in the comparable 2000 period.

Liquidity and Capital Resources

     The Company relies primarily upon cash flow from operations and borrowings under its senior credit facility to finance operations and expansion. Cash provided by operating activities was $24.6 million in the six months ended July 31, 2001, compared to $9.0 million in the six months ended July 31, 2000. The increase in the level of cash provided by operating activities is primarily attributable to timing of cash collections on accounts receivable and to more effective management of inventories.

     Net cash used in investing activities was $1.6 million for the six months ended July 31, 2001, which primarily reflects purchases of property and equipment.

     Net cash used in financing activities for the six months ended July 31, 2001 totaled $23.2 million, which was primarily the result of repayments of borrowings under the Company's senior credit facility.

     The Company has a senior credit facility consisting of a revolving credit facility allowing for aggregate borrowings of $75.0 million. The senior credit facility expires in October 2002. Borrowings are limited under the terms of a borrowing base calculation. Interest on borrowings is variable, based upon the Company's option of selecting a LIBOR based interest rate or the bank's prime rate. During the next fiscal quarter, the Company's borrowing cost under the
senior credit facility will be LIBOR plus 1.75%.   The facility contains
covenants which require the Company to maintain certain financial and net worth ratios and restricts the payment of dividends. The Company's assets are pledged as collateral for the facility.

     Management believes that the combination of borrowing availability under the senior credit facility, existing working capital and funds anticipated to be generated from operating activities will be sufficient to meet the Company's anticipated operating and capital needs in the foreseeable future.

Effects of Inflation and Foreign Currency Fluctuations

     The Company does not believe that inflation or foreign currency fluctuations significantly affected its results of operations for the three and six months ended July 31, 2001.

Quantitative and Qualitative Disclosures about Market Risks

     The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to borrowings under the senior credit facility.

     On August 17, 2001, the Company entered into an interest rate swap and cap agreement, for an aggregate notional amount of $40.0 million, in order to minimize its debt servicing costs associated with its $100.0 million of 12.25% senior subordinated notes due April 1, 2006. The swap agreement is scheduled to terminate on April 1, 2006. Under the interest rate swap agreement, the Company is entitled to receive semi-annual interest payments on October 1, and April 1, at a fixed rate of 12.25% and is obligated to make semi-annual interest payments on October 1, and April 1, at a floating rate based on the 3-month LIBOR rate plus 750 basis points, with an initial floating rate of 11.06% at August 17, 2001. The swap agreement has optional call provisions with trigger dates of April 1, 2003, April 1, 2004 and April 1, 2005, which contain certain premium requirements in the event the call is exercised.

     The cap agreement is scheduled to terminate on April 1, 2006. The first cap date is October 1, 2001, and ensures that the Company's payments under the interest rate swap will not exceed 750 basis points plus a maximum 3-month LIBOR rate of 5.75%, or 13.25%.

     The Company has designated the interest rate swap and cap agreements as a
hedge against its $100.0 million senior subordinated notes.   Accordingly, the
interest rate swap and cap will be accounted for using settlement accounting and the differential to be paid or received on the interest rate swap and cap agreements will be accrued and recognized as an adjustment to interest rate expense over the life of the agreements.



PART II:    OTHER INFORMATION

ITEM 1.     Legal Proceedings

     Not applicable

ITEM 2.     Changes in Securities

     Not applicable

ITEM 3.     Defaults Upon Senior Securities

     Not applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders

            On June 12, 2001, the Company held its Annual Meeting of Shareholders (the "Meeting").

            Not applicable.

            At the Meeting, the following matter was voted upon:

          ELECTION OF DIRECTORS

The following table sets forth the name of each nominee and the voting with respect to each nominee for director.

                                      FOR            WITHHOLD AUTHORITY
                                      ---            ------------------

George Feldenkreis                 5,999,263              36,855

Gary Dix                           6,003,078              33,040

Leonard Miller                     6,002,778              33,340


ITEM 5. Other Information
              Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

                     (a)  Exhibits - None

                     (b)  Reports on Form 8-K - None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  September 14, 2001               By:  /s/ Timothy B. Page
                                        ----------------------------------------
                                        Timothy B. Page, Chief Financial Officer