Form 10-Q
period 2001-10-31
PERRY ELLIS INTERNATIONAL INC
filed 2001-12-17
CIK 900349

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


              [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934

                  For the Quarterly Period Ended October 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No_____
      -----

The number of shares outstanding of the registrant's common stock is 6,335,774 (as of December 12, 2001).

                        PERRY ELLIS INTERNATIONAL, INC.


                                   INDEX


                                                                         PAGE
PART I:  FINANCIAL INFORMATION

Item 1:

Consolidated Balance Sheets
         as of  October 31, 2001 (Unaudited) and January 31, 2001          1

Consolidated Statements of Income (Unaudited)
         for the three and nine months ended October 31, 2001 and 2000     2

Consolidated Statements of Cash Flows (Unaudited)
         for the nine months ended October 31, 2001 and 2000               3

Notes to Consolidated Financial Statements                                 4

Item 2:

Management's Discussion and Analysis
        of Financial Condition and Results of Operations                   7

PART II: OTHER INFORMATION                                                11

Signature                                                                 13

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                            October 31, 2001    January 31, 2001
                                                                                            ----------------    ----------------
ASSETS

Current Assets:

   Cash and cash equivalents                                                               $      125,353      $       344,741
   Accounts receivable, net                                                                    56,232,798           58,821,622
   Inventories                                                                                 34,503,956           43,556,374
   Deferred income taxes                                                                        1,951,553            1,951,553
   Prepaid income taxes                                                                                 -              136,718
   Other current assets                                                                         2,677,851            2,305,283
                                                                                           --------------      ---------------
          Total current assets                                                                 95,491,511          107,116,291

Property and equipment, net                                                                    10,344,562            9,820,628

Intangible assets, net                                                                        118,955,132          122,016,681

Other                                                                                           5,194,071            4,159,482
                                                                                           --------------      ---------------

          TOTAL                                                                            $  229,985,276      $   243,113,082
                                                                                           ==============      ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable                                                                        $    5,445,504      $     6,712,859
   Accrued expenses                                                                             2,884,448            3,660,364
   Income taxes payable                                                                         2,221,819                    -
   Accrued interest payable                                                                     1,054,402            4,215,835
   Unearned Revenues                                                                            1,807,379            1,996,752
   Current portion of senior credit agreement                                                  23,069,228                    -
   Other current liabilities                                                                    2,077,460            1,651,467
                                                                                           --------------      ---------------
          Total current liabilities                                                            38,560,240           18,237,277

Senior subordinated notes payable, net                                                         99,741,096           99,152,667
Deferred income tax                                                                             4,930,829            4,930,829
Long term debt - senior credit agreement                                                                -           37,913,126
                                                                                           --------------      ---------------
          Total long-term liabilities                                                         104,671,925          141,996,622
                                                                                           --------------      ---------------
          Total liabilities                                                                   143,232,165          160,233,899
                                                                                           --------------      ---------------
Stockholders' Equity:

Preferred stock $.01 par value; 1,000,000 shares authorized;
   no shares issued or outstanding                                                                      -                    -
Class A Common Stock $.01 par value; 30,000,000 shares authorized;
   no shares issued or outstanding                                                                      -                    -
Common stock $.01 par value; 30,000,000 shares authorized;
   6,335,774 shares issued and 6,333,074 shares outstanding as of
   October 31, 2001 and 6,739,374 shares issued and 6,579,374 shares
   outstanding January 31, 2001                                                                    63,357               67,393
Additional paid-in-capital                                                                     26,277,511           29,063,407
Retained earnings                                                                              60,432,484           54,778,302
                                                                                           --------------      ---------------
          Total                                                                                86,773,352           83,909,102
Common stock in treasury at cost; 2,700 shares and 160,000 shares
   as of October 31, 2001 and as of January 31, 2001, respectively                                (20,241)          (1,029,919)
                                                                                           --------------      ---------------
          Total stockholders' equity                                                           86,753,111           82,879,183
                                                                                           --------------      ---------------
          TOTAL                                                                            $  229,985,276      $   243,113,082
                                                                                           ==============      ===============

                See Notes to Consolidated Financial Statements.

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                Three Months Ended October 31,      Nine Months Ended October 31,
                                                             -------------------------------    ---------------------------------
                                                                 2001              2000              2001               2000
                                                             -------------     -------------    --------------     --------------
Revenues
  Net Sales                                                  $  60,511,125     $  64,355,857    $  200,302,991     $  201,528,826
  Royalty Income                                                 6,402,886         6,275,228        19,325,950         19,115,446
                                                             -------------     -------------    --------------     --------------
       Total Revenues                                           66,914,011        70,631,085       219,628,941        220,644,272

Cost of Sales                                                   47,372,009        51,509,922       153,264,855        155,146,314
                                                             -------------     -------------    --------------     --------------
Gross Profit                                                    19,542,002        19,121,163        66,364,086         65,497,958

Operating Expenses
  Selling, General and Administrative Expenses                  13,518,700        13,082,515        41,924,360         39,824,463
  Depreciation and Amortization                                  1,686,912         1,575,377         4,926,577          4,601,051
                                                             -------------     -------------    --------------     --------------
       Total Operating Expenses                                 15,205,612        14,657,892        46,850,937         44,425,514
                                                             -------------     -------------    --------------     --------------
Operating Income                                                 4,336,390         4,463,271        19,513,149         21,072,444

Interest Expense                                                 2,850,189         3,893,232        10,587,043         11,814,680
                                                             -------------     -------------    --------------     --------------
Income Before Share of Income from
  Unconsolidated Subsidiary and Income Taxes                    1,486,201           570,039         8,926,106          9,257,764

Share of Income from Unconsolidated
  Subsidiary - net                                                  60,950                 -            85,485                  -

Income Taxes                                                       577,476           218,689         3,357,409          3,498,680
                                                             -------------     -------------    --------------     --------------
Net  Income                                                  $     969,675     $     351,350    $    5,654,182     $    5,759,084
                                                             =============     =============    ==============     ==============
Net Income per Share
   Basic                                                     $        0.15     $        0.05    $         0.87     $         0.85
                                                             =============     =============    ==============     ==============
   Diluted                                                   $        0.15     $        0.05    $         0.87     $         0.85
                                                             =============     =============    ==============     ==============
Weighted Average Number of Shares Outstanding
   Basic                                                         6,572,398         6,739,374         6,516,256          6,737,878
   Diluted                                                       6,592,860         6,772,743         6,534,655          6,805,559

                See Notes to Consolidated Financial Statements.

                           PERRY ELLIS INTERNATIONAL
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 NINE MONTHS ENDED OCTOBER 31,
                                                                             ------------------------------------
                                                                                 2001                    2000
                                                                             -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $   5,654,182          $   5,759,084
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                  4,569,237              4,205,800
  Amortization of bond discount                                                    123,000                123,000
  Amortization of debt issue cost                                                  462,011                452,214
  Gain on sale of trademark                                                              -                (33,176)
  Other                                                                            (58,453)                     -
  Changes in operating assets and liabilities
     (net of effects of acquisitions):
     Accounts receivable, net                                                    2,588,824             (9,937,919)
     Inventories                                                                 9,052,418                693,443
     Prepaid income taxes                                                          136,718              1,856,815
     Other current assets                                                         (322,568)              (422,365)
     Other assets                                                               (1,063,024)               (15,762)
     Accounts payable and accrued expenses                                      (1,984,818)            (2,573,917)
     Income taxes payable                                                        2,221,819                832,693
     Accrued interest payable                                                   (3,161,433)            (3,235,200)
     Other current liabilities                                                     236,620             (1,089,172)
                                                                             -------------          -------------

        Net cash provided by (used in) operating activities:                    18,454,533             (3,384,462)
                                                                             -------------          -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                              (1,930,689)            (2,016,432)
Payment on purchase of intangible assets                                          (119,079)              (169,672)
Proceeds from sale of trademark                                                          -                750,000
Payment for acquired businesses                                                          -             (1,370,170)
                                                                             -------------          -------------

        Net cash used in investing activities:                                  (2,049,768)            (2,806,274)
                                                                             -------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in borrowings under                                    (14,843,898)            18,298,940
credit facilities
Net payments from long-term debt                                                         -            (11,250,000)
Purchase of treasury stock                                                      (1,787,130)              (958,369)
Proceeds from exercise of stock options                                              6,875                 57,501
                                                                             -------------          -------------

        Net cash (used in) provided by financing activities:                   (16,624,153)             6,148,072
                                                                             -------------          -------------

NET DECREASE IN CASH                                                              (219,388)               (42,664)

CASH AT BEGINNING OF YEAR                                                          344,741                225,631
                                                                             -------------          -------------

CASH AT END OF PERIOD                                                        $     125,353          $     182,967
                                                                             =============          =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest                                                                   $  14,028,640          $  15,049,880
                                                                             =============          =============
Income taxes                                                                 $   1,608,192          $     720,000
                                                                             =============          =============
NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Value of Mark-to-Market interest rate swap/option                          $     465,429          $           -
                                                                             =============          =============

                 See Notes Consolidated Financial Statements.

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1.  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

     The accompanying unaudited consolidated financial statements of Perry Ellis International, Inc. and Subsidiaries ("Perry Ellis" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP. These consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2001. Certain amounts in the prior period have been reclassified to conform to the current period's presentation.

     In our opinion, the information presented reflects all adjustments, all of which are of a normal and recurring in nature, necessary for a fair presentation of the interim periods. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2. INVENTORIES


     Inventories are stated at the lower of cost or market on a first-in, first-out basis and consist principally of finished goods.

3. LETTER OF CREDIT FACILITIES

      Borrowings and availability under letter of credit facilities consist of the following as of:

                                             October 31,         January 31,
                                                2001                2001
                                          --------------      --------------
Total letter of credit facilities         $   52,000,000      $   52,000,000
Outstanding letters of credit                (27,923,927)        (27,543,633)
                                          --------------      --------------
Total available                           $   24,456,367      $   24,076,073
                                          ==============      ==============

4. ADVERTISING AND RELATED COSTS

     The Company's accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $2.2 million and $2.3 million for the three months ended October 31, 2001 and October 31, 2000, respectively and $6.1 million and $6.4 million for the nine months ended October 31, 2001 and October 31, 2000, respectively.

5. PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of property and equipment consists of the following:

                                                             Avg. Useful
          Asset Class                                      Lives in Years
       ---------------------------------              ------------------------
       Furniture, fixtures and equipment                         7
       Vehicles                                                  7
       Leasehold Improvements                                   11

6. SEGMENT INFORMATION

     In accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," our principal business segments are grouped into the generation of revenues from sale of products and royalties from licensing activity. These segments are identified and managed by the Company based on the products and services offered by each. The Licensing segment derives its revenues from royalties associated with the licensing of its brand names to third parties, principally Perry Ellis(R), John Henry(R), Manhattan(R) and Munsingwear(R). The Product segment derives its revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. Trademark costs have been allocated among the segments where the brands are shared. Shared selling, general and administrative expenses are allocated amongst the segments based upon department utilization rates.

                                   THREE MONTHS ENDED OCTOBER 31,               NINE MONTHS ENDED OCTOBER 31,
                              ---------------------------------------      ----------------------------------------

                                    2001                   2000                  2001                   2000
                              ----------------       ----------------      -----------------      -----------------
Revenues:
      Product                 $     60,511,125       $     64,355,857      $     200,302,991      $     201,528,826
      Licensing                      6,402,886              6,275,228             19,325,950             19,115,446
                              ----------------       ----------------      -----------------      -----------------
Total Revenues                $     66,914,011       $     70,631,085      $     219,628,941      $     220,644,272
                              ================       ================      =================      =================

Operating Income
      Product                 $        494,839       $        367,699      $       8,268,228      $       8,301,484
      Licensing                      3,841,551              4,095,572             11,244,921             12,770,960
                              ----------------       ----------------      -----------------      -----------------
Total Operating Income        $      4,336,390       $      4,463,271      $      19,513,149      $      21,072,444
                              ================       ================      =================      =================

7. TRADEMARK PURCHASES

     During the year ended January 31, 2001, Perry Ellis purchased intellectual property for approximately $3.05 million which included the following trademarks: Pro-Player(R), Artex(R), Fun Gear(R), Salem Sportswear(R), and Mondo di Marco(R).

8. SHARE REPURCHASE

     On July 11, 2000 the Board of Directors of Perry Ellis approved a share repurchase program in which up to 500,000 shares of common stock may be purchased from time to time during the following 12 months. On July 11, 2001, the Board of Directors extended the current share repurchase program for an additional year, and on September 25, 2001 increased the number of shares authorized for repurchase to 750,000 shares. The shares may be purchased in the open market or in privately negotiated transactions.

     For the nine months ended October 31, 2001, the Company had repurchased 247,300 additional shares at an average price of $7.23 per share. On March 2, 2001 and October 29, 2001, the Company retired 160,000 and 244,600 shares held in the treasury, respectively.

9. RECENT ACCOUNTING PRONOUNCEMENT

     In April 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. This consensus is expected to only impact revenue and expense classifications and not change reported income. In accordance with the consensus reached, the Company will adopt the required accounting beginning with the fiscal year ending January 31, 2003.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changes the accounting treatment as it applies to goodwill and other identifiable intangible assets with indefinite useful lives from an amortization method to an impairment-only approach. Under SFAS No. 142, proper accounting treatment requires annual assessment for any impairment of the carrying value of the assets based upon an estimation of the fair value of the identifiable intangible asset with an indefinite useful life, or in the case of goodwill of the reporting unit to which the goodwill pertains. Under SFAS No. 142, goodwill and identifiable intangible assets with an indefinite useful live are no longer subject to amortization. Impairment losses, if any, arising from the initial application of SFAS No. 142 are to be reported as a cumulative effect of a change in accounting principle. The effective date of this statement is for fiscal years beginning after December 15, 2001. The Company intends to adopt SFAS No. 142 for its fiscal year beginning February 1, 2002. The impact of this pronouncement on the Company's financial position and results of operations is currently being evaluated.

     In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangibles assets acquired in a business combination.

     On October 3, 2001, the (FASB) issued SFAS No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121

"Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations---Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The effective date of this statement is for fiscal years beginning after December 15, 2001. SFAS No. 144 is not expected to have a significant effect on the financial position or the results of operation of the Company.

10. DERIVATIVES FINANCIAL INSTRUMENTS

      The Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, effective February 1, 2001. SFAS 133 requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS 133 did not have a material effect on the Company financial statements

      The Company has entered into derivative financial instruments in order to manage the overall borrowing costs associated with its senior subordinate notes. At October 31, 2001, the company has an interest rate swap agreement with a notional amount of $40.0 million dollars maturing on April 1, 2006. The swap is a fair value hedge as it has been designated against the senior subordinate notes carrying a fixed rate of interest and converts such notes to variable rate debt. The hedge qualifies for short-cut accounting and accordingly, the interest rate swap contracts are reflected at fair value in the company's consolidated balance sheet and the related portion of fixed-rate debt being hedged adjusted for an offsetting amount with no effect on the statement of income.

       At October 31, 2001, the Company had an interest rate cap maturing on April 1, 2006 and a basis swap maturing on April 3, 2003, both with a notional amount of $40.0 million dollars. The interest rate cap effectively hedges against increases in the variable rate of interest paid on the interest rate swap and the basis swap decreased the spread on the interest rate swap for 18 months. Neither of these derivatives qualified for hedge accounting and accordingly, are reflected at fair value in the company's consolidated balance sheet with the offset being recognized in income for the current period. Interest expense for the nine months ended October 31, 2001 has been reduced by approximately $0.5 million as a result of the recognition of these derivatives.

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

Results of Operations

Three and nine months ended October 31, 2001 as compared to three and nine months ended October 31, 2000.

         Total revenues. Total revenues consist of net sales and royalty income. Total revenues for the three months ended October 31, 2001 were $66.9 million, a decrease of 4.8% from $70.3 million for the same period last year. For the nine months ended October 31, 2001, total revenues were $219.6 million, a 0.5% decrease from $220.6 million for the same period last year. The decrease for the three months period is primarily the result of a decrease in product sales as described below and to a slight increase in licensing income. For the nine months period, revenues in both product sales and licensing were comparable to revenues for the same period last year.

         Net sales. Net sales for the three months ended October 31, 2001 were $60.5 million compared to $64.4 million during the same period a year ago. The decrease in net sales for the three months ended October 31, 2001 is attributed to the decline of private label net sales of 9.7% and the decline of branded label net sales of 3.5% compared to the same period last year. Net sales for the nine month period was comparable to net sales for the same period last year. Private label sales increased 3.8% while branded label net sales decreased by 3.0% compared to the same period last year. The Company had a single branded product that exceeded 10.0% of its total consolidated net sales for the nine months ended October 31, 2001 and 2000, representing 13.9% and 13.8%, respectively of net sales.

          Royalty income. Royalty income increased slightly to $6.4 million for the three months ended October 31, 2001 compared to $6.3 million in the comparable period last year. Royalty income for the nine months period ended October 31, 2001 remained relatively unchanged at $19.3 million compared to $19.1 million for the year ago period.

          Cost of sales. Cost of sales for the three months ended October 31, 2001 decreased $4.1 million or 8.0% to $47.4 million from $51.5 million in the comparable prior period. For the nine months period ended October 31, 2001, cost of sales decreased 1.2% to $153.3 million from $155.1 million in the comparable period a year ago. As a percentage of net sales, cost of sales decreased to 78.3% from 80.0% and to 76.5% from 77.0% for the three and nine months period ended October 31, 2001, respectively, compared to the prior year periods. The reduction for both the three and nine months ended periods was the result of a slight change between private label sales and branded label sales.

      Gross Profit. For the three months ended October 31, 2001, gross profit increased 2.1% to $19.5 million compared to $19.1 million for the comparable period last year. For the three months ended October 31, 2001 the private label gross profit decreased by 20.0% compared to the same period last year, while branded products gross profit increased by 18.8% compared to the same period last year. For the nine months ended October 31, 2001, gross profit increased 1.4% to $66.4 million from $65.5 million for the period ended October 31, 2000. The private label gross profit decreased by 6.5%, while branded product gross profit increased by 5.9% compared to the same period last year.

      Selling, general and administrative expenses. Selling, general and administrative expenses, excluding depreciation and amortization, increased $0.4 million or 3.3%, and $2.1 million or 5.3%, respectively, for the three and nine months periods ended October 31, 2001, to $13.5 million and $41.9 million from $13.1 million and $39.8 million in the comparable period last year. As a percentage of total revenue, selling, general and administrative expenses were 20.2% and 19.1% for the three and nine months ended October 31, 2001, respectively, compared to 18.5% and 18.0% in the comparable period last year. The increase in selling, general and administrative costs for the nine months ended October 31, 2001 is primarily attributable to expenses incurred by our European subsidiary, newly formed in the first quarter this year, of $1.6 million.

      Depreciation and amortization. Depreciation and amortization for the three and nine month periods ended October 31, 2001 increased to $1.7 million and $4.9 million, respectively, from $1.6 million and $4.6 million in the comparable 2000 period. The small increase primarily reflects an increase in amortization due to the purchase of the Pro-Player and Mondo di Marco trademarks during the fiscal year ended January 31, 2001.

      Interest expense. Interest expense decreased $1.0 million and $1.2 million for the three and nine months periods ended October 31, 2001 to $2.9 million and $10.6 million, respectively, from $3.9 million and $11.8 million in the comparable 2000 period. The decrease for both the three and nine month periods is primarily attributable to the decrease in borrowings under the senior credit agreement, lower interest rates and the recognition of $0.5 million in income derived from the cap agreement entered into by the Company during the third quarter of fiscal year ended January 31, 2001.

      Income taxes. For the three and nine month periods ended October 31, 2001, the Company's effective tax rate was 38.9% and 37.6%, respectively, compared to 38.4% and 37.8% for the comparable period last year.

      Net income. Net income for the three months ended October 31, 2001 increased to $1.0 million from $0.4 million for the comparable period last year. For the nine months ended October 31, 2001 net income decreased slightly to $5.7 million from $5.8 million in the comparable period last year. For the three months ended October 31, 2001 as a percentage of total revenue, net income was 1.5% from 0.6% for the comparable period last year. For the nine months ended October 31, 2001 and 2000 net income was 2.6% of total revenues.

Liquidity and Capital Resources

     The Company relies primarily upon cash flow from operations and borrowings under its senior credit facility to finance operations and expansion. Cash provided by operating activities was $18.5 million in the nine months ended October 31, 2001, compared to cash used in operating activities of $3.4 million in the nine months ended October 31, 2000. The increase in the level of cash provided by operating activities is primarily attributable to cash collections on accounts receivable and to more effective management of inventories.

     Net cash used in investing activities was $2.0 million for the nine months ended October 31, 2001, which primarily reflects purchases of computer equipment and related software enhancement costs and other property and equipment.

     Net cash used in financing activities for the nine months ended October 31, 2001 totaled $16.6 million, which was primarily the result of repayments of borrowings under the Company's senior credit facility of $14.8 million and the purchase of treasury stock of $1.8 million.

     The Company has a senior credit facility consisting of a revolving credit facility allowing for aggregate borrowings of $75.0 million. Borrowings are limited under the terms of a borrowing base calculation that restricts the outstanding balance to 85% of eligible of open trade receivables, 90% of factored receivables plus 60% of eligible inventories. Interest on borrowings is variable, based upon the Company's option of selecting a short term LIBOR rate plus an additional amount based on the Company's debt coverage and other financial ratios or the bank's prime rate. During the next fiscal quarter, the Company's borrowing cost under the senior credit facility will be LIBOR plus 2.00%. The senior credit facility contains covenants which require the Company to maintain certain financial and net worth ratios and restricts the payment of dividends. The Company is currently in compliance with all debt covenants. The facility is secured by substantially all the Company's assets.

     The senior credit facility expires on October 1, 2002 and as such the Company has classified its credit facility as current in the Consolidated Balance Sheet as of October 31, 2001. The Company is currently in active discussions to renew or replace its existing senior credit facility. Management believes that these discussions will be sucessfully completed prior to the October 1, 2002 expiration date.

     The Company occupies its main administrative office, warehouse and distribution facility under a synthetic operating lease for a 240,000 square foot facility in Miami. The lease has a term of five years expiring in August 2002, minimum annual rental of approximately $1.3 million and requires a minimum contingent rental payment at the termination of the lease of $12.3 million. The minimum contingent rental payment is not required if, at the Company's option, the lease is renewed after the initial five year term. The Company is presently in discussions with the lessor and reviewing extension, renewal, and purchase options available, and anticipates it will be able to successfully restructure this lease prior to the August 2002 termination date.

     Management believes that the combination of borrowing available under the senior credit facility, existing working capital and funds anticipated to be generated from operating activities and successful extension of its existing senior credit facility will be sufficient to meet the Company's anticipated operating and capital needs in the foreseeable future.

Effects of Inflation and Foreign Currency Fluctuations

     The Company does not believe that inflation or foreign currency fluctuations significantly affected its results of operations for the three and nine months ended October 31, 2001.



Quantitative and Qualitative Disclosures about Market Risks

     The market risk inherent in our financial statements represents the potential changes in the fair value, earnings or cash flows arising from changes in interest rates or foreign currency exchange rates. We manage this exposure through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Our policy allows the use of derivative financial instruments for identifiable market risk exposure, including interest rate and foreign currency fluctuations. We do not enter into derivative financial contracts for trading or other speculative purposes except for as discussed below.

     In August 2001 the Company entered into an interest rate swap, option and interest rate cap agreements (the "August Swap Agreement"), for an aggregate notional amount of $40.0 million in order to minimize its debt servicing costs associated with its $100.0 million of 12.25% senior subordinated notes due April 1, 2006. The August Swap Agreement was subsequently modified through a basis swap entered into in October 2001 (the "October Swap Agreement," and collectively with the August Swap Agreement, the "Swap Agreement"). The Swap Agreement is scheduled to terminate on April 1, 2006. Under the Swap Agreement, the Company is entitled to receive semi-annual interest payments on October 1, and April 1, at a fixed rate of 12.25% and is obligated to make semi-annual interest payments on October 1, and April 1, at a floating rate based on the 6-month LIBOR rate plus 715 basis points for the 18 months period October 1, 2001 through March 31, 2003 (per October Swap Agreement); and 3-month LIBOR rate plus 750 basis point for the period April 1, 2003 through April 1, 2006 (per the August Swap Agreement). The Swap Agreement has optional call provisions with trigger dates of April 1, 2003, April 1, 2004 and April 1, 2005, which contain certain premium requirements in the event the call is exercised.

     The fair value of the August 2001 swap and the option contract recorded on the Company's Consolidated Balance Sheet was $0.7 million and ($0.2 million), respectively, as of October 31, 2001. The interest rate cap and basis swap did not qualify for hedge accounting treatment under the SFAS No. 133, resulting in $0.5 million reduction of recorded interest expense on the Statement of Operations for the third quarter ended October 31, 2001.

     The Company does not currently have an exposure to foreign exchange risk and accordingly, has not entered into any transactions to hedge against those risks.

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







Date: December 14, 2001            By: /s/ Timothy B. Page
                                       -----------------------------------------
                                       Timothy B. Page, Chief Financial Officer