Form 10-K
period 2002-01-31
PERRY ELLIS INTERNATIONAL INC
filed 2002-04-25
CIK 900349

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended January 31, 2002

                                      OR

          [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________.

                        Commission file number 0-21764

                        Perry Ellis International, Inc.
          ----------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                      Florida                               59-1162998
          -------------------------------             ----------------------
          (State or Other Jurisdiction of                (I.R.S. Employer
          Incorporation or Organization)              Identification Number)

          3000 N.W. 107th Avenue, Miami, Florida              33172
          --------------------------------------            ----------
          (Address of Principal Executive Offices)          (Zip Code)

                                (305) 592-2830
                                --------------
             (Registrant's telephone number, including area code)
                               ________________

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                               (Title of  class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of the registrant's Common Stock is 6,286,740 (as of April 15, 2002).

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $33,172,976 (as of April 15, 2002).

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

Portions of the Company's Proxy Statement for the 2002 Annual Meeting - Part III

Unless the context otherwise requires, all references to "Perry Ellis," the "Company," "we," "us" or "our" include Perry Ellis International, Inc. and its subsidiaries. References in this report to annual financial data for Perry Ellis refer to fiscal years ending January 31. This Form 10-K contains trademarks held by us and those of third parties.

                                _______________

                          FORWARD-LOOKING STATEMENTS

     We caution readers that this report and the portions of the proxy statement incorporated by reference into this report include "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as "anticipate," "estimate," "expect," "project," "believe," "intend," "envision," and similar words or phrases. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Some of the factors that would affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth in various places in this report and the portion of the proxy statement incorporated by reference, including under the heading Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. These factors include:

     .    general economic conditions;

     . the effectiveness of our planned advertising, marketing and promotional campaigns;

     .    our ability to carry out growth strategies;

     .    our ability to contain costs;

     . our ability to integrate acquired businesses, trademarks, tradenames and licenses into our existing organization and operations;

     .    our future capital needs and the ability to obtain financing;

     .    our ability to predict consumer preferences;

     .    our ability to compete;

     . the termination or non-renewal of any material license agreements to which we are a party;

     . anticipated trends and conditions in our industry, including future consolidation;

     . changes in fashion trends and customer acceptance of both new designs and newly introduced products;

     .    the level of consumer spending for apparel and other merchandise;

     .    competition among department and specialty stores;

     . possible disruption in commercial activities due to terrorist activity and armed conflict; and

     . other factors set forth in this report and in our filings with the Securities and Exchange Commission (the "Commission").

     You are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

                                    PART I

Item 1.  Business


Overview

     We are a leading licensor, designer and marketer of a broad line of high quality men's sportswear, including sport and dress shirts, golf sportswear, sweaters and casual and dress pants and shorts, which we sell to all levels of retail distribution. We license our trademark portfolio domestically and internationally for apparel and other products that we do not sell, including dress sportswear, outerwear, fragrances and accessories. Beginning in mid fiscal 2003 we plan to design, license and market women's swimwear under the Jantzen(R) and Tommy Hilfiger(R) brands, which we acquired in March 2002. We have built a broad portfolio of brands through selective acquisitions and the establishment of our own brands over our 35-year operating history. Our distribution channels include regional, national and international, mass merchants, chain stores, department stores and specialty stores throughout the United States, Puerto Rico and Canada. Our largest customers include Wal-Mart Stores, Inc., J.C. Penney Company, Inc., Target Corp., Mervyn's, Kohl's Corporation and Sears Roebuck & Co. We currently use approximately 100 independent suppliers, located in the Far East, other parts of Asia, and Central America, to source our products.

     Through acquisition of brands and internal growth, we have experienced significant overall growth in recent years. From fiscal 1997 to fiscal 2002, we experienced a compound annual growth rate of 12.0% in revenues. In order to continue to grow, we plan to selectively evaluate a number of acquisition candidates each year.

     We own or license the brand names under which most of our products are sold. These brand names include Crossings(R), Cubavera(R), Havana Shirt Co.(R) and Natural Issue(R) for casual sportswear, John Henry(R) and Manhattan(R) for dress casual wear, Perry Ellis(R), Mondo di Marco(R) and Andrew Fezza(R) for dress sportswear, Perry Ellis America(R) for jeans wear, PING(R) and Munsingwear(R) for golf sportswear and Pro Player(R) and Nautica(R) for
activewear.   We are positioned to enter the women's market for swimwear and sportswear with the March 2002 acquisition of the Jantzen brands. Through our "family of brands" marketing strategy, we seek to develop and enhance a distinct brand name for each product category within each distribution channel. We also produce goods sold under the private label program of our various retail customers. We market our brands to a wide range of segments, targeting consumers in specific age, income and ethnic groups. Currently, our products are predominantly produced for the men's segment of the apparel industry, in which fashion trends tend to be less volatile than in other segments. The percentage of our net sales from branded products decreased to 63.0% in fiscal 2002 from 66.0% in fiscal 2001.

     We also license our proprietary brands to third parties for the manufacture and marketing of various products, some of which we do not sell, including dress sportswear, outerwear, fragrances and accessories. In addition to generating additional revenue for us, these licensing arrangements raise the overall awareness of our brands.

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

Jantzen Acquisition

     On March 22, 2002, we completed the acquisition from subsidiaries of VF Corporation of certain assets of the Jantzen swimwear business for approximately $24.0 million, excluding fees related to the transaction. The Jantzen brands have a history of over 90 years and its products are sold in upscale department stores, mid-tier department stores, chain stores, mass merchants and specialty shops. The acquisition was financed with a portion of the proceeds from a $57.0 million private offering of 9 1/2% senior secured notes due 2009, which we closed simultaneously with the acquisition.

     The Jantzen assets we acquired consist primarily of the Jantzen trademarks and tradenames, license agreements, certain equipment, other items of personal property, showroom leases and inventory relating to the 2003 season, which commences on July 1, 2002. As part of this acquisition, we acquired the licenses for the Tommy Hilfiger brand for women's swimwear. We also acquired the license for the Nike(R) brand for women's swimwear and swimwear accessories. However, the assignment of this license is subject to the written consent of the licensor. We are still in the process of negotiating Nike's consent to the assignment of its license. In the meantime, we are working closely with Jantzen and the licensor to ensure that all of the rights and obligations under the existing Nike license are preserved and fulfilled until such written consent is obtained.

     In connection with the Jantzen acquisition, we entered into a lease agreement with VF Corporation to occupy Jantzen's Portland, Oregon office facility for an initial six-month period. In addition, we entered into a lease agreement to occupy a portion of Jantzen's Seneca, South Carolina distribution center facility for a one-year period. We also have a right of first refusal until May 2002 to purchase the Seneca distribution center facility.

     We believe this acquisition opens up a new market for the Company and we plan to build on Jantzen's reputation for high-quality swimwear. It will expand our licensing revenues, add to our strong portfolio of brands, and allow us to broaden our product line into new product categories, such as women's swimwear and sportswear.

Notes Offering

     On March 22, 2002, we completed a private offering of $57.0 million 9 1/2% senior secured notes due 2009. The proceeds of the private offering were used to fund the Jantzen acquisition, to reduce the amount of outstanding debt under our senior credit facility and as additional working capital.

     The senior secured notes are secured by a first priority security interest granted in our existing portfolio of trademarks and licenses, including the trademarks and licenses acquired in the Jantzen acquisition; all license agreements with respect to these trademarks; and all income, royalties and other payments with respect to such licenses. The senior secured notes are senior secured obligations of Perry Ellis and rank pari passu in right of payment with all of our existing and future senior indebtedness. The senior secured notes are effectively senior to all unsecured indebtedness of the Company to the extent of the value of the assets securing the notes.

Competitive Strengths

     We believe that we have the following competitive advantages in our industry:

     Portfolio of Family of Brands. We own and distribute nine major brands (Perry Ellis, Munsingwear, Crossings, Natural Issue, John Henry, Manhattan, Mondo di Marco, Grand Slam and Jantzen) with a total of over 41 sub-brands (such as Penguin Sport(R) and Career Club(R)). We also design, source and market four other major brands (Andrew Fezza, PING, Nautica and Tommy Hilfiger), which we license under existing agreements with various expiration dates and renewal options. We also license the Perry Ellis, John Henry, Manhattan, Natural Issue, Pro Player, Mondo di Marco, Munsingwear and Jantzen brands to licensees for products that we do not sell directly to retailers. These brands enjoy national recognition in their respective sectors of the market and we believe have a loyal consumer and retailer following. Brand recognition is critical in the apparel industry, where strong brand names help define consumer preferences and drive department store floor space allocation.

     Strong Retailer Relationships. We believe our established relationships with retailers at all distribution levels give us the opportunity to maximize the selling space dedicated to our products, monitor our brand presentation and merchandising selection, and introduce new brands and products. We have long-standing relationships with our largest customers, which include J.C. Penney and Sears Roebuck (more than 22 years), Federated Department Stores (15 years), Wal-Mart (13 years), Kohl's (9 years) and Target (8 years). We believe that we have maintained these relationships as a result of our quality brand name products and our dedication to customer service. Management, in conjunction with our staff of sales people and commissioned agents, meets with our major customers frequently to review product offerings, establish and monitor sales plans, and design joint advertising and promotional campaigns. We believe our reliable delivery times, consistent product quality and quick response to fashion trends and inventory demands allow us to meet our retailers' current requirements. In addition, our global sourcing network, design expertise, advanced systems and technology, and warehousing facility enhance our ability to meet the changing and increasing needs of our retailers.

     Strong Licensing Capabilities and Relationships. By actively licensing the brands we own, we have gained significant experience in identifying potential licensing opportunities and have established relationships with many active licensees. Our acquisition of the Perry Ellis brand during fiscal 2000 positioned us in more retail outlets with more exposure nationally and internationally. We believe that over the past three years we have successfully integrated new brands into our business. We believe that our broad portfolio of brands appeals to licensees because it gives them the opportunity to sell their products into many different retail distribution channels. For example, a manufacturer of men's accessories might license the Natural Issue brand to sell to national department stores or license the Munsingwear brand to target mass merchandisers. Further, by aligning our strengths with those of our licensees, we have been able to enhance our sourcing capabilities, and plan our marketing campaigns on an aggregate basis to maximize return on investment. We believe that our licensing expertise, which is supported by a dedicated staff, will allow us to continue marketing our brands to apparel producers effectively. We will be bringing our experience and expertise to our Jantzen brands and expect to position them among the key players in the swimwear and sportswear market.

     World-Wide Low-Cost Sourcing Capabilities. Our global network of suppliers enables us to purchase apparel products at competitive cost without sacrificing quality, while at the same time reacting quickly to our retailers' needs and maximizing production flexibility. We developed this expertise through more than 35 years of experience in purchasing our products from suppliers around the world. No individual supplier in fiscal 2002 accounted for more than 10.0% of our total sourcing needs. We do not have long-term arrangements with any of our suppliers, thereby affording us greater flexibility in making purchasing decisions with our vendor base. We currently maintain a staff of experienced sourcing professionals, principally located in the United States, Korea, China, and Taiwan. The Company made the decision during this past year to close its office in Mexico and expand its Asian operations with the opening of a new office in Shanghai, China. This decision was based on the growth of our Far East sourcing and the better management of the Mexican and Latin American sourcing through the Miami office. With the global network of ten sourcing and quality assurance offices, we closely monitor our suppliers to maintain strict quality standards and identify new sourcing opportunities. By sourcing our products, we manage our inventories more effectively, and do not incur the costs of maintaining and operating production facilities.

     Design Expertise and Advanced Technology. Our in-house staff consists of 16 senior designers, who have an average of 18 years of experience, and are supported by a staff of 20 other design professionals. Together, they design substantially all of our products utilizing computer-aided design technology. The use of this technology minimizes the time-consuming and costly production of actual sewn samples prior to customer approval. It also allows us to create custom-designed products meeting the specific needs of our customers and facilitates a quick response to changing fashion trends. Our computer-aided design system was recently upgraded to allow us to enhance our design technology and instantaneously share our designs with our suppliers globally, and react quicker to new product.

     Capacity for Growth. We are leveraging our recent investments in infrastructure and our skilled personnel to accommodate future internal growth and selected acquisitions. Our 240,000 sq. ft. office and warehouse facility in Miami, with approximately 170,000 sq. ft. of warehouse space, has positioned us to increase capacity to handle current and future growth. We believe these facilities, two third-party warehouse facilities in California, our two showrooms in New York and other facilities we use are sufficient to accommodate current operations and additional personnel. With the Jantzen acquisition we entered into a lease agreement for one-year period with a 60-day option to acquire a portion of Jantzen's Seneca, South Carolina distribution center facility. We also own three acres of land adjacent to our facilities in Miami, Florida, which affords us the opportunity to expand our primary warehousing and office space when needed.

     Proven Ability to Integrate Acquisitions. Since 1993, we have selectively acquired and integrated seven major brands, which currently have over 40 sub-brands. In assessing acquisition candidates, we selectively target brands that we believe are under-performing and can be revitalized using our competitive strengths. To date our most significant brand purchases have been our acquisitions of the Munsingwear brand in fiscal 1997, the Perry Ellis, John Henry and Manhattan brands in fiscal 2000, and the Jantzen brands in fiscal 2003. As part of an extensive integration process we:

          . improved the responsiveness to market trends by applying our design and sourcing expertise;

          . communicated new positioning of the brands through various wide-ranging marketing programs;

          . continued licensing operations immediately upon acquisition without interruption;

          . solidified the management team to design and market licensing brands;

          .    repositioned the brands based on our "family of brands" strategy;

          . renegotiated existing contracts and developed new licensing agreements in new segments and markets; and

          . implemented the sourcing and distribution of products previously licensed.

We believe that we can successfully integrate additional brands into our family of brands, revitalizing them consistent with our competitive strengths.

     Experienced Management Team. Our senior management team averages nearly 20 years of experience in the apparel industry. Our management team also has significant experience in developing and revitalizing brand names, licensing brands; has an established reputation with retailers, the trade and the financial community; and possesses a diverse skill base, which incorporates brand marketing, sourcing and management information systems.

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

     Our objective is to develop and enhance our brands by:

          . carefully maintaining distinct distribution channels for each brand;

          . consistently designing, sourcing and marketing high quality products;

          . reinforcing the image of our brands and continuously promoting them; and

          .    updating our styles to keep them current.

     Controlling strong brands allows us to increase our retail base, license these brands to third parties, develop sub-brands and grow internationally.

To achieve our objective, we have adopted a strategy based on the following elements:

     Increase Brand Name Recognition. We intend to enhance recognition of our brand names by promoting our brands at the retailer and consumer levels. As part of this effort, we conduct cooperative advertising in print and broadcast media in which various retailers feature our products in their advertisements. We also engage in direct consumer advertising in select markets by securing highly visible billboards and events, sponsorships, and advertising in periodicals such as Men's Health, Maxim and Gentleman's Quarterly in association with specific regional or national events. We will continue the Jantzen's emphasis in print advertisements in influential fashion magazines such as In Style, Glamour and Cosmopolitan and intend to sponsor selected athletes and celebrities in the future. We believe these campaigns will serve to further enhance and broaden our customer base. Licensing our brands to third parties also serves to improve brand recognition by providing increased consumer exposure. We have a strong presence at trade shows, such as "MAGIC" in Las Vegas, Market Week in New York and golf shows and events throughout the country. We also continue to maintain web sites for each of our major brands to take advantage of opportunities created by the Internet.

     Increase Distribution. We have increased the distribution of our existing products by expanding the number of regional and national retailers that carry our brands and gained greater penetration in the number of stores in which each of these retailers sells our products. This increased exposure has broadened our established reputation at the retail and consumer levels. We selectively pursue new channels of distribution for our products, focusing on maintaining the integrity of our products and reinforcing our image at existing retail stores, as well as introducing our products to geographic areas and consumer sectors that are presently less familiar with our products.

     Continue to Diversify Product Line. We continue to broaden the range of our product lines, capitalizing on the name recognition, popularity and discrete target customer segmentation of each major brand. For example, we expanded into dress sportswear with the licensing of the Andrew Fezza brand and high-end golf sportswear with the licensing of the PING brand. We also entered into the jeans wear market with the reintroduction of the Perry Ellis America brand in department stores and expanded the Natural Issue brand in the mid-tier department stores and chain stores. This year, we added a new brand to the corporate wear (Advertising Specialty Industry) market with the licensing of the Nautica brand for knits, woven casual shirts, fleece tops, outerwear and headwear. For fiscal 2003 with the acquisition of Jantzen we have entered into a new market for the Company with women's swimwear and sportswear.

     Adapt to Changing Marketplace. The apparel business continues to present new challenges in changing styles, customer demands and consumer tastes, getting goods to market, and reacting to the technologies employed by the retailers and imposed on suppliers. By continuing to strive for improvements in our design department we continue to develop new designs suited to the various lifestyles we cater to. Our continuing commitment to sourcing and logistics enables us to meet the time pressures of gearing up for the new sales seasons, and reacting quickly to customer demands. Some examples of our ability to meet the challenges in our business follow:

          . In January 2001, we started distribution into the corporate wear market, which is geared towards selling merchandise to large corporations as uniforms and for promotional activities. We diversified our internal sales structure to better service these customers and their sales channels. We have continued to grow the corporate wear business by licensing the Nautica brand and integrating it into our distribution flow.

          . In response to increased private label programs being promoted by some of our retail customers, we increased our branded supply with private label goods. While these goods generally have lower initial profit margins, they represent a steady source of supply for the retailer and generate meaningful revenues for us.

          . The Jantzen acquisition in March 2002 provides us with our first entry into the women's swimwear and sportswear market. This step gives us the opportunity to apply our design, marketing and global sourcing capabilities in the women's wear market. With our competitive strengths in the industry we expect to generate considerable top line growth for the Jantzen brands over the coming years.

     Expand Licensing Activities. Since acquiring the Munsingwear brand in fiscal 1997, we have significantly expanded the licensing of our brands to third parties for various product categories. The acquisitions of the Perry Ellis, John Henry, Manhattan, Pro Player and Mondo di Marco brands have provided us, and will continue to provide us, with significant licensing opportunities. The acquisition of the Jantzen brands is expected to significantly enhance these opportunities. We are using these nationally recognized brands to expand our licensing activities, particularly with respect to product categories such as women's wear and activewear, and to enter into historically underserved geographic areas for our Company, such as Latin America, Europe and Asia. We are continually working with our licensees to strengthen their design, finished products and marketing campaigns, thereby increasing our revenues. We also continually review our possible entry into new markets and provide potential licensees with strong brands, design expertise and innovative marketing strategies.

     Pursue Strategic Acquisitions. The apparel industry has followed the consolidation trend of the retail industry as large retailers have continued to give preferences to more dependable and flexible vendors. We are frequently presented with and evaluate new acquisition opportunities and intend to continue our strategy of making selective acquisitions to add new product lines and
expand our portfolio of brands.   Since 1993, we have acquired, or obtained
licenses for, several brands, including Munsingwear, Perry Ellis, John Henry, Manhattan, Crossings, PING, Andrew Fezza, Mondo di Marco, Pro Player, Nautica, Jantzen and Tommy Hilfiger. The March 2002 acquisition of the Jantzen brands presents the Company with an opportunity to apply its design, sourcing, marketing and distribution expertise to a new market, which we believe has significant upside potential for us.

Brands

     The key components of our brand strategy are to: (a) provide consistent high quality products, (b) distribute our brands in distinct channels of distribution, and (c) reinforce and capitalize on each brand's image through new product development and image advertising. This strategy has enabled us to increase our customer base, license our brands to third parties and develop sub-brands.


     Nearly 63.0% of our products are sold under brands we own or license from third parties. We currently own nine nationally recognized brands whose products we source and sell to retailers and other channels. These brands include Natural Issue, Munsingwear, Grand Slam, John Henry, Manhattan, Perry Ellis, Perry Ellis America, Crossings and Jantzen. There have been over 41 sub-brands developed from these nine major brands. We also distribute the PING, Andrew Fezza, Nautica and Tommy Hilfiger brands under license arrangements.

     We license Perry Ellis, our premier brand, as well as John Henry, Manhattan, Natural Issue, Pro Player, Mondo di Marco, Career Club, Crossings, Munsingwear and Jantzen for product categories that we do not sell directly to the retailers. Our depth of brand selection enables us to target consumers across a wide range of ages, incomes and lifestyles.

     Perry Ellis. We acquired the Perry Ellis brand, which is associated with elegance, quality, value, comfort and innovative designs in fiscal 2000. The Perry Ellis brand is designed to appeal primarily to high-income, status-conscious, professional 25-50 year-old men. We primarily license the Perry Ellis brand to third parties for a wide variety of products.

     Munsingwear. We purchased the Munsingwear brands along with its associated sub-brands in fiscal 1997 to appeal to the middle-income 30-70 year-old men who prefer classic casual sportswear and to sports enthusiasts. Munsingwear and its
sub-brands have over 100 years of history.   Munsingwear apparel items include
golf shirts, vests, jackets and casual pants. The Munsingwear brand is primarily sold in mid-tier department stores such as Mervyn's at retail price points for shirts ranging from $17.99 to $24.99 and for casual pants from $19.99 to $24.99.

     Some of the successful sub-brands of the Munsingwear brand include the Munsingwear Lifestyle sub-brands for casual sportswear and the Munsingwear Golf and Slammer sub-brands for golf sportswear. These sub-brands are sold primarily to regional mass merchants such as Meijer Inc. at retail price points ranging from $12.99 to $19.99.

     Grand Slam and Penguin Sport. We purchased the Grand Slam and Penguin Sport brands as part of the Munsingwear acquisition in fiscal 1997. Grand Slam, with its signature penguin icon logo appeals to the middle-income 30-60 year-old men who prefer a classic casual activewear. The Grand Slam brand is primarily sold in mid-tier department stores, at retail price points for shirts ranging from $24.99 to $34.99 and for pants from $29.99 to $39.99.

     The Penguin Sport brand offers a functional sportswear design aimed at the golf market. It is sold primarily in the mid-tier department stores such as Kohl's and Mervyn's, as well as specialty and sporting goods stores at retail price points ranging from $33.99 to $35.99. Grand Slam and Penguin Sport products include golf shirts, vests, jackets, pants and shorts.

     Natural Issue. We developed the Natural Issue brand in 1988 to appeal to middle-income 25-55 year-old men. Natural Issue's products include shirts, sweaters and pants. It is designed to suit the needs of the consumer with a
broad cross-cultural appeal.   We are expanding our pants product to include the
Natural Issue Executive Khaki pant line. Natural Issue is primarily sold in the mid-tier department stores, such as Kohl's, J.C. Penney and Mervyn's, at retail price points for shirts ranging from $26.99 to $34.99 and for pants from $39.99 to $44.99.

     John Henry. This brand, which we originally licensed and then acquired in fiscal 2000, is designed to appeal to middle income 25-45 year-old men. Our product offerings form a "dress casual collection." The John

Henry brand is primarily sold at the mid-tier department stores such as Sears Roebuck (both in the United States and Canada) and Mervyn's at retail price points ranging from $25.99 to $34.99.

     Manhattan. We acquired the Manhattan brand in fiscal 2000. For over 100 years, the Manhattan label has been associated with men's dress shirts. We have diversified the Manhattan brand in the United States to include a wider range of sportswear and classic dress-casual apparel. We currently offer an exclusive collection at K-Mart consisting of pants, shirts and sweaters, in a variety of styles and patterns geared towards a casual lifestyle. The brand is designed to appeal to 25-65 year-old men. The Manhattan brand is sold at retail price points for shirts and sweaters ranging from $12.99 to $22.99 and for pants from $19.99 to $24.99.

     Cubavera and Havana Shirt Co. In fiscal 2000 and 2002, we introduced the Cubavera and the Havana Shirt Co. brands, respectively. This line of clothing is designed to appeal to the growing tropical and Latin influences on consumers' style and tastes. Cubavera is currently sold in major department stores such as Federated Department Stores and May Department Stores, as well as specialty shops, at retail price points ranging from $29.99 to $39.99. The Havana Shirt Co. is currently sold in department stores at retail price points ranging from $24.99 to $34.99.

     Crossings. We purchased the well-known Crossings brand in fiscal 1998 and positioned it to appeal to middle-income 35-55 year-old men. This brand was well known in the 1980's as the premier sweater brand. We have positioned the brand to be associated with value and quality and further expanded it to include shirts and pants. The Crossings brand is primarily sold to upscale department stores such as Federated Department Stores, May Department Stores and Saks, Inc. at retail price points for shirts ranging from $19.99 to $29.99 and for pants from $19.99 to $29.99.

     Perry Ellis America. We introduced the Perry Ellis America brand for jeans wear during fiscal 2001. The Perry Ellis America brand is designed to appeal primarily to 18-30 year-old men, and is sold at retail price points for shirts ranging from $19.99 to $39.99 and for pants from $37.99 to $44.99.

     Pro Player. We acquired the Pro Player brand in fiscal 2001. This brand is well recognized in the sports apparel market and appeals to 18-45 year-old men. We license and sell this brand to third parties for a wide variety of products and is sold at retail price points ranging from $16.99 to $22.99.

     Jantzen. We acquired the Jantzen brands in March 2002. With this acquisition we will be entering the women's swimwear and sportswear market. The Jantzen brands have a history of over 90 years and appeal to middle-income 30-55 year-old women. The products will be sold in upscale department stores, mid-tier department stores, chain stores and specialty shops at retail price points ranging from $49.99 to $89.99.

     PING. We have an apparel master license for the PING golf brand, which is designed to appeal to high-income 25-50 year-old men who are status-conscious. The license had an initial term expiring in December 2003 and has been renewed for another year until December 2004. The brand is a well-known and prestigious golf brand, which we positioned to be associated with the highest standard of quality in the golf business. Our products under this brand include golf shirts, sweaters, shorts and outerwear. The PING brand is sold primarily in the golf shops and top-tier specialty stores at retail price points ranging from $43.99 to $99.99.

     Andrew Fezza. We license the Andrew Fezza brand, under a license that covers the United States, its territories and possessions and has an initial term expiring in June 2003. We have an option to renew this license for an additional five years but have not yet determined whether we will exercise such option. Andrew Fezza is a recognized living American designer who is actively involved with the design and marketing of the brand. We have positioned the brand to be associated with a classic European style at a moderate price. Andrew Fezza's products include shirts and pants. The Andrew Fezza brand is sold to department stores such as May Department Stores, Federated Department Stores and Saks, Inc. at retail price points for shirts ranging from $21.99 to $29.99 and for pants from $19.99 to $34.99.

     Tommy Hilfiger. We acquired a license for the Tommy Hilfiger brand for women's swimwear as part of the acquisition of the Jantzen brands in March 2002. The products will be sold in upscale department stores, chain stores and specialty shops at retail price points ranging from $49.99 to $99.99.

     Mondo di Marco. We acquired the Mondo di Marco brand in fiscal 2001. This brand is positioned to appeal to 18-40 year-old men. The Mondo di Marco brand is licensed to a third party and is sold primarily in up-scale department stores at retail price points ranging from $29.99 to $69.99.

Other Markets

     Private Label. In addition to our sales of branded products, we sell products to retailers for marketing as private label or own store lines. In fiscal 2002, we sold private label products to Target, Wal-Mart, J.C. Penney, Goody's, K-Mart, Mervyn's, Meijer and Sears Roebuck. Private label sales generally yield lower profit margins than sales of comparable branded products, but they often achieve higher sales volumes. Private label sales accounted for approximately 36.6%, 34.0% and 21.0% of net sales during fiscal 2002, 2001 and 2000, respectively.

     Corporate wear. We entered into the corporate wear business at the end of fiscal 2001. We recognized the change in the current business environment and have begun to provide a variety of corporations with high quality designer products. We currently offer the PING, Nautica and Perry Ellis brands in this market. We sell primarily to corporate wear distributors at price point ranging from $39.99 to $109.99.

Products and Product Design

     We offer a broad line of high quality men's sportswear, including woven and knit sport shirts, golf sportswear, activewear, sweaters, jackets, vests, casual and dress pants and shorts. Substantially all our products are designed by our in-house staff utilizing our advanced computer-aided design technology. This technology enables us to produce computer-generated simulated samples that display how a particular style will look in a given color and fabric before it is actually produced. These samples can be printed on paper or directly onto fabric to accurately present the colors and patterns to a potential customer.
In addition, we can quickly alter the simulated sample in response to the customer's comments, such as change of color, print layout, collar style and trimming, pocket details and/or placket treatments. The use of computer-aided design technology minimizes the time-consuming and costly need to produce actual sewn samples prior to retailer approval and allows us to create custom-designed products meeting the specific needs of customers.

     In designing our apparel products, we seek to promote consumer appeal by combining functional, colorful and high quality fabrics with creative designs and graphics. Styles, color schemes and fabrics are also selected to encourage consumers to coordinate outfits and form collections, thereby encouraging multiple purchases. Our designers stay continuously abreast of the latest design trends, fabrics, colors, styles and consumer preferences by attending trade shows and periodically conducting market research in Europe and the United States. In addition, we actively monitor the retail sales of our products to determine changes in consumer trends.

     In accordance with standard industry practices for licensed products, we have the right to approve the concepts and designs of all products produced and distributed by our licensees.

     Our products include:

     Shirts. We offer a broad line of sport shirts, which include cotton and cotton-blend printed, yarn-dyed and solid knit shirts, cotton woven shirts, silk, cotton and rayon printed button front sport shirts, linen sport shirts, golf shirts, and embroidered knits and woven shirts. Our shirt line also includes brushed twill shirts, jacquard knits and yarn-dyed flannels. In addition, we are also the leading distributor in the United States of Guayabera shirts. We market shirts under a number of our own brands as well as the private labels of our retailers. Our shirts are produced in a wide range of men's sizes, including sizes for the big and tall men's market. Sales of shirts accounted for approximately 74%, 74% and 78% of our net sales during fiscal 2002, 2001 and 2000, respectively.

     Pants. Our pants lines include a variety of styles of wool, wool-blend, linen and poly/rayon dress pants, casual pants in cotton and poly/cotton and linen/cotton walking shorts. We offer our pants in a wide range of men's sizes. We market our pants as single items or as a collection to complement our shirt lines. Sales of pants accounted for approximately 20%, 20% and 16% of our net sales during fiscal 2002, 2001 and 2000, respectively.

     Swimwear and Sportswear. With the acquisition of the Jantzen brands in March 2002, we are entering into the women's swimwear and sportswear market in fiscal 2003.

     Other Products. We offer sweaters, vests, jackets and pullovers under our existing brands as well as private label. The majority of the other products we sell are sweaters, which accounted for approximately 6%, 6% and 5% of net sales during fiscal 2002, 2001 and 2000, respectively. With the acquisition of Jantzen, we will offer swimwear accessories beginning in fiscal 2003.

Marketing and Distribution

     We market our apparel products to customers principally through the direct efforts of an in-house sales staff, independent commissioned sales representatives who work exclusively for us, and other non-exclusive independent commissioned sales representatives, who generally market other product lines as well as ours. We also attend major industry trade shows in the fashion, golf and corporate sales areas.

     We also advertise to customers through print advertisements in a variety of consumer and trade magazines and newspapers, and through outdoor advertising such as billboards strategically placed to be viewed by consumers. In order to promote our men's sportswear at the retail level, we conduct cooperative advertising in print and broadcast media, which features our products in our customers' advertisements. The cost of this cooperative advertising is shared with our customers. We also conduct various in-store marketing activities with our customers, such as retail events and promotions and share in the cost of these events. These events and promotions are in great part orchestrated to coincide with high volume shopping times such as holidays (Christmas, Thanksgiving and Father's Day). In addition to event promotion, we place perennial displays and signs of our products in retail establishments.

     We started direct consumer advertising in selected markets featuring the Perry Ellis, Natural Issue, John Henry, Grand Slam and Munsingwear brand names through the placement of highly visible billboards, sponsorships and special event advertising. We will integrate the Jantzen brands in our advertising campaigns. We also maintain informational web sites featuring our brands and create and implement editorial and public relations strategies designed to heighten the visibility of our brands. All these activities are coordinated around each brand in an integrated marketing approach.

     The following table sets forth the principal brand names for our product categories at different levels of retail distribution:

---------------------------------------------------------------------------------------------------------------------------------
   Brand Portfolio                                  Dress                Jeans                                   Sports
     Channel of                  Casual             Casual               Wear               Golf                 Apparel
    Distribution
---------------------------------------------------------------------------------------------------------------------------------
Upscale Department                                Mondo di Marco                                              Jantzen(3)
Store                                             PING Collection                                             Tommy Hilfiger (3)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Perry Ellis America
                               Crossings          Andrew Fezza                                                Jantzen(3)
Department Store               Cubavera           Perry Ellis (1)   Perry Ellis America    Grand Slam         Tommy Hilfiger (3)
---------------------------------------------------------------------------------------------------------------------------------
                               Natural Issue                                               Penguin Sport      Pro Player
Mid-Tier Stores                Munsingwear        John Henry        Natural Issue          Munsingwear        Jantzen(3)
---------------------------------------------------------------------------------------------------------------------------------
Mass Merchants                 Store Brands       Manhattan         Store Brands
---------------------------------------------------------------------------------------------------------------------------------
Green Grass(2)                                                                             PING Collection
---------------------------------------------------------------------------------------------------------------------------------
Corporate                      Nautica            Perry Ellis (1)                          PING Collection
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Jantzen(3)
Specialty Stores               Havana Shirt Co.                                                               Tommy Hilfiger (3)
---------------------------------------------------------------------------------------------------------------------------------

   (1) We are primarily a licensor for the Perry Ellis brand in the dress sportswear category.

   (2)  This includes high-end and specialty golf shops and resorts.

   (3) We acquired the Jantzen brands and a license for the Tommy Hilfiger brand in March 2002.

     We believe that customer service is a key factor in successfully marketing our apparel products and provide our customers with a high level of customer service. We coordinate efforts with customers to develop products meeting their specific needs using our design expertise and computer-aided design technology. Utilizing our well-developed sourcing capabilities, we strive to produce and deliver products to our customers on a timely basis.

     Our in-house sales staff is responsible for customer follow-up and support, including monitoring prompt order fulfillment and timely delivery. We utilize an Electronic Data Interchange ("EDI") system for certain customers in order to provide advance-shipping notices, process orders and conduct billing operations. In addition, certain customers use the EDI system to communicate their weekly inventory requirements per store to us electronically. We then fill these orders either by shipping directly to the individual stores or by sending shipments, individually packaged and bar coded by store, to a centralized customer distribution center.

Sources of Supply

     We currently use independent contract manufacturers, all of whom are overseas, to produce all of our products. We have approximately 100 suppliers in countries in the Far East, other parts of Asia, Mexico and in other countries in Central America. We believe that the use of numerous independent suppliers allows us to maximize production flexibility while avoiding significant capital expenditures and the costs of maintaining and operating production facilities.

     We maintain offices in Beijing, Shanghai and Guangzhou, China; Seoul, South Korea; and Taipei, Taiwan. We also operate through independent agents based in Thailand, Pakistan, Indonesia, Philippines, United Arab Emirates and other countries to source our products and to monitor production at contract manufacturing facilities in order to ensure quality control and timely delivery. Our personnel based in our Miami, Florida office, perform similar functions with respect to our suppliers in Mexico and Central America. We conduct inspections of samples of each product prior to cutting by contractors, during the manufacturing process and prior to shipment. We also have full-time quality assurance inspectors in the Dominican Republic, Honduras, El Salvador and Guatemala and in each of our overseas offices. Finished goods are generally shipped to our Miami, Florida facility for repackaging and distribution to customers. In fiscal 2003, we will also begin shipments to Jantzen's Seneca, South Carolina facility for repackaging and distribution to customers.

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

Licensing Operations

     For the past seven years, we have been actively licensing the brands we own. The licensing of our brands to third parties for various product categories is one of our strategies. The licensing of our brands enhances their image by widening the range and distribution of these products without requiring us to make significant capital investments or incur significant operating expenses. As a result of this strategy, we have gained significant experience in identifying potential licensing opportunities and have established strong relationships with many active licensees.

     We are currently the licensor of 126 license agreements (including 13 acquired in the Jantzen acquisition), for various products including sportswear, outerwear, underwear, activewear, women's sportswear, fragrances, loungewear and with the acquisition of Jantzen, women's swimwear. Sales of licensed products by our licensees were approximately $490.0 million, $577.8 million and $485.0 million in fiscal 2002, 2001 and 2000, respectively. We received royalties from these sales of approximately $26.7 million, $25.8 million and $22.8 million in fiscal 2002, 2001 and 2000, respectively. Excluding accelerated payments by two licensees for early contract terminations during fiscal 2002, royalties decreased last year due to the general economic conditions and certain licensees experiencing a decrease in their sales volume.

     To maintain a brand's image, we closely monitor our licensees and approve all licensed products. In evaluating a prospective licensee, we consider the candidate's experience, financial stability, manufacturing performance and marketing ability. We also evaluate the marketability and compatibility of the proposed products with our other products. We regularly monitor product design, development, merchandising and marketing of licensees, and we schedule meetings throughout the year with licensees to ensure quality, uniformity and consistency with our products. We also give our licensees a view of our products and fashion collections and our expectations of where our products should be positioned in the market place. In addition to approving in advance all of our licensees' products, we also approve their advertising, promotional and packaging materials.

     As part of our licensing strategy, we work with our licensees to further enhance the development, image, and sales of their products. We offer licensees marketing support and our relationships with retailers help them generate higher revenues and become more profitable.

     Our license agreements generally extend for a period of three to five years with options to renew prior to expiration for an additional multi-year period. The typical agreement requires that the licensee pay us the greater of a royalty based on a percentage of the licensee's net sales of the licensed products or a guaranteed minimum royalty that typically increases over the term of the agreement. Generally, licensees are required to spend a percentage of the net sales of licensed products for advertising and promotion of the licensed products in their territory.

Customers

     We sell merchandise to a broad spectrum of retailers, including mid-tier department stores, upscale department stores, mass merchants and specialty stores. Our largest customers include Target, J.C. Penney, Wal-Mart, Kohl's and Mervyn's. Net sales to our five largest customers accounted for approximately 47%, 42% and 49% of net sales in fiscal 2002, 2001 and 2000, respectively. For fiscal 2002, sales to Target accounted for approximately 12%, while sales to J.C. Penney and Wal-Mart accounted for approximately 11%, each. For fiscal 2001, sales to Wal-Mart accounted for approximately 14% of total net sales and sales to J.C. Penney accounted for approximately 11% of net sales. For fiscal 2000, sales to Target accounted for approximately 14% of net sales. No other single customer accounted for more than 10% of net sales during such fiscal years.

Seasonality

     Our products have historically been geared towards lighter weight apparel generally worn during the spring and summer months. We believe that this seasonality has been reduced with the introduction of fall, winter and holiday merchandise. Our higher priced products generally tend to be less sensitive to economic conditions and weather conditions. While the variation in our sales on a quarterly basis has narrowed somewhat, seasonality can be affected by a variety of factors, including the mix of advance and fill-in orders, the amount of sales to different distribution levels, and overall product mix between traditional and fashion merchandise.

     We generally receive orders from our retailers approximately five to seven months prior to shipment. For approximately 80.0% of our sales, we have orders from our retailers before we place orders with our suppliers. A summary of the order and delivery cycle for our four primary selling seasons is illustrated below:

          Merchandise Season            Advance Order Period            Delivery Period to Retailers
         --------------------          ----------------------         -------------------------------
              Spring                   July to September (1)                  January to March
              Summer                    October to December                    April and May
               Fall                      January to March                    July to September
             Holiday                      April to June                    October and November

(1) The advanced order period for products under the Jantzen and Tommy Hilfiger brands is September to November.

     Sales and receivables are recorded when inventory is shipped, with payment terms generally 30 to 75 days from the date of shipment. Our backlog of orders include confirmed and unconfirmed orders, which we believe, based on industry practice and past experience, will be confirmed. The amount of unfilled orders at a point in time is affected by a number of factors, including the mix of product, the timing of receipt and processing of customer orders, and the scheduling of sourcing and shipping of product, which in most cases is dependent on the desires of the customer. Backlog is also affected by on-going trend among customers to reduce the lead-time on their orders. During the last half of fiscal 2002, a number of customers delayed placing orders and re-orders compared to our previous experience. As a result of these factors a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition

     The retail apparel industry is highly competitive and fragmented. Our competitors include numerous apparel designers, manufacturers, importers and licensors, many of which have greater financial and marketing resources than us. We believe that the principal competitive factors in the industry are:

          .    timeliness, reliability and quality of services provided,

          .    market share and visibility,

          .    price and fashion, and

          . the ability to anticipate consumer demands and maintain appeal of products to customers.

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

Trademarks

     Most of our material trademarks are registered with the United States Patent and Trademark Office. We may be subject to claims and suits against us, and may be the initiator of claims and suits against others, in the ordinary course of our business, including claims arising from the use of our trademarks. In international jurisdictions, there are several pending claims to our right to use selected trademarks that we own. We do not believe that the resolution of any pending claims in international jurisdictions will have a material adverse affect on our business, financial condition, results of operations or cash flows.

Employees

     At January 31, 2002, we had approximately 471 full-time employees worldwide. None of our employees are subject to collective bargaining agreements, and we consider our employee relations to be satisfactory.

Item 2.  Properties

     Our administrative offices, warehouse and distribution facility are located in a 240,000 square foot leased facility in Miami, which was built to our specifications and completed in 1997. The facility is occupied pursuant to a synthetic lease, which has an initial term expiring in June 2002, annual rental payment of approximately $900,000 and a minimum contingent rental payment of $14.5 million on June 30, 2002. We do not anticipate renewing the synthetic lease when it matures. Instead, we anticipate replacing it with a conventional mortgage, which will result in recognition of both an asset and related liability on our balance sheet. For purposes of potential future expansion, we have purchased roughly three acres of land adjacent to our facility.

     We lease three warehouse facilities in Miami totaling approximately 103,000 square feet from George Feldenkreis, our Chairman and CEO, to handle the overflow of bulk shipments and the specialty and PING operations. All leases are on a month-to-month basis at market prices.

     We lease two locations in New York City totaling approximately 8,500 square feet each. These leases expire in December 2007 and 2012. These locations are used for offices and showrooms.

     We lease a retail store in the Sawgrass Mills outlet mall in Sunrise, Florida with 11,240 square feet. This lease expires in September 2005. Since we began leasing this facility in May 2001, we have used this location as a test retail outlet store to sell our brands.

     We have, through the acquisition of Jantzen, a lease agreement for office space in Portland, Oregon for an initial six-month period. This facility totals approximately 83,900 square feet. In addition, we entered into a lease for a portion of Jantzen's Seneca, South Carolina distribution center facility for a one-year period, commencing March 22, 2002. This facility totals approximately 279,000 square feet. The Seneca, South Carolina facility carries an option to acquire the facility, which we can exercise within 60 days of the March 22, 2002 commencement date.

     In order to monitor production of our products in the Far East, we maintain offices in South Korea and China, and also lease offices jointly with SPX Corporation, a publicly held company, in Beijing, China and Taipei, Taiwan.

Item 3.  Legal Proceedings

     The Company is subject to claims and suits against it, and is the initiator of claims and suits against others, in the ordinary course of business, including claims arising from the use of its trademarks. The Company does not believe that the resolution of any pending claims will have a material adverse affect on its business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

(a)  Market Information

     Our common stock has been listed for trading on the Nasdaq National Market under the symbol "PERY" since June 1999. Prior to that date, the trading symbol was "SUPI" under our former name Supreme International Corporation. The following table sets forth, for the periods indicated, the range of high and low per share of our common stock as reported by the Nasdaq National Market. Such quotation represents inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The last reported sales price per share of our common stock on April 15, 2002 was $11.95.

Fiscal Year 2001           High                Low
----------------          ------             -------
First Quarter             $11.69             $ 9.63
Second Quarter             10.25               8.25
Third Quarter               9.94               4.66
Fourth Quarter              6.25               4.50

Fiscal Year 2002
----------------

First Quarter             $ 7.38             $ 5.69
Second Quarter              9.00               6.26
Third Quarter               8.60               5.11
Fourth Quarter              9.50               5.30


(b)  Holders

     As of April 15, 2002, there were approximately 52 shareholders of record of our common stock. We believe the number of beneficial owners of our common stock is in excess of 1,100.

(c)  Dividends

     We have not paid any cash dividends since our inception and do not contemplate doing so in the near future. Payment of cash dividends is prohibited under our senior credit facility, synthetic lease, senior secured notes and senior subordinated notes. See Notes 12 and 13 to the consolidated financial statements of the Company included in Item 8 of this report. Any future decision regarding payment of cash dividends will depend on our earnings and financial position and such other factors, as our Board of Directors deems relevant.

Item 6.  Selected Financial Data

                   Summary Historical Financial Information
               (Dollars in thousands, except for per share data)

     The following selected financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements of the Company and related notes thereto included in Item 8 of this report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain amounts in prior fiscal years have been reclassified to conform to the current year presentation.

                                                                       Fiscal Year Ended January 31,
                                                 -----------------------------------------------------------------------------
                                                     1998               1999              2000           2001            2002
                                                 -----------------------------------------------------------------------------
Income Statement Data:
Net sales                                        $190,689           $221,347         $ 229,549       $261,626        $253,034
Net royalty income                                  4,032              3,057            22,840         25,790          26,681
                                                 -----------------------------------------------------------------------------
Total revenues                                    194,721            224,404           252,389        287,416         279,715
Cost of sales                                     145,991            166,198           171,413        200,884         191,601
                                                 -----------------------------------------------------------------------------
Gross profit                                       48,730             58,206            80,976         86,532          88,114
Selling, general and administrative
     expenses                                      34,137             39,478            44,480         52,147          57,171
Depreciation and amortization                       1,748              2,161             5,181          6,130           6,662
                                                 -----------------------------------------------------------------------------
Operating income                                   12,845             16,567            31,315         28,255          24,281
Interest expense                                    2,782              3,494            13,905         15,766          13,550
                                                 -----------------------------------------------------------------------------
Income before minority interest and
     income tax provision                          10,063             13,073            17,410         12,489          10,731

Minority interest                                       -                  -                 -              -              83

Income taxes                                        2,885              4,491             6,530          4,663           4,040
                                                 -----------------------------------------------------------------------------
Net income                                       $  7,178           $  8,582         $  10,880       $  7,826        $  6,608
                                                 =============================================================================
Net income per share:
      Basic                                      $   1.10           $   1.29         $    1.62       $   1.17        $   1.01
      Diluted                                    $   1.08           $   1.27         $    1.59       $   1.16        $   1.01

Weighted average number of
 shares outstanding:
     Basic                                          6,541              6,674             6,726          6,689           6,517
     Diluted                                        6,666              6,770             6,857          6,745           6,535

Balance Sheet Data (at year end):
Working capital                                    66,166             71,300            70,651         88,879          60,932
Total assets                                      101,650            108,958           224,873        243,113         234,061
Total debt (a)                                     39,658             33,511           128,270        137,066         120,828
Total stockholders' equity                         55,155             64,946            76,020         82,879          87,204

Other Financial Data and Ratios:
EBITDA (b)                                         14,593             18,728            36,496         34,385          30,860
Cash flows from operations                         (3,101)            14,341            14,047         (2,112)         22,352
Cash flows from investing                          (4,555)           (10,240)         (104,091)        (5,434)         (3,074)
Cash flows from financing                           7,910             (4,938)           90,097          7,665         (18,319)
Capital expenditures                                3,828              4,005             2,332          2,712           2,925
Ratio of earnings to fixed charges (c)                4.1x               4.2x              2.2x           1.8x            1.4x

     a) Total debt includes balances outstanding under senior credit facilities, long-term debt and current portion of long-term debt.
     b) EBITDA represents net income before taking into consideration interest expense, income tax expense, depreciation expense and amortization expense. EBITDA is not a measurement of financial performance under generally accepted accounting principles and does not represent cash flow from operations. Accordingly, do not regard this figure as an alternative to cash flows as a measure of liquidity. We believe that EBITDA is widely used by analysts, investors and other interested parties in our industry but is not necessarily comparable with similarly titled measures for other companies.
     c) For purposes of computing this ratio, earnings consist of earnings before income taxes including minority interest and fixed charges. Fixed charges consist of interest expense, amortization of deferred debt issuance costs and the portion of rental expense of our synthetic lease deemed representative of the interest factor.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     We generate revenues from two primary sources: sales of our products and licensing of trademarks. The following table sets forth, for the periods indicated, selected items in our consolidated statements of income expressed as a percentage of total revenues:

                                                         Fiscal Year Ended January 31,
                                                  --------------------------------------------

                                                   2000               2001               2002
                                                  ------             ------             ------
Net sales                                           91.0%              91.0%              90.5%
Royalty income                                       9.0%               9.0%               9.5%
                                                  ------             ------             ------
Total revenues                                     100.0%             100.0%             100.0%

Cost of sales                                       67.9%              69.9%              68.5%
                                                  ------             ------             ------

Gross profit                                        32.1%              30.1%              31.5%
Selling, general and administrative
   expenses                                         17.6%              18.1%              20.4%
Depreciation and amortization                        2.1%               2.1%               2.4%
                                                  ------             ------             ------

Operating income                                    12.4%               9.9%               8.7%
Interest expense                                     5.5%               5.5%               4.9%
                                                  ------             ------             ------

Income before minority interest and
    income taxes                                     6.9%               4.4%               3.8%

Minority interest                                      -                  -                  -

Income tax provision                                 2.6%               1.6%               1.4%
                                                  ------             ------             ------

Net income                                           4.3%               2.8%               2.4%
                                                  ======             ======             ======

Fiscal 2002 as Compared to Fiscal 2001

     Total revenues. Total revenues consist of net sales and royalty income. Total revenue decreased $7.7 million or 2.7% to $279.7 million in fiscal 2002 from $287.4 million in the prior year. The decrease was due to a decrease in net sales of $8.6 million offset by an increase in royalty income of $0.9 million as described below.

     Net sales. Net sales decreased $8.6 million or 3.3% to $253.0 million in fiscal 2002 from $261.6 million in the comparable period last year. The decrease is primarily attributable to three factors. First, shipments to K-Mart Corporation were lower in the fourth quarter of fiscal 2002 due to K-Mart's financial difficulties during the year and its bankruptcy filing in January 2002. This decrease totaled approximately $3.0 million. Second, we experienced a short-term delay in receipt of some product orders of approximately $2.0 million, which we previously planned to ship in late January, because a Miami-based bank, which was our primary source of letter of credit financing, was seized by federal regulators. We have since been able to obtain adequate letter of credit facilities with other financial institutions. Third, general economic conditions, which adversely impacted retail sales, resulted in lower than expected sell through and reorder rates from retailers.

     Royalty income. Royalty income was $26.7 million in fiscal 2002, a $0.9 million or 3.5% increase over the prior year amount of $25.8 million. The increase was due to two one-time accelerated payments for early termination of licensing agreements. Excluding accelerated payments by two licensees for early contract terminations during fiscal 2002 totaling a net of $1.6 million, royalties decreased by $0.7 million last year primarily due to the general economic conditions, which resulted in certain licensees experiencing a decrease in their sales volume.

     Cost of sales. Cost of sales for fiscal 2002 of $191.6 million was $9.3 million, or 4.6% lower than the prior year amount of $200.9 million due mainly to the decrease in net sales as described above. As a percent of revenues, cost of sales decreased from 69.9% in fiscal 2001 to 68.5% in fiscal 2002, due primarily to a change in our sales mix between private label and branded label sales. Gross profit was $88.1 million in fiscal 2002 or 31.5% of revenues as compared to $86.5 million or 30.1% of revenues in the prior year.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $57.2 million in fiscal 2002, as compared to $52.1 million in the prior year, an increase of $5.1 million or 9.8%. As a percent of total revenues, selling, general and administrative expenses increased from 18.1% in fiscal year 2001 to 20.4% in fiscal 2002. The increase was due primarily to a charge of $1.4 million resulting from the K-Mart bankruptcy, accounting for the consolidation of our new Canadian joint venture with expenses of $0.9 million in fiscal 2002, expenses incurred by our newly formed European subsidiary of $1.6 million and expenses incurred by our Sawgrass Mills outlet store of $0.6 million.

     Depreciation and amortization expenses. Depreciation and amortization expense in fiscal 2002 was $6.7 million or 2.4% of revenues as compared to $6.1 million or 2.1% of revenues in fiscal 2001. The increase of $0.6 million in fiscal 2002 as compared to the prior year was due primarily to a full year effect of amortization of the Pro Player and Mondo di Marco trademarks acquired in fiscal 2001.

     Interest expense. Interest expense in fiscal 2002 was $13.6 million as compared to $15.8 million in the prior year. The decrease is primarily attributable to the decrease in borrowings under the senior credit facility, favorable interest rates and the recognition of $0.7 million in income derived from an interest rate swap agreement entered into by the Company during the third quarter of fiscal 2002.

     Income taxes. Income taxes in fiscal 2002 were $4.0 million, a $0.7 million decrease as compared to $4.7 million in fiscal 2001. The decrease was due primarily to a decrease in pretax income. The effective tax rates for fiscal 2001 and 2002 were 37.5% and 37.9%, respectively.

     Net income. Net income for fiscal 2002 decreased $1.2 million or 15.4% from fiscal 2001, as a result of the items discussed above.

Fiscal 2001 as Compared to Fiscal 2000

     Total revenues. Total revenues consist of net sales and royalty income. Total revenue increased $35.0 million or 13.9% to $287.4 million in fiscal 2001 from $252.4 million in fiscal 2000. The increase was due to increases in both net sales of $32.1 million and royalty income of $3.0 million as a result of internal growth and acquisitions.

     Net sales. Net sales increased $32.1 million or 14.0% to $261.6 million in fiscal 2001 from $229.5 million in the comparable period last year, due mainly to private label programs with Wal-Mart and J.C. Penney. Sales from private label products increased to 34% of the net sales mix in fiscal 2001 from 21% in fiscal 2000. Decreases in branded sales of Natural Issue and Munsingwear during fiscal 2001 were somewhat offset by increases in sales of PING, Grand Slam and other brands.

     Royalty income. Royalty income was $25.8 million for fiscal 2001, a $3.0 million or 12.9% increase over the prior year amount of $22.8 million. The increase was primarily attributable to the acquisitions of the Perry

Ellis, John Henry and Manhattan brands, which had a full year of operations in fiscal 2001 and only ten months of operations in the fiscal 2000.

     Cost of sales. Cost of sales for fiscal 2001 of $200.9 million was $29.5 million or 17.2% higher than the prior year amount of $171.4 million due mainly to the increase in net sales. As a percentage of revenues, cost of sales increased from 67.9% in fiscal 2000 to 69.9% in fiscal 2001, due primarily to our increased net sales mix attributable to private label product as well as markdown pressures from some of our retailers. Gross profit was $86.5 million in fiscal 2001, or 30.1% of total revenue as compared to $81.0 million, or 32.1% of total revenue for the prior year.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $52.1 million in fiscal 2001, as compared to $44.5 million in the prior year, an increase of $7.6 million or 17.1%, due primarily to increases in payroll, advertising and facility costs to support the increase in revenues from internal growth and acquisitions. As a percentage of total revenues, selling, general and administrative expenses increased from 17.7% in fiscal 2000 to 18.1% in fiscal 2001 due mainly to a full year of activities in licensing operations, other increases such as payroll, advertising and facility costs to support the revenue increase, as well as startup cost for the launch of the Perry Ellis America brand.

     Depreciation and amortization expenses. Depreciation and amortization expense for fiscal 2001 was $6.1 million or 2.1% of total revenues, as compared to $5.2 million or 2.1% of total revenues in fiscal 2000. The increase of $0.9 million in fiscal 2001 as compared to the prior year was due to a full year of amortization of intangible assets from the acquisitions of the Perry Ellis, John Henry and Manhattan brands in fiscal 2001 as compared to ten months of amortization in fiscal 2000, as well as the amortization of intangible assets from the purchase of the Pro Player and Mondo di Marco trademarks in fiscal 2001.

     Interest expense. Interest expense for fiscal 2001 was $15.8 million as compared to $13.9 million in fiscal 2000. The increase is due to the additional indebtedness incurred as a result of the acquisitions of the Perry Ellis, John Henry and Manhattan brands in fiscal 2000, and to a lesser extent the effect of floating rates increases in interest expense associated with our senior credit facility during fiscal 2001.

     Income taxes. Income taxes during fiscal 2001 were $4.7 million, a $1.8 million decrease as compared to $6.5 million in fiscal 2000. The decrease was due primarily to a decrease in pretax income. The effective tax rates for fiscal 2001 and 2000 were relatively consistent at 37.5% and 37.4%, respectively.

     Net income. Net income for fiscal 2001 decreased $3.1 million or 28.4% from fiscal 2000, as a result of the items discussed above.

Liquidity and Capital Resources

     We rely primarily upon cash flow from operations and borrowings under our senior credit facility to finance operations and expansion. Net cash provided by operating activities was $22.4 million in fiscal 2002, as compared to $2.1 million used in operations in fiscal 2001, and $14.0 million provided by operations in fiscal 2000. The $22.4 million of cash provided by operations in fiscal 2002 as compared to the $2.1 million used in operations in the prior year is primarily attributable to earnings and to a decrease in accounts receivable of $7.0 million since the beginning of the year due to increased cash collections and lower sales in January 2002 and an increase in inventory of $1.5 million due to the timing of receipts of goods at January 31, 2002 and levels of replenishment inventory. In fiscal 2001, net cash used in operating activities was $2.1 million, primarily attributable to earnings and to a decrease in accounts receivable and inventory of $13.2 million and $7.6 million, respectively.

     In fiscal 2002, net cash used in investing activities was $3.0 million, principally due to purchases of property and equipment. Net cash used in investing activities for fiscal 2001 was $5.4 million, mainly due to the acquisitions of the Pro Player and Mondo di Marco brands, which totaled $3.5 million, net and $2.7 million in purchases of property and equipment.

     In fiscal 2002, net cash used in financing activities of $18.3 million was due mainly to payments made under our senior credit facility of $16.1 million and purchase of treasury stock of $2.2 million. The net decrease in borrowings under the senior credit facility resulted primarily from lower accounts receivable and lower levels of inventories. In fiscal 2001, net cash provided by financing activities was $7.7 million resulting from the net increased borrowings of $8.6 million under our senior credit facility offset by the purchases of treasury stock of $1.0 million. The net decrease in borrowings under our senior credit facility in fiscal 2001 resulted from $19.9 million in borrowings primarily due to the increases in accounts receivable and inventories, offset by the $11.3 million repayment of the term loan portion of our senior credit facility.

     Capital expenditures for fiscal 2002 totaled $2.9 million and consisted primarily of purchases of office equipment, leasehold improvements and computer software. Capital expenditures of $2.7 million for fiscal 2001 consisted primarily of purchases of office equipment, warehouse machinery and computer software.

     Senior Credit Facility

     In March 2002, we amended our senior credit facility with our group of banks. As amended, the senior credit facility now provides us with a revolving credit line up to an aggregate amount of $60.0 million. This amendment was done concurrently with the sale of $57.0 million of senior secured notes. The indebtedness under the senior credit facility ranks pari passu with our senior secured notes. The following is a description of the terms of the senior credit facility, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all of the provisions of the senior credit facility. The outstanding balance under our senior credit facility was $21.8 million on January 31, 2002.

     Certain Covenants. The senior credit facility contains certain covenants which require us to maintain certain financial ratios, a minimum net worth and which restricts the payment of dividends. As of January 31, 2002, we were not in compliance with a certain funded indebtedness to EBITDA financial covenant of our senior credit facility. The senior lenders of our bank group under our senior credit facility have waived the noncompliance of the financial covenant in connection with the March 2002 amendment of the senior credit facility.

     The senior credit facility expires on October 1, 2002 and as such the Company has classified its senior credit facility as current in the consolidated balance sheet as of January 31, 2002. The Company is currently in active discussions to renew or replace its existing senior credit facility. Management believes this discussion will be successfully completed prior to the October 1, 2002 expiration date.

     Borrowings Base. Borrowings under the senior credit facility are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to the sum of a) 80.0% of eligible receivables plus b) 90.0% of our eligible factored accounts receivable plus c) 60.0% of eligible inventory minus d) the full amount of all outstanding letters of credit issued pursuant to the senior credit facility which are not fully secured by cash collateral and e) $9.0 million synthetic lease reserve, which must be maintained until the expiration date of our synthetic lease in June 2002.

     The maximum amount of borrowing under the senior credit facility attributable to eligible inventory is $30.0 million.

     Interest. Interest on the principal balance under the senior credit facility shall accrue, at our option, at either a) our bank prime lending rate with adjustments depending upon our ratio of indebtedness to EBITDA at the time of borrowing or b) 2.75% above the rate quoted by our bank as the average London interbank offered rate ("LIBOR") for 1, 2, 3 and 6-month Eurodollar deposits with adjustments depending upon our ratio of indebtedness to EBIDTA at the time of borrowing.

     Security. As security for the indebtedness under the senior credit facility, we granted the lenders a first priority security interest in substantially all of our existing and future assets, including, without limitation, accounts receivable, inventory deposit accounts, general intangibles and equipment. Lenders under the senior credit facility have a second priority security interest in our trademarks.

     Letters of Credit

     As of January 31, 2002, we maintained two letter of credit facilities totaling $42.0 million. Each letter of credit is secured by the consignment of merchandise in transit under that letter of credit. As of January 31, 2002, there was $31.0 million available under existing letter of credit facilities. Subsequent to January 31, 2002, the Company added two additional letter of credit facilities, totaling $25.0 million and reduced the availability under one of its two existing letter of credit facilities by $5.0 million. As of April 15, 2002, the Company had four letter of credit facilities totaling $62.0 million.

     Senior Secured Notes

     On March 22, 2002, the Company completed a private offering of $57.0 million 9 1/2% senior secured notes due 2009. The proceeds of the private offering were used to fund the acquisition of certain assets of Jantzen, to reduce the amount of outstanding debt under the senior credit facility and as additional working capital.

     Synthetic Lease

     The synthetic lease, as amended in March 2002, expires in June 2002 and we have an obligation to pay $14.5 million at the termination of the term. The synthetic lease was entered into with a group of financial institutions to finance the acquisition and construction of our corporate headquarters. The financial institutions assumed our obligation to purchase the facility and, in turn, leased the facility to us. The obligations under the synthetic lease are secured by a security interest in substantially all our existing and future assets, whether tangible or intangible, including, without limitation, accounts receivable, inventory deposit accounts, general intangibles, intellectual property and equipment.

     In addition to customary covenants found in secured lending agreements, the synthetic lease also contains various restrictive financial and other covenants including, without limitation, (a) prohibitions on the incurrence of additional indebtedness or guarantees, (b) restrictions on the creation of additional liens, (c) certain limitations on dividends and distributions or capital expenditures by the Company, (d) restrictions on mergers or consolidations, sales of assets, investments and transactions with affiliates, and (e) certain financial maintenance tests. Such financial maintenance tests, include, among others, (i) a maximum funded indebtedness to EBITDA ratio, (ii) a minimum current ratio, (iii) a minimum net worth, and (iv) a minimum fixed charge coverage ratio. As of January 31, 2002, we were not in compliance with the funded indebtedness to EBITDA financial covenant. The lessor under, and the financial institutions which financed, the synthetic lease have waived the noncompliance with this financial covenant.

     Contractual Obligations and Commercial Commitments

     The following tables illustrate our contractual obligations and commercial commitments as of January 31, 2002 and include the effects of the transactions and amendments discussed above and in Part I of this report that occurred subsequent to January 31, 2002.

-------------------------------------------------------------------------------------------------------------
                                                          Payments Due by Period
                              -------------------------------------------------------------------------------

      Contractual                                Less than         1 - 3           4 - 5            After 5
      Obligations                Total            1 year           years           years             years
-------------------------------------------------------------------------------------------------------------
Senior Secured Notes          $100,000,000                -               -     $100,000,000                -
=============================================================================================================

Senior Subordinate Notes      $ 57,000,000                -               -                -      $57,000,000
=============================================================================================================

Senior Credit Facility        $ 21,756,094      $21,756,094               -                -                -
=============================================================================================================
Operating Leases              $ 24,654,724      $17,627,421      $3,268,977     $  2,741,201      $ 1,017,125
=============================================================================================================
Total Contractual Cash
Obligations                   $203,410,818      $39,383,515      $3,268,977     $102,741,201      $58,017,125
=============================================================================================================

---------------------------------------------------------------------------------------------------

                                                     Amount of Commitment Expiration Per Period
                                                  -------------------------------------------------
       Other                         Total
    Commercial                      Amounts        Less than      1 - 3        4 - 5        After 5
    Commitments                    Committed        1 year        years        years         years
---------------------------------------------------------------------------------------------------
Letter of Credit                  $11,035,880     $11,035,880         -               -          -
===================================================================================================
Stand by Letters of
Credit                            $ 8,250,000     $ 5,500,000         -     $ 2,750,000          -
===================================================================================================
Total Commercial
Commitments                       $19,285,880     $16,535,880         -     $ 2,750,000          -
===================================================================================================

     Management believes that the combination of borrowing availability under the amended senior credit facility, letter of credit facilities, and funds anticipated to be generated from operating activities will be sufficient to meet our operating and capital needs in the foreseeable future.

Derivatives Financial Instruments

     The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, effective February 1, 2001. SFAS No. 133 requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative qualifies as a hedge and is being used to hedge changes in fair value or cash flows. The adoption of SFAS No. 133 did not have a material effect on the Company's financial statements.

     During fiscal 2002, the Company entered into derivative financial instruments in order to manage the overall borrowing costs associated with its senior subordinate notes. At January 31, 2002, the Company had an interest rate swap agreement with a notional amount of $40.0 million dollars maturing on April 1, 2006. The swap is a fair value hedge as it has been designated against the senior subordinate notes carrying a fixed rate of interest and converts such notes to variable rate debt. The hedge qualifies for short-cut accounting and accordingly, the interest rate swap contracts are reflected at fair value in the Company's consolidated balance sheet and the related portion of fixed-rate debt being hedged adjusted for an offsetting amount with no effect on the statement of income.

     At January 31, 2002, the Company had an interest rate cap maturing on April 1, 2006 and a basis swap maturing on April 3, 2003, both with a notional amount of $40.0 million. The interest rate cap hedges against increases in the variable rate of interest paid on the interest rate swap and the basis swap decreased the spread on the interest rate swap for 18 months. Neither of these derivatives qualified for hedge accounting and accordingly, are reflected at fair value in the Company's consolidated balance sheet with the offset being recognized in income for the current period. Interest expense for the fiscal year January 31, 2002 has been reduced by approximately $0.7 million as a result of the recognition of these derivatives.

Critical Accounting Policies

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in these financial statements. A summary of those significant accounting policies can be found in Note 1 to the consolidated financial statements. In particular, judgment is used in areas such as determining the allowance for uncollectible accounts receivable, provision for sales returns and allowances, inventory valuations, and provisions for assets impairments on long-lived assets.

New Accounting Pronouncements

      In November 2001, the FASB Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. This consensus is expected to impact revenue and expense classifications by immaterial amounts and have no effect on reported income. In accordance with the consensus reached, the Company will adopt EITF Issue No. 01-9 for its fiscal year beginning February 1, 2002.

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations."
SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangibles assets acquired in a business combination. The Company intends to apply the provisions of this pronouncement to the Jantzen acquisition. SFAS No. 141 is not expected to have a significant effect on the financial position or the results of operation of the Company.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changes the accounting treatment as it applies to goodwill and other identifiable intangible assets with indefinite useful lives from an amortization method to an impairment-only approach. Under SFAS No. 142, proper accounting treatment requires annual assessment for any impairment of the carrying value of the assets based upon an estimation of the fair value of the identifiable intangible asset with an indefinite useful life, or in the case of goodwill of the reporting unit to which the goodwill pertains. Under SFAS No. 142, goodwill and identifiable intangible assets with an indefinite useful live are no longer subject to amortization. Impairment losses, if any, arising from the initial application of SFAS No. 142 are to be reported as a cumulative effect of a change in accounting principle. The effective date of SFAS No. 142 is for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 142 for its fiscal year beginning February 1, 2002. In accordance with

SFAS No. 142, we obtained a preliminary valuation of all of our trademarks from a third-party independent valuation firm. Based on this preliminary valuation, we do not expect to record any significant impairment in the value of our trademarks upon adoption of the standard.

      On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations---Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The effective date of SFAS No. 144 is for fiscal years beginning after December 15, 2001. SFAS No. 144 is not expected to have a significant effect on the financial position or the results of operation of the Company.

Forward Looking Statements

      Except for the historical information contained herein, this Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that involve a number of risks and uncertainties, including the risks described elsewhere in this report and detailed from time to time in the Company's filings with the Commission.

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

      In August 2001, the Company entered into interest rate swap, option and interest rate cap agreements (the "August Swap Agreement"), for an aggregate notional amount of $40.0 million in order to minimize its debt servicing costs associated with its $100.0 million of 12 1/4% senior subordinated notes due April 1, 2006. The August Swap Agreement was subsequently modified through a basis swap entered into in October 2001 (the "October Swap Agreement," and collectively with the August Swap Agreement, the "Swap Agreement"). The Swap Agreement is scheduled to terminate on April 1, 2006. Under the Swap Agreement, the Company is entitled to receive semi-annual interest payments on October 1, and April 1, at a fixed rate of 12 1/4% and is obligated to make semi-annual interest payments on October 1, and April 1, at a floating rate based on the 6-month LIBOR rate plus 715 basis points for the 18 months period October 1, 2001 through March 31, 2003 (per October Swap Agreement); and 3-month LIBOR rate plus 750 basis point for the period April 1, 2003 through April 1, 2006 (per the August Swap Agreement). The Swap Agreement has optional call provisions with trigger dates of April 1, 2003, April 1, 2004 and April 1, 2005, which contain certain premium requirements in the event the call is exercised.

      As of January 31, 2002, the fair value of the August 2001 swap and the option contracts recorded on the Company's Consolidated Balance Sheet was ($0.08) million and ($0.16) million, respectively. The interest rate cap and basis swap refer to, Item 7. "Management's Discussion and Analysis of Financial Conditions," did not qualify for hedge accounting treatment under the SFAS No. 133, resulting in $0.7 million reduction of recorded interest expense on the Statement of Operations for the fiscal year ended January 31, 2002.

      As a result of our hedging and interest rate risk policies, a 25 basis point change in interest rates would have impacted the Company's net earnings by approximately $62,700 and $91,500 during fiscal 2002 and 2001, respectively.

     In conjunction with the March 22, 2002 offering of $57.0 million of 9 1/2% senior secured notes due March 15, 2009, the Company entered into interest rate swap and option agreements for an aggregate notional amount of $57.0 million in order to minimize the debt servicing costs associated with the notes. The swap agreement is scheduled to terminate on March 15, 2009. Under the swap agreement, we are entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 9 1/2% and are obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the three-month LIBOR rate plus 369 basis points for the period from March 22, 2002 through March 15, 2009. The swap agreement has optional call provisions with trigger dates of March 15, 2005, March 15, 2006 and March 15, 2007, which contain premium requirements in the event the call is exercised.

     The Company's current exposure to foreign exchange risk is not significant and accordingly, the Company has not entered into any transactions to hedge against those risks.

Item 8.   Financial Statements And Supplementary Data

     See pages F-1 through F-22 appearing at the end of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors And Executive Officers Of The Registrant

     The information concerning the Company's directors and executive officers regarding compliance with Section 16 of the Securities Exchange Act of 1934 required by this item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated by reference from the Company's Proxy Statement.

Item 11.  Executive Compensation

     The information required by this item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated by reference from the Company's Proxy Statement.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

     The information required by this item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated by reference from the Company's Proxy Statement.

Item 13.  Certain Relationships And Related Transactions

     The information required by this item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated by reference from the Company's Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)         Documents filed as part of this report

       (1)  Consolidated Financial Statements.

             The following Consolidated Financial Statements of Perry Ellis International, Inc. and subsidiaries are included in Part II, Item 8:

                                                                                                 Page
                  Independent Auditors' Report                                                   F-2
                  Consolidated Balance Sheets as of January 31, 2002 and 2001                    F-3
                  Consolidated Statements of Income for each of the three years in the
                         period ended January 31, 2002                                           F-4
                  Consolidated Statements of Changes in Stockholders' Equity for each
                         of the three years in the period ended January 31, 2002                 F-5
                  Consolidated Statements of Cash Flows for each of the three years in the
                         period ended January 31, 2002                                           F-6
                  Notes to Consolidated Financial Statements                                     F-7

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

       (3)  Exhibits

Exhibit
  No.                       Description of Exhibit
-------                     ----------------------

3.1    Registrant's Amended and Restated Articles of Incorporation (1)
3.2    Registrant's Amended and Restated Bylaws (1)
4.1    Form of Common Stock Certificate (1)
4.2 Indenture dated April 6, 1999 between the Company and State Street Bank and Trust Company, as amended (6)
4.4 Purchase Agreement dated March 31, 1999 by and among the Company and the Initial Purchasers (6)
4.5    Specimen Forms of 121/4% Senior Subordinated Notes due April 1, 2006 (6)
4.6 Indenture dated March 22, 2002 between the Company and State Street Bank and Trust Company (11)
4.7 Purchase Agreement dated March 15, 2002 by and among the Company and the Initial Purchaser (11)
4.8 Pledge and Security Agreement dated March 22, 2002 by and among the Company, Jantzen Apparel Corp. and State Street Bank and Trust Company
       (11)
4.9    Specimen Forms of 9 1/2% Senior Secured Notes due March 15, 2009 (11)
10.3 Form of Indemnification Agreement between the Company and each of the Company's Directors and Officers (1)
10.9   1993 Stock Option Plan (1)(2)
10.10  Directors Stock Option (1)(2)

10.17 Amendment to Business Lease between George Feldenkreis and the Company relating to office facilities (4)
10.18 Revocable Credit Facility Agreement dated May 26, 1995 between the Company and Hamilton Bank, N.A. (4)
10.19 Revolving Line of Credit Agreement dated June 23, 1995 between the Company and Ocean Bank (4)
10.20  Profit Sharing Plan (2)(4)
10.21 Amended and Restated Employment Agreement between the Company and George Feldenkreis (2)(4)
10.22 Amended and Restated Employment Agreement between the Company and Oscar Feldenkreis (2)(4)
10.24 Lease Agreement [Land] dated as of August 28, 1997 between SUP Joint Venture, as Lessor and Registrant, as Lessee (6)
10.25 Lease Agreement [Building] dated as of August 28, 1997 between SUP Joint Venture, as Lessor and the Company, as Lessee (6)
10.26 Amended and Restated Loan and Security Agreement dated as of March 31, 1998 (6)
10.27  Amendment to Amended and Restated Loan and Security Agreement dated as of August 1, 1998 (7)
10.28 Purchase and Sale Agreement dated as of December 28, 1998 among Salant Corporation, Frost Bros. Enterprises, Inc., Maquiladora Sur, S.A. de C.V. and the Company (the "Salant Purchase Sale Agreement") (7)
10.29 First Amendment to the Salant Purchase and Sale Agreement dated as of February 24, 1999 (7)
10.30 Amended and Restated Loan and Security Agreement dated as of March 26, 1999 (7)
10.31 Inventory Purchase Agreement dated March 12, 1999 between the Company and Phillips-Van Heusen Corporation (7)
10.32 Stock Purchase Agreement dated as of January 28, 1999 by and among the Company and Christopher C. Angell, Barbara Gallagher and Morgan Guaranty Trust Company of New York, as Trustees of the PEI Trust created under Par. E. of Article 3 of the Agreement dated November 19, 1985, as amended January 27, 1986 (the "Perry Ellis Purchase and Sale Agreement") (8)
10.33 First Amendment to the Perry Ellis Purchase and Sale Agreement dated as of March 31, 1999 (8)
10.34  Employment Agreement between Allan Zwerner and the Company (2)(6)
10.35  Employment Agreement between Timothy B. Page and the Company (2)(11)
10.36  Incentive Stock Option Plan (2)(9)
10.37 Asset Purchase Agreement dated as of March 15, 2002 by and among the Company, Jantzen, Inc. and VF Canada, Inc. (11)
10.38 Fifth Amendment dated March 14, 2002 to Amended and Restated Loan and Security Agreement dated March 26, 1999 (11)
10.39 Fourth Amendment to Master Agreement dated March 14, 2002, by and among the Company, SUP Joint Venture, SunTrust Bank and Israeli Discount Bank
       (11)
21.1   Subsidiaries of Registrant (11)
23.2   Consent of Deloitte & Touche LLP (11)

____________________
    (1) Previously filed as an Exhibit of the same number to Registrant's Registration Statement on Form S -1 (File No. 33-60750) and incorporated herein by reference.
    (2) Management Contract or Compensation Plan.
    (3) Previously filed as an Exhibit of the same number to Registrant's Annual Report on Form 10-K for the year ended January 31, 1995 and incorporated herein by reference.
    (4) Previously files as an Exhibit of the same number to Registrant's Registration Statement on Form S-1 (File No. 33-96304) and incorporated herein by reference.
    (5) Previously filed as an Exhibit of the same number to Registrant's Annual Report on Form 10-K for the year ended January 31, 1996 and incorporated herein by reference.
    (6) Previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 (File No. 33-78427) and incorporated herein by reference.

     (7) Previously filed as an Exhibit to Registrant's Current Report on Form 8-K dated March 29, 1999 as amended and incorporated herein by reference.
     (8) Previously filed as an Exhibit to Registrant's Current Report on Form 8-K dated April 6, 1999 as amended and incorporated herein by reference.
     (9) Previously filed as an Exhibit to Registrant's Proxy Statement for its 2000 Annual Meeting and incorporated herein by reference.
     (10) Previously filed as an Exhibit to Registrant's Current Report on Form 8-K dated March 22, 2002 and incorporated herein by reference.
     (11)  Filed herewith.

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

                              PERRY ELLIS  INTERNATIONAL, INC.

Dated:  April 19, 2002        BY: /s/ GEORGE FELDENKREIS
                              ------------------------------------
                                   George Feldenkreis
                                   Chairman of the Board and
                                   Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their capacities and on the date indicated:


   Name and Signature        Title                                  Date
   ------------------        -----                                  ----
/s/ GEORGE FELDENKREIS       Chairman of the Board and              April 19, 2002
-------------------------    Chief Executive Officer
       George Feldenkreis    (Principal Executive Officer)


/s/ OSCAR FELDENKREIS        President, Chief Operating             April 19, 2002
-------------------------    Officer and Director
       Oscar Feldenkreis

/s/ TIMOTHY  B. PAGE         Chief Financial Officer                April 19, 2002
-------------------------    (Principal Financial and Accounting
       Timothy B. Page       Officer)


/s/ ALLAN ZWERNER            President of Licensing                 April 19, 2002
-------------------------    and Director
       Allan Zwerner

/s/ RONALD BUCH              Director                               April 19, 2002
-------------------------
       Ronald Buch

/s/ GARY DIX                 Director                               April 19, 2002
-------------------------
       Gary Dix

/s/ SALOMON HANONO           Director                               April 19, 2002
-------------------------
       Salomon Hanono

/s/ JOSEPH P. LACHER         Director                               April 19, 2002
-------------------------
       Joseph P. Lacher

/s/ LEONARD MILLER           Director                               April 19, 2002
-------------------------
       Leonard Miller

                         INDEX TO FINANCIAL STATEMENTS


     PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

     Independent Auditors' Report                                                       F-2

     Consolidated Balance Sheets as of January 31, 2002 and 2001                        F-3

     Consolidated Statements of Income for each of the three years
       in the period ended January 31, 2002                                             F-4

     Consolidated Statements of Changes in Stockholders' Equity for each of the
       three years in the period ended January 31, 2002                                 F-5

     Consolidated Statements of Cash Flows for each of the three years
       in the period ended January 31, 2002                                             F-6

     Notes to Consolidated Financial Statements                                         F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Perry Ellis International, Inc.:

We have audited the consolidated balance sheets of Perry Ellis International, Inc. and subsidiaries (the "Company") as of January 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended January 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants


Miami, Florida
March 19, 2002, except for Note 20,
As to which the date is March 22, 2002

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               AS OF JANUARY 31,




                                                                                    2001              2002
                                                                               ------------      -------------
ASSETS
Current Assets:
 Cash and cash equivalents                                                     $    344,741      $  1,303,978
 Accounts receivable, net                                                        58,821,622        50,370,245
 Inventories                                                                     43,556,374        45,409,047
 Deferred income taxes                                                            1,951,553         2,384,316
 Prepaid income taxes                                                               136,718                 -
 Other current assets                                                             2,305,283         1,886,163
                                                                               ------------      ------------
         Total current assets                                                   107,116,291       101,353,749

Property and equipment, net                                                       9,820,628        10,897,334

Intangible assets, net                                                          122,016,681       117,938,894

Other                                                                             4,159,482         3,870,703
                                                                               ------------      ------------
         TOTAL                                                                 $243,113,082      $234,060,680
                                                                               ============      ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                              $  6,712,859      $  5,966,368
 Accrued expenses                                                                 3,660,364         3,259,602
 Income taxes payable                                                                     -         1,381,551
 Accrued interest payable                                                         4,215,835         3,808,997
 Current portion - senior credit agreement                                                -        21,756,094
 Unearned revenues                                                                1,996,752         1,838,929
 Other current liabilities                                                        1,651,467         2,410,583
                                                                               ------------      ------------
         Total current liabilities                                               18,237,277        40,422,124

Senior subordinated notes payable, net                                           99,152,667        99,071,515
Deferred income tax                                                               4,930,829         6,749,832
Long term debt- senior credit agreement                                          37,913,126                 -
                                                                               ------------      ------------
         Total long-term liabilities                                            141,996,622       105,821,347
                                                                               ------------      ------------
         Total liabilities                                                      160,233,899       146,243,471
                                                                               ------------      ------------

Commitments and Contingencies (Note 19)

Minority Interest                                                                         -           613,671
                                                                               ------------      ------------
Stockholders' Equity:
Preferred stock $.01 par value; 1,000,000 shares authorized;
 no shares issued or outstanding                                                          -                 -
Class A common stock $.01 par value; 30,000,000 shares authorized;
 no shares issued or outstanding                                                          -                 -
Common stock $.01 par value; 30,000,000 shares authorized;
         6,739,374 shares issued and 6,579,374 shares outstanding as of
         January 31, 2001 and 6,337,440 shares issued and 6,286,740 shares
         outstanding as of January 31, 2002                                          67,393            63,374
Additional paid-in-capital                                                       29,063,407        26,286,040
Retained earnings                                                                54,778,302        61,386,244
Accumulated other comprehensive income                                                    -          (121,753)
                                                                               ------------      ------------
         Total                                                                   83,909,102        87,613,905
Common stock in treasury at cost; 160,000 shares as of January 31, 2001
         and 50,700 shares as of January 31, 2002                                (1,029,919)         (410,367)
                                                                               ------------      ------------
         Total stockholders' equity                                              82,879,183        87,203,538
                                                                               ------------      ------------
         TOTAL                                                                 $243,113,082      $234,060,680
                                                                               ============      ============

                See notes to consolidated financial statements.

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED JANUARY 31

                                                                      2000            2001            2002
                                                                  -------------   ------------    ------------
Revenues
  Net Sales                                                       $229,549,158    $261,626,463    $253,033,752
  Royalty Income                                                    22,839,698      25,789,975      26,680,987
                                                                  ------------    ------------    ------------
    Total Revenues                                                 252,388,856     287,416,438     279,714,739

Cost of Sales                                                      171,412,946     200,883,860     191,601,211
                                                                  ------------    ------------    ------------

Gross Profit                                                        80,975,910      86,532,578      88,113,528

Operating Expenses
  Selling, General and Administrative Expenses                      44,479,497      52,146,750      57,170,447
  Depreciation and Amortization                                      5,181,286       6,130,708       6,662,158
                                                                  ------------    ------------    ------------
    Total Operating Expenses                                        49,660,783      58,277,458      63,832,605
                                                                  ------------    ------------    ------------

Operating Income                                                    31,315,127      28,255,120      24,280,923

Interest Expense                                                    13,905,498      15,766,461      13,549,746
                                                                  ------------    ------------    ------------
Income Before Minority Interest and Income Tax
  Provision                                                         17,409,629      12,488,659      10,731,177

Minority Interest                                                            -               -          83,240

Income Tax Provision                                                 6,529,681       4,662,655       4,039,995
                                                                  ------------    ------------    ------------
Net Income                                                        $ 10,879,948    $  7,826,004    $  6,607,942
                                                                  ============    ============    ============
Net Income per Share
  Basic                                                           $       1.62    $       1.17    $       1.01
                                                                  ============    ============    ============
  Diluted                                                         $       1.59    $       1.16    $       1.01
                                                                  ============    ============    ============
Weighted Average Number of Shares Outstanding
  Basic                                                              6,725,722       6,689,476       6,516,807
  Diluted                                                            6,856,538       6,745,441       6,534,749

                See notes to consolidated financial statements.

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR EACH OF THE THREE YEARS ENDED JANUARY 31


                                                                                ACCUMULATED

                                                                                   OTHER

                                                        ADDITIONAL                COMPRE-       COMPRE-

                                     COMMON STOCK        PAID-IN     TREASURY     HENSIVE       HENSIVE     RETAINED
                                ----------------------
                                 SHARES        AMOUNT    CAPITAL       STOCK       INCOME       INCOME      EARNINGS      TOTAL
                                ---------    --------- ----------- ----------- -------------  ----------  ------------ ------------
BALANCE, JANUARY 31, 1999       6,712,374    $  67,123 $28,806,455  $        - $          -   $        -  $ 36,072,350  $64,945,928

Exercise of stock options          19,500          195     163,333           -            -            -             -      163,528

Exercise of warrants                    -            -           -           -            -            -             -            -

Net income                              -            -           -           -            -            -    10,879,948   10,879,948

Tax benefit for exercise of
  non-qualified stock options           -            -      30,867           -            -            -             -       30,867
                              -----------    --------- -----------  ----------  -----------   ----------   -----------  -----------

BALANCE, JANUARY 31, 2000       6,731,874       67,318  29,000,655           -            -            -    46,952,298   76,020,271

Exercise of stock options           7,500           75      57,425           -            -            -             -       57,500

Net income                              -            -           -           -            -            -     7,826,004    7,826,004

Tax benefit for exercise of
  non-qualified stock options           -            -       5,327           -            -            -             -        5,327

Purchase of treasury stock       (160,000)                          (1,029,919)           -            -             -   (1,029,919)
                              -----------    --------- ----------- -----------  -----------   ----------   -----------  -----------

BALANCE, JANUARY 31, 2001       6,579,374       67,393  29,063,407  (1,029,919)           -            -    54,778,302   82,879,183

Exercise of stock options           2,666           27      15,395           -            -            -             -       15,422

Net income                              -            -           -           -            -    6,607,942     6,607,942    6,607,942

Foreign currency translation
  adjustment                            -            -           -           -     (121,753)    (121,753)            -     (121,753)
                                                                                             -----------

Comprehensive income                                                                         $ 6,486,189
                                                                                             ===========

Tax benefit for exercise of
   non-qualified stock options          -            -           -           -            -                          -           --

Purchase of treasury stock       (295,300)           -           -  (2,177,256)           -                          -   (2,177,256)

Retirement of treasury stock                    (4,046) (2,792,762)  2,796,808            -                          -            -

                              -----------    --------- ----------- -----------  -----------                -----------  -----------

BALANCE, JANUARY 31, 2002       6,286,740    $  63,374 $26,286,040 $  (410,367) $  (121,753)               $61,386,243  $87,203,538
                              ===========    ========= =========== ===========  ===========                ===========  ===========

                See notes to consolidated financial statements.

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED JANUARY 31

                                                                                   2000             2001             2002
                                                                              --------------    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  10,879,948     $  7,826,004     $  6,607,942
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                 5,181,286        5,521,762        6,190,801
    Provision for bad debts                                                         450,541          330,435        1,575,000
    Provision for deferred taxes                                                  1,412,735        2,098,295        1,386,240
    Amortization of debt issue cost                                                 299,711          608,946          614,347
    Amortization of bond discount                                                   136,667          164,000          164,000
    Minority Interest                                                                     -                -           83,240
    Other                                                                            32,758           67,234          (64,250)
    Changes in operating assets and liabilities
      (net of effects of acquisitions):
      Accounts receivable, net                                                   (6,662,205)     (13,174,087)       7,048,510
      Inventories                                                                (3,037,630)      (7,579,495)      (1,528,619)
      Other current assets and prepaid income taxes                              (1,291,628)       1,728,313          586,446
      Other assets                                                                  509,924         (265,952)        (701,044)
      Accounts payable and accrued expenses                                       1,686,981          603,704       (1,160,561)
      Income taxes payable                                                                -                -        1,385,210
      Accrued interest payable                                                    4,233,183         (194,796)        (604,768)
      Other current liabilities and unearned revenues                               214,260          153,951          792,354
                                                                              -------------     ------------     ------------
         Net cash provided by (used in) operating activities                     14,046,531       (2,111,686)      22,374,847
                                                                              -------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                               (2,331,513)      (2,711,741)      (2,921,930)
Payment on purchase of intangible assets                                         (1,025,185)      (3,472,001)         (98,928)
Proceeds from sale of trademark                                                           -          750,000                -
Payment for acquired businesses, net of cash acquired                          (100,734,467)               -                -
                                                                              -------------     ------------     ------------
         Net cash (used in) investing activities:                              (104,091,165)      (5,433,742)      (3,020,858)
                                                                              -------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) in borrowings under term loan                        11,250,000      (11,250,000)               -
Net (payments) proceeds from senior credit facility                             (15,479,661)      19,881,630      (16,157,032)
Net proceeds from senior subordinated notes                                      98,852,000                -                -
Debt issuance costs                                                              (4,719,962)               -                -
Tax benefit for exercise of non-qualified stock options                              30,867            5,327                -
Purchase of treasury stock                                                                -       (1,029,919)      (2,177,256)
Proceeds from exercise of stock options                                             163,528           57,500           15,421
                                                                              -------------     ------------     ------------
         Net cash provided by (used in) financing activities:                    90,096,772        7,664,538      (18,318,867)
                                                                              -------------     ------------     ------------

Effect of exchange rate changes on cash and cash equivalents                              -                -          (75,886)
                                                                              -------------     ------------     ------------

NET INCREASE IN CASH                                                                 52,138          119,110          959,237

CASH AT BEGINNING OF YEAR                                                           173,493          225,631          344,741
                                                                              -------------     ------------     ------------
CASH AT END OF YEAR                                                           $     225,631     $    344,741     $  1,303,978
                                                                              =============     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION:
Cash paid during the period for:
         Interest                                                             $   9,672,315     $ 15,961,257     $ 14,028,640
                                                                              =============     ============     ============
         Income taxes                                                         $   8,556,537     $    750,000     $  1,608,192
                                                                              =============     ============     ============

NON-CASH FINANCING AND INVESTING ACTIVITIES:
         Change in fair value of Mark-to-Market interest rate swap/option     $           -     $          -     $   (245,152)
                                                                              =============     ============     ============

                See notes to consolidated financial statements.

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 2002

1.   General

     The Company is a leading licensor, designer and marketer of a broad line of high quality men's sportswear, including sport and dress shirts, golf sportswear, sweaters and casual dress pants and shorts, which sells to all levels of retail distribution. The Company licenses its trademark portfolio domestically and internationally for apparel and other products that it does not sell including dress sportswear, outerwear, fragrances and accessories. The Company has built a broad portfolio of brands through selective acquisitions and the establishment of its own brands over its 35-year operating history. The Company's distribution channels include regional, national and international upscale department stores, mid-tier department stores, chain stores, mass merchants, specialty stores and corporate wear distributors throughout the United States, Puerto Rico and Canada.

2.   Summary of Significant Accounting Policies

     The following is a summary of the Company's significant accounting policies:

     PRINCIPLES OF CONSOLIDATION- The consolidated financial statements include the accounts of Perry Ellis International, Inc., its wholly owned subsidiaries and an entity in which the Company has a controlling interest. The ownership interest of the noncontrolling owner in such entity is reflected as minority interest. All intercompany transactions and balances have been eliminated in consolidation.

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of accounts receivable and accounts payable approximates fair value due to their short-term nature. The carrying amount of the senior credit facility approximates fair value due to the relatively frequent resets of its floating interest rate. The fair value of the 12 1/4% senior subordinated notes is approximately $104.0 million, based on quoted market prices. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amount of these instruments approximates fair value.

     INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost consists of the purchase price, customs, duties, freight, insurance and commissions to buying agents.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or estimated useful lives of the improvements. The useful lives per asset class range as follows:

                                                        Avg. Useful
              Asset Class                              Lives in Years
     ----------------------------------             --------------------
     Furniture, fixtures and equipment                        7
     Vehicles                                                 7
     Leasehold Improvements                                  11

     INTANGIBLE ASSETS - Intangible assets primarily represent costs capitalized in connection with acquisitions, registration and protection of brand names and license rights. Intangibles are amortized over their estimated useful lives, which range from eight to forty years with a weighted average of 31.7 years.

                                                        Avg. Useful
              Asset Class                              Lives in Years
     --------------------------------                 ----------------
     Trademarks and Licensing Rights                      15 - 40
     Legal Costs                                             8
     Goodwill                                               15

     DEFERRED DEBT ISSUE COSTS - Costs incurred in connection with the financing are capitalized and amortized on a straight-line basis, which approximates the interest method, over the term of the related financing. Such amounts are included in other long-term assets in the consolidated balance sheet.

     LONG-LIVED ASSETS - Management reviews long-lived assets, including intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning future conditions. At January 31, 2002, management believes there was no significant impairment to long-lived assets.

     ADVERTISING AND RELATED COSTS - The Company's accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $7.1 million, $8.2 million and $7.7 million for the years ended January 31, 2000, 2001 and 2002, respectively.

     REVENUE RECOGNITION - Sales are recognized upon transfer of legal title and risk of loss to the customer (at shipment), net of trade allowances and a provision for estimated returns and other allowances. Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. Royalties collected prior to being earned are deferred and recognized as earned. The Company believes that its revenue recognition policies conform to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The Company operates predominantly in North America, with over 90% of its sales in the domestic market. One customer accounted for approximately 14% of net sales for fiscal year 2000; two customers accounted for approximately 14% and 11% of net sales for fiscal year 2001; and three customers accounted for approximately 12%, 11% and 11% of net sales for fiscal year 2002. The Company does not believe that these concentrations of sales and credit risk represent a material risk of loss with respect to its financial position as of January 31, 2002.

     FOREIGN CURRENCY TRANSLATION - For the Company's international operations, local currencies are considered their functional currencies. The Company translates assets and liabilities to their

U.S. dollar equivalents at rates in effect at the balance sheet date and revenue and expenses are translated at average monthly exchange rates. Translation adjustments resulting from this process are recorded in Stockholders' Equity as a component of Accumulated Other Comprehensive Income.

     INCOME TAXES - Deferred income taxes result primarily from timing differences in the recognition of expenses for tax and financial reporting purposes and are accounted for in accordance with Financial Accounting Standards Board Statement ("SFAS") No. 109, Accounting for Income Taxes, which requires the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur.

     NET INCOME PER SHARE - Basic net income per share is computed by dividing net income by the weighted average shares of outstanding common stock. The calculation of diluted net income per share is similar to basic earnings per share except that the denominator includes potential dilutive common stock. The potential dilutive common stock included in the Company's computation of diluted net income per share includes the effects of the stock options and warrants described in Note 17, as determined using the treasury stock method. The effect of these dilutive securities amounted to 17,942 shares in 2002, 55,956 shares in 2001 and 130,816 shares in 2002.

     ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company has chosen to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. As required by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has presented certain pro forma and other disclosures related to stock-based compensation plans.

     DERIVATIVE FINANCIAL INSTRUMENTS - The Company utilizes derivative financial instruments to reduce interest rate risk. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 2000 by SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative financial instruments that do not qualify for hedge accounting will be reported in earnings.

     RECLASSIFICATIONS - Certain amounts in the prior years' financial statements may have been reclassified to conform to the current year presentation.

     RECENT ACCOUNTING PRONOUNCEMENT - In November, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Product)." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. This consensus is expected to only impact revenue and expense classifications and not change reported income. In accordance with the consensus reached, the Company will adopt the required accounting beginning with the fiscal year beginning February 1, 2002. The Company's adoption of EITF No. 01-9 will result in reclassification of certain marketing expenses to reflect them as reduction of revenues. The reclassification will have no effect on net income.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 138, is effective for financial statements for fiscal years beginning after June 15, 2000. The Company adopted the provisions of SFAS No. 133 effective February 1, 2001. On the date of adoption, SFAS No. 133 did not have a significant impact on the Company's financial statements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations."   SFAS
No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangibles assets acquired in a business combination.

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

     In accordance with SFAS No. 142, the Company has obtained a preliminary valuation and estimated useful life report of all its trademarks from a third-party independent valuation firm. Preliminary results of this analysis, which the Company is still evaluating, would indicate no significant impairment in the carrying value of its trademarks upon adoption of the standard and the trademarks have indefinite useful lives. Under the new pronouncement, amortization expense relating to identifiable intangible assets with indefinite useful lives, which amounted to approximately $3,584,000, $3,955,000 and $4,912,000 for fiscal January 31, 2000, 2001 and 2002, respectively, will not be required in future years.

     On October 3, 2001, the FASB issued SFAS No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations---Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The effective date of SFAS No.144 is for fiscal years beginning after December 15, 2001. SFAS No. 144 is not expected to have a significant effect on the financial position or the results of operation of the Company.

3.   Shares Repurchase

     On July 11, 2000, the Board of Directors of the Company approved a share repurchase program in which up to 500,000 shares of common stock may be purchased from time to time during the following 12 months. On July 11, 2001, the Board of Directors extended the current share repurchase program for an additional year, and on September 25, 2001 increased the number of shares authorized for repurchase to 750,000 shares. The shares may be purchased in the open market or in privately negotiated transactions.

     For the fiscal year ended January 31, 2002, the Company had repurchased 295,300 additional shares at an average price of $7.37 per share. On March 2, 2001 and October 29, 2001, the Company retired 160,000 and 244,600 shares held in the treasury, respectively.

4.   Accounts Receivable

     Accounts receivable consist of the following as of January 31:

                                                        2001            2002
                                                    ------------    -----------
     Trade accounts                                 $51,848,737     $47,778,539
     Royalties and other receivables                  7,400,850       4,506,696
                                                    -----------     -----------
     Total                                           59,249,587      52,285,235
     Less: Allowance for doubtful accounts             (427,965)     (1,914,990)
                                                    -----------     -----------
     Total                                          $58,821,622     $50,370,245
                                                    ===========     ===========

     The activity for the allowance for doubtful account is as follows:

                                                        2000        2001         2002
                                                    ------------ ----------   ----------
     Allowance for doubtful accounts
     Beginning balance                              $   609,874  $1,014,576   $  427,965
     Provision                                          450,541     330,435    1,575,000
     Write-offs, net of recoveries                      (45,839)   (917,046)     (87,975)
                                                    -----------  ----------   ----------
     Ending balance                                 $ 1,014,576  $  427,965   $1,914,990
                                                    ===========  ==========   ==========

     The Company carries accounts receivable at the amount it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimates.

5.   Inventories

     Inventories consist of the following as of January 31:

                                                      2001         2002
                                                  -----------   -----------
     Finished goods                               $37,960,098   $40,467,911
     Ras materials and in process                   1,063,772             -
     Merchandise in transit                         4,532,504     4,941,136
                                                  -----------   -----------
     Total                                        $43,556,374   $45,409,047
                                                  ===========   ===========

6.   Property and Equipment

     Property and equipment consists of the following as of January 31:

                                                       2001            2002
                                                   -----------     -----------
     Furniture, fixture and equipment              $11,509,202     $11,615,513
     Vehicles                                          188,906         167,940
     Leasehold improvements                          2,458,947       3,209,254
     Land                                            1,581,702       1,581,702
                                                   -----------     -----------
     Total                                          15,738,757      16,574,409
     Less: accumulated depreciation
       and amortization                             (5,918,129)     (5,677,075)
                                                   -----------     -----------
     Total                                         $ 9,820,628     $10,897,334
                                                   ===========     ===========

     Depreciation expense relating to property and equipment amounted to approximately $1,241,000, $1,567,000 and $1,849,000 for the fiscal years ended January 31, 2000, 2001 and 2002, respectively.

7.   Intangible Assets

     Intangible assets consisted of the following as of January 31:


                                                 2001              2002
                                             ------------     ------------
     Trademarks and licenses                 $132,216,093     $132,315,018
     Goodwill                                      16,165           16,165
                                             ------------     ------------
     Total                                    132,232,258      132,331,183
     Less: Accumulated amortization           (10,215,577)     (14,392,289)
                                             ------------     ------------
     Balance, net                            $122,016,681     $117,938,894
                                             ============     ============

     Amortization expense relating to the intangible assets amounted to approximately $3,584,000, $3,955,000 and $4,342,000 for the fiscal years ended January 31, 2000, 2001 and 2002, respectively.

8.   Accrued Expenses


     Accrued expenses consists of the following as of January 31:


                                                2001            2002
                                             ----------      ----------
     Salaries and commissions                $1,808,047      $1,735,024
     Royalties                                  318,325         281,280
     Buying commissions                         401,787         287,944
     Other                                    1,132,205         955,354
                                             ----------      ----------
     Total                                   $3,660,364      $3,259,602
                                             ==========      ==========
9.   Other Current Liabilities

     Other current liabilities consists of the following as of January 31:

                                                2001            2002
                                             ----------      ----------
     Unearned advertising reimbursements     $1,334,969      $2,059,667
     Other                                      316,498         350,916
                                             ----------      ----------
     Total                                   $1,651,467      $2,410,583
                                             ==========      ==========

10.  Derivatives Financial Instruments

     The Company has an interest rate risk management policy with the objective of managing its interest costs. To meet this objective the Company employs hedging and derivatives strategies to limit the effects of changes in interest rates on its operating income and cash flows, and to lower its overall fixed rate interest cost on its senior subordinated notes.

     The Company believes its interest rate risk management policy is generally effective. Nonetheless, the Company's profitability may be adversely affected during particular periods as a result of changing interest rates. In addition, hedging transactions using derivative instruments involve risks such as counter-party credit risk and risks regarding the legal enforceability of hedging contracts. The counter-parties to the Company's arrangements are lenders of the hedged debt instruments or are major financial institutions.

     In August 2001, the Company entered into an interest rate swap, option and interest rate cap agreements (the "August Swap Agreement") for an aggregate notional amount of $40.0 million in order to minimize its debt servicing costs associated with its $100.0 million of 12 1/4% senior subordinated notes due April 1, 2006. The August Swap Agreement was subsequently modified through a basis swap entered into in October 2001 (the "October Swap Agreement," and collectively with the August Swap Agreement, the "Swap Agreement"). The Swap Agreement is scheduled to terminate on April 1, 2006. Under the Swap Agreement, the Company is entitled to receive semi-annual interest payments on October 1, and April 1, at a fixed rate of 12 1/4% and is obligated to make semi-annual interest payments on October 1, and April 1, at a floating rate based on the 6-month LIBOR rate plus 715 basis points for the 18 months period October 1, 2001 through March 31, 2003 (per October Swap Agreement); and 3-month LIBOR rate plus 750 basis point for the period April 1, 2003 through April 1, 2006 (per the August Swap Agreement). The Swap Agreement has optional call provisions with trigger dates of April 1, 2003, April 1, 2004 and April 1, 2005, which contain certain premium requirements in the event the call is exercised.

     The fair value of the interest rate swap and option are recorded on the Company's Consolidated Balance Sheet was ($0.245) million as of January 31, 2002. The interest rate cap and basis swap did not qualify for hedge accounting treatment under the SFAS No. 133, resulting in $0.7 million reduction of recorded interest expense in results of operations for the fiscal year ended January 31, 2002.

     The Company does not currently have a significant exposure to foreign exchange risk and accordingly, has not entered into any transactions to hedge against those risks. See summary of "Significant Accounting Policies" for policy description of foreign currency translation.

11.  Borrowings under Letter of Credit Facilities

     The Company maintains two letter of credit facilities totaling $42.0 million. Each letter of credit is secured by the consignment of merchandise in transit under that letter of credit. As of January 31, 2002, there was $31.0 million available under then existing letter of credit facilities.

     Amounts outstanding under letter of credit facilities consist of the following as of January 31:

                                                  2001              2002
                                              ------------      ------------

     Total letter of credit facilities        $ 52,000,000      $ 42,000,000

     Outstanding letters of credit             (27,923,927)      (11,035,880)
                                              ------------      ------------

     Available                                $ 24,076,073      $ 30,964,120
                                              ============      ============

12.  Long Term Debt-Senior Credit Facility

     The Company amended its senior credit facility on March 26, 1999 with a group of banks consisting of a revolving credit facility of up to an aggregate amount of $75.0 million. The weighted average interest rate on the senior credit facility was 8.7% and 7.3% for the fiscal years ending January 31, 2001 and 2002, respectively. The facility contains covenants which require the Company to maintain certain financial and net worth ratios and restricts the payment of dividends. As of January 31, 2002, the Company was not in compliance with a certain funded indebtedness to EBITDA financial covenant which noncompliance has been waived subsequent to January 31, 2002. The senior credit facility is secured by the assets of the Company.

     The senior credit facility expires on October 1, 2002 and as such the Company has classified its credit facility as current in the consolidated balance sheet as of January 31, 2002. The Company is currently in active discussions to renew or replace its existing senior credit facility. Management believes this discussion will be successfully completed prior to the October 1, 2002 expiration date.

13.  Senior Subordinated Notes Payable

     The Company issued $100.0 million senior subordinated notes on April 6, 1999, the proceeds of which were used to acquire the Perry Ellis, John Henry and Manhattan brands and to pay down the outstanding balance of the senior credit facility. The notes mature on April 1, 2006, and bear interest at the rate of 12 1/4 % payable on April 1 and October 1 in each year. The proceeds to the Company were $98,852,000, yielding an effective interest rate of 12.39% after deduction of discounts.

     The notes are unsecured senior subordinated obligations and are subordinated to all of the Company's existing and future senior indebtedness. The notes rank equally with all of the Company's future senior subordinated indebtedness.

     The indenture agreement contains certain covenants which requires the Company to maintain certain financial ratios and restricts the payment of dividends. As of January 31, 2002, the Company was in compliance with its debt covenants of the senior subordinated notes.

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

     Year                             Redemption Price
     ----                             ----------------

     2003..........................       106.125%
     2004..........................       103.063%
     2005 and thereafter...........       100.000%

     In addition, at any time or from time to time before April 1, 2002, the Company may redeem up to 35% of the aggregate principal amount of the notes within 60 days of one or more public equity offerings with the net proceeds of such offering at a redemption price equal to 112.25% of the principal amount thereof, together with accrued interest, if any, to the date of redemption (subject to the right of holders of record on relevant record dates to receive interest due on relevant interest payment dates); provided that, after giving effect to any such redemption, at least 65% of the aggregate principal amount of the notes initially issued remains outstanding. The Company did not exercise the redemption option before April 1, 2002.

14.  Income Taxes

     The income tax provision consists of the following for each of the years ended January 31:

                                        2000            2001            2002
                                     ----------      ----------      ----------

Current income taxes:
   Federal                           $4,677,353      $2,450,203      $2,115,199
   State                                528,929         242,627         300,810
   Foreign                              (89,337)       (128,460)        237,746
                                     ----------      ----------      ----------
Total                                 5,116,945       2,564,370       2,653,755

Deferred income taxes:
   Federal and state                  1,412,735       2,098,295       1,386,240
                                     ----------      ----------      ----------
Total                                $6,529,680      $4,662,665      $4,039,995
                                     ==========      ==========      ==========

     The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate for each of the years ended January 31:

                                                   2000         2001         2002
                                                ----------   ----------   ----------
     Statutory federal income tax rate             35.0%        35.0%         35.0%

     Increase (decrease) resulting from
         State income taxes, net of federal
         Income tax benefit                         2.9          2.5           2.7
         Benefit of graduated rate                 (1.0)        (0.6)         (0.6)
         Other                                     (2.5)         0.6           0.8
                                                ----------   ----------   ----------
     Total                                         34.4%        37.5%         37.9%
                                                ==========   ==========   ==========

    Deferred income taxes are provided for the temporary differences between financial reporting basis and the tax basis of the Company's assets and liabilities under SFAS No. 109. The tax effects of temporary differences as of January 31 are as follows:

                                                         2001         2002
                                                     -----------   -----------
    Deferred Tax Assets
        Inventory                                    $   855,394   $   909,481
        Allowance for doubtful accounts                  155,168       698,971
        Accrued expenses                                  26,458       104,655
        Unearned revenue                                 723,966       671,209
        Other                                            190,567             -
                                                     -----------   -----------

        Subtotal                                       1,951,553     2,384,316
                                                     -----------   -----------

    Deferred Tax Liabilities
        Fixed assets                                  (1,419,643)   (1,635,853)
        Intangible assets                             (3,410,355)   (4,889,857)
        Other                                            100,831      (224,122)
                                                     -----------   -----------

        Subtotal                                      (4,930,829)   (6,749,832)
                                                     -----------   -----------

    Net deferred tax asset (liability)               $(2,979,276)  $(4,365,516)
                                                     ===========   ===========

    Management believes that a valuation allowance for deferred income tax assets is not deemed necessary as the assets are expected to be recovered. Deferred taxes have not been recognized on unremitted earnings of the Company's foreign subsidiaries based on the "indefinite reversal" criteria of APB Opinion No. 23.

15. Retirement Plan

    The Company has a 401(k) Profit Sharing Plan (the "Plan") in which eligible employees may participate. Employees are eligible to participate in the Plan upon the attainment of age 21, and completion of one year of service. Participants may elect to contribute up to 15% of their annual compensation, not to exceed amounts prescribed by statutory guidelines. The Company is required to contribute an amount equal to 50% of each participant's eligible contribution up to 6% of the participant's annual compensation. The Company may elect to contribute additional amounts at its discretion. The Company's contributions to the Plan were approximately $128,000, $173,000 and $199,000 for the fiscal years ended January 31, 2000, 2001 and 2002, respectively.

16.  Related Party Transactions

     The Company leases certain office and warehouse space owned by the Chairman of the Board of Directors and Chief Executive Officer under certain lease arrangements, most of which are month-to-month. Rent expense, including taxes, for these leases amounted to $265,000, $316,000 and $537,000, for the years ended January 31, 2000, 2001 and 2002, respectively.

     The Company entered into licensing agreements (the "License Agreements") with Isaco International, Inc. ("Isaco"), pursuant to which Isaco was granted the exclusive license to use the Natural Issue, Perry Ellis and Career Club brand names in the United States and Puerto Rico to market a line of men's underwear, hosiery and loungewear. The principal shareholder of Isaco is the father-in-law of the Company's President and Chief Operating Officer. Royalty income earned from the License Agreements amounted to $438,000, $834,000 and $1,230,000 for the years ended January 31, 2000, 2001 and 2002, respectively.

17.  Stock Options and Warrants

     Stock Options - The Company adopted a 1993 Stock Option Plan (the "1993 Plan") and a Directors Stock Option Plan (the "Directors Plan") (collectively, the "Stock Option Plans"), under which shares of common stock are reserved for issuance upon the exercise of the options. The number of shares issuable under the Directors Plan is 150,000. The number of shares issuable under the 1993 plan is 1,500,000. The Stock Option Plans are designed to serve as an incentive for attracting and retaining qualified and competent employees, directors, consultants, and independent contractors of the Company. The 1993 Plan provides for the granting of both incentive stock options and nonstatutory stock options. Incentive stock options may only be granted to employees. Only non-employee directors are eligible to receive options under the Directors Plan. All matters relating to the Directors Plan are administered by a committee of the Board of Directors consisting of two or more employee directors, including selection of participants, allotment of shares, determination of price and other conditions of purchase, except that the per share exercise price of options granted under the Directors Plan may not be less than the fair market value of the common stock on the date of grant.

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

     A summary of the stock option activity for options issued under the 1993 Plan and the Directors Plan is as follows for the years ended January 31:

                                               Option Price Per Share         Options Exercisable
                                             --------------------------   ---------------------------
                                  Number                                   Number    Weighted Average
                                of Shares     Low       High   Weighted   of Shares   Exercise Price
                              -----------    ------    ------  --------   ---------  ----------------
Outstanding January 31, 1999      566,000     $6.67    $15.75    $11.95     410,375       $12.66
Granted 2000                      501,000     $8.81    $13.50    $ 9.26
Exercised 2000                    (19,500)    $6.67    $10.07    $ 8.39
Cancelled 2000                    (15,000)    $6.50    $15.25    $ 9.59

                              -----------
Outstanding January 31, 2000    1,032,000     $7.67    $15.75    $10.69     833,459       $10.73
Granted 2001                      167,000     $5.13    $13.00    $ 8.41
Exercised 2001                     (7,500)    $7.67    $ 7.67    $ 7.67
Cancelled 2001                    (78,500)    $9.63    $14.25    $10.13

                              -----------
Outstanding January 31, 2001    1,113,550     $5.13    $15.75    $10.44     940,616       $10.41
Granted 2002                       71,667     $5.13    $ 8.85    $ 7.37
Exercised 2002                     (2,666)    $5.13    $ 6.88    $ 5.79

Cancelled 2002                    (88,750)    $5.13    $13.44    $10.40
                               ----------
Outstanding January 31, 2002    1,093,801     $5.13    $15.75    $10.27      980,774      $10.40
                               ==========

     The following table summarizes information about options outstanding as of January 31, 2002:

                         Options Outstanding                               Options Exercisable
----------------------------------------------------------------------  ---------------------------

                                        Weighted
                                         Average
                                       Remaining        Weighted                       Weighted
        Range of         Number     Contractual Life     Average          Number        Average
    Exercise Prices   Outstanding     (in years)       Exercise Price   Exercisable  Exercise Price
-------------------  -------------  ----------------  ----------------  -----------  --------------
$  5.13     $  7.50      88,501          6.4            $  5.57           62,666        $  5.21
$  7.51     $ 10.00     663,750          4.3            $  8.80          621,292        $  8.80
$ 10.01     $ 12.00      78,550          1.0            $ 10.56           42,149        $ 10.56
$ 12.01     $ 15.75     263,000          6.7            $ 15.49          254,667        $ 15.56

     As described in Note 2, we account for stock-based compensation using the provisions of APB No. 25 and related interpretations. No compensation expense has been recognized in the years ended January 31, 2000, 2001 and 2002 as the exercise prices for the stock options granted were equal to their fair market value at the time of grant. Had compensation cost for options granted been determined in accordance with the fair value provisions of SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts presented below for the years ended January 31:

                                        2000           2001          2002
                                     -----------    ----------    ----------

Pro forma net income                 $10,150,643    $7,078,649    $6,185,478
                                     ===========    ==========    ==========
Pro forma net income per share:
     Basic                           $      1.51    $     1.08    $     0.95
                                     ===========    ==========    ==========
     Diluted                         $      1.48    $     1.05    $     0.95
                                     ===========    ==========    ==========

     The fair value of these options was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions for 2000, 2001 and 2002:

                                     2000      2001      2002
                                   ----------------------------

Risk free interest                    6.5%      6.5%      3.3%
Dividend yield                        0.0%      0.0%      0.0%
Volatility factors                   64.0%     67.9%     67.3%

Weighted average life (years)         9.0       4.5       1.9

     Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in 1999, 2000 and 2001 was $6.99, $4.43 and $2.75, respectively.

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

18.  Segment Information

     In accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," the Company's principal segments are grouped between the generation of revenues from products and royalties. The Licensing segment derives its revenues from royalties associated from the use of its brand names, principally Perry Ellis, John Henry, Manhattan and Munsingwear. The Product segment derives its revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. Trademark assets and costs have been allocated among the divisions where the brands are shared.


                                            2000             2001              2002
                                        -------------   -------------    -------------
Revenues
  Product                               $ 229,549,158   $ 261,626,463    $ 253,033,752
  Licensing                                22,839,698      25,789,975       26,680,987
                                        -------------   -------------    -------------
Total Revenues                          $ 252,388,856   $ 287,416,438    $ 279,714,739
                                        =============   =============    =============

Operating Income
  Product                               $  15,065,942   $  10,772,903    $   7,882,648
  Licensing                                16,249,185      17,482,217       16,398,275
                                        -------------   -------------    -------------
Total Operating Income                  $  31,315,127   $  28,255,120    $  24,280,923
                                        =============   =============    =============

Interest Expense
  Product                               $   3,417,678   $   3,353,726    $   1,630,120
  Licensing                                10,487,820      12,412,735       11,919,626
                                        -------------   -------------    -------------
Total Interest Expense                  $  13,905,498   $  15,766,461    $  13,549,746
                                        =============   =============    =============

Income Tax Provision
  Product                               $   4,368,823   $   2,721,285    $   2,637,938
  Licensing                                 2,160,858       1,941,370        1,402,057
                                        -------------   -------------    -------------
Total Income Tax Provision              $   6,529,681   $   4,662,655    $   4,039,995
                                        =============   =============    =============

Depreciation and Amortization
  Product                               $   1,493,055   $   1,824,137    $   2,181,229
  Licensing                                 3,688,231       4,306,571        4,480,929
                                        -------------   -------------    -------------
Total Depreciation and Amortization     $   5,181,286   $   6,130,708    $   6,662,158
                                        =============   =============    =============

Identifiable Assets
  Product                                               $ 113,454,814    $ 120,506,469
  Licensing                                               127,685,408      111,057,137

  Corporate                                                 1,972,860        2,497,074
                                                        -------------    -------------
Total Identifiable Assets                               $ 243,113,082    $ 234,060,680
                                                        =============    =============

19.  Commitments and Contingencies


     The Company has licensing agreements, as licensee, for the use of certain branded and designer labels. The license agreements expire on varying dates through December 31, 2003. Total royalty payments under these license agreements amounted to $1,105,716, $1,198,106 and $1,635,239 for the years ended January 31, 2000, 2001 and 2002, respectively, and were classified as cost of sales.

     The Company's administrative offices, warehouse and distribution facility are located in a 240,000 square foot leased facility in Miami, which was built to our specifications and completed in 1997. The facility is occupied pursuant to a synthetic lease, which has an initial term expiring in August 2002, annual rental payment of approximately $900,000 and a minimum contingent rental payment of $14.5 million at the end of the 5-year term. The synthetic lease will not be renewed and the Company is in the process of arranging new financing for its facilities through a mortgage lender.

     The synthetic lease was entered into with a group of financial institutions to finance the acquisition and construction of the Company's corporate headquarters. The financial institutions assumed the Company's obligation to purchase the facility and, in turn, leased the facility to us. The obligations under the synthetic lease are secured by a security interest in substantially all the Company's existing and future assets, whether tangible or intangible, including, without limitation, accounts receivable, inventory deposit accounts, general intangibles, intellectual property and equipment.

     In addition to customary covenants found in secured lending agreements, the synthetic lease also contains various restrictive financial and other covenants including, without limitation, (a) prohibitions on the incurrence of additional indebtedness or guarantees, (b) restrictions on the creation of additional liens, (c) certain limitations on dividends and distributions or capital expenditures by the Company, (d) restrictions on mergers or consolidations, sales of assets, investments and transactions with affiliates and (e) certain financial maintenance tests. Such financial maintenance tests, include, among others, (i) a maximum funded indebtedness to EBITDA ratio, (ii) a minimum current ratio, (iii) a minimum net worth and (iv) a minimum fixed charge coverage ratio. As of January 31, 2002, the Company was not in compliance with the funded indebtedness to EBITDA financial covenant. The lessor under, and the financial institutions which financed, the synthetic lease have waived the noncompliance with this financial covenant.

     The Company leases three warehouse facilities in Miami totaling approximately 103,000 square feet from our Chairman and CEO and partnerships controlled by him, to handle the overflow of bulk shipments and the specialty division and PING operations. All leases are on a month-to-month basis at market prices.

     The Company leases two locations in New York City totaling approximately 8,500 square feet each, these leases expire in December 2007 and 2012. These locations are used for offices and showrooms.

     The Company leases a retail store in the Sawgrass Mills outlet mall in Sunrise, Florida with 11,240 square feet. This lease expires in September 2005. Since the Company began leasing this facility in May 2001, the location have been used as a test retail outlet store to sell our brands, principally Perry Ellis America.

     In order to monitor production of the Company's products in the Far East, we maintain offices in South Korea, and China, and also lease offices jointly with SPX Corporation, a publicly held company, in Beijing, China and Taipei, Taiwan.

     Minimum aggregate annual commitments for all of the Company's non-cancelable operating lease commitments, including the minimum contingent rental payment described above, are as follows.

Year Ending January 31,
-----------------------
2003                              $15,951,620  (A)
2004                                  465,650
2005                                  461,725
2006                                  461,725
2006                                  453,142
Future                              1,017,125
                                 -------------

  Total                           $18,810,987
                                 =============

(A) Includes synthetic lease payments of $15.4 million

     Rent expense for these operating leases, including the related party rent payments discussed in Note 16 amounted to $1,946,000, $1,660,632 and $2,526,293 for fiscal years ending January 31, 2000, 2001 and 2002, respectively.

     The Company is subject to claims and suits, and is the initiator of claims and suits against others, in the ordinary course of business. The Company does not believe that the resolution of any pending claims will have a material adverse effect on its financial position, results of operations or cash flows.

20.  Subsequent Events

     Senior Secured Notes

     On March 22, 2002, the Company completed a private offering of $57.0 million 9 1/2% senior secured notes due March 15, 2009. The proceeds of the private offering were used to fund the Jantzen acquisition, to reduce the amount of outstanding debt under the Company's senior credit facility and as additional working capital. The senior secured notes are secured by a security interest granted in the Company's existing portfolio of trademarks and licenses, and the trademarks and licenses acquired in connection with the Jantzen acquisition (see below); all license agreements with respect to these trademarks; and all income, royalties and other payments with respect to such licenses. The senior secured notes are senior secured obligations of the Company and will rank pari passu in right of payment with all of the Company's existing and future senior indebtedness. The senior secured notes are effectively senior to all unsecured indebtedness of the Company to the extent of the value of the assets securing the notes.

     Jantzen Acquisition

     On March 22, 2002, the Company completed the acquisition from subsidiaries of VF Corporation of certain assets of the Jantzen swimwear business for approximately $24.0 million, excluding fees related to the transaction. The Jantzen brand has a history of over 90 years and its products are sold in upscale department stores, mid-tier department stores, chain stores, mass merchants and specialty shops. The acquisition was financed with a portion of the proceeds from a $57.0 million private offering of 9 1/2% senior secured notes due March 15, 2009, which we closed simultaneously with the acquisition.

     The Company has, through the acquisition of Jantzen, a lease agreement for the Jantzen's Portland, Oregon office space for an initial six-month period. This facility totals approximately 83,900 square feet. The Company has entered into a lease for a portion of Jantzen's Seneca, South Carolina distribution center facility for a one-year period, commencing March 22, 2002. This facility totals approximately 279,000 square feet. The Seneca, South Carolina facility carries an option to acquire the facility, which the Company can exercise within 60 days of the March 22, 2002 commencement date. The Company has been assigned a lease agreement for office and showroom space in New York City totaling 8,200 square feet through August 2006, which contains certain renewal provisions. In addition, the Company has entered into a lease agreement with Tommy Hilfiger to occupy approximately 200 square feet of space in Tommy Hilfiger's facility located in New York City through 2005.

     Interest Rate Swap and Option Agreement

     On March 15, 2002, the Company entered into interest rate swap and option agreements for an aggregate notional amount of $57.0 million in order to minimize the debt servicing costs associated with the senior secured notes. The swap agreement is scheduled to terminate on March 15, 2009. Under the swap agreement, the Company is entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 9 1/2% and are obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the three-month LIBOR rate plus 369 basis points for the period from March 22, 2002 through March 15, 2009. The swap agreement has optional call provisions with trigger dates of March 15, 2005, March 15, 2006 and March 15, 2007, which contain premium requirements in the event the call is exercised.

     Senior Credit Facility

     In March 2002, the Company amended its existing senior credit facility with the Company's group of banks, which as amended, provides the Company with a revolving credit facility of up to an aggregate amount of $60.0 million. This amendment was done concurrently with the $57.0 million senior subordinated notes offering discussed above. Borrowings are limited under the terms of a borrowing base calculation, which generally restricts the outstanding balance to the sum of (a) 80% of eligible receivables plus, (b) 90% of eligible factored accounts receivable plus 60% of eligible inventories, as defined. Interest on borrowings is variable, based upon the Company's option of selecting the bank's prime rate, or a short term LIBOR rate plus an additional amount based on the Company's debt coverage and other financial ratios.

     Letters of Credit

     Subsequent to January 31, 2002, the Company added two additional letter of credit facilities for an aggregate amount of $25.0 million. Concurrently with adding the additional facilities, the Company lowered one of its two existing facilities by the amount of $5.0 million. The Company now has four facilities totaling $62.0 million.

     Synthetic Lease

     In March 2002, the Company amended its synthetic lease with the lessor and the financial institution that financed the synthetic lease, which as amended provides that the Company shall exercise the purchase option of the lease on or prior to June 30, 2002, increased the amount of stand-by letter of credit to $5.5 million and waived the noncompliance of a certain financial covenant the Company was not in compliance as of January 31, 2002. The Company is in the process of arranging new financing to replace the synthetic lease through a mortgage lender and the Company received a satisfactory financing offer from such lender, subject to additional due diligence. The transaction will result in the recognition of both an asset and a related liability on the Company's balance sheet.

21.  Summarized Quarterly Financial Data

     (Unaudited)

                                     First               Second            Third              Fourth                Total
                                    Quarter              Quarter           Quarter            Quarter                Year
                               ----------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
FISCAL YEAR ENDED JANUARY 31, 2002

Net Sales                              $80,866             $58,926           $60,511             $52,731            $253,034
Royalty Income                           6,065               6,858             6,403               7,355              26,681
                               ----------------------------------------------------------------------------------------------
Total Revenues                          86,931              65,784            66,914              60,086             279,715
Gross Profit                            26,150              20,673            19,542              21,749              88,114
Net Income                             $ 3,198             $ 1,487           $   970             $   952            $  6,608
Income per share:
  Basic                                $  0.49             $  0.23           $  0.15             $  0.15            $   1.01
  Diluted                              $  0.49             $  0.23           $  0.15             $  0.15            $   1.01

FISCAL YEAR ENDED JANUARY 31, 2001

Net Sales                              $78,232             $58,941           $64,356             $60,097            $261,626
Royalty Income                           6,093               6,747             6,275               6,675              25,790
                               ----------------------------------------------------------------------------------------------
Total Revenues                          84,325              65,688            70,631              66,772             287,416
Gross Profit                            25,453              20,923            19,121              21,036              86,533
Net Income                             $ 3,590             $ 1,818           $   351             $ 2,067            $  7,826
Income per share:
  Basic                                $  0.53             $  0.27           $  0.05             $  0.31            $   1.17
  Diluted                              $  0.53             $  0.27           $  0.05             $  0.31            $   1.16

FISCAL YEAR ENDED JANUARY 31, 2000
Net Sales                              $59,479             $45,273           $66,618             $58,179            $229,549
Royalty income                           2,316               6,744             6,454               7,326              22,840
                               ----------------------------------------------------------------------------------------------
Total revenues                          61,795              52,017            73,072              65,505             252,389
Gross Profit                            17,623              18,707            23,210              21,435              80,975
Net Income                             $ 2,892             $ 1,607           $ 3,964             $ 2,417            $ 10,880
Net income per share:
  Basic                                $  0.43             $  0.24           $  0.59             $  0.36            $   1.62
  Diluted                              $  0.43             $  0.23           $  0.58             $  0.35            $   1.59

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NUMBER                                   DESCRIPTION
---------------                                  -----------

       4.6                  Indenture dated March 22, 2002 between the Company
                               and State Street Bank and Trust Company
       4.7                  Purchase Agreement dated March 15, 2002 by and among
                               the Company and the Initial Purchaser
       4.8                  Pledge and Security Agreement dated March 22, 2002
                               by and among the Company, Jantzen Apparel Corp. and State Street Bank and Trust Company
       4.9                  Specimen Forms of 9 1/2% Senior Secured Notes due
                               March 15, 2009
     10.35                  Employment Agreement between Timothy B. Page and the
                               Company
     10.38                  Fifth Amendment dated March 14, 2002 to Amended and
                               Restated Loan and Security Agreement dated March 26, 1999
     10.39                  Fourth Amendment to Master Agreement dated March 14,
                               2002, by and among the Company, SUP Joint
                               Venture, SunTrust Bank and Israeli Discount Bank
      21.1                  Subsidiaries of Registrant
      23.2                  Consent of Deloitte & Touche LLP