Form 10-K/A
period 2002-01-31
PERRY ELLIS INTERNATIONAL INC
filed 2002-05-06
CIK 900349

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

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

Customers

     We sell merchandise to a broad spectrum of retailers, including mid-tier department stores, upscale department stores, mass merchants and specialty stores. Our largest customers include Target, J.C. Penney, Wal-Mart, Kohl's and Mervyn's. Net sales to our five largest customers accounted for approximately 47%, 42% and 49% of net sales in fiscal 2002, 2001 and 2000, respectively. For fiscal 2002, net sales to Target accounted for approximately 12%, while net sales to J.C. Penney and Wal-Mart accounted for approximately 11%, each. For fiscal 2001, sales to Wal-Mart accounted for approximately 14% of total net sales and sales to J.C. Penney accounted for approximately 11% of net sales. For fiscal 2000, sales to Target accounted for approximately 14% of net sales. No other single customer accounted for more than 10% of net sales during such fiscal years.

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

     In order to monitor production of our products in the Far East, we maintain offices in South Korea and China, and also lease offices jointly with GFX Corporation, a privately held company, in Beijing, China and Taipei, Taiwan.

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

                                                                       Fiscal Year Ended January 31,
                                                 -----------------------------------------------------------------------------
                                                     1998               1999              2000           2001            2002
                                                 -----------------------------------------------------------------------------
Income Statement Data:
Net sales                                        $190,689           $221,347         $ 229,549       $261,626        $253,034
Net royalty income                                  4,032              3,057            22,840         25,790          26,681
                                                 -----------------------------------------------------------------------------
Total revenues                                    194,721            224,404           252,389        287,416         279,715
Cost of sales                                     145,991            166,198           171,413        200,884         191,601
                                                 -----------------------------------------------------------------------------
Gross profit                                       48,730             58,206            80,976         86,532          88,114
Selling, general and administrative
     expenses                                      34,137             39,478            44,480         52,147          57,171
Depreciation and amortization                       1,748              2,161             5,181          6,130           6,662
                                                 -----------------------------------------------------------------------------
Operating income                                   12,845             16,567            31,315         28,255          24,281
Interest expense                                    2,782              3,494            13,905         15,766          13,550
                                                 -----------------------------------------------------------------------------
Income before minority interest and
     income tax provision                          10,063             13,073            17,410         12,489          10,731

Minority interest                                       -                  -                 -              -              83

Income taxes                                        2,885              4,491             6,530          4,663           4,040
                                                 -----------------------------------------------------------------------------
Net income                                       $  7,178           $  8,582         $  10,880       $  7,826        $  6,608
                                                 =============================================================================
Net income per share:
      Basic                                      $   1.10           $   1.29         $    1.62       $   1.17        $   1.01
      Diluted                                    $   1.08           $   1.27         $    1.59       $   1.16        $   1.01

Weighted average number of
 shares outstanding:
     Basic                                          6,541              6,674             6,726          6,689           6,517
     Diluted                                        6,666              6,770             6,857          6,745           6,535

Balance Sheet Data (at year end):
Working capital                                    66,166             71,300            70,651         88,879          60,932
Total assets                                      101,650            108,958           224,873        243,113         234,061
Total debt (a)                                     39,658             33,511           128,270        137,066         120,828
Total stockholders' equity                         55,155             64,946            76,020         82,879          87,204

Other Financial Data and Ratios:
EBITDA (b)                                         14,593             18,728            36,496         34,385          30,860
Cash flows from operations                         (3,101)            14,341            14,047         (2,112)         22,375
Cash flows from investing                          (4,555)           (10,240)         (104,091)        (5,434)         (3,021)
Cash flows from financing                           7,910             (4,938)           90,097          7,665         (18,319)
Capital expenditures                                3,828              4,005             2,332          2,712           2,922
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

     (7) Previously filed as an Exhibit to Registrant's Current Report on Form 8-K dated March 29, 1999 as amended and incorporated herein by reference.
     (8) Previously filed as an Exhibit to Registrant's Current Report on Form 8-K dated April 6, 1999 as amended and incorporated herein by reference.
     (9) Previously filed as an Exhibit to Registrant's Proxy Statement for its 2000 Annual Meeting and incorporated herein by reference.
     (10) Previously filed as an Exhibit to Registrant's Current Report on Form 8-K dated March 22, 2002 and incorporated herein by reference.
     (11) Previously filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated by reference herein.

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

                              PERRY ELLIS  INTERNATIONAL, INC.

Dated:  May 6, 2002           BY: /s/ Timothy B. Page
                              ------------------------------------
                                   Timothy B. Page
                                   Chief Financial Officer

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

     In order to monitor production of the Company's products in the Far East, we maintain offices in South Korea, and China, and also lease offices jointly with GFX Corporation, a privately held company, in Beijing, China and Taipei, Taiwan.

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

     Senior Credit Facility

     In March 2002, the Company amended its existing senior credit facility with the Company's group of banks, which as amended, provides the Company with a revolving credit facility of up to an aggregate amount of $60.0 million. This amendment was done concurrently with the $57.0 million senior secured notes offering discussed above. Borrowings are limited under the terms of a borrowing base calculation, which generally restricts the outstanding balance to the sum of (a) 80% of eligible receivables plus, (b) 90% of eligible factored accounts receivable plus 60% of eligible inventories, as defined. Interest on borrowings is variable, based upon the Company's option of selecting the bank's prime rate, or a short term LIBOR rate plus an additional amount based on the Company's debt coverage and other financial ratios.

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