Form 10-Q
period 2002-04-30
PERRY ELLIS INTERNATIONAL INC
filed 2002-06-14
CIK 900349

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

           [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                 For the Quarterly Period Ended April 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X            No___________
     ------------

The number of shares outstanding of the registrant's common stock is 6,414,690 (as of June 14, 2002).

                        PERRY ELLIS INTERNATIONAL, INC.


                                     INDEX

                                                                         PAGE
PART I:  FINANCIAL INFORMATION

Item 1:

Consolidated Balance Sheets
         as of  April 30, 2002 (Unaudited) and January 31, 2002            1

Consolidated Statements of Income (Unaudited)
         for the three months ended April 30, 2002 and 2001                2

Consolidated Statements of Cash Flows (Unaudited)
         for the three months ended April 30, 2002 and 2001                3

Notes to Unaudited Consolidated Financial Statements                       4

Item 2:

Management's Discussion and Analysis
         of Financial Condition and Results of Operations                 16

PART II:  OTHER INFORMATION                                               24

Signature                                                                 25

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                       April 30, 2002     January 31, 2002
                                                                                      ----------------   ------------------
ASSETS

Current Assets:

   Cash and cash equivalents                                                           $   5,021,238         $  1,303,978
   Accounts receivable, net                                                               68,317,610           50,370,245
   Inventories                                                                            36,785,031           45,409,047
   Deferred income taxes                                                                   2,384,316            2,384,316
   Other current assets                                                                    1,687,054            1,886,163
                                                                                       -------------         ------------
          Total current assets                                                           114,195,249          101,353,749

Property and equipment, net                                                               11,720,306           10,897,334

Intangible assets, net                                                                   142,291,609          117,938,894

Other                                                                                      6,538,532            3,870,703
                                                                                       -------------         ------------
          TOTAL                                                                        $ 274,745,696         $234,060,680
                                                                                       =============         ============
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable                                                                    $   5,433,825         $  5,966,369
   Accrued expenses                                                                        5,963,351            3,259,602
   Income taxes payable                                                                    1,897,076            1,381,551
   Accrued interest payable                                                                1,253,910            3,808,997
   Current portion - senior credit agreement                                                       -           21,756,094
   Unearned Revenues                                                                       1,911,320            1,838,929
   Other current liabilities                                                               2,659,058            2,410,583
                                                                                       -------------         ------------
          Total current liabilities                                                       19,118,540           40,422,125

Senior subordinated notes payable, net                                                    99,161,293           99,071,515
Deferred income tax                                                                        6,749,832            6,749,832
Senior secured notes payable, net                                                         56,762,745                    -
                                                                                       -------------         ------------
          Total long-term liabilities                                                    162,673,870          105,821,347
                                                                                       -------------         ------------

          Total liabilities                                                              181,792,410          146,243,472
                                                                                       -------------         ------------

Minority Interest                                                                            654,735              613,671
                                                                                       -------------         ------------

Stockholders' Equity:
Preferred stock $.01 par value; 1,000,000 shares authorized;
     no shares issued or outstanding                                                               -                    -
Class A Common Stock $.01 par value; 30,000,000 shares authorized;
     no shares issued or outstanding                                                               -                    -
Common stock $.01 par value; 30,000,000 shares authorized;
   6,322,974 shares issued and outstanding as of April 30, 2002 and
   6,337,440 shares issued and 6,286,740 shares outstanding as of
   January 31, 2002                                                                           63,229               63,374
Additional paid-in-capital                                                                26,192,003           26,286,040
Retained earnings                                                                         66,152,444           61,386,243
Accumulated other comprehensive income                                                      (109,125)            (121,753)
                                                                                       -------------         ------------
          Total                                                                           92,298,551           87,613,904
Common stock in treasury at cost; 50,700 shares as of January 31, 2002                             -             (410,367)
                                                                                       -------------         ------------
          Total stockholders' equity                                                      92,298,551           87,203,537
                                                                                       -------------         ------------
          TOTAL                                                                        $ 274,745,696         $234,060,680
                                                                                       =============         ============

                See Notes to Consolidated Financial Statements.

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                         Three Months Ended April 30,
                                                                 ------------------------------------------
                                                                    2002                           2001
                                                                 -----------                    -----------
Revenues
  Net sales                                                      $78,619,092                    $80,462,674
  Royalty income                                                   6,076,793                      6,065,629
                                                                 -----------                    -----------
       Total revenues                                             84,695,885                     86,528,303

Cost of sales                                                     57,932,099                     60,781,609
                                                                 -----------                    -----------

Gross profit                                                      26,763,786                     25,746,694

Operating expenses
  Selling, general and administrative expenses                    14,510,386                     15,007,493
  Depreciation and amortization                                      659,738                      1,598,338
                                                                 -----------                    -----------
       Total operating expenses                                   15,170,124                     16,605,831
                                                                 -----------                    -----------

Operating income                                                  11,593,662                      9,140,863

Interest expense                                                   3,866,731                      4,091,767
                                                                 -----------                    -----------

Income before minority interest and income tax
   provision                                                       7,726,931                      5,049,096

Minority interest                                                     32,020                              -

Share of income from unconsolidated subsidiary, net                        -                        (32,049)

Income taxes                                                       2,928,711                      1,883,545
                                                                 -----------                    -----------

Net income                                                       $ 4,766,200                    $ 3,197,600
                                                                 ===========                    ===========
Net income per share
   Basic                                                         $      0.75                    $      0.49
                                                                 ===========                    ===========
   Diluted                                                       $      0.75                    $      0.49
                                                                 ===========                    ===========

Weighted average number of shares outstanding
   Basic                                                           6,325,674                      6,576,430
   Diluted                                                         6,391,139                      6,590,839

                See Notes to Consolidated Financial Statements.

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Three Months Ended April 30,
                                                                           ------------------------------------------
                                                                                  2002                     2001
                                                                           -----------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $       4,766,200         $      3,197,600
Adjustments to reconcile net income to net cash
        used in operating activities:
     Depreciation and amortization                                                   502,162                1,473,140
     Amortization of debt issue cost                                                 189,169                  157,337
     Amortization of bond discount                                                    74,589                   41,000
     Minority Interest                                                                32,020                        -
     Other                                                                            12,628                  (33,959)
     Changes in operating assets and liabilities
          (net of effects of acquisitions):
          Accounts receivable, net                                               (17,947,365)              (6,655,503)
          Inventories                                                             10,815,158                3,293,816
          Other current assets and prepaid income taxes                              186,734                  621,937
          Other assets                                                            (1,673,546)                (830,379)
          Accounts payable and accrued expenses                                      213,988                 (836,325)
          Income taxes payable                                                       515,525                1,381,032
          Accrued interest payable                                                (2,555,087)              (2,970,245)
          Other current liabilities and unearned revenues                            320,866                 (528,637)
                                                                           -----------------         ----------------
             Net cash used in operating activities                                (4,546,959)              (1,689,186)
                                                                           -----------------         ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                  (831,473)                (189,337)
Payment on purchase of intangible assets                                             (12,218)                 (41,469)
Payment for acquired business                                                    (25,050,474)                       -
                                                                           -----------------         ----------------
             Net cash used in investing activities:                              (25,894,165)                (230,806)
                                                                           -----------------         ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from senior credit facility                              (21,756,094)               2,185,892
Net proceeds from senior secured notes                                            55,589,250                        -
Purchase of treasury stock                                                                 -                 (149,260)
Proceeds from exercise of stock options                                              316,184                        -
                                                                           -----------------         ----------------
             Net cash provided by financing activities:                           34,149,340                2,036,632
                                                                           -----------------         ----------------

Effect of exchange rate changes on cash and cash equivalents                           9,044                        -
                                                                           -----------------         ----------------

NET INCREASE IN CASH                                                               3,717,260                  116,640

CASH AT BEGINNING OF YEAR                                                          1,303,978                  344,741
                                                                           -----------------         ----------------

CASH AT END OF PERIOD                                                      $       5,021,238         $        461,381
                                                                           =================         ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION:
Cash paid during the period for:
     Interest                                                              $       6,634,281         $      7,062,012
                                                                           =================         ================
     Income taxes                                                          $       2,422,500         $        652,872
                                                                           =================         ================

NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Change in fair value of mark-to-market interest rate swap/option      $       1,188,684         $              -
                                                                           =================         ================

                See Notes to Consolidated Financial Statements.

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1.  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

     The accompanying unaudited consolidated financial statements of Perry Ellis International, Inc. and subsidiaries ("Perry Ellis" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP. These consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2002. Certain amounts in the prior period have been reclassified to conform to the current period's presentation.

     In our opinion, the information presented reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the interim periods. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2.  INVENTORIES

    Inventories are stated at the lower of cost or market on a first-in, first-out basis and consist principally of finished goods.

3.  LETTER OF CREDIT FACILITIES

    Borrowings and availability under letter of credit facilities consist of the following as of:

                                             April 30,            January 31,
                                               2002                  2002
                                         ---------------        --------------


Total letter of credit facilities        $    64,400,000        $   44,362,500
Outstanding letters of credit                (21,322,191)          (11,035,880)
                                         ---------------        --------------
Total available                          $    43,077,809        $   33,326,620
                                         ===============        ==============

4.  ADVERTISING AND RELATED COSTS

    The Company's accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $1.4 million and $2.2 million for the three months ended April 30, 2002 and April 30, 2001, respectively.

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

6.  SEGMENT INFORMATION

    In accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," our principal business segments are grouped into the generation of revenues from sale of products and royalties from licensing activity. These segments are identified and managed by the Company based on the products and services offered by each. The Product segment derives its revenues from the design, importation and distribution of apparel and swimwear to various retail channels, which include regional, national and international mass merchants, chain stores, department stores and other specialty retail stores, principally throughout the United States, Puerto Rico and Canada. The Licensing segment derives its revenues from royalties associated with the licensing of its brand names to third parties, principally Perry Ellis(R), John Henry(R), Manhattan(R) and Munsingwear(R). Trademark costs have been allocated among the segments where the brands are shared. Shared selling, general and administrative expenses are allocated amongst the segments based upon department utilization rates.


                                              THREE MONTHS ENDED APRIL 30,
                                         --------------------------------------


                                              2002                   2001
                                         --------------------------------------

           Revenues:
           Product                       $    78,619,092        $    80,462,674
           Licensing                           6,076,793              6,065,629
                                         ---------------        ---------------
           Total Revenues                $    84,695,885        $    86,528,303
                                         ===============        ===============

           Operating Income
           Product                       $     6,126,099        $     5,886,615
           Licensing                           5,467,563              3,254,248
                                         ---------------        ---------------
           Total Operating Income        $    11,593,662        $     9,140,863
                                         ===============        ===============

7.  ACQUISITION OF JANTZEN

     On March 22, 2002, the Company acquired the Jantzen swimwear business from subsidiaries of VF Corporation for approximately $24.0 million, excluding fees related to the transaction. The acquisition was financed with a portion of the proceeds from a $57.0 million offering of 9 1/2% senior secured notes, which closed simultaneously with the acquisition.

     The Jantzen assets acquired consist primarily of the Jantzen trademarks and tradenames, license agreements, certain equipment, other items of personal property, showroom leases and inventory relating to the 2003 season, which commences on July 1, 2002. As part of this acquisition, the Company also acquired the licenses for the Tommy Hilfiger(R) brand for women's swimwear and the Nike(R) brand for women's and girl's swimwear, men's and boy's racing swimsuits, swim equipment, swimwear accessories and apparel.

     In connection with the Jantzen acquisition, the Company entered into a lease agreement with VF Corporation to occupy Jantzen's Portland, Oregon administrative facility for an initial six-month period. In addition, the Company entered into a lease agreement to occupy a portion of Jantzen's Seneca, South Carolina distribution center facility for a one-year period. The Company was also granted a right of first refusal to purchase the Seneca distribution center facility, which was exercised on May 20, 2002 at a price of $2.5 million. The Company anticipates closing on this purchase in approximately 90 days.

     The Jantzen assets acquired and liabilities assumed have been recorded at their estimated fair values. A final determination of the required purchase accounting adjustments and of the fair value of the assets and liabilities of Jantzen acquired or assumed has not yet been made. The following is a summary of the purchase price and management's estimate of the purchase price allocation.


                                                       (Dollars in Thousands)
     Purchase price determination:
         Net purchase price                                  $   23,978
         Liabilities assumed and expenses incurred in
           connection with the acquisition                        3,030
                                                             ----------

               Gross purchase price                          $   27,008
                                                             ----------

     Purchase price allocation:
         Inventories                                         $    2,191
         Machinery and equipment                                    465
         Trademarks                                              24,352
                                                             ----------

               Gross purchase price                          $   27,008

     Less: liabilities assumed                                   (1,957)
                                                             ----------

               Cash paid for acquisition and
               acquisition cost                              $   25,051
                                                             ----------

8.    PRO FORMA FINANCIAL INFORMATION

    The pro forma financial information presented below, gives effect to the Jantzen acquisition, the offering of the senior secured notes and repayment of the senior credit facility, in each case as if they occurred as of the beginning of the quarters ended April 30, 2002 and 2001. The information presented below is for illustrative purposes only and is not indicative of results, which would have been achieved, or results, which may be achieved in the future.

                               THREE MONTHS ENDED APRIL 30,
                              ------------------------------


                                  2002              2001
                              ------------------------------
                                  (Dollars in Thousands)


    Total Revenues            $    86,725       $     96,984
                              -----------       ------------

    Net Income                $     5,015       $      4,250
                              -----------       ------------

    Net Income per Share
           Basic              $      0.79       $       0.65
                              -----------       ------------
           Diluted            $      0.78       $       0.64
                              -----------       ------------


9.   SHARE REPURCHASE

      On July 11, 2000, the Board of Directors of Perry Ellis approved a share repurchase program in which up to 500,000 shares of common stock may be purchased from time to time during the following 12 months. On July 11, 2001, the Board of Directors extended the current share repurchase program for an additional year, and on September 25, 2001 increased the number of shares authorized for repurchase to 750,000 shares. The shares may be purchased in the open market or in privately negotiated transactions.

      On March 26, 2002, the Company retired 51,500 shares, which totaled all shares held in the treasury.

10.  RECENT ACCOUNTING PRONOUNCEMENT

      In April 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. This consensus is expected to only impact revenue and expense classifications by immaterial amounts and have no effect on reported income.

      Beginning in the first quarter of fiscal 2003, the Company recognized the impact of EITF Issue No. 01-09 on sales incentives in its financial statements and restated previously issued financial statements to reflect the provisions of these guidelines. The net impact from the adoption of these rules did not impact operating income, net income or the financial position of the Company, but resulted in the reclassification of certain selling, general and administrative expenses to net sales.

      In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangibles assets acquired in a business combination. SFAS No. 141 is not expected to have a significant effect on the financial position or results of operations of the Company upon adoption.

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

      In accordance with SFAS No. 142, the Company obtained a valuation of all its trademarks from a third party independent valuation firm. Based on this valuation, no significant impairment was identified. Under SFAS No. 142, goodwill and identifiable intangible assets with an indefinite useful life are no longer subject to amortization. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require the disclosure of prior results adjusted to exclude amortization expense related to goodwill and intangible assets, which are no longer being amortized. Basic and diluted earnings per share for the first three months of fiscal 2002, adjusted to exclude amounts no longer being amortized under the provisions of SFAS No. 142, were $0.58 and $0.59, respectively.

                                                          THREE MONTHS ENDED APRIL 30,
                                                  -------------------------------------------

                                                         2002                      2001
                                                  -------------------------------------------
Net Income:
    Reported net Income                           $       4,766,200           $     3,197,600
    Intangible amortization                                                           649,536
                                                  -------------------------------------------
    Adjusted net income                           $       4,766,200           $     3,847,136
                                                  -------------------------------------------

Basic Earnings Per Share
    Reported basic earnings per share             $            0.75           $          0.49
    Intangible amortization                                                              0.10
                                                  -------------------------------------------
    Adjusted basic earnings per share             $            0.75           $          0.59
                                                  -------------------------------------------

Diluted Earnings Per Share
    Reported diluted earnings per share           $            0.75           $          0.48
    Intangible amortization                                                              0.10
                                                  -------------------------------------------
    Adjusted diluted earnings per share           $            0.75           $          0.58
                                                  -------------------------------------------

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

11.    DERIVATIVES FINANCIAL INSTRUMENTS

       The Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, effective February 1, 2001. SFAS 133 requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS 133 did not have a material effect on the Company financial statements

       The Company has entered into derivative financial instruments in order to manage the overall borrowing costs associated with its senior subordinated notes. At April 30, 2002, the Company has an interest rate swap agreement with a notional amount of $40.0 million dollars maturing on April 1, 2006. The swap is a fair value hedge as it has been designated against the senior subordinated notes carrying a fixed rate of interest and converts such notes to variable rate debt. The hedge qualifies for short-cut accounting and accordingly, the interest rate swap contracts are reflected at fair value in the Company's consolidated balance sheet and the related portion of fixed-rate debt being hedged adjusted for an offsetting amount with no effect on the statement of income.

       At April 30, 2002, the Company had an interest rate cap maturing on April 1, 2006 and a basis swap maturing on April 3, 2003, both with a notional amount of $40.0 million dollars. The interest rate cap effectively hedges against increases in the variable rate of interest paid on the interest rate swap and the basis swap decreased the spread on the interest rate swap for 18 months. Neither of these derivatives qualified for hedge accounting and accordingly, are reflected at fair value in the Company's consolidated balance sheet with the offset being recognized in income for the current period. Interest expense for the three months ended April 30, 2002 has been increased by approximately $0.3 million as a result of the recognition of these derivatives.

       In conjunction with the March 2002 offering of $57.0 million of 9 1/2% senior secured notes due March 15, 2009, the Company entered into interest rate swap and option agreements (the "March Swap Agreement") for an aggregate notional amount of $57.0 million in order to minimize the debt servicing costs associated with the notes. The March Swap Agreement is scheduled to terminate on March 15, 2009. Under the March Swap Agreement, the Company is entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 9 1/2% and are obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the three-month LIBOR rate plus 369 basis points for the period from March 22, 2002 through March 15, 2009. The March Swap Agreement has optional call provisions with trigger dates of March 15, 2005, March 15, 2006 and March 15, 2007, which contain premium requirements in the event the call is exercised.

       The March Swap Agreement is a fair value hedge as it has been designated against the senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The hedge qualifies for short-cut accounting and accordingly, the interest rate swap contracts are reflected at fair value in the company's consolidated balance sheet and the related portion of fixed-rate debt being hedged adjusted for an offsetting amount with no effect on the statement of income.

12.   CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

     The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of April 30, 2002 and January 31, 2002, and for the three months ended April 30, 2002 and 2001. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior secured notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             AS OF APRIL 30, 2002

                                                                                             Non-
                                                           Parent Only       Guarantors   Guarantors    Eliminations   Consolidated
                                                         --------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                              $      3,821,412    $    13,035  $1,186,791                   $  5,021,238
  Accounts receivable, net                                     67,166,558        820,706     456,537       (126,191)     68,317,610
  Intercompany Receivable - Guarantors                          2,004,517                                (2,004,517)              -
  Intercompany Receivable - Non Guarantors                        594,291                                  (594,291)
  Inventories                                                  34,309,934      2,375,251      99,846                     36,785,031
  Deferred income taxes                                         2,384,316                                                 2,384,316
  Other current assets                                          1,580,945         98,680       7,429                      1,687,054
                                                         ----------------    -----------  ----------    -----------    ------------
    Total current assets                                      111,861,973      3,307,672   1,750,603     (2,724,999)    114,195,249

Property and equipment, net                                    11,057,982        629,700      32,624                     11,720,306

Intangible assets, net                                        117,949,912     24,341,697                                142,291,609

Investment in subsidiaries                                       (147,955)                                  147,955               -
Other                                                           5,940,447        598,085                                  6,538,532
                                                         ----------------    -----------  ----------    -----------    ------------

    TOTAL                                                $    246,662,359    $28,877,154  $1,783,227    $(2,577,044)   $274,745,696
                                                         ================    ===========  ==========    ===========    ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:

  Accounts payable                                       $      5,271,590    $   151,641  $  136,785    $  (126,191)   $  5,433,825
  Accrued expenses                                              3,239,113      2,527,013     197,225                      5,963,351
  Intercompany Payable - Parent                                                2,004,517     594,291     (2,598,808)              -
  Income taxes payable                                          2,260,833       (394,369)     30,612                      1,897,076
  Accrued interest payable                                      1,064,688        189,222                                  1,253,910
  Unearned Revenues                                             1,911,320                                                 1,911,320
  Other current liabilities                                     2,533,641          4,664     120,753                      2,659,058
                                                         ----------------    -----------  ----------    -----------    ------------
    Total current liabilities                                  16,281,185      4,482,688   1,079,666     (2,724,999)     19,118,540

Senior subordinated notes payable, net                         99,161,293                                                99,161,293
Deferred income tax                                             6,749,832                                                 6,749,832
Senior secured notes payable, net                              32,179,377     24,583,368                                 56,762,745
                                                         ----------------    -----------  ----------    -----------    ------------
    Total long-term liabilities                               138,090,502     24,583,368           -              -     162,673,870
                                                         ----------------    -----------  ----------    -----------    ------------

    Total liabilities                                         154,371,687     29,066,056   1,079,666     (2,724,999)    181,792,410
                                                         ----------------    -----------  ----------    -----------    ------------
     Minority Interest                                                                       654,735                        654,735
                                                         ----------------    -----------  ----------    -----------    ------------

Stockholders' Equity:
Preferred stock $.01 par value; 1,000,000 shares
   authorized; no shares issued or outstanding                                                                                    -
Class A Common Stock $.01 par value; 30,000,000
   shares authorized; no shares issued or outstanding                                                                             -
Common stock $.01 par value; 30,000,000 shares
   authorized; 6,322,974 shares issued and
   outstanding as of April 30, 2002.                               63,229            100     556,954       (557,054)         63,229
   Additional paid-in-capital                                  26,192,003                                                26,192,003
Retained earnings                                              66,152,444       (189,002)   (516,007)       705,009      66,152,444
Accumulated other comprehensive income                           (117,004)                     7,879                       (109,125)
                                                         ----------------    -----------  ----------    -----------    ------------
    Total                                                      92,290,672       (188,902)     48,826        147,955      92,298,551
Common stock in treasury at cost
                                                         ----------------    -----------  ----------    -----------    ------------
    Total stockholders' equity                                 92,290,672       (188,902)     48,826        147,955      92,298,551
                                                         ----------------    -----------  ----------    -----------    ------------

    TOTAL                                                $    246,662,359    $28,877,154  $1,783,227    $(2,577,044)   $274,745,696
                                                         ================    ===========  ==========    ===========    ============

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            AS OF JANUARY 31, 2002

                                                                                             Non-
                                                             Parent Only    Guarantors    Guarantors   Eliminations    Consolidated
                                                           --------------- ------------  ------------ --------------  --------------
ASSETS

Current Assets:

    Cash and cash equivalents                               $     115,441    $   9,557   $ 1,178,980                  $   1,303,978
    Accounts receivable, net                                   49,636,377       21,064       712,804                     50,370,245
    Intercompany Receivable - Guarantors                          915,506                                  (915,506)              -
    Intercompany Receivable - Non Guarantors                      698,854                                  (698,854)
    Inventories                                                45,110,440      206,686        91,921                     45,409,047
    Deferred income taxes                                       2,384,316                                                 2,384,316
    Prepaid income taxes                                                                                                          -
    Other current assets                                        1,729,653      156,510                                    1,886,163
                                                            -------------    ---------   -----------   ------------   -------------
           Total current assets                               100,590,587      393,817     1,983,705     (1,614,360)    101,353,749

Property and equipment, net                                    10,862,844                     34,490                     10,897,334

Intangible assets, net                                        117,938,894            -                                  117,938,894

Investment in subsidiaries                                        128,354                                  (128,354)

Other                                                           3,866,993        3,710                                    3,870,703
                                                            -------------    ---------   -----------   ------------   -------------

           TOTAL                                            $ 233,387,672    $ 397,527   $ 2,018,195   $ (1,742,714)  $ 234,060,680
                                                            =============    =========   ===========   ============   =============

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:

    Accounts payable                                        $   5,760,265    $  34,504   $   171,599                  $   5,966,368
    Accrued expenses                                            3,202,176       27,426        30,000                      3,259,602
    Intercompany Payable - Parent                                              915,506       698,854     (1,614,360)              -
    Income taxes payable                                        1,617,168     (395,722)      160,105                      1,381,551
    Accrued interest payable                                    3,808,997                                                 3,808,997
    Current portion - senior credit agreement                  21,819,334                    (63,240)                    21,756,094
    Unearned Revenues                                           1,838,929                                                 1,838,929
    Other current liabilities                                   2,315,918        3,704        90,961                      2,410,583
                                                            -------------    ---------   -----------   ------------   -------------
           Total current liabilities                           40,362,787      585,418     1,088,279     (1,614,360)     40,422,124

Senior subordinated notes payable, net                         99,071,515                                                99,071,515
Deferred income tax                                             6,749,832                                                 6,749,832
Long term debt - senior credit agreement                                                                                          -
                                                                                                                                  -
                                                            -------------    ---------   -----------   ------------   -------------
           Total long-term liabilities                        105,821,347            -             -              -     105,821,347
                                                            -------------    ---------   -----------   ------------   -------------


           Total liabilities                                  146,184,134      585,418     1,088,279     (1,614,360)    146,243,471
                                                            -------------    ---------   -----------   ------------   -------------

Commitments and Contingencies (Note 20)

Minority Interest                                                                            613,671                        613,671
                                                            -------------    ---------   -----------   ------------   -------------

Stockholders' Equity:
Preferred stock $.01 par value; 1,000,000 shares
     authorized; no shares issued or outstanding                                                                                  -
Class A Common Stock $.01 par value; 30,000,000
     shares authorized; no shares issued or outstanding                                                                           -
Common stock $.01 par value; 30,000,000 shares
     authorized; 6,337,440 shares issued and 6,286,740
     shares outstanding as of January 31, 2002                     63,374          100       556,954       (557,054)         63,374
Additional paid-in-capital                                     26,286,040                                                26,286,040
Retained earnings                                              61,386,244     (187,991)     (240,709)       428,700      61,386,244
Accumulated other comprehensive income                           (121,753)                                                 (121,753)
                                                            -------------    ---------   -----------   ------------   -------------
           Total                                               87,613,905     (187,891)      316,245       (128,354)     87,613,905
Common stock in treasury at cost; 50,700 shares as
     of January 31, 2002                                         (410,367)                                                 (410,367)
                                                            -------------    ---------   -----------   ------------   -------------
           Total stockholders' equity                          87,203,538     (187,891)      316,245       (128,354)     87,203,538
                                                            -------------    ---------   -----------   ------------   -------------

           TOTAL                                            $ 233,387,672    $ 397,527   $ 2,018,195   $ (1,742,714)  $ 234,060,680
                                                            =============    =========   ===========   ============   =============

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   FOR THE THREE MONTHS ENDED APRIL 30, 2002

                                                                                          Non-
                                                       Parent Only     Guarantors      Guarantors     Eliminations     Consolidated
                                                      -------------   ------------    ------------   --------------  ---------------
Revenues
  Net Sales                                           $  76,358,233   $  1,613,179    $   647,680                    $   78,619,092
  Royalty Income                                          6,076,793              -              -                         6,076,793
                                                      -------------    -----------    -----------    -------------   --------------
       Total Revenues                                    82,435,026      1,613,179        647,680                        84,695,885

Cost of Sales                                            56,376,420        989,908        565,771                        57,932,099
                                                      -------------    -----------    -----------    -------------   --------------

Gross Profit                                             26,058,606        623,271         81,909                        26,763,786

Operating Expenses
  Selling, General and Administrative Expenses           13,662,591        383,705        464,090                        14,510,386
  Depreciation and Amortization                             623,286         34,586          1,866                           659,738
                                                      -------------    -----------    -----------    -------------   --------------
       Total Operating Expenses                          14,285,877        418,291        465,956                        15,170,124
                                                      -------------    -----------    -----------    -------------   --------------

Operating Income                                         11,772,729        204,980       (384,047)                       11,593,662

Interest Expense                                          3,664,946        200,943            842                         3,866,731
                                                      -------------    -----------    -----------    -------------   --------------

Income Before Minority Interest and Income Tax
  Provision                                               8,107,783          4,037       (384,889)                        7,726,931

Minority Interest                                                 -              -         32,020                            32,020

Equity in earnings of subsidiaries, net                     276,310                                       (276,310)               -

Income Taxes                                              3,065,273          5,048       (141,610)                        2,928,711
                                                      -------------    -----------    -----------    -------------   --------------

Net  Income                                           $   4,766,200    $    (1,011)   $  (275,299)   $     276,310   $    4,766,200
                                                      =============    ===========    ===========    =============   ==============

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   FOR THE THREE MONTHS ENDED APRIL 30, 2001

                                                                                          Non-
                                                       Parent Only     Guarantors      Guarantors     Eliminations     Consolidated
                                                      -------------   ------------    ------------   --------------   --------------
Revenues
  Net Sales                                           $  74,415,254   $   (52,569)    $  6,099,989                    $  80,462,674
  Royalty Income                                          6,065,629             -                -                        6,065,629
                                                      -------------   -----------     ------------     -----------    -------------
       Total Revenues                                    80,480,883       (52,569)       6,099,989                       86,528,303

Cost of Sales                                            56,720,976         2,717        4,057,916                       60,781,609
                                                      -------------   -----------     ------------     -----------    -------------
Gross Profit                                             23,759,907       (55,286)       2,042,073                       25,746,694

Operating Expenses
  Selling, General and Administrative Expenses           12,997,944        80,480        1,929,069                       15,007,493
  Depreciation and Amortization                           1,597,588           750                                         1,598,338
                                                      -------------   -----------     ------------     -----------    -------------
       Total Operating Expenses                          14,595,532        81,230        1,929,069                       16,605,831
                                                      -------------   -----------     ------------     -----------    -------------

Operating Income                                          9,164,375      (136,516)         113,004                        9,140,863

Interest Expense                                          4,081,449         4,065            6,253                        4,091,767
                                                      -------------   -----------     ------------     -----------    -------------

Income Before Minority Interest and Income Tax
  Provision                                               5,082,926      (140,581)         106,751                        5,049,096

Minority Interest                                                 -

Equity in earnings of subsidiaries, net                      16,610                        (32,049)        (16,610)         (32,049)

Income Taxes                                              1,901,936       (58,423)          40,032                        1,883,545
                                                      -------------   -----------     ------------     -----------    -------------

Net Income                                            $   3,197,600   $   (82,158)    $     98,768     $   (16,610)   $   3,197,600
                                                      =============   ===========     ============     ===========    =============

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED APRIL 30, 2002

                                                                                          Non-
                                                       Parent Only     Guarantors      Guarantors     Eliminations     Consolidated
                                                      -------------   ------------    ------------   --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  4,766,200    $    (1,011)    $  (275,299)   $     276,310   $    4,766,200
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                         495,064          5,232           1,866                           502,162
     Amortization of debt issue cost                       172,191         16,978                                           189,169
     Amortization of bond discount                          57,611         16,978                                            74,589
     Minority Interest                                           -              -          32,020                            32,020
     Equity in earnings of subsidiaries, net               276,310                                        (276,310)               -
     Other                                                   4,749              -           7,879                            12,628
     Changes in operating assets and liabilities
          (net of effects of acquisitions):
          Accounts receivable, net                     (18,514,629)       289,369         151,704          126,191      (17,947,365)
          Inventories                                   10,800,506         22,577          (7,925)                       10,815,158
          Other current assets and prepaid income
            taxes                                          136,333         57,830          (7,429)                          186,734
          Other assets                                  (1,056,961)      (616,585)              -                        (1,673,546)
          Accounts payable and accrued expenses           (451,739)       659,506         132,412         (126,191)         213,988
          Income taxes payable                             643,665          1,353        (129,493)                          515,525
          Accrued interest payable                      (2,744,309)       189,222               -                        (2,555,087)
          Other current liabilities and unearned
            revenues                                       290,114            960          29,792                           320,866
                                                      ------------   ------------     -----------    -------------   --------------
             Net cash provided by (used in)
               operating activities                     (5,124,895)       642,409         (64,473)               -       (4,546,959)
                                                      ------------   ------------     -----------    -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                        (666,773)      (164,700)              -                          (831,473)
Payment on purchase of intangible assets                   (22,071)         9,853               -                           (12,218)
Payment for acquired businesses, net of cash
  acquired                                                       -    (25,050,474)                                      (25,050,474)
                                                      ------------   ------------     -----------    -------------   --------------
              Net cash used in investing
                activities:                               (688,844)   (25,205,321)              -                -      (25,894,165)
                                                      ------------   ------------     -----------    -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from senior credit
  facility                                             (21,819,334)             -          63,240                       (21,756,094)
Net proceeds from senior secured notes                  31,022,860     24,566,390                                        55,589,250
Proceeds from exercise of stock options                    316,184              -                                           316,184
                                                      ------------   ------------     -----------    -------------   --------------
            Net cash provided by
              financing  activities:                     9,519,710     24,566,390          63,240                -       34,149,340
                                                      ------------   ------------     -----------    -------------   --------------

Effect of exchange rate changes on cash
  and cash equivalents                                                                      9,044                             9,044
                                                      ------------   ------------     -----------    -------------   --------------

NET INCREASE IN CASH                                     3,705,971          3,478           7,811                         3,717,260

CASH AT BEGINNING OF YEAR                                  115,441          9,557       1,178,980                         1,303,978
                                                      ------------   ------------     -----------    -------------   --------------

CASH AT END OF YEAR                                   $  3,821,412   $     13,035     $ 1,186,791    $           -     $  5,021,238
                                                      ============   ============     ===========    =============     ============

               PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED APRIL 30, 2001

                                                                                         Non-
                                                      Parent Only     Guarantors      Guarantors     Eliminations     Consolidated
                                                     -------------   ------------    ------------   --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  3,197,600   $   (82,158)    $     98,768         (16,610)  $   3,197,600
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                       1,472,390           750                                        1,473,140
     Provision for bad debts
     Provision for deferred taxes
     Amortization of debt issue cost                       157,337                                                        157,337
     Amortization of bond discount                          41,000                                                         41,000
     Minority Interest                                           -                                                              -
     Equity in earnings of subsidiaries, net               (16,610)                                        16,610               -
     Other                                                 (33,959)                                                       (33,959)
     Changes in operating assets and liabilities
          (net of effects of acquisitions):
          Accounts receivable, net                      (5,145,321)     (284,610)      (1,225,572)                     (6,655,503)
          Inventories                                    3,448,856        65,204         (220,244)                      3,293,816
          Other current assets and prepaid income
            taxes                                           91,144       530,793                                          621,937
          Other assets                                    (804,587)        6,300          (32,092)                       (830,379)
          Accounts payable and accrued expenses         (2,261,483)       38,064        1,387,094                        (836,325)
          Income taxes payable                           1,612,442      (499,398)         267,988                       1,381,032
          Accrued interest payable                      (2,970,245)            -                                       (2,970,245)
          Other current liabilities and unearned
            revenues                                      (528,637)            -                                         (528,637)
                                                      ------------   -----------     ------------   -------------   -------------
             Net cash provided by (used in)
               operating activities                     (1,740,073)     (225,055)         275,942               -      (1,689,186)
                                                      ------------   -----------     ------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                        (189,337)                                                      (189,337)
Payment on purchase of intangible assets                   (41,469)                                                       (41,469)
Proceeds from sale of trademark                                                                                                 -
Payment for acquired businesses, net of cash acquired            -                                                              -
                                                      ------------   -----------     ------------   -------------   -------------
              Net cash used in investing activities:      (230,806)            -                -                        (230,806)
                                                      ------------   -----------     ------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) in borrowings under
  term loan                                                                                                                     -
Net (payments) proceeds from senior credit facility      2,185,892                                                      2,185,892
Net proceeds from senior subordinated notes                      -                                                              -
Debt issuance costs                                              -                                                              -
Tax benefit for exercise of non-qualified stock
  options                                                                                                                       -
Purchase of treasury stock                                (149,260)                                                      (149,260)
Proceeds from exercise of stock options                          -                                                              -
                                                      ------------   -----------     ------------   -------------   -------------
            Net cash provided by financing
              activities:                                2,036,632             -                -                       2,036,632
                                                      ------------   -----------     ------------   -------------   -------------

NET (DECREASE) INCREASE IN CASH                             65,753      (225,055)         275,942               -         116,640

CASH AT BEGINNING OF YEAR                                   65,843       278,898                -                         344,741
                                                      ------------   -----------     ------------   -------------   -------------

CASH AT END OF YEAR                                   $    131,596   $    53,843     $    275,942   $           -   $     461,381
                                                      ============   ===========     ============   =============   =============

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward - Looking Statements

         We caution readers that this report includes "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as "anticipate," "estimate," "expect," "project," "believe," "intend," "envision," and similar words or phrases. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

         Some of the factors that would affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth in various places in this report. These factors include:

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

         . possible disruption in commercial activities due to terrorist activity and armed conflict; and

         . other factors set forth in this report and in our filings with the Securities and Exchange Commission.

Critical Accounting Policies

         Financial Reporting Release No. 60 requires all registrants to outline critical accounting policies or methods used in the preparation of its financial statements. Included in the footnotes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended January 31, 2002 is a summary of all significant accounting policies used in the preparation of the Company's consolidated financial statements. The Company follows the accounting methods and practices as required by the United States Generally Accepted Accounting Principles ("U.S. GAAP"). In particular, the Company uses judgment in areas such as determining the allowance for recoverability of customer accounts receivable, provision for customer sales returns and allowances, inventory valuations, and provisions for assets impairments on long-lived assets.

Results of Operations

     The following is a discussion of the results of operations for the first quarter of the fiscal year ending January 31, 2003 ("fiscal 2003") compared with the first quarter of the fiscal year ended January 31, 2002 ("fiscal 2002"), and a discussion of the changes in financial condition during the three months of fiscal 2003.

     Items Affecting Comparability of the First Quarter Fiscal 2003 with First Quarter Fiscal 2002

     Adoption of New Accounting Standards. As is more completely disclosed in
Note 11 to the Consolidated Financial Statements, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," as of February 1, 2002. Under the provisions of SFAS No. 142, goodwill is no longer amortized after the date of adoption. Intangible assets as of the date of adoption are evaluated to determine if they have finite or indefinite useful lives. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite useful lives are not amortized. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require the disclosure of prior years results adjusted to exclude amortization expense related to goodwill and intangible assets which are no longer being amortized. Basic and diluted earnings per share for the first quarter of fiscal 2002, adjusted to exclude amounts no longer being amortized under the provisions of SFAS No. 142, were $0.58 and $0.59, respectively.

     Adoption of Accounting Standard for the Recording and Reporting of Sales Incentives. As is more completely disclosed in Note 11 to the Consolidated Financial Statements, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products," as of February 1, 2002. The provisions of EITF No. 01-09, relates to the measurement, recognition and presentation of certain sales incentives offered to the company's customers. These new accounting rules apply to certain sales incentives such as discounts, coupons, rebates and certain payments made to retailers for shelf space or reimbursement of advertising costs. These accounting rules generally require these incentives to be reflected as a reduction in revenue on the income statement rather than selling, general and administrative expense. Upon adoption of these rules at the beginning of fiscal 2003, all prior financial statement results have been restated to reflect the impact of the change. Previously reported net sales for the first quarter of fiscal 2002 were reduced by $403,000 to conform to the new accounting standard. The adoption of this new accounting standard had no impact on the Company's income before minority interest and income taxes, net income or financial position.

  Consolidated Results - First Quarter of Fiscal 2003 Compared with First Quarter of Fiscal 2002

     Total revenues. Total revenues consist of net sales and royalty income. Total revenues for the three months ended April 30, 2002 were $84.7 million, a decrease of 2.1% from $86.5 million for the fiscal 2002 quarter. The decrease was due mainly to a reduction in net sales as discussed below. Royalty income for the fiscal quarter 2003 was unchanged from the fiscal 2002 quarter.

     Net sales. Net sales decreased $1.9 million or 2.4% to $78.6 million for the fiscal 2003 quarter from $80.5 million in the fiscal 2002 quarter. Fiscal 2002 quarter net sales included $6.1 million from sales of Perry Ellis America shoes by the Company's European subsidiary. In periods both prior and subsequent to such quarter this product was sold by a third party licensee and accordingly, the Company only recognized royalty income from those sales during those periods. The decrease in net sales in Europe in the fiscal 2003 quarter was offset in part by an increase in net sales in the United States and Canada.

     Royalty income. Royalty income was unchanged at $6.1 million for the three months ended April 30, 2002 and 2001.

     Cost of sales. Cost of sales for the fiscal 2003 quarter of $57.9 million was $2.9 million, or 4.8% lower than $60.8 million in the fiscal 2002 quarter due mainly to the decrease in net sales as described above. As a percentage of net sales, cost of sales decreased to 73.7% in the fiscal 2003 quarter from 75.5% for three months period ended April 30, 2002, due primarily to a change in our sales mix from private to branded label products.

     Gross Profit. For the three months ended April 30, 2002, gross profit increased 4.3% to $26.8 million compared to $25.7 million for the fiscal 2002 quarter. For the fiscal 2003 quarter, private label gross profit increased slightly by 0.6%, while branded product gross profit increased by 4.6% from the fiscal 2002 quarter.

     Selling, general and administrative expenses. Selling, general and administrative expenses, excluding depreciation and amortization, decreased $0.5 million or 3.3%, to $14.5 million in the fiscal 2003 quarter from $15.0 million in the fiscal 2002 quarter. As a percentage of total revenue, selling, general and administrative expenses were 17.1% in the fiscal 2003 quarter compared to 17.3% in the fiscal 2002 quarter. The decrease in selling, general and administrative costs for the fiscal 2003 quarter is primarily attributable to the elimination of expenses of our European subsidiary of $1.2 million, offset by expenses incurred by initial Jantzen operations of $0.3 million, and expenses of the Company's Canadian-joint venture of $0.2 million.

     Depreciation and amortization. Depreciation and amortization decreased
$0.9 million for the three months ended April 30, 2002 to $0.7 million from $1.6 million in the fiscal 2002 quarter. The decrease is due primarily to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," as of February 1, 2002. Under the provisions of SFAS No. 142, goodwill is no longer amortized after the date of adoption. Intangible assets as of the date of adoption are evaluated to determine if they have finite or indefinite useful lives. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite useful lives are not amortized.

     Interest expense. Interest expense decreased $0.2 million or 4.9% for the three months ended April 30, 2002 to $3.9 million from $4.1 million in the fiscal 2002 quarter. The decrease is mainly due to the reduction in borrowings, favorable interest rates and the interest rate swap agreements on the Company's 12 1/4% senior subordinated notes and the 9 1/2% senior secured notes.

     Income taxes. For the three months ended April 30, 2002, the effective tax rate was 37.7% compared to 37.3% for the fiscal 2002 quarter.

     Net income. Net income for the three months ended April 30, 2002 increased $1.6 million to $4.8 million from $3.2 million for the fiscal 2002 quarter. As a percentage of total revenues, net income was 5.7% for the three months ended April 30, 2002, compared to 3.7% in the fiscal 2002 quarter.

Liquidity and Capital Resources

     The Company relies primarily upon cash flow from operations and borrowings under its senior credit facility to finance operations and expansion. Cash used in operating activities was $2.6 million in the three months ended April 30, 2002, compared to cash used in operating activities of $1.7 million in the fiscal 2002 quarter. The decrease of $.9 million in the level of cash provided by operating activities is primarily attributable to earnings and to an increase in accounts receivable offset by a decrease in inventory.

     Net cash used in investing activities was $27.9 million for the three months ended April 30, 2002, which primarily reflects the $27.0 million purchase price of Jantzen (including fees related to the transaction) and purchases of computer equipment and related software enhancement cost of $0.8 million.

     Net cash provided by financing activities for the three months ended April 30, 2002 totaled $34.1 million, which was primarily the result of net proceeds of the offering of the 9 1/2% senior secured notes offering of $ 55.6 million, net repayments of borrowings under the Company's senior credit facility of $21.8 million and proceeds from the exercise of employee stock options of $0.3 million.

     Senior Credit Facility

     In March 2002, the Company amended its senior credit facility with a group of banks. As amended, the senior credit facility now provides the Company with a revolving credit line up to an aggregate amount of $60.0 million. This amendment was done concurrently with the private offering of $57.0 million of 9 1/2% senior secured notes. The indebtedness under the senior credit facility ranks pari passu with the senior secured notes. The following is a description of the terms of the senior credit facility, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all of the provisions of the senior credit facility. As of April 30, 2002, the Company had no short-term borrowings under the senior credit facility and had net cash of approximately $5.0 million as compared to $40.1 million of borrowings outstanding as of April 30, 2001.

     Certain Covenants. The senior credit facility contains certain covenants, which require us to maintain certain financial ratios, a minimum net worth and which restrict the payment of dividends. The Company is currently in compliance with all its covenants.

     The senior credit facility expires on October 1, 2002 and as such the Company has classified its credit facility as current in the consolidated balance sheet as of April 30, 2002. The Company is currently in active discussions to renew or replace its existing senior credit facility. Management believes this discussion will be successfully completed prior to the October 1, 2002 expiration date.

     Borrowings Base. Borrowings under the senior credit facility are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to the sum of a) 80.0% of eligible receivables plus b) 90.0% of our eligible factored accounts receivables plus c) 60.0% of eligible inventory minus d) the full amount of all outstanding letters of credit issued pursuant to the senior credit facility which are not fully secured by cash collateral.

     The maximum amount of borrowing under the senior credit facility attributable to eligible inventory is $30.0 million.

     The borrowing base has been further reduced by a $9.0 million reserve, which must be maintained until the expiration date of our synthetic lease in June 2002, as described below.

     Interest. Interest on the principal balance under the senior credit facility accrues, at the Company's option, at either a) the Company's bank prime lending rate with adjustments depending upon the Company's ratio of indebtedness to EBITDA at the time of borrowing or b) 2.75% above the rate quoted by the Company's bank as the average London Inter-bank Offered Rate ("LIBOR") for 1, 2, 3 and 6-month Eurodollar deposits with adjustments depending upon the Company's ratio of indebtedness to EBIDTA at the time of borrowing.

     Security. As security for the indebtedness under the senior credit facility, the Company granted the lenders a first priority security interest in substantially all of the Company's existing and future assets, including, without limitation, accounts receivable, inventory deposit accounts, general intangibles and equipment. Lenders under the senior credit facility have a second priority security interest in the Company's trademarks.

     Letters of Credit

     As of April 30, 2002, the Company maintained four US dollar letter of credit facilities totaling $62.0 million and one letter of credit facility totaling $3.75 million Canadian dollars utilized by the Company's consolidated Joint Venture in Canada. Each letter of credit is secured by the consignment of merchandise in transit under that letter of credit. As of April 30, 2002, there was $43.1 million available under existing letter of credit facilities.

     Senior Secured Notes

     On March 22, 2002, the Company completed a private offering of $57.0 million 9 1/2% senior secured notes due 2009. The proceeds of the private offering were used to fund the Jantzen acquisition, to reduce the amount of outstanding debt under the senior credit facility and as additional working capital.

     The senior secured notes are secured by a first priority security interest granted in our existing portfolio of trademarks and licenses, including the trademarks and licenses acquired in the Jantzen acquisition; all license agreements with respect to these trademarks; and all income, royalties and other payments with respect to such licenses. The senior secured notes are senior secured obligations of Perry Ellis and rank pari passu in right of payment with all of our existing and future senior indebtedness. The senior secured notes are effectively senior to all unsecured indebtedness of Perry Ellis to the extent of the value of the assets securing the notes.

     Synthetic Lease

     The Company occupies its main administrative office, warehouse and distribution facility under a synthetic operating lease for a 240,000 square foot facility in Miami. The lease, as amended, expires on June 30, 2002, and requires a minimum contingent rental payment at the termination of the lease of $14.5 million. The minimum contingent rental payment is not required if, at the Company's option, the lease is renewed after the initial five-year term.

     The synthetic lease was entered into with a group of financial institutions to finance the acquisition and construction of our corporate headquarters. The financial institutions assumed the Company's obligation to purchase the facility and, in turn, leased the facility to the Company. The obligations under the synthetic lease are secured by a security interest in substantially all our existing and future assets, whether tangible or intangible, including, without limitation, accounts receivable, inventory deposit accounts, general
intangibles, intellectual property and equipment.   The Company is in the
process of arranging new financing to replace the synthetic lease through a mortgage lender. The Company has received a satisfactory commitment from such lender, subject to additional due diligence, has scheduled a closing date on or about June 30, 2002.

     In addition to customary covenants found in secured lending agreements, the synthetic lease also contains various restrictive financial and other covenants including, without limitation, (a) prohibitions on the incurrence of additional indebtedness or guarantees, (b) restrictions on the creation of additional liens, (c) certain limitations on dividends and distributions or capital expenditures by Perry Ellis, (d) restrictions on mergers or consolidations, sales of assets, investments and transactions with affiliates and (e) certain financial maintenance tests. Such financial maintenance tests, include, among others, (i) a maximum funded indebtedness to EBITDA ratio, (ii) a minimum current ratio, (iii) a minimum net worth and (iv) a minimum fixed charge coverage ratio. As of April 30, 2002, the Company is in compliance with all the covenants.

Contractual Obligations and Commercial Commitments

     The following tables illustrate our contractual obligations and commercial commitments as of April 30, 2002 and include the effects of the transactions and amendments discussed above that occurred during the first quarter ended April 30, 2002 and subsequent to January 31, 2002.

---------------------------------------------------------------------------------------------------------------
                                                         Payments Due by Period
                              ---------------------------------------------------------------------------------

       Contractual                                Less than         1 - 3           4 - 5            After 5
       Obligations                 Total           1 year           years           years             years
---------------------------------------------------------------------------------------------------------------
Senior Secured Notes           $100,000,000                -               -     $100,000,000                -
===============================================================================================================

Senior Subordinated Notes      $ 57,000,000                -               -                -      $57,000,000
===============================================================================================================

Senior Credit Facility         $         -0-     $                         -                -                -
===============================================================================================================
Operating Leases               $ 24,707,426      $16,287,740      $5,308,848     $  1,505,766      $ 1,605,072
===============================================================================================================
Total Contractual Cash
Obligations                    $181,707,426      $16,287,740      $5,308,848     $101,505,766      $58,605,072
===============================================================================================================


-----------------------------------------------------------------------------------------------------
                                                         Amount of Commitment Expiration Per Period
                                               ------------------------------------------------------
       Other                      Total
     Commercial                  Amounts        Less than          1 - 3          4 - 5      After 5
    Commitments                 Committed        1 year            years          years       years
-----------------------------------------------------------------------------------------------------
Letter of Credit               $21,322,191     $21,322,191           -                   -      -
=====================================================================================================
Stand by Letters of
Credit                         $ 8,250,000     $ 5,500,000           -         $2 ,750,000      -
=====================================================================================================
Total Commercial
Commitments                    $29,572,191     $26,822,191           -         $ 2,750,000      -
=====================================================================================================

     Management believes that the combination of borrowing availability under the amended senior credit facility, letter of credit facilities, and funds anticipated to be generated from operating activities, will be sufficient to meet our operating and capital needs in the foreseeable future.

Effects of Inflation and Foreign Currency Fluctuations

     The Company does not believe that inflation or foreign currency fluctuations significantly affected its results of operations for the three months ended April 30, 2002.

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

     The fair value of the August 2001 swap and the option component of the Swap Agreement recorded on the Company's Consolidated Balance Sheet was $0.1 million and $0.1 million, respectively, as of April 30, 2002. The interest rate cap and basis swap component of the Swap Agreement did not qualify for hedge accounting treatment under the SFAS No. 133, resulting in $0.3 million increase in interest expense on the Statement of Operations for the first quarter ended April 30, 2002.

     In conjunction with the March 2002 offering of $57.0 million of 9 1/2% senior secured notes due March 15, 2009, the Company entered into interest rate swap and option agreements (the "March Swap Agreement") for an aggregate notional amount of $57.0 million in order to minimize the debt servicing costs associated with the notes. The March Swap Agreement is scheduled to terminate on March 15, 2009. Under the March Swap Agreement, the Company is entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 9 1/2% are obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the three-month LIBOR rate plus 369 basis points for the period from March 22, 2002 through March 15, 2009. The March Swap Agreement has optional call provisions with trigger dates of March 15, 2005, March 15, 2006 and March 15, 2007, which contain premium requirements in the event the call is exercised.

     The fair value of the March 2002 swap and the option component of the March Swap Agreement recorded on the Company's Consolidated Balance Sheet was $1.7 million and ($0.6) million, respectively, as of April 30, 2002.

     The Company current exposure to foreign exchange risk is not significant and accordingly, the Company has not entered into any transactions to hedge against those risks.

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

     Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits

            27.1 Financial Data Schedule (for SEC only)

            (b) On April 2, 2002, the Company filed a Report on Form 8-K to disclose its acquisition of Jantzen and the completion of the related private offering of $57.0 million in 9 1/2% senior secured notes.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 14, 2002                   By: /s/ Timothy B. Page
                                      -----------------------
                                      Timothy B. Page, Chief Financial Officer