Form 10-Q
period 2002-07-31
PERRY ELLIS INTERNATIONAL INC
filed 2002-09-13
CIK 900349

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21764

PERRY ELLIS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-1162998
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3000 N.W. 107 Avenue
Miami, Florida	33172
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (305) 592-2830

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock is 6,416,390 (as of September 12, 2002).

PERRY ELLIS INTERNATIONAL, INC.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 31, 2002	January 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$28,037,263	$1,303,978
Accounts receivable, net	53,390,781	50,370,245
Inventories, net	33,192,190	45,409,047
Deferred income taxes	2,485,355	2,384,316
Prepaid income taxes	1,372,454	—
Other current assets	3,231,176	1,886,163

Total current assets	121,709,219	101,353,749
Property and equipment, net	27,361,145	10,897,334
Intangible assets, net	142,307,981	117,938,894
Other	10,669,352	3,870,703

TOTAL	$302,047,697	$234,060,680

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,451,666	$5,966,369
Accrued expenses	5,625,220	3,259,602
Income taxes payable	—	1,381,551
Accrued interest payable	4,861,960	3,808,997
Current portion—senior credit facility	—	21,756,094
Unearned revenues	2,136,863	1,838,929
Other current liabilities	2,834,242	2,410,583

Total current liabilities	25,909,951	40,422,125
Senior subordinated notes payable, net	100,672,892	99,071,515
Senior secured notes payable, net	59,144,023	—
Real estate mortgage	11,600,000	—
Deferred income tax	8,688,608	6,749,832

Total long-term liabilities	180,105,523	105,821,347

Total liabilities	206,015,474	146,243,472

Minority Interest	623,516	613,671

Stockholders' Equity:
Preferred stock $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common stock $.01 par value; 30,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 6,416,390 shares issued and outstanding as of July 31, 2002 and 6,337,440 shares issued and 6,286,740 shares outstanding as of January 31, 2002	64,164	63,374
Additional paid-in-capital	27,111,889	26,286,040
Retained earnings	68,333,698	61,386,243
Accumulated other comprehensive income	(101,044)	(121,753)

Total	95,408,707	87,613,904
Common stock in treasury at cost; 50,700 shares as of January 31, 2002	—	(410,367)

Total stockholders' equity	95,408,707	87,203,537

TOTAL	$302,047,697	$234,060,680

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Revenues
Net sales	$56,394,030	$58,712,256	$135,013,122	$139,174,929
Royalty income	7,600,633	6,857,434	13,677,426	12,923,064

Total revenues	63,994,663	65,569,690	148,690,548	152,097,993
Cost of sales	42,535,834	45,111,237	100,467,933	105,892,846

Gross profit	21,458,829	20,458,453	48,222,615	46,205,147
Operating expenses
Selling, general and administrative expenses	13,483,861	12,781,737	27,994,247	27,786,721
Depreciation and amortization	743,090	1,638,821	1,402,828	3,239,666

Total operating expenses	14,226,951	14,420,558	29,397,075	31,026,387

Operating income	7,231,878	6,037,895	18,825,540	15,178,760
Interest expense	3,786,193	3,647,085	7,652,924	7,738,853

Income before minority interest and income tax provision	3,445,685	2,390,810	11,172,616	7,439,907
Minority interest	(22,176)	—	9,844	—
Share of income(loss) from unconsolidated subsidiary	—	(7,515)	—	24,534
Income taxes	1,286,608	896,388	4,215,319	2,779,934

Net income	$2,181,253	$1,486,907	$6,947,453	$4,684,507

Net income per share
Basic	$0.34	$0.23	$1.09	$0.71

Diluted	$0.34	$0.23	$1.08	$0.71

Weighted average number of shares outstanding
Basic	6,384,932	6,579,537	6,386,341	6,579,919
Diluted	6,449,468	6,594,699	6,451,341	6,594,705

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended July 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,947,453	$4,684,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,073,142	3,010,280
Amortization of debt issue cost	393,698	309,674
Amortization of bond discount	165,973	82,000
Deferred income taxes	1,837,737	—
Minority interest	9,844	—
Other	20,710	(25,888)
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(3,020,536)	9,591,940
Inventories	14,407,999	5,932,620
Other current assets and prepaid income taxes	(2,742,217)	425,759
Other assets	(2,212,635)	(458,937)
Accounts payable and accrued expenses	4,883,846	(1,336,995)
Income taxes payable	(1,381,551)	1,704,094
Accrued interest payable	1,052,963	(43,308)
Other current liabilities and unearned revenues	721,593	732,741

Net cash provided by operating activities	22,158,019	24,608,487

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,025,684)	(1,505,667)
Payment on purchase of intangible assets	(18,737)	(83,106)
Payment for acquired businesses	(25,050,474)	—

Net cash used in investing activities:	(42,094,895)	(1,588,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments from senior credit facility	(21,756,094)	(22,929,773)
Net proceeds from senior secured notes	55,589,250	—
Net proceeds from real estate mortgage	11,600,000	—
Purchase of treasury stock	—	(308,356)
Proceeds from exercise of stock options	1,237,005	6,875

Net cash provided by (used in) financing activities:	46,670,161	(23,231,254)

NET INCREASE (DECREASE) IN CASH	26,733,285	(211,540)
CASH AT BEGINNING OF YEAR	1,303,978	344,741

CASH AT END OF PERIOD	$28,037,263	$133,201

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,759,806	$7,651,220

Income taxes	$4,929,500	$1,277,872

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Change in fair value of mark-to-market interest rate swap/option	$4,990,177	$—

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1.    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL

The accompanying unaudited consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP. These consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2002. Certain amounts in the prior period have been reclassified to conform to the current period’s presentation.

In our opinion, the information presented reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the interim periods. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2.    INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis and consist principally of finished goods.

3.    LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	July 31, 2002	January 31, 2002
Total letter of credit facilities	$59,362,500	$44,362,500
Outstanding letters of credit	(34,383,782)	(11,035,880)

Total credit available	$24,978,718	$33,326,620

4.    ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $1.1 million and $1.0 million for the three months ended July 31, 2002 and July 31, 2001, respectively and $2.6 million and $3.3 million for the six months ended July 31, 2002 and July 31, 2001, respectively.

5.     PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of property and equipment consists of the following:

Asset Class	Avg. Useful Lives in Years
Furniture, fixtures and equipment	7
Vehicles	7
Leasehold improvements	11

6.     SEGMENT INFORMATION

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure About Segments of an Enterprise and Related Information,” our principal business segments are grouped into the generation of revenues from sale of products and royalties from licensing activity. These segments are identified and managed by the Company based on the products and services offered by each. The Product segment derives its revenues from the design, importation and distribution of apparel to various retail channels, which include regional, national and international mass merchants, chain stores, department stores and other specialty retail stores, principally throughout the United States, Puerto Rico and Canada. The Licensing segment derives its revenues from royalties associated with the licensing of its brand names to third parties, principally Perry Ellis®, John Henry®, Manhattan® and Munsingwear®. Trademark costs have been allocated among the segments where the brands are shared. Shared selling, general and administrative expenses are allocated amongst the segments based upon department utilization rates.

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Revenues:
Product	$56,394,030	$58,712,256	$135,013,122	$139,174,929
Licensing	7,600,633	6,857,434	13,677,426	12,923,064

Total Revenues	$63,994,663	$65,569,690	$148,690,548	$152,097,993

Operating Income:
Product	$707,501	$1,907,262	$6,833,602	$7,793,877
Licensing	6,524,377	4,130,633	11,991,938	7,384,883

Total Operating Income	$7,231,878	$6,037,895	$18,825,540	$15,178,760

7.     JANTZEN ACQUISITION

On March 22, 2002, the Company acquired the Jantzen swimwear business from subsidiaries of VF Corporation for approximately $24.0 million, excluding costs related to the transaction. The acquisition was financed with a portion of the proceeds from a $57.0 million private offering of 9½% senior secured notes, which closed simultaneously with the acquisition.

The Jantzen assets acquired consist primarily of the Jantzen trademarks and tradenames, license agreements, certain equipment, other items of personal property, showroom leases and inventory relating to the 2003 season, which commenced in July 2002. As part of this acquisition, the Company also acquired licenses for the Tommy Hilfiger® brand for women’s swimwear and for the Nike® brand for women’s and girl’s swimwear, men’s and boy’s racing swimsuits, swim equipment, swimwear accessories and apparel.

In connection with the Jantzen acquisition, the Company entered into a lease agreement with VF Corporation to occupy Jantzen’s Portland, Oregon administrative facility for an initial six-month period. In addition, the Company entered into a lease agreement to occupy a portion of Jantzen’s Seneca, South Carolina distribution center facility for a one-year period. The Company was also granted a right of first refusal to purchase the Seneca distribution center facility. The option was exercised on May 20, 2002 at a price of $2.5 million. The Company anticipates closing on this purchase by the end of September 2002.

The Jantzen assets acquired and liabilities assumed have been recorded at their estimated fair values. A final determination of the required purchase accounting adjustments and of the fair value of the assets and liabilities of Jantzen acquired or assumed has not yet been made. The following is a summary of the purchase price and management’s estimate of the purchase price allocation.

(Dollars in Thousands)
Purchase price determination:
Net purchase price	$23,978
Liabilities assumed and expenses incurred in connection with the acquisition	3,030

Gross purchase price	$27,008

Purchase price allocation:
Inventories	$2,191
Machinery and equipment	465
Trademarks	24,352

Gross purchase price	$27,008
Less: liabilities assumed	(1,957)

Cash paid for acquisition and acquisition cost	$25,051

8.     PRO FORMA FINANCIAL INFORMATION

The pro forma financial information presented below, gives effect to the Jantzen acquisition, the offering of the senior secured notes and repayment of the senior credit facility, in each case as if they occurred as of the beginning of the fiscal year for the three and six months ended July 31, 2002 and 2001. The information presented below is for illustrative purposes only and is not indicative of results, which would have been achieved, or results, which may be achieved in the future.

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
	(Dollars in Thousands)		(Dollars in Thousands)
Total Revenues	$63,995	$71,407	$150,720	$168,391

Net Income	$2,181	$1,418	$7,197	$5,668

Net Income per Share
Basic	$0.34	$0.22	$1.13	$0.87

Diluted	$0.34	$0.22	$1.12	$0.86

9.     RECENT ACCOUNTING PRONOUNCEMENT

In April 2001, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer’s purchase or promotion of the vendor’s products. This consensus is expected to only impact revenue and expense classifications by immaterial amounts and have no effect on reported income.

Beginning in the first quarter of fiscal 2003, the Company adopted EITF Issue No. 01-09 on sales incentives in its financial statements and restated previously issued financial statements to reflect the provisions of these guidelines. The net impact from the adoption of these rules did not impact operating income, net income or the financial position of the Company, but resulted in the reclassification of certain selling, general and administrative expenses to net sales.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangibles assets acquired in a business combination. SFAS No. 141 did not have a significant effect on the financial position or results of operations of the Company.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changes the accounting treatment as it applies to goodwill and other identifiable intangible assets with indefinite useful lives from an amortization method to an impairment-only approach. Under SFAS No. 142, proper accounting treatment requires annual assessment for any impairment of the carrying value of the assets based upon an estimation of the fair value of the identifiable intangible asset with an indefinite useful life, or in the case of goodwill of the reporting unit to which the goodwill pertains. Impairment losses, if any, arising from the initial application of SFAS No. 142 are to be reported as a cumulative effect of a change in accounting principle. The effective date of this statement is for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 142 for its fiscal year beginning February 1, 2002.

In accordance with SFAS No. 142, the Company obtained a valuation of all its trademarks from a third party independent valuation firm. Based on this valuation, no significant impairment was identified. Under SFAS No. 142, goodwill and identifiable intangible assets with an indefinite useful life are no longer subject to amortization. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require the disclosure of prior results adjusted to exclude amortization expense related to goodwill and intangible assets, which are no longer being amortized. Basic and diluted earnings per share for the three months ended July 31, 2001, adjusted to exclude amounts no longer being amortized under the provisions of SFAS No. 142, were $0.33 and $0.32, respectively. Basic and diluted earnings per share for the six-month period ended July 31, 2001 were $0.91.

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Net income
Reported net income	$2,181,253	$1,486,907	$6,947,453	$4,684,507
Intangible amortization	—	654,000	—	1,320,000

Adjusted net income	$2,181,253	$2,140,907	$6,947,453	$6,004,507

Basic earnings per share
Reported basic earnings per share	$0.34	$0.23	$1.09	$0.71
Intangible amortization	—	0.10	—	0.20

Adjusted basic earnings per share	$0.34	$0.33	$1.09	$0.91

Diluted earnings per share
Reported diluted earnings per share	$0.34	$0.23	$1.08	$0.71
Intangible amortization	—	0.09	—	0.20

Adjusted diluted earnings per share	$0.34	$0.32	$1.08	$0.91

On October 3, 2001, the FASB issued SFAS No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The effective date of this statement is for fiscal years beginning after December 15, 2001. SFAS No. 144 is not expected to have a significant effect on the financial position or the results of operation of the Company.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections,” (“SFAS 145”) which all but eliminates the presentation in income statements of debt extinguishments as extraordinary items. SFAS 145 will be effective for fiscal years beginning after May 15, 2002. The Company plans to implement SFAS 145 at the beginning of fiscal 2004. SFAS 145 is not expected to have a significant effect on the financial position or results of operations of the Company.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” (“SFAS 146”) which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS 146 is not expected to have a significant effect on the financial position or results of operations of the Company.

10.    DERIVATIVES FINANCIAL INSTRUMENTS

The Company adopted FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138, effective February 1, 2001. SFAS 133 requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or shareholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS 133 did not have a material effect on the Company financial statements.

The Company has entered into derivative financial instruments in order to manage the overall borrowing costs associated with its senior subordinated notes. At July 31, 2002, the Company has an interest rate swap agreement with a notional amount of $40.0 million dollars maturing on April 1, 2006. The swap is a fair value hedge as it has been designated against the senior subordinated notes carrying a fixed rate of interest and converts such notes to variable rate debt. The hedge qualifies for short-cut accounting and accordingly, the interest rate swap contracts are reflected at fair value in the Company’s consolidated balance sheet.

At July 31, 2002, the Company also had an interest rate cap maturing on April 1, 2006 and a basis swap maturing on April 3, 2003, both with a notional amount of $40.0 million dollars. The interest rate cap effectively hedges against increases in the variable rate of interest paid on the interest rate swap and the basis swap decreases the spread on the interest rate swap for 18 months. Neither of these derivatives qualified for hedge accounting and accordingly, are reflected at fair value in the Company’s consolidated balance sheet with the offset being recognized in income for the current period. Interest expense for the three and six months ended July 31, 2002 has been decreased by approximately $0.1 million and increased by approximately $0.2 million, respectively as a result of the recognition of these derivatives.

In conjunction with the March 2002 offering of $57.0 million of 9½% senior secured notes due March 15, 2009, the Company entered into interest rate swap and option agreements (the “March Swap Agreement”) for an aggregate notional amount of $57.0 million in order to minimize the debt servicing costs associated with the notes. The March Swap Agreement is scheduled to terminate on March 15, 2009. Under the March Swap Agreement, the Company is entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 9½% and are obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the three-month LIBOR rate plus 369 basis points for the period from March 22, 2002 through March 15, 2009. The March Swap Agreement has optional call provisions with trigger dates of March 15, 2005, March 15, 2006 and March 15, 2007, which contain premium requirements in the event the call is exercised.

The March Swap Agreement is a fair value hedge as it has been designated against the senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The hedge qualifies for short-cut accounting and accordingly, the interest rate swap contracts are reflected at fair value in the company’s consolidated balance sheet.

11.    CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of July 31, 2002 and January 31, 2002, and for the three months and six months ended July 31, 2002 and 2001. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior secured notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2002

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$26,374,822	$540,708	$1,121,733		$28,037,263
Accounts receivable, net	50,308,207	2,856,008	390,987	(164,421)	53,390,781
Intercompany receivable—Guarantors	7,167,838			(7,167,838)	—
Intercompany receivable—Non Guarantors	753,904			(753,904)
Inventories, net	26,241,795	6,669,305	281,090		33,192,190
Deferred income taxes	2,485,355				2,485,355
Prepaid income taxes	580,450	741,499	50,505		1,372,454
Other current assets	2,468,173	758,077	4,926		3,231,176

Total current assets	116,380,544	11,565,597	1,849,241	(8,086,163)	121,709,219
Property and equipment, net	26,035,440	1,292,360	33,345		27,361,145
Intangible assets, net	117,956,431	24,351,550			142,307,981
Investment in subsidiaries	(528,124)			528,124	—
Other	10,095,567	573,785			10,669,352

TOTAL	$269,939,858	$37,783,292	$1,882,586	$(7,558,039)	$302,047,697

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,054,143	$3,400,043	$61,901	$(164,421)	$10,451,666
Accrued expenses	2,933,318	2,639,651	52,251		5,625,220
Intercompany payable—Parent		7,167,838	753,904	(7,921,742)	—
Accrued interest payable	4,105,073	756,887			4,861,960
Unearned revenues	2,136,863				2,136,863
Other current liabilities	2,812,836	6,210	15,196		2,834,242

Total current liabilities	19,042,233	13,970,629	983,252	(8,086,163)	25,909,951
Senior subordinated notes payable, net	100,672,892				100,672,892
Senior secured notes payable, net	34,532,440	24,611,583			59,144,023
Real estate mortgage	11,600,000		556,922	(556,922)	11,600,000
Deferred income tax	8,688,608	—			8,688,608

Total long-term liabilities	155,493,940	24,611,583	556,922	(556,922)	180,105,523

Total liabilities	174,536,173	38,582,212	1,540,174	(8,643,085)	206,015,474

Minority Interest			623,485	31	623,516

Stockholders' Equity:
Preferred stock $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding					—
Class A Common stock $.01 par value; 30,000,000 shares authorized; no shares issued or outstanding					—
Common stock $.01 par value; 30,000,000 shares authorized; 6,416,390 shares issued and outstanding as of July 31, 2002	64,164	100	63	(163)	64,164
Additional paid-in-capital	27,111,889				27,111,889
Retained earnings	68,333,698	(789,488)	(295,690)	1,085,178	68,333,698
Accumulated other comprehensive income	(106,066)	(9,532)	14,554		(101,044)

Total	95,403,685	(798,920)	(281,073)	1,085,015	95,408,707
Common stock in treasury at cost

Total stockholders' equity	95,403,685	(798,920)	(281,073)	1,085,015	95,408,707

TOTAL	$269,939,858	$37,783,292	$1,882,586	$(7,558,039)	$302,047,697

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2002

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$115,441	$9,557	$1,178,980		$1,303,978
Accounts receivable, net	49,636,377	21,064	712,804		50,370,245
Intercompany receivable—Guarantors	915,506			(915,506)	—
Intercompany receivable—Non Guarantors	698,854			(698,854)	—
Inventories	45,110,440	206,686	91,921		45,409,047
Deferred income taxes	2,384,316				2,384,316
Other current assets	1,729,653	156,510			1,886,163

Total current assets	100,590,587	393,817	1,983,705	(1,614,360)	101,353,749
Property and equipment, net	10,862,844		34,490		10,897,334
Intangible assets, net	117,938,894				117,938,894
Investment in subsidiaries	128,354			(128,354)	—
Other	3,866,993	3,710			3,870,703

TOTAL	$233,387,672	$397,527	$2,018,195	$(1,742,714)	$234,060,680

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,760,265	$34,504	$171,599		$5,966,368
Accrued expenses	3,202,176	27,426	30,000		3,259,602
Intercompany payable—Parent		915,506	698,854	(1,614,360)	—
Income taxes payable	1,617,168	(395,722)	160,105		1,381,551
Accrued interest payable	3,808,997				3,808,997
Current portion—senior credit facility	21,819,334		(63,240)		21,756,094
Unearned revenues	1,838,929				1,838,929
Other current liabilities	2,315,918	3,704	90,961		2,410,583

Total current liabilities	40,362,787	585,418	1,088,279	(1,614,360)	40,422,124
Senior subordinated notes payable, net	99,071,515				99,071,515
Deferred income tax	6,749,832				6,749,832

Total long-term liabilities	105,821,347	—	—	—	105,821,347

Total liabilities	146,184,134	585,418	1,088,279	(1,614,360)	146,243,471

Commitment and Contingencies (Note 20)
Minority Interest			613,671		613,671

Stockholders' Equity:
Preferred stock $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding					—
Class A Common stock $.01 par value; 30,000,000 shares authorized; no shares issued or outstanding					—
Common stock $.01 par value; 30,000,000 shares authorized; 6,337,440 shares issued and 6,286,740 shares outstanding as of January 31, 2002.	63,374	100	556,954	(557,054)	63,374
Additional paid-in-capital	26,286,040				26,286,040
Retained earnings	61,386,244	(187,991)	(240,709)	428,700	61,386,244
Accumulated other comprehensive income	(121,753)				(121,753)

Total	87,613,905	(187,891)	316,245	(128,354)	87,613,905
Common stock in treasury at cost	(410,367)				(410,367)

Total stockholders' equity	87,203,538	(187,891)	316,245	(128,354)	87,203,538

TOTAL	$233,387,672	$397,527	$2,018,195	$(1,742,714)	$234,060,680

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JULY 31, 2002

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Net sales	$54,033,985	$2,306,370	$53,675		$56,394,030
Royalty income	7,211,015	389,618	—		7,600,633

Total revenues	61,245,000	2,695,988	53,675		63,994,663
Cost of sales	41,145,933	1,337,971	51,930		42,535,834

Gross profit	20,099,067	1,358,017	1,745		21,458,829
Operating expenses
Selling, general and administrative expenses	12,097,939	1,705,643	(319,721)		13,483,861
Depreciation and amortization	653,631	90,180	(721)		743,090

Total operating expenses	12,751,570	1,795,823	(320,442)		14,226,951

Operating income	7,347,497	(437,806)	322,187		7,231,878
Interest expense	3,185,809	600,107	277		3,786,193

Income before minority interest and income tax provision	4,161,688	(1,037,913)	321,910		3,445,685
Minority interest	—	—	(22,176)		(22,176)
Equity in earnings of subsidiaries, net	442,080			(442,080)	—
Income taxes	1,538,355	(375,515)	123,768		1,286,608

Net income	$2,181,253	$(662,398)	$220,318	$442,080	$2,181,253

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JULY 31, 2001

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Net sales	$58,303,855	$203,778	$204,623		$58,712,256
Royalty income	6,857,434	—	—		6,857,434

Total revenues	65,161,289	203,778	204,623		65,569,690
Cost of sales	44,810,360	154,021	146,856		45,111,237

Gross profit	20,350,929	49,757	57,767		20,458,453
Operating expenses
Selling, general and administrative expenses	12,499,733	196,551	85,453		12,781,737
Depreciation and amortization	1,627,083	11,738	—		1,638,821

Total operating expenses	14,126,816	208,289	85,453		14,420,558

Operating income	6,224,113	(158,532)	(27,686)		6,037,895
Interest expense	3,638,899	8,186	—		3,647,085

Income before minority interest and income tax provision	2,585,214	(166,718)	(27,686)		2,390,810
Equity in earnings of subsidiaries, net	128,852	(7,515)		(128,852)	(7,515)
Income taxes	969,455	(62,685)	(10,382)		896,388

Net income	$1,486,907	$(111,548)	$(17,304)	$128,852	$1,486,907

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JULY 31, 2002

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Net sales	$130,392,218	$3,919,549	$701,355		$135,013,122
Royalty income	13,167,641	509,785	—		13,677,426

Total revenues	143,559,859	4,429,334	701,355		148,690,548
Cost of sales	97,522,353	2,327,879	617,701		100,467,933

Gross profit	46,037,506	2,101,455	83,654		48,222,615
Operating expenses
Selling, general and administrative expenses	25,740,351	2,109,375	144,521		27,994,247
Depreciation and amortization	1,276,918	124,765	1,145		1,402,828

Total operating expenses	27,017,269	2,234,140	145,666		29,397,075

Operating income	19,020,237	(132,685)	(62,012)		18,825,540
Interest expense	6,848,506	803,449	969		7,652,924

Income before minority interest and income tax provision	12,171,731	(936,134)	(62,981)		11,172,616
Minority interest	—	—	9,844		9,844
Equity in earnings of subsidiaries, net	656,478			(656,478)	—
Income taxes	4,567,800	(334,637)	(17,844)		4,215,319

Net income	$6,947,453	$(601,497)	$(54,981)	$656,478	$6,947,453

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JULY 31, 2001

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues
Net sales	$132,719,108	$151,209	$6,304,612		$139,174,929
Royalty income	12,923,064	—	—		12,923,064

Total revenues	145,642,172	151,209	6,304,612		152,097,993
Cost of sales	101,531,336	156,738	4,204,772		105,892,846

Gross profit	44,110,836	(5,529)	2,099,840		46,205,147
Operating expenses
Selling, general and administrative expenses	25,543,831	228,368	2,014,522		27,786,721
Depreciation and amortization	3,225,420	14,246	—		3,239,666

Total operating expenses	28,769,251	242,614	2,014,522		31,026,387

Operating income	15,341,585	(248,143)	85,318		15,178,760
Interest expense	7,720,348	12,251	6,254		7,738,853

Income before minority interest and income tax provision	7,621,237	(260,394)	79,064		7,439,907
Minority interest	—	—	—		—
Equity in earnings of subsidiaries, net	82,878	—	24,534	(82,878)	24,534
Income taxes	2,853,852	(103,566)	29,648		2,779,934

Net income	$4,684,507	$(156,828)	$73,950	$82,878	$4,684,507

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 31, 2002

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,947,453	$(601,497)	$(54,981)	$656,478	$6,947,453
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,003,407	68,590	1,145		1,073,142
Amortization of debt issue cost	362,273	31,425	—		393,698
Amortization of bond discount	120,780	45,193	—		165,973
Deferred income taxes	1,837,737	—	—		1,837,737
Minority Interest	—	—	9,844		9,844
Equity in earnings of subsidiaries, net	656,478	—	—	(656,478)	—
Other	15,688	(9,532)	14,554		20,710
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(6,979,212)	3,417,388	376,867	164,421	(3,020,536)
Inventories	18,868,645	(4,271,477)	(189,169)		14,407,999
Other current assets and prepaid income taxes	(1,343,720)	(1,343,066)	(55,431)		(2,742,217)
Other assets	(1,600,670)	(611,965)	—		(2,212,635)
Accounts payable and accrued expenses	1,025,020	4,010,693	12,554	(164,421)	4,883,846
Income taxes payable	(1,617,168)	395,722	(160,105)		(1,381,551)
Accrued interest payable	296,076	756,887	—		1,052,963
Other current liabilities and unearned revenues	794,852	2,506	(75,765)		721,593

Net cash provided by (used in) operating activities	20,387,639	1,890,867	(120,487)	—	22,158,019

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,140,199)	(885,485)	—		(17,025,684)
Payment on purchase of intangible assets, net	(28,590)	9,853	—		(18,737)
Payment for acquired businesses, net of cash acquired	—	(25,050,474)			(25,050,474)

Net cash used in investing activities:	(16,168,789)	(25,926,106)	—	—	(42,094,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from senior credit facility	(21,819,334)	—	63,240		(21,756,094)
Net proceeds from senior secured notes	31,022,860	24,566,390			55,589,250
Net proceeds from real estate mortgage	11,600,000				11,600,000
Proceeds from exercise of stock options	1,237,005	—			1,237,005

Net cash provided by financing activities:	22,040,531	24,566,390	63,240	—	46,670,161

NET (DECREASE) INCREASE IN CASH	26,259,381	531,151	(57,247)		26,733,285
CASH AT BEGINNING OF YEAR	115,441	9,557	1,178,980		1,303,978

CASH AT END OF YEAR	$26,374,822	$540,708	$1,121,733	$—	$28,037,263

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 31, 2001

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,684,507	$(156,828)	$73,950	$82,878	$4,684,507
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,004,836	5,444	—		3,010,280
Amortization of debt issue cost	309,674	—	—		309,674
Amortization of bond discount	82,000	—	—		82,000
Equity in earnings of subsidiaries, net	82,878	—	—	(82,878)	—
Other	(25,888)	—	—		(25,888)
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	10,365,313	66,139	(854,137)	14,625	9,591,940
Inventories	6,130,380	(153,240)	(44,520)		5,932,620
Other current assets and prepaid income taxes	83,009	342,750	—		425,759
Other assets	(432,776)	(1,354)	(24,807)		(458,937)
Accounts payable and accrued expenses	(1,966,063)	23,170	620,523	(14,625)	(1,336,995)
Income taxes payable	1,939,355	(503,538)	268,277		1,704,094
Accrued interest payable	(43,308)	—	—		(43,308)
Other current liabilities and unearned revenues	728,639	4,102	—		732,741

Net cash provided by (used in) operating activities	24,942,556	(373,355)	39,286	—	24,608,487

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,505,667)	—	—		(1,505,667)
Payment on purchase of intangible assets, net	(83,106)	—	—		(83,106)

Net cash used in investing activities:	(1,588,773)	—	—	—	(1,588,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments in borrowings under term loan	(22,929,773)	—	—		(22,929,773)
Purchase of treasury stock	(308,356)	—	—		(308,356)
Proceeds from exercise of stock options	6,875	—	—		6,875

Net cash used in financing activities:	(23,231,254)	—	—	—	(23,231,254)

NET INCREASE (DECREASE) IN CASH	122,529	(373,355)	39,286		(211,540)
CASH AT BEGINNING OF YEAR	65,843	278,898	—		344,741

CASH AT END OF YEAR	$188,372	$(94,457)	$39,286	$—	$133,201

Item 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “believe,” “intend,” “envision,” and similar words or phrases. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Some of the factors that would affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth in various places in this report. These factors include:

•	general economic conditions;

•	the effectiveness of our planned advertising, marketing and promotional campaigns;

•	our ability to carry out growth strategies;

•	our ability to contain costs;

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses into our existing organization and operations;

•	our future capital needs and the ability to obtain financing;

•	our ability to predict consumer preferences;

•	our ability to compete;

•	the termination or non-renewal of any material license agreements to which we are a party;

•	anticipated trends and conditions in our industry, including future consolidation;

•	changes in fashion trends and customer acceptance of both new designs and newly introduced products;

•	the level of consumer spending for apparel and other merchandise;

•	competition among department and specialty stores;

•	possible disruption in commercial activities due to terrorist activity and armed conflict; and

•	other factors set forth in this report and in our other filings with the Securities and Exchange Commission.

Critical Accounting Policies

Financial Reporting Release No. 60 requires all registrants to outline critical accounting policies or methods used in the preparation of its financial statements. Included in the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 is a summary of all significant accounting policies used in the preparation of the Company’s consolidated financial statements. The Company follows the accounting methods and practices as required by Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”). In particular, the Company uses judgment in areas such as determining the allowance for recoverability of customer accounts receivable, provision for customer sales returns and allowances, inventory valuations, and provisions for assets impairments on long-lived assets.

Results of Operations

The following is a discussion of the results of operations for the three and six month periods ended July 31, 2002 compared with the three and six month periods ended July 31, 2001

Items Affecting Comparability of Fiscal 2002 Period

Adoption of SFAS No. 142. As is more completely disclosed in Note 9 to the Consolidated Financial Statements, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of February 1, 2002. Under the provisions of SFAS No. 142, goodwill is no longer amortized after the date of adoption. Intangible assets as of the date of adoption are evaluated to determine if they have finite or indefinite useful lives. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite useful lives are not amortized. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require the disclosure of prior years results adjusted to exclude amortization expense related to goodwill and intangible assets which are no longer being amortized. Basic and diluted earnings per share for the three months ended July 31, 2001, adjusted to exclude amounts no longer being amortized under the provisions of SFAS No. 142, were $0.33 and $0.32, respectively. Basic and diluted earnings per share for the six-month period ended July 31, 2001 were $0.91.

Adoption of EITF Issue No. 01-09. As is more completely disclosed in Note 9 to the Consolidated Financial Statements, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products,” as of February 1, 2002. The provisions of EITF No. 01-09, relates to the measurement, recognition and presentation of certain sales incentives offered to the company’s customers. These new accounting rules apply to certain sales incentives such as discounts, coupons, rebates and certain payments made to retailers for shelf space or reimbursement of advertising costs. These accounting rules generally require these incentives to be reflected as a reduction in revenue on the income statement rather than selling, general and administrative expense. Upon adoption of these rules at the beginning of fiscal 2003, all prior financial statement results have been restated to reflect the impact of the change. Previously reported net sales for the first and second quarters of fiscal 2002 were reduced by $403,000 and $214,000, respectively to conform to the new accounting standard. The adoption of this new accounting standard had no impact on the Company’s income before minority interest and income taxes, net income or financial position.

Results Of Operations—Three and Six Months Ended July 31, 2002 Compared with Three and Six Months Ended July 31, 2001.

Total revenues.    Total revenues consist of net sales and royalty income. Total revenues for the three months ended July 31, 2002 were $64.0 million, a decrease of 2.4% from $65.6 million for the second quarter of the fiscal year ended January 31, 2002 (“fiscal 2002”). Total revenues for the six months ended July 31, 2002 decreased 2.2% to $148.7 million from $152.1 million for the six months ended July 31, 2001. The decrease was due mainly to a decrease in net sales as discussed below.

Net sales.    Net sales decreased $2.3 million or 3.9% to $56.4 million for the second quarter of the fiscal year ending January 31, 2003 (“fiscal 2003”) from $58.7 million in the fiscal 2002 second quarter. The decrease was mainly due to a reduction of net sales in the mass merchant and specialty retail channels of distribution offset in part by initial net sales of the Jantzen swimwear line acquired in March 2002. Net sales decreased $4.2 million or 3.0% to $135.0 million for the six months ended July 31, 2002 from $139.2 million for the six months ended July 31, 2001. Net sales for the six months ended July 31, 2001 included $6.3 million from sales of Perry Ellis America shoes by the Company’s European subsidiary. In periods both prior and subsequent to such quarter this product was sold by a third party licensee and accordingly, the Company only recognized royalty income from those sales during those periods. The decrease in net sales in Europe and in the mass merchants and specialty retail channels of distribution as described above in the six month period ended July 31, 2002 was offset in part by an increase in net sales in the United States and Canada and initial net sales of the Jantzen swimwear line.

Royalty income.    Royalty income for the three months ended July 31, 2002 was $7.6 million, an increase of 10.8% from $6.9 million for the comparable July 31, 2001 fiscal 2002 quarter. Royalty income for the six months ended July 31, 2002 increased 5.8% to $13.7 million from $12.9 million for the six months ended July 31, 2001. The increase in royalty income for the three and six months ended July 31, 2002 was due primarily to increased royalty income from licenses for the Perry Ellis brand and initial royalties from licenses for the Jantzen brand.

Cost of sales.    Cost of sales for the three months ended July 31, 2002 decreased $2.6 million or 5.7% to $42.5 million from $45.1 million in the comparable fiscal 2002 quarter. For the six months ended July 31, 2002, cost of sales of $100.5 million was $5.4 million, or 5.1% lower than $105.9 million for the six months ended July 31, 2001. The decrease in costs of sales for the three and six month periods ended July 31, 2002 was due mainly to the decrease in net sales to certain channels of distribution as described above. As a percentage of net sales, cost of sales for the three months ended July 31, 2002 decreased to 75.4% from 76.8% for three months ended July 31, 2001. As a percentage of net sales, cost of sales for the six months ended July 31, 2002 decreased to 74.4% from 76.1% for the comparable period of fiscal 2002. The decrease in cost of sales as a percentage of net sales for the three and six month periods of fiscal 2003 was due primarily to improvements in the Company’s sourcing costs, more effective inventory management and a change in sales mix from private to branded label products.

Gross Profit.    For the three months ended July 31, 2002, gross profit increased 4.9% to $21.5 million from $20.5 million for the comparable fiscal 2002 quarter. For the six months of fiscal 2003, gross profit increased 4.4% to $48.2 million from $46.2 million for the comparable fiscal 2002 period. The increase in gross profit for the three and six month periods ended July 31,

2002 is primarily attributable to improvements in the Company’s sourcing costs, more effective inventory management and a change in the Company’s product mix.

Selling, general and administrative expenses.    Selling, general and administrative expenses, excluding depreciation and amortization, increased $0.7 million or 5.5%, to $13.5 million for the quarter ended July 31, 2002 from $12.8 million for the fiscal 2002 quarter. As a percentage of total revenue, selling, general and administrative expenses were 21.1% in the fiscal 2003 quarter compared to 19.5% in the comparable fiscal 2002 quarter. The increase in selling, general and administrative costs for the quarter ended July 31, 2002 is primarily attributable to the increase in operating expenses of $1.5 million related to the Jantzen acquisition, offset by lower operating expenses throughout the rest of the Company’s operations. Selling, general and administrative expenses, excluding depreciation and amortization, increased $0.2 million or 0.7%, to $28.0 million for the six months ended July 31, 2002 from $27.8 million in the comparable fiscal 2002 period. As a percentage of total revenue, selling, general and administrative expenses were 18.8% in the six month period ended July 31, 2002 compared to 18.3% in the comparable fiscal 2002 period. The increase in selling, general and administrative costs for the six month period ended July 31, 2002 of fiscal is primarily attributable to the elimination of expenses of our European subsidiary of $2.0 million, offset by operating expenses incurred by Jantzen operations of $1.7 million, expenses of the Company’s Canadian joint venture of $0.3 million and increased expenses of the Company’s retail outlet by $0.2 million.

Depreciation and amortization.    Depreciation and amortization decreased $0.9 million for the three months ended July 31, 2002 to $0.7 million from $1.6 million in the comparable quarter of fiscal 2002. Depreciation and amortization decreased $1.8 million for the six months ended July 31, 2002 to $1.4 million from $3.2 million in the comparable fiscal 2002 period. The decrease is due primarily to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of February 1, 2002. Under the provisions of SFAS No. 142, goodwill is no longer amortized after the date of adoption. Intangible assets as of the date of adoption are evaluated to determine if they have finite or indefinite useful lives. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite useful lives are not amortized.

Interest expense.    Interest expense increased $0.1 million or 3.8% for the three months ended July 31, 2002 to $3.8 million from $3.7 million in the comparable fiscal 2002 quarter. The increase is mainly due to the 9 1/2% senior secured notes issued in March 2002, offset by the reduction in borrowings, favorable interest rates and the interest rate swap agreements on the Company’s 12 1/4% senior subordinated notes and the 9 1/2% senior secured notes. Interest expense decreased $0.1 million or 1.1% for the six months ended July 31, 2002 to $7.6 million from $7.7 million in the comparable fiscal 2002 period. The decrease is mainly due to the reduction in borrowings, favorable interest rates and the interest rate swap agreements on the Company’s 12 1/4% senior subordinated notes and the 9 1/2% senior secured notes, offset by the 9 1/2% senior secured notes issued in March 2002.

Income taxes.    For the three months and six months ended July 31, 2002, the effective tax rate was 37.3% and 37.7% as compared to 37.6% and 37.3% for the comparable 2002 period.

Net income.    Net income for the three months ended July 31, 2002 increased $0.7 million to $2.2 million from $1.5 million for the comparable fiscal 2002 quarter. As a percentage of total revenues, net income was 3.4% for the three months ended July 31, 2002, compared to 2.3% in the comparable fiscal 2002 quarter. Net income for the six months ended July 31, 2002 increased $2.3 million to $6.9 million from $4.6 million for the comparable fiscal 2002 period. As a percentage of total revenues, net income was 4.7% for the six months ended July 31, 2002, compared to 3.1% in the comparable fiscal 2002 period. The increase in net income was due to changes described above.

Liquidity and Capital Resources

The Company relies primarily upon cash flow from operations and borrowings under its senior credit facility to finance operations and expansion. Cash provided by operating activities was $22.2 million in the six months ended July 31, 2002, compared to cash provided by operating activities of $24.6 million in the comparable fiscal 2002 quarter. The decrease of $2.4 million in the level of cash provided by operating activities is primarily attributable to lower depreciation and amortization, an increase in accounts receivable, and a decrease in inventory, offset in part by higher earnings.

Net cash used in investing activities was $42.1 million for the six months ended July 31, 2002, which primarily reflects the $27.0 million purchase of the Jantzen business (including fees related to the transaction) and purchases of computer equipment and related software enhancement cost of $0.8 million. In addition, the Company used $17.0 million for the purchase of property, plant and equipment which included the $14.5 million contingent rental payment that was required by the termination of the synthetic lease.

Net cash provided by financing activities for the six months ended July 31, 2002 totaled $46.7 million, which was primarily the result of net proceeds of the offering of the 9½% senior secured notes of $ 55.6 million, net repayments of borrowings under the Company’s senior credit facility of $21.8 million, proceeds from the exercise of employee stock options of $1.2 million and the real estate mortgage of $11.6 million on the Company’s main administrative office, warehouse and distribution facility.

Senior Credit Facility

In March 2002, the Company amended its senior credit facility with a group of banks. As amended, the senior credit facility now provides the Company with a revolving credit line up to an aggregate amount of $60.0 million. This amendment was done concurrently with the private offering of $57.0 million of 9 ½% senior secured notes. The indebtedness under the senior credit facility ranks pari passu with the senior secured notes. The following is a description of the terms of the senior credit facility, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all of the provisions of the senior credit facility.

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

Interest.    Interest on the principal balance under the senior credit facility accrues, at the Company’s option, at either a) the Company’s bank prime lending rate with adjustments depending upon the Company’s ratio of indebtedness to EBITDA at the time of borrowing or b) 2.75% above the rate quoted by the Company’s bank as the average London Inter-bank Offered Rate (“LIBOR”) for 1, 2, 3 and 6-month Eurodollar deposits with adjustments depending upon the Company’s ratio of indebtedness to EBIDTA at the time of borrowing.

Security.    As security for the indebtedness under the senior credit facility, the Company granted the lenders a first priority security interest in substantially all of the Company’s existing and future assets, including, without limitation, accounts receivable, inventory deposit accounts, general intangibles and equipment. Lenders under the senior credit facility have a second priority security interest in the Company’s trademarks.

As of July 31, 2002, the Company had no short-term borrowings under the senior credit facility and had net cash of approximately $28.0 million as compared to $15.0 million of borrowings outstanding as of July 30, 2001.

The senior credit facility expires on October 1, 2002. In August 2002, the Company signed a proposal letter with Congress Financial Corporation for a new $60.0 million three year secured revolving facility. Management believes that it will enter into the facility prior to the October 1, 2002 expiration date of the current credit facility.

Letter of Credit Facility

As of July 31, 2002, the Company maintained four US dollar letter of credit facilities totaling $57.0 million and one Canadian dollar letter of credit facility totaling $2.4 million utilized by the Company’s Canadian joint venture. Each letter of credit is secured by the consignment of merchandise in transit under that letter of credit. As of July 31, 2002, there was $25.0 million available under existing letter of credit facilities.

Senior Secured Notes

On March 22, 2002, the Company completed a private offering of $57.0 million 9½% senior secured notes due 2009. The proceeds of the private offering were used to fund the Jantzen acquisition, to reduce the amount of outstanding debt under the senior credit facility and as additional working capital.

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

Real Estate Transaction

The Company occupied its main administrative office, warehouse and distribution facility under a synthetic operating lease for a 240,000 square foot facility in Miami. The lease, as amended, expired on June 30, 2002, and required a rental payment at termination of $14.5 million.

On June 30, 2002, the Company made the required payment under the synthetic lease and partially refinanced the facility with an $11.6 million mortgage. The mortgage has customary covenants found in secured lending agreements. As of July 31, 2002, the Company is in compliance with the customary covenants.

Contractual Obligations and Commercial Commitments

The following tables illustrate our contractual obligations and commercial commitments as of July 31, 2002 and include the effects of the transactions and amendments discussed above that occurred during the second quarter ended July 31, 2002.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior secured notes	$100,000,000	$—	$—	$100,000,000	$—

Senior subordinated notes	$57,000,000	$—	$—	$—	$57,000,000

Real estate mortgage	$11,600,000		$135,493	$301,624	$11,162,883

Operating leases	$10,142,281	$2,175,572	$3,325,977	$3,101,517	$1,539,215

Total contractual cash obligations	$178,742,281	$2,175,572	$3,461,470	$103,403,141	$69,702,098

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Letter of credit	$34,383,782	$34,383,782	$—	$—	$—

Stand by letters of credit	$2,750,000	$—	$—	$2,750,000	$—

Total commercial commitments	$37,133,782	$34,383,782	$—	$2,750,000	$—

Management believes that the combination of borrowing availability under the amended senior credit facility, letter of credit facilities, and funds anticipated to be generated from operating activities, will be sufficient to meet our operating and capital needs in the foreseeable future.

Effects of Inflation and Foreign Currency Fluctuations

The Company does not believe that inflation or foreign currency fluctuations significantly affected its results of operations for the three and six months ended July 31, 2002 of fiscal 2003.

Item 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

In August 2001, the Company entered into an interest rate swap, option and interest rate cap agreements (the “August Swap Agreement”), for an aggregate notional amount of $40.0 million in order to minimize its debt servicing costs associated with its $100.0 million of 12.25% senior subordinated notes due April 1, 2006. The August Swap Agreement was subsequently modified through a basis swap entered into in October 2001 (the “October Swap Agreement,” and collectively with the August Swap Agreement, the “Swap Agreement”). The Swap Agreement is scheduled to terminate on April 1, 2006. Under the Swap Agreement, the Company is entitled to receive semi-annual interest payments on October 1, and April 1, at a fixed rate of 12.25% and is obligated to make semi-annual interest payments on October 1, and April 1, at a floating rate based on the 6-month LIBOR rate plus 715 basis points for the 18 months period October 1, 2001 through March 31, 2003 (per October Swap Agreement); and 3-month LIBOR rate plus 750 basis point for the period April 1, 2003 through April 1, 2006 (per the August Swap Agreement). The Swap Agreement has optional call provisions with trigger dates of April 1, 2003, April 1, 2004 and April 1, 2005, which contain certain premium requirements in the event the call is exercised.

The fair value of the August 2001 swap and the option component of the Swap Agreement recorded on the Company’s Consolidated Balance Sheet was ($0.3) million and $1.6 million, respectively, as of July 31, 2002. The interest rate cap and basis swap component of the Swap Agreement did not qualify for hedge accounting treatment under the SFAS No. 133, resulting in $0.1 million decrease in interest expense for the three months ended July 2002 of fiscal 2003 and an increase of $0.2 million in interest expense for the six months ended July 2002 of fiscal 2003 on the Statement of Operations for the three and six months ended July 31, 2002 of fiscal 2003.

In conjunction with the March 2002 offering of $57.0 million of 9½% senior secured notes due March 15, 2009, the Company entered into interest rate swap and option agreements (the “March Swap Agreement”) for an aggregate notional amount of $57.0 million in order to minimize the debt servicing costs associated with the notes. The March Swap Agreement is scheduled to terminate on March 15, 2009. Under the March Swap Agreement, the Company is entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 9½% are obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the three-month LIBOR rate plus 369 basis points for the period from March 22, 2002 through March 15, 2009. The March Swap Agreement has optional call provisions with trigger dates of March 15, 2005, March 15, 2006 and March 15, 2007, which contain premium requirements in the event the call is exercised.

The fair value of the March 2002 swap and the option component of the March Swap Agreement recorded on the Company’s Consolidated Balance Sheet was $3.9 million and ($0.4) million, respectively, as of July 31, 2002.

The Company current exposure to foreign exchange risk is not significant and accordingly, the Company has not entered into any transactions to hedge against those risks.

Item 4:     INTERNAL CONTROLS

Not applicable

PART II:    OTHER INFORMATION

ITEM 1.	Legal Proceedings

Not applicable

ITEM 2.	Changes in Securities

Not applicable

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Index to Exhibits

Exhibit Number	Description
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(b) Reports of Form 8-K:

Not applicable

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 2002	By:	/s/ TIMOTHY B. PAGE
Timothy B. Page Chief Financial Officer

Certification

I, George Feldenkreis, certify that:

1.  I have reviewed the Registrant’s Form 10-Q quarterly report for the period ended July 31, 2002 (the “Report”).

2.  Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

3.  Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

By:	/s/ GEORGE FELDENKREIS
George Feldenkreis Chairman and Chief Executive Officer (Chief Executive Officer)

I, Timothy B. Page, certify that:

1.  I have reviewed the Report.

2.  Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

3.  Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

By:	/s/ TIMOTHY B. PAGE
Timothy B. Page Chief Financial Officer (Chief Financial Officer)

EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certification as set forth in this Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report of Form 10-Q covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.

Exhibit Index

Exhibit Number	Exhibit Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act