Form 10-Q
period 2002-10-31
PERRY ELLIS INTERNATIONAL INC
filed 2002-12-16
CIK 900349

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended October 31, 2002

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21764

                               ------------------


                         PERRY ELLIS INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)


                       Florida                            59-1162998
          (State or other jurisdiction of             (I.R.S. Employer
           Incorporation or Organization)             Identification No.)


                3000 N.W. 107 Avenue
                   Miami, Florida                            33172
       (Address of Principal Executive Offices)           (Zip Code)


        Registrant's Telephone Number, Including Area Code: (305) 592-2830


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock is 6,419,724 (as of December 12, 2002).

                         PERRY ELLIS INTERNATIONAL, INC.

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I:  FINANCIAL INFORMATION

Item 1:

Consolidated Balance Sheets
         as of  October 31, 2002 (Unaudited) and January 31, 2002             1

Consolidated Statements of Income (Unaudited)
         for the three and nine months ended October 31, 2002 and 2001        2

Consolidated Statements of Cash Flows (Unaudited)
         for the nine months ended October 31, 2002 and 2001                  3

Notes to Unaudited Consolidated Financial Statements                          4

Item 2:

Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    19

Item 3:

Quantitative and Qualitative Disclosures About Market Risk                   26

Item 4:

Internal Controls                                                            27

PART II:  OTHER INFORMATION                                                  28

Signature                                                                    29

Certifications                                                               30

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                   October 31, 2002        January 31, 2002
                                                                                 --------------------    -------------------
ASSETS
Current Assets:

    Cash and cash equivalents                                                        $     1,066,138         $    1,303,978
    Accounts receivable, net                                                              61,949,009             50,370,245
    Inventories, net                                                                      45,966,043             45,409,047
    Deferred income taxes                                                                  2,704,281              2,384,316
    Prepaid income taxes                                                                   2,775,404                      -
    Other current assets                                                                   3,690,506              1,886,163
                                                                                 --------------------    -------------------
           Total current assets                                                          118,151,381            101,353,749

Property and equipment, net                                                               30,311,900             10,897,334

Intangible assets, net                                                                   142,534,058            117,938,894

Other                                                                                     11,776,691              3,870,703
                                                                                 --------------------    -------------------
           TOTAL                                                                     $   302,774,030         $  234,060,680
                                                                                 ====================    ===================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                 $     9,894,061         $    5,966,369
    Accrued expenses                                                                       5,374,027              3,259,602
    Income taxes payable                                                                           -              1,381,551
    Accrued interest payable                                                               1,266,760              3,808,997
    Current portion - senior credit facility                                                       -             21,756,094
    Unearned revenues                                                                      1,926,398              1,838,929
    Other current liabilities                                                              2,385,529              2,410,583
                                                                                 --------------------    -------------------
           Total current liabilities                                                      20,846,775             40,422,125

Senior subordinated notes payable, net                                                    98,862,338             99,071,515
Senior secured notes payable, net                                                         60,571,612                      -
Senior credit facility                                                                     4,087,767                      -
Real estate mortgage                                                                      11,600,000                      -
Deferred income tax                                                                        9,624,126              6,749,832
                                                                                 --------------------    -------------------
           Total long-term liabilities                                                   184,745,843            105,821,347
                                                                                 --------------------    -------------------
           Total liabilities                                                             205,592,618            146,243,472
                                                                                 --------------------    -------------------
Minority Interest                                                                            716,337                613,671
                                                                                 --------------------    -------------------
Stockholders' Equity:
Preferred stock $.01 par value; 1,000,000 shares authorized;
      no shares issued or outstanding                                                              -                       -
Class A Common stock $.01 par value; 30,000,000 shares authorized;
      no shares issued or outstanding                                                              -                       -
Common stock $.01 par value; 30,000,000 shares authorized;
    6,416,390 shares issued and outstanding as of October 31, 2002 and
    6,337,440 shares issued and 6,286,740 shares outstanding as of
    January 31, 2002                                                                          64,164                 63,374
Additional paid-in-capital                                                                27,111,889             26,286,040
Retained earnings                                                                         69,398,992             61,386,243
Accumulated other comprehensive income                                                      (109,970)              (121,753)
                                                                                 --------------------    -------------------
           Total                                                                          96,465,075             87,613,904
Common stock in treasury at cost; 50,700 shares as of January 31, 2002                             -               (410,367)
                                                                                 --------------------    -------------------
           Total stockholders' equity                                                     96,465,075             87,203,537
                                                                                 --------------------    -------------------
           TOTAL                                                                     $   302,774,030         $  234,060,680
                                                                                 ====================    ===================

            See Notes to Unaudited Consolidated Financial Statements

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       Three Months Ended October 31,            Nine Months Ended October 31,
                                                    ------------------------------------       ---------------------------------
                                                        2002                  2001                  2002               2001
                                                    --------------     -----------------       --------------    ---------------
Revenues
  Net sales                                          $ 63,037,262       $    59,957,359         $198,050,391      $ 199,132,288
  Royalty income                                        7,561,270             6,402,886           21,238,697         19,325,950
                                                    --------------     -----------------       --------------    ---------------
       Total revenues                                  70,598,532            66,360,245          219,289,088        218,458,238
Cost of sales                                          46,046,555            47,372,009          146,514,444        153,264,855
                                                    --------------     -----------------       --------------    ---------------
Gross profit                                           24,551,977            18,988,236           72,774,644         65,193,383

Operating expenses
  Selling, general and administrative expenses         17,710,051            12,964,934           45,703,916         40,753,657
  Depreciation and amortization                           853,366             1,686,912            2,256,194          4,926,577
                                                    --------------     -----------------       --------------    ---------------
       Total operating expenses                        18,563,417            14,651,846           47,960,110         45,680,234
                                                    --------------     -----------------       --------------    ---------------
Operating income                                        5,988,560             4,336,390           24,814,534         19,513,149
Interest expense                                        4,153,081             2,850,189           11,806,392         10,587,043
                                                    --------------     -----------------       --------------    ---------------
Income before minority interest and income tax
  provision                                             1,835,479             1,486,201           13,008,142          8,926,106
Minority interest                                         (79,103)                    -              (88,948)                 -
Share of income from unconsolidated subsidiary                  -                60,950                    -             85,485
Income taxes                                              694,499               577,476            4,906,445          3,357,409
                                                    --------------     -----------------       --------------    ---------------
Net income                                           $  1,061,877       $       969,675         $  8,012,749      $   5,654,182
                                                    ==============     =================       ==============    ===============

Net income per share
   Basic                                             $       0.17       $          0.15         $       1.26      $        0.87
                                                    ==============     =================       ==============    ===============
   Diluted                                           $       0.16       $          0.15         $       1.24      $        0.87
                                                    ==============     =================       ==============    ===============

Weighted average number of shares outstanding
   Basic                                                6,416,390             6,572,398            6,376,215          6,516,256
   Diluted                                              6,601,985             6,592,860            6,481,413          6,534,655

            See Notes to Unaudited Consolidated Financial Statements

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     Nine Months Ended October 31,
                                                                          ---------------------------------------------------
                                                                                   2002                         2001
                                                                          -----------------------     -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $          8,012,749        $           5,654,182
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Depreciation and amortization                                                    1,725,400                    4,569,237
     Amortization of debt issue cost                                                    612,188                      462,011
     Amortization of bond discount                                                      257,356                      123,000
     Deferred income taxes                                                            2,554,329                            -
     Minority interest                                                                   88,948                            -
     Other                                                                               11,783                      (58,453)
     Changes in operating assets and liabilities
          (net of effects of acquisition transaction):
          Accounts receivable, net                                                  (11,578,764)                   2,588,824
          Inventories                                                                 1,634,146                    9,052,418
          Other current assets and prepaid income taxes                              (4,632,567)                    (185,850)
          Other assets                                                               (1,802,855)                  (1,063,024)
          Accounts payable and accrued expenses                                       4,075,046                   (1,984,818)
          Income taxes payable                                                       (1,381,551)                   2,221,819
          Accrued interest payable                                                   (2,542,237)                  (3,161,433)
          Other current liabilities and unearned revenues                                62,415                      236,620
                                                                          -----------------------     -----------------------
             Net cash (used in) provided by operating activities                     (2,903,614)                  18,454,533
                                                                          -----------------------     -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                  (20,611,092)                  (1,930,689)
Payment on purchase of intangible assets                                               (210,914)                    (119,079)
Payment for acquired businesses                                                     (25,084,374)                           -
                                                                          -----------------------     -----------------------
              Net cash used in investing activities:                                (45,906,380)                  (2,049,768)
                                                                          -----------------------     -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments from senior credit facility                                            (17,668,327)                 (14,843,898)
Net payments from senior subordinated notes                                          (2,199,492)                           -
Net proceeds from senior secured notes                                               55,589,250                            -
Net proceeds from real estate mortgage                                               11,600,000                            -
Purchase of treasury stock                                                                    -                   (1,787,130)
Proceeds from exercise of stock options                                               1,237,005                        6,875
                                                                          -----------------------     -----------------------
            Net cash provided by (used in) financing activities:                     48,558,436                  (16,624,153)
                                                                          -----------------------     -----------------------
Effect of exchange rate changes on cash and cash equivalents                             13,718                            -
                                                                          -----------------------     -----------------------

NET DECREASE IN CASH                                                                   (237,840)                    (219,388)
CASH AT BEGINNING OF YEAR                                                             1,303,978                      344,741
                                                                          -----------------------     -----------------------
CASH AT END OF PERIOD                                                      $          1,066,138        $             125,353
                                                                          =======================     =======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION:
Cash paid during the period for:
     Interest                                                              $         15,609,746        $          14,028,640
                                                                          =======================     =======================
     Income taxes                                                          $          6,302,561        $           1,608,192
                                                                          =======================     =======================

NON-CASH FINANCING AND INVESTING ACTIVITIES:
    Change in fair value of mark-to-market interest rate swap/option       $          6,715,321        $             465,429
                                                                          -----------------------     -----------------------

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

3.   LETTER OF CREDIT FACILITIES

     Borrowings and availability under letter of credit facilities consist of the following as of:

                                                   October 31, 2002    January 31, 2002
                                                  ------------------  ------------------
     Total letter of credit facilities                  $ 59,394,375        $ 44,362,500
     Oustanding letters of credit                        (29,260,088)        (11,035,880)
                                                  ------------------  ------------------
     Total credit available                             $ 30,134,287        $ 33,326,620
                                                  ==================  ==================

4.   ADVERTISING AND RELATED COSTS

     The Company's accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $2.9 million and $2.2 million for the three months ended October 31, 2002 and October 31, 2001, respectively and $7.4 million and $6.1 million for the nine months ended October 31, 2002 and October 31, 2001, respectively.

5.   PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of property and equipment consists of the following:

       Asset Class                                    Avg. Useful Lives in Years
       ---------------------------------             ---------------------------
       Furniture, fixtures and equipment                          7
       Vehicles                                                   7
       Leasehold improvements                                    11

     The Company occupied its main administrative office, warehouse and distribution facility under a synthetic operating lease for a 240,000 square foot facility in Miami, Florida. The lease, as amended, expired on June 30, 2002, and required a final payment at termination of $14.5 million. On June 30, 2002, the Company made the required payment under the synthetic lease and partially refinanced the acquisition of the Miami facility with an $11.6 million mortgage.

6.   SEGMENT INFORMATION

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information," our principal business segments are grouped into the generation of revenues from sale of products and royalties from licensing activity. These segments are identified and managed by the Company based on the products and services offered by each. The product segment derives its revenues from the design, importation and distribution of apparel to various retail channels, which include regional, national and international mass merchants, chain stores, department stores and other specialty retail stores, principally throughout the United States, Puerto Rico and Canada. The licensing segment derives its revenues from royalties associated with the licensing of its brand names to third parties, principally Perry Ellis(R), John Henry(R), Manhattan(R) and Munsingwear(R). Trademark costs have been allocated among the segments where the brands are shared. Shared selling, general and administrative expenses are allocated amongst the segments based upon department utilization rates.

                                       Three Months Ended October 31,                Nine Months Ended October 31,
                                  -----------------------------------------    -------------------------------------------
                                         2002                  2001                   2002                   2001
                                  -------------------   -------------------    --------------------   --------------------
Revenues:
   Product                              $ 63,037,262          $ 59,957,359           $ 198,050,391          $ 199,132,288
   Licensing                               7,561,270             6,402,886              21,238,697             19,325,950
                                  -------------------   -------------------    --------------------   --------------------
   Total Revenues                       $ 70,598,532          $ 66,360,245           $ 219,289,088          $ 218,458,238
                                  ===================   ===================    ====================   ====================

Operating Income:
   Product                              $     48,287          $    494,839           $   6,870,779          $   8,268,228
   Licensing                               5,940,273             3,841,551              17,943,755             11,244,921
                                  -------------------   -------------------    --------------------   --------------------
   Total Operating Income               $  5,988,560          $  4,336,390           $  24,814,534          $  19,513,149
                                  ===================   ===================    ====================   ====================

7.   JANTZEN ACQUISITION

     On March 22, 2002, the Company acquired the Jantzen swimwear business from subsidiaries of VF Corporation for approximately $24.0 million, excluding costs related to the transaction. The acquisition was financed with a portion of the proceeds from a $57.0 million private offering of 9 1/2% senior secured notes, which closed simultaneously with the acquisition.

     The Jantzen assets acquired consist primarily of the Jantzen trademarks and tradenames, license agreements, certain equipment, other items of personal property, showroom leases and inventory relating to the 2003 season, which commenced in July 2002. As part of this acquisition, the Company also acquired licenses for the Tommy Hilfiger(R) brand for women's swimwear and for the Nike(R) brand for women's and girl's swimwear, men's and boy's racing swimsuits, swim equipment, swimwear accessories and apparel.

     In connection with the Jantzen acquisition, the Company entered into a lease agreement with VF Corporation to occupy Jantzen's Portland, Oregon administrative facility for an initial six-month period, thereafter on a month-to-month basis. In addition, the Company entered into a lease agreement to occupy a portion of Jantzen's Seneca, South Carolina distribution center facility for a one-year period. The Company was also granted a right of first refusal to purchase the Seneca distribution center facility. The option was exercised on May 20, 2002 at a price of $2.5 million. The Company closed on this purchase during September 2002.

     The Jantzen assets acquired and liabilities assumed have been recorded at their estimated fair values. A final determination of the required purchase accounting adjustments and of the fair value of the assets and liabilities of Jantzen acquired or assumed has not yet been made. The following is a summary of the purchase price and management's estimate of the purchase price allocation.

                                                           (Dollars in Thousands)
                                                          -----------------------
Purchase price determination:
   Net purchase price                                           $  23,978
   Liabilities assumed and expenses incurred in
     connection with the acquisition                                3,063
                                                             ---------------
       Gross purchase price                                     $  27,041
                                                             ---------------

Purchase price allocation:
   Inventories                                                  $   2,191
   Machinery and equipment                                            465
   Trademarks                                                      24,385
                                                             ---------------
       Gross purchase price                                     $  27,041
Less: liabilities assumed                                          (1,957)
                                                             ---------------
       Cash paid for acquisition and acquisition cost           $  25,084
                                                             ---------------

8.   PRO FORMA FINANCIAL INFORMATION

     The pro forma financial information presented below, gives effect to the Jantzen acquisition, the offering of the senior secured notes and repayment of the senior credit facility, in each case as if they occurred as of the beginning of the fiscal year for the three and nine months ended October 31, 2002 and 2001. The information presented below is for illustrative purposes only and is not indicative of results, which would have been achieved, or results, which may be achieved in the future.

                                           Three Months Ended October 31,   Nine Months Ended October 31,
                                          -------------------------------  ------------------------------
                                               2002             2001            2002            2001
                                          --------------  ---------------  --------------  --------------
                                              (Dollars in Thousands)           (Dollars in Thousands)
Total Revenues                              $   70,599      $    69,730      $  221,318      $  238,121
                                          --------------  ---------------  --------------  --------------
Net Income                                  $    1,062      $     1,097      $    8,262      $    6,763
                                          --------------  ---------------  --------------  --------------
Net Income per Share
       Basic                                $     0.17      $      0.17      $     1.30      $     1.04
                                          --------------  ---------------  --------------  --------------
       Diluted                              $     0.16      $      0.17      $     1.27      $     1.03
                                          --------------  ---------------  --------------  --------------

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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 did not have a significant effect on the financial position or results of operations of the Company.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changes the accounting treatment as it applies to goodwill and other identifiable intangible assets with indefinite useful lives from an amortization method to an impairment-only approach. Under SFAS No. 142, proper accounting treatment requires annual assessment for any impairment of the carrying value of the assets based upon an estimation of the fair value of the identifiable intangible asset with an indefinite useful life, or in the case of goodwill of the reporting unit to which the goodwill pertains. Impairment losses, if any, arising from the initial application of SFAS No. 142 are to be reported as a cumulative effect of a change in accounting principle. The- effective date of this statement is for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 142 for its fiscal year beginning February 1, 2002.

     In accordance with SFAS No. 142, the Company obtained a valuation of all its trademarks from a third party independent valuation firm. Based on this valuation, no significant impairment was identified. Under SFAS No. 142, goodwill and identifiable intangible assets with an indefinite useful life are no longer subject to amortization. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require the disclosure of prior results adjusted to exclude amortization expense related to goodwill and intangible assets, which are no longer being amortized. Basic and diluted earnings per share for the three months ended October 31, 2001, adjusted to exclude amounts no longer being amortized under the provisions of SFAS No. 142, were $0.25. Basic and diluted earnings per share for the nine-month period ended October 31, 2001 were $1.17.

                                           Three Months Ended October 31,   Nine Months Ended October 31,
                                          -------------------------------  ------------------------------
                                               2002             2001            2002            2001
                                          --------------  ---------------  --------------  --------------
Net income
   Reported net income                      $ 1,061,877     $    969,675     $ 8,012,749     $ 5,654,182
   Amortization of trademarks                         -          646,692               -       1,939,555
                                          --------------  ---------------  --------------  --------------
   Adjusted net income                      $ 1,061,877     $  1,616,367     $ 8,012,749     $ 7,593,737
                                          --------------  ---------------  --------------  --------------

Basic earnings per share
   Reported basic earnings per share        $      0.17     $       0.15     $      1.26     $      0.87
   Amortization of trademarks                         -             0.10               -            0.30
                                          --------------  ---------------  --------------  --------------
   Adjusted basic earnings per share        $      0.17     $       0.25     $      1.26     $      1.17
                                          --------------  ---------------  --------------  --------------

Diluted earnings per share
   Reported diluted earnings per share      $      0.16     $       0.15     $      1.24     $      0.87
   Amortization of trademarks                         -             0.10               -            0.30
                                          --------------  ---------------  --------------  --------------
   Adjusted diluted earnings per share      $      0.16     $       0.25     $      1.24     $      1.17
                                          --------------  ---------------  --------------  --------------

     On October 3, 2001, the FASB issued SFAS No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations---Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The effective date of this statement is for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a significant effect on the financial position or the results of operation of the Company.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections ," ("SFAS 145") which all but eliminates the presentation in income statements of debt extinguishments as extraordinary items. SFAS 145 will be effective for fiscal years beginning after May 15, 2002. The Company plans to implement SFAS 145 at the beginning of fiscal 2004. SFAS 145 is not expected to have a significant effect on the financial position or results of operations of the Company.

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit of Disposal Activities," ("SFAS 146") which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS 146 is not expected to have a significant effect on the financial position or results of operations of the Company.

10.  DERIVATIVES FINANCIAL INSTRUMENTS

     The Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, effective February 1, 2001. SFAS 133 requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS 133 did not have a material effect on the Company financial statements

     The Company has entered into derivative financial instruments in order to manage the overall borrowing costs associated with its senior subordinated notes and senior secured notes.

     At October 31, 2002, the Company has an interest rate swap agreement with a notional amount of $40.0 million dollars maturing on April 1, 2006. The swap is a fair value hedge as it has been designated against the senior subordinated notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in the Company's consolidated balance sheet.

     At October 31, 2002, the Company also had an interest rate cap maturing on April 1, 2006 and a basis swap maturing on April 3, 2003, both with a notional amount of $40.0 million dollars. The interest rate cap effectively hedges against increases in the variable rate of interest paid on the interest rate swap and the basis swap decreases the spread on the interest rate swap for 18 months. Neither of these derivatives qualified for hedge accounting and accordingly, are reflected at fair value in the Company `s consolidated balance sheet with the offset being recognized in the consolidated statement of income for the current period. Interest expense for the three and nine months ended October 31, 2002 has been increased by approximately $0.2 million and increased by approximately $0.4 million, respectively as a result of the recognition of these derivatives.

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

     The March Swap Agreement is a fair value hedge as it has been designated against the senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in the company's consolidated balance sheet.

11.  CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

     The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of October 31, 2002 and January 31, 2002, and for the three months and nine months ended October 31, 2002 and 2001. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior secured notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             AS OF OCTOBER 31, 2002

                                                                                       Non-
                                                   Parent Only       Guarantors     Guarantors     Eliminations    Consolidated
                                                  ---------------   -------------- ------------- ---------------  ---------------
 ASSETS
 Current Assets:
    Cash and cash equivalents                     $      157,648    $     (61,072)  $   969,562                     $   1,066,138
    Accounts receivable, net                             800,051       60,480,154       668,804                        61,949,009
    Intercompany receivable - Guarantors                       -       14,746,772             -     (14,746,772)                -
    Intercompany receivable - Non Guarantors                   -          606,065             -        (606,065)                -
    Inventories, net                                           -       45,522,331       443,712                        45,966,043
    Deferred income taxes                                      -        2,704,281             -                         2,704,281
    Prepaid income taxes                                       -        2,775,404             -                         2,775,404
    Other current assets                                 358,435        3,294,001        38,070                         3,690,506
                                                  --------------    -------------   -----------  --------------     -------------
           Total current assets                        1,316,134      130,067,936     2,120,148     (15,352,837)      118,151,381
 Property and equipment, net                                   -       30,280,440        31,460                        30,311,900
 Intangible assets, net                               15,568,834      126,965,224                                     142,534,058
 Investment in subsidiaries                           74,622,685                -                   (74,622,685)                -
 Other                                                   912,349       10,864,342                                      11,776,691
                                                  --------------    -------------   -----------  --------------     -------------
           TOTAL                                  $   92,420,002    $ 298,177,942   $ 2,151,608  $  (89,975,522)    $ 302,774,030
                                                  ==============    =============   ===========  ==============     =============

 LIABILITIES & STOCKHOLDERS' EQUITY
 Current Liabilities:
    Accounts payable                              $       17,207    $   9,611,959   $   264,895                     $   9,894,061
    Accrued expenses                                     606,415        4,694,037        73,575                         5,374,027
    Intercompany payable - Parent                     (4,875,369)      19,622,141       606,065     (15,352,837)                -
    Accrued interest payable                                   -        1,266,760                                       1,266,760
    Unearned revenues                                    206,674        1,719,724                                       1,926,398
    Other current liabilities                                  -        2,330,806        54,723                         2,385,529
                                                  --------------    -------------   -----------  --------------     -------------
           Total current liabilities                  (4,045,073)      39,245,427       999,258     (15,352,837)       20,846,775
 Senior subordinated notes payable, net                        -       98,862,338                                      98,862,338
 Senior secured notes payable, net                             -       60,571,612                                      60,571,612
 Senior credit facility                                        -        4,087,767                                       4,087,767
 Real estate mortgage                                          -       11,600,000       556,922        (556,922)       11,600,000
 Deferred income tax                                           -        9,624,126                                       9,624,126
                                                  --------------    -------------   -----------  --------------     -------------
           Total long-term liabilities                         -      184,745,843       556,922        (556,922)      184,745,843
                                                  --------------    -------------   -----------  --------------     -------------
           Total liabilities                          (4,045,073)     223,991,270     1,556,180     (15,909,759)      205,592,618
                                                  --------------    -------------   -----------  --------------     -------------
Minority Interest                                                                       716,306              31           716,337
                                                  --------------    -------------   -----------  --------------     -------------
 Stockholders' Equity:
 Preferred stock $.01 par value; 1,000,000 shares
      authorized; no shares issued or outstanding                                                                               -
 Class A Common stock $.01 par value; 30,000,000
      shares authorized; no shares issued or
      outstanding                                                                                                               -
 Common stock $.01 par value; 30,000,000 shares
      authorized; 6,416,390 shares issued and
      outstanding as of October 31, 2002                  64,164              100            63            (163)           64,164
 Additional paid-in-capital                           27,111,889                                                       27,111,889
 Contributing Capital                                          -        6,196,830                    (6,196,830)                -
 Retained earnings                                    69,398,992       68,108,669      (129,898)    (67,978,771)       69,398,992
 Accumulated other comprehensive income                 (109,970)        (118,927)        8,957         109,970          (109,970)
                                                  --------------    -------------   -----------  --------------     -------------
           Total                                      96,465,075       74,186,672      (120,878)    (74,065,794)       96,465,075
 Common stock in treasury at cost
                                                  --------------    -------------   -----------  --------------     -------------
           Total stockholders' equity                 96,465,075       74,186,672      (120,878)    (74,065,794)       96,465,075
                                                  --------------    -------------   -----------  --------------     -------------
           TOTAL                                  $   92,420,002    $ 298,177,942   $ 2,151,608  $  (89,975,522)    $ 302,774,030
                                                  ==============    =============   ===========  ==============     =============

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             AS OF JANUARY 31, 2002

                                                                                           Non-
                                                           Parent Only    Guarantors    Guarantors    Eliminations    Consolidated
                                                          -------------  ------------  ------------  --------------  --------------
ASSETS

Current Assets:

  Cash and cash equivalents                               $           -  $    124,998  $  1,178,980  $            -  $    1,303,978
  Accounts receivable, net                                      793,111    48,978,288       712,804        (113,958)     50,370,245
  Intercompany receivable - Guarantors                                -       456,813                      (456,813)              -
  Intercompany receivable - Non Guarantors                            -       698,854                      (698,854)              -
  Inventories                                                         -    45,317,126        91,921               -      45,409,047
  Deferred income taxes                                               -     1,951,553                       432,763       2,384,316
  Other current assets                                          188,616     1,697,547                             -       1,886,163
                                                          -------------  ------------  ------------  --------------  --------------
    Total current assets                                        981,727    99,225,179     1,983,705        (836,862)    101,353,749

Property and equipment, net                                           -    10,862,844        34,490               -      10,897,334

Intangible assets, net                                       15,568,834   102,370,060                             -     117,938,894

Investment in subsidiaries                                   60,993,698             -                   (60,993,698)              -

Other                                                           309,656     3,561,047                             -       3,870,703
                                                          -------------  ------------  ------------  --------------  --------------
    TOTAL                                                 $  77,853,915  $216,019,130  $  2,018,195  $  (61,830,560) $  234,060,680
                                                          =============  ============  ============  ==============  ==============
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                                        $           -  $  5,908,727  $    171,599  $     (113,958) $    5,966,368
  Accrued expenses                                              325,960     2,903,642        30,000               -       3,259,602
  Intercompany payable - Parent                              (9,926,537)   10,383,350       698,854      (1,155,667)              -
  Income taxes payable                                                -     2,607,686       160,105      (1,386,240)      1,381,551
  Accrued interest payable                                            -     3,808,997             -               -       3,808,997
  Current portion - senior credit facility                            -    21,819,334       (63,240)              -      21,756,094
  Unearned revenues                                             250,954     1,587,975             -               -       1,838,929
  Other current liabilities                                           -     2,319,622        90,961               -       2,410,583
                                                          -------------  ------------  ------------  --------------  --------------
    Total current liabilities                                (9,349,623)   51,339,333     1,088,279      (2,655,865)     40,422,124

Senior subordinated notes payable, net                                -    99,071,515             -               -      99,071,515

Deferred income tax                                                   -     4,930,829             -       1,819,003       6,749,832
                                                          -------------  ------------  ------------  --------------  --------------
    Total long-term liabilities                                       -   104,002,344             -       1,819,003     105,821,347
                                                          -------------  ------------  ------------  --------------  --------------
    Total liabilities                                        (9,349,623)  155,341,677     1,088,279        (836,862)    146,243,471
                                                          -------------  ------------  ------------  --------------  --------------
Minority Interest                                                     -             -       613,671               -         613,671
                                                          -------------  ------------  ------------  --------------  --------------

Stockholders' Equity:
Preferred stock $.01 par value; 1,000,000 shares
  authorized; no shares issued or outstanding                                                                                     -
Class A Common stock $.01 par value; 30,000,000
  shares authorized; no shares issued or outstanding                                                                              -
Common stock $.01 par value; 30,000,000 shares
  authorized; 6,337,440 shares issued and 6,286,740
  shares outstanding as of January 31, 2002.                     63,374           100       556,954        (557,054)         63,374
Additional paid-in-capital                                   26,286,040             -             -      26,286,040
Retained earnings                                            61,386,244    60,799,106      (240,709)    (60,558,397)     61,386,244
Accumulated other comprehensive income                         (121,753)     (121,753)                      121,753        (121,753)
                                                          -------------  ------------  ------------  --------------  --------------
    Total                                                    87,613,905    60,677,453       316,245     (60,993,698)     87,613,905
Common stock in treasury at cost                               (410,367)            -             -               -        (410,367)
                                                          -------------  ------------  ------------  --------------  --------------
    Total stockholders' equity                               87,203,538    60,677,453       316,245     (60,993,698)     87,203,538
                                                          -------------  ------------  ------------  --------------  --------------
    TOTAL                                                 $  77,853,915  $216,019,130  $  2,018,195  $  (61,830,560) $  234,060,680
                                                          =============  ============  ============  ==============  ==============

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2002

                                                                                       Non-
                                                    Parent Only      Guarantors     Guarantors    Eliminations     Consolidated
                                                   --------------  --------------  -------------  -------------   --------------
Revenues
  Net sales                                        $           -   $   61,215,789  $  1,821,473   $           -   $   63,037,262
  Royalty income                                       1,400,015        6,161,255             -               -        7,561,270
                                                   -------------   --------------  ------------   -------------   --------------
       Total revenues                                  1,400,015       67,377,044     1,821,473               -       70,598,532
Cost of sales                                                  -       45,150,015       896,540               -       46,046,555
                                                   -------------   --------------  ------------   -------------   --------------
Gross profit                                           1,400,015       22,227,029       924,933               -       24,551,977
Operating expenses
  Selling, general and administrative expenses           932,500       16,267,916       509,635               -       17,710,051
  Depreciation and amortization                                -          851,481         1,885               -          853,366
                                                   -------------   --------------  ------------   -------------   --------------
       Total operating expenses                          932,500       17,119,397       511,520               -       18,563,417
                                                   -------------   --------------  ------------   -------------   --------------
Operating income                                         467,515        5,107,632       413,413               -        5,988,560
Interest expense                                         (18,058)       4,168,890         2,249               -        4,153,081
                                                   -------------   --------------  ------------   -------------   --------------
Income before minority interest and income tax
  provision                                              485,573          938,742       411,164               -        1,835,479
Minority interest                                              -                -       (79,103)              -          (79,103)
Equity in earnings of subsidiaries, net                 (757,911)               -             -         757,911                -
Income taxes                                             181,607          346,625       166,267               -          694,499
                                                   -------------   --------------  ------------   -------------   --------------
Net income                                         $   1,061,877   $      592,117  $    165,794   $    (757,911)  $    1,061,877
                                                   =============   ==============  ============   =============   ==============

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2001

                                                                                     Non-
                                                   Parent Only     Guarantors     Guarantors      Eliminations    Consolidated
                                                   -----------    ------------  -------------    --------------   ------------
Revenues
  Net sales                                        $         -    $ 61,694,928  $  (1,183,803)   $            -   $ 60,511,125
  Royalty income                                       778,181       5,624,705              -                 -      6,402,886
                                                   -----------    ------------  -------------    --------------   ------------
    Total revenues                                     778,181      67,319,633     (1,183,803)                -     66,914,011
Cost of sales                                                -      47,607,000       (234,991)                -     47,372,009
                                                   -----------    ------------  -------------    --------------   ------------
Gross profit                                           778,181      19,712,633       (948,812)                -     19,542,002
Operating expenses
  Selling, general and administrative expenses         583,094      12,894,043         41,563                 -     13,518,700
  Depreciation and amortization                        133,397       1,553,515              -                 -      1,686,912
                                                   -----------    ------------  -------------    --------------   ------------
    Total operating expenses                           716,491      14,447,558         41,563                 -     15,205,612
                                                   -----------    ------------  -------------    --------------   ------------
Operating income                                        61,690       5,265,075       (990,375)                -      4,336,390
Interest expense                                       (11,401)      2,861,590              -                 -      2,850,189
                                                   -----------    ------------  -------------    --------------   ------------
Income before minority interest and income tax
  provision                                             73,091       2,403,485       (990,375)                -      1,486,201
Equity in earnings of subsidiaries, net               (925,016)              -         60,950           925,016         60,950
Income taxes                                            28,432         897,653       (348,609)                -        577,476
                                                   -----------    ------------  -------------    --------------   ------------
Net income                                         $   969,675    $  1,505,832  $    (580,816)   $     (925,016)  $    969,675
                                                   ===========    ============  =============    ==============   ============

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2002

                                                                                       Non-
                                                   Parent Only      Guarantors      Guarantors    Eliminations    Consolidated
                                                 ---------------  --------------   ------------- --------------  --------------
Revenues

  Net sales                                      $             -  $  195,527,563   $  2,522,828  $            -  $  198,050,391
  Royalty income                                       3,350,103      17,888,594              -               -      21,238,697
                                                 ---------------  --------------   ------------  --------------  --------------
       Total revenues                                  3,350,103     213,416,157      2,522,828               -     219,289,088
Cost of sales                                                  -     145,000,204      1,514,240               -     146,514,444
                                                 ---------------  --------------   ------------  --------------  --------------
Gross profit                                           3,350,103      68,415,953      1,008,588               -      72,774,644
Operating expenses
  Selling, general and administrative expenses         2,422,308      42,628,013        653,595               -      45,703,916
  Depreciation and amortization                                -       2,253,164          3,030               -       2,256,194
                                                 ---------------  --------------   ------------  --------------  --------------
       Total operating expenses                        2,422,308      44,881,177        656,625               -      47,960,110
                                                 ---------------  --------------   ------------  --------------  --------------
Operating income                                         927,795      23,534,776        351,963               -      24,814,534
Interest expense                                         (18,058)     11,820,671          3,779               -      11,806,392
                                                 ---------------  --------------   ------------  --------------  --------------
Income before minority interest and income tax
  provision                                              945,853      11,714,105        348,184               -      13,008,142
Minority interest                                              -               -        (88,948)              -         (88,948)
Equity in earnings of subsidiaries, net               (7,420,374)                                     7,420,374               -
Income taxes                                             353,478       4,404,542        148,425               -       4,906,445
                                                 ---------------  --------------   ------------  --------------  --------------
Net income                                       $     8,012,749  $    7,309,563   $    110,811  $   (7,420,374) $    8,012,749
                                                 ===============  ==============   ============  ==============  ==============

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2001

                                                                                    Non-
                                                  Parent Only     Guarantors     Guarantors    Eliminations   Consolidated
                                                 -------------   ------------   ------------  --------------  ------------
Revenues
  Net sales                                      $           -   $194,011,479   $  5,120,809  $            -  $199,132,288
  Royalty income                                     2,757,782     16,568,168              -               -    19,325,950
                                                 -------------   ------------   ------------  --------------  ------------
       Total revenues                                2,757,782    210,579,647      5,120,809               -   218,458,238
Cost of sales                                                -    149,295,074      3,969,781               -   153,264,855
                                                 -------------   ------------   ------------  --------------  ------------
Gross profit                                         2,757,782     61,284,573      1,151,028               -    65,193,383
Operating expenses
  Selling, general and administrative expenses       1,759,757     36,937,815      2,056,085               -    40,753,657
  Depreciation and amortization                        400,187      4,526,390              -               -     4,926,577
                                                 -------------   ------------   ------------  --------------  ------------
       Total operating expenses                      2,159,944     41,464,205      2,056,085               -    45,680,234
                                                 -------------   ------------   ------------  --------------  ------------
Operating income                                       597,838     19,820,368       (905,057)              -    19,513,149
Interest expense                                       (42,348)    10,623,137          6,253               -    10,587,042
                                                 -------------   ------------   ------------  --------------  ------------
Income before minority interest and income tax
  provision                                            640,186      9,197,231       (911,310)              -     8,926,107
Equity in earnings of subsidiaries, net             (5,263,028)             -         85,485       5,263,028        85,485
Income taxes                                           249,032      3,427,338       (318,960)                    3,357,410
                                                 -------------   ------------   ------------  --------------  ------------
Net income                                       $   5,654,182   $  5,769,893   $   (506,865) $   (5,263,028) $  5,654,182
                                                 =============   ============   ============  ==============  ============

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2002

                                                                                               Non-
                                                               Parent Only    Guarantors    Guarantors   Eliminations  Consolidated
                                                               ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $  8,012,749  $  7,309,563  $    110,811  $ (7,420,374) $  8,012,749
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                         -     1,722,370         3,030             -     1,725,400
    Amortization of debt issue cost                                       -       612,188             -             -       612,188
    Amortization of bond discount                                         -       257,356             -             -       257,356
    Deferred income taxes                                                 -     2,554,329             -             -     2,554,329
    Minority Interest                                                     -             -        88,948             -        88,948
    Equity in earnings of subsidiaries, net                     (13,617,204)    6,196,830             -     7,420,374             -
    Other                                                                           2,826         8,957             -        11,783
    Changes in operating assets and liabilities
         (net of effects of acquisitions):
         Accounts receivable, net                                 4,604,311   (16,134,286)      (48,789)            -   (11,578,764)
         Inventories                                                      -     1,985,937      (351,791)            -     1,634,146
         Other current assets and prepaid income taxes             (169,819)   (4,424,678)      (38,070)            -    (4,632,567)
         Other assets                                              (602,693)   (1,200,162)            -             -    (1,802,855)
         Accounts payable and accrued expenses                      687,004     3,320,988        67,054             -     4,075,046
         Income taxes payable                                        50,575    (1,341,838)      (90,288)            -    (1,381,551)
         Accrued interest payable                                         -    (2,542,237)            -             -    (2,542,237)
         Other current liabilities and unearned revenues            (44,280)      142,933       (36,238)            -        62,415
                                                               ------------  ------------  ------------  ------------  ------------
           Net cash used in operating activities                 (1,079,357)   (1,537,881)     (286,376)            -    (2,903,614)
                                                               ------------  ------------  ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                        -   (20,611,092)            -             -   (20,611,092)
Payment on purchase of intangible assets, net                             -      (210,914)            -             -      (210,914)
Payment for acquired businesses, net of cash acquired                     -   (25,084,374)            -             -   (25,084,374)
                                                               ------------  ------------  ------------  ------------  ------------
           Net cash used in investing activities:                         -   (45,906,380)            -             -   (45,906,380)
                                                               ------------  ------------  ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of senior subordinated notes                                 -    (2,199,492)            -             -    (2,199,492)
Net (payments) proceeds from senior credit facility                       -   (17,731,567)       63,240             -   (17,668,327)
Net proceeds from senior secured notes                                    -    55,589,250             -             -    55,589,250
Net proceeds from real estate mortgage                                    -    11,600,000             -             -    11,600,000
Proceeds from exercise of stock options                           1,237,005             -             -             -     1,237,005
                                                               ------------  ------------  ------------  ------------  ------------
           Net cash provided by financing activities:             1,237,005    47,258,191        63,240             -    48,558,436
                                                               ------------  ------------  ------------  ------------  ------------
Effect of exchange rate changes on cash and cash equivalents                                     13,718                      13,718
NET (DECREASE) INCREASE IN CASH                                     157,648      (186,070)     (209,418)            -      (237,840)
CASH AT BEGINNING OF YEAR                                                 -       124,998     1,178,980             -     1,303,978
                                                               ------------  ------------  ------------  ------------  ------------
CASH AT END OF YEAR                                            $    157,648  $    (61,072) $    969,562  $          -  $  1,066,138
                                                               ============  ============  ============  ============  ============

                PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2001

                                                                                           Non-
                                                           Parent Only    Guarantors    Guarantors    Eliminations    Consolidated
                                                          -------------  ------------  ------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $   5,654,182  $  5,769,893  $   (506,865) $   (5,263,028) $    5,654,182
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                 400,187     4,169,050             -               -       4,569,237
  Amortization of debt issue cost                                     -       462,011             -               -         462,011
  Amortization of bond discount                                       -       123,000             -               -         123,000
  Equity in earnings of subsidiaries, net                    (5,263,028)            -             -       5,263,028               -
  Other                                                                       (58,453)            -               -         (58,453)
  Changes in operating assets and liabilities (net of
    effects of acquisitions):
    Accounts receivable, net                                  1,321,162       648,035       580,013          39,614       2,588,824
    Inventories                                                       -     9,096,938       (44,520)              -       9,052,418
    Other current assets and prepaid income taxes                12,743      (198,593)            -               -        (185,850)
    Other assets                                                (82,768)     (894,771)      (85,485)              -      (1,063,024)
    Accounts payable and accrued expenses                       (77,592)   (2,051,443)      183,831         (39,614)     (1,984,818)
    Income taxes payable                                              -     2,302,152       (80,333)              -       2,221,819
    Accrued interest payable                                          -    (3,161,433)            -               -      (3,161,433)
    Other current liabilities and unearned revenues             (46,570)      283,190             -               -         236,620
                                                          -------------  ------------  ------------  --------------  --------------
      Net cash provided by operating activities               1,918,316    16,489,576        46,641               -      18,454,533
                                                          -------------  ------------  ------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                    -    (1,930,689)            -               -      (1,930,689)
Payment on purchase of intangible assets, net                  (138,061)       18,982             -               -        (119,079)
                                                          -------------  ------------  ------------  --------------  --------------
      Net cash used in investing activities:                   (138,061)   (1,911,707)            -               -      (2,049,768)
                                                          -------------  ------------  ------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments in borrowings under term loan                          -   (14,843,898)            -               -     (14,843,898)
Purchase of treasury stock                                   (1,787,130)            -             -               -      (1,787,130)
Proceeds from exercise of stock options                           6,875             -             -               -           6,875
                                                          -------------  ------------  ------------  --------------  --------------
      Net cash used in financing activities:                 (1,780,255)  (14,843,898)            -               -     (16,624,153)
                                                          -------------  ------------  ------------  --------------  --------------

NET (DECREASE) INCREASE IN CASH                                       -      (266,029)       46,641               -        (219,388)
CASH AT BEGINNING OF YEAR                                             -       344,741             -               -         344,741
                                                          -------------  ------------  ------------  --------------  --------------
CASH AT END OF YEAR                                       $           -  $     78,712  $     46,641  $            -  $      125,353
                                                          =============  ============  ============  ==============  ==============

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

Critical Accounting Policies

         Financial Reporting Release No. 60 requires all registrants to outline critical accounting policies or methods used in the preparation of its financial statements. Included in the footnotes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended January 31, 2002 is a summary of all significant accounting policies used in the preparation of the Company's consolidated financial statements. The Company follows the accounting methods and practices as required by Accounting Principles Generally Accepted in the United States of America ("GAAP"). In particular, the Company's critical accounting policies and areas it uses judgment in are the areas of revenue recognition, the allowance for recoverability of customer accounts receivable, provision for customer sales returns and allowances, inventory methods and valuations, and provisions for impairments on long-lived assets including trademarks.

Results of Operations

         The following is a discussion of the results of operations for the three and nine month periods ended October 31, 2002 compared with the three and nine month periods ended October 31, 2001

         Items Affecting Comparability of Fiscal 2002 Period

         Adoption of SFAS No. 142. As is disclosed in Note 9 to the Unaudited Consolidated Financial Statements, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," as of February 1, 2002. Under the provisions of SFAS No. 142, goodwill is no longer amortized after the date of adoption. Intangible assets as of the date of adoption are evaluated to determine if they have finite or indefinite useful lives. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite useful lives are not amortized. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require the disclosure of prior years results adjusted to exclude amortization expense related to goodwill and intangible assets which are no longer being amortized. Basic and diluted earnings per share for the three months ended October 31, 2001, adjusted to exclude amounts no longer being amortized under the provisions of SFAS No. 142, were $0.25. Basic and diluted earnings per share for the nine-month period ended October 31, 2001 were $1.17.

         Adoption of EITF Issue No. 01-09. As is disclosed in Note 9 to the Unaudited Consolidated Financial Statements, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products," as of February 1, 2002. The provisions of EITF No. 01-09, relates to the measurement, recognition and presentation of certain sales incentives offered to the company's customers. These new accounting rules apply to certain sales incentives such as discounts, coupons, rebates and certain payments made to retailers for shelf space or reimbursement of advertising costs. These accounting rules generally require these incentives to be reflected as a reduction in revenue on the income statement rather than selling, general and administrative expense. Upon adoption of these rules at the beginning of fiscal 2003, all prior financial statement results have been restated to reflect the impact of the change. Previously reported net sales for the first, second and third quarters of fiscal 2002 were reduced by $403,000, $214,000 and $554,000, respectively to conform to the new accounting standard. The adoption of this new accounting standard had no impact on the Company's income before minority interest and income taxes, net income or financial position.

   Results Of Operations- Three and Nine Months Ended October 31, 2002 Compared with Three and Nine Months Ended October 31, 2001.

         Total revenues. Total revenues consist of net sales and royalty income. Total revenues for the three months ended October 31, 2002 were $70.6 million, an increase of 6.4% from $66.4 million for the third quarter of the fiscal year ended January 31, 2002 ("fiscal 2002"). Total revenues for the nine months ended October 31, 2002 increased 0.4% to $219.3 million from $218.5 million for the nine months ended October 31, 2001. The increase was due mainly to an increase in net sales and royalty income as discussed below.

         Net sales. Net sales increased $3.0 million or 5.1% to $63.0 million for the third quarter of the fiscal year ending January 31, 2003 ("fiscal 2003") from $60.0 million in the third quarter of the fiscal year ended January 31, 2002 ("fiscal 2002"). The increase was mainly due to increases in net sales of branded products in the chain department stores and corporate wear channels of distribution, and net sales of the Jantzen swimwear line acquired in March 2002, offset by a reduction in sales of private label products and in the off-price stores channel of distribution. Net sales decreased $1.0 million or 0.5% to $198.1 million for the nine months ended October 31, 2002 from $199.1 million for the nine months ended October 31, 2001. Net sales for the nine months ended October 31, 2001 included $5.1 million from sales of Perry Ellis America shoes by the Company's European subsidiary. In periods both prior and subsequent to such quarter this product was sold by a third party licensee and accordingly, the Company only recognized royalty income from those sales during those periods. During the nine month period ended October 31, 2002, the decrease in net sales in Europe and in the private label products and in the off-price stores channel of distribution was offset in part by an increase in net sales in Canada of $2.3 million and net sales of the Jantzen swimwear line of $7.3 million.

         Royalty income. Royalty income for the three months ended October 31, 2002 was $7.6 million, an increase of 18.1% from $6.4 million for the comparable fiscal 2002 quarter. Royalty income for the nine months ended October 31, 2002 increased 9.9% to $21.2 million from $19.3 million for the nine months ended October 31, 2001. The increase in royalty income for the three and nine months ended October 31, 2002 was due primarily to increased royalty income from licenses for the Perry Ellis brand and royalties from licenses for the Jantzen brand.

         Cost of sales. Cost of sales for the three months ended October 31, 2002 decreased $1.3 million or 2.8% to $46.1 million from $47.4 million in the comparable fiscal 2002 quarter. For the nine months ended October 31, 2002, cost of sales of $146.5 million was $6.8 million, or 4.4% lower than $153.3 million for the nine months ended October 31, 2001. The decrease in costs of sales for the three and nine month periods ended October 31, 2002 was due mainly to the decrease in net sales to certain channels of distribution as described above in net sales. As a percentage of net sales, cost of sales for the three months ended October 31, 2002 decreased to 73.0% from 79.0% for three months ended October 31, 2001. As a percentage of net sales, cost of sales for the nine months ended October 31, 2002 decreased to 74.0% from 77.0% for the comparable period of fiscal 2002. The decrease in cost of sales as a percentage of net sales for the three and nine month periods of fiscal 2003 was due primarily to improvements in the Company's sourcing costs, more effective inventory management and a change in sales mix from private label to branded products.

         Gross Profit. For the three months ended October 31, 2002, gross profit increased 29.3% to $24.6 million from $19.0 million for the comparable fiscal 2002 quarter. For the nine months of fiscal 2003, gross profit increased 11.6% to $72.8 million from $65.2 million for the comparable fiscal 2002 period. The increase in gross profit for the three and nine month periods ended October

31, 2002 is primarily attributable to improvements in the Company's sourcing costs, more effective inventory management, a change in the Company's product sales mix, and an increase in royalty income all as described above.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.7 million or 36.6%, to $17.7 million for the quarter ended October 31, 2002 from $13.0 million for the fiscal 2002 quarter. As a percentage of total revenue, selling, general and administrative expenses were 25.1% in the fiscal 2003 quarter compared to 19.6% in the comparable fiscal 2002 quarter. The increase in selling, general and administrative costs for the quarter ended October 31, 2002 is primarily attributable to the increase in operating expenses of $3.6 million related to the Jantzen acquisition, operating expenses of the Canadian joint venture of $0.35 million, and the timing of certain other recurring operating expenses. Selling, general and administrative expenses, excluding depreciation and amortization, increased $4.9 million or 12.1%, to $45.7 million for the nine months ended October 31, 2002 from $40.8 million in the comparable fiscal 2002 period. As a percentage of total revenue, selling, general and administrative expenses were 20.8% in the nine month period ended October 31, 2002 compared to 18.7% in the comparable fiscal 2002 period. The increase in selling, general and administrative costs for the nine month period ended October 31, 2002 of fiscal 2003 is primarily attributable to expenses incurred by the Jantzen operation of $5.3 million, operating expenses of the Company's Canadian joint venture of $0.6 million and increased operating expenses of the Company's retail outlet by $0.6 million, offset by the elimination of expenses of our European subsidiary of $2.0 million.

         Depreciation and amortization. Depreciation and amortization decreased $0.8 million for the three months ended October 31, 2002 to $0.9 million from $1.7 million in the comparable quarter of fiscal 2002. Depreciation and amortization decreased $2.7 million for the nine months ended October 31, 2002 to $2.2 million from $4.9 million in the comparable fiscal 2002 period. The decrease is due primarily to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," as of February 1, 2002. Under the provisions of SFAS No. 142, goodwill is no longer amortized after the date of adoption. Intangible assets as of the date of adoption are evaluated to determine if they have finite or indefinite useful lives. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite useful lives are not amortized.

         Interest expense. Interest expense increased $1.3 million or 45.7% for the three months ended October 31, 2002 to $4.2 million from $2.9 million in the comparable fiscal 2002 quarter. The increase is mainly due to the 9 1/2% senior secured notes issued in March 2002, offset by the reduction in borrowings, favorable interest rates and the interest rate swap agreements on the Company's 12 1/4% senior subordinated notes and the 9 1/2% senior secured notes. Interest expense increased $1.2 million or 11.5% for the nine months ended October 31, 2002 to $11.8 million from $10.6 million in the comparable fiscal 2002 period. The increase is mainly due to the 9 1/2 % senior secured notes issued in March 2002, offset by reduction in borrowings, favorable interest rates and the effect of the interest rate swap agreements on the Company's 12 1/4% senior subordinated notes and the 9 1/2% senior secured notes.

         Income taxes. For the three months and nine months ended October 31, 2002, the effective tax rate was 37.8% and 37.7% as compared to 38.9% and 37.6% for the comparable fiscal 2002 period.

         Net income. Net income for the three months ended October 31, 2002 increased $0.1 million to $1.1 million from $1.0 million for the comparable fiscal 2002 quarter. As a percentage of total revenues, net income was 1.5% for the three months ended October 31, 2002, compared to 1.5% in the comparable fiscal 2002 quarter. Net income for the nine months ended October 31, 2002 increased $2.3 million to $8.0 million from $5.7 million for the comparable fiscal 2002 period. As a percentage of total revenues, net income was 3.7% for the nine months ended October 31, 2002, compared to 2.6% in the comparable fiscal 2002 period. The increase in net income was due to the changes described above.

Liquidity and Capital Resources

         The Company relies primarily upon cash flow from operations and borrowings under its senior credit facility to finance operations and expansion. Cash used in operating activities was $2.9 million in the nine months ended October 31, 2002, compared to cash provided by operating activities of $18.5 million in the comparable fiscal 2002 quarter. The increase of $21.4 million in the level of cash used in operating activities is primarily attributable to an increase in accounts receivable and other current assets, offset in part by higher earnings, and a decrease in inventory.

         Net cash used in investing activities was $45.9 million for the nine months ended October 31, 2002, which primarily reflects the $27.0 million purchase of the Jantzen business (including fees related to the transaction). In addition, the Company used $20.6 million for the purchase of property, plant and equipment which included the $14.5 million contingent rental payment that was required by the termination of the synthetic lease and the acquisition of the building, $2.5 million purchase of the Seneca distribution center and purchases of computer equipment and related software enhancement costs of $3.6 million.

         Net cash provided by financing activities for the nine months ended October 31, 2002 totaled $48.6 million, which was primarily the result of net proceeds of the offering of the 9 1/2% senior secured notes of $ 55.6 million, net repayments of borrowings under the Company's senior credit facility of $17.7 million, net repayments of senior subordinated notes of $2.2 million, proceeds from the exercise of employee stock options of $1.2 million and the real estate mortgage of $11.6 million on the Company's main administrative office, warehouse and distribution facility.

         Senior Credit Facility

         In October 2002, the Company entered into a new senior credit facility with a group of financial institutions. The senior credit facility provides the Company with a revolving credit line up to an aggregate amount of $60.0 million. The following is a description of the terms of the new senior credit facility, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all of the provisions of the senior credit facility.

         Certain Covenants. The senior credit facility contains certain covenants, which require us to maintain a minimum EBITDA and which restrict the payment of dividends. The Company is currently in compliance with all its covenants under the senior credit facility.

         Borrowing Base. Borrowings under the senior credit facility are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to the sum of a) 85.0% of eligible receivables plus b) 85.0% of our eligible factored accounts receivables up to $5.0 million plus c) the lesser of the inventory loan limit or the lesser of 65.0% of eligible finished goods inventory or 85% of the net recovery percentage (such net recovery percentage being 62%) of eligible inventory or the loan limit minus d) 35% of the amount of outstanding letters of credit for eligible inventory, e) the full amount of all other outstanding letters of credit issued pursuant to the senior credit facility which are not fully secured by cash collateral, and f) licensing reserves for which the Company is the licensee of certain branded products.

         Interest. Interest on the principal balance under the senior credit facility accrues, at the Company's option, at either a) the Company's bank prime lending rate with adjustments depending upon the Company's quarterly average excess availability plus excess cash or leverage ratio b) 2.00% above the rate quoted by the Company' s bank as the average Eurodollar Rate ("Eurodollar") for 1, 2, 3 and 6-month Eurodollar deposits with 1/4 point adjustments depending upon the Company's quarterly average excess availability plus excess cash and leverage ratio at the time of borrowing.

         Security. As security for the indebtedness under the senior credit facility, the Company granted the lenders a first priority security interest in substantially all of the Company's existing and future assets other than its existing trademark portfolio, including, without limitation, accounts receivable, inventory deposit accounts, general intangibles and equipment. Lenders under the senior credit facility have a second priority security interest in the Company's trademarks.

         Letter of Credit Facility

         As of October 31, 2002, the Company maintained four US dollar letter of credit facilities totaling $57.0 million and one Canadian dollar letter of credit facility totaling $2.4 million utilized by the Company `s Canadian joint venture. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens or the Company's assets. As of October 31, 2002, there was $30.1 million available under existing letter of credit facilities.

         Senior Secured Notes

         On March 22, 2002, the Company completed a private offering of $57.0 million 9 1/2% senior secured notes due 2009. The proceeds of the private offering were used to fund the Jantzen acquisition, to reduce the amount of outstanding debt under the previous senior credit facility and as additional working capital.

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

         Real Estate Financing

         The Company occupied its main administrative office, warehouse and distribution facility under a synthetic operating lease for a 240,000 square foot facility in Miami, Florida. The lease, as amended, expired on June 30, 2002, and required a final payment at termination of $14.5 million.

         On June 30, 2002, the Company made the required payment under the synthetic lease and partially refinanced the acquisition of the facility with an $11.6 million mortgage. The mortgage has customary covenants and as of October 31, 2002, the Company is in compliance with these covenants.

         On September 13, 2002, the Company purchased a distribution center in Seneca, South Carolina for $2.5 million in cash. The Company had secured the option to purchase the facility as part of the March 2002 Jantzen acquisition.

Contractual Obligations and Commercial Commitments

The following tables illustrate our contractual obligations and commercial commitments as of October 31, 2002 and include the effects of the transactions and amendments discussed above that occurred during the third quarter ended October 31, 2002.

                                                                         Payments Due by Period
                                      ----------------------------------------------------------------------------------------
                                                           Less than
       Contractual Obligations            Total              1 year          1-3 years         4-5 years        After 5 years
       -----------------------        ---------------    ---------------   -------------    ---------------    ---------------
Senior subordinated notes              $ 100,000,000        $         -     $         -      $ 100,000,000       $          -
                                      ===============    ===============   =============    ===============    ===============
Senior secured notes                   $  57,000,000        $         -     $         -      $           -       $ 57,000,000
                                      ===============    ===============   =============    ===============    ===============
Real estate mortgage                   $  11,600,000                        $   170,896      $     307,025       $ 11,122,079
                                      ===============    ===============   =============    ===============    ===============
Operating leases                       $   9,907,724        $ 2,039,164     $ 3,272,034      $   3,123,117       $  1,473,409
                                      ===============    ===============   =============    ===============    ===============
Total contractual cash obligations     $ 178,507,724        $ 2,039,164     $ 3,442,930      $ 103,430,142       $ 69,595,488
                                      ===============    ===============   =============    ===============    ===============

                                                                           Amount of Commitment Expiration Per Period
                                                         ---------------------------------------------------------------------
                                                           Less than
    Other Commercial Commitments          Total              1 year          1-3 years         4-5 years        After 5 years
    ----------------------------      ---------------    ---------------   -------------    ---------------    ---------------
Letter of credit                       $  29,260,088       $ 29,260,088     $         -      $           -       $          -
                                      ===============    ===============   =============    ===============    ===============
Stand by letters of credit             $   2,750,000       $          -     $         -      $   2,750,000       $          -
                                      ===============    ===============   =============    ===============    ===============
Total commercial commitments           $  32,010,088       $ 29,260,088     $         -      $   2,750,000       $          -
                                      ===============    ===============   =============    ===============    ===============

Management believes that the combination of borrowing availability under the amended senior credit facility, letter of credit facilities, and funds anticipated to be generated from operating activities, will be sufficient to meet our operating and capital needs in the foreseeable future.

Effects of Inflation and Foreign Currency Fluctuations

         The Company does not believe that inflation or foreign currency fluctuations significantly affected its results of operations for the three and nine months ended October 31, 2002.

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

     In August 2001, the Company entered into an interest rate swap, option and interest rate cap agreements (the "August Swap Agreement"), for an aggregate notional amount of $40.0 million in order to minimize its debt servicing costs associated with its $100.0 million of 12 1/4 % senior subordinated notes due April 1, 2006. The August Swap Agreement was subsequently modified through a basis swap entered into in October 2001 (the "October Swap Agreement," and collectively with the August Swap Agreement, the "Swap Agreement"). The Swap Agreement is scheduled to terminate on April 1, 2006. Under the Swap Agreement, the Company is entitled to receive semi-annual interest payments on October 1, and April 1, at a fixed rate of 12 1/4% and is obligated to make semi-annual interest payments on October 1, and April 1, at a floating rate based on the 6-month LIBOR rate plus 715 basis points for the 18 months period October 1, 2001 through March 31, 2003 (per October Swap Agreement); and 3-month LIBOR rate plus 750 basis point for the period April 1, 2003 through April 1, 2006 (per the August Swap Agreement). The Swap Agreement has optional call provisions with trigger dates of April 1, 2003, April 1, 2004 and April 1, 2005, which contain certain premium requirements in the event the call is exercised.

     The fair value of the August 2001 swap and the option component of the Swap Agreement recorded on the Company's Consolidated Balance Sheet was ($0.6) million and $2.2 million, respectively, as of October 31, 2002. The interest rate cap and basis swap component of the Swap Agreement did not qualify for hedge accounting treatment under the SFAS No. 133, resulting in $0.2 million increase in interest expense for the three months ended October 2002 of fiscal 2003 and an increase of $0.4 million in interest expense for the nine months ended October 2002 of fiscal 2003 on the Statement of Operations for the three and nine months ended October 31, 2002 of fiscal 2003.

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

     The fair value of the March 2002 swap and the option component of the March Swap Agreement recorded on the Company's Consolidated Balance Sheet was $5.6 million and ($0.8) million, respectively, as of October 31, 2002.

    The Company current exposure to foreign exchange risk is not significant and accordingly, the Company has not entered into any transactions to hedge against those risks.

Item 4: Internal Controls

(a) Evaluation of disclosure controls and procedures.

    The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on October 16, 2002, have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls.

    There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls and procedures subsequent October 16, 2002, the date of their last evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

PART II:   OTHER INFORMATION

ITEM 1.    Legal Proceedings

     Not applicable

ITEM 2.    Changes in Securities

     Not applicable

ITEM 3.    Defaults Upon Senior Securities

     Not applicable

ITEM 4.    Submission of Matters to a Vote of Security Holders

     Not applicable.

ITEM 5.    Other Information

     Not applicable

ITEM 6.    Exhibits and Reports on Form 8-K

     (a) Index to Exhibits

     Exhibit
     Number     Description
     ------     -----------

     10.40      Loan and Security Agreement dated as of October 1, 2002

     99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

     99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

     (b) Reports on Form 8-K:

     None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: December 13, 2002
                                    By: /s/ Timothy B. Page
                                        ----------------------------------------
                                        Timothy B. Page, Chief Financial Officer

                                 Certification

I, George Feldenkreis, certify that:

1) I have reviewed the Registrant's Form 10-Q quarterly report for the period ended October 31, 2002 (the "Re port").

2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

4) The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant `s auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   /s/ George Feldenkreis
                                   -------------------------------------------
                                   Name:  George Feldenkreis
                                   Title: Chairman and Chief Executive Officer
                                          (Chief Executive Officer)

                                  Certification

I, Timothy B. Page, certify that:

1) I have reviewed the Report.

2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

4) The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant' s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ Timothy B. Page
                                        --------------------------------
                                        Name:  Timothy B. Page
                                        Title: Chief Financial Officer
                                               (Chief Financial Officer)

                                 Exhibit Index

Exhibit
Number   Description

10.40    Loan and Security Agreement dated as of October 1, 2002

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act