Form 10-K
period 2003-01-31
PERRY ELLIS INTERNATIONAL INC
filed 2003-03-17
CIK 900349

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission File number 0-21764

Perry Ellis International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-1162998
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3000 N.W. 107th Avenue Miami, Florida	33172
(Address of Principal Executive Offices)	(Zip Code)

(305) 592-2830

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past  90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock is 6,425,641 (as of March 11, 2003).

The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $38,923,108 (as of July 31, 2002).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

Portions of the Company’s Proxy Statement for the 2003 Annual Meeting—Part III

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. References in this report to the Jantzen acquisition refer to our acquisition of the Jantzen swimwear business from subsidiaries of VF Corporation in March 2002. References in this report to the Salant acquisition refer to our pending acquisition by merger of Salant Corporation pursuant to a definitive merger agreement entered into in February 2003. References in this report to annual financial data for Perry Ellis refer to fiscal years ending January 31. This Form 10-K contains trademarks held by us and those of third parties.

General information about Perry Ellis can be found at www.perryellis.com. Perry Ellis makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current report on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 available free of charge on its web site, as soon as reasonably practicable after they are electronically filed with the SEC.

FORWARD-LOOKING STATEMENTS

We caution readers that this report and the portions of the proxy statement incorporated by reference into this report include “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “believe,” “intend,” “plan, “envision,” and similar words or phrases. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that would affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth in various places in this report and in the portions of the proxy statement incorporated by reference, including under the heading Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. These factors include:

•	general economic conditions,

•	a decrease in business from or loss of an important customer,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	our ability to carry out growth strategies,

•	our ability to contain costs,

•	our ability to integrate acquired businesses, trademarks, trade names and licenses into our existing organization and operations,

•	our future capital needs and the ability to obtain financing,

•	our ability to predict consumer preferences,

•	our ability to compete,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	anticipated trends and conditions in our industry, including future consolidation,

•	changes in the costs of raw materials, labor and advertising,

•	failure of a supplier or licensee to use acceptable operating and labor practices,

•	restrictions and limitations placed on us by our debt instruments,

•	changes in fashion trends and customer acceptance of both new designs and newly introduced products,

•	the level of consumer spending for apparel and other merchandise,

•	exposure to foreign currency risk,

•	competition among department and specialty stores,

•	possible disruption in commercial activities due to terrorist activity and armed conflict, and

•	other factors set forth in this report and in our filings with the Securities and Exchange Commission (the “SEC”).

You are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

PART I

Item 1. Business

Overview

Perry Ellis is a leading designer, marketer and licensor of a broad line of high quality men’s sportswear, including casual and dress casual shirts, golf sportswear, sweaters, dress casual pants and shorts, jeans wear, active wear and swimwear to all levels of retail distribution. During fiscal 2003, with the Jantzen acquisition, Perry Ellis began designing and marketing women’s swimwear under the Jantzen® and Southpoint® brands, women’s and junior’s swimwear under the Tommy Hilfiger® brand, and women’s and junior’s swimwear, men’s and junior’s competitive swimwear, swimwear accessories and apparel under the Nike® brand.

Perry Ellis owns or licenses the brand names under which most of its products are sold. These brand names include Perry Ellis®, John Henry®, Manhattan®, PING® and Mondo di Marco® for dress casual wear, Cubavera®, Havanera®, Havana Shirt Co.®, Natural Issue®, Munsingwear® and Grand Slam® for casual sportswear, Perry Ellis America® and Natural Issue for jeans wear, PING, Perry Ellis and Munsingwear for golf sportswear, Pro Player® and Perry Ellis America for active wear, NAUTICA® for selected product lines for sale to corporate purchasers and Jantzen, Southpoint, Nike and Tommy Hilfiger brands for swimwear and swimwear accessories.

Perry Ellis’ distribution channels include regional, national and international department stores, national and regional chain stores, mass merchants, green grass (i.e., golf related), specialty stores and corporate wear distributors throughout the United States, Puerto Rico and Canada. Perry Ellis’ largest customers include  Wal-Mart Stores, J.C. Penney Company, Inc., Kohl’s Corporation, Sears Roebuck and Co., Mervyn’s, and  K-Mart Corporation.

Perry Ellis also licenses its trademark portfolio domestically and internationally to third parties for apparel and various other products that Perry Ellis does not sell including men’s and women’s footwear and men’s suits, underwear, loungewear, active wear, outerwear, fragrances and accessories. In addition to generating additional sources of revenue for Perry Ellis, these licensing arrangements raise the overall awareness of Perry Ellis’ brands.

Perry Ellis has built its broad portfolio of brands through selective acquisitions and the establishment of its own brands over its 36-year operating history. In recent years, through acquisition of brands and internal growth, Perry Ellis has experienced significant overall growth. From Perry Ellis’ initial public offering in 1993 to fiscal 2003, Perry Ellis has experienced a compound annual revenue growth rate of 22.3%. In order to continue to grow, Perry Ellis selectively evaluates a number of acquisition candidates each year.

Through its “family of brands” marketing strategy, Perry Ellis seeks to develop and enhance a distinct brand name, styling and pricing strategy for each product category within each distribution channel and target consumer. Perry Ellis markets its brands to a wide range of segments, targeting consumers in specific age, income and lifestyle categories. Perry Ellis also produces goods sold under private label programs for various retail customers. Branded product and private label sales accounted for 75.0% and 25.0% of Perry Ellis’ fiscal 2003 net sales, respectively, compared to 63.0% and 37.0% of fiscal 2002 net sales, respectively.

Perry Ellis believes that its competitive strengths position it well to capitalize on several trends that have affected the apparel sector in recent years. These trends include the consolidation of the department and chain store sectors into a smaller number of stronger retailers, which represent some of Perry Ellis’ most important customers, the increased reliance of retailers on reliable suppliers with design expertise and advanced systems and technology, and the continued importance of strong brands as a source of product differentiation.

Perry Ellis primarily contracts for the manufacture of its products through a worldwide network of quality manufacturers. Perry Ellis currently uses approximately 130 independent suppliers, located in the Far East, other parts of Asia, Africa and South and Central America. Perry Ellis believes that its extensive sourcing experience enables it to obtain quality products on a cost-effective basis.

Recent Developments

Jantzen Acquisition

In March 2002, Perry Ellis completed the Jantzen acquisition, which was the acquisition of certain assets of Jantzen, Inc., a recognized innovator in swimwear since 1910, from subsidiaries of VF Corporation. The purchase price of the Jantzen acquisition was approximately $24.0 million, excluding transaction fees. The Jantzen brand has a history of over 90 years and its products are sold in upscale department stores, national and regional chain stores, mass merchants and specialty shops. The acquisition was financed with a portion of the proceeds from a $57.0 million offering of 9½% senior secured notes due 2009 described below.

The Jantzen assets Perry Ellis acquired consisted primarily of trademarks and trade names, license agreements, certain equipment, other items of personal property, showroom leases and a limited amount of inventory relating to the 2003 season. Perry Ellis also acquired the license for the Tommy Hilfiger brand for women’s and junior’s swimwear and the Nike brand for women’s and junior’s swimwear, men’s and junior’s competitive swimwear, swimwear accessories and apparel. Perry Ellis plans on building on Jantzen’s reputation for high-quality swimwear. The Jantzen acquisition has added to Perry Ellis’ strong portfolio of brands, allowed Perry Ellis to broaden its product line into new product categories, such as women’s swimwear and sportswear and increased Perry Ellis’ licensing revenues.

Secured Notes Offering

On March 22, 2002, Perry Ellis completed a private offering of $57.0 million 9½% senior secured notes due 2009. Approximately $24.0 million of the net proceeds of this offering was used to finance the Jantzen acquisition, with the remainder of the net proceeds being used to reduce the amount of outstanding debt under Perry Ellis’ senior credit facility and as additional working capital. The senior secured notes are secured by a first priority security interest granted in Perry Ellis’ portfolio of trademarks and licenses as of the closing date of the Jantzen acquisition, including the trademarks, licenses and all income, royalties and other payments acquired in the Jantzen acquisition. The senior secured notes are senior secured obligations of Perry Ellis and rank pari passu in right of payment with all of its existing and future senior indebtedness.

The Salant Acquisition

On February 3, 2003, Perry Ellis entered into a merger agreement with Salant Corporation, Perry Ellis’s largest licensee, which provides for the merger of a wholly owned Perry Ellis subsidiary with Salant. If the merger is completed, Salant will become a wholly owned subsidiary of Perry Ellis. Salant paid $5.7 million in royalties and $2.7 million in advertising contribution to Perry Ellis in fiscal 2003. The merger is subject to customary closing conditions. Perry Ellis expects to close the merger before the end of its second fiscal quarter if all of the conditions to the merger are satisfied.

The aggregate merger consideration to be paid by Perry Ellis is $91.0 million, and it is expected to be comprised of approximately $52.0 million in cash and approximately $39.0 million worth of newly issued Perry Ellis common stock. Salant shareholders will receive approximately $9.37 per share in value comprised of at least $5.35 per share in cash and not more than $4.02 per share of Perry Ellis common stock. The precise fraction of a share of Perry Ellis common stock that Perry Ellis will issue in the merger for each Salant share will be determined based on the average closing price of the Perry Ellis common stock for the 20-day period ending three trading days before the anticipated merger closing date. The maximum number of shares of Perry Ellis common stock, however, that may be issued in the Salant acquisition is limited to 3,250,000.

The cash portion of the merger consideration will be funded from Perry Ellis’ existing cash reserves and through borrowings under its senior credit facility. Perry Ellis obtained a commitment from the lead senior lender in its existing senior credit facility to increase the facility from $60.0 million to $110.0 million, with a  $30.0 million sub-limit for letters of credit.

Salant licenses the Perry Ellis brand from Perry Ellis for men’s sportswear, dress shirts, dress pants and leather accessories and derived approximately $164.3 million or 65.2% of its revenues for the fiscal year ended December 28, 2002 from the sale of Perry Ellis products. The remaining approximately $87.7 million of Salant’s fiscal 2002 revenue is made up of Salant’s owned brands such as Axis® for active wear and Tricots St. Raphael® for sweaters, sales under license agreements for use of the JNCO® and Ocean Pacific® brands, as well as several private label programs. The Axis and Tricots St. Raphael brands are both sold at upscale retailers. Salant also operates 40 leased retail outlet stores around the country.

If the Salant acquisition is completed, Perry Ellis will be positioned to enter the men’s collection market for sportswear, dress shirts and dress pants and the leather accessories market. With the acquisition, Perry Ellis will also begin to design, market and license products under the Axis and Tricots St. Raphael brands, and under the JNCO trademark for menswear. Furthermore, Perry Ellis will begin marketing menswear under the Ocean Pacific brands as a licensee, if the written consent of Ocean Pacific Apparel Corp. is obtained.

Perry Ellis believes the Salant acquisition will allow the company to exercise greater control of the Perry Ellis brands’ major product categories, add significant revenue and earnings growth, strengthen Perry Ellis’ management team and enhance the company’s efforts to build a stronger domestic and international licensing business. In addition, Perry Ellis believes that the Salant acquisition will also provide the company with two well-recognized brands, Axis and Tricots St. Raphael, to further strengthen its brand portfolio.

Competitive Strengths

Perry Ellis believes that it has the following competitive advantages in its industry:

Portfolio of Family of Brands.    Perry Ellis owns and markets eight major brands Perry Ellis, Jantzen, Natural Issue, Munsingwear, Grand Slam, John Henry, Manhattan, and Cubavera with a total of over 41 sub-brands (such as Perry Ellis Portfolio, Perry Ellis America, Southpoint, Original Penguin® and Havanera). If the Salant acquisition is completed, Perry Ellis will have greater control of the Perry Ellis brand and also own and market the Axis and Tricots St. Raphael brands. Perry Ellis also designs, sources and markets four other major brands (PING, NAUTICA, Nike and Tommy Hilfiger), which it licenses under existing agreements with various expiration dates and renewal options. Perry Ellis also licenses its brands and sub-licenses the PING brand to licensees for products that it does not sell directly to retailers. These brands enjoy national and international recognition in their respective sectors of the market and have a loyal consumer and retailer following. Brand recognition is critical in the apparel industry, where strong brand names help define consumer preferences and drive upscale and national chain store floor space allocation.

Strong Retailer Relationships.    Perry Ellis believes its established relationships with retailers at all distribution levels give it the opportunity to maximize the selling space dedicated to its products, monitor its brand presentation and merchandising selection, and introduce new brands and products. Perry Ellis has  long-standing relationships with its largest customers, which include J.C. Penney (more than 23 years), Federated Department Stores (16 years), Wal-Mart (14 years), Kohl’s (10 years), and Sears (20 years). Perry Ellis believes that it has maintained these relationships as a result of the quality brand names it offers its customers, innovative organic brand development, private label products and its dedication to customer service. Management, in conjunction with Perry Ellis’ staff of sales people and commissioned agents, meets with its major customers frequently to review product offerings, establish and monitor sales plans, and design joint advertising and promotional campaigns. Perry Ellis believes its reliable delivery times, consistent product quality and quick response to fashion trends and inventory demands allow it to meet its retailers’ current requirements. In addition, Perry Ellis’ global sourcing network, design expertise, advanced systems and technology, and warehousing facilities enhance its ability to meet the changing and increasing needs of its retailers and mitigates channel volatility. If the Salant acquisition is completed, Perry Ellis intends to capitalize on Salant’s strong relationship with upscale retail customers, with whom Perry Ellis does not currently do significant business. In addition, Perry Ellis believes that the Salant acquisition will also allow Perry Ellis to further diversify its customer base so that no customer will account for more than 10% of Perry Ellis’ annual net sales.

Strong Licensing Capabilities and Relationships.    Perry Ellis has gained significant experience in identifying potential licensing opportunities and has established relationships with many active licensees by actively licensing the brands it owns. Perry Ellis’ brands have solidly positioned it in more retailers at all levels of distribution giving them strong exposure nationally and internationally thereby making Perry Ellis’ brands more attractive to licensees. Perry Ellis believes that its broad portfolio of brands also appeals to licensees because it gives them the opportunity to sell its products into many different retail distribution channels. For example, a manufacturer of men’s accessories might license the Natural Issue brand to sell to national department stores or license the Munsingwear brand to target mass merchants. Further, by aligning its strengths with those of its licensees, Perry Ellis has been able to raise brand awareness, enhance its sourcing capabilities, and plan its marketing campaigns to maximize return on investment. Perry Ellis believes that its licensing expertise, which is supported by an experienced and dedicated staff, will allow it to continue marketing its brands to apparel and accessory producers effectively. Perry Ellis has already begun to bring its licensing experience and expertise to its Jantzen brand and expects to position it among the key players in the swimwear and sportswear market.

World-Wide Low-Cost Sourcing Capabilities.    Perry Ellis’ global network of suppliers enables it to purchase apparel products at competitive cost without sacrificing quality, while at the same time reacting quickly to its retailers’ needs and maximizing production flexibility. Perry Ellis developed this expertise through more than 35 years of experience in purchasing its products from suppliers around the world. No individual supplier in fiscal 2003 accounted for more than 10.0% of its total sourcing needs. Perry Ellis does not have long-term contractual arrangements with any of its suppliers, thereby affording it greater flexibility in making purchasing decisions with its vendor base. Perry Ellis currently maintains a staff of experienced sourcing professionals, principally located in the United States, Korea, China, and Taiwan. With the global network of nine sourcing and quality assurance offices, Perry Ellis is able to closely monitor its suppliers and maintain strict quality standards for the foreseeable future. By sourcing its products, Perry Ellis manages its inventories more effectively, and does not incur the costs of maintaining and operating production facilities.

Design Expertise and Advanced Technology.    Perry Ellis’ in-house staff consists of 45 senior designers and merchandisers, who are supported by a staff of 42 other design professionals. Together, they design substantially all of Perry Ellis’ products utilizing state-of-the-art computer-aided design technology. The use of this technology minimizes the time-consuming and costly production of actual sewn samples prior to customer approval. It also allows Perry Ellis to create custom-designed products meeting the specific needs of its customers and facilitates a quick response to changing fashion trends. Perry Ellis’ computer-aided design system is upgraded on an ongoing basis to allow it to enhance its design technology, instantaneously share its designs with its suppliers globally, react quicker to new product developments by competitors, and meet changes in consumer trends.

Capacity for Growth.    Perry Ellis is leveraging its recent investments in infrastructure and its skilled personnel to accommodate future internal growth and selected acquisitions. Perry Ellis owns its corporate office facility in Miami, Florida, which includes 70,000 square feet of office space, and 160,000 square feet of warehouse space, and owns three acres of vacant land adjacent to it. Perry Ellis also leases three warehouse facilities in Miami, Florida totaling approximately 103,000 square feet to handle the overflow of bulk shipments and its specialty and PING operations. In addition, in connection with the Jantzen acquisition Perry Ellis acquired 350,000 square feet of warehouse space in Seneca, South Carolina, which sits on 35 acres of land. Perry Ellis believes that these facilities, along with two third-party warehouse facilities in California, its four showrooms in New York with 25,400 square feet, and the 45,200 square feet of leased space housing Jantzen sales and design offices in Portland, Oregon are sufficient to accommodate current operations and additional personnel. If the Salant acquisition is completed, Perry Ellis will acquire an additional 360,000 square foot distribution warehouse in Winnsboro, South Carolina and 136,000 square feet of leased office, design and showroom space primarily in New York, New York.

In June 2002, Perry Ellis installed the Essentus Vision Suite ERP system in its Jantzen division. In December 2002, this system was rolled out to the remaining Perry Ellis businesses. Perry Ellis will use this system to manage customer orders, inventories and control the supply chain process. Based on the latest technology, the Essentus Vision Suite of products replaced legacy systems that were in some cases more than 20 years old. Implementation of this new system is part of Perry Ellis’ commitment to upgrading its corporate infrastructure to position Perry Ellis for future growth.

Proven Ability to Integrate Acquisitions.    Since 1993, Perry Ellis has selectively acquired and integrated eight major brands, which currently have over 41 sub-brands. In assessing acquisition candidates, Perry Ellis selectively targets brands that it believes are under-performing and can be revitalized using Perry Ellis’ competitive strengths. To date Perry Ellis’ most significant brand purchases have been its acquisitions of the Munsingwear family of brands in 1996, the Perry Ellis, John Henry and Manhattan brands in 1999, and the Jantzen brand in 2002.

As part of an extensive integration process for each brand, Perry Ellis has:

•	improved the responsiveness to market trends by applying its design and sourcing expertise,

•	communicated new positioning of the brands through various wide-ranging marketing programs,

•	began or continued licensing operations immediately upon acquisition without interruption,

•	solidified the management team to design, market and license brands,

•	repositioned the brands based on its “family of brands” strategy,

•	renegotiated existing contracts and developed new licensing agreements in new segments and markets, and

•	extended its sourcing and distribution capabilities to the products.

Perry Ellis believes that because of its existing infrastructure and experience with integrating brands it can successfully integrate additional brands into its family of brands, revitalizing them consistent with its competitive strengths.

Experienced Management Team.    Perry Ellis’ senior management team each averages nearly 25 years of experience in the apparel industry. Among other attributes, Perry Ellis’ management team has significant experience in developing and revitalizing brands, structuring licensing agreements, and dealing effectively with retailers, the trade and the financial community.

Business Strategy

Perry Ellis’ “family of brands” marketing approach is designed to develop a distinct brand for each product category within each distribution channel. For example, Perry Ellis’ golf sportswear designs for the mass market distribution channel are sold under the Munsingwear Penguin Sport brand, for department stores under the Grand Slam brand, and for higher end retailers, golf shops and resorts under the PING brand. By differentiating Perry Ellis’ brands in this manner, Perry Ellis can better satisfy the needs of each type of retailer by offering brands tailored to their specific distribution channel while not saturating its retail market. In addition, Perry Ellis believes that this strategy helps insulate it from changing retail patterns, allows it to maintain the integrity of each distribution channel, and helps prevent brand erosion.

Perry Ellis’ objective is to develop and enhance its brands by:

•	carefully maintaining distinct distribution channels for each brand,

•	consistently designing, sourcing and marketing high quality products,

•	reinforcing the image of its brands and continuously promoting them, and

•	updating its styles to keep them current.

Controlling strong brands allows Perry Ellis to increase its retail base, license these brands to third parties, develop sub-brands and grow internationally.

To achieve this objective, Perry Ellis has adopted a strategy based on the following elements:

Increase Brand Name Recognition.    Perry Ellis intends to enhance recognition of its brand names by promoting its brands at the retailer and consumer levels. As part of this effort, Perry Ellis conducts cooperative advertising in print and broadcast media in which various retailers feature its products in their advertisements. Perry Ellis also engages in direct consumer advertising in select markets by securing highly visible billboards and events, sponsorships, and advertising in periodicals such as Men’s Health, Maxim and Gentleman’s Quarterly in association with specific regional or national events. Perry Ellis is continuing Jantzen’s emphasis in print advertisements for its swimwear products in influential fashion magazines such as In Style, Glamour and Vogue and intends to sponsor selected athletes and celebrities in the future. Perry Ellis believes these campaigns will serve to further enhance and broaden its customer base. Licensing Perry Ellis’ brands to third parties also serves to improve brand recognition by providing increased consumer exposure. Perry Ellis also has a strong presence at trade-shows, such as “M.A.G.I.C.” in Las Vegas, market-week in New York and golf and swim-focused shows and events throughout the country. Perry Ellis also continues to maintain Web sites for each of its major brands to take advantage of opportunities created by the Internet.

Increase Distribution.    Perry Ellis has increased the distribution of its existing products by expanding the number of regional and national retailers that carry its brands and gained greater penetration in the number of stores in which each of these retailers sells its products. This increased exposure has broadened Perry Ellis’ established reputation at the retail and consumer levels. Perry Ellis selectively pursues new channels of distribution for its products, focusing on maintaining the integrity of its products and reinforcing its image at existing retail stores, as well as introducing its products to geographic areas and consumer sectors that are presently less familiar with its products. Perry Ellis believes it will further increase the number of regional and national retailers that carry its brands if the Salant acquisition is completed.

Continue To Diversify Product Line.    Perry Ellis continues to broaden the range of its product lines, capitalizing on the name recognition, popularity and unique target customer segmentation of each major brand. For example, with the Jantzen acquisition, Perry Ellis entered the market for women’s and men’s swimwear and accessories. Perry Ellis also increased its commitment to the Hispanic market to take advantage of the changing demographics in the United States with the introduction of upscale lines for Hispanics, Cubavera and Havanera. Perry Ellis also expanded the Natural Issue brand in the national and regional chain stores. If the Salant acquisition is completed, Perry Ellis will begin to design and market for the men’s collection market for sportswear, dress shirts and dress pants and leather accessories market.

Adapt To Changing Marketplace.    The apparel business continues to present new challenges in changing styles, customer demands and consumer tastes, getting goods to market, and reacting to the technologies employed by the retailers and imposed on suppliers. By continuing to strive for improvements in its design department Perry Ellis continues to develop new designs suited to the various lifestyles it caters to. Perry Ellis’ continuing commitment to sourcing and logistics enables it to meet the time pressures of gearing up for the new sales seasons, and reacting quickly to customer demands. Some examples of Perry Ellis’ ability to meet the challenges in its business follow:

•	In January 2001, Perry Ellis started distribution into the corporate wear market (Advertising Specialty Industry or “ASI” market), which is geared towards selling merchandise to large corporations such as uniforms and for promotional activities. Perry Ellis diversified its internal sales structure to better service these customers and their sales channels. Perry Ellis has continued to grow the corporate wear business by licensing the NAUTICA brand for this market in fiscal 2002.

•	The Jantzen acquisition provided Perry Ellis with its first entry into the women’s swimwear and sportswear market. This step gives Perry Ellis the opportunity to apply its design, marketing and global sourcing capabilities in the women’s wear market. Perry Ellis believes that its competitive strengths will enable the Jantzen brand to provide Perry Ellis with considerable revenue growth over the coming years.

•	Perry Ellis has always had a history of designing and marketing products to the underserved Hispanic market. Perry Ellis initially focused its efforts on marketing guayabera shirts, as well as other men’s apparel products targeted at the Hispanic market in Florida and Puerto Rico. With the growth of the Hispanic population and market in the United States, Perry Ellis has used its experience to be at the forefront of design, product development and marketing initiatives targeting growing Hispanic geographic areas. Recent evidence of Perry Ellis’ commitment to the Hispanic market includes its development of the Cubavera brand which it began marketing to the department stores in fiscal 2000 and its development of the Havanera brand which it began marketing to national chain stores in fiscal 2002.

•	If the Salant acquisition is completed, Perry Ellis will directly control the designing and marketing for the Perry Ellis brand men’s sportswear, dress shirts and dress pants, and leather accessories collection market and with Axis and Tricots St. Raphael brands will, for the first time, have product lines that are targeted for upscale retailers.

Expand Licensing Activities.    Since acquiring Munsingwear in 1996, Perry Ellis has significantly expanded the licensing of its brands to third parties for various product categories. The acquisitions of the Perry Ellis, John Henry, Manhattan, and Jantzen brands have provided Perry Ellis, and will continue to provide it, with significant licensing opportunities. If the Salant acquisition is completed, the addition of the Axis and Tricot St. Raphael brand names is expected to enhance these activities. Perry Ellis is using its brand portfolio to expand its licensing activities, particularly with respect to product categories such as women’s wear and active wear, and to enter into historically underserved geographic areas for the company, such as Latin America, Europe and Asia. Perry Ellis is continually working with its licensees to strengthen their design, finished products and marketing campaigns, thereby increasing its revenues. Perry Ellis also continually reviews its possible entry into new markets and provides potential licensees with strong brands, design expertise and innovative marketing strategies.

Pursue Strategic Acquisitions.    The apparel industry has followed the consolidation trend of the retail industry as large retailers have continued to give preferences to more dependable and flexible vendors. Perry Ellis is frequently presented with and evaluates new acquisition opportunities and intends to continue its strategy of making selective acquisitions to add new product lines and expand its portfolio of brands. Since 1993, Perry Ellis has acquired, or obtained licenses for, several brands, including Munsingwear, Perry Ellis, John Henry, Manhattan, Jantzen, PING, Tommy Hilfiger, Nike and NAUTICA. The Jantzen acquisition provided Perry Ellis with a unique opportunity to apply its design, sourcing, marketing and distribution expertise to a new market with a potentially significant upside. The Salant acquisition, if completed, will give Perry Ellis greater control over the Perry Ellis brand, as well as additional brands owned and licensed by Salant.

Brands

The key components of Perry Ellis’ brand strategy are to: (a) provide consistent high quality products, (b) distribute its brands in distinct channels of distribution, and (c) reinforce and capitalize on each brand’s image through new product development and image advertising. This strategy has enabled Perry Ellis to increase its customer base, license its brands to third parties and develop sub-brands.

During fiscal 2003, approximately 75.0% of Perry Ellis’ products (by net sales value) were sold under brands it owns or licenses from third parties. Perry Ellis currently owns eight nationally recognized brands whose products it sources and sells to retailers and other channels. These brands include Perry Ellis, Jantzen, Natural Issue, Munsingwear, Grand Slam, John Henry, Manhattan, and Cubavera. There have been over 41 sub-brands developed from these eight major brands including the Perry Ellis Portfolio, Perry Ellis America, Southpoint, Penguin Sport and Original Penguin sub-brands. Perry Ellis also distributes the PING, Nike, Tommy Hilfiger and NAUTICA brands under license arrangements.

Perry Ellis licenses the Perry Ellis brand, its premier brand, as well as the Jantzen, John Henry, Manhattan, Natural Issue, and Munsingwear brands for products that it does not sell directly to the retailers. Perry Ellis’ depth of brand selection enables it to target consumers across a wide range of ages, incomes and lifestyles.

Perry Ellis.    Perry Ellis acquired the Perry Ellis brand in 1999, which is associated with elegance, quality, value, comfort and innovative designs. Currently, the Perry Ellis brand appeals primarily to higher-income, status conscious, professional 25-40 year old men. In fiscal 2003, Perry Ellis also initiated the design of Perry Ellis women’s and men’s swimwear. Perry Ellis primarily licenses the Perry Ellis brand to third parties for a wide variety of apparel and non-apparel products, with Salant being its largest licensee. Therefore, Perry Ellis will be able to exercise greater control over the Perry Ellis brand if the Salant acquisition is completed. The brand is currently one of the better performing brands in department stores and specialty stores. Perry Ellis products are sold under the “Perry Ellis” brand in collection departments and under the “Perry Ellis Portfolio” brand in classification departments.

Jantzen and Southpoint.    Perry Ellis acquired the Jantzen and Southpoint brands as part of the Jantzen acquisition in fiscal 2003. The Jantzen brand has a history of over 90 years and its products are sold in upscale department stores, national and regional chain stores, mass merchants and specialty shops. With this acquisition, Perry Ellis entered the women’s swimwear and accessories markets and the men’s swimwear and accessories markets.

Natural Issue.    Perry Ellis developed the Natural Issue brand in 1988 to appeal to middle-income men who are 25-55 years old. Natural Issue’s products include dress casual shirts, sweaters and pants. Perry Ellis is expanding its pants products to include Natural Issue Executive Khaki pants line with cotton fabric. Natural Issue is primarily sold in national chain stores.

Munsingwear.    Perry Ellis purchased the Munsingwear family of brands along with its associated sub-brands in fiscal 1997 to appeal to the middle-income 30-50 year-old man who prefers classic American casual sportswear. Munsingwear and its sub-brands have over 100 years of history. Munsingwear apparel categories include golf shirts, vests, jackets, and casual pants that are primarily sold in national chain stores. These sub-brands are sold primarily to regional mass merchants.

Grand Slam and Penguin Sport.    Perry Ellis purchased the Grand Slam and Penguin Sport brands as part of the Munsingwear acquisition in 1996. Grand Slam is an American heritage brand with its signature penguin icon logo and appeals to the middle-income 30-60 year-old man who prefers a classic casual active wear. The Grand Slam brand is primarily sold in department stores.

The Penguin Sport brand offers a functional sportswear with a golf edge. It is associated with easy care fabrication, and its lightweight fabric makes for a comfortable fit. It offers fashionable styling at a moderate price in the national chain stores and specialty and sporting goods stores.

Original Penguin.    Perry Ellis re-introduced the Original Penguin brand in fiscal 2003 which is a lifestyle product for the Generation X and Y consumer who is suburban upper middle class, ages 18 to 35. The line offers vintage inspired golf wear that its targeted consumer’s father used to wear. The product line is primarily sold at upscale department stores and upper tier specialty retail stores and includes apparel, shoes and accessory items.

John Henry.    This brand, which Perry Ellis originally licensed from the Salant, and subsequently acquired in fiscal 2000, appeals to middle income 25-45 year old men. The brand is well known and is associated with quality and value. Perry Ellis’ John Henry product offerings form a “dress casual collection” as John Henry is considered a designer brand at its distribution level. The John Henry brand is primarily sold in national chain stores.

Manhattan.    Perry Ellis also acquired the Manhattan brand in fiscal 2000 from Salant. For over 100 years, Manhattan has been associated with men’s dress shirts. Perry Ellis has diversified the Manhattan brand in the

United States to include a wider range of sportswear and classic dress-casual apparel. Perry Ellis currently offers a collection at K-Mart consisting of pants, shirts and sweaters, in a variety of styles and patterns geared towards a casual lifestyle. The brand is designed to appeal to 25-65 year old men and include shirts, pants and sweaters.

Cubavera, Havanera and Havana Shirt Co.    In fiscal 2000, Perry Ellis introduced the Cubavera brand and introduced Havanera and the Havana Shirt Co. brands in fiscal 2002. These brands appeal to the growing Hispanic market. Cubavera is currently sold in major department stores, as well as, specialty shops around the country, while the Havanera and the Havana Shirt Co. brands are sold in national and regional chain stores.

Nike.    Perry Ellis signed a license agreement with Nike to design and market women’s and junior’s swimwear, men’s and junior’s competitive swimwear, and swimwear apparel and accessories as part of the Jantzen acquisition. Swim products are sold through sporting good stores, specialty stores, team and department store distribution. The license agreement expires May 31, 2006.

PING.    Perry Ellis has an apparel master license for the prestigious PING golf brand, which appeals to golfers and high-income 25-50 year-old men who are status conscious. The license had an initial term expiring in December 2003 and has been renewed until December 2004. The brand is a well-known and prestigious golf brand, which Perry Ellis positioned to be associated with the highest standard of quality in the golf business. Perry Ellis products under this brand include golf shirts, sweaters, shorts and outerwear. The brand is sold primarily in the golf shops and top-tier specialty and department stores.

Tommy Hilfiger.    Perry Ellis acquired the license for Tommy Hilfiger brand of women’s and junior’s swimwear as part of the Jantzen acquisition. The products are sold in upscale department stores and specialty shops. The license agreement expires December 31, 2005.

Other Markets

Private Label.    In addition to its sales of branded products, Perry Ellis sells products to retailers for marketing as private label or own store lines. In fiscal 2003, Perry Ellis sold private label products to Wal-Mart, J.C. Penney, Goody’s, K-Mart, Target, Mervyn’s, Meijer and Sears. Private label sales generally yield lower profit margins than sales of comparable branded products. Private label sales accounted for approximately 25.0%, 36.6%, and 34.0% of net sales during fiscal years 2003, 2002 and 2001, respectively. The decrease in the private label business as a percentage of Perry Ellis net sales is a result of the additional net sales of apparel under the brands acquired in the Jantzen acquisition and the subsequent license agreements with Nike and Tommy Hilfiger and Perry Ellis’ decision to focus its efforts on selling branded products which typically generate higher gross margins.

Corporate wear or ASI.    Perry Ellis entered into the corporate wear business at the end of fiscal 2001. Perry Ellis recognized the change in the current business environment and has successfully provided a variety of corporations with high quality designer products. Perry Ellis currently offers the PING, NAUTICA and Perry Ellis brands in this market and sells primarily to corporate wear distributors.

Products and Product Design

Perry Ellis offers a broad line of high quality men’s sportswear, including casual and dress casual shirts, golf sportswear, active wear, sweaters, jackets, vests, casual and dress pants and shorts, and men’s and women’s swimwear and accessories. Substantially all its products are designed by Perry Ellis’ in-house staff utilizing its advanced computer-aided design technology. This technology enables Perry Ellis to produce computer-generated simulated samples that display how a particular style will look in a given color and fabric before it is actually produced. These samples can be printed on paper or directly onto fabric to accurately present the colors and patterns to a potential customer. In addition, Perry Ellis can quickly alter the simulated sample in response to the customer’s comments, such as change of color, print layout, collar style and trimming, pocket details and/or placket treatments. The use of computer-aided design technology minimizes the time-consuming and costly need to produce actual sewn samples prior to retailer approval, allows Perry Ellis to create custom-designed products meeting the specific needs of customers and reduces a product’s time to market from conception to the delivery of the product to customers.

In designing its apparel products, Perry Ellis seeks to promote consumer appeal by combining functional, colorful and high quality fabrics with creative designs and graphics. Styles, color schemes and fabrics are also selected to encourage consumers to coordinate outfits and form collections, thereby encouraging multiple purchases. Perry Ellis designers stay continuously abreast of the latest design trends, fabrics, colors, styles and consumer preferences by attending trade shows, periodically conducting market research in Europe and the United States and using outside consultants. Perry Ellis sourcers also continuously seek to improve the quality of the fabrics by staying abreast of the latest trends in fabric all over the world. In addition, Perry Ellis actively monitors the retail sales of its products to determine changes in consumer trends.

In accordance with standard industry practices for licensed products, Perry Ellis has the right to approve the concepts and designs of all products produced and distributed by its licensees.

Perry Ellis’ products include:

Shirts.    Perry Ellis offers a broad line of sport shirts, which include cotton and cotton-blend printed, yarn-dyed and solid knit shirts, cotton woven shirts, silk, cotton and rayon printed button front sport shirts, linen sport shirts, golf shirts, and embroidered knits and woven shirts. Perry Ellis’ shirt line also includes brushed twill shirts, jacquard knits and yarn-dyed flannels. In addition, Perry Ellis is also one of the leading distributors of guayabera-style shirts in the United States. Perry Ellis markets shirts under a number of its own brands as well as the private labels of its retailers. Perry Ellis shirts are produced in a wide range of men’s sizes, including sizes for the big and tall men’s market. Sales of shirts accounted for approximately 65%, 74% and 74% of Perry Ellis’ net sales during fiscal years 2003, 2002, and 2001, respectively. The decrease of shirts as a percentage of net sales reflects the addition of swimwear as a result of the Jantzen acquisition and Perry Ellis’ increased focus on its bottoms business.

Pants.    Perry Ellis’ pants lines include a variety of styles of wool, wool-blend, linen and poly/rayon dress pants, casual pants in cotton and poly/cotton and linen/cotton walking shorts. Perry Ellis offers its pants in a wide range of men’s sizes. Perry Ellis markets its pants as single items or as a collection to complement its shirt lines. Sales of pants and shorts accounted for approximately 21%, 20% and 20% of Perry Ellis’ net sales during fiscal 2003, 2002 and 2001, respectively.

Swimwear.    With the Jantzen acquisition, and upon the successful addition of both the Nike and the Tommy Hilfiger licenses, Perry Ellis entered the women’s, men’s and junior’s swimwear and accessories market. Sales of swimwear and accessories accounted for approximately 8% of net sales in fiscal 2003.

Other Products.    Perry Ellis offers sweaters, vests, jackets and pullovers under its existing brands as well as private label. The majority of the other products Perry Ellis sells are sweaters. Other products accounted for approximately 6%, 6% and 6% of net sales during fiscal years 2003, 2002 and 2001, respectively.

Marketing and Distribution

Perry Ellis markets its apparel products to customers principally through the direct efforts of an in-house sales staff, independent commissioned sales representatives who work exclusively for it, and other non-exclusive independent commissioned sales representatives, who generally market other product lines as well as those of Perry Ellis. Perry Ellis also attends major industry trade shows in the fashion, golf, and corporate sales areas.

Perry Ellis also advertises to customers through print advertisements in a variety of consumer and trade magazines and newspapers and through outdoor advertising such as billboards strategically placed to be viewed by consumers. For example, Perry Ellis is continuing Jantzen’s emphasis in print advertisements for its swimwear products in influential fashion magazines such as In Style, Glamour and Vogue and intends to sponsor selected athletes and celebrities in the future. In order to promote its men’s sportswear at the retail level, Perry Ellis conducts cooperative advertising in print and broadcast media, which features Perry Ellis’ products in its customers’ advertisements. The cost of this cooperative advertising is shared with Perry Ellis’ customers. Perry Ellis also conducts various in-store marketing activities with its customers, such as retail events and promotions and shares in the cost of these events. These events and promotions are in great part orchestrated to coincide with high volume shopping times such as holidays (Christmas and Thanksgiving) and Father’s Day. In addition to event promotion, Perry Ellis places perennial displays and signs of its products in retail establishments.

Perry Ellis makes use of direct consumer advertising in selected markets featuring the Perry Ellis, Natural Issue, John Henry, Grand Slam and Munsingwear brand names through the placement of highly visible billboards, sponsorships, and special event advertising. Perry Ellis also maintains informational Web sites featuring its brands. Perry Ellis creates and implements editorial and public relations strategies designed to heighten the visibility of its brands. All these activities are coordinated around each brand in an integrated marketing approach.

The following table sets forth the principal brand names for Perry Ellis’ product categories at the different levels of retail distribution:

Brand Portfolio Channel of Distribution	Casual	Dress Casual	Jeans Wear	Golf	Active Sports	Swimwear
Upscale Department Store	Tricots St. Raphael (3) Original Penguin	Axis (3) Mondo di Marco		PING Collection

Department Store	Cubavera Grand Slam	Axis (3) Perry Ellis(1)	Perry Ellis America	Grand Slam		Jantzen Tommy Hilfiger Nike

Chain Stores	Natural Issue Havanera Munsingwear	Axis (3) John Henry	Natural Issue JNCO(3)	Penguin Sport Munsingwear	Ocean Pacific (3) Pro Player	Jantzen Nike

Mass Merchants	Store Brands	Manhattan	Store Brands

Green Grass (2)	Munsingwear	Perry Ellis		PING Collection

Corporate	NAUTICA

Specialty Stores	Tricots St. Raphael (3)	Axis(3)				Jantzen Tommy Hilfiger Nike

(1)	Perry Ellis primarily licenses the Perry Ellis brand in the men’s sportswear, dress shirt and dress bottoms category which license will terminate if the Salant acquisition is completed.
(2)	This channel includes high and specialty golf shops and resorts.
(3)	Assumes completion of Salant acquisition.

Perry Ellis believes that customer service is a key factor in successfully marketing its apparel products and providing its customers with a high level of customer service. Perry Ellis coordinates efforts with customers to develop products meeting their specific needs using its design expertise and computer-aided design technology. Utilizing its well-developed sourcing capabilities, Perry Ellis strives to produce and deliver products to its customers on a timely basis.

Perry Ellis’ in-house sales staff is responsible for customer follow-up and support, including monitoring prompt order fulfillment and timely delivery. Perry Ellis utilizes an Electronic Data Interchange, or EDI, system for certain customers in order to provide advance-shipping notices, process orders and conduct billing operations. In addition, certain customers use the EDI system to communicate their weekly inventory requirements per store to Perry Ellis electronically. Perry Ellis then fills these orders either by shipping directly to the individual stores or by sending shipments, individually packaged and bar coded by store, to a centralized customer distribution center.

Perry Ellis makes use of a number of software packages that enable it to track retail sales by store by stock keeping units or SKUs. Combined with software that provides demographic mapping data, Perry Ellis can develop specific micro-market plans for its customers that provide the customer with enhanced returns on Perry Ellis’ various product lines.

Licensing Operations

For the past eight years, Perry Ellis has been actively licensing the brands it owns. The licensing of Perry Ellis’ brands to third parties for various product categories is one of its strategies. The licensing of Perry Ellis’ brands enhances their image by widening the range and distribution of these products without requiring Perry Ellis to make significant capital investments or incur significant operating expenses. As a result of this strategy, Perry Ellis has gained significant experience in identifying potential licensing opportunities and has established strong relationships with many active licensees. Perry Ellis’ licensing operation is a significant contributor to Perry Ellis’ profitability.

Perry Ellis is currently the licensor of approximately 111 license agreements for various products including footwear, sportswear, outerwear, underwear, active wear, women’s sportswear, fragrances, and loungewear. Sales of licensed products by Perry Ellis’ licensees were approximately $576 million, $534 million and $516 million in fiscal years 2003, 2002 and 2001, respectively. Perry Ellis received royalties from these sales of approximately $28.8 million, $26.7 million and $25.8 million in fiscal years 2003, 2002 and 2001, respectively. With the Salant acquisition, Perry Ellis believes that while its royalties will initially decline as a result of owning Salant, its largest licensee, in the long term, licensing opportunities will continue to grow domestically and internationally.

Although the Perry Ellis brand has international recognition, Perry Ellis still perceives the brand to be under-penetrated in international markets such as Europe and Asia. Perry Ellis is actively pursuing obtaining licenses for various products bearing the Perry Ellis brand into these under-performing international markets. Perry Ellis believes that its brand and licensing experience will enable it to capitalize on these international opportunities and that the Salant acquisition will assist it in this endeavor. In addition, the Jantzen brand has a history in excess of 90 years and Perry Ellis believes that the Jantzen brand will enable it to take advantage of many domestic and international licensing opportunities.

To maintain a brand’s image, Perry Ellis closely monitors its licensees and approves all licensed products. In evaluating a prospective licensee, Perry Ellis considers the candidate’s experience, financial stability, manufacturing performance and marketing ability. Perry Ellis also evaluates the marketability and compatibility of the proposed products with its other products. Perry Ellis regularly monitors product design, development, merchandising and marketing of licensees, and schedules meetings throughout the year with licensees to ensure quality, uniformity and consistency with Perry Ellis’ products. Perry Ellis also gives its licensees a view of its products and fashion collections and its expectations of where its products should be positioned in the marketplace. In addition to approving, in advance, all of Perry Ellis’ licensees’ products, Perry Ellis also approves their advertising, promotional and packaging materials.

As part of Perry Ellis’ licensing strategy, Perry Ellis works with its licensees to further enhance the development, image, and sales of their products. Perry Ellis offers licensees marketing support and its relationships with retailers help the licensees generate higher revenues and become more profitable.

Perry Ellis’ license agreements generally extend for a period of three to five years with options to renew prior to expiration for an additional multi-year period based on a licensee meeting certain performance criteria.

The typical agreement requires that the licensee pay Perry Ellis the greater of a royalty based on a percentage of the licensees net sales of the licensed products or a guaranteed minimum royalty that typically increases over the term of the agreement. Generally, licensees are required to contribute to Perry Ellis additional monies for advertising and promotion of the licensed products in their covered territory.

Customers

Perry Ellis sells merchandise to a broad spectrum of retailers, including national chain stores, upscale department stores, mass market and specialty stores. Perry Ellis’ largest customers include Wal-Mart,  J.C. Penney, Kohl’s, Sears, and Mervyn’s. Net sales to Perry Ellis’ five largest customers accounted for approximately 40%, 47%, and 42% of net sales in fiscal years 2003, 2002 and 2001, respectively. For fiscal 2003, sales to Wal-Mart accounted for approximately 11% of total net sales. For fiscal 2002, sales to Target Corp. accounted for approximately 12%, while sales to J.C. Penney, and Wal-Mart accounted for approximately 11%. For fiscal 2001, sales to Wal-Mart accounted for approximately 14% of total net sales and sales to J.C. Penney accounted for approximately 11% of net sales. No other single customer accounted for more than 10% of net sales during such fiscal years.

Seasonality and Backlog

Perry Ellis’ products have historically been geared towards lighter weight apparel generally worn during the spring and summer months. Perry Ellis believes that this seasonality has been reduced with the introduction of fall, winter, and holiday merchandise. The Jantzen swimwear business, however, is highly seasonal in nature, with the majority of its sales occurring in Perry Ellis’ first and fourth quarter. Perry Ellis’ higher priced products generally tend to be less sensitive to economic conditions and weather conditions. While the variation in Perry Ellis’ sales on a quarterly basis has narrowed somewhat, seasonality can be affected by a variety of factors, including the mix of advance and fill-in orders, the amount of sales to different distribution levels, and overall product mix between traditional and fashion merchandise.

Perry Ellis generally receives orders from its retailers approximately five to seven months prior to shipment. For approximately 80.0% of sales, Perry Ellis has orders from its retailers before it places orders with its suppliers. A summary of the order and delivery cycle for Perry Ellis’ four primary selling seasons is illustrated below:

Merchandise Season	Advance Order Period	Delivery Period to Retailers
Spring	July to September	January to March
Summer	October to December	April and May
Fall	January to March	June to September
Holiday	April to June	October and November

Sales and receivables are recorded when inventory is shipped, with payment terms generally 30 to 75 days from the date of shipment. Perry Ellis’ backlog of orders includes confirmed and unconfirmed orders, which Perry Ellis believes, based on industry practice and past experience, will be confirmed. As of March 2, 2003, Perry Ellis’ backlog of orders for its products, all of which are expected to be shipped during fiscal 2004, was approximately $129.7 million, compared to approximately $112.6 million as of March 2, 2002.

The amount of unfilled orders at a point in time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and the scheduling of the sourcing and shipping of the product, which in most cases depends on the desires of the customer. Backlog is also affected by on-going trends among customers to reduce the lead-time on their orders. Since the fall of 2001, Perry Ellis’ customers have been more cautious of their inventory levels and have delayed placing orders and re-orders compared to Perry Ellis’ previous experience. Due to these factors a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Supply of Products and Quality Control

Perry Ellis currently uses independent contract manufacturers to supply the majority of the products it sells. Nearly 70% of Perry Ellis’ suppliers are located in the Far East, 23% in South and Central America and 6% in the Middle East. Perry Ellis’ largest independent contract manufacturer supplied less than 4% of Perry Ellis’ purchased product during fiscal 2003. Perry Ellis believes that the use of numerous independent contract manufacturers allows it to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and the costs of maintaining and operating production facilities. Perry Ellis has had relationships with some suppliers for as long as 30 years, however, none of these relationships are formal or require either party to either purchase or supply any fixed quantity of product. While Perry Ellis believes it is unlikely, and has never been a factor in the past, it is possible that in times of tight market supply, the absence of formal supply agreements may impair Perry Ellis’ ability to secure a reliable source of product supply.

The vast majority of Perry Ellis’ non-Jantzen products are purchased as “full packages”, where Perry Ellis places an order with the supplier and the supplier purchases all the raw materials, assembles the garments and ships them to Perry Ellis’ distribution facilities. For the Jantzen swimwear business, which includes the Jantzen, Tommy Hilfiger, Nike and Southpoint brands, Perry Ellis purchases fabric from domestic and international suppliers. Purchased fabrics are primarily cut in the United States. The cut fabric is matched with various trim components and shipped to off-shore sewing contractors located primarily in Mexico and the Caribbean Basin enabling Perry Ellis to utilize exemptions under “807” customs regulations, which provide that certain articles assembled abroad from United States components are exempt from United States duties on the value of those components. This process is generally referred to as CMT (cut, make and trim) and differs from “full package” sourcing in that Perry Ellis, not the supplier, purchases and owns the fabric and trim components. Perry Ellis plans to ultimately shift the production of the Jantzen business to the “full package” sourcing model. Finished goods are generally shipped to either Perry Ellis’ Miami, Florida or Seneca, South Carolina facilities or to third-party warehouses in California for repackaging and distribution to customers.

Perry Ellis maintains offices in Beijing, Shanghai and Guangzhou China, Seoul, South Korea, and Taipei, Taiwan to source its products in over 30 countries worldwide, to monitor its suppliers’ purchases of raw material, and to monitor production at contract manufacturing facilities in order to ensure quality control and timely delivery. Perry Ellis also operates through independent agents based in Thailand, Vietnam, Indonesia, Philippines, and United Arab Emirates. Perry Ellis personnel based in its Miami, Florida office perform similar functions with respect to its suppliers in Central America. Perry Ellis conducts inspections of samples of each product prior to cutting by contractors during the manufacturing process and prior to shipment. Perry Ellis also has full-time quality assurance inspectors in the Dominican Republic, Honduras, El Salvador, Guatemala, and in each of its overseas offices.

In order to assist with timely delivery of finished goods, Perry Ellis functions as its own customs broker. Perry Ellis prepares its own customs documentation and arranges for any inspections or other clearance procedures with the United States Customs Service. Perry Ellis is a member of the United States Customs Automated Interface program. This membership permits Perry Ellis to clear its goods through United States Customs electronically and generally reduces the necessary clearance time to a matter of hours rather than days.

Perry Ellis also generally facilitates and aids its foreign contractors in obtaining raw materials. Otherwise, the foreign contractors purchase the raw material in accordance with Perry Ellis’ specifications. Raw materials, which are in most instances made and/or colored especially for Perry Ellis, consist principally of piece goods and yarn and are purchased by Perry Ellis from a number of foreign and domestic textile mills and converters.

Perry Ellis is committed to ethical sourcing standards and requires its independent contractors to comply with its code of conduct. Perry Ellis monitors compliance by its foreign contract manufacturers with applicable laws and regulations relating to, for example, the payment of wages, working conditions and the environment. As part of Perry Ellis’ compliance program, Perry Ellis routinely performs audits of its contract manufacturers and requires corrective action when appropriate.

Import and Import Restrictions

Perry Ellis’ transactions with its foreign suppliers abroad are subject to the risks of doing business abroad. Imports into the United States are affected by, among other things, the cost of transportation of the products and the imposition of import duties and restrictions. The countries that Perry Ellis sources its products from may, from time to time, impose new quotas, duties, tariffs, or other restrictions or adjust prevailing quotas, duty or tariff levels, which could affect Perry Ellis’ ability to import products at the current or increased levels. Perry Ellis cannot predict the likelihood or frequency of any such events occurring.

Perry Ellis’ import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries including China, Indonesia and Korea. These agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of products that, under the terms of the agreements, are not subject to specified limits. Perry Ellis’ imported products are also subject to United States customs duties and other charges.

Perry Ellis monitors duty, tariff, and quota-related developments and continually seeks to minimize its potential exposure to quota-related risks through, among other measures, geographical diversification of its contract manufacturers, the maintenance of overseas offices, allocation of overseas production to product categories where more quota is available and shifts of production among countries and manufacturers.

In addition to the factors outlined above, Perry Ellis’ import operations may be adversely affected by political or economic instability resulting in the disruption of trade from exporting countries, any significant fluctuations in the value of the dollar against foreign currencies and restrictions on the transfer of funds.

Competition

The retail apparel industry is highly competitive and fragmented. Perry Ellis’ competitors include numerous apparel designers, manufacturers, importers and licensors, and its own customers’ private label programs, many of which are larger and have greater financial and marketing resources than it. Perry Ellis believes that the principal competitive factors in the industry are: (1) brands, (2) timeliness, reliability and quality of services provided, (3) market share and visibility, (4) price and fashion, and (5) the ability to anticipate consumer demands and maintain appeal of products to customers.

Perry Ellis strives to focus on these points and has proven to have the ability to anticipate and respond quickly to customer demands with its brand names and range of products and its ability to operate within the industry’s production and delivery constrains. Perry Ellis believes that its continued dedication to customer service, product assortment and quality control, as well as its aggressive pursuit of licensing and acquisition opportunities, directly addresses the competitive factors in all market segments. Perry Ellis established brand names and relationships with retailers has resulted in a loyal following of customers.

Perry Ellis considers the level of competition and the nature of its competitors varies by product segment. In particular, in the mass market channel, manufacturers constitute Perry Ellis’ main competitors in this less expensive segment of the market, while high profile domestic and foreign designers and licensors account for its main competitors in the more upscale segment of the market. Although Perry Ellis has been able to compete successfully to date, there can be no assurance that significant new competitors will not develop in the future.

Trademarks

Most of Perry Ellis’ material trademarks are registered with the United States Patent and Trademark Office and in other countries. Perry Ellis regards its trademarks and other proprietary rights as valuable assets which are critical in the marketing of its products. Perry Ellis vigorously protects its trademarks against infringements.

Perry Ellis may be subject to claims and suits against it, and may be initiator of claims and suits against others, in the ordinary course of its business, including claims arising from the use of its trademarks.

Employees

At January 31, 2003, Perry Ellis had approximately 669 employees compared to approximately 471 employees at January 31, 2002. None of Perry Ellis’ employees are subject to collective bargaining agreements, however, in fiscal 2003 a labor organization attempted to organize certain employees of one of Perry Ellis’ subsidiaries in its Miami, Florida facility. A National Labor Relations Board-supervised election was held on September 9, 2002, as a result of which a majority of the employees voting cast their ballot against unionization. The labor organization filed objections to the election, which are pending before the National Labor Relations Board. Perry Ellis considers its employee relations to be satisfactory. If the Salant acquisition is completed, Perry Ellis will have approximately 1,400 employees.

Item 2.    Properties

Perry Ellis’ main administrative offices, warehouse and distribution facility are located in a 230,000 square foot facility in Miami, Florida which Perry Ellis owns. This facility is encumbered by a $11.6 million mortgage. For purposes of potential future expansion, Perry Ellis owns approximately three acres of land adjacent to its facility.

On September 13, 2002, Perry Ellis purchased a 350,000 square foot distribution center in Seneca, South Carolina for $2.5 million cash. Perry Ellis had secured the option to purchase the facility as part of the Jantzen acquisition.

Perry Ellis leases three warehouse facilities in Miami totaling approximately 103,000 square feet to handle the overflow of bulk shipments and its specialty and PING operations. These facilities are leased on a month-to-month basis from Perry Ellis’ chairman and chief executive officer.

Perry Ellis leases four locations in New York City totaling approximately 25,400 square feet, with leases expiring from August 2005 to December 2012. These locations are used for office, design, and showroom space.

Perry Ellis leases 45,200 square feet for office space used by Perry Ellis’ Jantzen swimwear business in Portland, Oregon, pursuant to a lease expiring in December 2004.

In order to monitor production of Perry Ellis products in the Far East, Perry Ellis maintains offices in South Korea and China, and also leases offices jointly with GFX Corporation, a company controlled by Perry Ellis’ chairman and chief executive officer, in Beijing, China and Taipei, Taiwan.

Salant currently owns a 360,000 square foot distribution facility and leases an additional 26,000 square feet of distribution space in Winnsboro, South Carolina. Salant also leases approximately 136,000 square feet of combined office, design and showroom space primarily in New York, New York. Salant also operates 40 retail outlet stores, comprising approximately 104,000 square feet of selling space, all of which are leased. If the Salant acquisition is completed, Perry Ellis will also own or assume the leases for all of Salant’s facilities.

Item 3.    Legal Proceedings

Perry Ellis is subject to claims and suits against it, and is the initiator of claims and suits against others in the ordinary course of business, including claims arising from the use of its trademarks. Perry Ellis does not believe that the resolution of any pending claims will have a material adverse affect on its business, financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

(a)	Market Information

Perry Ellis’ common stock has been listed for trading on the Nasdaq National Market under the symbol “PERY” since June 1999. Prior to that date, the trading symbol was “SUPI” under its former name, Supreme International Corporation. The following table sets forth, for the periods indicated, the range of high and low per share of Perry Ellis common stock as reported by the Nasdaq National Market. Such quotation represents inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Fiscal Year 2002	High	Low
First Quarter	$7.38	$5.69
Second Quarter	9.00	6.26
Third Quarter	8.60	5.11
Fourth Quarter	9.50	5.30

Fiscal Year 2003

First Quarter	$12.25	$6.65
Second Quarter	17.85	11.50
Third Quarter	15.00	9.40
Fourth Quarter	17.80	11.65

(b)	Holders

As of March 7, 2003, there were approximately 52 shareholders of record of Perry Ellis common stock. Perry Ellis believes the number of beneficial owners of its common stock is in excess of 1,100.

(c)	Dividends

Perry Ellis has not paid any cash dividends since its inception and does not contemplate doing so in the near future. Payment of cash dividends is prohibited under Perry Ellis’ senior credit facility, and indentures governing its senior secured notes and senior subordinated notes. See Notes 15 and 16 to the consolidated financial statements of Perry Ellis included in Item 8 of this Report. Any future decision regarding payment of cash dividends will depend on Perry Ellis’ earnings and financial position and such other factors, as Perry Ellis’ board of directors deems relevant.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The section under the heading “Executive Compensation” entitled “Equity Compensation Plan Information for Fiscal 2003” in the Company’s proxy statement for the 2003 annual meeting of shareholders is incorporated herein by reference.

For additional information concerning the Company’s capitalization please see Note 21, “Stock Options and Warrants” of the Notes to the Consolidated Financial Statements included in Item 8.

Item 6.    Selected Financial Data

Summary Historical Financial Information

(Dollars in thousands, except for per share data)

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of Perry Ellis and related Notes thereto included in Item 8 of this Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Certain amounts in prior fiscal years have been reclassified to conform to the 2003 presentation.

	Fiscal Year Ended January 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share amounts)
Income Statement Data:
Net sales	$219,966	$227,732	$258,888	$251,310	$277,028
Net royalty income	3,057	22,840	25,790	26,681	28,813

Total revenues	224,404	250,572	284,678	277,991	305,841
Cost of sales	166,198	171,413	200,884	191,601	205,001

Gross profit	58,206	79,159	83,794	86,390	100,840
Selling, general and administrative expenses	38,097	42,663	49,408	55,447	63,850
Depreciation and amortization	2,161	5,181	6,130	6,662	3,583

Operating income	16,567	31,315	28,255	24,281	33,407
Interest expense	3,494	13,905	15,766	13,550	15,795

Income before minority interest and income tax provision	13,073	17,410	12,489	10,731	17,612
Minority interest	—	—	—	83	89
Income taxes	4,491	6,530	4,663	4,040	6,726

Net income	$8,582	$10,880	$7,826	$6,608	$10,797

Net income per share:
Basic	$1.29	$1.62	$1.17	$1.01	$1.69
Diluted	$1.27	$1.59	$1.16	$1.01	$1.65
Weighted average number of shares outstanding
Basic	6,674	6,726	6,689	6,517	6,387
Diluted	6,770	6,857	6,745	6,535	6,550

Other Financial Data and Ratios:
EBITDA (a)	$18,728	$36,496	$34,385	$30,860	$36,901
Cash flows from operations	14,341	14,047	(2,112)	22,375	(16,795)
Cash flows from investing	(10,240)	(104,091)	(5,434)	(3,021)	(47,349)
Cash flows from financing	(4,938)	90,097	7,665	(18,319)	67,479
Capital expenditures	4,005	2,332	2,712	2,922	22,076

Balance Sheet Data (at year end):
Working capital	$71,300	$70,651	$88,879	$60,932	$119,898
Total assets	108,958	224,873	243,113	234,061	331,237
Total debt (b)	33,511	128,270	137,066	120,828	194,432
Total stockholders’ equity	64,946	76,020	82,879	87,204	99,402

a)

EBITDA represents net income before taking into consideration interest expense, income tax expense, depreciation expense, and amortization expense as outlined below in tabular format. EBITDA is not a measurement of financial performance under generally accepted accounting principles and does not represent cash flow from operations. Accordingly, do not regard this figure as an alternative to cash flows as a measure of liquidity. We believe that EBITDA is widely used by analysts, investors and other interested parties in our industry but is not necessarily comparable with similarly titled measures for other companies. See “Statements of Cash Flows” in our consolidated financial statements.

	Fiscal Year Ended January 31,
	1999	2000	2001	2002	2003
	(In thousands)
Net income	$8,582	$10,880	$7,826	$6,608	$10,797
Depreciation and amortization	2,161	5,181	6,130	6,662	3,583
Interest expense	3,494	13,905	15,766	13,550	15,795
Income taxes	4,491	6,530	4,663	4,040	6,726

EBITDA	$18,728	$36,496	$34,385	$30,860	$36,901

b)	Total debt includes balances outstanding under Perry Ellis’ senior credit facility, senior secured notes, senior subordinated notes, and real estate mortgage.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Perry Ellis began operations in 1967 as Supreme International Corporation and initially focused its efforts on marketing guayabera shirts, and other men’s apparel products targeted at the Hispanic market in Florida and Puerto Rico. Over time Perry Ellis expanded its product line to offer a variety of men’s sport shirts. In 1988, Perry Ellis developed the Natural Issue brand and completed its initial public offering in 1993. In 1996, Perry Ellis began an expansion strategy through the acquisition of brands including the Munsingwear family of brands in 1996, the John Henry and Manhattan brands from Salant in 1999 and the Perry Ellis brand in 1999. Following the Perry Ellis acquisition, the company changed its name from Supreme International Corporation to Perry Ellis International, Inc. to better reflect the name recognition that the brand provided. In 2002, Perry Ellis acquired the Jantzen brand and in February 2003, Perry Ellis entered into a definitive agreement to acquire Salant, Perry Ellis’ largest licensee, by merger thereby giving Perry Ellis greater control of the Perry Ellis brand, as well as adding other brands owned by Salant.

Perry Ellis is now a leading designer, marketer and licensor of a broad line of high quality men’s sportswear, including casual and dress casual shirts, golf sportswear, sweaters, dress casual pants and shorts, jeans wear, active wear and swimwear to all levels of retail distribution. During fiscal 2003, with the Jantzen acquisition, Perry Ellis began designing and marketing women’s swimwear under the Jantzen and Southpoint brands, women’s and junior’s swimwear under the Tommy Hilfiger brand, and women’s and junior’s swimwear, men’s and junior’s competitive swimwear, swimwear accessories and apparel under the Nike brand.

Perry Ellis owns or licenses the brand names under which most of its products are sold. These brand names include Perry Ellis, John Henry, Manhattan, PING and Mondo di Marco for dress casual wear, Cubavera, Havenera, Havana Shirt Co., Natural Issue, Munsingwear and Grand Slam for casual sportswear, Perry Ellis America and Natural Issue for jeans wear, PING, Perry Ellis and Munsingwear for golf sportswear, Pro Player and Perry Ellis America for active wear, NAUTICA for selected product lines for sale to corporate purchasers and Jantzen, Southpoint, Nike and Tommy Hilfiger brands for swimwear and swimwear accessories.

If the Salant acquisition is completed, Perry Ellis will be positioned to enter the men’s collection market for sportswear, dress shirts and dress pants and the leather accessories market. With the acquisition, Perry Ellis will begin to design, market and license products under the Axis and Tricots St. Raphael brands, and under the JNCO trademark for menswear. Furthermore, Perry Ellis will begin marketing menswear under the Ocean Pacific brands as a licensee, if the written consent of Ocean Pacific is obtained.

Perry Ellis also licenses its trademark portfolio domestically and internationally to third parties for apparel and various other products that Perry Ellis does not sell including men’s and women’s footwear and men’s suits, underwear, loungewear, outerwear, fragrances and accessories. In addition to generating additional sources of revenue for Perry Ellis, these licensing arrangements raise the overall awareness of Perry Ellis’ brands.

In addition to its sales of branded products, Perry Ellis sells products to retailers for marketing as private label or own store lines. In fiscal 2003, Perry Ellis sold private label products to Wal-Mart, J.C. Penney, Goody’s, K-Mart, Target, Mervyn’s, Meijer and Sears Roebuck. Private label sales generally yield lower profit margins than sales of comparable branded products. Private label sales accounted for approximately 25.0%, 37.0%, 34.0% of net sales during fiscal years 2003, 2002 and 2001, respectively. The decrease in the private label business as a percentage of Perry Ellis net sales is a result of the additional sales of apparel under the brands acquired in the Jantzen acquisition and the subsequent license agreements with Nike and Tommy Hilfiger and Perry Ellis’ decision to focus its efforts on selling branded products.

Through its “family of brands” marketing strategy, Perry Ellis seeks to develop and enhance a distinct brand name, styling and pricing strategy for each product category within each distribution channel and target consumer. Perry Ellis markets its brands to a wide range of segments, targeting consumers in specific age, income and lifestyle categories.

Perry Ellis primarily contracts for the manufacture of its products through a worldwide network of quality manufacturers. Perry Ellis currently uses approximately 130 independent suppliers, located in the Far East, other parts of Asia, Africa and South and Central America. Perry Ellis believes that its extensive sourcing experience enables it to obtain quality products on a cost effective basis.

Perry Ellis believes that its competitive strengths positions it well to capitalize on several trends that have affected the apparel sector in recent years. These trends include the consolidation of the department and chain store sectors into a smaller number of stronger retailers, which represent some of Perry Ellis’ most important customers, the increased reliance of retailers on reliable suppliers with design expertise and advanced systems and technology, and the continued importance of strong brands as a source of product differentiation.

In recent years, through acquisition of brands and internal growth, Perry Ellis has experienced significant overall growth. From Perry Ellis’ initial public offering in 1993 to fiscal 2003, Perry Ellis has experienced a compound annual revenue growth rate of 22.3% and a compound annual growth rate of 17.7% in net income.

Perry Ellis believes that its future growth will come as a result of its continued emphasis on its existing brands, new and expanded product lines, the expected increases in its bottoms, sweaters, swimwear and accessories, domestic and international licensing businesses, multi-brand development for the fast-growing Hispanic market and through selective acquisitions that fit strategically with Perry Ellis’ business model. Perry Ellis’ expected future growth in these areas may be offset somewhat by a decreased focus on private label business.

The terrorist attacks of September 11, 2001 and subsequent increases in unemployment and reduced consumer spending have clearly had a negative impact on the United States economy. Retailers responded to the general sense of economic uncertainty by delaying the placement of orders, reducing orders, aggressive price discounting and aggressive promotional activities. Many retailers, including some of Perry Ellis’ customers, have prioritized their own private label products or have instituted competitive internet-based global bidding processes for their private label business that, in some cases, are designed to effectively reduce margins to a level that are no longer attractive to Perry Ellis. In addition, during the past several years various retailers, including customers of Perry Ellis, have experienced significant difficulties including bankruptcies, liquidations and reorganizations. All of these factors have materially adversely affected the apparel industry. Furthermore, the geopolitical situation has and may continue to adversely affect the U.S. economy and consequently the apparel industry. Perry Ellis believes that these negative conditions will continue for the foreseeable future and it expects to closely monitor the situation.

Recent Developments

In February 2003, Perry Ellis entered into a merger agreement with Salant Corporation, Perry Ellis’s largest licensee, which provides for the merger of a wholly owned Perry Ellis subsidiary with Salant. If the merger is complete, Salant will become a wholly owned subsidiary of Perry Ellis. The aggregate merger consideration to be paid by Perry Ellis is $91.0 million, comprised of approximately $52.0 million in cash and approximately $39.0 million worth of newly issued Perry Ellis common stock. Salant shareholders will receive approximately $9.37 per share in value comprised of at least $5.35 per share in cash and not more than $4.02 per share of Perry Ellis common stock. The maximum number of shares of Perry Ellis common stock, however, that may be issued in the merger is limited to 3,250,000. Perry Ellis expects the transactions costs and related change of control and severance provisions to be approximately $10.0 million. The merger is subject to customary closing conditions. Perry Ellis expects to close the merger before the end of its second fiscal quarter if all of the conditions to the merger are satisfied.

The cash portion of the merger consideration will be funded from Perry Ellis’ existing cash reserves and through borrowings under its senior credit facility. Perry Ellis obtained a commitment from the lead senior lender in its the existing senior credit facility to increase the facility from $60.0 million to $110.0 million, with a $30.0 million sub limit for letters of credit.

Salant licenses the Perry Ellis brand from Perry Ellis for men’s sportswear, dress shirts, dress bottoms and accessories and derived approximately $164.3 million or 65.2% of its fiscal 2002 revenues from the sale of Perry Ellis products. Salant is Perry Ellis’ largest licensee of Perry Ellis branded apparel and paid $5.7 million in royalties and $2.7 million in advertising contribution in fiscal 2003. The remaining $87.7 million of Salant’s fiscal 2002 revenue is made up of Salant’s owned brands, Axis and Tricots St. Raphael, sales under license agreements for use of the JNCO and Ocean Pacific brands, as well as, several private label programs. Perry Ellis expects that if the acquisition is completed it will be accretive to earnings, will add significant revenue, and strengthen Perry Ellis’ balance sheet. In addition, Perry Ellis believes that while royalties will initially decline as a result of owning Salant, in the long term, licensing opportunities will continue to grow domestically and internationally.

Perry Ellis believes that this acquisition will allow the company to exercise greater control of the Perry Ellis brand’s major product categories, more effectively rationalize distribution channels of Perry Ellis sub-brands and enhance the company’s efforts to build a stronger domestic and international licensing business. In addition, Perry Ellis believes that the Salant acquisition will provide it with two well-recognized brands, Axis and Tricots St. Raphael targeted at upscale department stores.

Recent Accounting Pronouncements

In April 2001, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer’s purchase or promotion of the vendor’s products. This consensus only impacted Perry Ellis’ revenue and expense classifications by $2,738,000 and $1,724,000 in fiscal 2001 and fiscal 2002 and have no effect on reported income.

Beginning in the first quarter of fiscal 2003, Perry Ellis adopted EITF Issue No. 01-09 on sales incentives in its financial statements and restated previously issued financial statements to reflect the provisions of these guidelines. The net impact from the adoption of these rules did not impact Perry Ellis’ operating income, net income or the financial position, but resulted in the reclassification of certain selling, general and administrative expenses to net sales.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 did not have a significant effect on Perry Ellis’ financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changes the accounting treatment as it applies to goodwill and other identifiable intangible assets with indefinite useful lives from an amortization method to an impairment-only approach. Under SFAS No. 142, proper accounting treatment requires annual assessment for any impairment of the carrying value of the assets based upon an estimation of the fair value of the identifiable intangible asset with an indefinite useful life, or in the case of goodwill of the reporting unit to which the goodwill pertains. Impairment losses, if any, arising from the initial application of SFAS No. 142 are to be reported as a cumulative effect of a change in accounting principle. The effective date of this statement was for fiscal years beginning after December 15, 2001. Perry Ellis adopted SFAS No. 142 for its fiscal year beginning February 1, 2002.

In accordance with SFAS No. 142, Perry Ellis obtained a valuation of all its trademarks from a third party independent valuation firm. Based on this valuation, no significant impairment was identified. Under SFAS No. 142, goodwill and identifiable intangible assets with an indefinite useful life are no longer subject to amortization. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require the disclosure of prior results adjusted to exclude amortization expense related to goodwill and intangible assets, which are no longer being amortized. On an as adjusted basis, basic and diluted earnings per share for the years ended January 31, 2001, 2002 and 2003, respectively, are adjusted to exclude amounts no longer being amortized under the provisions of SFAS No. 142.

	2001	2002	2003
Net income:
Reported net income	$7,826,004	$6,607,942	$10,796,285
Intangible amortization	2,478,396	2,719,938	—

Adjusted net income	$10,304,400	$9,327,880	$10,796,285

Basic earnings per share:
Reported basic earnings per share	1.17	1.01	1.69
Intangible amortization	0.37	0.42	—

Adjusted basic earnings per share	$1.54	$1.43	$1.69

Diluted earnings per share:
Reported diluted earnings per share	1.16	1.01	1.65
Intangible amortization	0.37	0.42	—

Adjusted diluted basic earnings per share	$1.53	$1.43	$1.65

On October 3, 2001, the FASB issued SFAS No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The effective date of this statement was for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a significant effect on Perry Ellis’ financial position or the results of operation.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections,” which all but eliminates the presentation in income statements of debt extinguishments as extraordinary items. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Perry Ellis expects to implement SFAS No. 145 at the beginning of fiscal 2004. SFAS No. 145 is not expected to have a significant effect on Perry Ellis’ financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a significant effect on Perry Ellis’ financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others- an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No.45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. However, the disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Perry Ellis is not a party to any agreement in which it is a guarantor of indebtedness of others. Accordingly, adoption of this pronouncement did not have an impact on Perry Ellis’ consolidated financial statements.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No.123, Accounting for Stock-Based Compensation, to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ended after December 15, 2002 and for interim financial statements beginning after December 15, 2002. The adoption of the disclosure provisions of SFAS No. 148 is not expected to have a significant effect on Perry Ellis’ financial position of results of operations.

Had compensation cost for options granted been determined in accordance with the fair value provisions of SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts presented below for the years ended January 31:

	2001	2002	2003
Net income as reported	$7,826,004	$6,607,942	$10,796,285
Deduct: Total stock based employee compensation expense included in reported net income, net	747,355	422,464	251,953

Pro forma net income	$7,078,649	$6,185,478	$10,544,332

Pro forma net income per share:
Basic	$1.08	$0.95	$1.65

Diluted	$1.05	$0.95	$1.61

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“FIN No. 46”). FIN No. 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or SPEs). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investor’s that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Perry Ellis is required to adopt the provisions of FIN No. 46 immediately for variable interests in variable interest entities created after January 31, 2003, and in the quarter ending April 30, 2003 for variable interests in variable interest entities created before February 1, 2003. However, certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Perry Ellis does not have any Variable Interest Entities as defined in FIN No. 46. Accordingly, the Company has determined that it is not reasonable possible that it will be required to consolidate or disclose information about a variable interest entity upon the adoption of FIN No. 46.

Critical Accounting Policies

Several of Perry Ellis’ accounting policies involve significant judgments and uncertainties. The policies with the greatest effect on Perry Ellis’ results of operation and financial position include the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory and the impairment of long-lived assets including trademarks.

Revenue Recognition.    Sales are recognized at the time legal title to the product passes to the customer, generally FOB Perry Ellis’ distribution facilities, net of trade allowances and a provision for estimated returns and other allowances. Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. Perry Ellis believes that its revenue recognition policies conform to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Accounts Receivable.    Perry Ellis maintains an allowance for doubtful accounts receivables for estimated trade discounts, co-op advertising, allowances provided to retail customers to flow goods through the retail channel, and losses resulting from the inability of its retail customers to make required payments considering historical and anticipated trends. Judgment is critical because some retail customers are currently operating in bankruptcy or have experienced financial difficulties. Additional allowances might be required if their financial condition were to worsen.

Inventories.    Perry Ellis’ inventories are valued at the lower of cost or market value. Perry Ellis evaluates all of its inventory style-size-color stock keeping units or SKUs to determine excess or slow-moving SKUs based on orders on hand and projections of future demand and market conditions. For those units in inventory that are so identified, Perry Ellis estimates their market value or net sales value based on current realization trends. If the projected net sales value is less than cost, on an individual SKU basis, Perry Ellis provides an allowance to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold.

Intangible Assets.    Perry Ellis reviews its intangible assets with indefinite useful lives for possible impairment on an annual basis in accordance with SFAS No. 142. Similarly, Perry Ellis continues to evaluate its under-performing brands and business units. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. If Perry Ellis incorrectly anticipates these trends or unexpected events occur, Perry Ellis’ results of operations could be materially affected. Management reviews intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning future conditions.

Items Affecting Comparability of Fiscal 2002 Period

Adoption of SFAS No. 142.    As disclosed in Note 2 to the Consolidated Financial Statements, Perry Ellis adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of February 1, 2002. Under the provisions of SFAS No. 142, goodwill is no longer amortized after the date of adoption. Intangible assets as of the date of adoption are evaluated to determine if they have finite or indefinite useful lives. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite useful lives are not amortized. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require the disclosure of prior years results adjusted to exclude amortization expense related to goodwill and intangible assets which are no longer being amortized.

Adoption of EITF Issue No. 01-09.    As disclosed in Note 2 to the Consolidated Financial Statements, Perry Ellis adopted EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products,” as of February 1, 2002. The provisions of EITF No. 01-09, relates to the measurement, recognition and presentation of certain sales incentives offered to the company’s customers. These new accounting rules apply to certain sales incentives such as discounts, coupons, rebates and certain payments made to retailers for shelf space or reimbursement of advertising costs. These accounting rules generally require these incentives to be reflected as a reduction in revenue on the income statement rather than selling, general and administrative expense. Upon adoption of these rules at the beginning of fiscal 2003, all prior financial statement results have been restated to reflect the impact of the change. Perry Ellis previously reported net sales for fiscal 2001 and 2002 were reduced by $2,738,000 and $1,724,000 respectively to conform to the new accounting standard. The adoption of this new accounting standard had no impact on Perry Ellis’ income before minority interest and income taxes, net income or financial position.

Results of Operations

The following table sets forth, for the periods indicated, selected items in Perry Ellis’ consolidated statements of income expressed as a percentage of total revenues:

	Fiscal Year Ended January 31,
	2001	2002	2003
Net sales	90.9%	90.4%	90.6%
Royalty income	9.1%	9.6%	9.4%

Total revenues	100.0%	100.0%	100.0%
Cost of sales	70.6%	68.9%	67.0%

Gross profit	29.4%	31.1%	33.0%
Selling, general and administrative expenses	17.4%	19.9%	20.9%
Depreciation and amortization	2.2%	2.4%	1.1%

Operating income	9.9%	8.7%	11.0%
Interest expense	5.5%	4.9%	5.2%

Income before minority interest and income taxes	4.4%	3.9%	5.8%
Minority interest	—	—	—
Income tax provision	1.6%	1.5%	2.2%

Net Income	2.8%	2.4%	3.5%

Fiscal Year 2003 (“fiscal 2003”) as compared to Fiscal Year 2002 (“fiscal 2002”)

Total revenues.    Total revenues consist of net sales and royalty income. Total revenue increased $27.8 million or 10.0% to $305.8 million in fiscal 2003 from $278.0 million in the prior year. The increase was due predominately to an increase of $23.3 million in net sales related to the sales generated by the Jantzen swimwear business and an increase in royalty income of $2.1 million.

Net sales.    Net sales increased $25.7 million or 10.2% to $277.0 million in fiscal 2003 from $251.3 million in the comparable period last year. The increase in net sales is primarily attributable to the net sales generated by the Jantzen swimwear business. Net sales of non-swimwear men’s apparel remained relatively unchanged for the fiscal year.

Royalty income.    Royalty income was $28.8 million in fiscal 2003, a $2.1 million or 7.9% increase over the prior year amount of $26.7 million. The increase was mainly due to certain licensees of the Perry Ellis brand having strong results despite a slowdown in overall retail sales and the addition of royalty income generated from the Jantzen brands.

Cost of sales.    Cost of sales for fiscal 2003 of $205.0 million was $13.4 million, or 7.0% higher than the prior year amount of $191.6 million due mainly to the increase in net sales as described above. As a percent of revenues, cost of sales decreased from 68.9% in fiscal 2002 to 67.0% in fiscal 2003, due primarily to a change in Perry Ellis’ sales mix between private label and branded label sales. Gross profit was $100.8 million in fiscal 2003 or 33.0% of revenues as compared to $86.4 million or 31.1% of revenues in the prior year.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $63.9 million in fiscal 2003 as compared to $55.4 million in the prior year, an increase of $8.5 million or 15.2%. As a percent of total revenues, selling, general and administrative expenses increased from 19.9% in fiscal 2002 to 20.9% in fiscal 2003. The increase was due primarily to the addition of the Jantzen operations in March of 2002, while the selling, general and administrative expenses relating to its other businesses remained relatively unchanged.

Depreciation and amortization.    Depreciation and amortization expense in fiscal 2003 was $3.6 million or 1.1% of revenues as compared to $6.7 million or 2.4% of revenues in fiscal 2002. The decrease is due primarily to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of February 1, 2002. Under the provisions of SFAS No. 142, goodwill is no longer amortized after the date of adoption. Intangible assets as of the date of adoption are evaluated to determine if they have finite or indefinite useful lives. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite useful lives are not amortized.

Interest expense.    Interest expense in fiscal 2003 was $15.8 million as compared to $13.6 million in the prior year. The increase is primarily attributable to the $57 million 9½% senior secured notes due 2009 which Perry Ellis sold to finance the Jantzen acquisition, to pay down borrowings under the senior credit facility and as use as additional working capital offset by lower interest rates and the positive impact of certain derivative hedging transactions described herein. Perry Ellis anticipates that interest expense will increase in fiscal 2004 as a result of the Salant acquisition.

Income taxes.    Income taxes in fiscal 2003 were $6.7 million, a $2.7 million increase as compared to $4.0 million in fiscal 2002. The increase was due primarily to an increase in pretax income. The effective tax rates for fiscal years 2003 and 2002 were 38.2% and 37.9%, respectively.

Net income.    Fiscal 2003 net income increased $4.2 million, or 63.4%, to $10.8 million from the prior year, primarily as a result of the increase in net sales and licensing revenue and the improvement in gross margin.

Fiscal Year 2002 as compared to Fiscal Year 2001 (“fiscal 2001”)

Total revenues.    Total revenues consist of net sales and royalty income. Total revenue decreased $6.7 million or 2.3% to $278.0 million in fiscal 2002 from $284.7 million in the prior year. The decrease was due to decrease in net sales of $8.6 million and an increase in royalty income of $0.9 million as described below.

Net sales.    Net sales decreased $7.6 million or 2.9% to $251.3 million in fiscal 2002 from $258.9 million in the comparable period last year. This may be attributed to three factors: First, shipments to K-Mart Corporation were lower in fiscal 2002 due to K-Mart’s financial difficulties during the year and its bankruptcy filing in January 2002. Second, Perry Ellis experienced a short-term delay in receipt of some orders, which it previously planned to ship in late January 2002, because a Miami-based bank, which was a source of letter of credit financing for Perry Ellis, was forced into receivership. Perry Ellis has since been able to obtain adequate letter of credit facilities with other financial institutions. Third, general economic conditions, which adversely impacted retail sales, resulted in lower than expected sell through and reorder rates from retailers.

Royalty income.    Royalty income was $26.7 million in fiscal year 2002, a $0.9 million or 3.5% increase over the prior year amount of $25.8 million. The increase was mainly due to certain licensees in its Perry Ellis brand that had strong performance and to a one-time accelerated payment for early termination of a licensing agreement.

Cost of sales.    Cost of sales for fiscal 2002 of $191.6 million was $9.3 million, or 4.6% lower than the prior year amount of $200.9 million due mainly to the decrease in net sales as described above. As a percent of revenues, cost of sales decreased from 70.6% in fiscal 2001 to 68.9% in fiscal 2002, due primarily to a change in Perry Ellis’ sales mix between private label and branded label sales. Gross profit was $86.4 million in fiscal 2002 or 31.1% of revenues as compared to $83.8 million or 29.4% of revenues in the prior year.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $55.4 million in fiscal 2002 as compared to $49.4 million in the prior year, an increase of $6.0 million or 12.2%. As a percent of total revenues, selling, general and administrative expenses increased from 17.4% in fiscal year 2001 to 19.9% in fiscal 2002. The increase was due primarily to a charge taken of $1.4 million for the K-Mart bankruptcy, accounting for a consolidation of a new Canadian joint venture in January 2002 and expenses incurred by Perry Ellis’ newly formed European subsidiary.

Depreciation and amortization expenses.    Depreciation and amortization expense in fiscal 2002 was $6.7 million or 2.4% of revenues as compared to $6.1 million or 2.2% of revenues in fiscal 2001. The increase of $0.6 million in fiscal 2002 as compared to the prior year was due primarily to a full year effect of amortization of the Pro Player and Mondo di Marco trademarks acquired in fiscal 2001.

Interest expense.    Interest expense in fiscal 2002 was $13.6 million as compared to $15.8 million in the prior year. The decrease is primarily attributable to the decrease in borrowings under the senior credit facility, favorable interest rates and the recognition of $0.7 million in income derived from an interest rate derivative agreement entered into by Perry Ellis during the third quarter of the fiscal year ended January 31, 2002.

Income taxes.    Income taxes in fiscal 2002 were $4.0 million, a $0.7 million decrease as compared to $4.7 million in fiscal 2001. The decrease was due primarily to a decrease in pretax income. The effective tax rates for fiscal 2002 and 2001 were 37.9% and 37.6%, respectively.

Net income.    Net income for fiscal 2002 decreased $1.2 million or 15.4% from the prior year, primarily as a result of the decrease in net sales and increase in selling, general and administrative expenses.

Liquidity and Capital Resources

Perry Ellis relies primarily upon cash flow from operations and borrowings under its senior credit facility to finance operations and expansion. Net cash used in operating activities was $16.8 million in fiscal 2003, as compared to $22.4 million provided by operations in fiscal 2002. The difference was due to an increase in accounts receivable of $29.4, and an increase in inventory of $3.7 million in fiscal 2003 offset in part by higher earnings. Inventory increased by $1.9 million over the prior year due to the timing of receipts of goods at January 31, 2002 and levels of replenishment of inventory.

Net cash provided by operations in fiscal year 2002 was $22.4 million as compared to $2.1 million used in operations in fiscal 2001. The difference is primarily attributable to a decrease in accounts receivables of

$7.0 million since the beginning of the year due to increased cash collection and lower sales in January 2002. In fiscal 2001, net cash used in operating activities was $2.1 million, primarily due to a decrease in net income of $3.1 million, combined with comparative increases in accounts receivable and inventories of $13.2 million and $7.6 million, respectively.

In fiscal 2003, net cash used in investing activities was $47.3 million, principally due to the Jantzen acquisition and purchases of property and equipment. In fiscal 2002, net cash used in investing activities was $3.1 million, principally due to purchases of property and equipment. Net cash used in investing activities for fiscal 2001 was $5.4 million, mainly due to the acquisitions of the Pro Player and Mondo di Marco brands and $2.7 million in purchases of property and equipment.

In fiscal 2003, net cash provided by financing activities of $67.5 million was due mainly the offering of the senior secured notes of $55.6 million, offset by payments made under the senior subordinated notes of $2.2 million. The net increase in borrowings under the senior credit facility resulted primarily from the senior credit facility being paid off from the proceeds of the offering of the senior secured notes. In fiscal 2002, net cash used in financing activities of $18.3 million was due mainly to payments made under the senior credit facility of $16.1 million and purchase of treasury stock of $2.2 million. The net decrease in borrowings under the senior credit facility resulted primarily from lower accounts receivable and lower levels of inventories. In fiscal 2001, net cash provided by financing activities was $7.7 million resulting from the net increased borrowings of $8.6 million under the senior credit facility offset by the purchases of treasury stock of $1.0 million. This net increase in borrowings under the senior credit facility in fiscal 2001 resulted from $19.9 million in borrowings primarily due to the increases in accounts receivables and inventories, offset by the $11.3 million repayment of the term loan portion of the senior credit facility.

If the Salant acquisition is completed, the aggregate merger consideration to be paid by Perry Ellis is $91.0 million, comprised of approximately $52.0 million in cash and approximately $39.0 million worth of newly issued Perry Ellis common stock. If the average closing price of the Perry Ellis common stock for the 20-day period ending three trading days before the anticipated merger closing date is less than $12.00, the cash portion of the merger consideration will increase by the amount of any deficiency. Perry Ellis expects the transaction costs to be approximately $10.0 million. The cash portion of the merger consideration will be funded from Perry Ellis’ existing cash reserves and through borrowings under its existing senior credit facility, which is expected to be increased to $110.0 million, as described below.

Senior Credit Facility

In October 2002, Perry Ellis entered into a new credit facility with a group of financial institutions. The senior credit facility provided Perry Ellis with a revolving credit line up to an aggregate amount of $60.0 million. The following is a description of the terms of the senior credit facility, and does not purport to be complete, and is subject to, and qualified in its entirety by reference, to all of the provisions of the senior credit facility. In anticipation of the Salant acquisition, Perry Ellis received a commitment from a senior lender in its existing senior credit facility to increase the senior credit facility to $110.0 million with a sub limit of $30.0 million for letters of credit. It is anticipated that the terms and conditions of this amended credit facility will mirror the terms outlined below but, in the case of certain covenants, the amounts will increase to reflect the increase in the facility.

Certain Covenants.    The senior credit facility contain certain covenants which requires Perry Ellis to maintain a minimum EBITDA and which restricts the payment of dividends. Perry Ellis is currently in compliance with all of its covenants under the senior credit facility.

Borrowings Base.    Borrowings under the senior credit facility are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to (a) 85.0% of eligible receivables (b) 85.0% of Perry Ellis’ eligible factored accounts receivable up to $5 million plus (c) the lesser of the inventory loan limit or the lesser of 65.0% of eligible finished goods inventory or 85.0% of the net recovery percentage (such net recovery percentage being 62.0%) of eligible inventory or the loan limit minus (d) 35% of the amount of outstanding letters of credit for eligible inventory, (e) the full amount of outstanding letters of credit issued pursuant to the senior credit facility which are not fully secured by cash collateral, and (f) licensing reserves for which Perry Ellis is the licensee of certain branded products.

Interest.    Interest on the principal balance under the senior credit facility accrues, at Perry Ellis’ option, at either (a) Perry Ellis’ bank’s prime lending rate with adjustments depending upon the Company’s quarterly average excess availability plus excess cash or leverage ratio (b) 2.00% above the rate quoted by Perry Ellis’ bank as the average Eurodollar Rate (“Eurodollar”) for the 1,2,3 and 6 month Eurodollar deposits with ¼% point adjustments depending upon Perry Ellis’ quarterly excess availability plus excess cash and leverage ratio at the time of borrowing.

Security.    As security for the indebtedness under the senior credit facility, Perry Ellis granted the lenders a first priority security interest in substantially all of its existing and future assets other than its existing trademark portfolio, including, without limitation, accounts receivable, inventory deposit accounts, general intangibles and equipment. Lenders under the senior credit facility have a second priority security interest in Perry Ellis’ trademarks.

Letter of Credit Facilities

Perry Ellis’ maintains three letter of credit facilities totaling $52.0 million and one letter of credit facility totaling $2.5 million utilized by Perry Ellis’ Canadian joint venture. Each letter of credit is secured by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on Perry Ellis’ assets. As of January 31, 2003, there was $22.5 million available under then existing letter of credit facilities.

Senior Secured Notes

On March 22, 2002, Perry Ellis completed a private offering of $57.0 million 9½% senior secured notes due 2009. The proceeds of the private offering were used to finance the Jantzen acquisition, to reduce the amount of outstanding debt under the previous senior credit facility and as additional working capital. The proceeds to Perry Ellis were $55,589,250 yielding an effective interest rate of 9.74% after deduction of discounts.

The senior secured notes are secured by a first priority security interest granted in Perry Ellis’ portfolio of trademarks and licenses as of the closing date of the Jantzen acquisition, including the trademarks, licenses and all income, royalties and other payments acquired in the Jantzen acquisition. The senior secured notes are senior secured obligations of Perry Ellis and rank pari passu in right of payment with all of its existing and future senior indebtedness. The senior secured notes are effectively senior to all unsecured indebtedness of Perry Ellis to the extent of the value of the assets securing the senior secured notes.

Senior Subordinated Notes

Perry Ellis issued $100.0 million senior subordinated notes on April 6, 1999, the proceeds of which were used to acquire the Perry Ellis, John Henry and Manhattan brands and to pay down the outstanding balance of the senior credit facility at that time. The notes mature on April 1, 2006 and bear interest at the rate of 12 ¼% payable on April 1 and October 1 in each year. The proceeds to Perry Ellis were $98,852,000 yielding an effective interest rate of 12.39% after deduction of discounts. In November 2002, Perry Ellis repurchased $2.2 million of the senior subordinated notes.

Real Estate Financing

Perry Ellis occupied its main administrative office, warehouse and distribution facility under a synthetic operating lease for a 230,000 square foot facility in Miami, Florida. Perry Ellis’ synthetic lease, as amended, expired on June 30, 2002, and required a final payment at termination of $14.5 million.

On June 30, 2002, Perry Ellis made the required payment under the synthetic lease and partially refinanced the acquisition of the facility with an $11.6 million conventional mortgage.

On September 13, 2002, Perry Ellis purchased a distribution center in Seneca, South Carolina for $2.5 million in cash. Perry Ellis had exercised the option to purchase the facility as part of the March 2002 Jantzen acquisition.

Contractual Obligations and Commercial Commitments

The following tables illustrate Perry Ellis’ contractual obligations and commercial commitments as of January 31, 2003 and include the effects of the transactions and amendments discussed above.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior subordinated notes(*)	$100,000,000	$—	$—	$100,000,000	$—

Senior secured notes (*)	$57,000,000	$—	$—	$—	$57,000,000

Real estate mortgage	$11,600,000	$—	$170,896	$307,025	$11,122,079

Operating leases	$11,328,470	$2,028,697	$4,023,036	$3,700,383	$1,576,354

Total contractual cash obligations	$179,928,470	$2,028,697	$4,193,932	$104,007,408	$69,698,433

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Letter of credit	$31,966,591	$31,966,591	$—	$—	$—

Stand by letters of credit	$2,750,000	$—	$—	$2,750,000	$—

Total commercial commitments	$34,716,591	$31,966,591	$—	$2,750,000	$—

*	Not adjusted to reflect mark to market adjustment for interest rate swap as prescribed under FASB No. 133.

Capital expenditures for Perry Ellis for fiscal 2003 totaled $22.1 million and consisted primarily of Perry Ellis’ purchase of its headquarter facility in Miami, Florida for $14.5 million, its purchase of its Seneca, South Carolina facility for $2.5 million, and the acquisition purchases of office equipment, leasehold improvement and computer software for approximately $5.1 million. Capital expenditures of $2.9 million for fiscal year 2002 consisted primarily of purchases of office equipment, leasehold improvements and computer software.

Perry Ellis’ management believes that the combination of the borrowing availability under its senior credit facility, and funds anticipated to be generated from operating activities will be sufficient to meet its operating and capital needs in the foreseeable future.

Derivatives Financial Instruments

Perry Ellis adopted FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, effective February 1, 2001. SFAS No. 133 requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or shareholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS No. 133 did not have a material effect on Perry Ellis’ financial statements.

Perry Ellis has entered into derivative financial instruments in order to manage the overall borrowing costs associated with its senior subordinate notes. At January 31, 2003, Perry Ellis had an interest rate swap agreement with a notional amount of $40.0 million dollars maturing on April 1, 2006. The swap is a fair value hedge as it has been designated against the senior subordinate notes carrying a fixed rate of interest and converts such notes to variable rate debt. The hedge qualifies for short-cut accounting and accordingly, the interest rate swap contracts are reflected at fair value in Perry Ellis’ consolidated balance sheet and the related portion of fixed-rate debt being hedged adjusted for an offsetting amount with no effect on the statement of income.

At January 31, 2003, Perry Ellis had an interest rate cap maturing on April 1, 2006 and a basis swap maturing on April 3, 2003, both with a notional amount of $40.0 million. The interest rate cap effectively hedges against increases in the variable rate of interest paid on the interest rate swap and the basis swap decreased the spread on the interest rate swap for 18 months. Neither of these derivatives qualified for hedge accounting and accordingly, are reflected at fair value in Perry Ellis’ consolidated balance sheet with the offset being recognized in income for the current period. Interest expense for the fiscal year January 31, 2003 increased by approximately $0.35 million and decreased by $0.7 million for the fiscal year ended January 31, 2002, as a result of the recognition of these derivatives.

At January 31, 2003, Perry Ellis had an interest rate swap and option agreements for an aggregate notional amount of $57.0 million in order to minimize the debt servicing costs associated with the senior secured notes. The swap agreement is scheduled to terminate on March 15, 2009. The swap is a fair value hedge as it has been designated against the senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The hedge qualifies for short-cut accounting and accordingly, the interest rate swap contracts are reflected at fair value in Perry Ellis’ consolidated balance sheet and the related portion of fixed-rate debt being hedged adjusted for an offsetting amount with no effect on the statement of income.

In December 2002, Perry Ellis entered into an interest rate floor agreement (the “December Floor Agreement”) for an aggregate notional amount of $57.0 million. The December Swap Agreement is scheduled to terminate on March 15, 2005. Under the December Floor Agreement, Perry Ellis must pay the difference between the three-month LIBOR rate and 1.50% for all rate resets in which the LIBOR is below 1.50%. When the LIBOR is equal to or greater than 1.50%, the company makes no payments under the Floor.

Effects of Inflation and Foreign Currency Fluctuations

Perry Ellis does not believe that inflation or foreign currency fluctuations significantly affected its financial position and results of operations as of and for the fiscal year ended January 31, 2003.

Forward Looking Statements

Except for the historical information contained herein, this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward looking statements that involve a number of risks and uncertainties, including the risks described elsewhere in this report and detailed from time to time in Perry Ellis’ filings with the Commission.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in Perry Ellis’ financial statements represents the potential changes in the fair value, earnings or cash flows arising from changes in interest rates or foreign currency exchange rates. Perry Ellis manages this exposure through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Perry Ellis’ policy allows the use of derivative financial instruments for identifiable market risk exposure, including interest rate and foreign currency fluctuations. Perry Ellis does not enter into derivative financial contracts for trading or other speculative purposes except for as discussed below.

In August 2001, Perry Ellis entered into an interest rate swap, option and interest rate cap agreements (the “August Swap Agreement”), for an aggregate notional amount of $40.0 million in order to minimize its debt servicing costs associated with its $100.0 million of 12¼% senior subordinated notes due April 1, 2006. The August Swap Agreement was subsequently modified through a basis swap entered into in October 2001 (the “October Swap Agreement,” and collectively with the August Swap Agreement, (“The Swap Agreement”). The Swap Agreement is scheduled to terminate on April 1, 2006. Under the Swap Agreement, Perry Ellis is entitled to receive semi-annual interest payments on October 1, and April 1, at a fixed rate of 12¼% and is obligated to make semi-annual interest payments on October 1, and April 1, at a floating rate based on the 6-month LIBOR rate plus 715 basis points for the 18 months period October 1, 2001 through March 31, 2003 (per October Swap Agreement); and 3-month LIBOR rate plus 750 basis point for the period April 1, 2003 through April 1, 2006 (per the August Swap Agreement). The Swap Agreement has optional call provisions with trigger dates of April 1, 2003, April 1, 2004 and April 1, 2005, which contain certain premium requirements in the event the call is exercised.

The fair value of the August 2001 swap and the option contract recorded on Perry Ellis’ Consolidated Balance Sheet was ($0.2) million and $1.9 million, respectively, as of January 31, 2002 and 2003, respectively. The interest rate cap and basis swap did not qualify for hedge accounting treatment under the SFAS No. 133, resulting in $0.7 million reduction of recorded interest expense on the Statement of Operations for the fiscal year ended January 31, 2002 and $0.35 million increase of recorded interest expense for the year ended January 31, 2003.

In conjunction with the offering of the senior secured notes due March 15, 2009, Perry Ellis entered into interest rate swap and option agreements for an aggregate notional amount of $57.0 million in order to minimize the debt servicing costs associated with the senior secured notes (the “March Swap Agreement”). The swap agreement is scheduled to terminate on March 15, 2009. Under the swap agreement, Perry Ellis is entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 9½% and is obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the three month LIBOR rate plus 369 basis points for the period from March 22, 2002 through March 15, 2009. The swap agreement has optional call provisions with trigger dates of March 15, 2005, March 15, 2006 and March 15, 2007, which contain premium requirements in the event the call is exercised.

The March Swap Agreement is a fair value hedge as it has been designated against the 9½% senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in Perry Ellis’ consolidated balance sheet. The fair value of the March Swap Agreement recorded on the Perry Ellis’ Consolidated Balance Sheet was $5.0 million as of January 31, 2003.

In December 2002, Perry Ellis entered into an interest rate floor agreement (the “December Floor Agreement”) for an aggregate notional amount of $57.0 million. The December Swap Agreement is scheduled to terminate on March 15, 2005. Under the December Floor Agreement, Perry Ellis must pay the difference between the three-month LIBOR rate and 1.50% for all rate resets in which the LIBOR is below 1.50%. When the LIBOR is equal to or greater than 1.50%, Perry Ellis makes no payments under the Floor.

The December Floor Agreement did not qualify for hedge accounting treatment under the SFAS No. 133, resulting in $0.2 million increase of recorded interest expense in the Consolidated Statement of Operations for the fiscal year ended January 31, 2003. The fair value of the December Floor Agreement recorded on Perry Ellis’ Consolidated Balance Sheet was ($0.2) million as of January 31, 2003.

The table below provides information about Perry Ellis’derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations.

Expected Maturity Date

Fiscal Years Ended January 31,

(In Millions)

	2004		2005	2006	2007	Thereafter	Total	Fair Value At 1/31/03
Long-term Liabilities:
Senior Subordinated Notes	$0.0		$0.0	$100.0	N/A	N/A	$100.0	$102.5
Fixed Interest Rate	12.25%		12.25%	12.25%	N/A	N/A	12.25%
Senior Secured Notes	$0.0		$0.0	$0.0	$0.0	$57.0	$57.0	$58.4
Fixed Interest Rate	9.50%		9.50%	9.50%	9.50%	9.50%	9.50%
Real Estate Mortgage	$0.0		$0.1	$0.1	$0.2	$11.2	$11.6	$11.6
Fixed Interest Rate	7.12%		7.12%	7.12%	7.12%	7.12%	7.12%
Senior Credit Facility	$22.9		N/A	N/A	N/A	N/A	$22.9	$22.9
Average Variable Interest Rate	3.75	%(C)	N/A	N/A	N/A	N/A	3.75%

Interest Rate Derivatives:
August 2001 Swap Agreement	$0.0		$0.0	$40.0	N/A	N/A	$40.0	$1.9	(D)
Average Pay Rate	8.79	%(A)	8.85%	8.85%	N/A	N/A
Average Receive Rate	12.25%		12.25%	12.25%	N/A	N/A
March 2002 Swap Agreement	$0.0		$0.0	$0.0	$0.0	$57.0	$57.0	$5.0	(D)
Average Pay Rate	5.04	%(B)	5.04%	5.04%	5.04%	5.04%
Average Receive Rate	9.50%		9.50%	9.50%	9.50%	9.50%

(A)	August 2001 swap variable rate is based on the 6-month LIBOR rate plus 715 basis points for the period 2/1/03 through 4/1/03, and thereafter at 3-month LIBOR rate plus 750 basis points through 4/1/06. The interest rate cap limits the pay rate on the swap to 13.25% and expires at the same time as the underlying swap. Average variable rates for all periods are based on the rates in effect on January 31, 2003.

(B)	March 2002 swap variable rate is based on 3-month LIBOR rate plus 369 basis points through 3/15/09. The interest rate floor limits the pay rate on the swap to 1.50% and expires at the same time as the underlying swap. Average variable rates for all periods are based on the rates in effect on January 31, 2003.

(C)	Senior credit facility has a variable rate of interest of either 1) the published prime lending rate or 2) Eurodollar rate with adjustments of both rates based on meeting certain financial conditions. Average variable rates for all periods are based on the rates in effect on January 31, 2003.

(D)	The fair value as of January 31, 2003 does not include the fair value of the interest rate cap or floor.

Item 8.    Financial Statements And Supplementary Data

See pages F-1 through F-35 appearing at the end of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information concerning Perry Ellis’ directors and executive officers regarding compliance with Section 16 of the Securities Exchange Act of 1934 required by this item will be set forth in Perry Ellis’ definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated by reference from Perry Ellis’ Proxy Statement.

Item 11.    Executive Compensation

The information required by this item will be set forth in the Company’s definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated by reference from Perry Ellis’ Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be set forth in the Company’s definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated by reference from Perry Ellis’ Proxy Statement.

Item 13.    Certain Relationships And Related Transactions

The information required by this item will be set forth in the Company’s definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated by reference from Perry Ellis’ Proxy Statement.

Item 14.    Internal Controls

(a)	Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of this report was carried out by the Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Changes in internal controls

Subsequent to the date of the most recent evaluation of the Company’s internal controls, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(3)	Exhibits

Exhibit No	Description of Exhibit

3.1	Registrant’s Amended and Restated Articles of Incorporation(5)

3.2	Registrant’s Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

4.2	Indenture dated April 6, 1999 between the Company and State Street Bank and Trust Company (“State Street”), as amended(6)

4.5	Specimen Forms of 12 1/4% Senior Subordinated Notes Due April 1, 2006(6)

4.6	Indenture dated March 22, 2002 between the Company and State Street, as amended(9)

4.8	Pledge and Security Agreement dated March 22, 2002 by and among the Company, Jantzen Apparel Corp. and State Street(9)

4.9	Specimen Forms of 9 1/2% Senior Secured Notes Due March 15, 2009(9)

10.3	Form of Indemnification Agreement between the Company and each of the Company’s Directors and Officers(1)

10.9	1993 Stock Option Plan(1)(2)

10.10	Directors Stock Option(1)(2)

10.17	Amendment to Business Lease between George Feldenkreis and the Company relating to office facilities(3)

10.20	Profit Sharing Plan(2)(3)

10.21	Amended and Restated Employment Agreement between the Registrant and George Feldenkreis(2)(3)

10.22	Amended and Restated Employment Agreement between the Registrant and Oscar Feldenkreis(2)(3)

10.24	Lease Agreement [Land] dated as of August 28, 1997 between SUP Joint Venture, as Lessor and Registrant, as Lessee(4)

Exhibit No	Description of Exhibit

10.25	Lease Agreement [Building] dated as of August 28, 1997 between SUP Joint Venture, as Lessor and Registrant, as Lessee(4)

10.34	Employment agreement between Allan Zwerner and the Company(2)(6)

10.35	Employment agreement between Timothy B. Page and the Company(2)(9)

10.36	Incentive Stock Option Plan(2)(7)

10.37	Asset Purchase Agreement dated as of March 15, 2002 by and among the Company, Jantzen, Inc. and VF Canada, Inc.(8)

10.38	Fifth Amendment dated March 14, 2002 to Amended and Restated Loan and Security Agreement dated March 26, 1999(9)

10.39	Fourth Amendment to Master Agreement dated March 14, 2002, by and among the Company, SUP Joint Venture, SunTrust Bank and Israeli Discount Bank(9)

10.40	Loan and Security Agreement dated as of October 1, 2002(11)

10.41	Agreement and Plan of Merger, dated February 3, 2003, by and among the Company, Connor Acquisition Corp. and Salant Corporation (“Salant”)(12)

10.42	Letter Agreement, dated February 3, 2003, among Michael J. Setola, Salant and the Company(12)

10.43	Letter Agreement, dated February 3, 2003, among Awadesh K. Sinha, Salant and the Company(12)

10.44	2002 Stock Option Plan(10)

21.1	Subsidiaries of Registrant(13)

23.1	Consent of Deloitte & Touche LLP(13)

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act(13)

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act(13)

(1)	Previously filed as an Exhibit of the same number to Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.
(2)	Management Contract or Compensation Plan.
(3)	Previously filed as an Exhibit of the same number to Registrant’s Registration Statement on Form S-1 (File No. 33-96304) and incorporated herein by reference
(4)	Previously filed as an Exhibit of the same number to Registrant’s Annual Report on Form 10-K for the year ended January 31, 1998 and incorporated herein by reference.
(5)	Previously filed as an Exhibit to Registrant’s Proxy Statement for its 1998 Annual Meeting and incorporated herein by reference.
(6)	Previously filed as an Exhibit to Registrant’s Registration Statement on Form S-4 (File No. 33-78427) and incorporated herein by reference.
(7)	Previously filed as an Exhibit to Registrant’s Proxy Statement for its 2000 Annual Meeting and incorporated herein by reference.
(8)	Previously filed as an Exhibit to Registrant’s Current Report on Form 8-K dated March 22, 2002, as amended and incorporated herein by reference.
(9)	Previously filed as an Exhibit of the same number to Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated herein by reference.
(10)	Previously filed as an Annex to Registrant’s Proxy Statement for its 2002 Annual Meeting and incorporated herein by reference.
(11)	Previously filed as an Exhibit of the same number to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2002 and incorporated herein by reference.
(12)	Previously filed as an Exhibit to Registrant’s Current Report on Form 8-K dated February 5, 2003 as amended and incorporated herein by reference.
(13)	Filed herewith.

(b)	Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the three months ended January 31, 2003.

(c)	Item 601 Exhibits

The exhibits required by Item 601 of Regulation S-K are set forth in (a)(3) above.

(d)	Financial Statement Schedules

The financial statement schedules required by Regulation S-K are set forth in (a)(2) above.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERRY ELLIS INTERNATIONAL, INC.

Dated: March 13, 2003	By:	/S/ GEORGE FELDENKREIS
George Feldenkreis Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date

/S/ GEORGE FELDENKREIS George Feldenkreis	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 13, 2003

/S/ OSCAR FELDENKREIS Oscar Feldenkreis	President, Chief Operating Officer and Director	March 13, 2003

/S/ TIMOTHY B. PAGE Timothy B. Page	Chief Financial Officer (Principal Financial Officer)	March 13, 2003

/S/ ANTHONY J. MACAIONE Anthony J. Macaione	Senior Vice President /Controller (Principal Accounting Officer)	March 13, 2003

/S/ MARC BALMUTH Marc Balmuth	Director	March 13, 2003

/S/ RONALD BUCH Ronald Buch	Director	March 13, 2003

/S/ GARY DIX Gary Dix	Director	March 13, 2003

/S/ SALOMON HANONO Salomon Hanono	Director	March 13, 2003

/S/ JOSEPH P. LACHER Joseph P. Lacher	Director	March 13, 2003

/S/ LEONARD MILLER Leonard Miller	Director	March 13, 2003

/S/ ALLAN ZWERNER Allan Zwerner	Director	March 13, 2003

Certification

I, George Feldenkreis, certify that:

1)  I have reviewed the registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (the “Report”);

2)  Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

3)  Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Report;

4)  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the “Evaluation Date”); and

c)  presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in the internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)  The registrant’s other certifying officers and I have indicated in this Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ GEORGE FELDENKREIS

Name: George Feldenkreis Title: Chairman and Chief Executive Officer (Chief Executive Officer)

Certification

I, Timothy B. Page, certify that:

1)  I have reviewed the Report;

2)  Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

3)  Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Report;

4)  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in the internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)  The registrant’s other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ TIMOTHY B. PAGE

Name: Timothy B. Page Title: Chief Financial Officer (Chief Financial Officer)

INDEX TO FINANCIAL STATEMENTS

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Perry Ellis International, Inc.:

We have audited the consolidated balance sheets of Perry Ellis International, Inc. and subsidiaries (the “Company”) as of January 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in the year ended January 31, 2003, the Company changed its method of accounting for intangible assets to conform to Statement of Financial Accounting Standard No. 142.

/s/    DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

March 5, 2003

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of January 31,

	2002	2003
ASSETS
Current Assets:
Cash and cash equivalents	$1,303,978	$4,683,177
Accounts receivable, net	50,370,245	79,489,739
Inventories, net	45,409,047	51,306,474
Deferred income taxes	2,384,316	2,957,765
Prepaid income taxes	—	3,361,650
Other current assets	1,886,163	4,104,767

Total current assets	101,353,749	145,903,572
Property and equipment, net	10,897,334	31,048,876
Intangible assets, net	117,938,894	142,186,062
Other	3,870,703	12,098,835

TOTAL	$234,060,680	$331,237,345

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,966,368	$12,820,168
Accrued expenses	3,259,602	5,058,748
Income taxes payable	1,381,551	—
Accrued interest payable	3,808,997	4,674,929
Current portion—senior credit facility	21,756,094	—
Unearned revenues	1,838,929	1,994,554
Other current liabilities	2,410,583	1,457,422

Total current liabilities	40,422,124	26,005,821
Senior subordinated notes payable, net	99,071,515	99,180,580
Senior secured notes payable, net	—	60,729,796
Senior credit facility	—	22,922,287
Real estate mortgage	—	11,600,000
Deferred income tax	6,749,832	10,694,595

Total long-term liabilities	105,821,347	205,127,258

Total liabilities	146,243,471	231,133,079

Minority Interest	613,671	702,480

Stockholders’ Equity:
Preferred stock $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 6,337,440 shares issued and 6,285,940 shares outstanding as of January 31, 2002 and 6,425,641 shares issued and outstanding as of January 31, 2003	63,374	64,257
Additional paid-in-capital	26,286,040	27,198,094
Retained earnings	61,386,244	72,182,529
Accumulated other comprehensive income	(121,753)	(43,094)

Total	87,613,905	99,401,786
Treasury stock at cost; 51,500 shares as of January 31, 2002	(410,367)	—

Total stockholders’ equity	87,203,538	99,401,786

TOTAL	$234,060,680	$331,237,345

See notes to consolidated financial statements.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended January 31,

	2001	2002	2003
Revenues
Net sales	$258,888,480	$251,310,159	$277,027,795
Royalty income	25,789,975	26,680,987	28,812,955

Total revenues	284,678,455	277,991,146	305,840,750
Cost of sales	200,883,860	191,601,211	205,000,956

Gross profit	83,794,595	86,389,935	100,839,794
Operating expenses
Selling, general and administrative expenses	49,408,767	55,446,854	63,850,180
Depreciation and amortization	6,130,708	6,662,158	3,582,850

Total operating expenses	55,539,475	62,109,012	67,433,030

Operating income	28,255,120	24,280,923	33,406,764
Interest expense	15,766,461	13,549,746	15,795,347

Income before minority interest and income taxes	12,488,659	10,731,177	17,611,417
Minority interest	—	83,240	88,809
Income taxes	4,662,655	4,039,995	6,726,323

Net income	$7,826,004	$6,607,942	$10,796,285

Net income per share
Basic	$1.17	$1.01	$1.69

Diluted	$1.16	$1.01	$1.65

Weighted average number of shares outstanding
Basic	6,689,476	6,516,807	6,387,459
Diluted	6,745,441	6,534,749	6,550,126

See notes to consolidated financial statements.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For Each of the Three Years Ended January 31

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Comprehensive Income	Retained Earnings
	Shares	Amount						Total
BALANCE, JANUARY 31, 2000	6,731,874	$67,318	$29,000,655	$—	$—	$—	$46,952,298	$76,020,271
Exercise of stock options	7,500	75	57,425	—	—	—	—	57,500
Exercise of warrants	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	7,826,004	7,826,004
Tax benefit for exercise of non-qualified stock options	—	—	5,327	—	—	—	—	5,327
Purchase of treasury stock	(160,000)	—	—	(1,029,919)	—	—	—	(1,029,919)

BALANCE, JANUARY 31, 2001	6,579,374	67,393	29,063,407	(1,029,919)	—	—	54,778,302	82,879,183
Exercise of stock options	2,666	27	15,395	—	—	—	—	15,422
Net income	—	—	—	—	—	6,607,942	6,607,942	6,607,942
Foreign currency translation adjustment	—	—	—	—	(121,753)	(121,753)	—	(121,753)

Comprehensive income (loss)						$6,486,189

Purchase of treasury stock	(296,100)	—	—	(2,177,256)	—		—	(2,177,256)
Retirement of treasury stock	—	(4,046)	(2,792,762)	2,796,808	—		—	—

BALANCE, JANUARY 31, 2002	6,285,940	63,374	26,286,040	(410,367)	(121,753)		61,386,244	87,203,538
Exercise of stock options	139,701	1,397	1,321,907	—	—		—	1,323,304
Net income	—	—	—	—	—	10,796,285	10,796,285	10,796,285
Foreign currency translation adjustment	—	—	—	—	78,659	78,659	—	78,659

Comprehensive income (loss)						$10,874,944

Retirement of treasury stock	—	(514)	(409,853)	410,367	—		—	—

BALANCE, JANUARY 31, 2003	6,425,641	$64,257	$27,198,094	$0	($43,094)		$72,182,529	$99,401,786

See notes to consolidated financial statements.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 31,

	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,826,004	$6,607,942	$10,796,285
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,521,762	6,190,801	2,783,205
Provision for bad debts	330,435	1,575,000	280,620
Amortization of debt issue cost	608,946	614,347	918,628
Amortization of bond discount	164,000	164,000	348,741
Deferred income taxes	2,098,295	1,386,240	3,371,314
Minority interest	—	83,240	88,809
Other	67,234	(64,250)	78,659
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	(13,174,087)	7,048,510	(29,400,114)
Inventories	(7,579,495)	(1,528,619)	(3,706,285)
Other current assets and prepaid income taxes	1,728,313	586,446	(5,692,025)
Other assets	(265,952)	(701,044)	(2,046,398)
Accounts payable and accrued expenses	603,704	(1,160,561)	6,695,881
Income taxes payable	—	1,385,210	(1,381,551)
Accrued interest payable	(194,796)	(604,768)	865,932
Other current liabilities and unearned revenues	153,951	792,354	(797,536)

Net cash (used in) provided by operating activities	(2,111,686)	22,374,848	(16,795,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,711,741)	(2,921,930)	(22,076,974)
Payment on purchase of intangible assets	(3,472,001)	(98,928)	(187,701)
Proceeds from sale of trademark	750,000	—	—
Payment for acquired businesses	—	—	(25,084,374)

Net cash used in investing activities	(5,433,742)	(3,020,858)	(47,349,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under term loan	(11,250,000)	—	—
Net (payments) borrowings from senior credit facility	19,881,630	(16,157,032)	1,166,193
Net payments on senior subordinated notes	—	—	(2,199,492)
Net proceeds from senior secured notes	—	—	55,589,250
Net proceeds from real estate mortgage	—	—	11,600,000
Tax benefit for exercise of non-qualified stock options	5,327	—	—
Purchase of treasury stock	(1,029,919)	(2,177,256)	—
Proceeds from exercise of stock options	57,500	15,421	1,323,303

Net cash provided by (used in) financing activities	7,664,538	(18,318,867)	67,479,254

Effect of exchange rate changes on cash and cash equivalents		(75,886)	44,829

NET INCREASE IN CASH	119,110	959,238	3,379,199
CASH AT BEGINNING OF YEAR	225,631	344,741	1,303,978

CASH AT END OF PERIOD	$344,741	$1,303,979	$4,683,177

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$15,961,257	$14,058,640	$15,762,844

Income taxes	$750,000	$1,608,192	$7,470,063

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Change in fair value of mark-to-market interest rate swap/option	—	$(245,152)	$7,100,362

See notes to consolidated financial statements.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Each of the Three Years in the Period Ended January 31, 2003

1.    General

The Company is a leading licensor, designer and marketer of a broad line of high quality men’s sportswear, including sport and dress shirts, golf sportswear, sweaters and casual dress pants and shorts, which sells to all levels of retail distribution. The Company licenses its trademark portfolio domestically and internationally for apparel and other products that it does not sell including dress sportswear, outerwear, fragrances and accessories. The Company has built a broad portfolio of brands through selective acquisitions and the establishment of its own brands over its 35-year operating history. The Company’s distribution channels include regional, national and international upscale department stores, mid-tier department stores, chain stores, mass merchants, specialty stores and corporate wear distributors throughout the United States, Puerto Rico and Canada.

2.    Summary of Significant Accounting Policies

The following is a summary of the Company’s significant accounting policies:

PRINCIPLES OF CONSOLIDATION—The consolidated financial statements include the accounts of Perry Ellis International, Inc. and its wholly-owned/controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The ownership interest of non-controlling owners is reflected as minority interest.

USE OF ESTIMATES—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS—The carrying amounts of accounts receivable and accounts payable approximates fair value due to their short-term nature. The carrying amount of the senior credit facility approximates fair value due to the relatively frequent resets of its floating interest rate. As of January 31, 2003, the fair value of the 12¼% senior subordinated notes and the 9½% senior secured notes is approximately $102.5 million and $58.4 million, respectively, based on quoted market prices. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

INVENTORIES—Inventories are stated at the lower of cost (moving average cost) or market. Cost principally consists of the purchase price, customs, duties, freight, insurance and commissions to buying agents.

PROPERTY AND EQUIPMENT—Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or estimated useful lives of the improvements. The useful lives range from three to thirty-nine years.

Asset Class	Avg. Useful Lives in Years
Furniture, fixtures and equipment	3-7
Vehicles	7
Leasehold Improvements	11
Buildings	39

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INTANGIBLE ASSETS—Intangible assets primarily represent costs capitalized in connection with the acquisitions of brand names and license rights. Intangibles are amortized over their estimated useful lives. Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” identifiable intangible assets with an indefinite useful life are no longer being amortized.

DEFERRED DEBT ISSUE COSTS—Costs were incurred in connection with financing. These costs have been capitalized and are being amortized on a straight-line basis, which approximates the interest method, over the term of the related debt instrument. Such amounts are included in other long-term assets in the consolidated balance sheet.

LONG-LIVED ASSETS—Management reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning future conditions. There has not been any material impairment to long-lived assets in 2001, 2002 or 2003.

ADVERTISING AND RELATED COSTS—The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $8.2 million, $7.7 million and $6.5 million for the years ended January 31, 2001, 2002 and 2003, respectively.

REVENUE RECOGNITION—Sales are recognized and title transfers upon shipment, net of trade allowances and a provision for estimated returns and other allowances. Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. The Company believes that its revenue recognition policies conform to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The Company operates predominantly in North America, with over 90% of its sales in the domestic market. Two customers accounted for approximately 14% and 11% of net sales for fiscal year 2001, three customers accounted for approximately 12%, 11% and 11% of net sales for fiscal year 2002 and one customer accounted for approximately 11% for fiscal 2003. The Company does not believe that these concentrations of sales and credit risk represent a material risk of loss with respect to its financial position as of January 31, 2003.

FOREIGN CURRENCY TRANSLATION—For the Company’s international operations, local currencies are considered their functional currencies. The Company translates assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and revenue and expenses are translated at average monthly exchange rates. Translation adjustments resulting from this process are recorded in Stockholders’ Equity as a component of Accumulated Other Comprehensive Income.

INCOME TAXES—Deferred income taxes result primarily from timing differences in the recognition of expenses for tax and financial reporting purposes and are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur.

NET INCOME PER SHARE—Basic net income per share is computed by dividing net income by the weighted average shares of outstanding common stock. The calculation of diluted net income per share is similar to basic earnings per share except that the denominator includes potential dilutive common stock. The potential dilutive common stock included in the Company’s computation of diluted net income per share includes the effects of the stock options and warrants as determined using the treasury stock method.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ACCOUNTING FOR STOCK-BASED COMPENSATION—The Company has chosen to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. As required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has presented certain pro forma and other disclosures related to stock-based compensation plans.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ended after December 15, 2002 and for interim financial statements beginning after December 15, 2002. The adoption of the disclosure provisions of SFAS No.148 is not expected to have a significant effect on the company’s financial position of results of operations.

	2001	2002	2003
Net income as reported	$7,826,004	$6,607,942	$10,796,285
Deduct : Total stock based employee compensation expense not included in reported net income, net	747,355	422,464	251,953
Pro forma net income	$7,078,649	$6,185,478	$10,544,332

Pro forma net income per share:
Basic	$1.08	$0.95	$1.65

Diluted	$1.05	$0.95	$1.61

RECLASSIFICATIONS—Certain amounts in the prior years financial statements may have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS—In April 2001, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer’s purchase or promotion of the vendor’s products. This consensus only impacted Perry Ellis’ revenue and expense classifications and have no effect on reported income. Perry Ellis previously reported net sales and selling general and administrative expenses for fiscal 2001 and 2002 were reduced by $2,738,000 and $1,724,000 respectively to conform to the new accounting standard.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 138, is effective for financial statements for fiscal years beginning after June 15, 2000. The Company adopted the provisions of SFAS No. 133 effective February 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company’s financial statements.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pooling-of-interests method. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangibles assets acquired in a business combination. The Company applied the provisions of this pronouncement to the Jantzen acquisition.(See Note 10)

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changes the accounting treatment as it applies to goodwill and other identifiable intangible assets with indefinite useful lives from an amortization method to an impairment-only approach. Under SFAS No. 142, proper accounting treatment requires annual assessment for any impairment of the carrying value of the assets based upon an estimation of the fair value of the identifiable intangible asset with an indefinite useful life, or in the case of goodwill of the reporting unit to which the goodwill pertains. Under SFAS No. 142, goodwill and identifiable intangible assets with indefinite useful lives are no longer subject to amortization. Impairment losses, if any, arising from the initial application of SFAS No. 142 are to be reported as a cumulative effect of a change in accounting principle. The effective date of this statement is for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 for its fiscal year beginning February 1, 2002.

In accordance with SFAS No. 142, the Company obtained a valuation and estimated useful life report of all its trademarks. Results of this analysis indicate no material impairment in the carrying value of its trademarks upon adoption of the standard and also indicate that the trademarks have indefinite useful lives. Under the new pronouncement, amortization expense relating to identifiable intangible assets were approximately $3,955,000 and $4,342,000 for fiscal January 31, 2001 and 2002, respectively. Basic and diluted earnings per share for the year ended January 31, 2001 adjusted to exclude amounts no longer being amortized under the provision of SFAS No. 142 as reported below.

	2001	2002	2003
Net income:
Reported net income	$7,826,004	$6,607,942	$10,796,285
Intangible amortization, net of tax	2,478,396	2,719,938	—

Adjusted net income	$10,304,400	$9,327,880	$10,796,285

Basic earnings per share:
Reported basic earnings per share	1.17	1.01	1.69
Intangible amortization, net of tax	0.37	0.42	—

Adjusted basic earnings per share	$1.54	$1.43	$1.69

Diluted earnings per share:
Reported diluted earnings per share	1.16	1.01	1.65
Intangible amortization, net of tax	0.37	0.42	—

Adjusted diluted basic earnings per share	$1.53	$1.43	$1.65

On October 3, 2001, the FASB issued SFAS No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The effective date of SFAS No.144 is for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 on February 1, 2002, did not have a material effect on the financial position or the results of operation of the Company.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections,” which all but eliminates the presentation in income statements of debt extinguishments as extraordinary items. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Perry Ellis plans to implement SFAS No. 145 at the beginning of fiscal 2004. SFAS No.145 is not expected to have a material effect on Perry Ellis’ financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on Perry Ellis’ financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. However, the disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Perry Ellis is not a party to any agreement in which it is a guarantor of indebtedness of others. FIN 45 is not expected to have a material effect on Perry Ellis’ financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation, to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ended after December 15, 2002 and for interim financial statements beginning after December 15, 2002 . SFAS No.148 is not expected to have a significant effect on the company’s financial position of results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or SPEs). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investor’s that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company is required to adopt the provisions of FIN No. 46 immediately for variable interests in variable interest entities created after January 31, 2003, and in the quarter ending April 30, 2003 for variable interests in variable interest entities created before February 1, 2003. However, certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Perry Ellis does not have any variable interest entities as defined in FIN 46. Accordingly, the Company has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the adoption of FIN 46.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the fiscal year ended January 31, 2003, the Company did not repurchase any additional shares. On March 26, 2002 the Company retired 51,500 shares held in the treasury. For the fiscal year ended January 31, 2002, the Company had repurchased 295,300 shares at an average price of $7.37 per share. On March 2, 2001 and October 29, 2001, the Company retired 160,000 and 244,600 shares held in the treasury respectively.

4.    Accounts Receivable

Accounts receivable consist of the following as of January 31:

	2002	2003
Trade accounts	$47,778,539	$75,676,880
Royalties and other receivables	4,506,696	5,888,000

Total	52,285,235	81,564,880
Less: Allowance for doubtful accounts	(1,914,990)	(2,075,141)

Total	$50,370,245	$79,489,739

The activity for the allowance for doubtful account is as follows:

	2001	2002	2003
Allowance for doubtful accounts
Beginning balance	$1,014,576	$427,965	$1,914,990
Provision	330,435	1,575,000	280,620
Write-offs net of recoveries	(917,046)	(87,975)	(120,469)

Ending balance	$427,965	$1,914,990	$2,075,141

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our trade customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide a general allowance for other accounts based on historical collection and write-off experience. Judgment is critical because some retail customers are currently operating in bankruptcy or have experienced financial difficulties. If their financial condition were to worsen, additional allowances might be required.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Inventories

Inventories consist of the following as of January 31:

	2002	2003
Finished goods	$39,208,717	$37,450,815
Raw materials and in process	1,259,194	10,166,219
Finished goods not yet received	4,941,136	3,689,440

Total	$45,409,047	$51,306,474

The Company’s inventories are valued at the lower of cost (moving average cost) or market. Perry Ellis evaluates all of its inventory style-size-color stock keeping units (SKUs) to determine excess or slow moving SKUs based on orders on hand and projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net sales value is less than cost, on an individual SKU basis, we provide an allowance to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold.

6.    Property and Equipment

Property and equipment consists of the following as of January 31:

	2002	2003
Furniture, fixture and equipment	$11,615,513	$16,722,015
Buildings	—	12,426,585
Vehicles	167,940	308,839
Leasehold improvements	3,209,254	3,448,449
Land	1,581,702	6,181,702

Total	16,574,409	39,087,590
Less: accumulated depreciation and amortization	(5,677,075)	(8,038,714)

Total	$10,897,334	$31,048,876

Depreciation expense relating to property and equipment amounted to approximately $1,567,000, $1,849,000, and $2,279,581 for the fiscal years ended January 31, 2001, 2002 and 2003, respectively.

7.    Intangible Assets

Intangible assets consisted of the following as of January 31:

	2002	2003
Trademarks and licenses	$132,315,018	$156,462,840
Goodwill	16,165	—

Total	132,331,183	156,462,840
Less: Accumulated amortization	(14,392,289)	(14,276,778)

Total	$117,938,894	$142,186,062

Amortization expense relating to the intangible assets amounted to approximately $3,955,000 and $4,342,000 for the fiscal years ended January 31, 2001 and 2002 respectively.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Accrued Expenses

Accrued expenses consists of the following as of January 31:

	2002	2003
Salaries and commissions	$1,735,024	$2,783,016
Royalties	281,280	749,687
Buying commissions	287,944	267,188
Other	955,354	1,258,857

Total	$3,259,602	$5,058,748

9.    Other Current Liabilities

Other current liabilities consists of the following as of January 31:

	2002	2003
Unearned advertising reimbursements	$2,059,667	$925,520
Other	350,916	531,902

Total	$2,410,583	$1,457,422

10.    Jantzen Acquisition

On March 22, 2002, the Company acquired the Jantzen swimwear business from subsidiaries of VF Corporation for approximately $24.0 million, excluding liabilities assumed and expenses incurred related to the transaction. The acquisition was financed with a portion of the proceeds from a $57.0 million private offering of 9½% senior secured notes, which closed simultaneously with the acquisition.

The Jantzen assets acquired consist primarily of the Jantzen trademarks and trade names, license agreements, certain equipment and inventory relating to the 2003 season, which commenced in July 2002. As part of this acquisition, the Company also acquired licenses for the Tommy Hilfiger® brand for women’s swimwear and the Nike® brand for women’s and girl’s swimwear, men’s and boy’s competitive swimsuits, swim apparel, and accessories.

In connection with the Jantzen acquisition, the Company entered into a lease agreement with VF Corporation to occupy Jantzen’s Portland, Oregon administrative facility for an initial six-month period, thereafter on a month-to-month basis. In addition, the Company entered into a lease agreement to occupy a portion of Jantzen’s Seneca, South Carolina distribution center facility for a one-year period. The Company was also granted a right of first refusal to purchase the Seneca distribution center facility. The option was exercised on May 20, 2002 at a price of $2.5 million. The Company closed on this purchase during September 2002.

The Jantzen assets acquired and liabilities assumed have been recorded at their estimated fair values. A final determination of the required purchase accounting adjustments and of the fair value of the assets and liabilities of Jantzen acquired or assumed has not yet been made. The following is a summary of the purchase price and management’s estimate of the purchase price allocation.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)
Purchase price determination:
Net purchase price	$23,978
Liabilities assumed and expenses incurred in connection with the acquisition	3,063

Gross purchase price	$27,041

Purchase price allocation:
Inventories	$2,191
Machinery and equipment	465
Trademarks	24,385

Gross purchase price	$27,041
Less: liabilities assumed	(1,957)

Cash paid	$25,084

11.    Pro Forma Financial Information

The pro forma financial information presented below, gives effect to the Jantzen acquisition as if it occurred as of the beginning of the fiscal year ended January 2003.

	2002	2003
Total Revenues	$342,991	$346,331

Net Income	$8,030	$13,596

Net Income per Share
Basic	$1.23	$2.13

Diluted	$1.23	$2.08

12.    Derivatives Financial Instruments

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

The Company has an interest rate risk management policy with the objective of managing its interest costs. To meet this objective the Company employs hedging and derivatives strategies to limit the effects of changes in interest rates on its operating income and cash flows, and to lower its overall fixed rate interest cost on its senior subordinated notes and senior secured notes.

The Company does not acquire derivative instruments for any purpose other than cash flow and fair value hedging purposes. That is, the Company does not speculate using derivative instruments.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes its interest rate risk management policy is generally effective. Nonetheless, the Company’s profitability may be adversely affected during particular periods as a result of changing interest rates. In addition, hedging transactions using derivative instruments involve risks such as counter-party credit risk. The counter-parties to the Company’s arrangements are lenders of the hedged debt instruments or are major financial institutions.

In August 2001, the Company entered into an interest rate swap, option and interest rate cap agreements (the “August Swap Agreement”) for an aggregate notional amount of $40.0 million in order to minimize its debt servicing costs associated with its $100.0 million of 12 1/4% senior subordinated notes due April 1, 2006. The August Swap Agreement was subsequently modified through a basis swap entered into in October 2001 (the “October Swap Agreement,” and collectively with the August Swap Agreement, (the “Swap Agreement”). The Swap Agreement is scheduled to terminate on April 1, 2006. Under the Swap Agreement, the Company is entitled to receive semi-annual interest payments on October 1, and April 1, at a fixed rate of 12 1/4% and is obligated to make semi-annual interest payments on October 1, and April 1, at a floating rate based on the  6-month LIBOR rate plus 715 basis points for the 18 months period October 1, 2001 through March 31, 2003 (per October Swap Agreement); and 3-month LIBOR rate plus 750 basis point for the period April 1, 2003 through April 1, 2006 (per the August Swap Agreement). The Swap Agreement has optional call provisions with trigger dates of April 1, 2003, April 1, 2004 and April 1, 2005, which contain certain premium requirements in the event the call is exercised.

The fair value of the Swap Agreement recorded on the Company’s Consolidated Balance Sheet was  ($0.2) million as of January 31, 2002 and $1.9 million as of January 31, 2003. The interest rate cap and basis swap did not qualify for hedge accounting treatment under the SFAS No. 133, resulting in $0.7 million reduction of recorded interest expense on the Consolidated of Income for the fiscal year ended January 31, 2002 and  $0.35 million increase of recorded interest expense for the year ended January 31, 2003.

In conjunction with the March 2002 offering of $57.0 million of 9 1/2% senior secured notes due March 15, 2009, the Company entered into interest rate swap and option agreements (the “March Swap Agreement”) for an aggregate notional amount of $57.0 million in order to minimize the debt servicing costs associated with the 9½% senior secured notes. The March Swap Agreement is scheduled to terminate on March 15, 2009. Under the March Swap Agreement, the Company is entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 9 1/2% and are obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the three-month LIBOR rate plus 369 basis points for the period from  March 22, 2002 through March 15, 2009. The March Swap Agreement has optional call provisions with trigger dates of March 15, 2005, March 15, 2006 and March 15, 2007, which contain premium requirements in the event the call is exercised.

The March Swap Agreement is a fair value hedge as it has been designated against the 9 1/2% senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in the company’s consolidated balance sheet. The fair value of the March Swap Agreement recorded on the Company’s Consolidated Balance Sheet was $5.0 million as of January 31, 2003.

In December 2002, the Company entered into an interest rate floor agreement (the “December Floor Agreement”) for an aggregate notional amount of $57.0 million associated with the 9 1/2% senior secured notes. The December Swap Agreement is scheduled to terminate on March 15, 2005. Under the December Floor Agreement, the Company must pay the difference between the three-month LIBOR rate and 1.50% for all rate resets in which the LIBOR is below 1.50%. When the LIBOR is equal to or greater than 1.50%, the Company makes no payments under the Floor.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The December Floor Agreement did not qualify for hedge accounting treatment under SFAS No. 133, resulting in $0.2 million increase of recorded interest expense on the Consolidated Statement of Income for the fiscal year ended January 31, 2003. The fair value of the December Floor Agreement recorded on the Company’s Consolidated Balance Sheet was ($0.2) million as of January31, 2003.

The Company does not currently have a significant exposure to foreign exchange risk and accordingly, has not entered into any transactions to hedge against those risks. See Note 2 for policy description of foreign currency translation.

13.    Borrowings under Letter of Credit Facilities

As of January 31, 2003, the Company maintained three US dollar letter of credit facilities totaling  $52.0 million and one letter of credit facility totaling $2.5 million utilized by the Company’s consolidated Canadian joint venture. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on the Company’s assets. As of January 31, 2003, there was $22.5 million available under existing letter of credit facilities.

Amounts outstanding under letter of credit facilities consist of the following as of January 31:

	2002	2003
Total letter of credit facilities	$42,000,000	$54,453,386
Outstanding letters of credit	(11,035,880)	(31,966,591)

Total credit available	$30,964,120	$22,486,795

14.    Long Term Debt-Senior Credit Facility

In October 2002, the Company entered into a new credit facility with a group of financial institutions. The senior credit facility provided the Company with a revolving credit line up to an aggregate amount of  $60.0 million. The following is a description of the terms of the new senior credit facility, and does not purport to be complete, and is subject to, and qualified in its entirety by reference, to all of the provisions of the senior credit facility. In anticipation of the Salant acquisition (Note 24), the Company received a commitment from only one senior lender in its existing senior credit facility to increase the senior credit facility to $110.0 million. It is anticipated that the terms and conditions of this amended credit facility will mirror the terms outlined below but, in the case of certain covenants, the amounts will increase to reflect the increase in the facility.

Certain Covenants.    The senior credit facility contains certain covenants which requires the Company to maintain a minimum EBITDA. Payment of cash dividends is prohibited under Perry Ellis’ senior credit facility, and indentures governing its senior secured notes and senior subordinated notes. Any future decision regarding payment of cash dividends will depend on Perry Ellis’ earnings and financial position and such other factors, as Perry Ellis’ board of directors deems relevant. Perry Ellis has not paid any cash dividends since its inception and does not contemplate doing so in the near future. The Company is currently in compliance with all of its covenants under the senior credit facility.

Borrowings Base.    Borrowings under the senior credit facility are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to a) 85.0% of eligible receivables b) 85% of our eligible factored accounts receivable up to $5 million plus c) the lesser of the inventory loan limit or the lesser of 65% of eligible finished goods inventory or 85% of the net recovery percentage (such net recovery percentage being 62%) of eligible inventory or the loan limit minus (d) 35% of the amount of outstanding letters of credit for eligible inventory, (e) the full amount of outstanding letters of credit issued pursuant to the senior credit facility which are not fully secured by cash collateral, and (f) licensing reserves for which the Company is the licensee of certain branded products.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest.    Interest on the principal balance under the senior credit facility shall accrue, at the Company’s option, at either a) the Company’s bank’s prime lending rate with adjustments depending upon the Company’s quarterly average excess availability plus excess cash or leverage ratio (b) 2.00% above the rate quoted by the Company’s bank as the average Eurodollar Rate (“Eurodollar”) for the 1, 2, 3 and 6 month Eurodollar deposits with  1/4% point adjustments depending upon the Company’s quarterly excess availability plus excess cash and leverage ratio at the time of borrowing.

Security.    As security for the indebtedness under the senior credit facility, the Company granted the lenders a first priority security interest in substantially all of our existing and future assets other than its existing trademark portfolio, including, without limitation, accounts receivable, inventory deposit accounts, general intangibles and equipment. Lenders under the senior credit facility have a second priority security interest in the Company’s trademarks.

15.    9 1/2% Senior Secured Notes

On March 22, 2002, the Company completed a private offering of $57.0 million 9 1/2% senior secured notes due 2009. The proceeds of the private offering were used to finance the Jantzen acquisition, to reduce the amount of outstanding debt under the previous senior credit facility and as additional working capital. The proceeds to Perry Ellis were $55,589,250 yielding an effective interest rate of 9.74% after deduction of discounts. The Company entered into an interest rate swap and option agreement (the “March Swap Agreement”) in order to minimize debt service costs on the secured senior notes. The fair value of the March Swap Agreement recorded on the Company’s Consolidated Balance Sheet was $5.0 million as of January 31, 2003.

The senior secured notes are secured by a first priority security interest granted in the Company’s portfolio of trademarks and licenses as of the closing date of the Jantzen acquisition, including the trademarks, licenses and all income, royalties and other payments acquired in the Jantzen acquisition. The senior secured notes are senior secured obligations of the Company and rank pari passu in right of payment with all of its existing and future senior indebtedness. The senior secured notes are effectively senior to all unsecured indebtedness of the Company to the extent of the value of the assets securing the senior secured notes. The senior secured notes are guaranteed by certain subsidiaries of the Company.

The indenture agreement contains certain covenants which require the Company t o maintain certain financial ratios and restricts the payment of dividends. As of January 31, 2003, the Company was in compliance with its debt covenants of the senior subordinated notes.

16.    12 1/4% Senior Subordinated Notes Payable

The Company issued $100.0 million senior subordinated notes on April 6, 1999, the proceeds of which were used to acquire Perry Ellis, John Henry and Manhattan brands and to pay down the outstanding balance of the senior credit facility. The notes mature on April 1, 2006, and bear interest at the rate of 12 1/4 payable on April 1 and October 1 in each year. The proceeds to the Company were $98,852,000, yielding an effective interest rate of 12.39% after deduction of discounts. The Company entered into an interest rate swap, option, and interest rate cap agreements (the “August Swap Agreement”) for an aggregate notional of $40 million in order to minimize debt service costs on the senior subordinated notes. The fair value of the August Swap Agreement recorded on the Company’s Consolidated Balance Sheet was $1.9 million as of January 31, 2003.

The notes are unsecured senior subordinated obligations and are subordinated to all of the Company’s existing and future senior indebtedness. The notes rank equally with all of the Company’s future senior subordinated indebtedness.

The indenture agreement contains certain covenants which require the Company to maintain certain financial ratios and restricts the payment of dividends. As of January 31, 2003, the Company was in compliance with its debt covenants of the senior subordinated notes.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

17.    Real Estate Financing

The Company occupied its main administrative office, warehouse and distribution facility under a synthetic operating lease for a 240,000 square foot facility in Miami, Florida. The lease, as amended, expired on June 30, 2002, and required a final payment at termination of $14.5 million.

On June 30, 2002, the Company made the required payment under the synthetic lease and partially refinanced the acquisition of the facility with an $11.6 million mortgage. The mortgage has customary covenants and as of January 31, 2003, the Company is in compliance with these covenants.

On September 13, 2002, the Company purchased a distribution center in Seneca, South Carolina for $2.5 million using our revolver. The Company exercised the option to purchase the facility as part of the March 2002 Jantzen acquisition.

18.    Income Taxes

The income tax provision consists of the following for each of the years ended January 31:

	2001	2002	2003
Current Income Taxes:
Federal	$2,450,203	$2,115,199	$2,217,615
State	242,627	300,810	379,136
Foreign	(128,460)	237,746	758,258

Total	2,564,370	2,653,755	3,355,009

Deferred Income Taxes:
Federal and State	2,098,295	1,386,240	3,371,314

Total	$4,662,665	$4,039,995	$6,726,323

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate for each of the years ended January 31:

	2001	2002	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from State
income taxes, net of federal income tax benefit	2.5%	2.7%	2.9%
Benefit of graduated rate	(0.6%)	(0.6%)	(1.0%)
Other	0.6%	0.8%	1.3%

Total	37.5%	37.9%	38.2%

Deferred income taxes are provided for the temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities under SFAS No. 109. The tax effects of temporary differences as of January 31 are as follows:

	2002	2003
Deferred Tax Assets
Inventory	$941,575	$1,407,770
Allowance for doubtful accounts	723,736	790,269
Accrued expenses	108,348	109,214
Unearned revenue	694,894	759,726
Other	150,511	289,378

Sub Total	2,619,064	3,356,357

Deferred Tax Liabilities
Fixed assets	(1,693,580)	(1,850,845)
Intangible assets	(5,062,408)	(9,031,489)
Other	(228,592)	(210,853)

Sub Total	(6,984,580)	(11,093,187)

Net deferred tax asset (liability)	($4,365,516)	($7,736,830)

Management believes that a valuation allowance for deferred income tax assets is not deemed necessary as the assets are expected to be recovered. Deferred taxes have not been recognized on unremitted earnings of the Company’s foreign subsidiaries based on the “indefinite reversal” criteria of APB Opinion 23.

19.    Retirement Plan

The Company has a 401(k) Profit Sharing Plan (the “Plan”) in which eligible employees may participate. Employees are eligible to participate in the Plan upon the attainment of age 21, and completion of one year of service. Participants may elect to contribute up to 15% of their annual compensation, not to exceed amounts prescribed by statutory guidelines. The Company under the provisions of the plan, and at its discretion may contribute an amount equal to 50% of each participant’s eligible contribution up to 6% of the participant’s annual compensation. The Company may elect to contribute additional amounts at its discretion. The Company’s contributions to the Plan were approximately $173,000, $199,000 and $328,000 for the fiscal years ended January 31, 2001, 2002 and 2003, respectively.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Related Party Transactions

The Company leases certain office and warehouse space owned by the Chairman of the Board of Directors and Chief Executive Officer under certain lease arrangements, most of which are month-to-month. Rent expense, including taxes, for these leases amounted to $316,000, $537,000 and $525,000 for the years ended January 31, 2001, 2002 and 2003, respectively.

The Company entered into licensing agreements (the “ License Agreements”) with Isaco International, Inc. (“Isaco”), pursuant to which Isaco was granted the exclusive license to use the Natural Issue, Perry Ellis, John Henry and Career Club brand names in the United States and Puerto Rico to market a line of men’s underwear, hosiery and loungewear. The principal shareholder of Isaco is the father-in-law of the Company’s President and Chief Operating Officer. Royalty income earned from the License Agreements amounted to $834,000, $1,230,000 and $2,131,000 for the years ended January 31, 2001, 2002 and 2003, respectively.

21.    Stock Options and Warrants

Stock Options—The Company adopted a 1993 Stock Option Plan (the “1993 Plan”) and a Directors Stock Option Plan (the “ Directors Plan”) (collectively, the “Stock Option Plans”), under which shares of common stock are reserved for issuance upon the exercise of the options. The number of shares issuable under the Directors Plan is 150,000. The number of shares issuable under the 1993 plan is 1,500,000. The Stock Option Plans are designed to serve as an incentive for attracting and retaining qualified and competent employees, directors, consultants, and independent contractors of the Company. The 1993 Plan provides for the granting of both incentive stock options and nonstatutory stock options. Incentive stock options may only be granted to employees. Only non-employee directors are eligible to receive options under the Directors Plan. All matters relating to the Directors Plan are administered by a committee of the Board of Directors consisting of two or more employee directors, including selection of participants, allotment of shares, determination of price and other conditions of purchase, except that the per share exercise price of options granted under the Directors Plan may not be less than the fair market value of the common stock on the date of grant.

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the stock option activity for options issued under the 1993 Plan and the Directors Plan is as follows for the years ended January 31:

		Option Price Per Share			Options Exercisable
	Number of Shares	Low	High	Weighted	Number of Shares	Weighted Average Exercise Price
Outstanding January 31, 2000	1,032,550	$7.67	$15.75	$10.69	833,459	$10.73
Granted 2001	167,000	$5.13	$13.00	$8.41
Exercised 2001	(7,500)	$7.67	$7.67	$7.67
Cancelled 2001	(78,500)	$9.63	$14.25	$10.13

Outstanding January 31, 2001	1,113,550	$5.13	$15.75	$10.44	940,616	$10.41

Granted 2002	71,667	$5.13	$8.85	$7.37
Exercised 2002	(2,666)	$5.13	$6.88	$5.79
Cancelled 2002	(88,750)	$5.13	$13.44	$10.40

Outstanding January 31, 2002	1,093,801	$5.13	$13.44	$10.27	980,774	$10.40

Granted 2003	578,000	$7.50	$14.85	$12.83
Exercised 2003	(139,701)	$5.13	$13.50	$9.47
Cancelled 2003	(43,466)	$6.88	$14.20	$9.67	1,260,716	$11.56

Outstanding January 31, 2003	1,488,634

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exerciseable	Weighted Average Exercise Price
$ 5.00–$7.50	78,084	8.0	$ 5.46	65,000	$ 5.28
$ 7.51–$10.00	568,416	4.2	$ 8.78	557,583	$ 8.78
$10.01–$12.00	52,934	6.5	$11.15	27,133	$10.75
$12.01–$16.00	789,200	8.4	$14.69	611,000	$14.80

As described in Note 2, we account for stock-based compensation using the provisions of APB No. 25 and related interpretations. No compensation expense has been recognized in the years ended January 31, 2001, 2002 and 2003 as the exercise prices for the stock options granted were equal to their fair market value at the time of grant. Had compensation cost for options granted been determined in accordance with the fair value provisions of SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts presented below for the years ended January 31:

	2001	2002	2003
Net income as reported	$7,826,004	$6,607,942	$10,796,285
Deduct : Total stock based employee compensation expense not included in reported net income, net	747,355	422,464	251,953
Pro forma net income	$7,078,649	$6,185,478	$10,544,332

Pro forma net income per share:
Basic	$1.08	$0.95	$1.65

Diluted	$1.05	$0.95	$1.61

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of these options was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions for 2001, 2002 and 2003:

	2001	2002	2003
Risk free interest	6.5%	3.3%	3.9%
Dividend Yeild	0.0%	0.0%	0.0%
Volatility factors	67.9%	67.3%	68.2%
Weighted average life (years)	4.5	1.9	10.0

Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in 2001, 2002 and 2003 was $4.43, $2.75 and $10.84, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

The pro forma amounts may not be representative of the future effects on reported net income and net income per share that will result from the future granting of stock options, since the pro forma compensation expense is allocated over the periods in which options become exercisable and new option awards are granted each year.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”, the Company’s principal segments are grouped between the generation of revenues from products and royalties. The Licensing segment derives its revenues from royalties associated from the use of its brand names, principally Perry Ellis, John Henry, Manhattan and Munsingwear. The Product segment derives its revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. Trademark assets and costs have been allocated among the divisions where the brands are shared.

	2001	2002	2003
Revenues:
Product	$258,888,480	$251,310,159	$277,027,795
Licensing	25,789,975	26,680,987	28,812,955

Total Revenues	$284,678,455	$277,991,146	$305,840,750

Operating Income
Product	$10,772,903	$7,882,648	$11,292,438
Licensing	17,482,217	16,398,275	22,114,326

Total Operating Income	$28,255,120	$24,280,923	$33,406,764

Interest Expense
Product	$3,353,726	$1,630,120	$2,755,490
Licensing	12,412,735	11,919,626	13,039,857

Total Interest Expense	$15,766,461	$13,549,746	$15,795,347

Income Tax Provision
Product	$2,721,285	$2,637,938	$2,416,355
Licensing	1,941,370	1,402,057	$4,309,968

Total Income Tax Provision	$4,662,655	$4,039,995	$6,726,323

Depreciation and Amortization
Product	$1,824,137	$2,181,229	$2,819,126
Licensing	4,306,571	4,480,929	763,724

Total Depreciation and Amortization	$6,130,708	$6,662,158	$3,582,850

Identifiable Assets
Product	$113,454,814	$120,506,469	$187,210,967
Licensing	127,685,408	111,057,137	139,349,018
Corporate	1,972,860	2,497,074	4,677,360

Total Identifiable Assets	$243,113,082	$234,060,680	$331,237,345

23.    Commitments and Contingencies

The Company has licensing agreements, as licensee, for the use of certain branded and designer labels. The license agreements expire on varying dates through December 31, 2003. Total royalty payments under these license agreements amounted to $1,198,106, $1,635,239 and $3,394,820 for the years ended January 31, 2001, 2002 and 2003, respectively, and were classified as cost of sales.

The Company’s main administrative offices, warehouse and distribution facility are located in a 240,000 square foot owned facility in Miami, which was built to our specifications and completed in 1997. This facility is

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

occupied pursuant to a $11.6 million mortgage. The mortgage has customary covenants and as of January 31, 2003, Perry Ellis was in compliance with these covenants. For purposes of potential future expansion, Perry Ellis has purchased roughly three acres of land adjacent to its facility.

On September 13, 2002, Perry Ellis purchased a 279,000 square foot distribution center in Seneca, South Carolina for $2.5 million cash. Perry Ellis had secured the option to purchase the facility as part of the Jantzen acquisition.

The Company leases three warehouse facilities in Miami totaling approximately 103,000 square feet from its chairman and chief executive officer, to handle the overflow of bulk shipments and the specialty and PING operations. All leases are on a month-to-month basis.

The Company leases four locations in New York City totaling approximately 25,400 square feet, with leases expiring from August 2005 to December 2012. These locations are used for offices and showrooms.

The Company leases a retail store in the Sawgrass Mills outlet mall in Sunrise, Florida with 3,600 square feet. This lease expires in June, 2003 with a six month renewal option. Since Perry Ellis began leasing space in the Sawgrass mall in May 2001, it has used this location as a test retail outlet store to sell its brands, principally Perry Ellis America.

The Company has a lease agreement for office space used by Perry Ellis’ Jantzen swimwear business in Portland, Oregon. This facility totals approximately 45,200 square feet with a lease that expires in December 2004.

In order to monitor production of Perry Ellis products in the Far East, Perry Ellis maintains offices in South Korea, Vietnam and China, and also lease offices jointly with GFX Corporation, a publicly held company, in Beijing, China and Taipei, Taiwan.

Minimum aggregate annual commitments for all of the Company’s non-cancelable operating lease commitments are as follows:

Year Ending January 31,	Amount
2004	$2,028,697
2005	2,013,161
2006	2,009,875
2007	2,007,465
2008	1,692,918
Future	1,567,354

Total	$11,319,470

Rent expense for these operating leases, including the related party rent payments discussed in Note 20 amounted to $1,660,632, $2,526,293 and $3,032,324 for fiscal January 31, 2001, 2002 and 2003, respectively.

The Company is subject to claims and suits, and is the initiator of claims and suits against others, in the ordinary course of business. The Company does not believe that the resolution of any pending claims will have a material adverse effect on its financial position, results of operations or cash flows.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.    Subsequent Events

Salant Acquisition

On February 3, 2003, the Company entered into a merger agreement with Salant Corporation, the Company’s largest licensee, which provides for the merger of a wholly owned Company subsidiary with Salant. If the merger is completed, Salant will become a wholly owned subsidiary of the Company.

The aggregate merger consideration to be paid by the Company is $91.0 million, comprised of approximately $52.0 million in cash and approximately $39.0 million worth of newly issued Perry Ellis common stock. Salant shareholders will receive approximately $9.37 per share in value comprised of at least $5.35 per share in cash and not more than $4.02 per share of Perry Ellis common stock. The precise fraction of a share of Perry Ellis common stock that the Company will issue in the merger for each Salant share will be determined based on the average closing price of the Perry Ellis common stock for the 20-day period ending three trading days before the anticipated merger closing date. The maximum number of shares of Perry Ellis common stock that may be issued in the Salant acquisition is limited to 3,250,000. The Company expects the transactions costs to be approximately $10.0 million.

Salant licenses the Perry Ellis brand from the Company for men’s s portswear, dress shirts, dress bottoms and accessories and derived approximately $170 million or 70% of its fiscal 2002 revenues from the sale of Perry Ellis products. Salant is the Company’s largest licensee of Perry Ellis branded apparel. The remaining $80 million of Salant’s fiscal 2002 revenue is made up of Salant’s owned brands such as Axis and Tricots St. Raphael, sales under license agreements for use of the JNCO and Ocean Pacific brands, as well as, several private label programs.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25.    Summarized Quarterly Financial Data

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Dollars in thousands)
FISCAL YEAR ENDED JANUARY 31, 2003
Net Sales	$78,619	$56,394	$63,037	$78,978	$277,028
Royalty Income	6,077	7,600	7,562	7,574	28,813

Total Revenues	84,696	63,994	70,599	86,552	305,841
Gross Profit	26,764	21,459	24,552	28,065	100,840
Net Income	4,767	2,182	1,063	2,784	10,796
Income per share:
Basic	$0.75	$0.34	$0.17	$0.43	$1.69
Diluted	$0.75	$0.34	$0.16	$0.41	$1.65

FISCAL YEAR ENDED JANUARY 31, 2002
Net Sales	$80,463	$58,712	$59,957	$52,178	$251,310
Royalty Income	6,065	6,858	6,403	7,355	26,681

Total Revenues	86,528	65,570	66,360	59,533	277,991
Gross Profit	25,747	20,458	18,988	21,197	86,390
Net Income	3,198	1,486	970	954	6,608
Income per share:
Basic	$0.49	$0.23	$0.15	$0.15	$1.01
Diluted	$0.49	$0.23	$0.15	$0.15	$1.01

FISCAL YEAR ENDED JANUARY 31, 2001
Net Sales	$77,530	$58,218	$63,767	$59,373	$258,888
Royalty Income	6,093	6,747	6,275	6,675	25,790

Total Revenues	83,623	64,965	70,042	66,048	284,678
Gross Profit	24,751	20,200	18,532	20,312	83,795
Net Income	3,590	1,818	351	2,067	7,826
Income per share:
Basic	$0.53	$0.27	$0.05	$0.31	$1.17
Diluted	$0.53	$0.27	$0.05	$0.31	$1.16

26.    CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of January 31, 2003 and January 31, 2002, and for the three years ended January 31, 2003. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior secured notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of January 31, 2003

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(44,791)	$3,533,055	$1,194,913	$—	$4,683,177
Accounts receivable, net	1,072,969	78,161,200	255,570	—	79,489,739
Intercompany receivable—Guarantors	—	53,636,456	—	(53,636,456)	—
Intercompany receivable—Non Guarantors	—	582,410	—	(582,410)	—
Inventories, net	—	50,908,167	398,307	—	51,306,474
Deferred income taxes	—	2,957,765	—	—	2,957,765
Prepaid income taxes	—	3,361,650	—	—	3,361,650
Other current assets	285,385	3,819,382	—	—	4,104,767

Total current assets	1,313,563	196,960,085	1,848,790	(54,218,866)	145,903,572
Property and equipment, net	—	31,019,320	29,556		31,048,876
Intangible assets, net	15,490,786	126,695,276	—		142,186,062
Investment in subsidiaries	74,553,931	—	—	(74,553,931)	—
Other	837,500	11,261,335	—		12,098,835

TOTAL	$92,195,780	$365,936,016	$1,878,346	$(128,772,797)	$331,237,345

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$124,806	$12,501,910	$193,452	$—	$12,820,168
Accrued expenses	242,248	4,812,742	3,758	—	5,058,748
Intercompany payable—Parent	(5,351,406)	59,034,006	579,360	(54,261,960)	—
Income taxes payable	(151,616)	123,305	28,311	—	—
Accrued interest payable	—	4,674,929	—	—	4,674,929
Unearned revenues	129,454	1,865,100	—	—	1,994,554
Other current liabilities	—	1,449,615	7,807	—	1,457,422

Total current liabilities	(5,006,514)	84,461,607	812,688	(54,261,960)	26,005,821

Senior subordinated notes payable, net	(2,199,492)	101,380,072	—	—	99,180,580
Senior secured notes payable, net	—	60,729,796	—	—	60,729,796
Senior credit facility	—	22,922,287	—	—	22,922,287
Real estate mortgage	—	11,600,000	556,922	(556,922)	11,600,000
Deferred income tax	—	10,694,595	—	—	10,694,595

Total long-term liabilities	(2,199,492)	207,326,750	556,922	(556,922)	205,127,258

Total liabilities	(7,206,006)	291,788,357	1,369,610	(54,818,882)	231,133,079

Minority Interest			702,449	31	702,480

Stockholders’ Equity:
Preferred stock $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—	—	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 6,425,641 shares issued and outstanding as of January 31, 2003	64,257	100	63	(163)	64,257
Additional paid-in-capital	27,198,094				27,198,094
Contributing Capital	—	3,997,338		(3,997,338)	—
Retained earnings	72,182,529	70,252,092	(252,553)	(69,999,539)	72,182,529
Accumulated other comprehensive income	(43,094)	(101,871)	58,777	43,094	(43,094)

Total	99,401,786	74,147,659	(193,713)	(73,953,946)	99,401,786

Total stockholders’ equity	99,401,786	74,147,659	(193,713)	(73,953,946)	99,401,786

TOTAL	$92,195,780	$365,936,016	$1,878,346	$(128,772,797)	$331,237,345

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of January 31, 2002

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$124,998	$1,178,980	$—	$1,303,978
Accounts receivable, net	793,111	48,978,288	712,804	(113,958)	50,370,245
Intercompany receivable—Guarantors	—	456,813	—	(456,813)	—
Intercompany receivable—Non-Guarantors	—	698,854	—	(698,854)	—
Inventories	—	45,317,126	91,921	—	45,409,047
Deferred income taxes	—	1,951,553	—	432,763	2,384,316
Other current assets	188,616	1,697,547	—	—	1,886,163

Total current assets	981,727	99,225,179	1,983,705	(836,862)	101,353,749
Property and equipment, net	—	10,862,844	34,490	—	10,897,334
Intangible assets, net	15,568,834	102,370,060	—	—	117,938,894
Investment in subsidiaries	60,458,653	—	—	(60,458,653)	—
Other	309,656	3,561,047	—	—	3,870,703

TOTAL	$77,318,870	$216,019,130	$2,018,195	$(61,295,515)	$234,060,680

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$5,908,727	$171,599	$(113,958)	$5,966,368
Accrued expenses	325,960	2,903,642	30,000	—	3,259,602
Intercompany payable—Parent	(10,461,582)	11,040,148	698,854	(1,277,420)	—
Income taxes payable	—	2,607,686	160,105	(1,386,240)	1,381,551
Accrued interest payable	—	3,808,997	—	—	3,808,997
Current portion—senior credit facility	—	21,819,334	(63,240)	—	21,756,094
Unearned revenues	250,954	1,587,975	—	—	1,838,929
Other current liabilities	—	2,319,622	90,961	—	2,410,583

Total current liabilities	(9,884,668)	51,996,131	1,088,279	(2,777,618)	40,422,124
Senior subordinated notes payable, net	—	99,071,515	—	—	99,071,515
Deferred income tax	—	4,930,829	—	1,819,003	6,749,832

Total long-term liabilities	—	104,002,344	—	1,819,003	105,821,347

Total liabilities	(9,884,668)	155,998,475	1,088,279	(958,615)	146,243,471

Minority Interest	—	—	613,671	—	613,671

Stockholders’ Equity:
Preferred stock $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—	—	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 6,337,440 shares issued and 6,286,740 shares outstanding as of January 31, 2002	63,374	100	556,954	(557,054)	63,374
Additional paid-in-capital	26,286,040	—	—		26,286,040
Retained earnings	61,386,244	60,142,308	(240,709)	(59,901,599)	61,386,244
Accumulated other comprehensive income	(121,753)	(121,753)		121,753	(121,753)

Total	87,613,905	60,020,655	316,245	(60,336,900)	87,613,905
Treasury stock at cost	(410,367)	—	—	—	(410,367)

Total stockholders’ equity	87,203,538	60,020,655	316,245	(60,336,900)	87,203,538

TOTAL	$77,318,870	$216,019,130	$2,018,195	$(61,295,515)	$234,060,680

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Twelve Months Ended January 31, 2003

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$274,105,096	$2,922,699	$—	$277,027,795
Royalty income	4,450,886	24,362,069	—	—	28,812,955

Total revenues	4,450,886	298,467,165	2,922,699	—	305,840,750
Cost of sales		203,199,604	1,801,352	—	205,000,956

Gross profit	4,450,886	95,267,561	1,121,347	—	100,839,794

Operating expenses
Selling, general and administrative expenses	3,384,059	59,560,489	905,632	—	63,850,180
Depreciation and amortization		3,577,915	4,935	—	3,582,850

Total operating expenses	3,384,059	63,138,404	910,567	—	67,433,030

Operating income	1,066,827	32,129,157	210,780	—	33,406,764
Interest expense	(63,181)	15,854,307	4,221	—	15,795,347

Income before minority interest and income taxes	1,130,008	16,274,850	206,559	—	17,611,417
Minority interest	—	—	88,809	—	88,809
Equity in earnings of subsidiaries, net	(10,097,940)	—	—	10,097,940	—
Income taxes	431,663	6,165,065	129,595	—	6,726,323

Net income	$10,796,285	$10,109,785	$(11,845)	$(10,097,940)	$10,796,285

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Twelve Months Ended January 31, 2002

	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$242,249,314	$9,060,845	$—	$251,310,159
Royalty income	4,239,465	22,441,522	—	—	26,680,987

Total revenues	4,239,465	264,690,836	9,060,845	—	277,991,146
Cost of sales		185,475,889	6,125,322	—	191,601,211

Gross profit	4,239,465	79,214,947	2,935,523	—	86,389,935

Operating expenses
Selling, general and administrative expenses	2,405,100	50,023,547	3,018,207	—	55,446,854
Depreciation and amortization	533,583	5,990,778	137,797	—	6,662,158

Total operating expenses	2,938,683	56,014,325	3,156,004	—	62,109,012

Operating income	1,300,782	23,200,622	(220,481)	—	24,280,923
Interest expense	(54,123)	13,603,869			13,549,746

Income before minority interest and income taxes	1,354,905	9,596,753	(220,481)	—	10,731,177
Equity in earnings of subsidiaries, net	(5,780,095)	—	83,240	5,780,095	83,240
Income taxes	527,058	3,575,949	(63,012)	—	4,039,995

Net income	$6,607,942	$6,020,804	$(240,709)	$(5,780,095)	$6,607,942

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For The Twelve Months Ended January 31, 2001

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$258,888,480	$—	$—	$258,888,480
Royalty income	3,751,589	22,038,386	—	—	25,789,975

Total revenues	3,751,589	280,926,866	—	—	284,678,455
Cost of sales		200,883,860		—	200,883,860

Gross profit	3,751,589	80,043,006	—	—	83,794,595

Operating expenses
Selling, general and administrative expenses	2,230,190	47,178,577		—	49,408,767
Depreciation and amortization	533,588	5,597,120		—	6,130,708

Total operating expenses	2,763,778	52,775,697	—	—	55,539,475

Operating income	987,811	27,267,309	—	—	28,255,120
Interest expense	(63,066)	15,829,527			15,766,461

Income before minority interest and income taxes	1,050,877	11,437,782	—	—	12,488,659
Minority interest	—	—	—	—	—
Equity in earnings of subsidiaries, net	(7,169,206)	—	—	7,169,206	—
Income taxes	394,079	4,268,576	—	—	4,662,655

Net income	$7,826,004	$7,169,206	$—	$(7,169,206)	$7,826,004

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Twelve Months Ended January 31, 2003

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,796,285	$10,109,785	$(11,845)	$(10,097,940)	$10,796,285
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,778,271	4,934	—	2,783,205
Provision for bad debt	—	280,620	—	—	280,620
Amortization of debt issue cost	—	918,628	—	—	918,628
Amortization of bond discount	—	348,741	—	—	348,741
Deferred income taxes	—	3,371,314	—	—	3,371,314
Minority Interest	—	—	88,809	—	88,809
Equity in earnings of subsidiaries, net	(14,095,278)	3,997,338	—	10,097,940	—
Other	78,659	—	—	—	78,659
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	4,645,840	(34,442,471)	396,517	—	(29,400,114)
Inventories	—	(3,399,899)	(306,386)	—	(3,706,285)
Other current assets and prepaid income taxes	(96,769)	(5,595,256)	—	—	(5,692,025)
Other assets	(527,844)	(1,518,554)	—	—	(2,046,398)
Accounts payable and accrued expenses	225,572	6,474,697	(4,388)	—	6,695,881
Income taxes payable	(151,616)	(1,098,141)	(131,794)	—	(1,381,551)
Accrued interest payable	—	865,932	—	—	865,932
Other current liabilities and unearned revenues	(121,500)	(592,882)	(83,154)	—	(797,536)

Net cash used in operating activities	753,349	(17,501,877)	(47,307)	—	(16,795,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(22,076,974)	—	—	(22,076,974)
Payment on purchase of intangible assets, net	78,049	(220,921)	(44,829)	—	(187,701)
Payment for acquired businesses, net of cash acquired	—	(25,084,374)	—	—	(25,084,374)

Net cash used in investing activities	78,049	(47,382,269)	(44,829)	—	(47,349,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on senior subordinated notes	(2,199,492)	—	—	—	(2,199,492)
Net (payments) proceeds from senior credit facility	—	1,102,953	63,240	—	1,166,193
Net proceeds from senior secured notes	—	55,589,250	—	—	55,589,250
Net proceeds from real estate mortgage	—	11,600,000	—	—	11,600,000
Proceeds from exercise of stock options	1,323,303	—	—	—	1,323,303

Net cash provided by financing activities	(876,189)	68,292,203	63,240	—	67,479,254

Effect of exchange rate changes on cash and cash equivalents	—	—	44,829	—	44,829

NET (DECREASE) INCREASE IN CASH	(44,791)	3,408,057	15,933	—	3,379,199
CASH AT BEGINNING OF YEAR	—	124,998	1,178,980	—	1,303,978

CASH AT END OF YEAR	$(44,791)	$3,533,055	$1,194,913	$—	$4,683,177

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twelve Months Ended January 31, 2002

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,607,942	$6,020,804	$(240,709)	$(5,780,095)	$6,607,942
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	533,583	5,657,218	—	—	6,190,801
Provision for bad debts	—	1,575,000	—	—	1,575,000
Amortization of debt issue cost	—	614,347	—	—	614,347
Amortization of bond discount	—	164,000	—	—	164,000
Deferred income taxes	—	1,386,240	—	—	1,386,240
Minority Interest	—	—	83,240	—	83,240
Equity in earnings of subsidiaries, net	(6,337,049)	—	556,954	5,780,095	—
Other	—	(64,250)	—	—	(64,250)
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	1,756,449	5,133,878	158,183	—	7,048,510
Inventories	—	(1,760,752)	232,133	—	(1,528,619)
Other current assets and prepaid income taxes	41,912	478,875	65,659	—	586,446
Other assets	23,102	(643,282)	(80,864)	—	(701,044)
Accounts payable and accrued expenses	(154,034)	(1,279,169)	272,642	—	(1,160,561)
Income taxes payable	—	1,221,446	163,764	—	1,385,210
Accrued interest payable	—	(406,838)	(197,930)	—	(604,768)
Other current liabilities and unearned revenues	2,443	507,889	282,022	—	792,354

Net cash provided by operating activities	2,474,348	18,605,406	1,295,094	—	22,374,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,887,440)	(34,490)	—	(2,921,930)
Payment on purchase of intangible assets, net	(312,513)	213,585	—	—	(98,928)

Net cash used in investing activities	(312,513)	(2,673,855)	(34,490)	—	(3,020,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments in borrowings under term loan	—	(16,093,792)	(63,240)	—	(16,157,032)
Purchase of treasury stock	(2,177,256)	—	—	—	(2,177,256)
Proceeds from exercise of stock options	15,421	—	—	—	15,421

Net cash used in financing activities	(2,161,835)	(16,093,792)	(63,240)	—	(18,318,867)

Effect of exchange rate changes on cash and cash equivalents	—	(57,503)	(18,383)	—	(75,886)

NET (DECREASE) INCREASE IN CASH	—	(219,744)	1,178,981	—	959,238
CASH AT BEGINNING OF YEAR	—	344,741	—	—	344,741

CASH AT END OF YEAR	$—	$124,997	$1,178,981	$—	$1,303,979

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twelve Months Ended January 31, 2001

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,826,004	$7,169,206	$—	$(7,169,206)	$7,826,004
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	506,226	5,015,536	—	—	5,521,762
Provision for bad debts		330,435	—		330,435
Amortization of debt issue cost		608,946	—	—	608,946
Amortization of bond discount		164,000	—	—	164,000
Deferred income taxes		2,098,295	—		2,098,295
Equity in earnings of subsidiaries, net	(7,169,206)		—	7,169,206	—
Other		67,234	—	—	67,234
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	282,698	(13,456,785)	—		(13,174,087)
Inventories		(7,579,495)	—	—	(7,579,495)
Other current assets and prepaid income taxes	3,489	1,724,824	—	—	1,728,313
Other assets	117,490	(383,442)	—	—	(265,952)
Accounts payable and accrued expenses	(25,922)	629,626	—		603,704
Income taxes payable	—	—	—	—	—
Accrued interest payable	—	(194,796)	—	—	(194,796)
Other current liabilities and unearned revenues	16,230	137,721	—	—	153,951

Net cash provided by operating activities	1,557,009	(3,668,695)	—	—	(2,111,686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,711,741)	—	—	(2,711,741)
Payment on purchase of intangible assets, net	(589,917)	(2,882,084)			(3,472,001)
Payment for acquired business, net of cash acquired	—	750,000	—	—	750,000

Net cash used in investing activities	(589,917)	(4,843,825)	—	—	(5,433,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) under term loan	—	(11,250,000)	—	—	(11,250,000)
Net (payments) proceeds from senior credit facility		19,881,630			19,881,630
Tax benefit for exercise of non-qualified stock options	5,327	—			5,327
Purchase of treasury stock	(1,029,919)	—	—	—	(1,029,919)
Proceeds from exercise of stock options	57,500	—	—	—	57,500

Net cash used in financing activities	(967,092)	8,631,630	—	—	7,664,538

NET (DECREASE) INCREASE IN CASH	—	119,110	—	—	119,110
CASH AT BEGINNING OF YEAR	—	225,631	—	—	225,631

CASH AT END OF YEAR	$—	$344,741	$—	$—	$344,741

Exhibit No	Description of Exhibit

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act