Form 10-K/A
period 2003-01-31
PERRY ELLIS INTERNATIONAL INC
filed 2003-05-19
CIK 900349

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

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

The number of shares outstanding of the Registrant’s Common Stock is 6,500,076 (as of May 14, 2003).

The aggregate market value of the voting and nonvoting stock held by non-affiliates of the Registrant is approximately $38,923,108 (as of July 31, 2002).

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

PART I

Item 1. Business

Overview

Perry Ellis is a leading designer, marketer and licensor of a broad line of high quality men’s sportswear, including casual and dress casual shirts, golf sportswear, sweaters, casual dress pants and shorts, jeans wear, active wear and swimwear to all levels of retail distribution. During fiscal 2003, with the Jantzen acquisition, Perry Ellis began designing and marketing women’s swimwear under the Jantzen® and Southpoint® brands, women’s and junior’s swimwear under the Tommy Hilfiger® brand, and women’s and junior’s swimwear, men’s and junior’s competitive swimwear, swimwear accessories and apparel under the Nike® brand.

Perry Ellis owns or licenses the brand names under which most of its products are sold. These brand names include Perry Ellis®, John Henry®, Manhattan®, PING® and Mondo di Marco® for dress casual wear, Cubavera®, Havanera®, Havana Shirt Co.®, Natural Issue®, Munsingwear® and Grand Slam® for casual sportswear, Perry Ellis America® and Natural Issue for jeans wear, PING, Perry Ellis and Munsingwear for golf sportswear, Pro Player® and Perry Ellis America® for active wear, NAUTICA® for selected product lines for sale to corporate purchasers and Jantzen, Southpoint, Nike and Tommy Hilfiger brands for swimwear and swimwear accessories.

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

Perry Ellis began operations in 1967 in Florida as Supreme International Corporation, a Florida corporation. Following the acquisition of Perry Ellis International, Inc., a New York corporation, in 1999, Supreme changed its name to Perry Ellis International, Inc. to better reflect the name recognition that the brand provided.

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

The Jantzen assets Perry Ellis acquired consisted primarily of trademarks and trade names, license agreements, certain equipment, other items of personal property, showroom leases and a limited amount of inventory relating to the 2003 season. Perry Ellis also acquired the license for the Tommy Hilfiger brand for women’s and junior’s swimwear and the Nike brand for women’s and juniors swimwear, men’s and junior’s competitive swimwear, swimwear accessories and apparel. Perry Ellis plans on building on Jantzen’s reputation for high-quality swimwear. The Jantzen acquisition has added to Perry Ellis’ strong portfolio of brands, allowed Perry Ellis to broaden its product line into new product categories, such as women’s swimwear and sportswear and increased Perry Ellis licensing revenues.

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

Salant licenses the Perry Ellis brand from Perry Ellis for men’s sportswear, dress shirts, bottoms and leather accessories and derived approximately $164.3 million or 65.2% of its revenues for the fiscal year ended December 28, 2002 from the sale of Perry Ellis products. The remaining approximately $87.7 million of Salant’s fiscal 2002 revenue is made up of Salant’s owned brands such as Axis® for active wear and Tricots St. Raphael® for sweaters, sales under license agreements for use of the JNCO® and Ocean Pacific® brands, as well as several private label programs. The Axis and Tricots St. Raphael brands are both sold at upscale retailers. Salant also operates 40 leased retail outlet stores around the country.

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

Competitive Strengths

Perry Ellis believes that it has the following competitive advantages in its industry:

Portfolio of Family of Brands.    Perry Ellis owns and markets eight major brands (Perry Ellis, Jantzen, Natural Issue, Munsingwear, Grand Slam, John Henry, Manhattan, and Cubavera with a total of over 41 sub-brands (such as Perry Ellis Portfolio, Perry Ellis America, Southpoint, Original Penguin® and Havanera). If the Salant acquisition is completed, Perry Ellis will have greater control of the Perry Ellis brand and also own and market the Axis and Tricots St. Raphael brands. Perry Ellis also designs, sources and markets four other major brands (PING, NAUTICA, Nike and Tommy Hilfiger), which it licenses under existing agreements with various expiration dates and renewal options. Perry Ellis also licenses its brands and sub-licenses the PING brand to licensees for products that it does not sell directly to retailers. These brands enjoy national and international recognition in their respective sectors of the market and have a loyal consumer and retailer following. Brand recognition is critical in the apparel industry, where strong brand names help define consumer preferences and drive upscale and national chain store floor space allocation.

Strong Retailer Relationships.    Perry Ellis believes its established relationships with retailers at all distribution levels give it the opportunity to maximize the selling space dedicated to its products, monitor its brand presentation and merchandising selection, and introduce new brands and products. Perry Ellis has long-standing relationships with its largest customers, which include J.C. Penney (more than 23 years), Federated Department Stores (16 years), Wal-Mart (14 years), Kohl’s (10 years), and Sears (20 years). Perry Ellis believes that it has maintained these relationships as a result of the quality brand names it offers its customers, innovative organic brand development, private label products and its dedication to customer service. Management, in conjunction with Perry Ellis’ staff of sales people and commissioned agents, meets with its major customers frequently to review product offerings, establish and monitor sales plans, and design joint advertising and promotional campaigns. Perry Ellis believes its reliable delivery times, consistent product quality and quick response to fashion trends and inventory demands allow it to meet its retailers’ current requirements. In addition, Perry Ellis’ global sourcing network, design expertise, advanced systems and technology, and warehousing facilities enhance its ability to meet the changing and increasing needs of its retailers and mitigates channel volatility. If the Salant acquisition is completed, Perry Ellis intends to capitalize on Salant’s strong relationship with upscale retail customers, such as Dillard’s and Nordstrom’s with whom Perry Ellis does not currently do significant business. In addition, Perry Ellis believes that the Salant acquisition will also allow Perry Ellis to further diversify its customer base so that no customer will account for more than 10% of Perry Ellis’ annual net sales.

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

Capacity for Growth.    Perry Ellis is leveraging its recent investments in infrastructure and its skilled personnel to accommodate future internal growth and selected acquisitions. Perry Ellis owns its corporate office facility in Miami, Florida, which includes 70,000 square feet of office space, and 160,000 square feet of warehouse space, and owns three acres of vacant land adjacent to it. Perry Ellis also leases three warehouse facilities in Miami, Florida totaling approximately 103,000 square feet to handle the overflow of bulk shipments and its specialty and PING operations. In addition, in connection with the Jantzen acquisition, Perry Ellis acquired 279,000 square feet of warehouse space in Seneca, South Carolina, which sits on 35 acres of land. Perry Ellis believes that these facilities, along with two third-party warehouse facilities in California, its four showrooms in New York with 25,400 square feet, and the 45,200 square feet of leased space housing Jantzen sales and design offices in Portland, Oregon are sufficient to accommodate current operations and additional personnel. If the Salant acquisition is completed, Perry Ellis will acquire an additional 360,000 square foot distribution warehouse in Winnsboro, South Carolina and 136,000 square feet of leased office, design and showroom space primarily in New York, New York.

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

Continue To Diversify Product Line.    Perry Ellis continues to broaden the range of its product lines, capitalizing on the name recognition, popularity and unique target customer segmentation of each major brand. For example, with the Jantzen acquisition, Perry Ellis entered the market for women’s and men’s swimwear and accessories. Perry Ellis also increased its commitment to the Hispanic market to take advantage of the changing demographics in the United States with the introduction of upscale lines for Hispanics, Cubavera and Havanera. Perry Ellis also expanded the Natural Issue brand in the national and regional chain stores. If the Salant acquisition is completed, Perry Ellis will begin to design and market for the men’s collection market for sportswear, dress shirts, bottoms and leather accessories market.

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

Expand Licensing Activities.    Since acquiring Munsingwear in 1996, Perry Ellis has significantly expanded the licensing of its brands to third parties for various product categories. The acquisitions of the Perry Ellis, John Henry, Manhattan, and Jantzen brands have provided Perry Ellis, and will continue to provide it, with significant licensing opportunities. If the Salant acquisition is completed, the addition of the Axis and Tricots St. Raphael brand names is expected to enhance these activities. Perry Ellis is using its brand portfolio to expand its licensing activities, particularly with respect to product categories such as women’s wear and active wear, and to enter into historically underserved geographic areas for the company, such as Latin America, Europe and Asia. Perry Ellis is continually working with its licensees to strengthen their design, finished products and marketing campaigns, thereby increasing its revenues. Perry Ellis also continually reviews its possible entry into new markets and provides potential licensees with strong brands, design expertise and innovative marketing strategies.

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

Brands

The key components of Perry Ellis’ brand strategy are to: (a) provide consistent high quality products, (b) distribute its brands in distinct channels of distribution, (c) reinforce and capitalize on each brand’s image through new product development and image advertising, (d) license its brands to third parties, and (e) develop sub-brands. This strategy has enabled Perry Ellis to increase its customer base, license its brands to third parties and develop sub-brands.

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

Perry Ellis.    Perry Ellis acquired the Perry Ellis brand in 1999, which is associated with elegance, quality, value, comfort and innovative designs. Currently, the Perry Ellis brand appeals primarily to higher-income, status conscious, professional 25-40 year old men. In fiscal 2003, Perry Ellis also initiated the design of Perry Ellis women’s and men’s swimwear. Perry Ellis primarily licenses the Perry Ellis brand to third parties for a wide variety of apparel and non-apparel products, with Salant being its largest licensee. Therefore, Perry Ellis will be able to exercise greater control over the Perry Ellis brand if the Salant acquisition is completed. The brand is currently one of the better performing brands in department stores. Perry Ellis products are sold under the “Perry Ellis” brand in collection departments and under the “Perry Ellis Portfolio” brand in classification departments.

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

Manhattan.    Perry Ellis also acquired the Manhattan brand in fiscal 2000 from Salant. For over 100 years, Manhattan has been associated with men’s dress shirts. Perry Ellis has diversified the Manhattan brand in the United States to include a wider range of sportswear and classic dress-casual apparel. Perry Ellis currently offers a collection at K-Mart consisting of pants, shirts and sweaters, in a variety of styles and patterns geared towards a casual lifestyle. The brand is designed to appeal to 25-65 year old men and includes shirts, pants and sweaters.

Cubavera, Havanera and Havana Shirt Co.    In fiscal 2000, Perry Ellis introduced the Cubavera, introduced Havanera and Havana Shirt Co. brands in fiscal 2002. These brands appeal to the growing Hispanic market. Cubavera is currently sold in major department stores, as well as, specialty shops around the country, while the Havanera and the Havana Shirt Co. brands are sold in national and regional chain stores.

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

Other Markets

Private Label.    In addition to its sales of branded products, Perry Ellis sells products to retailers for marketing as private label or own store lines. In fiscal 2003, Perry Ellis sold private label products to Wal-Mart, J.C. Penney, Goody’s, K-Mart, Target, Mervyn’s, Meijer and Sears. Private label sales generally yield lower profit margins than sales of comparable branded products. Private label sales accounted for approximately 25.0%, 37% and 34.0% of net sales during fiscal years 2003, 2002 and 2001, respectively. The decrease in the private label business as a percentage of Perry Ellis net sales is a result of the additional net sales of apparel under the brands acquired in the Jantzen acquisition and the subsequent license agreements with Nike and Tommy Hilfiger and Perry Ellis’ decision to focus its efforts on selling branded products which typically generate higher gross margins.

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

The following table sets forth the principal brand names for Perry Ellis’ product categories at the different levels of retail distribution:

Brand Portfolio Channel of Distribution	Casual	Dress Casual	Jeans Wear	Golf	Active Sports	Swimwear
Upscale Department Store	Tricots St. Raphael(3) Original Penguin	Axis (3) Mondo di Marco		PING Collection

Department Store	Cubavera	Axis (3)	Perry Ellis America	Grand Slam		Jantzen
	Grand Slam	Perry Ellis(1)				Tommy Hilfiger Nike

Chain Stores	Natural Issue Havanera	Axis (3) John Henry	Natural Issue JNCO(3)	Penguin Sport Munsingwear	Ocean Pacific(3) Pro Player	Jantzen Nike
Munsingwear

Mass Merchants	Store Brands	Manhattan	Store Brands

Green Grass(2)	Munsingwear	Perry Ellis		PING Collection

Coporate	NAUTICA

Specialty Stores	Tricots St. Raphael(3)	Axis(3)				Jantzen Tommy Hilfiger Nike
(1)	Perry Ellis primarily licenses the Perry Ellis brand in the men’s sportswear, dress shirt and dress bottoms category which license will terminate if the Salant acquisition is completed.
(2)	This channel includes high and specialty golf shops and resorts.
(3)	Assumes completion of Salant acquisition.

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

Perry Ellis is currently the licensor of approximately 111 licensees for various products including footwear, sportswear, outerwear, underwear, active wear, women’s sportswear, fragrances and loungewear. Sales of licensed products by Perry Ellis’ licensees were approximately $576 million, $534 million and $516 million in fiscal years 2003, 2002 and 2001, respectively. Perry Ellis received royalties from these sales of approximately $28.8 million, $26.7 million and $25.8 million in fiscal years 2003, 2002 and 2001, respectively. With the Salant acquisition, Perry Ellis believes that while its royalties will initially decline as a result of owning Salant, its largest licensee, long term, licensing opportunities will continue to grow domestically and internationally. See Perry Ellis’ audited consolidated financial statements and the related notes beginning on page F-1.

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

Customers

Perry Ellis sells merchandise to a broad spectrum of retailers, including national chain stores, upscale department stores, mass market and specialty stores. Perry Ellis’ largest customers include Wal-Mart, J.C. Penney, Kohl’s, Sears, and Mervyn’s. Net sales to Perry Ellis’ five largest customers accounted for approximately 40%, 47% and 42% of net sales in fiscal years 2003, 2002 and 2001, respectively. For fiscal 2003, sales to Wal-Mart accounted for approximately 11% of total net sales. For fiscal 2002, sales to Target Corp. accounted for approximately 12%, while sales to J.C. Penney, and Wal-Mart accounted for approximately 11%. For fiscal 2001, sales to Wal-Mart accounted for approximately 14% of total net sales and sales to J.C. Penney accounted for approximately 11% of net sales. No other single customer accounted for more than 10% of net sales during such fiscal years.

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

Perry Ellis generally receives orders from its retailers approximately five to seven months prior to shipment. For approximately 80% of Perry Ellis’ sales, Perry Ellis has orders from its retailers before it places orders with its suppliers. A summary of the order and delivery cycle for Perry Ellis’ four primary selling seasons is illustrated below:

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

Supply of Products and Quality Control

Perry Ellis currently uses independent contract manufacturers to supply the majority of the products it sells. Nearly 70% of Perry Ellis’ suppliers are located in the Far East, 23% in South and Central America, and 6% in the Middle East. Perry Ellis’ largest independent contract manufacturer supplied less than 4% of Perry Ellis’ purchased product during fiscal 2003. Perry Ellis believes that the use of numerous independent contract manufacturers allows it to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and the costs of maintaining and operating production facilities. Perry Ellis has had relationships with some suppliers for as long as 30 years, however, none of these relationships are formal or require either party to either purchase or supply any fixed quantity of product. While Perry Ellis believes it is unlikely, and has never been a factor in the past, it is possible that in times of tight market supply, the absence of formal supply agreements may impair Perry Ellis’ ability to secure a reliable source of product supply.

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

Perry Ellis maintains offices in Beijing, Shanghai and Guangzhou China, Seoul, South Korea, and Taipei, Taiwan to source its products in over 30 countries worldwide, to monitor its suppliers’ purchases of raw material, and monitor production at contract manufacturing facilities in order to ensure quality control and timely delivery. Perry Ellis also operates through independent agents based in Thailand, Vietnam, Indonesia, Philippines and United Arab Emirates. Perry Ellis personnel based in its Miami, Florida office perform similar functions with respect to its suppliers in Central America. Perry Ellis conducts inspections of samples of each product prior to cutting by contractors during the manufacturing process and prior to shipment. Perry Ellis also has full-time quality assurance inspectors in the Dominican Republic, Honduras, El Salvador, Guatemala, and in each of its overseas offices.

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

Employees

At May 14, 2003, Perry Ellis had approximately 675 employees compared to approximately 557 employees at May 14, 2002. None of Perry Ellis’ employees are subject to collective bargaining agreements, however, in fiscal 2003 a labor organization attempted to organize certain employees of one of Perry Ellis’ subsidiaries in its Miami, Florida facility. A National Labor Relations Board-supervised election was held on September 9, 2002, as a result of which a majority of the employees voting cast their ballot against unionization. The labor organization filed objections to the election, which are pending before the National Labor Relations Board. Perry Ellis considers its employee relations to be satisfactory. If the Salant merger is completed, Perry Ellis will have approximately 1,400 employees.

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

In order to monitor production of Perry Ellis products in the Far East, Perry Ellis maintains offices in South Korea and China, and also leases offices jointly with GFX, Inc., a company controlled by Perry Ellis’ chairman and chief executive officer, in Beijing, China and Taipei, Taiwan.

Salant currently owns a 360,000 square foot distribution facility and leases an additional 26,000 square feet of distribution space in Winnsboro, South Carolina. Salant also leases approximately 136,000 square feet of combined office, design and showroom space primarily in New York, New York. Salant also operates 38 retail outlet stores, comprising approximately 104,000 square feet of selling space, all of which are leased. If the Salant acquisition is completed, Perry Ellis will also own or assume the leases for all of Salant’s facilities.

19.1

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

As of May 14, 2003, there were approximately 50 shareholders of record of Perry Ellis common stock. Perry Ellis believes the number of beneficial owners of its common stock is in excess of 1,100.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the 1st column)
Equity compensation plans approved by security holders	1,488,634	$10.03	1,011,366
Equity compensation plans not approved By security holders	N/A	N/A	N/A

Total	1,488,634	$10.03	1,011,366

For additional information concerning the Company’s capitalization please see Note 21, “Stock Options and Warrants” of the Notes to the Consolidated Financial Statements included in Item 8.

Item 6.    Selected Financial Data

Summary Historical Financial Information

(Dollars in thousands, except for per share data)

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of Perry Ellis and related Notes included in Item 8 of this Report and Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations. Certain amounts in prior fiscal years have been reclassified to conform to the 2003 presentation.

	Fiscal Year Ended January 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share amounts)
Income Statement Data:
Net sales	$219,966	$227,732	$258,888	$251,310	$277,028
Net royalty income	3,057	22,840	25,790	26,681	28,813

Total revenues	223,023	250,572	284,678	277,991	305,841
Cost of sales	166,198	171,413	200,884	191,601	205,001

Gross profit	56,825	79,159	83,794	86,390	100,840
Selling, general and administrative expenses	38,097	42,663	49,408	55,447	63,850
Depreciation and amortization	2,161	5,181	6,130	6,662	3,583

Operating income	16,567	31,315	28,255	24,281	33,407
Interest expense	3,494	13,905	15,766	13,550	15,795

Income before minority interest and income taxes	13,073	17,410	12,489	10,731	17,612
Minority interest	—	—	—	83	89
Income taxes	4,491	6,530	4,663	4,040	6,726

Net income	$8,582	$10,880	$7,826	$6,608	$10,797

Net income per share:
Basic	$1.29	$1.62	$1.17	$1.01	$1.69
Diluted	$1.27	$1.59	$1.16	$1.01	$1.65
Weighted average number of shares outstanding
Basic	6,674	6,726	6,689	6,517	6,387
Diluted	6,770	6,857	6,745	6,535	6,550

Other Financial Data and Ratios:
EBITDA (a)	18,728	36,496	34,385	30,860	36,901
Cash flows from operations	14,341	14,047	(2,112)	22,375	(16,795)
Cash flows from investing	(10,240)	(104,091)	(5,434)	(3,021)	(47,349)
Cash flows from financing	(4,938)	90,097	7,665	(18,319)	67,479
Capital expenditures	4,005	2,332	2,712	2,922	22,076

Balance Sheet Data (at year end):
Working capital	71,300	70,651	88,879	60,932	119,898
Total assets	108,958	224,873	243,113	234,061	331,237
Total debt (b)	33,511	128,270	137,066	120,828	194,432
Total stockholders’ equity	64,946	76,020	82,879	87,204	99,402

a)

EBITDA represents net income before taking into consideration interest expense, income tax expense, depreciation expense, and amortization expense as outlined below in tabular format. EBITDA is not a measurement of financial performance under generally accepted accounting principles and does not represent cash flow from operations. Accordingly, do not regard this figure as an alternative to cash flows as a measure of liquidity. We believe that EBITDA provides some indication of Perry Ellis’ ability to satisfy

22

its debt obligations but is not necessarily comparable with similarly titled measures for other companies. See “Statements of Cash Flows” in our consolidated financial statements.

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

20.2

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

Perry Ellis’ products have historically been geared towards lighter weight apparel generally worn during the spring and summer months. Perry Ellis believes that this seasonality has been reduced with the introduction of fall, winter and holiday merchandise. The Jantzen swimwear business, however, is highly seasonal in nature, with the majority of its sales occurring in Perry Ellis’ first and fourth quarter.

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

Salant licenses the Perry Ellis brand from Perry Ellis for men’s sportswear, dress shirts, dress bottoms and accessories and derived approximately $164.3 million or 65% of its fiscal 2002 revenues from the sale of Perry Ellis products. Salant is Perry Ellis’ largest licensee of Perry Ellis branded apparel and paid $5.7 million in royalties and $2.7 million in advertising contribution in fiscal 2003. The remaining $87.7 million of Salant’s fiscal 2002 revenue is made up of Salant’s owned brands, Axis and Tricots St. Raphael, sales under license agreements for use of the JNCO and Ocean Pacific brands, as well as, several private label programs. Perry Ellis expects that if the acquisition is completed it will be accretive to earnings as Salant’s operations when combined with that of Perry Ellis, is expected to be profitable; will add significant revenue as a result of the addition of the sales expected to be generated from the Perry Ellis branded business, the Axis and Tricots St. Rafael branded business, sales generated from the Ocean Pacific and JNCO trademarks and Salant’s private label business; and strengthen Perry Ellis’ balance sheet despite additional acquisition indebtedness because Perry Ellis will increase its shareholders’ equity with the issuance of its common stock as part of the merger consideration, and will increase working capital through the addition of Salant’s cash, accounts receivable, and inventory and will increase its fixed assets with the addition of Salant’s fixed assets. In addition, Perry Ellis believes that while royalty income will initially decline as a result of owning Salant, as Salant is Perry Ellis’ largest licensee, in the long term, licensing opportunities will continue to grow domestically and internationally because as Perry Ellis increases its market penetration and delivers a clear and consistent marketing and design direction it will become more attractive to potential licensees.

Perry Ellis believes that this acquisition will allow the company to exercise greater control of the Perry Ellis brand’s major product categories, more effectively rationalize distribution channels of Perry Ellis sub-brands and enhance the company’s efforts to build a stronger domestic and international licensing business. In addition, Perry Ellis believes that the Salant acquisition will provide it with two well recognized brands, Axis and Tricots St. Raphael targeted at upscale department stores.

Recent Accounting Pronouncements

In April 2001, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” This issue addresses the recognition, measurement and income

25

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

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changes the accounting treatment as it applies to goodwill and other identifiable intangible assets with indefinite useful lives from an amortization method to an impairment-only approach. Under SFAS No. 142, proper accounting treatment requires annual assessment for any impairment of the carrying value of the assets based upon an estimation of the fair value of the identifiable intangible asset with an indefinite useful life, or in the case of goodwill of the reporting unit to which the goodwill pertains. Impairment losses, if any, arising from the initial application of SFAS No. 142 are to be reported as a cumulative effect of a change in accounting principle. The effective date of this statement was for fiscal years beginning after December 15, 2001. Perry Ellis adopted SFAS No. 142 for its fiscal year beginning February 1, 2002. There were no impairment losses recognized on the adoption of SFAS No. 142.

In accordance with SFAS No. 142, Perry Ellis obtained a valuation of all its trademarks from a third party independent valuation firm. Based on this valuation, no significant impairment was identified. Our annual impairment testing is performed as of February 1st of each year. Under SFAS No. 142, goodwill and identifiable intangible assets with an indefinite useful life are no longer subject to amortization. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require the disclosure of prior results adjusted to exclude amortization expense related to goodwill and intangible assets, which are no longer being amortized. On an as adjusted basis, basic and diluted earnings per share for the years ended January 31, 2001, 2002 and 2003, respectively, are adjusted to exclude amounts no longer being amortized under the provisions of SFAS No. 142.

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

Had compensation cost for options granted been determined in accordance with the fair value provisions of SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts presented below for the years ended January 31:

	2001	2002	2003
Net income as reported	$7,826,004	$6,607,942	$10,796,285
Add: Total stock based employee compensation expense included in reported net income, net	—	—	—
Deduct: Total stock based employee compensation expense not included in reported net income, net	747,355	422,464	251,953

Pro forma net income	$7,078,649	$6,185,478	$10,544,332

Pro forma net income per share:
Basic	$1.08	$0.95	$1.65

Diluted	$1.05	$0.95	$1.61

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

Intangible Assets.    Perry Ellis has, at the present time, only one class of indefinite lived assets, trademarks. Perry Ellis reviews its intangible assets with indefinite useful lives for possible impairments on an annual basis in accordance with SFAS No. 142 and performs its impairment testing as of February 1st. Perry Ellis evaluates the “fair value” of its identifiable intangible assets for purposes of recognition and measurement of impairment losses. Evaluating indefinite useful life assets for impairment involves certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and its strategic plans with regard to its operations, historical and anticipated performance of its operations and other factors. If Perry Ellis incorrectly anticipates these trends or unexpected events occur, Perry Ellis’ results of operations could be materially affected.

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

Fiscal Year 2003 (“fiscal 2003”) as compared to Fiscal Year 2002 (“fiscal 2002”)

Total revenues.    Total revenues consist of net sales and royalty income. Total revenue increased $27.8 million or 10.0% to $305.8 million in fiscal 2003 from $278.0 million in the prior year. The increase was due predominately to an increase of $25.3 million in net sales related to the sales generated by the Jantzen swimwear business and an increase in royalty income of $2.1 million.

Net sales.    Net sales increased $25.7 million or 10.2% to $277.0 million in fiscal 2003 from $251.3 million in the comparable period last year. The increase in net sales is primarily attributable to the net sales generated by the Jantzen swimwear business. Net sales of non-swimwear men’s apparel remained relatively unchanged for the fiscal year.

Royalty income.    Royalty income was $28.8 million in fiscal 2003, a $2.1 million or 7.9% increase over the prior year amount of $26.7 million. Royalty income is derived from agreements entered into by Perry Ellis with its licensees which average three years in length. The vast majority of Perry Ellis’ license agreements require licensees to pay Perry Ellis a royalty, based on net sales and require licensees to pay a guaranteed minimum royalty. Approximately 67% and 76% of Perry Ellis’ royalty income was attributable to guaranteed minimums royalties with the balance attributable to royalty income in excess of the guaranteed minimums for the fiscal years 2003 and 2002, respectively. The increase in royalty income was mainly due to increases in royalty income in excess of guaranteed minimums for certain licensees of the Perry Ellis brand, including Salant, having strong results despite a slowdown in overall retail sales and the addition of royalty income generated from the Jantzen brands. The decrease in guaranteed minimums as a percentage of total royalty income was mainly due to increases in royalty income in excess of guaranteed minimums for certain licenses of the Perry Ellis brand, and royalty income from the Jantzen brands.

Cost of sales.    Cost of sales for fiscal 2003 of $205.0 million was $13.4 million, or 7.0% higher than the prior year amount of $191.6 million due mainly to the increase in net sales as described above. As a percent of revenues, cost of sales decreased from 68.9% in fiscal 2002 to 67.0% in fiscal 2003, due primarily to a change in Perry Ellis’ sales mix between private label and branded label sales. Cost of sales includes only costs relating to sale of product and excludes costs relating to royalty income which are immaterial. Gross profit was $100.8 million in fiscal 2003 or 33.0% of revenues as compared to $86.4 million or 31.1% of revenues in the prior year. Perry Ellis’ increased focus on branded label sales, which accounted for 75.0% of Perry Ellis’ net sales in fiscal 2003 compared to 70.1% in fiscal 2002, contributed to greater gross margins because branded label sales typically generate higher gross margins. Perry Ellis’ gross margin percentage for branded label sales typically are 3% to 5% higher than its gross margin percentage for private label sales depending on customer and product mix. Perry Ellis’ gross profit percentage may not be comparable to others in the industry, because Perry Ellis includes royalty income in gross profit and others in the apparel industry may not.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $63.9 million in fiscal 2003 as compared to $55.4 million in the prior year, an increase of $8.5 million or 15.2%. As a percent of total revenues, selling, general and administrative expenses increased from 19.9% in fiscal 2002 to 20.9% in fiscal 2003. The increase was due primarily to the additional $10.4 million in expenses incurred by the Jantzen operations, offset by a decrease of $2.0 million in expenses incurred by Perry Ellis’ European Operations while the selling, general and administrative expenses relating to its other businesses remained relatively unchanged.

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

Net income.    Fiscal 2003 net income increased $4.2 million, or 63.4%, to $10.8 million from the prior year, primarily as a result of the increase in net sales of $25.7 million, royalty income of $2.1 million and the improvement in gross margin of $14.4 million.

Fiscal Year 2002 as compared to Fiscal Year 2001 (“fiscal 2001”)

Total revenues.    Total revenues consist of net sales and royalty income. Total revenue decreased $6.7 million or 2.3% to $278.0 million in fiscal 2002 from $284.7 million in the prior year. The decrease was due to decrease in net sales of $8.6 million offset by an increase in royalty income of $0.9 million as described below.

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

Royalty income.    Royalty income was $26.7 million in fiscal year 2002, a $0.9 million or 3.5% increase over the prior year amount of $25.8 million. Royalty income is derived from agreements entered into by Perry Ellis with its licensees averaging three years in length. The vast majority of Perry Ellis’ license agreements require licensees to pay Perry Ellis a royalty, based on net sales and require licensees to pay a guaranteed minimum royalty. Approximately 76% and 72% of Perry Ellis’ royalty income was attributable to guaranteed minimum royalties with the balance attributable to royalty income in excess of the guaranteed minimums for the fiscal years 2002 and 2001, respectively. The increase in royalty income was mainly due to certain licensees of the Perry Ellis brands that had strong results and a one-time accelerated payment for early termination of a licensing agreement.

Cost of sales.    Cost of sales for fiscal 2002 of $191.6 million was $9.3 million, or 4.6% lower than the prior year amount of $200.9 million due mainly to the decrease in net sales as described above. As a percent of revenues, cost of sales decreased from 70.6% in fiscal 2001 to 68.9% in fiscal 2002, due primarily to a change in Perry Ellis’ sales mix between private label and branded label sales. Cost of sales includes only cost relative to product sales and excludes cost relative to royalty income which are immaterial. Gross profit was $86.4 million in fiscal 2002 or 31.1% of revenues as compared to $83.8 million or 29.4% of revenues in the prior year. Branded label sales accounted for 70.1% of Perry Ellis’ net sales in fiscal 2002 compared to 70.5% in fiscal 2001. The increase in gross profit is attributable to Perry Ellis’ product mix of branded label sales. Gross margin % for branded label sales typically are 3% to 5% higher than our private label sales depending on customer and product mix. Perry Ellis’ gross profit percentage may not be comparable to others in the industry, since Perry Ellis includes royalty income in gross profit and others in the apparel industry may not.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $55.4 million in fiscal 2002 as compared to $49.4 million in the prior year, an increase of $6.0 million or 12.2%. As a percent of total revenues, selling, general and administrative expenses increased from 17.4% in fiscal year 2001 to 19.9% in fiscal 2002. The increase was due primarily to a charge taken of $1.4 million for the K-Mart bankruptcy, a $1.0 million increase in expenses resulting from a new Canadian joint venture in January 2002, and a $2.1 million increase in expenses incurred by Perry Ellis’ newly formed European subsidiary.

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

Interest expense.    Interest expense in fiscal 2002 was $13.6 million as compared to $15.8 million in the prior year. The decrease is primarily attributable to the decrease in borrowings under the senior credit facility, favorable interest rates and $0.7 million in income derived from an interest rate derivative agreement entered into by Perry Ellis during the third quarter of the fiscal year ended January 31, 2002.

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

Liquidity and Capital Resources

Perry Ellis relies primarily upon cash flow from operations and borrowings under its senior credit facility to finance operations and expansion. Net cash used in operating activities was $16.8 million in fiscal 2003, as compared to $22.4 million provided by operations in fiscal 2002. The difference was due to an increase in accounts receivable of $29.4 resulting primarily from the increase of $25.3 million in net sales related to the sales generated by the Jantzen Swimwear business. The difference was also due to an increase in inventory of $3.7 million in fiscal 2003 relating to the Jantzen Swimwear business, offset in part by higher earnings. Inventory increased by $1.9 million over the prior year due to the timing of receipts of goods at January 31, 2002 and levels of replenishment of inventory.

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

The following is a description of the terms of the senior credit facility, and does not purport to be complete, and is subject to, and qualified in its entirety by reference, to all of the provisions of the senior credit facility. In anticipation of the Salant acquisition, Perry Ellis received a commitment from a senior lender in its existing senior credit facility to increase the senior credit facility to $110.0 million with a sub limit of $30.0 million for letters of credit. Perry Ellis anticipates that on the closing date of the Salant acquisition, after financing the cash portion of the merger consideration and the related transaction expenses, Perry Ellis will have an aggregate outstanding balance of between $42.0 million and $52.0 million under the senior credit facility and availability under the senior credit facility of between $68.0 million and $58.0 million respectively. Perry Ellis will not assume any of Salant’s debt. As of May 14, 2003, Perry Ellis has an aggregate outstanding balance of $23.2 million under the senior credit facility and availability of $36.8 million.

It is anticipated that the terms and conditions of this amended credit facility will mirror the terms outlined below but, in the case of certain covenants, the amounts will increase to reflect the increase in the facility.

Certain Covenants.    The senior credit facility contain certain covenants which, among other things, requires Perry Ellis to maintain a minimum EBITDA if availability falls below a certain minimum. It may restrict Perry Ellis’ ability and the ability of its subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. Perry Ellis is prohibited from paying cash dividends under these covenants. Perry Ellis believes it is currently in compliance with all of its covenants under the senior credit facility. Perry Ellis could be materially harmed if it violates any covenants as the lenders under the senior credit facility could declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If Perry Ellis is unable to repay those amounts, the lenders could proceed against Perry Ellis’ assets. In addition, a violation could also constitute a cross-default under the indentures and mortgage, resulting in all of Perry Ellis’ debt obligations becoming immediately due and payable, which Perry Ellis may not be able to satisfy.

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

Certain Covenants.    The indenture governing the senior secured notes contains certain covenants which restrict Perry Ellis’ ability and the ability of its subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. Perry Ellis is prohibited from paying cash dividends under these covenants. Perry Ellis believes it is currently in compliance with all of the covenants in this indenture. Perry Ellis could be materially harmed if it violates any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which Perry Ellis may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, mortgage and other indenture resulting in all of Perry Ellis’ debt obligations becoming immediately due and payable which Perry Ellis may not be able to satisfy.

Senior Subordinated Notes

Perry Ellis issued $100.0 million senior subordinated notes on April 6, 1999, the proceeds of which were used to acquire the Perry Ellis, John Henry and Manhattan brands and to pay down the outstanding balance of the senior credit facility at that time. The notes mature on April 1, 2006 and bear interest at the rate of 12¼% payable on April 1 and October 1 in each year. The proceeds to Perry Ellis were $98,852,000 yielding an effective interest rate of 12.39% after deduction of discounts. In November 2002, Perry Ellis repurchased $2.2 million of the senior subordinated notes.

Certain Covenants.    The indenture governing the senior subordinated notes contains certain covenants which restrict Perry Ellis’ ability and the ability of its subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. Perry Ellis believes it is currently in compliance with all of the covenants in this indenture. Perry Ellis is prohibited from paying cash dividends under these covenants. Perry Ellis could be materially harmed if it violates any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which Perry Ellis may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, mortgage and other indenture resulting in all of Perry Ellis’ debt obligations becoming immediately due and payable which Perry Ellis may not be able to satisfy.

Real Estate Financing

Perry Ellis occupied its main administrative office, warehouse and distribution facility under a synthetic operating lease for a 230,000 square foot facility in Miami, Florida. Perry Ellis’ synthetic lease, as amended, expired on June 30, 2002, and required a final payment at termination of $14.5 million.

On June 30, 2002, Perry Ellis made the required payment under the synthetic lease and partially refinanced the acquisition of the facility with an $11.6 million conventional mortgage. The mortgage contains certain covenants. Perry Ellis believes it is currently in compliance with all of its covenants under the mortgage. Perry Ellis could be materially harmed if it violates any covenants because the lender under the mortgage could declare all amounts outstanding thereunder to be immediately due and payable which Perry Ellis may not be able to satisfy. In addition, a violation could constitute a cross-default under Perry Ellis’ senior credit facility and indentures resulting in all of Perry Ellis’ debt obligations becoming immediately due and payable.

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

Forward Looking Statements

Except for the historical information contained herein, this section contains forward looking statements that involve a number of risks and uncertainties, including the risks described elsewhere in this report and detailed from time to time in Perry Ellis’ filings with the Commission.

Item 8.    Financial Statements And Supplementary Data

See pages F-1 through F-35 appearing at the end of this report.

38

PART III

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

2.1

Agreement and Plan of Merger, dated February 3, 2003, by and among the Registrant, Salant Corporation (“Salant”) and Connor Acquisition Corp. (included as Annex A to the joint proxy statement/prospectus contained in this registration statement)

3.1	Registrant’s Amended and Restated Articles of Incorporation (5)

3.2	Registrant’s Amended and Restated Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Indenture dated April 6, 1999 between the Registrant and State Street Bank and Trust Company (“State Street”), as amended (6)

4.5	Specimen Forms of 12 1/4% Senior Subordinated Notes Due April 1, 2006 (6)

4.6	Indenture dated March 22, 2002 between the Registrant and State Street, as amended (9)

4.8	Pledge and Security Agreement dated March 22, 2002 by and among the Registrant, Jantzen Apparel Corp. and State Street (9)

4.9	Specimen Forms of 9 1/2% Senior Subordinated Notes Due March 15, 2009 (9)

10.3	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Officers (1)

10.9	1993 Stock Option Plan (1)(2)

10.10	Directors Stock Option (1)(2)

10.17	Amendment to Business Lease between George Feldenkreis and the Registrant relating to office facilities (3)

10.20	Profit Sharing Plan (2)(3)

10.21	Amended and Restated Employment Agreement between the Registrant and George Feldenkreis (2)(3)

10.22	Amended and Restated Employment Agreement between the Registrant and Oscar Feldenkreis (2)(3)

10.24	Lease Agreement [Land] dated as of August 28, 1997 between SUP Joint Venture, as Lessor and the Registrant, as Lessee (4)

10.25	Lease Agreement [Building] dated as of August 28, 1997 between SUP Joint Venture, as Lessor and the Registrant, as Lessee (4)

10.34	Employment agreement between Allan Zwerner and the Registrant (2)(6)

10.35	Employment agreement between Timothy B. Page and the Registrant (2)(9)

10.36	Incentive Stock Option Plan (2)(7)

10.37	Asset Purchase Agreement dated as of March 15, 2002 by and among the Registrant, Jantzen, Inc. and VF Canada, Inc. (8)

10.38	Fifth Amendment dated March 14, 2002 to Amended and Restated Loan and Security Agreement dated March 26, 1999 (9)

10.39	Fourth Amendment to Master Agreement dated March 14, 2002, by and among the Registrant, SUP Joint Venture, SunTrust Bank and Israeli Discount Bank (9)

10.40	Loan and Security Agreement dated as of October 1, 2002 (11)

10.41	Agreement and Plan of Merger, dated February 3, 2003, by and among the Registrant, Connor Acquisition Corp. and Salant (12)

10.42	Letter Agreement, dated February 3, 2003, among Michael J. Setola, Salant and the Registrant (9)

10.43	Letter Agreement, dated February 3, 2003, among Awadhesh K. Sinha, Salant and the Registrant (9)

10.44	2002 Stock Option Plan (10)

10.45	Employment agreement between Alberto de Cardenas and the registrant (2)(20)

10.46	Amended and Restated Revolving Credit and Security Agreement, dated May 11, 1999 (14)

10.47	Employment Agreement, dated February 1, 1999, between Awadhesh Sinha and Salant Corporation (2)(15)

10.48	Letter Agreement, dated July 1, 1999, amending the Employment Agreement, dated February 1, 1999, between Awadhesh Sinha and Salant Corporation (2)(15)

10.49	Letter Agreement, dated March 28, 2001, amending the Employment Agreement, February 1, 1999, as amended July 1, 1999, between Awadhesh K. Sinha and Salant Corporation (2)(16)

10.50	Second Amended and Restated Revolving Credit and Security Agreement, dated November 30, 2001 (2)(17)

10.51	Employment Agreement, dated August 24, 1999, between Howard Posner and Salant Corporation (2)(17)

10.52	Employment Agreement, dated March 13, 2000, between William O. Manzer and Salant Corporation (2)(17)

10.53	Employment Agreement, dated August 24, 1999, between Jerry Kwiatkowski and Salant Corporation (2)(17)

10.54	Amendment No. 1 dated May 11, 2002 to the Second Amended and Restated Revolving Credit and Security Agreement between the Company and The CIT Group/Commercial Services, Inc. (2)(18)

10.55	Amendment to Employment Agreement of William O. Manzer, dated as of January 31, 2003, amending the Employment Agreement, dated March 13, 2000, between William O. Manzer and Salant Corporation (2)(19)

10.56

Amendment to Employment Agreement of Awadhesh K. Sinha, dated as of December 27, 2002 and January 31, 2003 amending the Employment Agreement, dated February 1, 1999 as amended by Letter Agreements dated July 1, 1999 and March 28, 2001 (2)(19)

21.1	Subsidiaries of the Registrant (13)

23.1	Consent of Deloitte & Touche LLP, independent public accountants regarding financial statements of the Registrant (21)

99.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act (21)

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (21)

(1)	Previously filed as an Exhibit of the same number to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.
(2)	Management Contract or Compensation Plan.
(3)	Previously filed as an Exhibit of the same number to the Registrant’s Registration Statement on Form S-1 (File No. 33-96304) and incorporated herein by reference.
(4)	Previously filed as an Exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1998 and incorporated herein by reference.
(5)	Previously filed as an Exhibit to the Registrant’s Proxy Statement for its 1998 Annual Meeting and incorporated herein by reference.
(6)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 33-78427) and incorporated herein by reference.
(7)	Previously filed as an Exhibit to the Registrant’s Proxy Statement for its 2000 Annual Meeting and incorporated herein by reference.
(8)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 22, 2002, as amended and incorporated herein by reference.
(9)	Previously filed as an Exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated herein by reference.
(10)	Previously filed as an Annex to the Registrant’s Proxy Statement for its 2002 Annual Meeting and incorporated herein by reference.
(11)	Previously filed as an Exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2002 and incorporated herein by reference.
(12)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 5, 2003 as amended and incorporated herein by reference.
(13)	Previously filed as an Exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.43 to Salant Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 13, 1999 and incorporated herein by reference.
(15)	Previously filed as an Exhibit to Salant Corporation’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.
(16)	Previously filed as Exhibit 10.29 to Salant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(17)	Previously filed as an Exhibit to Salant Corporation’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
(18)	Previously filed as Exhibit 10.55 to Salant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and incorporated herein by reference.
(19)	Previously filed as an Exhibit to Salant Corporation’s Current Report on Form 8-K dated February 3, 2003 and incorporated herein by reference.
(20)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-1038) and incorporated herein by reference.
(21)	Filed herewith.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERRY ELLIS INTERNATIONAL, INC.

Dated: May 19, 2003	By:	/S/ GEORGE FELDENKREIS
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

May 19, 2003	/S/ GEORGE FELDENKREIS

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

May 19, 2003	/S/ TIMOTHY B. PAGE

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

Commitments and Contingencies (Note 13, 23 and 24)
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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For Each of the Three Years Ended January 31

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Comprehensive Income	Retained Earnings
	Shares	Amount						Total
BALANCE, JANUARY 31, 2000	6,731,874	$67,318	$29,000,655	$—	$—	$—	$46,952,298	$76,020,271
Exercise of stock options	7,500	75	57,425	—	—	—	—	57,500
Exercise of warrants	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	7,826,004	7,826,004
Tax benefit for exercise of non-qualified stock options	—	—	5,327	—	—	—	—	5,327
Purchase of treasury stock	(160,000)	—	—	(1,029,919)	—	—	—	(1,029,919)

BALANCE, JANUARY 31, 2001	6,579,374	67,393	29,063,407	(1,029,919)	—	—	54,778,302	82,879,183
Exercise of stock options	2,666	27	15,395	—	—	—	—	15,422
Net income	—	—	—	—	—	6,607,942	6,607,942	6,607,942
Foreign currency translation adjustment	—	—	—	—	(121,753)	(121,753)	—	(121,753)

Comprehensive income (loss)						$6,486,189

Purchase of treasury stock	(296,100)	—	—	(2,177,256)	—		—	(2,177,256)
Retirement of treasury stock	—	(4,046)	(2,792,762)	2,796,808	—		—	—

BALANCE, JANUARY 31, 2002	6,285,940	63,374	26,286,040	(410,367)	(121,753)		61,386,244	87,203,538
Exercise of stock options	139,701	1,397	1,321,907	—	—		—	1,323,304
Net income	—	—	—	—	—	10,796,285	10,796,285	10,796,285
Foreign currency translation adjustment	—	—	—	—	78,659	78,659	—	78,659

Comprehensive income (loss)						$10,874,944

Retirement of treasury stock	—	(514)	(409,853)	410,367	—		—	—

BALANCE, JANUARY 31, 2003	6,425,641	$64,257	$27,198,094	$—	($43,094)		$72,182,529	$99,401,786

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

ADVERTISING AND RELATED COSTS—The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $8.2 million, $7.7 million and $6.5 million for the years ended January 31, 2001, 2002 and 2003, respectively, and are included in selling, general and administrative expenses.

COST OF SALES—Cost of sales includes costs incurred to acquire and produce inventory for sale. These costs include cost of purchased product, inbound freight, customs duties, buying commissions, cargo insurance, customs inspection, licensed product royalty expenses, provisions for inventory shrink and obsolescence and product sourcing expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES—Selling expenses include costs incurred in the selling of merchandise. General and administrative expenses include costs incurred in the administration or general operations of the business. Selling, general and administrative expenses include employee and related costs, advertising, professional fees, warehouse costs, and other related selling costs.

REVENUE RECOGNITION—Sales are recognized and title transfers upon shipment, net of trade allowances and a provision for estimated returns and other allowances. Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. A liability for unearned royalty income is recognized when licensees pay contractual obligations before being earned. The Company believes that its revenue recognition policies conform to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The Company operates predominantly in North America, with over 90% of its sales in the domestic market. Two customers accounted for approximately 14% and 11% of net sales for fiscal year 2001, three customers accounted for approximately 12%, 11% and 11% of net sales for fiscal year 2002 and one customer accounted for approximately 11% for fiscal 2003. The Company does not believe that these concentrations of sales and credit risk represent a material risk of loss with respect to its financial position as of January 31, 2003.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ADVERTISING REIMBURSEMENTS—The majority of Perry Ellis’ license agreements require licensees to pay Perry Ellis an advertising reimbursement, based on a percentage of licensee net sales. The Company records earned advertising reimbursements received from its licensees as a reduction of the related advertising cost in selling, general and administrative expenses. For the fiscal years 2003, 2002 and 2001, the Company has reduced selling, general and administrative expenses by $7.4 million, $5.6 million and $7.2 million of licensee reimbursements, respectively. Unearned advertising reimbursements result when a licensee pays required advertising reimbursements prior to the Company incurring the advertising expense. A current liability is recorded for these unearned advertising reimbursements.

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

The following table sets forth the computation of basic and diluted income per share

	2001	2002	2003
Numerator:
Net income	$7,826,004	$6,607,942	$10,796,285

Denominator:
Basic income per share—weighted average shares	6,689,476	6,516,807	6,387,459
Dilutive effect: stock options	55,965	17,942	162,667

Dilutive income per share—weighted average shares	6,745,441	6,534,749	6,550,126

Basic income per share	$1.17	$1.01	$1.69

Diluted income per share	$1.16	$1.01	$1.65

Antidilutive effect: stock options(1)	209,050	522,076	128,465

(1)	Represents weighted average stock options to purchase shares of common stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

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

	2001	2002	2003
Net income as reported	$7,826,004	$6,607,942	$10,796,285
Add: Total stock based employee compensation expense included in reported net income, net	—	—	—
Deduct: Total stock based employee compensation expense not included in reported net income, net	747,355	422,464	251,953

Pro forma net income	$7,078,649	$6,185,478	$10,544,332

Pro forma net income per share:
Basic	$1.08	$0.95	$1.65

Diluted	$1.05	$0.95	$1.61

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangibles assets acquired in a business combination. The Company applied the provisions of this pronouncement to the Jantzen acquisition. (See Note 10)

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changes the accounting treatment as it applies to goodwill and other identifiable intangible assets with indefinite useful lives from an amortization method to an impairment-only approach. Under SFAS No. 142, proper accounting treatment requires annual assessment for any impairment of the carrying value of the assets based upon an estimation of the fair value of the identifiable intangible asset with an indefinite useful life, or in the case of goodwill of the reporting unit to which the goodwill pertains. Under SFAS No. 142, goodwill and identifiable intangible assets with indefinite useful lives are no longer subject to amortization. Impairment losses, if any, arising from the initial application of SFAS No. 142 are to be reported as a cumulative effect of a change in accounting principle. The effective date of this statement is for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 for its fiscal year beginning February 1, 2002. There were no impairment losses recognized on the adoption of FAS 142.

In accordance with SFAS No. 142, the Company obtained a valuation and estimated useful life report of all its trademarks. Results of this analysis indicate no material impairment in the carrying value of its trademarks upon adoption of the standard and also indicate that the trademarks have indefinite useful lives. Our annual impairment testing is performed as of February 1st of each fiscal year. Under the new pronouncement, amortization expense relating to identifiable intangible assets were approximately $3,955,000 and $4,342,000 for fiscal January 31, 2001 and 2002, respectively. Basic and diluted earnings per share for the year ended  January 31, 2001 adjusted to exclude amounts no longer being amortized under the provision of SFAS No. 142 as reported below.

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of January 31, 2003, all intangible assets are indefinite useful life assets and are not subject to amortization according to FAS 142. Amortization expense relating to the intangible assets amounted to approximately $3,955,000 and $4,342,000 for the fiscal years ended January 31, 2001 and 2002 respectively.

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11.    Pro Forma Financial Information

The pro forma financial information presented below, gives effect to the Jantzen acquisition as if it occurred as of the beginning of each of the fiscal years ended January 2003, 2002 and 2001. The results of the Jantzen acquisition are reflected in our income statement for the period from March 22, 2002, date of acquisition through January 31, 2003.

	2001	2002	2003
Total Revenues	$346,678	$342,991	$346,331

Net Income	$8,795	$8,030	$13,596

Net Income per Share
Basic	$1.31	$1.23	$2.13

Diluted	$1.30	$1.23	$2.08

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Certain Covenants.    The senior credit facility contain certain covenants which, among other things, requires the Company to maintain a minimum EBITDA if availability falls below a certain minimum. It may restrict the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. The Company is prohibited from paying cash dividends under these covenants. The Company believes it is currently in compliance with all of its covenants under the senior credit facility. The Company could be materially harmed if it violates any covenants as the lenders under the senior credit facility could declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If the

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company is unable to repay those amounts, the lenders could proceed against the Company’s assets. In addition, a violation could also constitute a cross-default under the indentures and mortgage, resulting in all of the Company’s debt obligations becoming immediately due and payable, which the Company may not be able to satisfy.

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

Interest.    Interest on the principal balance under the senior credit facility shall accrue, at the Company’s option, at either a) the Company’s bank’s prime lending rate with adjustments depending upon the Company’s quarterly average excess availability plus excess cash or leverage ratio (b) 2.00% above the rate quoted by the Company’s bank as the average Eurodollar Rate (“Eurodollar”) for the 1, 2, 3 and 6 month Eurodollar deposits with  1/4% point adjustments depending upon the Company’s quarterly excess availability plus excess cash and leverage ratio at the time of borrowing. The weighted average interest rate on borrowings outstanding as of January 31, 2002 and 2003 was 6.4% and 4.05%, respectively.

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

Certain Covenants.    The indenture governing the senior secured notes contains certain covenants which restrict the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets. The Company is prohibited from paying cash dividends under these covenants. The Company believes it is currently in compliance with all of the covenants in this indenture. The Company could be materially harmed if it violates any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which the Company may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, mortgage and other indenture resulting in all of the Company’s debt obligations becoming immediately due and payable which the Company may not be able to satisfy.

16.    12 1/4% Senior Subordinated Notes Payable

The Company issued $100.0 million senior subordinated notes on April 6, 1999, the proceeds of which were used to acquire the Company, John Henry and Manhattan brands and to pay down the outstanding balance of the senior credit facility. The notes mature on April 1, 2006, and bear interest at the rate of 12 1/4 payable on April 1 and October 1 in each year. The proceeds to the Company were $98,852,000, yielding an effective interest rate of 12.39% after deduction of discounts. The Company entered into an interest rate swap, option, and interest rate cap agreements (the “August Swap Agreement”) for an aggregate notional of $40 million in order to minimize debt service costs on the senior subordinated notes. The fair value of the August Swap Agreement recorded on the Company’s Consolidated Balance Sheet was $1.9 million as of January 31, 2003.

Certain Covenants.    The indenture governing the senior subordinated notes contains certain covenants which restrict the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. The Company is prohibited from paying cash dividends under these covenants. The Company believes it is currently in compliance with all of the covenants in this indenture. The Company could be materially harmed if it violates any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which the Company may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, mortgage and other indenture resulting in all of the Company’s debt obligations becoming immediately due and payable which the Company may not be able to satisfy.

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes are provided for the temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities under SFAS No. 109. The tax effects of temporary differences as of January 31 are as follows:

	2002	2003
Deferred Tax Assets
Inventory	$941,575	$1,407,770
Allowance for doubtful accounts	723,736	790,269
Accrued expenses	108,348	109,214
Unearned revenue	694,894	759,726
Other	150,511	289,378

Sub Total	2,619,064	3,356,357

Deferred Tax Liabilities
Fixed assets	(1,693,580)	(1,850,845)
Intangible assets	(5,062,408)	(9,031,489)
Other	(228,592)	(210,853)

Sub Total	(6,984,580)	(11,093,187)

Net deferred tax asset (liability)	$(4,365,516)	$(7,736,830)

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2001	2002	2003
Net income as reported	$7,826,004	$6,607,942	$10,796,285
Add: Total stock based employee compensation expense included in reported net income, net	—	—	—
Deduct: Total stock based employee compensation expense not included in reported net income, net	747,355	422,464	251,953

Pro forma net income	$7,078,649	$6,185,478	$10,544,332

Pro forma net income per share:
Basic	$1.08	$0.95	$1.65

Diluted	$1.05	$0.95	$1.61

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

Salant licenses the Perry Ellis brand from the Company for men’s sportswear, dress shirts, dress bottoms and accessories and derived approximately $170 million or 65% of its fiscal 2002 revenues from the sale of Perry Ellis products. Salant is the Company’s largest licensee of Perry Ellis branded apparel. The remaining $80 million of Salant’s fiscal 2002 revenue is made up of Salant’s owned brands such as Axis and Tricots St. Raphael, sales under license agreements for use of the JNCO and Ocean Pacific brands, as well as, several private label programs.

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

26.    CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of January 31, 2003 and January 31, 2002, and for the three years ended January 31, 2003. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior secured notes on a joint and several basis. There are no restrictions on any subsidiaries in transferring or obtaining funds to or from any other subsidiary or the parent for operating purposes. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of January 31, 2003

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(44,791)	$3,533,055	$1,194,913	$—	$4,683,177
Accounts receivable, net	1,072,969	78,161,200	255,570	—	79,489,739
Intercompany receivable—Guarantors	—	53,636,456	—	(53,636,456)	—
Intercompany receivable—Non Guarantors	—	582,410	—	(582,410)	—
Inventories, net	—	50,908,167	398,307	—	51,306,474
Deferred income taxes	—	2,957,765	—	—	2,957,765
Prepaid income taxes	—	3,361,650	—	—	3,361,650
Other current assets	285,385	3,819,382	—	—	4,104,767

Total current assets	1,313,563	196,960,085	1,848,790	(54,218,866)	145,903,572
Property and equipment, net	—	31,019,320	29,556		31,048,876
Intangible assets, net	15,490,786	126,695,276	—		142,186,062
Investment in subsidiaries	74,553,931	—	—	(74,553,931)	—
Other	837,500	11,261,335	—		12,098,835

TOTAL	$92,195,780	$365,936,016	$1,878,346	$(128,772,797)	$331,237,345

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$124,806	$12,501,910	$193,452	$—	$12,820,168
Accrued expenses	242,248	4,812,742	3,758	—	5,058,748
Intercompany payable—Parent	(5,351,406)	59,034,006	579,360	(54,261,960)	—
Income taxes payable	(151,616)	123,305	28,311	—	—
Accrued interest payable	—	4,674,929	—	—	4,674,929
Unearned revenues	129,454	1,865,100	—	—	1,994,554
Other current liabilities	—	1,449,615	7,807	—	1,457,422

Total current liabilities	(5,006,514)	84,461,607	812,688	(54,261,960)	26,005,821

Senior subordinated notes payable, net	(2,199,492)	101,380,072	—	—	99,180,580
Senior secured notes payable, net	—	60,729,796	—	—	60,729,796
Senior credit facility	—	22,922,287	—	—	22,922,287
Real estate mortgage	—	11,600,000	556,922	(556,922)	11,600,000
Deferred income tax	—	10,694,595	—	—	10,694,595

Total long-term liabilities	(2,199,492)	207,326,750	556,922	(556,922)	205,127,258

Total liabilities	(7,206,006)	291,788,357	1,369,610	(54,818,882)	231,133,079

Commitments and Contingencies
Minority Interest			702,449	31	702,480

Stockholders’ Equity:
Preferred stock $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—	—	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 6,425,641 shares issued and outstanding as of January 31, 2003	64,257	100	63	(163)	64,257
Additional paid-in-capital	27,198,094				27,198,094
Contributing Capital	—	3,997,338		(3,997,338)	—
Retained earnings	72,182,529	70,252,092	(252,553)	(69,999,539)	72,182,529
Accumulated other comprehensive income	(43,094)	(101,871)	58,777	43,094	(43,094)

Total	99,401,786	74,147,659	(193,713)	(73,953,946)	99,401,786

Total stockholders’ equity	99,401,786	74,147,659	(193,713)	(73,953,946)	99,401,786

TOTAL	$92,195,780	$365,936,016	$1,878,346	$(128,772,797)	$331,237,345

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of January 31, 2002

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$124,998	$1,178,980	$—	$1,303,978
Accounts receivable, net	793,111	48,978,288	712,804	(113,958)	50,370,245
Intercompany receivable—Guarantors	—	456,813	—	(456,813)	—
Intercompany receivable—Non-Guarantors	—	698,854	—	(698,854)	—
Inventories	—	45,317,126	91,921	—	45,409,047
Deferred income taxes	—	1,951,553	—	432,763	2,384,316
Other current assets	188,616	1,697,547	—	—	1,886,163

Total current assets	981,727	99,225,179	1,983,705	(836,862)	101,353,749
Property and equipment, net	—	10,862,844	34,490	—	10,897,334
Intangible assets, net	15,568,834	102,370,060	—	—	117,938,894
Investment in subsidiaries	60,458,653	—	—	(60,458,653)	—
Other	309,656	3,561,047	—	—	3,870,703

TOTAL	$77,318,870	$216,019,130	$2,018,195	$(61,295,515)	$234,060,680

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$5,908,727	$171,599	$(113,958)	$5,966,368
Accrued expenses	325,960	2,903,642	30,000	—	3,259,602
Intercompany payable—Parent	(10,461,582)	11,040,148	698,854	(1,277,420)	—
Income taxes payable	—	2,607,686	160,105	(1,386,240)	1,381,551
Accrued interest payable	—	3,808,997	—	—	3,808,997
Current portion—senior credit facility	—	21,819,334	(63,240)	—	21,756,094
Unearned revenues	250,954	1,587,975	—	—	1,838,929
Other current liabilities	—	2,319,622	90,961	—	2,410,583

Total current liabilities	(9,884,668)	51,996,131	1,088,279	(2,777,618)	40,422,124
Senior subordinated notes payable, net	—	99,071,515	—	—	99,071,515
Deferred income tax	—	4,930,829	—	1,819,003	6,749,832

Total long-term liabilities	—	104,002,344	—	1,819,003	105,821,347

Total liabilities	(9,884,668)	155,998,475	1,088,279	(958,615)	146,243,471

Commitment and Contingencies
Minority Interest	—	—	613,671	—	613,671

Stockholders’ Equity:
Preferred stock $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—	—	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 6,337,440 shares issued and 6,286,740 shares outstanding as of January 31, 2002	63,374	100	556,954	(557,054)	63,374
Additional paid-in-capital	26,286,040	—	—		26,286,040
Retained earnings	61,386,244	60,142,308	(240,709)	(59,901,599)	61,386,244
Accumulated other comprehensive income	(121,753)	(121,753)		121,753	(121,753)

Total	87,613,905	60,020,655	316,245	(60,336,900)	87,613,905
Treasury stock at cost	(410,367)	—	—	—	(410,367)

Total stockholders’ equity	87,203,538	60,020,655	316,245	(60,336,900)	87,203,538

TOTAL	$77,318,870	$216,019,130	$2,018,195	$(61,295,515)	$234,060,680

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Twelve Months Ended January 31, 2003

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$274,105,096	$2,922,699	$—	$277,027,795
Royalty income	4,450,886	24,362,069	—	—	28,812,955

Total revenues	4,450,886	298,467,165	2,922,699	—	305,840,750
Cost of sales		203,199,604	1,801,352	—	205,000,956

Gross profit	4,450,886	95,267,561	1,121,347	—	100,839,794

Operating expenses
Selling, general and administrative expenses	3,384,059	59,560,489	905,632	—	63,850,180
Depreciation and amortization		3,577,915	4,935	—	3,582,850

Total operating expenses	3,384,059	63,138,404	910,567	—	67,433,030

Operating income	1,066,827	32,129,157	210,780	—	33,406,764
Interest expense	(63,181)	15,854,307	4,221	—	15,795,347

Income before minority interest and income taxes	1,130,008	16,274,850	206,559	—	17,611,417
Minority interest	—	—	88,809	—	88,809
Equity in earnings of subsidiaries, net	(10,097,940)	—	—	10,097,940	—
Income taxes	431,663	6,165,065	129,595	—	6,726,323

Net income	$10,796,285	$10,109,785	$(11,845)	$(10,097,940)	$10,796,285

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Twelve Months Ended January 31, 2002

	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$242,249,314	$9,060,845	$—	$251,310,159
Royalty income	4,239,465	22,441,522	—	—	26,680,987

Total revenues	4,239,465	264,690,836	9,060,845	—	277,991,146
Cost of sales		185,475,889	6,125,322	—	191,601,211

Gross profit	4,239,465	79,214,947	2,935,523	—	86,389,935

Operating expenses
Selling, general and administrative expenses	2,405,100	50,023,547	3,018,207	—	55,446,854
Depreciation and amortization	533,583	5,990,778	137,797	—	6,662,158

Total operating expenses	2,938,683	56,014,325	3,156,004	—	62,109,012

Operating income	1,300,782	23,200,622	(220,481)	—	24,280,923
Interest expense	(54,123)	13,603,869			13,549,746

Income before minority interest and income taxes	1,354,905	9,596,753	(220,481)	—	10,731,177
Equity in earnings of subsidiaries, net	(5,780,095)	—	83,240	5,780,095	83,240
Income taxes	527,058	3,575,949	(63,012)	—	4,039,995

Net income	$6,607,942	$6,020,804	$(240,709)	$(5,780,095)	$6,607,942

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For The Twelve Months Ended January 31, 2001

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$258,888,480	$—	$—	$258,888,480
Royalty income	3,751,589	22,038,386	—	—	25,789,975

Total revenues	3,751,589	280,926,866	—	—	284,678,455
Cost of sales		200,883,860		—	200,883,860

Gross profit	3,751,589	80,043,006	—	—	83,794,595

Operating expenses
Selling, general and administrative expenses	2,230,190	47,178,577		—	49,408,767
Depreciation and amortization	533,588	5,597,120		—	6,130,708

Total operating expenses	2,763,778	52,775,697	—	—	55,539,475

Operating income	987,811	27,267,309	—	—	28,255,120
Interest expense	(63,066)	15,829,527			15,766,461

Income before minority interest and income taxes	1,050,877	11,437,782	—	—	12,488,659
Minority interest	—	—	—	—	—
Equity in earnings of subsidiaries, net	(7,169,206)	—	—	7,169,206	—
Income taxes	394,079	4,268,576	—	—	4,662,655

Net income	$7,826,004	$7,169,206	$—	$(7,169,206)	$7,826,004

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Twelve Months Ended January 31, 2003

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,796,285	$10,109,785	$(11,845)	$(10,097,940)	$10,796,285
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,778,271	4,934	—	2,783,205
Provision for bad debt	—	280,620	—	—	280,620
Amortization of debt issue cost	—	918,628	—	—	918,628
Amortization of bond discount	—	348,741	—	—	348,741
Deferred income taxes	—	3,371,314	—	—	3,371,314
Minority Interest	—	—	88,809	—	88,809
Equity in earnings of subsidiaries, net	(14,095,278)	3,997,338	—	10,097,940	—
Other	78,659	—	—	—	78,659
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	4,645,840	(34,442,471)	396,517	—	(29,400,114)
Inventories	—	(3,399,899)	(306,386)	—	(3,706,285)
Other current assets and prepaid income taxes	(96,769)	(5,595,256)	—	—	(5,692,025)
Other assets	(527,844)	(1,518,554)	—	—	(2,046,398)
Accounts payable and accrued expenses	225,572	6,474,697	(4,388)	—	6,695,881
Income taxes payable	(151,616)	(1,098,141)	(131,794)	—	(1,381,551)
Accrued interest payable	—	865,932	—	—	865,932
Other current liabilities and unearned revenues	(121,500)	(592,882)	(83,154)	—	(797,536)

Net cash used in operating activities	753,349	(17,501,877)	(47,307)	—	(16,795,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(22,076,974)	—	—	(22,076,974)
Payment on purchase of intangible assets, net	78,049	(220,921)	(44,829)	—	(187,701)
Payment for acquired businesses, net of cash acquired	—	(25,084,374)	—	—	(25,084,374)

Net cash used in investing activities	78,049	(47,382,269)	(44,829)	—	(47,349,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on senior subordinated notes	(2,199,492)	—	—	—	(2,199,492)
Net (payments) proceeds from senior credit facility	—	1,102,953	63,240	—	1,166,193
Net proceeds from senior secured notes	—	55,589,250	—	—	55,589,250
Net proceeds from real estate mortgage	—	11,600,000	—	—	11,600,000
Proceeds from exercise of stock options	1,323,303	—	—	—	1,323,303

Net cash provided by financing activities	(876,189)	68,292,203	63,240	—	67,479,254

Effect of exchange rate changes on cash and cash equivalents	—	—	44,829	—	44,829

NET (DECREASE) INCREASE IN CASH	(44,791)	3,408,057	15,933	—	3,379,199
CASH AT BEGINNING OF YEAR	—	124,998	1,178,980	—	1,303,978

CASH AT END OF YEAR	$(44,791)	$3,533,055	$1,194,913	$—	$4,683,177

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twelve Months Ended January 31, 2002

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,607,942	$6,020,804	$(240,709)	$(5,780,095)	$6,607,942
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	533,583	5,657,218	—	—	6,190,801
Provision for bad debts	—	1,575,000	—	—	1,575,000
Amortization of debt issue cost	—	614,347	—	—	614,347
Amortization of bond discount	—	164,000	—	—	164,000
Deferred income taxes	—	1,386,240	—	—	1,386,240
Minority Interest	—	—	83,240	—	83,240
Equity in earnings of subsidiaries, net	(6,337,049)	—	556,954	5,780,095	—
Other	—	(64,250)	—	—	(64,250)
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	1,756,449	5,133,878	158,183	—	7,048,510
Inventories	—	(1,760,752)	232,133	—	(1,528,619)
Other current assets and prepaid income taxes	41,912	478,875	65,659	—	586,446
Other assets	23,102	(643,282)	(80,864)	—	(701,044)
Accounts payable and accrued expenses	(154,034)	(1,279,169)	272,642	—	(1,160,561)
Income taxes payable	—	1,221,446	163,764	—	1,385,210
Accrued interest payable	—	(406,838)	(197,930)	—	(604,768)
Other current liabilities and unearned revenues	2,443	507,889	282,022	—	792,354

Net cash provided by operating activities	2,474,348	18,605,406	1,295,094	—	22,374,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,887,440)	(34,490)	—	(2,921,930)
Payment on purchase of intangible assets, net	(312,513)	213,585	—	—	(98,928)

Net cash used in investing activities	(312,513)	(2,673,855)	(34,490)	—	(3,020,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments in borrowings under term loan	—	(16,093,792)	(63,240)	—	(16,157,032)
Purchase of treasury stock	(2,177,256)	—	—	—	(2,177,256)
Proceeds from exercise of stock options	15,421	—	—	—	15,421

Net cash used in financing activities	(2,161,835)	(16,093,792)	(63,240)	—	(18,318,867)

Effect of exchange rate changes on cash and cash equivalents	—	(57,503)	(18,383)	—	(75,886)

NET (DECREASE) INCREASE IN CASH	—	(219,744)	1,178,981	—	959,238
CASH AT BEGINNING OF YEAR	—	344,741	—	—	344,741

CASH AT END OF YEAR	$—	$124,997	$1,178,981	$—	$1,303,979

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twelve Months Ended January 31, 2001

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,826,004	$7,169,206	$—	$(7,169,206)	$7,826,004
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	506,226	5,015,536	—	—	5,521,762
Provision for bad debts		330,435	—		330,435
Amortization of debt issue cost		608,946	—	—	608,946
Amortization of bond discount		164,000	—	—	164,000
Deferred income taxes		2,098,295	—		2,098,295
Equity in earnings of subsidiaries, net	(7,169,206)		—	7,169,206	—
Other		67,234	—	—	67,234
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	282,698	(13,456,785)	—		(13,174,087)
Inventories		(7,579,495)	—	—	(7,579,495)
Other current assets and prepaid income taxes	3,489	1,724,824	—	—	1,728,313
Other assets	117,490	(383,442)	—	—	(265,952)
Accounts payable and accrued expenses	(25,922)	629,626	—		603,704
Income taxes payable	—	—	—	—	—
Accrued interest payable	—	(194,796)	—	—	(194,796)
Other current liabilities and unearned revenues	16,230	137,721	—	—	153,951

Net cash provided by operating activities	1,557,009	(3,668,695)	—	—	(2,111,686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,711,741)	—	—	(2,711,741)
Payment on purchase of intangible assets, net	(589,917)	(2,882,084)			(3,472,001)
Payment for acquired business, net of cash acquired	—	750,000	—	—	750,000

Net cash used in investing activities	(589,917)	(4,843,825)	—	—	(5,433,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) under term loan	—	(11,250,000)	—	—	(11,250,000)
Net (payments) proceeds from senior credit facility		19,881,630			19,881,630
Tax benefit for exercise of non-qualified stock options	5,327	—			5,327
Purchase of treasury stock	(1,029,919)	—	—	—	(1,029,919)
Proceeds from exercise of stock options	57,500	—	—	—	57,500

Net cash used in financing activities	(967,092)	8,631,630	—	—	7,664,538

NET (DECREASE) INCREASE IN CASH	—	119,110	—	—	119,110
CASH AT BEGINNING OF YEAR	—	225,631	—	—	225,631

CASH AT END OF YEAR	$—	$344,741	$—	$—	$344,741

Exhibit No	Description of Exhibit

23.1	Consent of Deloitte & Touche LLP, independent public accountants regarding financial statements of the Registrant

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act