Form 10-Q
period 2003-04-30
PERRY ELLIS INTERNATIONAL INC
filed 2003-06-16
CIK 900349

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock is 6,500,076 (as of June 12, 2003).

PERRY ELLIS INTERNATIONAL, INC.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 30, 2003	January 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$1,518,310	$4,683,177
Accounts receivable, net	97,132,008	79,489,739
Inventories, net	45,588,454	51,306,474
Deferred income taxes	2,769,086	2,957,765
Prepaid income taxes	—	3,361,650
Other current assets	5,755,882	4,104,767

Total current assets	152,763,740	145,903,572
Property and equipment, net	31,079,085	31,048,876
Intangible assets, net	142,186,062	142,186,062
Other	12,163,614	12,098,835

TOTAL	$338,192,501	$331,237,345

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,057,672	$12,820,168
Accrued expenses	5,286,676	5,058,748
Accrued interest payable	1,163,015	4,674,929
Unearned revenues	1,592,348	1,994,554
Other current liabilities	974,689	1,457,422

Total current liabilities	18,074,400	26,005,821
Senior subordinated notes payable, net	99,332,637	99,180,580
Senior secured notes payable, net	61,282,101	60,729,796
Senior credit facility	30,841,228	22,922,287
Real estate mortgage	11,600,000	11,600,000
Deferred income tax	10,432,897	10,694,595

Total long-term liabilities	213,488,863	205,127,258

Total liabilities	231,563,263	231,133,079

Commitments and Contingencies
Minority Interest	748,957	702,480

Stockholders' Equity:
Preferred stock $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 6,500,076 shares issued and outstanding as of April 30, 2003 and 6,425,641 shares issued and outstanding as of January 31, 2003	65,001	64,257
Additional paid-in-capital	27,887,923	27,198,094
Retained earnings	77,810,550	72,182,529
Accumulated other comprehensive income	116,807	(43,094)

Total stockholders' equity	105,880,281	99,401,786

TOTAL	$338,192,501	$331,237,345

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended April 30,
	2003	2002
Revenues
Net sales	$101,866,844	$78,619,092
Royalty income	6,411,177	6,076,793

Total revenues	108,278,021	84,695,885
Cost of sales	71,545,115	57,932,099

Gross profit	36,732,906	26,763,786
Operating expenses
Selling, general and administrative expenses	21,609,413	14,510,386
Depreciation and amortization	1,112,011	659,738

Total operating expenses	22,721,424	15,170,124

Operating income	14,011,482	11,593,662
Interest expense	4,963,311	3,866,731

Income before minority interest and income taxes	9,048,171	7,726,931
Minority interest	46,477	32,020
Income taxes	3,373,673	2,928,711

Net income	$5,628,021	$4,766,200

Net income per share
Basic	$0.87	$0.75

Diluted	$0.80	$0.75

Weighted average number of shares outstanding
Basic	6,451,193	6,325,674
Diluted	7,029,014	6,391,139

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended April 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,628,021	$4,766,200
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	850,737	502,162
Amortization of debt issue cost	279,085	189,169
Amortization of bond discount	91,385	74,589
Minority interest	46,477	32,020
Other	111,888	12,628
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	(17,642,269)	(17,947,365)
Inventories	5,718,020	10,815,158
Other current assets and prepaid income taxes	1,637,516	186,734
Other assets	263,121	(1,673,546)
Accounts payable and accrued expenses	(3,534,568)	213,988
Income taxes payable	—	515,525
Accrued interest payable	(3,511,914)	(2,555,087)
Other current liabilities and unearned revenues	(884,939)	320,866

Net cash used in operating activities	(10,947,440)	(4,546,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(874,954)	(831,473)
Payment on purchase of intangible assets	—	(12,218)
Payment for acquired businesses	—	(25,050,474)

Net cash used in investing activities:	(874,954)	(25,894,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) from senior credit facility	7,918,941	(21,756,094)
Net proceeds from senior secured notes	—	55,589,250
Proceeds from exercise of stock options	690,573	316,184

Net cash provided by financing activities:	8,609,514	34,149,340

Effect of exchange rate changes on cash and cash equivalents	48,013	9,044

NET (DECREASE)/INCREASE IN CASH	(3,164,867)	3,717,260
CASH AT BEGINNING OF YEAR	4,683,177	1,303,978

CASH AT END OF PERIOD	$1,518,310	$5,021,238

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,329,008	$6,634,281

Income taxes	$4,625	$2,422,500

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Change in fair value of mark-to-market interest rate swap/option	$51,914	$1,188,684

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP. These consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2003. Certain amounts in the prior period have been reclassified to conform to the current period’s presentation.

In our opinion, the information presented reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the interim periods. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2. INVENTORIES

Inventories are stated at the lower of cost (moving average cost) or market. Cost principally consists of the purchase price, customs, duties, freight, insurance and commissions to buying agents.

3. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	April 30, 2003	January 31, 2003
Total letter of credit facilities	$62,599,834	$54,453,386
Outstanding letters of credit	(17,938,043)	(31,966,591)

Total credit available	$44,661,791	$22,486,795

4. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or estimated useful lives of the improvements. The useful lives range from three to thirty-nine years:

Asset Class	Avg. Useful Lives in Years
Furniture, fixtures and equipment	3-7
Vehicles	7
Leasehold improvements	11
Buildings	39

5. INTANGIBLE ASSETS

Intangible assets primarily represent costs capitalized in connection with the acquisitions of brand names and license rights. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” identifiable intangible assets with an indefinite useful life are not amortized but are tested for impairment annually on Feb 1st of each year.

6. LONG-LIVED ASSETS

Management reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning future conditions. There has not been any material impairment to long-lived assets.

7. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $2.7 million and $1.4 million for the three months ended April 30, 2003 and April 30, 2002 respectively, and are included in selling, general and administrative expenses.

8. ACCOUNTING FOR STOCK BASED COMPENSATION

The Company has chosen to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method prescribed by Accounting Principles Board Opinion ( “APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. As required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company presents certain pro forma and other disclosures related to stock-based compensation plans as if compensation cost for options granted had been determined in accordance with the fair value provisions of SFAS No. 123.

	Three Months Ended April 30,
	2003	2002
Net income as reported	$5,628,021	$4,766,200
Add : Total stock based employee compensation expense included in reported net income, net	—	—
Deduct : Total stock based employee compensation expense not included in reported net income, net	100,833	70,196

Pro forma net income	$5,527,188	$4,696,004

Pro forma net income per share:
Basic	$0.86	$0.74

Diluted	$0.79	$0.73

9. NET INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted income per share

	Three Months Ended April 30,
	2003	2002
Numerator:
Net income	$5,628,021	$4,766,200
Denominator:
Basic income per share—weighted average shares	6,451,193	6,325,674
Dilutive effect: stock options	577,821	65,465

Diluted income per share—weighted average shares	7,029,014	6,391,139

Basic income per share	$0.87	$0.75

Diluted income per share	$0.80	$0.75

Antidilutive effect: stock options(1)	—	199,550

(1)	Represents weighted average stock options to purchase shares of common stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

10. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and the effect of foreign currency translation. Comprehensive income was $5,787,922 and $4,778,828 for the three months ended April 30, 2003 and 2002, respectively.

11. SEGMENT INFORMATION

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” our principal business segments are grouped into the generation of revenues from sale of products and royalties from licensing activity. These segments are identified and managed by the Company based on the products and services offered by each. The product segment derives its revenues from the design, importation and distribution of apparel to various retail channels, which include regional, national and international mass merchants, chain stores, department stores and other specialty retail stores, principally throughout the United States, Puerto Rico and Canada. The licensing segment derives its revenues from royalties associated with the licensing of its trademarks to third parties, principally Perry Ellis®, John Henry®, Manhattan® and Munsingwear®. Trademark costs have been allocated among the segments where the brands are shared. Shared selling, general and administrative expenses are allocated amongst the segments based upon department utilization rates.

	Three Months Ended April 30,
	2003	2002
Revenues:
Product	$101,866,844	$78,619,092
Licensing	6,411,177	6,076,793

Total Revenues	$108,278,021	$84,695,885

Operating Income:
Product	$9,663,594	$6,126,099
Licensing	4,347,889	5,467,563

Total Operating Income	$14,011,483	$11,593,662

12. JANTZEN ACQUISITION

On March 22, 2002, the Company acquired the Jantzen swimwear business from subsidiaries of VF Corporation for approximately $24.0 million, excluding liabilities assumed and expenses incurred related to the transaction. The acquisition was financed with a portion of the proceeds from a $57.0 million private offering of 9½% senior secured notes, which closed simultaneously with the acquisition.

The Jantzen assets acquired consist primarily of the Jantzen trademarks and tradenames, license agreements, certain equipment and inventory relating to the 2003 season, which commenced in July 2002.

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

The Jantzen assets acquired and liabilities assumed have been recorded at their fair values. The following is a summary of the purchase price and purchase price allocation.

(Dollars in Thousands)
Purchase price determination:
Net purchase price	$23,978
Liabilities assumed and expenses incurred in connection with the acquisition	3,063

Gross purchase price	$27,041

Purchase price allocation:
Inventories	$2,191
Machinery and equipment	465
Trademarks	24,385

Gross purchase price	$27,041
Less: liabilities assumed	(1,957)

Cash paid for acquisition and acquisition cost	$25,084

13. RECENT ACCOUNTING PRONOUNCEMENT

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections,” which all but eliminates the presentation in income statements of debt extinguishments as extraordinary items. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 as of February 1, 2003. SFAS 145 did not have a material impact on the financial position or results of operations of the Company.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 did not have a material impact on the financial position or results of operations of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. However, the disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Perry Ellis is not a party to any agreement in which it is a guarantor of indebtedness of others. FIN 45 did not have a material effect on Perry Ellis’ financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provision of SFAS No. 148 effective for fiscal year ended January 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or SPEs). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company is required to adopt the provisions of FIN 46 immediately for variable interests in variable interest entities created after January 31, 2003, and in the quarter ending October 31, 2003 for variable interests in variable interest entities created before February 1, 2003. However, certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities as defined in FIN 46. Accordingly, the Company has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the adoption of FIN 46.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS No. 133 for decisions made (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before May 2003 and still existing at the beginning of the interim period of adoption, transition will be accomplished by reporting the cumulative effect of a change in an accounting principle. SFAS No. 150 is not expected to have a material impact on the financial position or results of operations of the Company.

14. DERIVATIVES FINANCIAL INSTRUMENTS

The Company has entered into derivative financial instruments in order to manage the overall borrowing costs associated with its senior subordinated notes and senior secured notes.

At April 30, 2003, the Company has an interest rate swap agreement with a notional amount of $40.0 million maturing on April 1, 2006. The swap is a fair value hedge as it has been designated against the senior subordinated notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in the Company’s consolidated balance sheet.

At April 30, 2003, the Company also has an interest rate cap maturing on April 1, 2006 with a notional amount of $40.0 million. The Company also had a basis swap with a notional amount of $40.0 million that matured in April 2003. The interest rate cap effectively hedges against increases in the variable rate of interest paid on the interest rate swap and the basis swap decreased the spread on the interest rate swap for 18 months thru April 2003. Neither of these derivatives qualified for hedge accounting and accordingly, are reflected at fair value in the Company’s consolidated balance sheet with the offset being recognized in the consolidated statements of income for the periods presented. Interest expense for the three months ended April 30, 2003 and April 30, 2002 increased by approximately $0.2 million and $0.3 million, respectively as a result of the recognition of these derivatives.

At April 30, 2003, the Company has an interest rate swap and option (the “March Swap Agreement”) for an aggregate notional amount of $57.0 million in order to minimize the debt servicing costs associated with the senior secured notes. The March Swap Agreement is a fair value hedge as it has been designated against the senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in the company’s consolidated balance sheet. The fair value of the March Swap Agreement recorded on the Company’s Consolidated Balance Sheet was $5.5 million as of April 30, 2003.

In December 2002, the Company entered into an interest rate floor agreement (the “December Floor Agreement”) for an aggregate notional amount of $57.0 million associated with the senior secured notes. The December Floor Agreement is scheduled to terminate on March 15, 2005. Under the December Floor Agreement, the Company must pay the difference between the three-month LIBOR rate and 1.50% for all rate resets in which the LIBOR is below 1.50%. When the LIBOR is equal to or greater than 1.50%, the Company makes no payments under the Floor.

The December Floor Agreement did not qualify for hedge accounting treatment, resulting in $0.1 million increase of recorded interest expense on the Consolidated Statement of Income for the quarter ended April 30, 2003. The fair value of the December Floor Agreement recorded on the Company’s Consolidated Balance Sheet was ($0.3) million as of April 30, 2003.

In April 2003, the Company entered into an interest rate cap agreement (the “April Cap Agreement”) for an aggregate notional amount of $57.0 million associated with the senior secured notes. The April Cap Agreement is scheduled to terminate on March 15, 2009. The April Cap Agreement caps the interest rate on the $57.0 million senior secured notes at 10%.

The April Cap Agreement did not qualify for hedge accounting treatment, resulting in $0.3 million increase of recorded interest expense on the Consolidated Statement of Income for the quarter ended April 30, 2003. The fair value of the April Cap Agreement recorded on the Company’s Consolidated Balance Sheet was ($0.3) million as of April 30, 2003.

The Company does not currently have a significant exposure to foreign exchange risk and accordingly, has not entered into any transactions to hedge against those risks.

15. SALANT ACQUISITION

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

Salant licenses the Perry Ellis brand from the Company for men’s sportswear, dress shirts, dress bottoms and accessories and derived approximately $164.3 million or 65% of its fiscal 2002 revenues from the sale of Perry Ellis products. Salant is the Company’s largest licensee of Perry Ellis branded apparel. The remaining $87.7 million of Salant’s fiscal 2002 revenue is made up of Salant’s owned brands such as Axis and Tricots St. Raphael, sales under license agreements for use of the JNCO and Ocean Pacific brands, as well as, several private label programs. The Salant acquisition is expected to close on or about June 19th, 2003.

16. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

Perry Ellis International, Inc. and several of its subsidiaries have fully and unconditionally guaranteed the senior secured notes and senior subordinated notes on a joint and several basis. As such, the following consolidating condensed financial statements, which present, in separate columns: Perry Ellis, the guarantors on a combined and the non-guarantors on a consolidated basis are required to be presented. Additional columns present eliminating adjustments and consolidated totals as of April 30, 2003 and January 31, 2003, and for the three months ended April 30, 2003 and 2002. The Company has not presented separate financial statements and other disclosures concerning the combined guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF APRIL 30, 2003
			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(1,040,265)	$422,090	$2,136,485	$—	$1,518,310
Accounts receivable, net	31,378	116,830,345	1,812,071	(21,541,786)	97,132,008
Intercompany receivable—Guarantors	—	43,496,438	—	(43,496,438)	—
Intercompany receivable—Non Guarantors	—	758,772	—	(758,772)	—
Inventories, net	—	45,358,944	229,510	—	45,588,454
Deferred income taxes	—	2,769,086	—	—	2,769,086
Other current assets	561,889	5,172,049	21,944	—	5,755,882

Total current assets	(446,998)	214,807,724	4,200,010	(65,796,996)	152,763,740
Property and equipment, net	—	31,054,058	25,027	—	31,079,085
Intangible assets, net	—	120,473,276	21,712,786	—	142,186,062
Investment in subsidiaries	80,943,780	—	—	(80,943,780)	—
Other	873,500	11,290,114	—	—	12,163,614

TOTAL	$81,370,282	$377,625,172	$25,937,823	$(146,740,776)	$338,192,501

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$134,886	$8,729,143	$193,643	$—	$9,057,672
Accrued expenses	197,436	5,089,240	—	—	5,286,676
Intercompany payable—Parent	(21,963,764)	64,177,188	1,924,979	(44,138,403)	—
Income taxes payable	(679,065)	349,630	329,435	—	—
Accrued interest payable	—	1,163,015	—	—	1,163,015
Unearned revenues	—	1,434,016	158,332	—	1,592,348
Other current liabilities	—	895,868	78,821	—	974,689

Total current liabilities	(22,310,507)	81,838,100	2,685,210	(44,138,403)	18,074,400
Senior subordinated notes payable, net	(2,199,492)	101,532,129	21,541,786	(21,541,786)	99,332,637
Deferred income tax	—	10,432,897	—	—	10,432,897
Senior credit facility	—	30,841,228	—	—	30,841,228
Real estate mortgage	—	11,600,000	—	—	11,600,000
Senior secured notes payable, net	—	61,282,101	—	—	61,282,101

Total long-term liabilities	(2,199,492)	215,688,355	21,541,786	(21,541,786)	213,488,863

Total liabilities	(24,509,999)	297,526,455	24,226,996	(65,680,189)	231,563,263

Commitments and Contingencies
Long Term Debt	—	—	613,525	(613,525)	—

Minority Interest	—	—	748,926	31	748,957

Stockholders' Equity:
Preferred stock $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding					—
Common stock $.01 par value; 30,000,000 shares authorized; 6,500,076 shares issued and outstanding as of April 30, 2003	65,001	100	63	(163)	65,001
Additional paid-in-capital	27,887,923	—	—	—	27,887,923
Contributing Capital	—	3,997,338	—	(3,997,338)	—
Retained earnings	77,810,550	76,132,115	257,273	(76,389,388)	77,810,550
Accumulated other comprehensive income	116,807	(30,836)	91,040	(60,204)	116,807

Total stockholders' equity	105,880,281	80,098,717	348,376	(80,447,093)	105,880,281

TOTAL	$81,370,282	$377,625,172	$25,937,823	$(146,740,776)	$338,192,501

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JANUARY 31, 2003

			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(44,791)	$3,533,055	$1,194,913	$—	$4,683,177
Accounts receivable, net	1,072,969	78,161,200	255,570	—	79,489,739
Intercompany receivable—Guarantors	—	53,636,456	—	(53,636,456)	—
Intercompany receivable—Non Guarantors	—	582,410	—	(582,410)	—
Inventories	—	50,908,167	398,307	—	51,306,474
Deferred income taxes	—	2,957,765	—	—	2,957,765
Prepaid income taxes	—	3,361,650	—	—	3,361,650
Other current assets	285,385	3,819,382	—	—	4,104,767

Total current assets	1,313,563	196,960,085	1,848,790	(54,218,866)	145,903,572
Property and equipment, net	—	31,019,320	29,556	—	31,048,876
Intangible assets, net	15,490,786	126,695,276	—	—	142,186,062
Investment in subsidiaries	74,553,931	—	—	(74,553,931)	—
Other	837,500	11,261,335	—	—	12,098,835

TOTAL	$92,195,780	$365,936,016	$1,878,346	$(128,772,797)	$331,237,345

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$124,806	$12,501,910	$193,452	$—	$12,820,168
Accrued expenses	242,248	4,812,742	3,758	—	5,058,748
Intercompany payable—Parent	(5,351,406)	59,034,006	579,360	(54,261,960)	—
Income taxes payable	(151,616)	123,305	28,311	—	—
Accrued interest payable	—	4,674,929	—	—	4,674,929
Unearned revenues	129,454	1,865,100	—	—	1,994,554
Other current liabilities	—	1,449,615	7,807	—	1,457,422

Total current liabilities	(5,006,514)	84,461,607	812,688	(54,261,960)	26,005,821
Senior subordinated notes payable, net	(2,199,492)	101,380,072	—	—	99,180,580
Senior secured notes payable, net	—	60,729,796	—	—	60,729,796
Senior credit facilities	—	22,922,287	—	—	22,922,287
Real Estate Mortgage	—	11,600,000	556,922	(556,922)	11,600,000
Deferred income tax	—	10,694,595	—	—	10,694,595

Total long-term liabilities	(2,199,492)	207,326,750	556,922	(556,922)	205,127,258

Total liabilities	(7,206,006)	291,788,357	1,369,610	(54,818,882)	231,133,079

Commitment and Contingencies
Minority Interest	—	—	702,449	31	702,480

Stockholders' Equity:
Preferred stock $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—	—	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 6,425,641 shares issued and outstanding as of January 31, 2003	64,257	100	63	(163)	64,257
Additional paid-in-capital	27,198,094	—	—		27,198,094
Contributing Capital	—	3,997,338	—	(3,997,338)	—
Retained earnings	72,182,529	70,252,092	(252,553)	(69,999,539)	72,182,529
Accumulated other comprehensive income	(43,094)	(101,871)	58,777	43,094	(43,094)

Total stockholders' equity	99,401,786	74,147,659	(193,713)	(73,953,946)	99,401,786

TOTAL	$92,195,780	$365,936,016	$1,878,346	$(128,772,797)	$331,237,345

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2003

			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$100,736,349	$1,130,495	$—	$101,866,844
Royalty income	—	5,193,857	1,217,320	—	6,411,177

Total revenues	—	105,930,206	2,347,815	—	108,278,021
Cost of sales	—	70,868,613	676,502	—	71,545,115

Gross profit	—	35,061,593	1,671,313	—	36,732,906
Operating expenses
Selling, general and administrative expenses	1,209,250	19,852,411	547,752	—	21,609,413
Depreciation and amortization	—	1,107,986	4,025	—	1,112,011

Total operating expenses	1,209,250	20,960,397	551,777	—	22,721,424

Operating income	(1,209,250)	14,101,196	1,119,536	—	14,011,482
Interest expense	—	4,742,587	220,724	—	4,963,311

Income before minority interest and income taxes	(1,209,250)	9,358,609	898,812	—	9,048,171
Minority interest	—	—	46,477	—	46,477
Equity in earnings of subsidiaries, net	(6,389,849)	—	—	6,389,849	—
Income taxes	(447,422)	3,478,587	342,508	—	3,373,673

Net income	$5,628,021	$5,880,022	$509,827	$(6,389,849)	$5,628,021

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2002

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$77,971,412	$647,680	$—	$78,619,092
Royalty income	884,070	5,192,723	—	—	6,076,793

Total revenues	884,070	83,164,135	647,680	—	84,695,885
Cost of sales	—	57,366,328	565,771	—	57,932,099

Gross profit	884,070	25,797,807	81,909	—	26,763,786
Operating expenses
Selling, general and administrative expenses	769,050	13,277,246	464,090	—	14,510,386
Depreciation and amortization	—	657,872	1,866	—	659,738

Total operating expenses	769,050	13,935,118	465,956	—	15,170,124

Operating income	115,020	11,862,689	(384,047)	—	11,593,662
Interest expense	(15,467)	3,881,356	842	—	3,866,731

Income before minority interest and income taxes	130,487	7,981,333	(384,889)	—	7,726,931
Minority Interest	—	—	32,020		32,020
Equity in earnings of subsidiaries, net	(4,684,907)	—		4,684,907	—
Income taxes	49,194	3,021,127	(141,610)	—	2,928,711

Net income	$4,766,200	$4,960,206	$(275,299)	$(4,684,907)	$4,766,200

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2003

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,628,021	$5,880,022	$509,827	$(6,389,849)	$5,628,021
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	845,130	5,607	—	850,737
Amortization of debt issue cost	—	279,085	—	—	279,085
Amortization of bond discount	—	91,385	—	—	91,385
Minority Interest	—	—	46,477	—	46,477
Equity in earnings of subsidiaries, net	(6,389,849)	—	—	6,389,849	—
Other	159,901	—	(48,013)		111,888
Changes in operating assets and liabilities
Accounts receivable, net	(79,981)	(17,269,272)	(293,016)	—	(17,642,269)
Inventories	—	5,549,223	168,797	—	5,718,020
Other current assets and prepaid income taxes	(276,504)	1,935,964	(21,944)	—	1,637,516
Other assets	(36,000)	299,121	—	—	263,121
Accounts payable and accrued expenses	(34,732)	(3,496,268)	(3,568)	—	(3,534,568)
Income taxes payable	(527,449)	226,325	301,124	—	—
Accrued interest payable	—	(3,511,914)	—	—	(3,511,914)
Other current liabilities and unearned revenues	(129,454)	(984,831)	229,346	—	(884,939)

Net cash provided by (used) in operating activities	(1,686,047)	(10,156,030)	894,637	—	(10,947,440)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(873,876)	(1,078)	—	(874,954)

Net cash used in investing activities:	—	(873,876)	(1,078)	—	(874,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from senior credit facility	—	7,918,941	—	—	7,918,941
Proceeds from exercise of stock options	690,573	—	—	—	690,573

Net cash provided by financing activities:	690,573	7,918,941	—	—	8,609,514

Effect of exchange rate changes on cash and cash equivalents			48,013		48,013
NET (DECREASE) INCREASE IN CASH	(995,474)	(3,110,965)	941,572	—	(3,164,867)
CASH AT BEGINNING OF YEAR	(44,791)	3,533,055	1,194,913	—	4,683,177

CASH AT END OF YEAR	(1,040,265)	422,090	2,136,485	—	1,518,310

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2002

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,766,200	$4,960,206	$(275,299)	$(4,684,907)	$4,766,200
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	—	500,296	1,866	—	502,162
Amortization of debt issue cost	—	189,169	—	—	189,169
Amortization of bond discount	—	74,589	—	—	74,589
Minority Interest	—	—	32,020	—	32,020
Equity in earnings of subsidiaries, net	(4,684,907)	—	—	4,684,907	—
Other		4,749	7,879	—	12,628
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(624,911)	(17,600,349)	151,704	126,191	(17,947,365)
Inventories	—	10,823,083	(7,925)	—	10,815,158
Other current assets and prepaid income taxes	19,911	174,252	(7,429)	—	186,734
Other assets	(213,427)	(1,460,119)		—	(1,673,546)
Accounts payable and accrued expenses	384,334	(176,567)	132,412	(126,191)	213,988
Income taxes payable	—	645,018	(129,493)	—	515,525
Accrued interest payable	—	(2,555,087)	—	—	(2,555,087)
Other current liabilities and unearned revenues	36,616	254,458	29,792	—	320,866

Net cash used in operating activities	(316,184)	(4,166,302)	(64,473)	—	(4,546,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(831,473)	—	—	(831,473)
Payment on purchase of intangible assets, net	—	(12,218)	—	—	(12,218)
Payment for acquired businesses, net of cash acquired	—	(25,050,474)	—		(25,050,474)

Net cash used in investing activities:	—	(25,894,165)	—	—	(25,894,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from senior credit facility	—	(21,819,334)	63,240	—	(21,756,094)
Purchase of treasury stock	—	55,589,250	—	—	55,589,250
Proceeds from exercise of stock options	316,184	—	—	—	316,184

Net cash used in financing activities:	316,184	33,769,916	63,240	—	34,149,340

Effect of exchange rate changes on cash and cash equivalents	—	—	9,044	—	9,044
NET INCREASE IN CASH	—	3,709,449	7,811		3,717,260
CASH AT BEGINNING OF YEAR	—	124,998	1,178,980	—	1,303,978

CASH AT END OF YEAR	$—	$3,834,447	$1,186,791	$—	$5,021,238

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. References in this report to the Jantzen acquisition refer to our acquisition of the Jantzen swimwear business from subsidiaries of VF Corporation in March 2002. References in this report to the Salant acquisition refer to our pending acquisition by merger of Salant Corporation pursuant to a definitive merger agreement entered into in February 2003 and anticipated to be completed in June 2003. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended January 31, 2003.

Forward—Looking Statements

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “ anticipate,” “estimate,” “expect,” “project,” “believe,” “intend,” “envision,” and similar words or phrases. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that would affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth in various places in this report. These factors include:

•	general economic conditions;

•	a decrease in business from or loss of an important customer;

•	the effectiveness of our planned advertising, marketing and promotional campaigns;

•	our ability to carry out growth strategies;

•	our ability to contain costs;

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses into our existing organization and operations;

•	our future capital needs and the ability to obtain financing;

•	our ability to predict consumer preferences;

•	our ability to compete;

•	the termination or non-renewal of any material license agreements to which we are a party;

•	anticipated trends and conditions in our industry, including future consolidation;

•	changes in the costs of raw materials, labor and advertising;

•	failure of a supplier or licensee to use acceptable operating and labor practices;

•	restrictions and limitations placed on us by our debt instruments;

•	changes in fashion trends and customer acceptance of both new designs and newly introduced products;

•	the level of consumer spending for apparel and other merchandise;

•	exposure to foreign currency risks;

•	competition among department and specialty stores;

•	possible disruption in commercial activities due to terrorist activity and armed conflict; and

•	other factors set forth in this report and in our other filings with the Securities and Exchange Commission.

You are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2003 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by Accounting Principles Generally Accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas we use judgment in are the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory and the impairment on long-lived assets which are our trademarks.

Revenue Recognition. Sales are recognized at the time legal title to the product passes to the customer, generally FOB Perry Ellis’ distribution facilities, net of trade allowances and a provision for estimated returns and other allowances. Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. We believe that our revenue recognition policies conform to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Accounts Receivable. We maintain an allowance for doubtful accounts receivables for estimated trade discounts, co-op advertising, allowances provided to retail customers to flow goods through the retail channel, and losses resulting from the inability of our retail customers to make required payments considering historical and anticipated trends. Judgment is critical because some retail customers are currently operating in bankruptcy or have experienced financial difficulties. Additional allowances might be required if their financial condition were to worsen.

Inventories. Our inventories are valued at the lower of cost or market value. We evaluate all of our inventory style-size-color stock keeping units or SKUs to determine excess or slow-moving SKUs based on orders on hand and projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net sales value is less than cost, on an individual SKU basis, we provide an allowance to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold.

Intangible Assets. We have, at the present time, only one class of indefinite lived assets, trademarks. We review our intangible assets with indefinite useful lives for possible impairments on an annual basis in accordance with SFAS No. 142 and perform impairment testing as of February

1st. We evaluate the “fair value” of our identifiable intangible assets for purposes of recognition and measurement of impairment losses. Evaluating indefinite useful life assets for impairment involves certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations, historical and anticipated performance of our operations and other factors. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected.

Results of Operations

The following is a discussion of the results of operations for the first quarter of the fiscal year ending January 31, 2004 (“fiscal 2004”) compared with the first quarter of the year ended January 31, 2003 (“fiscal 2003”).

Results of Operations—First Quarter of Fiscal 2004 compared with First Quarter of Fiscal 2003.

Total revenues. Total revenues consist of net sales and royalty income. Total revenues for the first quarter of fiscal 2004 were $108.3 million, an increase of 27.8% or $23.6 million from $84.7 million for the first quarter of fiscal 2003. The increase was due mainly to an increase of $27.3 million in net sales generated by our swimwear business and an increase in royalty income of $0.4 million offset by a $4.0 million reduction in net sales in our men’s sportswear business.

Net sales. Net sales increased $23.2 million or 29.6% to $101.9 million for the first quarter of fiscal 2004 from $78.6 million in the first quarter of fiscal 2003. The increase in net sales is primarily attributable to the $27.3 million increase in net sales generated by our swimwear business. The increase in net sales by our swimwear business was offset by lower net sales in our men’s sportswear business as compared to the same period of fiscal 2003. The decrease in men’s sportswear business was due to our planned reduction in low margin private label sales.

Royalty income. Royalty income for the first quarter of fiscal 2004 was $6.4 million, an increase of 5.5% from $6.0 million for the comparable first quarter of fiscal 2003. Royalty income is derived from agreements entered into by us with our licensees, which average three years in length. The vast majority of our license agreements require licensees to pay us a royalty, based on net sales and require licensees to pay a guaranteed minimum royalty. Approximately 77.1% and 73.9% of our royalty income was attributable to guaranteed minimum royalties with the balance attributable to royalty income in excess of the guaranteed minimums for the first quarter of fiscal 2004 and 2003, respectively. The increase in royalty income was due primarily to the increase in royalty income in excess of guaranteed minimums for certain of the licensees of the Perry Ellis brand and royalties from new licenses for the Jantzen brand.

Cost of sales. Cost of sales for first quarter of fiscal 2004 increased $13.6 million or 23.5% to $71.5 million from $57.9 million in the comparable first quarter of fiscal 2003 due mainly to the increase in net sales as described above. As a percentage of revenues, cost of sales decreased from 68.4% in the first quarter of fiscal 2003 to 66.1% in the first quarter of fiscal 2004, due primarily to a change in our sales mix between private label and branded label sales with higher sales volume of branded label sales which typically generate higher margins of sales. Cost of sales includes only costs relating to sale of product and excludes costs relating to royalty income which are immaterial. Gross profit was $36.7 million in first quarter of fiscal 2004 or 33.9% of total revenues as compared to $26.7 million or 31.6% of revenues in the first quarter of fiscal year 2003. Our planned increased focus on branded label sales, which accounted for 86.2% of our net sales in the first quarter of fiscal 2004 as compared to 70.1% in the first quarter of fiscal 2003, contributed to greater gross margins because branded label sales typically generate higher gross margins. Our gross profit percentage for branded label sales typically are 3% to 5% higher than our private label sales depending on customer and product mix. Our gross profit percentage may not be comparable to others in the industry, because our gross profit includes royalty income in gross profit and others in the apparel industry may not.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.1 million or 48.9%, to $21.6 million for the first quarter of fiscal 2004 from $14.5 million for the first quarter of fiscal 2003. As a percentage of total revenues, selling, general and administrative expenses were 20.0% in the fiscal 2004 quarter compared to 17.1% in the comparable fiscal 2003 quarter. The increase in selling, general and administrative costs is primarily attributable to the additional $5.1 million in expenses incurred by our swimwear business which were immaterial in the comparable prior year period and an additional $2.0 million incurred by our men’s sportswear business as a result of our increased focus on branded label sales which generally result in greater design, marketing and advertising expenses.

Depreciation and amortization. Depreciation and amortization increased $0.5 million for the first quarter of fiscal 2004 to $1.1 million from $0.6 million in the comparable quarter of fiscal 2003. The increase is due to the increase in property, plant and equipment purchases in fiscal 2003 and the purchase of the main administrative office, warehouse and distribution facility in Miami and the Seneca distribution center. As of April 30, 2003, there was approximately $31.1 million of property, plant and equipment compared to $11.7 million of property, plant and equipment as of the same period in fiscal 2003.

Interest expense. Interest expense increased $1.1 million or 28.3% for the first quarter of fiscal 2004 to $5.0 million from $3.9 million in the comparable fiscal 2003 quarter. The increase is mainly due to the increase in long-term debt from the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. As of April 30, 2003, we had $203.1 million in long-term debt compared to $155.9 million in April 30, 2002. In addition, the $57.0 million senior secured notes due 2009 were outstanding for the entire first quarter of fiscal 2004 compared to only one-third of the first quarter of fiscal 2003 resulting in additional interest for the current quarter. The interest expense on higher outstanding debt was offset, however, by lower interest rates and the positive impact of certain derivative hedging transactions described in “Item 3: Quantitative and Qualitative Disclosures about Market Risks.”

Income taxes. For the first quarter of fiscal 2004, the effective tax rate was 37.3% as compared to 37.9% for the comparable fiscal 2003 period.

Net income. Net income for first quarter of fiscal 2004 increased $0.8 million or 18.1% to $5.6 million from $4.8 million for the comparable fiscal 2003 quarter. The increase was the result of the increase in net sales of $23.2 million, royalty income of $0.4 million and the related improvement in gross margin of $10.0 million.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility to finance operations and expansion. Net cash used in operating activities was $10.9 million in the first quarter of fiscal 2004, compared to cash used in operating activities of $4.5 million in the comparable fiscal 2003 quarter. The increase of $6.4 million in the level of cash used in operating activities is primarily attributable to an increase in accounts receivable, accounts payable and accrued expenses, offset in part by higher net income and a decrease in inventory.

Net cash used in investing activities was $0.9 million for the first quarter of fiscal 2004, which primarily reflects purchases of property and equipment made during the quarter. Net cash used in investing was $25.9 million for the first quarter of fiscal 2003, which reflects the $25.1 million purchase price of the Jantzen acquisition and purchases of computer equipment and related software enhancements cost of $0.8 million.

Net cash provided by financing activities for the first quarter of fiscal 2004 totaled $8.6 million, which was primarily the result of proceeds from our senior credit facility of $7.9 million and proceeds from exercise of employee stock options of $0.7 million. Net cash provided by financing activities for the first quarter of fiscal 2003 totaled $34.1 million, which was primarily the result of the net proceeds offering of the senior secured notes of $55.6 million, net of repayments of borrowings under our senior credit facility of $21.8 million and proceeds from the exercise of employee stock options of $0.3 million.

If the Salant acquisition is completed, the aggregate merger consideration to be paid by Perry Ellis is $91.0 million, comprised of approximately $52.0 million in cash and approximately $39.0 million worth of newly issued Perry Ellis common stock. If the average closing price of the Perry Ellis common stock for the 20-day period ending three trading days before the anticipated merger closing date is less than $12.00, the cash portion of the merger consideration will increase by the amount of any deficiency. We expect the transaction costs to be approximately $10.0 million. The cash portion of the merger consideration will be funded from our existing cash reserves and through borrowings under our existing senior credit facility, which is expected to be increased to $110.0 million, as described below.

Senior Credit Facility

In October 2002, we entered into a new senior credit facility with a group of financial institutions. The senior credit facility provides us with a revolving credit line up to an aggregate amount of $60.0 million. Seth forth below is a description of the terms of the new senior credit facility, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all of the provisions of the senior credit facility. In anticipation of the Salant acquisition, we received a commitment from a senior lender in its existing senior credit facility to increase the senior credit facility to $110.0 million with a sub limit of $30.0 million for letters of credit. We anticipate that on the closing date of the Salant acquisition, after financing the cash portion of the merger consideration and the related transaction expenses, we will have an aggregate outstanding balance of between $42.0 million and $52.0 million under the senior credit facility and availability under the senior credit facility of between $68.0 million and $58.0 million respectively. We do not expect that Salant will have any long-term debt outstanding as of the anticipated closing date. As of June 12, 2003, Perry Ellis has an aggregate outstanding balance of $7.6 million under the senior credit facility and availability of $52.4 million.

It is anticipated that the terms and conditions of this amended credit facility will mirror the terms outlined below but, in the case of certain covenants, the amounts will increase to reflect the increase in the facility.

Certain Covenants. The senior credit facility contains certain covenants, which, among other things, requires us to maintain a minimum EBITDA if availability falls below a certain minimum. It may restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We are prohibited from paying cash dividends under these covenants. We believe we are currently in compliance with all of our covenants under the senior credit facility. We could be materially harmed if we violate any covenants as the lenders under the senior credit facility could declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, the lenders could proceed against our assets. In addition, a violation could also constitute a cross-default under the indentures and mortgage, resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Borrowing Base. Borrowings under the senior credit facility are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to the lesser of either (1) the sum of (a) 85.0% of eligible receivables plus (b) 85.0% of our eligible factored accounts receivables up to $5.0 million plus (c) the lesser of (i) the inventory loan limit, or (ii) the lesser of (A) 65.0% of eligible finished goods inventory, or (B) 85.0% of the net recovery percentage (as defined in the senior credit facility) of eligible inventory, or (2) the loan limit; and in each case minus (x) 35.0% of the amount of outstanding letters of credit for eligible inventory, (y) the full amount of all other outstanding letters of credit issued pursuant to the senior credit facility which are not fully secured by cash collateral, and (z) licensing reserves for which we are the licensee of certain branded products.

Interest. Interest on the principal balance under the senior credit facility accrues, at the our option, at either (a) our bank prime lending rate with adjustments depending upon our quarterly average excess availability plus excess cash or leverage ratio or b) 2.00% above the rate quoted by our bank as the average Eurodollar Rate (“Eurodollar”) for 1, 2, 3 and 6-month Eurodollar deposits with one-quarter percentage point adjustments depending upon the our quarterly average excess availability plus excess cash and leverage ratio at the time of borrowing.

Security. As security for the indebtedness under the senior credit facility, we granted the lenders a first priority security interest in substantially all of our existing and future assets other than our trademark portfolio existing as of March 2002, including, without limitation, accounts receivable, inventory deposit accounts, general intangibles and equipment. Lenders under the senior credit facility have a second priority security interest in our trademark portfolio as of March 2002 and a first priority lien on the rest of our trademarks.

Letter of Credit Facilities

As of April 30, 2003, we maintained three U.S. dollar letter of credit facilities totaling $60.0 million and one letter of credit facility totaling $2.6 million utilized by the our Canadian joint venture. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens or our assets. As of April 30, 2003 there was $44.7 million available under existing letter of credit facilities.

Senior Secured Notes

On March 22, 2002, we completed a private offering of $57.0 million 9½% senior secured notes due 2009. The proceeds of the private offering were used to finance the Jantzen acquisition, to reduce the amount of outstanding debt under the previous senior credit facility and as additional working capital. The proceeds to us were $55,589,250 yielding an effective interest rate of 9.74% after deduction of discounts. We entered into certain derivative hedging transaction described in

“Item 3: Quantitative and Qualitative Disclosures about Market Risks” in order to minimize debt service costs related to these senior secured notes.

The senior secured notes are secured by a first priority security interest granted in our existing portfolio of trademarks and licenses as of the closing date of the Jantzen acquisition, including the trademarks, licenses and all income, royalties and other payments acquired in the Jantzen acquisition. The senior secured notes are senior secured obligations of ours and rank pari passu in right of payment with all of our existing and future senior indebtedness. The senior secured notes are effectively senior to all of our unsecured indebtedness to the extent of the value of the assets securing the senior secured notes.

Certain Covenants. The indenture governing the senior secured notes contains certain covenants which restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We are prohibited from paying cash dividends under these covenants. We believe we are currently in compliance with all of the covenants in this indenture. We could be materially harmed if we violate any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, mortgage and other indenture resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Senior Subordinated Notes

We issued $100.0 million senior subordinated notes on April 6, 1999, the proceeds of which were used to acquire the Perry Ellis, John Henry and Manhattan brands and to pay down the outstanding balance of the senior credit facility at that time. The notes mature on April 1, 2006 and bear interest at the rate of 12¼% payable on April 1 and October 1 in each year. The proceeds to us were $98,852,000 yielding an effective interest rate of 12.39% after deduction of discounts. We entered into certain derivative hedging transaction described in “Item 3: Quantitative and Qualitative Disclosures about Market Risks” in order to minimize debt service costs related to these senior subordinated notes. In November 2002, we repurchased $2.2 million of the senior subordinated notes.

Certain Covenants. The indenture governing the senior subordinated notes contains certain covenants which restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We believe we are currently in compliance with all of the covenants in this indenture. We are prohibited from paying cash dividends under these covenants. We could be materially harmed if we violate any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, mortgage and other indenture resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Real Estate Financing

We occupied our main administrative office, warehouse and distribution facility under a synthetic operating lease for a 240,000 square foot facility in Miami, Florida. The lease, as amended, expired on June 30, 2002, and required a final payment at termination of $14.5 million.

On June 30, 2002, we made the required payment under the synthetic operating lease and partially refinanced the acquisition of the facility with an $11.6 million mortgage. The mortgage contains certain covenants. We believe we are currently in compliance with all of our covenants under the mortgage. We could be materially harmed if we violate any covenants because the lender under the mortgage could declare all amounts outstanding thereunder to be immediately due and payable which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility and indentures resulting in all our of debt obligations becoming immediately due and payable.

On September 13, 2002, we purchased a distribution center in Seneca, South Carolina for $2.5 million in cash. We had secured the option to purchase the facility as part of the Jantzen acquisition.

Contractual Obligations and Commercial Commitments

The following tables illustrate our contractual obligations and commercial commitments as of April 30, 2003 and include the effects of the transactions and amendments discussed above that occurred during the first quarter ended April 30, 2003.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior subordinated notes	$100,000,000	$—	$100,000,000	$—	$—

Senior secured notes	$57,000,000	$—	$—	$—	$57,000,000

Real estate mortgage	$11,600,000	$—	$243,615	$332,378	$11,024,007

Operating leases	$11,328,470	$2,028,697	$4,023,036	$3,700,383	$1,576,354

Total contractual cash obligations	$179,928,470	$2,028,697	$104,266,651	$4,032,761	$69,600,361

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Letter of credit	$17,938,043	$17,938,043	$—	$—	$—

Stand by letters of credit	$2,750,000	$—	$—	$2,750,000	$—

Total commercial commitments	$20,688,043	$17,938,043	$—	$2,750,000	$—

Management believes that the combination of borrowing availability under the amended senior credit facility, letter of credit facilities, and funds anticipated to be generated from operating activities, will be sufficient to meet our operating and capital needs in the foreseeable future.

Effects of Inflation and Foreign Currency Fluctuations

The Company does not believe that inflation or foreign currency fluctuations significantly affected its results of operations for the three months ended April 30, 2003.

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

In August 2001, we entered into an interest rate swap, option and interest rate cap agreements (the “August Swap Agreement”), for an aggregate notional amount of $40.0 million in order to minimize our debt servicing costs associated with our $100.0 million of 12¼% senior subordinated notes due April 1, 2006. The August Swap Agreement was subsequently modified through a basis swap entered into in October 2001 (the “October Swap Agreement,” and collectively with the August Swap Agreement, the “Swap Agreement”). The Swap Agreement is scheduled to terminate on April 1, 2006. Under the Swap Agreement, we are entitled to receive semi-annual interest payments on October 1 and April 1 at a fixed rate of 12¼% and is obligated to make semi-annual interest payments on October 1 and April 1 at a floating rate based on the six-month LIBOR rate plus 715 basis points for the 18-month period from October 1, 2001 through March 31, 2003 (per October Swap Agreement); and three-month LIBOR rate plus 750 basis point for the period April 1, 2003 through April 1, 2006 (per the August Swap Agreement). The Swap Agreement has optional call provisions with trigger dates of April 1, 2003, April 1, 2004 and April 1, 2005, which contain certain premium requirements in the event the call is exercised.

The fair value of the August 2001 swap and the option component of the Swap Agreement recorded on our Consolidated Balance Sheet was ($0.7) million and $2.7 million as of April 30, 2003, respectively. The interest rate cap and basis swap component of the Swap Agreement did not qualify for hedge accounting treatment, resulting in $0.2 million increase in interest expense for the first quarter of fiscal 2004 and an increase of $0.3 million in interest expense on the Statement of Operations for the first quarter of fiscal 2003.

In conjunction with our March 2002 offering of $57.0 million of 9½% senior secured notes due March 15, 2009, we entered into interest rate swap and option agreements (the “March Swap Agreement”) for an aggregate notional amount of $57.0 million in order to minimize the debt servicing costs associated with the senior secured notes. The March Swap Agreement is scheduled to terminate on March 15, 2009. Under the March Swap Agreement, we are entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 9½% and are obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the three-month LIBOR rate plus 369 basis points for the period from March 22, 2002 through March 15, 2009. The March Swap Agreement has optional call provisions with trigger dates of March 15, 2005, March 15, 2006 and March 15, 2007, which contain premium requirements in the event the call is exercised.

The March Swap Agreement is a fair value hedge as it has been designated against the 9½% senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in our consolidated balance sheet. The fair value of the March 2002 swap and the option component of the March Swap Agreement recorded on the Consolidated Balance Sheet was $6.3 million and ($0.8) million respectively, as of April 30, 2003.

In December 2002, we entered into an interest rate floor agreement (the “December Floor Agreement”) for an aggregate notional amount of $57.0 million. The December Floor Agreement is scheduled to terminate on March 15, 2005. Under the December Floor Agreement, we must pay the difference between the three-month LIBOR rate and 1.50% for all rate resets in which the LIBOR is below 1.50%. When the LIBOR is equal to or greater than 1.50%, we make no payments under the Floor.

The December Floor Agreement did not qualify for hedge accounting treatment under the SFAS No. 133, resulting in $0.1 million increase of recorded interest expense in the Consolidated Statement of Income for the first quarter ended April 30, 2003. The fair value of the December Floor Agreement recorded on our Consolidated Balance Sheet was ($0.3) million as of April 30, 2003.

In April 2003, we entered into an interest rate cap agreement (the “April Cap Agreement”) for an aggregate notional amount of $57.0 million associated with the senior secured notes. The April Cap Agreement is scheduled to terminate on March 15, 2009. The April Cap Agreement caps the interest rate on the $57.0 million senior secured notes at 10%.

The April Cap Agreement did not qualify for hedge accounting treatment, resulting in $0.3 million increase of recorded interest expense on the Consolidated Statement of Income for the quarter ended April 30, 2003. The fair value of the April Cap Agreement recorded on our Consolidated Balance Sheet was ($0.3) million as of April 30, 2003.

Our current exposure to foreign exchange risk is not significant and accordingly, we have not entered into any transactions to hedge against those risks.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of this report was carried out by the Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A control system, no matter how well designed and operated, cannot provide absolute assurance that the objective of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in internal controls.

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

(b) Reports on Form 8-K:

1) On February 3, 2003, Perry Ellis filed a report on Form 8-K to report that it had entered in an agreement and plan of merger with Salant Corporation.

2) On March 11, 2003, Perry Ellis filed a report on Form 8-K to report its fourth quarter and fiscal year end January 31, 2003 results of operations.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 13, 2003

By:	/s/ TIMOTHY B. PAGE
Timothy B. Page, Chief Financial Officer

Certification

I, George Feldenkreis, certify that:

1) I have reviewed the Registrant’s Form 10-Q quarterly report for the period ended April 30, 2003 (the “Report”);

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

4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in the internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6) The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 13, 2003

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

4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in the internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6) The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 13, 2003

/s/ TIMOTHY B. PAGE
Name:	Timothy B. Page
Title:	Chief Financial Officer (Chief Financial Officer)

Exhibit Index

Exhibit Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act