Form 10-Q
period 2003-07-31
PERRY ELLIS INTERNATIONAL INC
filed 2003-09-09
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2003

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

The number of shares outstanding of the registrant’s common stock is 8,382,198 (as of September 8, 2003).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION
Item 1:
Consolidated Balance Sheets (Unaudited) as of July 31, 2003 and January 31, 2003	1
Consolidated Statements of Income (Unaudited) for the three and six months ended July 31, 2003 and 2002	2
Consolidated Statements of Cash Flows (Unaudited) for the six months ended July 31, 2003 and 2002	3
Notes to Unaudited Consolidated Financial Statements	4
Item 2:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3:
Quantitative and Qualitative Disclosures About Market Risk	31
Item 4:
Controls and Procedures	33
PART II: OTHER INFORMATION	33
Item 1:
Legal Proceedings	33
Item 2:
Changes in Securities	33
Item 3:
Defaults Upon Senior Securities	34
Item 4:
Submission of Matters to a Vote of Security Holders	34
Item 5:
Other Information	36
Item 6:
Exhibits and Reports of Form 8-K	36

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 31, 2003	January 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$5,324,290	$4,683,177
Accounts receivable, net	82,192,001	79,489,739
Inventories, net	92,779,915	51,306,474
Deferred income taxes	17,859,581	2,957,765
Prepaid income taxes	2,341,760	3,361,650
Other current assets	8,884,358	4,104,767

Total current assets	209,381,905	145,903,572
Property and equipment, net	35,511,845	31,048,876
Intangible assets, net	150,326,989	142,186,062
Deferred income taxes	29,575,359	—
Other	11,286,354	12,098,835

TOTAL	$436,082,452	$331,237,345

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$26,374,026	$12,820,168
Accrued expenses	16,575,736	5,058,748
Accrued interest payable	4,525,588	4,674,929
Unearned revenues	1,189,048	1,994,554
Other current liabilities	2,940,468	1,457,422

Total current liabilities	51,604,866	26,005,821
Senior subordinated notes payable, net	99,282,693	99,180,580
Senior secured notes payable, net	59,927,130	60,729,796
Senior credit facility	43,286,273	22,922,287
Real estate mortgage	11,600,000	11,600,000
Deferred pension obligation	18,483,041	—
Deferred income tax	11,810,532	10,694,595

Total long-term liabilities	244,389,669	205,127,258

Total liabilities	295,994,535	231,133,079

Commitments and Contingencies
Minority Interest	728,588	702,480

Stockholders’ Equity:
Preferred stock $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 8,382,198 shares issued and outstanding as of July 31, 2003 and 6,425,641 shares issued and outstanding as of January 31, 2003	83,822	64,257
Additional paid-in-capital	63,888,586	27,198,094
Retained earnings	75,176,080	72,182,529
Accumulated other comprehensive income	210,841	(43,094)

Total stockholders’ equity	139,359,329	99,401,786

TOTAL	$436,082,452	$331,237,345

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Revenues
Net sales	$87,065,654	$56,394,030	$188,932,498	$135,013,122
Royalty income	5,699,508	7,600,633	12,110,685	13,677,426

Total revenues	92,765,162	63,994,663	201,043,183	148,690,548
Cost of sales	64,851,770	42,535,834	136,396,885	100,467,933

Gross profit	27,913,392	21,458,829	64,646,298	48,222,615
Operating expenses
Selling, general and administrative expenses	27,296,885	13,483,861	48,906,298	27,994,247
Depreciation and amortization	1,413,295	743,090	2,525,306	1,402,828

Total operating expenses	28,710,180	14,226,951	51,431,604	29,397,075

Operating income (loss)	(796,788)	7,231,878	13,214,694	18,825,540
Interest expense	3,391,141	3,786,193	8,354,452	7,652,924

Income (loss) before minority interest and income taxes (benefit)	(4,187,929)	3,445,685	4,860,242	11,172,616
Minority interest	(20,369)	(22,176)	26,108	9,844
Income taxes (benefit)	(1,533,090)	1,286,608	1,840,583	4,215,319

Net income (loss)	$(2,634,470)	$2,181,253	$2,993,551	$6,947,453

Net income (loss) per share
Basic	$(0.36)	$0.34	$0.43	$1.09

Diluted	$(0.36)	$0.34	$0.40	$1.08

Weighted average number of shares outstanding
Basic	7,372,519	6,384,932	6,919,491	6,386,341
Diluted	7,372,519	6,449,468	7,511,877	6,451,341

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended July 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,993,551	$6,947,453
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,004,735	1,073,142
Amortization of debt issue cost	557,128	393,698
Amortization of bond discount	182,770	165,973
Deferred income taxes	1,377,762	1,837,737
Minority interest	26,108	9,844
Other	180,986	20,710
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	11,057,738	(3,020,536)
Inventories	5,240,559	14,407,999
Other current assets and prepaid income taxes	(1,839,701)	(2,742,217)
Other assets	(633,962)	(2,212,635)
Accounts payable and accrued expenses	(8,138,113)	4,883,846
Income taxes payable	—	(1,381,551)
Accrued interest payable	(149,341)	1,052,963
Other current liabilities and unearned revenues	677,540	721,593

Net cash provided by operating activities	13,537,760	22,158,019

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,267,639)	(17,025,684)
Payment on purchase of intangible assets	—	(18,737)
Payment for acquired businesses	(31,221,289)	(25,050,474)

Net cash used in investing activities	(34,488,928)	(42,094,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) from senior credit facility	20,363,986	(21,756,094)
Net proceeds from senior secured notes	—	55,589,250
Net proceeds from real estate mortgage	—	11,600,000
Proceeds from exercise of stock options	1,155,346	1,237,005

Net cash provided by financing activities	21,519,332	46,670,161

Effect of exchange rate changes on cash and cash equivalents	72,949	—

NET INCREASE IN CASH	641,113	26,733,285
CASH AT BEGINNING OF YEAR	4,683,177	1,303,978

CASH AT END OF PERIOD	$5,324,290	$28,037,263

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,721,248	$6,759,806

Income taxes	$205,293	$4,929,500

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Change in fair value of mark-to-market interest rate swap/option	$883,823	$4,990,177

Issuance of stock as merger consideration	$35,554,711	$—

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP. These consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended January 31, 2003. Certain amounts in the prior period have been reclassified to conform to the current period’s presentation.

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

3. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	July 31, 2003	January 31, 2003
Total letter of credit facilities	$62,675,896	$54,453,386
Outstanding letters of credit	(52,263,067)	(31,966,591)

Total credit available	$10,412,829	$22,486,795

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

5. INTANGIBLE ASSETS

Intangible assets primarily represent costs capitalized in connection with the acquisitions of brand names and license rights. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” identifiable intangible assets with an indefinite useful life are not amortized but are tested for impairment annually on February 1st of each year.

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

7. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $3.6 million and $1.1 million for the three months ended July 31, 2003 and July 31, 2002, respectively, and $6.3 million and $2.6 million for the six months ended July 31, 2003 and July 31, 2002, respectively, and are included in selling, general and administrative expenses.

8. ACCOUNTING FOR STOCK BASED COMPENSATION

The Company has chosen to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees, and related interpretations. As required by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company presents certain pro forma and other disclosures related to stock-based compensation plans as if compensation cost for options granted had been determined in accordance with the fair value provisions of SFAS No. 123.

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Net income (loss) as reported	($2,634,470)	$2,181,253	$2,993,551	$6,947,453
Add : Total stock based employee compensation expense included in reported net income, net	—	—	—	—
Deduct : Total stock based employee compensation expense not included in reported net income, net	87,329	58,511	188,432	128,707

Pro forma net income (loss)	($2,721,799)	$2,122,742	$2,805,119	$6,818,746

Pro forma net income (loss) per share:
Basic	$(0.37)	$0.33	$0.41	$1.07

Diluted	$(0.37)	$0.33	$0.37	$1.06

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

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Numerator:
Net income (loss)	$(2,634,470)	$2,181,253	$2,993,551	$6,947,453
Denominator:
Basic income per share—weighted average shares	7,372,519	6,384,932	6,919,491	6,386,341
Dilutive effect: stock options	—	64,536	592,386	65,000

Diluted income per share—weighted average shares	7,372,519	6,449,468	7,511,877	6,451,341

Basic income (loss) per share	$(0.36)	$0.34	$0.43	$1.09

Diluted income (loss) per share	$(0.36)	$0.34	$0.40	$1.08

Antidilutive effect: stock options(1)	607,175	226,395	112	212,973

(1)	Represents weighted average stock options to purchase shares of common stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

10. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and the effect of foreign currency translation. Comprehensive income (loss) was ($2,540,436) and $2,189,335 for the three months ended July 31, 2003 and 2002, respectively and was $3,247,486 and $6,968,163 for the six months ended July 31, 2003 and 2002, respectively.

11. SEGMENT INFORMATION

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and RelatedInformation,” our principal business segments are grouped into the generation of revenues from sale of products and royalties from licensing activity. These segments are identified and managed by the Company based on the products and services offered by each. The product segment derives its revenues from the design, importation and distribution of apparel to various retail channels, which include department stores, national and regional chain stores, mass merchants, and other specialty retail stores, principally throughout the United States, Puerto Rico and Canada. The licensing segment derives its revenues from royalties associated with the licensing of its trademarks to third parties, principally Perry Ellis®, John Henry®, Manhattan® and Munsingwear®. Trademark costs have been allocated among the segments where the brands are shared. Shared selling, general and administrative expenses are allocated amongst the segments based upon department utilization rates.

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Revenues:
Product	$87,065,654	$56,394,030	$188,932,498	$135,013,122
Licensing	5,699,508	7,600,633	12,110,685	13,677,426

Total Revenues	$92,765,162	$63,994,663	$201,043,183	$148,690,548

Operating Income (Loss):
Product	$(4,347,047)	$707,501	$5,316,546	$6,833,602
Licensing	3,550,259	6,524,377	7,898,148	11,991,938

Total Operating Income (Loss)	$(796,788)	$7,231,878	$13,214,694	$18,825,540

12. SALANT ACQUISITION

On June 19, 2003, the Company acquired Salant Corporation. The aggregate merger consideration paid by the Company was approximately $91.0 million, comprised of approximately $35.8 million worth of newly issued Perry Ellis common stock, $51.9 million in cash, and approximately $3.3 million in merger costs. The cash portion of the consideration was funded from Salant’s available cash reserves and through borrowings under the Company’s senior credit facility.

Salant licensed the Perry Ellis brand from the Company for men’s sportswear, dress shirts, dress bottoms and accessories, and derived approximately $164.3 million or 65% of its 2002 revenues from the sale of Perry Ellis products. Salant was the Company’s largest licensee of Perry Ellis branded apparel. The remaining $87.7 million of Salant’s 2002 revenue was made up of sales of product under Salant’s owned brands such as Axis® and Tricots St. Raphael®, sales under license agreements for use of the JNCO® and Ocean Pacific® brands, as well as several private label programs.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third party valuations of certain intangible assets; thus the allocation of the purchase price may be subject to change.

(Dollars in Thousands)
Total purchase price
Market value of stock issued	$35,805
Cash consideration paid	51,906

Total purchase price	87,711
Total direct merger costs	3,155

Total adjusted purchase price	$90,866

Net assets of Salant based on amounts as of June 19, 2003	$77,054
Increase(decrease) in net assets to reflect estimated fair value adjustments under the purchase method of accounting:
Deferred taxes, current and long-term, net	39,738
Property, plant and equipment	(8,319)
Other assets
Retail stores fixtures	(3,070)
Deferred rental income	(456)
License agreements	(5,479)
Intangible assets, net	(8,545)
Deferred rental expense	1,492
Net pension liability	(1,549)

Fair value of net assets acquired	$90,866

13. PRO FORMA FINANCIAL INFORMATION

The pro forma financial information presented below, gives effect to the Salant acquisition, as if it occurred as of the beginning of the fiscal year for the three and six months ended July 31, 2003 and 2002. The information presented below is for illustrative purposes only and is not indicative of results, which would have been achieved, or results, which may be achieved in the future.

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
	(in thousands, except per share data)
Total revenues	$125,240	$113,180	$298,649	$258,694

Net income (loss)[1]	$(611)	$3,329	$6,697	$9,070

Net income (loss) per share
Basic	$(0.07)	$0.41	$0.81	$1.11

Diluted	$(0.07)	$0.40	$0.75	$1.10

[1]	Net income (loss) includes $0.34 million and $0.92 million, net of tax, of non-recurring direct merger related costs recorded by Salant during the three and six months ended July 31, 2003

14. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections,” which all but eliminates the presentation in income statements of debt extinguishments as extraordinary items. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 as of February 1, 2003. SFAS No. 145 did not have a material impact on the financial position or results of operations of the Company.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected have a significant impact on the financial position or results of operations of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. However, the disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods after December 15, 2002. Perry Ellis is not a party to any agreement in which it is a guarantor of indebtedness of others. Accordingly, adoption of this pronouncement did not have an impact effect on Perry Ellis’ consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ended after December 15, 2002 and for the interim financial statements beginning after December 15, 2002. The adoption of the disclosure provisions of SFAS No. 148 is not expected to have a significant effect on the financial position or results of operations of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“FIN No. 46”). FIN No. 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or SPEs). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company adopted the provisions of FIN No. 46 for variable interests in variable interest entities created after January 31, 2003, and in the quarter ending April 30, 2003 for variable interests in variable interest entities created before February 1, 2003. The Company does not have any variable interest entities as defined in FIN No. 46. Accordingly, the Company has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the adoption of FIN No. 46.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before May 2003 and still existing at the beginning of the interim period of adoption, transition will be accomplished by reporting the cumulative effect of a change in an accounting principle. SFAS No. 150 is not expected to have a material impact on the financial position or results of operations of the Company.

15. DERIVATIVES FINANCIAL INSTRUMENTS

The Company has entered into derivative financial instruments in order to manage the overall borrowing costs associated with its senior subordinated notes and senior secured notes.

At July 31, 2003, the Company had an interest rate swap agreement (the “August Swap Agreement”) with a notional amount of $40.0 million maturing on April 1, 2006. The swap is a fair value hedge as it has been designated against the senior subordinated notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in the Company’s consolidated balance sheet.

At July 31, 2003, the Company also had an interest rate cap (the “October Swap Agreement”) maturing on April 1, 2006 with a notional amount of $40.0 million. The Company also had a basis swap with a notional amount of $40.0 million that matured in April 2003. The interest rate cap effectively hedge against increases in the variable rate of interest paid on the interest rate swap and the basis swap decreased the spread on the interest rate swap for 18 months through April 2003. Neither of these derivatives qualified for hedge accounting and accordingly, are reflected at fair value in the Company’s consolidated balance sheet with the offset being recognized in the consolidated statements of income for the periods presented. Interest expense for the three months ended July 31, 2003 and July 31, 2002 decreased by approximately $0.05 million and $0.1 million, respectively, as a result of the recognition of these derivatives. Interest expense for each of the six months ended July 31, 2003 and 2002 increased by approximately $0.2 million as a result of the recognition of these derivatives. In August 2003, the Company terminated the October Swap Agreement and the August Swap Agreement.

At July 31, 2003, the Company had an interest rate swap and option (the “March Swap Agreement”) for an aggregate notional amount of $57.0 million in order to minimize the debt servicing costs associated with the senior secured notes. The March Swap Agreement is a fair value hedge as it has been designated against the senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in the Company’s consolidated balance sheet. The fair value of the March Swap Agreement recorded on the Company’s consolidated balance sheet was $4.1 million as of July 31, 2003.

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

The December Floor Agreement did not qualify for hedge accounting treatment, resulting in $0.1 million decrease of recorded interest expense on the consolidated statement of income for the three and sixth months ended July 31, 2003, respectively. The fair value of the December Floor Agreement recorded on the Company’s consolidated balance sheet was ($0.2) million as of July 31, 2003.

In April 2003, the Company entered into an interest rate cap agreement (the “April Cap Agreement”) for an aggregate notional amount of $57.0 million associated with the senior secured notes. The April Cap Agreement is scheduled to terminate on March 15, 2009. The April Cap Agreement caps the interest rate on the $57.0 million senior secured notes at 10%.

The April Cap Agreement did not qualify for hedge accounting treatment, resulting in $0.7 million and a $0.4 million decrease of recorded interest expense on the consolidated statement of income for the three and six months ended July 31, 2003, respectively. The fair value of the April Cap Agreement recorded on the Company’s consolidated balance sheet was $0.4 million as of July 31, 2003.

The Company does not currently have a significant exposure to foreign exchange risk and accordingly, has not entered into any transactions to hedge against those risks.

16. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

Perry Ellis International, Inc. and several of its subsidiaries have fully and unconditionally guaranteed the senior secured notes and senior subordinated notes on a joint and several basis. As such, the following consolidating condensed financial statements, which present, in separate columns: Perry Ellis, the guarantors on a combined and the non-guarantors on a consolidated basis are required to be presented. Additional columns present eliminating adjustments and consolidated totals as of July 31, 2003 and January 31, 2003, and for the three months and six months ended July 31, 2003 and 2002. The Company has not presented separate financial statements and other disclosures concerning the combined guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JULY 31, 2003

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(1,191,313)	$4,051,857	$2,463,746	$—	$5,324,290
Accounts receivable, net	(22,965)	101,318,807	1,757,886	(20,861,727)	82,192,001
Intercompany receivable—Guarantors	—	79,196,881	—	(79,196,881)	—
Intercompany receivable—Non Guarantors	—	885,100	—	(885,100)	—
Inventories, net	—	92,390,639	389,276	—	92,779,915
Deferred income taxes	—	17,859,581	—	—	17,859,581
Prepaid income taxes	—	2,341,760	—	—	2,341,760
Other current assets	568,224	8,270,116	46,018	—	8,884,358

Total current assets	(646,054)	306,314,741	4,656,926	(100,943,708)	209,381,905
Property and equipment, net	9,118	35,478,726	24,001	—	35,511,845
Intangible assets, net	—	128,614,203	21,712,786	—	150,326,989
Deferred income taxes	—	29,575,359	—	—	29,575,359
Investment in subsidiaries	95,420,303	—	—	(95,420,303)	—
Other	857,918	10,428,436	—	—	11,286,354

TOTAL	$95,641,285	$510,411,465	$26,393,713	$(196,364,011)	$436,082,452

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$83,083	$26,040,321	$250,622	$—	$26,374,026
Accrued expenses	228,463	16,347,273	—	—	16,575,736
Intercompany payable—Parent	(40,518,481)	134,786,487	1,757,980	(96,025,986)	—
Income taxes payable	(1,311,617)	771,908	539,709	—	—
Accrued interest payable	—	4,525,588	—	—	4,525,588
Unearned revenues	—	988,749	200,299	—	1,189,048
Other current liabilities	—	2,813,762	126,706	—	2,940,468

Total current liabilities	(41,518,552)	186,274,088	2,875,316	(96,025,986)	51,604,866
Senior subordinated notes payable, net	(2,199,492)	101,482,185	20,861,727	(20,861,727)	99,282,693
Senior secured notes payable, net	—	59,927,130	—	—	59,927,130
Senior credit facilities	—	43,286,273	—	—	43,286,273
Real estate mortgage	—	11,600,000	—	—	11,600,000
Deferred income tax	—	11,810,532	—	—	11,810,532
Deferred pension obligation	—	18,483,041	—	—	18,483,041

Total long-term liabilities	(2,199,492)	246,589,161	20,861,727	(20,861,727)	244,389,669

Total liabilities	(43,718,044)	432,863,249	23,737,043	(116,887,713)	295,994,535

Commitments and Contingencies
Long-term debt	—	—	631,475	(631,475)	—

Minority interest	—	—	728,557	31	728,588

Stockholders’ Equity:
Preferred stock $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—	—	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 8,382,198 shares issued and outstanding as of July 31, 2003	83,822	100	63	(163)	83,822
Additional paid-in-capital	63,888,586	—	—	—	63,888,586
Contributing capital	—	3,997,338	—	(3,997,338)	—
Retained earnings	75,176,080	73,538,299	1,172,766	(74,711,065)	75,176,080
Accumulated other comprehensive income	210,841	12,479	123,809	(136,288)	210,841

Total stockholders’ equity	139,359,329	77,548,216	1,296,638	(78,844,854)	139,359,329

TOTAL	$95,641,285	$510,411,465	$26,393,713	$(196,364,011)	$436,082,452

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JANUARY 31, 2003

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(148,681)	$3,533,055	$1,298,803	$—	$4,683,177
Accounts receivable, net	21,784	78,161,200	1,306,755	—	79,489,739
Intercompany receivable—Guarantors	—	53,636,456	—	(53,636,456)	—
Intercompany receivable—Non Guarantors	—	582,410	—	(582,410)	—
Inventories, net	—	50,908,167	398,307	—	51,306,474
Deferred income taxes	—	2,957,765	—	—	2,957,765
Prepaid income taxes	—	3,361,650	—	—	3,361,650
Other current assets	285,385	3,819,382	—	—	4,104,767

Total current assets	158,488	196,960,085	3,003,865	(54,218,866)	145,903,572
Property and equipment, net	—	31,019,320	29,556	—	31,048,876
Intangible assets, net	—	126,695,276	15,490,786	—	142,186,062
Investment in subsidiaries	74,705,213	—	—	(74,705,213)	—
Other	837,500	11,261,335	—	—	12,098,835

TOTAL	$75,701,201	$365,936,016	$18,524,207	$(128,924,079)	$331,237,345

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$123,969	$12,501,910	$194,289	$—	$12,820,168
Accrued expenses	242,248	4,812,742	3,758	—	5,058,748
Intercompany payable—Parent	(21,635,693)	59,034,006	16,863,647	(54,261,960)	—
Income taxes payable	(231,617)	123,305	108,312	—	—
Accrued interest payable	—	4,674,929	—	—	4,674,929
Unearned revenues	—	1,865,100	129,454	—	1,994,554
Other current liabilities	—	1,449,615	7,807	—	1,457,422

Total current liabilities	(21,501,093)	84,461,607	17,307,267	(54,261,960)	26,005,821
Senior subordinated notes payable, net	(2,199,492)	101,380,072	—	—	99,180,580
Senior secured notes payable, net	—	60,729,796	—	—	60,729,796
Senior credit facilities	—	22,922,287	—	—	22,922,287
Real estate mortgage	—	11,600,000	556,922	(556,922)	11,600,000
Deferred income tax	—	10,694,595	—	—	10,694,595

Total long-term liabilities	(2,199,492)	207,326,750	556,922	(556,922)	205,127,258

Total liabilities	(23,700,585)	291,788,357	17,864,189	(54,818,882)	231,133,079

Commitment and Contingencies
Minority interest	—	—	702,449	31	702,480

Stockholders’ Equity:
Preferred stock $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—	—	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 6,425,641 shares issued and outstanding as of January 31, 2003	64,257	100	63	(163)	64,257
Additional paid-in-capital	27,198,094	—	—	—	27,198,094
Contributing capital	—	3,997,338	—	(3,997,338)	—
Retained earnings	72,182,529	70,252,092	(101,271)	(70,150,821)	72,182,529
Accumulated other comprehensive income	(43,094)	(101,871)	58,777	43,094	(43,094)

Total stockholders' equity	99,401,786	74,147,659	(42,431)	(74,105,228)	99,401,786

TOTAL	$75,701,201	$365,936,016	$18,524,207	$(128,924,079)	$331,237,345

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

For the Three Months Ended July 31, 2003

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$86,593,183	$472,471	$—	$87,065,654
Royalty income	—	4,110,304	1,589,204	—	5,699,508

Total revenues	—	90,703,487	2,061,675	—	92,765,162
Cost of sales	—	64,531,685	320,085	—	64,851,770

Gross profit	—	26,171,802	1,741,590	—	27,913,392
Operating expenses
Selling, general and administrative expenses	1,277,488	25,530,077	489,320	—	27,296,885
Depreciation and amortization	77	1,410,609	2,609	—	1,413,295

Total operating expenses	1,277,565	26,940,686	491,929	—	28,710,180

Operating income	(1,277,565)	(768,884)	1,249,661	—	(796,788)
Interest expense	6	3,256,475	134,660	—	3,391,141

Income before minority interest and income taxes	(1,277,571)	(4,025,359)	1,115,001	—	(4,187,929)
Minority interest	—	—	(20,369)	—	(20,369)
Equity in earnings of subsidiaries, net	1,829,600	—	—	(1,829,600)	—
Income taxes	(472,701)	(1,431,546)	371,157	—	(1,533,090)

Net income (loss)	$(2,634,470)	$(2,593,813)	$764,213	$1,829,600	$(2,634,470)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

For the Three Months Ended July 31, 2002

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$56,340,355	$53,675	$—	$56,394,030
Royalty income	1,330,073	6,270,560	—	—	7,600,633

Total revenues	1,330,073	62,610,915	53,675	—	63,994,663
Cost of sales	—	42,483,904	51,930	—	42,535,834

Gross profit	1,330,073	20,127,011	1,745	—	21,458,829
Operating expenses
Selling, general and administrative expenses	714,645	13,088,937	(319,721)	—	13,483,861
Depreciation and amortization	—	743,811	(721)	—	743,090

Total operating expenses	714,645	13,832,748	(320,442)	—	14,226,951

Operating income	615,428	6,294,263	322,187	—	7,231,878
Interest expense	(15,145)	3,801,061	277	—	3,786,193

Income before minority interest and income taxes	630,573	2,493,202	321,910	—	3,445,685
Minority interest	—	—	(22,716)	—	(22,716)
Equity in earnings of subsidiaries, net	(1,785,884)	—		1,785,884	—
Income taxes	235,204	927,636	123,768	—	1,286,608

Net income (loss)	$2,181,253	$1,565,566	$220,318	$(1,785,884)	$2,181,253

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

For the Six Months Ended July 31, 2003

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$187,329,533	$1,602,965		$188,932,498
Royalty income	—	9,304,161	2,806,524		12,110,685

Total revenues	—	196,633,694	4,409,489	—	201,043,183
Cost of sales	—	135,400,297	996,588	—	136,396,885

Gross profit	—	61,233,397	3,412,901	—	64,646,298
Operating expenses
Selling, general and administrative expenses	2,486,739	45,382,489	1,037,070	—	48,906,298
Depreciation and amortization	77.00	2,518,596	6,633	—	2,525,306

Total operating expenses	2,486,816	47,901,085	1,043,703	—	51,431,604

Operating income	(2,486,816)	13,332,312	2,369,198	—	13,214,694
Interest expense	6	7,999,063	355,383	—	8,354,452

Income before minority interest and income taxes	(2,486,822)	5,333,249	2,013,815	—	4,860,242
Minority interest	—	—	26,108	—	26,108
Equity in earnings of subsidiaries, net	(4,560,248)	—	—	4,560,248	—
Income taxes	(920,125)	2,047,042	713,666	—	1,840,583

Net income (loss)	$2,993,551	$3,286,207	$1,274,041	$(4,560,248)	$2,993,551

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

For the Six Months Ended July 31, 2002

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$134,311,767	$701,355	$—	$135,013,122
Royalty income	2,806,523	10,870,903	—	—	13,677,426

Total revenues	2,806,523	145,182,670	701,355	—	148,690,548
Cost of sales	—	99,850,232	617,701	—	100,467,933

Gross profit	2,806,523	45,332,438	83,654	—	48,222,615
Operating expenses
Selling, general and administrative expenses	1,483,695	26,366,031	144,521	—	27,994,247
Depreciation and amortization	—	1,401,683	1,145	—	1,402,828

Total operating expenses	1,483,695	27,767,714	145,666	—	29,397,075

Operating income	1,322,828	17,564,724	(62,012)	—	18,825,540
Interest expense	(30,612)	7,682,567	969	—	7,652,924

Income before minority interest and income taxes	1,353,440	9,882,157	(62,981)	—	11,172,616
Minority interest	—	—	9,844	—	9,844
Equity in earnings of subsidiaries, net	(6,104,260)	—	—	6,104,260	—
Income taxes	510,247	3,722,916	(17,844)	—	4,215,319

Net income (loss)	$6,947,453	$6,159,241	$(54,981)	$(6,104,260)	$6,947,453

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended July 31, 2003

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,993,551	$3,286,207	$1,274,041	$(4,560,248)	$2,993,551
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	77	1,999,051	5,607	—	2,004,735
Amortization of debt issue cost	—	557,128	—	—	557,128
Amortization of bond discount	—	182,770	—	—	182,770
Deferred income taxes	—	1,377,762	—	—	1,377,762
Minority interest	—	—	26,108	—	26,108
Equity in earnings of subsidiaries, net	(4,560,248)	—	—	4,560,248	—
Other	253,935	—	(72,949)	—	180,986
Changes in operating assets and liabilities
Accounts receivable, net	(34,992,881)	40,606,105	5,444,514	—	11,057,738
Inventories	—	5,231,528	9,031	—	5,240,559
Other current assets and prepaid income taxes	(282,839)	(1,510,844)	(46,018)	—	(1,839,701)
Other assets	(20,418)	(613,544)	—	—	(633,962)
Accounts payable and accrued expenses	(54,671)	(8,136,013)	52,571	—	(8,138,113)
Income taxes payable	(1,080,000)	648,603	431,397	—	—
Accrued interest payable	—	(149,341)	—	—	(149,341)
Other current liabilities and unearned revenues	—	487,796	189,744	—	677,540

Net cash provided by (used) in operating activities	(37,743,494)	43,967,208	7,314,046	—	13,537,760

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,195)	2,963,608	(6,222,052)	—	(3,267,639)
Payment for acquired businesses, net of cash acquired	35,554,711	(66,776,000)	—	—	(31,221,289)

Net cash (used in) provided by investing activities:	35,545,516	(63,812,392)	(6,222,052)	—	(34,488,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from senior credit facility	—	20,363,986	—	—	20,363,986
Proceeds from exercise of stock options	1,155,346	—	—	—	1,155,346

Net cash provided by financing activities:	1,155,346	20,363,986	—	—	21,519,332

Effect of exchange rate changes on cash and cash equivalents	—	—	72,949	—	72,949

NET (DECREASE) INCREASE IN CASH	(1,042,632)	518,802	1,164,943	—	641,113
CASH AT BEGINNING OF YEAR	(148,681)	3,533,055	1,298,803	—	4,683,177

CASH AT END OF YEAR	(1,191,313)	4,051,857	2,463,746	—	5,324,290

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended July 31, 2002

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,947,453	$6,159,241	$(54,981)	$(6,104,260)	$6,947,453
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1,071,997	1,145	—	1,073,142
Amortization of debt issue cost	—	393,698	—	—	393,698
Amortization of bond discount	—	165,973	—	—	165,973
Deferred income taxes	—	1,837,737	—		1,837,737
Minority interest	—	—	9,844	—	9,844
Equity in earnings of subsidiaries, net	(6,104,260)	—	—	6,104,260	—
Other	20,710	—	—	—	20,710
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(1,464,420)	(2,111,958)	391,421	164,421	(3,020,536)
Inventories	—	14,597,168	(189,169)	—	14,407,999
Other current assets and prepaid income taxes	(134,502)	(2,552,284)	(55,431)	—	(2,742,217)
Other assets	(543,892)	(1,668,743)		—	(2,212,635)
Accounts payable and accrued expenses	(124,017)	5,159,730	12,554	(164,421)	4,883,846
Income taxes payable	—	(1,221,446)	(160,105)	—	(1,381,551)
Accrued interest payable	—	1,052,963	—	—	1,052,963
Other current liabilities and unearned revenues	18,812	778,546	(75,765)	—	721,593

Net cash provided by (used in) operating activities	(1,384,116)	23,662,622	(120,487)	—	22,158,019

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(17,025,684)	—	—	(17,025,684)
Payment on purchase of intangible assets, net	—	(18,737)	—	—	(18,737)
Payment for acquired businesses, net of cash acquired	—	(25,050,474)	—		(25,050,474)

Net cash (used in) investing activities:	—	(42,094,895)	—	—	(42,094,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from senior credit facility	—	(21,819,334)	—	—	(21,819,334)
Net proceeds from senior secured notes	—	55,589,250	63,240	—	55,652,490
Net proceeds from real estate mortgage	—	11,600,000	—	—	11,600,000
Proceeds from exercise of stock options	1,237,005	—	—	—	1,237,005

Net cash provided by financing activities:	1,237,005	45,369,916	63,240	—	46,670,161

NET (DECREASE) INCREASE IN CASH	(147,111)	26,937,643	(57,247)		26,733,285
CASH AT BEGINNING OF YEAR	—	124,998	1,178,980	—	1,303,978

CASH AT END OF YEAR	$(147,111)	$27,062,641	$1,121,733	$—	$28,037,263

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and our subsidiaries. References in this report to the Jantzen acquisition refer to our acquisition of the Jantzen swimwear business from subsidiaries of VF Corporation in March 2002. References in this report to the Salant acquisition refer to our acquisition of Salant Corporation that was completed in June 2003. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K/A for the year ended January 31, 2003.

Forward-Looking Statements

We caution that this report includes forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ from our expectations are:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	our ability to contain costs,

•	our future capital needs and the ability to obtain financing,

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses, including the Salant acquisition,

•	our ability to predict consumer preferences,

•	anticipated trends and conditions in our industry, including future consolidation,

•	changes in the costs of raw materials, labor and advertising,

•	changes in fashion trends and customer acceptance of both new designs and newly introduced products,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	the seasonality of our swimwear business,

•	exposure to foreign currency risks,

•	competition among department and specialty stores,

•	possible disruption in commercial activities due to terrorist activity and armed conflict, and

•	other factors set forth in this report and in our other Securities and Exchange Commission filings.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements, which are valid only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or, to publicly announce the results of any revisions to any such statements to reflect future events or developments.

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K/A for the year ended January 31, 2003 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). Several of our accounting policies involve significant judgments and uncertainties. The policies with the greatest effect on our results of operation and financial position include the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory and the impairment on long-lived assets, including trademarks.

Revenue Recognition. Sales are recognized at the time legal title to the product passes to the customer, generally free on board (“FOB”) Perry Ellis’ distribution facilities, net of trade allowances and a provision for estimated returns and other allowances. Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. We believe that our revenue recognition policies conform to Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

Accounts Receivable. We maintain an allowance for doubtful accounts receivable for estimated trade discounts, co-op advertising, allowances provided to retail customers to flow goods through the retail channel, and losses resulting from the inability of our retail customers to make required payments considering historical and anticipated trends. Judgment is critical because some retail customers are currently operating in bankruptcy or have experienced financial difficulties. Additional allowances might be required if their financial condition were to worsen.

Inventories. Our inventories are valued at the lower of cost or market value. We evaluate all of our inventory style-size-color stock keeping units, or SKUs, to determine excess or slow-moving SKUs based on orders on hand and projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net sales value is less than cost, on an individual SKU basis, we provide an allowance to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold.

Intangible Assets. We have, at the present time, only one class of indefinite lived assets, trademarks. We review our intangible assets with indefinite useful lives for possible impairments on an annual basis in accordance with SFAS No. 142 and perform impairment testing as of February 1st of each year. We evaluate the “fair value” of our identifiable intangible assets for purposes of recognition and measurement of impairment losses. Evaluating indefinite useful life assets for impairment involves certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations, historical and anticipated performance of our operations and other factors. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected.

Results of Operations

The following is a discussion of the results of operations for the second quarter of the fiscal year ended January 31, 2004 (“fiscal 2004”) compared with the second quarter of the fiscal year ended January 31, 2003 (“fiscal 2003”).

Three Months and Six Months Ended July 31, 2003 compared to Three Months and Six Months Ended July 31, 2002.

Total revenues. Total revenues consist of net sales and royalty income. Total revenues for the second quarter of fiscal 2004 were $92.8 million, an increase of 45.0%, or $28.8 million, from $64.0 million for the second quarter of fiscal 2003. The increase was due mainly to an increase of $30.7 million in net sales generated by the Salant business, which we acquired in the middle of the second quarter of fiscal 2004, and an increase of $7.2 million in net sales generated by our swimwear business, which generated minimal sales in the second quarter of fiscal 2003. This increase was offset in part by a $7.2 million reduction in net sales in our men’s sportswear business, described below, and a decrease in royalty income of $1.9 million described below.

Total revenues for the six months ended July 31, 2003 increased 35.2%, or $52.4 million, to $201.0 million from $148.7 for the six months ended July 31, 2002. The increase was due mainly to the increases in net sales generated by the Salant business, and an increase of $34.5 million in net sales generated by our swimwear business, which increases were offset in part by an $11.2 million reduction in net sales in our men’s sportswear business described below and a $1.6 million reduction in royalty income described below.

Net sales. Net sales increased $30.7 million, or 54.4%, to $87.1 million for the second quarter of fiscal 2004 from $56.4 million in the second quarter of fiscal 2003. The increase in net sales is primarily attributable to the increase in net sales generated by the Salant business and by our swimwear business. This increase in net sales was offset in part by a decrease in net sales in our men’s sportswear business as compared to the same period of fiscal 2003. The decrease in our men’s sportswear business was due to our planned reduction in low margin private label sales.

Net sales increased $53.9 million, or 39.9%, to $188.9 million for the six months ended July 31, 2003 from $135.0 million for the six months ended July 31, 2002. The increase was due mainly to the increases in net sales generated by the Salant business and by our swimwear business. This increase in net sales was offset in part by the lower net sales in our men’s sportswear business described above.

Royalty income. Royalty income for the second quarter of fiscal 2004 was $5.7 million, a decrease of 25.0% from $7.6 million for the comparable second quarter of fiscal 2003. Royalty income is derived from agreements entered into by us with our licensees, which average three to five years in length. The vast majority of our license agreements require licensees to pay us a royalty, based on net sales and require licensees to pay a guaranteed minimum royalty. Approximately 75% and 70% of our royalty income was attributable to guaranteed minimum royalties with the balance attributable to royalty income in excess of the guaranteed minimums for the second quarter of fiscal 2004 and 2003, respectively.

Royalty income for the six months ended July 31, 2003 decreased 11.5%, to $12.1 million, from $13.7 million for the six months ended July 31, 2002. The decrease in royalty income for both the second quarter of fiscal 2004 and the six months ended July 31, 2004 was due primarily to the decrease in royalty income in excess of guaranteed minimums for certain of the licensees of the Perry Ellis brand and lower royalties due to the acquisition of Salant, which was our largest licensee.

Cost of sales. Cost of sales for the second quarter of fiscal 2004 increased $22.3 million, or 52.5%, to $64.8 million from $42.5 million in the comparable second quarter of fiscal 2003 due mainly to the increase in net sales for the period as described above.

Cost of sales for the six months ended July 31, 2003, increased $35.9 million to $136.4 million, or 35.8%, compared to $100.5 million for the six months ended July 31, 2002. This increase was due mainly to the increase in net sales for the period as described above.

As a percentage of revenues, cost of sales increased from 66.5% in the second quarter of fiscal 2003 to 69.9% in the second quarter of fiscal 2004, and from 67.6% in the six months ended July 31, 2002 to 67.8% in the comparable period of 2004. The increase in cost of sales as a percentage of total revenues was due to lower royalty income as a result of the Salant acquisition, partially offset by a shift in our sales mix to more branded sales. Cost of sales includes only costs relating to sale of product and excludes costs relating to royalty income, which are immaterial.

Gross profit was $27.9 million in the second quarter of fiscal 2004, or 30.1% of total revenues, as compared to $21.5 million, or 33.5% of revenues, in the second quarter of fiscal year 2003. For the six months of fiscal 2004, gross profit increased by 34.1% to $64.6 million from $48.2 million for the comparable fiscal 2003 period. The increase in gross profit for the three and six months ended July 31, 2003 as compared to the comparable fiscal 2003 periods is primarily attributed to (1) lower royalty income as described above, (2) our planned increased focus on branded label sales, which accounted for more than 90% of our net sales in the first six months of fiscal 2004 as compared to less than 75% in the first six months of fiscal 2003, contributed to greater gross profit since branded label sales typically generate higher gross margins, and (3) incremental gross profit contributed by Salant from acquisition date to the end of the second quarter of fiscal 2004.

Our gross profit percentage for branded label sales typically is 3% to 5% higher than our gross margin percentage for private label sales depending on customer and product mix. Our gross profit percentage may not be comparable to others in our industry, because our gross profit includes royalty income and others in the apparel industry may not have such income.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $13.8 million, or 102.4%, to $27.3 million for the second quarter of fiscal 2004 from $13.5 million for the second quarter of fiscal 2003. As a percentage of total revenues, selling, general and administrative expenses were 29.4% in the second quarter of fiscal 2004 compared to 21.1% in the comparable fiscal 2003 quarter. The increase in selling, general and administrative costs is primarily attributable to the additional $5.4 million in expenses incurred in connection with the Salant acquisition, $3.8 million in expenses incurred by our swimwear business, which expenses were immaterial in the comparable prior year period, an additional $4.6 million incurred by our men’s sportswear business as a result of our increased focus on branded label sales, which generally result in greater design, marketing and advertising expenses, and increased employee costs in anticipation of the integration of the Salant acquisition.

Selling, general and administrative expenses increased $20.9 million, or 74.7%, to $48.9 million for the first six months of fiscal 2004 from $28.0 million for the comparable fiscal 2003 period. As a percentage of total revenues, selling, general and administrative expenses were 24.3% in the six months ended July 31, 2003 compared to 18.8% in the comparable 2003 fiscal period. The increase in selling, general and administrative costs for the six-months ended July 31, 2003 is primarily attributable to the additional $5.4 million in expenses incurred in connection with the Salant acquisition, $8.9 million in expenses incurred by our swimwear business, which were also immaterial in the comparable prior year period, an additional $6.6 million incurred by our men’s sportswear business, and increased employee costs in anticipation of the integration of the Salant acquisition.

Depreciation and amortization. Depreciation and amortization increased $0.67 million for the second quarter of fiscal 2004 to $1.4 million from $0.7 million in the comparable quarter of fiscal 2003. Depreciation and amortization increased $1.1 million for the six months ended July 31, 2003 to $2.5 million from $1.4 million in the comparable fiscal 2003 period. The increase is due to the increase in property, plant and equipment purchases in fiscal 2003 and the purchase of the principal executive and administrative office, warehouse and distribution facility in Miami and the distribution center in Seneca, South Carolina. As of July 31, 2003, we owned approximately $35.5 million of property, plant and equipment compared to $27.4 million of property, plant and equipment as of July 31, 2002.

Interest expense. Interest expense decreased $0.39 million, or 10.4%, for the second quarter of fiscal 2004 to $3.4 million from $3.8 million in the comparable fiscal 2003 quarter. The decrease is mainly due to lower interest rates and the impact of certain derivative hedging transactions from the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003.

Interest expense increased $0.7 million, or 9.2%, for the six months ended July 31, 2003 to $8.4 million from $7.7 million in the comparable fiscal 2003 period. The increase is mainly due to an increase in long-term debt for the six months ended July 31, 2003 compared to the six months ended July 31, 2002. As of July 31, 2003, we had $214.1 million in long-term debt compared to $171.4 million in July 31, 2002 as a result of long-term debt incurred from the Salant acquisition. In addition, the $57.0 million senior secured notes due 2009 were outstanding for the entire first six months of fiscal 2004 compared to only four and one half months of fiscal 2003. The interest expense on higher outstanding debt was offset in part, however, by lower interest rates and the impact of certain derivative hedging transactions described in “Item 3: Quantitative and Qualitative Disclosures about Market Risks.”

Income taxes. For the second quarter of fiscal 2004, our effective tax rate was 36.6% as compared to 37.3% for the comparable fiscal 2003 period. For the six months ended July 31, 2003, our effective tax rate was 37.9% as compared to 37.7% for the comparable 2002 period.

Net income (loss). Our net loss for second quarter of fiscal 2004 was ($2.6) million, a decrease of $4.8 million compared to net income of $2.2 million for the comparable fiscal 2003 quarter. Net income for the six months ended July 31, 2003 decreased $3.9 million to $3.0 million from $6.9 million for the comparable fiscal 2003 period. The decrease in net income was due to the changes described above.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility to finance our operations and expansion. Net cash provided by operating activities was $13.6 million in the six months ended July 31, 2003, compared to cash provided by operating activities of $22.2 million in the comparable fiscal 2003 period. The decrease of $8.6 million in the level of cash provided by operating activities is attributable to a decrease in accounts receivable, inventory, accounts payable and accrued expenses, and a lower net income.

Net cash used in investing activities was $34.5 million for the six months ended July 31, 2003, which primarily reflects the acquisition of Salant, net of cash acquired, and purchases of property and equipment made during the period. Net cash used in investing activities was $42.1 million for the six months ended July 31, 2002, which reflects the $25.1 million purchase price of the Jantzen acquisition and purchases of computer equipment and related software enhancements cost of $0.8 million. In addition, during the six months ended July 31, 2002, we used $17.0 million for the purchase of property, plant and equipment, which included the $14.5 million contingent rental payment that was required by the termination of the synthetic lease.

Net cash provided by financing activities for the six months ended July 31, 2003 totaled $21.5 million, which primarily reflects the proceeds from our senior credit facility of $20.4 million and the proceeds from the exercise of employee stock options of $1.2 million. Net cash provided by financing activities for the six months ended July 31, 2002 totaled $46.7 million, which reflects the net proceeds from our offering of the senior secured notes of $55.6 million, net of repayments of borrowings under our senior credit facility of $21.8 million, the proceeds from the exercise of employee stock options of $1.2 million and the mortgage of $11.6 million on our principal executive main administrative office, warehouse and distribution facility.

On June 19, 2003, we acquired Salant, which was our largest licensee. The aggregate merger consideration paid by us was approximately $91.0 million, comprised of approximately $51.9 million in cash, approximately $35.8 million worth of our newly issued common stock and approximately $3.3 million in merger costs. The cash portion of the merger consideration was funded from Salant’s available cash reserves and through borrowings under our senior credit facility.

Salant licensed the Perry Ellis brand from us for men’s sportswear, dress shirts, dress bottoms and accessories and derived approximately $164.3 million, or 65% of its fiscal 2002 revenues, from the sale of Perry Ellis products. Salant was our largest licensee of Perry Ellis branded apparel. The remaining $87.7 million of Salant’s fiscal 2002 revenues was made up of Salant’s owned brands such as Axis® and Tricots St. Raphael®, sales under license agreements for use of the JNCO® and Ocean Pacific® brands, as well as several private label programs.

Senior Credit Facility

Our amended senior credit facility with Congress Financial Corporation (Florida), as agent for a syndicate of lenders, provides us with a revolving credit facility of up to an aggregate amount of $110.0 million. The senior credit facility expires in September 2005 and the indebtedness thereunder ranks ahead of the Notes.

The following is a description of the terms of the senior credit facility, as amended and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility.

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

Borrowing Base. Borrowings under the senior credit facility are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to the lesser of either (1) the sum of (a) 85.0% of eligible receivables plus (b) 85.0% of our eligible factored accounts receivables up to $20.0 million plus (c) the lesser of (i) the inventory loan limit, or (ii) the lesser of (A) 65.0% of eligible finished goods inventory, or (B) 85.0% of the net recovery percentage (as defined in the senior credit facility) of eligible inventory, or (2) the loan limit; and in each case minus (x) 35.0% of the amount of outstanding letters of credit for eligible inventory, (y) the full amount of all other outstanding letters of credit issued pursuant to the senior credit facility which are not fully secured by cash collateral, and (z) licensing reserves for which we are the licensee of certain branded products.

Interest. Interest on the principal balance under the senior credit facility accrues, at the our option, at either (a) 0.25% above our bank prime lending rate with adjustments depending upon our quarterly average excess availability plus excess cash or leverage ratio or (b) 2.25% above the rate quoted by our bank as the average Eurodollar Rate (“Eurodollar”) for 1-, 2-, 3- and 6-month Eurodollar deposits with one-quarter percentage point adjustments depending upon the our quarterly average excess availability plus excess cash and leverage ratio at the time of borrowing.

Security. As security for the indebtedness under the senior credit facility, we granted the lenders a first priority security interest in substantially all of our existing and future assets other than our trademark portfolio existing as of March 2002, including, without limitation, accounts receivable, inventory deposit accounts, general intangibles, equipment and capital stock or membership interests, as the case may be, of certain subsidiaries. Lenders under the senior credit facility have a second priority security interest in our trademark portfolio as of March 2002 and a first priority lien on the rest of our trademarks.

Senior Secured Notes

On March 22, 2002, we completed a private offering of $57.0 million 9½% senior secured notes due 2009. The proceeds of the private offering were used to finance the Jantzen acquisition, to reduce the amount of outstanding debt under the previous senior credit facility and as additional working capital. The proceeds to us were $55.6 million yielding an effective interest rate of 9.74% after deduction of discounts. We entered into certain derivative hedging transaction described in “Item 3: Quantitative and Qualitative Disclosures about Market Risks” in order to minimize debt service costs related to these senior secured notes.

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

Certain Covenants.    The indenture governing the senior secured notes contains certain covenants which restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We are prohibited from paying cash dividends under these covenants. We believe we are currently in compliance with all of the covenants in this indenture. We could be materially harmed if we violate any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, letter of credit facility, mortgage and the indenture relating to our senior subordinated notes resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Letter of Credit Facilities

As of July 31, 2003, we maintained three U.S. dollar letter of credit facilities totaling $60.0 million and one letter of credit facility totaling $2.7 million utilized by the our Canadian joint venture. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets, including but not limited to the capital stock or membership interests, as the case may be, of certain of our subsidiaries. As of July 31, 2003, there was $10.4 million available under existing letter of credit facilities.

Senior Subordinated Notes

We issued $100.0 million senior subordinated notes on April 6, 1999, the proceeds of which were used to acquire the Perry Ellis, John Henry and Manhattan brands and to pay down the outstanding balance of the senior credit facility at that time. The notes mature on April 1, 2006 and bear interest at the rate of 12¼% payable on April 1 and October 1 in each year. The proceeds to us were $98,852,000 yielding an effective interest rate of 12.39% after deduction of discounts. We entered into certain derivative hedging transaction described in “Item 3: Quantitative and Qualitative Disclosures about Market Risks” in order to minimize debt service costs related to these senior subordinated notes. In November 2002, we repurchased, but did not retire, $2.2 million of the senior subordinated notes.

Certain Covenants.    The indenture governing the senior subordinated notes contains certain covenants which restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We believe we are currently in compliance with all of the covenants in this indenture. We are prohibited from paying cash dividends under these covenants. We could be materially harmed if we violate any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, the letter of credit facilities, mortgage and the indenture relating to our senior secured notes resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Real Estate Financing

We occupied our principal executive and administrative office, warehouse and distribution facility under a synthetic operating lease for a 230,000 square foot facility in Miami, Florida. The lease, as amended, expired on June 30, 2002, and required a final payment at termination of $14.5 million.

On June 30, 2002, we made the required payment under the synthetic operating lease and partially refinanced the acquisition of the facility with an $11.6 million mortgage. The mortgage contains certain covenants. We believe we are currently in compliance with all of our covenants under the mortgage. We could be materially harmed if we violate any covenants because the lender under the mortgage could declare all amounts outstanding thereunder to be immediately due and payable which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indentures relating to our senior secured notes and senior subordinated notes resulting in all our of debt obligations becoming immediately due and payable.

On September 13, 2002, we purchased a distribution center in Seneca, South Carolina for $2.5 million in cash. We had secured the option to purchase the facility as part of the Jantzen acquisition.

Contractual Obligations and Commercial Commitments

The following tables illustrate our contractual obligations and commercial commitments as of July 31, 2003 and include the effects of the Salant acquisition and related amendments discussed above that occurred during the second quarter ended July 31, 2003.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior subordinated notes	$100,000,000	$—	$100,000,000	$—	$—

Senior secured notes	$57,000,000	$—	$—	$—	$57,000,000

Real estate mortgage	$11,600,000	$—	$243,615	$332,378	$11,024,007

Operating leases	$54,442,172	$7,953,953	$15,016,424	$11,864,067	$19,607,728

Total contractual cash obligations	$223,042,172	$7,953,953	$115,260,039	$12,196,445	$87,631,735

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Letter of credit	$36,456,189	$36,456,189	$—	$—	$—

Stand by letters of credit	$34,929,878	$34,929,878	$—	$—	$—

Total commercial commitments	$71,386,067	$52,263,067	$—	$19,123,000	$—

Management believes that the combination of the borrowing availability under the amended senior credit facility, the letter of credit facilities, and funds anticipated to be generated from operating activities, will be sufficient to meet our operating and capital needs in the foreseeable future.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three months ended July 31, 2003.

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

In August 2001, we entered into an interest rate swap, option and interest rate cap agreements (the “August Swap Agreement”), for an aggregate notional amount of $40.0 million in order to minimize our debt servicing costs associated with our $100.0 million of 12¼% senior subordinated notes due April 1, 2006. The August Swap Agreement was subsequently modified through a basis swap entered into in October 2001 (the “October Swap Agreement,” and collectively with the August Swap Agreement, the “Swap Agreement”). The Swap Agreement is scheduled to terminate on April 1, 2006. Under the Swap Agreement, we are entitled to receive semi-annual interest payments on October 1 and April 1 at a fixed rate of 12¼% and are obligated to make semi-annual interest payments on October 1 and April 1 at a floating rate based on the six-month LIBOR rate plus 715 basis points for the 18-month period from October 1, 2001 through March 31, 2003 (per October Swap Agreement); and three-month LIBOR rate plus 750 basis points for the period from April 1, 2003 through April 1, 2006 (per the August Swap Agreement). The Swap Agreement has optional call provisions with trigger dates of April 1, 2003, April 1, 2004 and April 1, 2005, which contain certain premium requirements in the event the call is exercised.

The fair value of the August 2001 swap and the option component of the Swap Agreement recorded on our consolidated balance sheet was ($0.5) million and $2.4 million as of July 31, 2003, respectively. The interest rate cap and basis swap component of the Swap Agreement did not qualify for hedge accounting treatment, resulting in $0.05 million and $0.1 million increase in interest expense for the second quarter of fiscal 2004 and fiscal 2003, respectively and an increase of $0.2 million in interest expense on the statement of operations for each of the six months ended July 31, 2003 and 2002, respectively. In August 2003, we terminated the October Swap Agreement and the August Swap Agreement.

In conjunction with our March 2002 offering of $57.0 million of 9 1/2% senior secured notes due March 15, 2009, we entered into interest rate swap and option agreements (the “March Swap Agreement”) for an aggregate notional amount of $57.0 million in order to minimize the debt servicing costs associated with the senior secured notes. The March Swap Agreement is scheduled to terminate on March 15, 2009. Under the March Swap Agreement, we are entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 9 1/2% and are obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the three-month LIBOR rate plus 369 basis points for the period from March 22, 2002 through March 15, 2009. The March Swap Agreement has optional call provisions with trigger dates of March 15, 2005, March 15, 2006 and March 15, 2007, which contain premium requirements in the event the call is exercised.

The March Swap Agreement is a fair value hedge as it has been designated against the 9 1/2% senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in our consolidated balance sheet. The fair value of the March 2002 swap and the option component of the March Swap Agreement recorded on the consolidated balance sheet was $4.6 million and ($0.6) million respectively, as of July 31, 2003.

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

The December Floor Agreement did not qualify for hedge accounting treatment under the SFAS No. 133, resulting in $0.1 million decrease of recorded interest expense in the consolidated statement of income for the three and six months ended July 31, 2003 respectively. The fair value of the December Floor Agreement recorded on our consolidated balance sheet was ($0.2) million as of July 31, 2003.

In April 2003, we entered into an interest rate cap agreement (the “April Cap Agreement”) for an aggregate notional amount of $57.0 million associated with the senior secured notes. The April Cap Agreement is scheduled to terminate on March 15, 2009. The April Cap Agreement caps the interest rate on the $57.0 million senior secured notes at 10%.

The April Cap Agreement did not qualify for hedge accounting treatment, resulting in $0.7 million and a $0.4 million decrease of recorded interest expense on the consolidated statement of income for the three and six months ended July 31, 2003 respectively. The fair value of the April Cap Agreement recorded on our consolidated balance sheet was $0.4 million as of July 31, 2003.

Our current exposure to foreign exchange risk is not significant and accordingly, we have not entered into any transactions to hedge against those risks.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this report was carried out by the Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A control system, no matter how well designed and operated, cannot provide absolute assurance that the objective of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in internal controls.

Subsequent to the date of the most recent evaluation of the Company’s internal controls, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

Not applicable

Item 2: Changes in Securities

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of shareholders was held on Tuesday, June 17, 2003.

(b) The following individuals were elected directors until the 2006 Annual Meeting of Shareholders and until their successors are duly elected and qualified.

	FOR	AGAINST
Oscar Feldenkreis	5,870,946	483,157
Allan Zwerner	5,865,796	488,307
Joseph P. Lacher	6,044,488	309,615

The term of office of each of the following directors continued after the meeting:

George Feldenkreis	Gary Dix
Ronald L. Buch	Leonard Miller
Salomon Hanono	Marc Balmuth

(c) The following additional proposals were voted upon at the meeting:

(1) The shareholders approved the issuance by the Company of up to 3,250,000 shares of common stock to Salant’s shareholders pursuant to the terms and subject to the conditions of the Agreement and Plan of Merger dated February 3, 2003, among Perry Ellis, Salant Corporation and Connor Acquisition Corp., a wholly owned subsidiary of Perry Ellis.

FOR	AGAINST	WITHHELD
5,122,273	11,225	4,325

(2) The shareholders approved the amendment to Perry Ellis’ articles of incorporation to increase the number of shares of common stock that Perry Ellis is authorized to issue from 30,000,000 to 100,000,000.

FOR	AGAINST	ABSTAIN
3,910,569	1,222,729	4,525

(3) The shareholders approved the amendment to Perry Ellis’ articles of incorporation to increase the number of shares of preferred stock that Perry Ellis is authorized to issue from 1,000,000 to 5,000,000.

FOR	AGAINST	ABSTAIN
3,911,295	1,222,138	4,390

(4) The shareholders approved the amendment to Perry Ellis’ articles of incorporation to eliminate the ability of Perry Ellis’ shareholders to take action by written consent in lieu of a shareholder meeting.

FOR	AGAINST	ABSTAIN
3,900,955	1,230,028	6,840

(5) The shareholders approved the amendment to Perry Ellis’ articles of incorporation to require shareholders seeking to nominate directors for election to Perry Ellis’ board of directors to first comply with certain advance notice and disclosure procedures.

FOR	AGAINST	ABSTAIN
4,190,958	941,860	5,005

(6) The shareholders did not approve the amendment to Perry Ellis’ articles of incorporation to require the affirmative vote of not less than 66-2/3% of Perry Ellis’ outstanding common stock to effect certain future amendments to Perry Ellis’ articles of incorporation.

FOR	AGAINST	ABSTAIN
3,881,042	1,251,291	5,490

(7) The shareholders approved the amendment and restatement of Perry Ellis’ 2002 Stock Option Plan to (a) allow shares of Perry Ellis’ common stock to be granted under the plan in the form of restricted stock, (b) increase from 1,000,000 to 1,500,000 the number of shares of Perry Ellis’ common stock reserved for issuance pursuant to stock options and restricted stock granted under the plan, (c) limit the maximum number of options that may be awarded to any participant in any fiscal year to 250,000, (d) limit the maximum number of shares of restricted stock that may be granted to any participant in any fiscal year to 250,000 and (e) make certain other technical changes to the plan.

FOR	AGAINST	ABSTAIN
3,865,919	1,264,354	7,550

(8) The shareholders ratified the appointment by the Audit Committee of Perry Ellis’ board of directors of Deloitte & Touche LLP to serve as Perry Ellis’ independent auditors for the fiscal year ending January 31, 2004.

FOR	AGAINST	ABSTAIN
6,337,488	16,515	100

ITEM 5. Other Information

We issued a press release today to announce our intention to sell, subject to market and other conditions $150 million aggregate principal amount of senior subordinated notes due 2013, in a private offering pursuant to an exemption from registration requirements under the Securities Act of 1933, as amended. The notes, if issued, will be guaranteed on an unsecured senior subordinated basis by all of our current and certain of our future material domestic subsidiaries. We plan to use the net proceeds from the proposed offering to redeem our existing 12 1/4% senior subordinated notes due 2006 and reduce amounts outstanding under our existing senior credit facility.

Because the notes will not be registered under the Securities Act or and state securities laws, they will not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

Exhibit Number	Description

10.57	Amendment No. 1 to Loan and Security Agreement dated June 19, 2003.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

99.1	Press Release dated September 9, 2005.

(b) Reports on Form 8-K:

1)	On May 22, 2003, Perry Ellis filed a report on Form 8-K to report its first quarter April 30, 2003 results of operations.

2)	On June 20, 2003, Perry Ellis filed a report on Form 8-K to report that Perry Ellis consummated the merger with Salant Corporation in which Salant became a wholly-owned subsidiary of Perry Ellis.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2003	By: /s/ Timothy B. Page
Timothy B. Page, Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.57	Amendment No. 1 to Loan and Security Agreement dated June 19, 2003.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

99.1	Press Release dated September 9, 2003.