Form 10-Q
period 2003-10-31
PERRY ELLIS INTERNATIONAL INC
filed 2003-12-15
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-21764

PERRY ELLIS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida	59-1162998
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3000 N.W. 107 Avenue, Miami, Florida	33172
(Address of Principal Executive Offices)	(Zip Code)

(305) 592-2830

Registrant’s Telephone Number, Including Area Code:

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock is 8,462,900 (as of December 12, 2003).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Consolidated Balance Sheets (Unaudited) as of October 31, 2003 and January 31, 2003	1

Consolidated Statements of Income (Unaudited) for the three and nine months ended October 31, 2003 and 2002	2

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 31, 2003 and 2002	3

Notes to Unaudited Consolidated Financial Statements	4

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	32

Item 4:

Controls and Procedures	34

PART II: OTHER INFORMATION	35

Item 1:

Legal Proceedings	35

Item 2:

Changes in Securities	35

Item 3:

Defaults Upon Senior Securities	35

Item 4:

Submission of Matters to a Vote of Security Holder	35

Item 5:

Other Information	35

Item 6:

Exhibits and Reports of Form 8-K	35

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 31, 2003	January 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$2,531,897	$4,683,177
Accounts receivable, net	125,525,800	79,489,739
Inventories, net	86,925,564	51,306,474
Deferred income taxes	15,030,711	2,957,765
Prepaid income taxes	4,201,724	3,361,650
Other current assets	8,081,448	4,104,767

Total current assets	242,297,144	145,903,572
Property and equipment, net	36,355,218	31,048,876
Intangible assets, net	150,693,367	142,186,062
Deferred income taxes	31,891,364	—
Other	7,188,059	12,098,835

TOTAL	$468,425,152	$331,237,345

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,146,195	$12,820,168
Accrued expenses	15,520,153	5,058,748
Accrued interest payable	1,133,946	4,674,929
Unearned revenues	1,028,132	1,994,554
Other current liabilities	2,051,622	1,457,422

Total current liabilities	43,880,048	26,005,821
Senior subordinated notes payable, net	146,650,564	99,180,580
Senior secured notes payable, net	59,918,680	60,729,796
Senior credit facility	31,873,064	22,922,287
Real estate mortgage	11,600,000	11,600,000
Deferred pension obligation	18,362,549	—
Deferred income tax	13,750,506	10,694,595

Total long-term liabilities	282,155,363	205,127,258

Total liabilities	326,035,411	231,133,079

Commitments and Contingencies
Minority Interest	942,640	702,480

Stockholders’ Equity:
Preferred stock $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 8,451,450 shares issued and outstanding as of October 31, 2003 and 6,425,641 shares issued and outstanding as of January 31, 2003	84,514	64,257
Additional paid-in-capital	64,476,160	27,198,094
Retained earnings	76,849,557	72,182,529
Accumulated other comprehensive income	295,464	(43,094)
Treasury stock	(258,594)	—

Total stockholders’ equity	141,447,101	99,401,786

TOTAL	$468,425,152	$331,237,345

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Revenues
Net sales	$154,954,523	$63,037,262	$343,887,020	$198,050,391
Royalty income	4,530,493	7,561,270	16,641,176	21,238,697

Total revenues	159,485,016	70,598,532	360,528,196	219,289,088
Cost of sales	106,810,879	46,046,555	242,550,113	146,514,444

Gross profit	52,674,137	24,551,977	117,978,083	72,774,644
Operating expenses
Selling, general and administrative expenses	36,299,599	17,710,051	85,864,550	45,703,916
Depreciation and amortization	1,696,806	853,366	4,222,109	2,256,194

Total operating expenses	37,996,405	18,563,417	90,086,659	47,960,110

Operating income	14,677,732	5,988,560	27,891,424	24,814,534
Costs on early extinguishment of debt	7,317,000	—	7,317,000	—
Interest expense	4,429,667	4,153,081	12,783,119	11,806,392

Income before minority interest and income taxes	2,931,065	1,835,479	7,791,305	13,008,142
Minority interest	214,084	79,103	240,191	88,948
Income taxes	1,043,504	694,499	2,884,086	4,906,445

Net income	$1,673,477	$1,061,877	$4,667,028	$8,012,749

Net income per share
Basic	$0.20	$0.17	$0.63	$1.26

Diluted	$0.18	$0.16	$0.58	$1.24

Weighted average number of shares outstanding
Basic	8,406,741	6,416,390	7,420,689	6,376,215
Diluted	9,181,480	6,601,985	8,073,859	6,481,413

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended October 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,667,028	$8,012,749
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,399,891	1,725,400
Amortization of debt issue cost	878,599	612,188
Amortization of bond discount	274,155	257,356
Deferred income taxes	3,830,601	2,554,329
Costs on early extinguishment of debt	7,317,000	—
Minority interest	240,160	88,948
Other	208,536	11,783
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	(32,276,061)	(11,578,764)
Inventories	11,094,910	1,634,146
Other current assets and prepaid income taxes	(2,896,755)	(4,632,567)
Other assets	3,598,398	(1,802,855)
Accounts payable and accrued expenses	(11,542,019)	4,075,046
Income taxes payable	—	(1,381,551)
Accrued interest payable	(3,540,983)	(2,542,237)
Other current liabilities and unearned revenues	(372,222)	62,415

Net cash used in operating activities	(15,118,762)	(2,903,614)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,872,546)	(20,611,092)
Payment on purchase of intangible assets	—	(210,914)
Payment for acquired businesses, net of cash acquired	(31,221,289)	(25,084,374)

Net cash used in investing activities:	(37,093,835)	(45,906,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in borrowings under credit facilities	8,950,777	(17,668,327)
Net payments of senior subordinated notes	(107,317,000)	(2,199,492)
Net proceeds from senior subordinated notes	146,812,500	—
Net proceeds from senior secured notes	—	55,589,250
Net proceeds from real estate mortgage	—	11,600,000
Purchase of treasury stock	(258,594)	—
Proceeds from exercise of stock options	1,743,612	1,237,005

Net cash provided by financing activities:	49,931,295	48,558,436

Effect of exchange rate changes on cash and cash equivalents	130,022	13,718

NET DECREASE IN CASH	(2,151,280)	(237,840)
CASH AT BEGINNING OF YEAR	4,683,177	1,303,978

CASH AT END OF PERIOD	$2,531,897	$1,066,138

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$15,983,211	$15,609,746

Income taxes	$300,750	$6,302,561

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Change in fair value of mark-to-market interest rate swap/option	$4,492,094	$6,715,321

Issuance of stock as merger consideration	$35,804,711	$—

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP. These consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended January 31, 2003. Certain amounts in the prior period have been reclassified to conform to the current period’s presentation.

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

3. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	October 31, 2003	January 31, 2003
Total letter of credit facilities	$92,849,977	$54,453,386
Outstanding letters of credit	(54,180,381)	(31,966,591)

Total credit available	$38,669,596	$22,486,795

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

7. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $3.8 million and $2.9 million for the three months ended October 31, 2003 and October 31, 2002, respectively, and $10.1 million and $7.4 million for the nine months ended October 31, 2003 and October 31, 2002, respectively, and are included in selling, general and administrative expenses.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Net income as reported	$1,673,477	$1,061,877	$4,667,028	$8,012,749
Add: Total stock based employee compensation expense included in reported net income, net	—	—	—	—
Deduct: Total stock based employee compensation expense not included in reported net income, net	129,451	8,031	317,883	136,738

Pro forma net income	$1,544,026	$1,053,846	$4,349,145	$7,876,011

Pro forma net income per share:
Basic	$0.18	$0.16	$0.59	$1.24

Diluted	$0.17	$0.16	$0.54	$1.22

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

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Numerator:
Net income	$1,673,477	$1,061,877	$4,667,028	$8,012,749
Denominator:
Basic income per share—weighted average shares	8,406,741	6,416,390	7,420,689	6,376,215
Dilutive effect: stock options	774,739	185,595	652,723	105,198

Diluted income per share—weighted average shares	9,181,480	6,601,985	8,073,412	6,481,413

Basic income per share	$0.20	$0.17	$0.63	$1.26

Diluted income per share	$0.18	$0.16	$0.58	$1.24

Antidilutive effect: stock options (1)	—	92,671	112	168,699

(1)	Represents weighted average stock options to purchase shares of common stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

10. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and the effect of foreign currency translation. Comprehensive income was $1,758,100 and $1,070,087 for the three months ended October 31, 2003 and 2002, respectively and was $5,005,586 and $8,038,250 for the nine months ended October 31, 2003 and 2002, respectively.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Revenues:
Product	$154,954,523	$63,037,262	$343,887,020	$198,050,391
Licensing	4,530,493	7,561,270	16,641,176	21,238,697

Total Revenues	$159,485,016	$70,598,532	$360,528,196	$219,289,088

Operating Income:
Product	$12,467,442	$48,287	$17,782,986	$6,870,779
Licensing	2,210,290	5,940,273	10,108,438	17,943,755

Total Operating Income	$14,677,732	$5,988,560	$27,891,424	$24,814,534

12. SALANT ACQUISITION

On June 19, 2003, the Company acquired Salant Corporation. The aggregate merger consideration paid by the Company was approximately $91.0 million, comprised of approximately $51.9 million in cash, approximately $35.8 million worth of newly issued Perry Ellis common stock and approximately $3.3 million in merger costs.

Salant licensed the Perry Ellis brand from the Company for men’s sportswear, dress shirts, dress bottoms and accessories, and derived approximately $164.3 million, or 65%, of its 2002 revenues from the sale of Perry Ellis products. Salant was the Company’s largest licensee of Perry Ellis branded apparel. The remaining $87.7 million of Salant’s 2002 revenue was made up of sales of product under Salant’s owned brands such as Axis® and Tricots St. Raphael®, sales under license agreements for use of the JNCO® and Ocean Pacific® brands, as well as several private label programs.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third party valuations of certain intangible assets; thus the allocation of the purchase price may be subject to change.

(In Thousands)
Total purchase price
Market value of stock issued	$35,805
Cash consideration paid	51,906

Total purchase price	87,711
Total direct merger costs	3,155

Total adjusted purchase price	$90,866

Net assets of Salant based on amounts as of June 19, 2003	$77,054
Increase (decrease) in net assets to reflect estimated fair value adjustments under the purchase method of accounting:

Deferred taxes, current and long-term, net	39,738
Property, plant and equipment	(8,319)
Other assets
Retail stores fixtures	(3,070)
Deferred rental income	(456)
License agreements	(5,479)
Intangible assets, net	(8,545)
Deferred rental expense	1,492
Net pension liability	(1,549)

Fair value of net assets acquired	$90,866

13. PRO FORMA FINANCIAL INFORMATION

The pro forma financial information presented below, gives effect to the Salant acquisition, as if it occurred as of the beginning of the fiscal year for the three and nine months ended October 31, 2003 and 2002. The information presented below is for illustrative purposes only and is not indicative of results, which would have been achieved, or results, which may be achieved in the future.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
	(in thousands, except per share data)		(in thousands, except per share data)
Total revenues	$159,485	$132,960	$458,135	$389,653

Net income [1]	$1,673	$940	$8,371	$9,705

Net income per share
Basic	$0.20	$0.15	$1.00	$1.52

Diluted	$0.18	$0.14	$0.93	$1.50

[1]	Net income includes $0.92 million, net of tax, of non-recurring direct merger related costs recorded by Salant during the nine months ended October 31, 2003.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or SPEs). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company is required to adopt the provisions of FIN 46 immediately for variable interests in variable interest entities created after January 31, 2003, and in the quarter ending January 31, 2004 for variable interests in variable interest entities created before February 1, 2003. However, certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities as defined in FIN 46. Accordingly, the Company has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the adoption of FIN 46.

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

The Company also had an interest rate cap (the “October Swap Agreement”) maturing on April 1, 2006 with a notional amount of $40.0 million. The Company also had a basis swap with a notional amount of $40.0 million that matured in April 2003. The interest rate cap effectively hedge against increases in the variable rate of interest paid on the interest rate swap and the basis swap decreased the spread on the interest rate swap for 18 months through April 2003. Neither of these derivatives qualified for hedge accounting and accordingly, are reflected at fair value in the Company’s consolidated balance sheet with the offset being recognized in the consolidated statements of income for the periods presented. Interest expense for the three months ended October 31, 2003 and October 31, 2002 decreased by approximately $0.1 million and $0.2 million, respectively, as a result of the recognition of these derivatives. Interest expense for each of the nine months ended October 31, 2003 and 2002 increased by approximately $0.2 million and $0.4 million, respectively, as a result of the recognition of these derivatives.

In August 2003, the Company terminated the October Swap Agreement and the August Swap Agreement for approximately $1.9 million.

At October 31, 2003, the Company had an interest rate swap and option (the “March Swap Agreement”) for an aggregate notional amount of $57.0 million in order to minimize the debt servicing costs associated with the senior secured notes. The March Swap Agreement is a fair value hedge as it has been designated against the senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in the Company’s consolidated balance sheet. The fair value of the March Swap Agreement recorded on the Company’s consolidated balance sheet was $4.0 million as of October 31, 2003.

At October 31, 2003, the Company had an interest rate floor agreement (the “December Floor Agreement”) for an aggregate notional amount of $57.0 million associated with the senior secured notes. The December Floor Agreement is scheduled to terminate on March 15, 2005. Under the December Floor Agreement, the Company must pay the difference between the three-month LIBOR rate and 1.50% for all rate resets in which the LIBOR is below 1.50%. When the LIBOR is equal to or greater than 1.50%, the Company makes no payments under the December Floor Agreement.

The December Floor Agreement did not qualify for hedge accounting treatment, resulting in $0.1 million decrease of recorded interest expense on the consolidated statement of income for the three and nine months ended October 31, 2003. The fair value of the December Floor Agreement recorded on the Company’s consolidated balance sheet was ($0.2) million as of October 31, 2003.

In April 2003, the Company entered into an interest rate cap agreement (the “April Cap Agreement”) for an aggregate notional amount of $57.0 million associated with the senior secured notes. The April Cap Agreement is scheduled to terminate on March 15, 2009. The April Cap Agreement caps the interest rate on the senior secured notes at 10%.

The April Cap Agreement did not qualify for hedge accounting treatment, resulting in $0.5 million and a $0.1 million increase of recorded interest expense on the consolidated statement of income for the three and nine months ended October 31, 2003, respectively. The fair value of the April Cap Agreement recorded on the Company’s consolidated balance sheet was ($0.1) million as of October 31, 2003.

In conjunction with the Company’s September 2003 offering of $150.0 million of 8 7/8% senior subordinated notes due September 15, 2013, the Company entered into interest rate swap agreements (the “September Swap Agreement”) for an aggregate notional amount of $150.0 million in order to minimize the debt servicing costs associated with the new senior subordinated notes. The September Swap Agreement is scheduled to terminate on September 15, 2013. Under the September Swap Agreement, the Company is entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8 7/8% and is obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the six-month LIBOR rate plus 394 basis points for the period from September 22, 2003 through September 15, 2013. The September Swap Agreement has optional call provisions with trigger dates of September 15, 2008, September 15, 2009, September 15, 2010 and September 15, 2011, which contain premium requirements in the event the call is exercised.

The September Swap Agreement is a fair value hedge as it has been designated against the 8 7/8% senior subordinated notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in our consolidated balance sheet. The fair value of the September Swap Agreement recorded on the consolidated balance sheet was ($3.3) million as of October 31, 2003.

The Company does not currently have a significant exposure to foreign exchange risk and accordingly, has not entered into any transactions to hedge against those risks.

16. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

Perry Ellis International, Inc. and several of its subsidiaries have fully and unconditionally guaranteed the senior secured notes and senior subordinated notes on a joint and several basis. As such, the following consolidating condensed financial statements, which present, in separate columns: Perry Ellis, the guarantors on a combined and the non-guarantors on a consolidated basis are required to be presented. Additional columns present eliminating adjustments and consolidated totals as of October 31, 2003 and January 31, 2003, and for the three months and nine months ended October 31, 2003 and 2002. The Company has not presented separate financial statements and other disclosures concerning the combined guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF OCTOBER 31, 2003

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$42,715,201	$(42,097,694)	$1,914,390	$—	$2,531,897
Accounts receivable, net	(110,156)	142,603,891	3,205,281	(20,173,216)	125,525,800
Intercompany receivable—Guarantors	—	120,589,753	—	(120,589,753)	—
Intercompany receivable—Non Guarantors	—	1,298,881	—	(1,298,881)	—
Inventories, net	—	86,330,443	595,121	—	86,925,564
Deferred income taxes	—	15,030,711	—	—	15,030,711
Prepaid income taxes	—	4,201,724	—	—	4,201,724
Other current assets	1,344,498	6,693,840	43,110	—	8,081,448

Total current assets	43,949,543	334,651,549	5,757,902	(142,061,850)	242,297,144
Property and equipment, net	8,659	36,329,229	17,330	—	36,355,218
Intangible assets, net	—	127,202,619	21,222,000	2,268,748	150,693,367
Deferred income taxes	—	31,891,364	—	—	31,891,364
Investment in subsidiaries	171,741,959	—	—	(171,741,959)	—
Other	1,019,662	6,168,397	—	—	7,188,059

TOTAL	$216,719,823	$536,243,158	$26,997,232	$(311,535,061)	$468,425,152

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$743,052	$22,854,602	$548,541	$—	$24,146,195
Accrued expenses	217,934	15,302,219	—	—	15,520,153
Intercompany payable—Parent	(70,173,669)	279,903,772	1,299,667	(211,029,770)	—
Income taxes payable	(2,165,159)	515,158	810,564	839,437	—
Accrued interest payable	—	1,133,946	—	—	1,133,946
Unearned revenues	—	826,373	201,759	—	1,028,132
Other current liabilities	—	1,961,392	90,230	—	2,051,622

Total current liabilities	(71,377,842)	322,497,462	2,950,761	(210,190,333)	43,880,048
Senior subordinated notes payable, net	146,650,564	—	20,173,216	(20,173,216)	146,650,564
Senior secured notes payable, net	—	59,918,680	—	—	59,918,680
Senior credit facilities	—	31,873,064	—	—	31,873,064
Real estate mortgage	—	11,600,000	—	—	11,600,000
Deferred income tax	—	13,750,506	—	—	13,750,506
Deferred pension obligation	—	18,362,549	—	—	18,362,549

Total long-term liabilities	146,650,564	135,504,799	20,173,216	(20,173,216)	282,155,363

Total liabilities	75,272,722	458,002,261	23,123,977	(230,363,549)	326,035,411

Commitments and Contingencies
Long-term debt	—	—	672,556	(672,556)	—

Minority interest	—	—	942,640	0	942,640

Stockholders’ Equity:
Preferred stock $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—	—	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 8,451,450 shares issued and outstanding as of October 31, 2003	84,514	100	63	(163)	84,514
Additional paid-in-capital	64,476,160	—			64,476,160
Contributing capital	—	3,997,338	—	(3,997,338)	—
Retained earnings	76,849,557	74,270,858	2,050,798	(76,321,656)	76,849,557
Accumulated other comprehensive income	295,464	(27,399)	207,198	(179,799)	295,464
Treasury stock	(258,594)	—	—	—	(258,594)

Total stockholders’ equity	141,447,101	78,240,897	2,258,059	(80,498,956)	141,447,101

TOTAL	$216,719,823	$536,243,158	$26,997,232	$(311,535,061)	$468,425,152

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JANUARY 31, 2003

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(148,681)	$3,533,055	$1,298,803	$—	$4,683,177
Accounts receivable, net	21,784	78,161,200	1,306,755	—	79,489,739
Intercompany receivable—Guarantors	—	53,636,456	—	(53,636,456)	—
Intercompany receivable—Non Guarantors	—	582,410	—	(582,410)	—
Inventories, net	—	50,908,167	398,307	—	51,306,474
Deferred income taxes	—	2,957,765	—	—	2,957,765
Prepaid income taxes	—	3,361,650	—	—	3,361,650
Other current assets	285,385	3,819,382	—	—	4,104,767

Total current assets	158,488	196,960,085	3,003,865	(54,218,866)	145,903,572

Property and equipment, net	—	31,019,320	29,556	—	31,048,876
Intangible assets, net	—	126,695,276	15,490,786	—	142,186,062
Investment in subsidiaries	74,705,213	—	—	(74,705,213)	—
Other	837,500	11,261,335	—	—	12,098,835

TOTAL	$75,701,201	$365,936,016	$18,524,207	$(128,924,079)	$331,237,345

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$123,969	$12,501,910	$194,289	$—	$12,820,168
Accrued expenses	242,248	4,812,742	3,758	—	5,058,748
Intercompany payable—Parent	(21,635,693)	59,034,006	16,863,647	(54,261,960)	—
Income taxes payable	(231,617)	123,305	108,312	—	—
Accrued interest payable	—	4,674,929	—	—	4,674,929
Unearned revenues	—	1,865,100	129,454	—	1,994,554
Other current liabilities	—	1,449,615	7,807	—	1,457,422

Total current liabilities	(21,501,093)	84,461,607	17,307,267	(54,261,960)	26,005,821

Senior subordinated notes payable, net	(2,199,492)	101,380,072	—	—	99,180,580
Senior secured notes payable, net	—	60,729,796	—	—	60,729,796
Senior credit facilities	—	22,922,287	—	—	22,922,287
Real estate mortgage	—	11,600,000	556,922	(556,922)	11,600,000
Deferred income tax	—	10,694,595	—	—	10,694,595

Total long-term liabilities	(2,199,492)	207,326,750	556,922	(556,922)	205,127,258

Total liabilities	(23,700,585)	291,788,357	17,864,189	(54,818,882)	231,133,079

Commitment and Contingencies
Minority interest	—	—	702,449	31	702,480

Stockholders’ Equity:
Preferred stock $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—	—	—	—
Common stock $.01 par value; 30,000,000 shares authorized; 6,425,641 shares issued and outstanding as of January 31, 2003	64,257	100	63	(163)	64,257
Additional paid-in-capital	27,198,094	—	—		27,198,094
Contributing capital	—	3,997,338	—	(3,997,338)	—
Retained earnings	72,182,529	70,252,092	(101,271)	(70,150,821)	72,182,529
Accumulated other comprehensive income	(43,094)	(101,871)	58,777	43,094	(43,094)

Total stockholders’ equity	99,401,786	74,147,659	(42,431)	(74,105,228)	99,401,786

TOTAL	$75,701,201	$365,936,016	$18,524,207	$(128,924,079)	$331,237,345

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2003

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$152,451,947	$2,502,576	$—	$154,954,523
Royalty income	—	5,014,018	1,216,468	(1,699,993)	4,530,493

Total revenues	—	157,465,965	3,719,044	(1,699,993)	159,485,016
Cost of sales	—	107,325,257	1,185,615	(1,699,993)	106,810,879

Gross profit	—	50,140,708	2,533,429	—	52,674,137
Operating expenses
Selling, general and administrative expenses	2,131,252	35,557,347	879,748	(2,268,747)	36,299,600
Depreciation and amortization	37,673	1,656,503	2,630	—	1,696,806

Total operating expenses	2,168,925	37,213,850	882,378	(2,268,747)	37,996,406

Operating income	(2,168,925)	12,926,858	1,651,051	2,268,747	14,677,731
Costs on early extinguishment of debt		7,317,000	—	—	7,317,000
Interest expense	—	4,259,349	170,318	—	4,429,667

Income (loss) before minority interest and income taxes	(2,168,925)	1,350,509	1,480,733	2,268,747	2,931,064
Minority interest	—	—	214,084	—	214,084
Equity in earnings of subsidiaries, net	(3,039,900)	—	—	3,039,900	—
Income taxes (benefit)	(802,502)	617,950	388,618	839,437	1,043,503

Net income	$1,673,477	$732,559	$878,031	$(1,610,590)	$1,673,477

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2002

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues
Net sales	$—	$61,215,789	$1,821,473	$—	$63,037,262
Royalty income	1,400,015	6,161,255	—	—	7,561,270

Total revenues	1,400,015	67,377,044	1,821,473	—	70,598,532
Cost of sales	—	45,150,015	896,540	—	46,046,555

Gross profit	1,400,015	22,227,029	924,933	—	24,551,977
Operating expenses
Selling, general and administrative expenses	932,500	16,267,916	509,635	—	17,710,051
Depreciation and amortization	—	851,481	1,885	—	853,366

Total operating expenses	932,500	17,119,397	511,520	—	18,563,417

Operating income	467,515	5,107,632	413,413	—	5,988,560
Interest expense	(18,058)	4,168,890	2,249	—	4,153,081

Income before minority interest and income taxes	485,573	938,742	411,164	—	1,835,479
Minority interest	—	—	79,103	—	79,103
Equity in earnings of subsidiaries, net	(757,911)	—	—	757,911	—
Income taxes	181,607	346,625	166,267	—	694,499

Net income	$1,061,877	$592,117	$165,794	$(757,911)	$1,061,877

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2003

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$339,781,479	$4,105,541	$—	$343,887,020
Royalty income	—	14,975,829	4,022,991	(2,357,644)	16,641,176

Total revenues	—	354,757,308	8,128,532	—	360,528,196
Cost of sales	—	242,725,554	2,182,203	(2,357,644)	242,550,113

Gross profit	—	112,031,754	5,946,329	—	117,978,083
Operating expenses
Selling, general and administrative expenses	4,617,991	81,598,488	1,916,819	(2,268,748)	85,864,550
Depreciation and amortization	37,750	4,175,095	9,264	—	4,222,109

Total operating expenses	4,655,741	85,773,583	1,926,083	(2,268,748)	90,086,659

Operating income	(4,655,741)	26,258,171	4,020,246	2,268,748	27,891,424
Costs on early extinguishment of debt	—	7,317,000	—	—	7,317,000
Interest expense	6	12,257,412	525,701	—	12,783,119

Income before minority interest and income taxes	(4,655,747)	6,683,759	3,494,545	2,268,748	7,791,305
Minority interest	—	—	240,191	—	240,191
Equity in earnings of subsidiaries, net	(7,600,145)	—	—	7,600,145	—
Income taxes	(1,722,630)	2,664,994	1,102,285	839,437	2,884,086

Net income	$4,667,028	$4,018,765	$2,152,069	$(6,170,834)	$4,667,028

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2002

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$195,527,563	$2,522,828	$—	$198,050,391
Royalty income	3,350,103	17,888,594	—	—	21,238,697

Total revenues	3,350,103	213,416,157	2,522,828	—	219,289,088
Cost of sales	—	145,000,204	1,514,240	—	146,514,444

Gross profit	3,350,103	68,415,953	1,008,588	—	72,774,644
Operating expenses
Selling, general and administrative expenses	2,422,308	42,628,013	653,595	—	45,703,916
Depreciation and amortization	—	2,253,164	3,030	—	2,256,194

Total operating expenses	2,422,308	44,881,177	656,625	—	47,960,110

Operating income	927,795	23,534,776	351,963	—	24,814,534
Interest expense	(18,058)	11,820,671	3,779	—	11,806,392

Income before minority interest and income taxes	945,853	11,714,105	348,184	—	13,008,142
Minority interest	—	—	88,948	—	88,948
Equity in earnings of subsidiaries, net	(7,420,374)	—	—	7,420,374	—
Income taxes	353,478	4,404,542	148,425	—	4,906,445

Net income	$8,012,749	$7,309,563	$110,811	$(7,420,374)	$8,012,749

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2003

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,667,028	$4,018,765	$2,152,069	$(6,170,834)	$4,667,028
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37,750	3,352,877	9,264	—	3,399,891
Amortization of debt issue cost	—	878,599	—	—	878,599
Amortization of bond discount	—	274,155	—	—	274,155
Deferred income taxes	—	3,830,601	—	—	3,830,601
Costs on early extinquishment of debt	—	7,317,000			7,317,000
Minority interest	—	—	240,160	—	240,160
Equity in earnings of subsidiaries, net	(97,036,746)	—	—	97,036,746	—
Other	338,558	—	(130,022)	—	208,536
Changes in operating assets and liabilities
Accounts receivable, net	(48,406,036)	102,591,779	2,974,796	(89,436,600)	(32,276,061)
Inventories	—	11,291,724	(196,814)	—	11,094,910
Other current assets and prepaid income taxes	(1,059,113)	(1,794,532)	(43,110)	—	(2,896,755)
Other assets	1,855,394	1,743,004	—	—	3,598,398
Accounts payable and accrued expenses	594,769	(12,487,281)	350,493	—	(11,542,019)
Income taxes payable	(1,933,542)	391,853	702,252	839,437	—
Accrued interest payable	—	(3,540,983)	—	—	(3,540,983)
Other current liabilities and unearned revenues	—	(526,950)	154,728	—	(372,222)

Net cash provided by (used in) operating activities	(140,941,938)	117,340,611	6,213,816	2,268,749	(15,118,762)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(46,409)	2,170,863	(5,728,252)	(2,268,748)	(5,872,546)
Payment for acquired businesses, net of cash acquired	35,554,711	(66,776,000)	—	—	(31,221,289)

Net cash provided by (used in) investing activities:	35,508,302	(64,605,137)	(5,728,252)	(2,268,748)	(37,093,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from senior credit facility	—	8,950,777	—	—	8,950,777
Net payments of senior subordinated notes	—	(107,317,000)	—	—	(107,317,000)
Net proceeds from senior subordinated notes	146,812,500	—	—	—	146,812,500
Purchase of stock options	(258,594)				(258,594)
Proceeds from exercise of stock options	1,743,612	—	—	—	1,743,612

Net cash provided by financing activities:	148,297,518	(98,366,223)	—	—	49,931,295

Effect of exchange rate changes on cash and cash equivalents	—	—	130,022	—	130,022
NET (DECREASE) INCREASE IN CASH	42,863,882	(45,630,749)	615,586	—	(2,151,280)
CASH AT BEGINNING OF YEAR	(44,791)	3,533,055	1,194,913	—	4,683,177

CASH AT END OF YEAR	42,819,091	(42,097,694)	1,810,499	—	2,531,897

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2002

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,012,749	$7,309,563	$110,811	$(7,420,374)	$8,012,749
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1,722,370	3,030	—	1,725,400
Amortization of debt issue cost	—	612,188	—	—	612,188
Amortization of bond discount	—	257,356	—	—	257,356
Deferred income taxes	—	2,554,329	—		2,554,329
Minority interest	—	—	88,948	—	88,948
Equity in earnings of subsidiaries, net	(13,617,204)	6,196,830	—	7,420,374	—
Other	—	2,826	8,957	—	11,783
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	4,604,311	(16,134,286)	(48,789)	—	(11,578,764)
Inventories	—	1,985,937	(351,791)	—	1,634,146
Other current assets and prepaid income taxes	(169,819)	(4,424,678)	(38,070)	—	(4,632,567)
Other assets	(602,693)	(1,200,162)		—	(1,802,855)
Accounts payable and accrued expenses	687,004	3,320,988	67,054	—	4,075,046
Income taxes payable	50,575	(1,341,838)	(90,288)	—	(1,381,551)
Accrued interest payable	—	(2,542,237)	—	—	(2,542,237)
Other current liabilities and unearned revenues	(44,280)	142,933	(36,238)	—	62,415

Net cash used in operating activities	(1,079,357)	(1,537,881)	(286,376)	—	(2,903,614)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(20,611,092)	—	—	(20,611,092)
Payment on purchase of intangible assets, net	—	(210,914)	—	—	(210,914)
Payment for acquired businesses, net of cash acquired	—	(25,084,374)	—	—	(25,084,374)

Net cash used in investing activities:	—	(45,906,380)	—	—	(45,906,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of senior subordinated notes	—	(2,199,492)	—	—	(2,199,492)
Net (payments) proceeds from senior credit facility	—	(17,731,567)	63,240	—	(17,668,327)
Net proceeds from senior secured notes	—	55,589,250	—	—	55,589,250
Net proceeds from real estate mortgage	—	11,600,000	—	—	11,600,000
Proceeds from exercise of stock options	1,237,005	—	—	—	1,237,005

Net cash provided by financing activities:	1,237,005	47,258,191	63,240	—	48,558,436

Effect of exchange rate changes on cash and cash equivalents	—	—	13,718	—	13,718
NET (DECREASE) INCREASE IN CASH	157,648	(186,070)	(209,418)		(237,840)
CASH AT BEGINNING OF YEAR	—	124,998	1,178,980	—	1,303,978

CASH AT END OF YEAR	$157,648	$(61,072)	$969,562	$—	$1,066,138

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward — Looking Statements

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “believe,” “intend,” “envision,” and similar words or phrases. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that would affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth in various places in this report. These factors include:

•	general economic conditions;

•	a significant decrease in business from or loss of any of our major customers;

•	the effectiveness of our planned advertising, marketing and promotional campaigns;

•	our ability to contain costs;

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses into our existing organization and

•	operations including the Salant acquisition;

•	our future capital needs and the ability to obtain financing;

•	our ability to predict consumer preferences;

•	our ability to compete;

•	the termination or non-renewal of any material license agreements to which we are a party;

•	the seasonality of our swimwear business;

•	anticipated trends and conditions in our industry, including future consolidation;

•	changes in the costs of raw materials, labor and advertising;

•	failure of a supplier or licensee to use acceptable operating and labor practices;

•	restrictions and limitations placed on us by our debt instruments;

•	changes in fashion trends and customer acceptance of both new designs and newly introduced products;

•	the level of consumer spending for apparel and other merchandise;

•	exposure to foreign currency risks; competition among department and specialty stores;

•	possible disruption in commercial activities due to terrorist activity and armed conflict; and

•	other factors set forth in this report and in our other filings with the Securities and Exchange Commission.

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

Results of Operations

The following is a discussion of the results of operations for the third quarter of the fiscal year ended January 31, 2004 (“fiscal 2004”) compared with the third quarter of the fiscal year ended January 31, 2003 (“fiscal 2003”).

Three and Nine months Ended October 31, 2003 compared with Three and Nine months Ended October 31, 2002.

Total revenues. Total revenues consist of net sales and royalty income. Total revenues for the third quarter of fiscal 2004 were $159.5 million, an increase of 125.9%, or $88.9 million, from $70.6 million for the third quarter of fiscal 2003. The increase was due mainly to an increase of $82.6 million in net sales generated by the Salant business, which we acquired in the Salant acquisition in the middle of the second quarter of fiscal 2004, an increase of $2.0 million in net sales generated by our swimwear business, which generated lower sales in the third quarter of fiscal 2003, and a $7.3 million increase in net sales in our other men’s sportswear business which includes all of our businesses other than our Salant business and swimwear business. This increase was offset in part by a decrease in royalty income of $3.0 million described below.

Total revenues for the nine months ended October 31, 2003 increased 64.4%, or $141.2 million, to $360.5 million from $219.3 million for the nine months ended October 31, 2002. The increase was due mainly to an increase of $113.4 million in net sales generated by the Salant business, and an increase of $36.4 million in net sales generated by our swimwear business, which were offset in part by a $4.0 million reduction in net sales in our other men’s sportswear business described below and a $4.6 million reduction in royalty income described below.

Net sales. Net sales increased $92.0 million, or 145.8%, to $155.0 million for the third quarter of fiscal 2004 from $63.0 million in the third quarter of fiscal 2003. The increase in net sales is primarily attributable to the increases in net sales generated by the Salant business, and by our swimwear, and other men’s sportswear business.

Net sales increased $145.8 million, or 73.6%, to $343.9 million for the nine months ended October 31, 2003 from $198.1 million for the nine months ended October 31, 2002. The increase was due mainly to the increases in net sales generated by the Salant business, and by our swimwear business. This increase in net sales was offset in part by the lower net sales in our other men’s sportswear business described above.

Royalty income. Royalty income for the third quarter of fiscal 2004 was $4.5 million, a decrease of 40.1% from $7.6 million for the comparable third quarter of fiscal 2003. The decrease in royalty income for the third quarter of fiscal 2004 was due primarily to the decrease in royalty income in excess of guaranteed minimums for certain of the licensees of the Perry Ellis and John Henry brands and lower royalties of $1.7 million due to the acquisition of Salant, which was our largest licensee. Royalty income is derived from agreements entered into by us with our licensees, which average three years in length. The vast majority of our license agreements require licensees to pay us a royalty, based on net sales and require licensees to pay a guaranteed minimum royalty. Approximately 79% and 62% of our royalty income was attributable to guaranteed minimum royalties with the balance attributable to royalty income in excess of the guaranteed minimums for the third quarter of fiscal 2004 and 2003, respectively.

Royalty income for the nine months ended October 31, 2003 decreased 21.6% to $16.6 million from $21.2 million for the nine months ended October 31, 2002. The decrease in royalty income for the nine months ended October 31, 2003 was due primarily to the decrease in royalty income in excess of guaranteed minimums for certain of the licensees of the Perry Ellis and John Henry brands and lower royalties of $2.4 million due to the acquisition of Salant, which was our largest licensee.

Cost of sales. Cost of sales for the third quarter of fiscal 2004 increased $60.8 million, or 132.0%, to $106.8 million from $46.0 million in the comparable third quarter of fiscal 2003 due mainly to the increase in net sales for the period as described above.

Cost of sales for the nine months ended October 31, 2003, increased $96.0 million to $242.6 million, or 65.5%, compared to $146.5 million for the nine months ended October 31, 2002. This increase was due mainly to the increase in net sales for the period as described above.

As a percentage of revenues, cost of sales increased from 65.2% in the third quarter of fiscal 2003 to 67.0% in the third quarter of fiscal 2004, and from 66.8% in the nine months ended October 31, 2002 to 67.3% in the comparable period of fiscal 2004 due primarily to lower royalty income as described above in the three and nine months ended October 31, 2003 as compared to the comparable fiscal 2003 periods offset by our planned change in our sales mix between private label and branded label sales, which typically generate higher gross margins. Cost of sales includes only costs relating to sale of product and excludes costs relating to royalty income, which are immaterial.

Gross profit was $52.7 million in the third quarter of fiscal 2004, or 33.0% of total revenues, as compared to $24.6 million, or 34.8% of revenues, in the third quarter of fiscal 2003. For the nine months of fiscal 2004, gross profit increased by 62.1% to $118.0 million from $72.8 million for the comparable fiscal 2003 period. The increase in gross profit for the three and nine months ended October 31, 2003 as compared to the comparable fiscal 2003 periods is primarily attributed to our planned increased focus on branded label sales, which accounted for 93.3% of our net sales in the first nine months of fiscal 2004 as compared to 73.4% in the first nine months of fiscal 2003, and contributes to greater gross profit since branded label sales typically generate higher gross margins, and incremental gross profit contributed by Salant from acquisition date to the end of the third quarter of fiscal 2004, partially offset by lower royalty income as described above.

The gross profit percentage for branded label sales typically is 3% to 5% higher than our private label sales depending on customer and product mix. Our gross profit percentage may not be comparable to others in our industry, because our gross profit includes royalty income and others in the apparel industry may not have such income.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $18.6 million, or 105.0%, to $36.3 million for the third quarter of fiscal 2004 from $17.7 25 million for the third quarter of fiscal 2003. As a percentage of total revenues, selling, general and administrative expenses were 22.8% in the third quarter of fiscal 2004 compared to 25.1% in the comparable fiscal 2003 quarter. The increase in selling, general and administrative costs is primarily attributable to the additional $19.2 million in expenses incurred by our Salant business, and $1.6 million in expenses incurred by our swimwear business, which expenses were immaterial in the comparable prior year period. This increase was offset in part by a $2.2 million decrease in expenses related to our men’s sportswear business.

Selling, general and administrative expenses increased $40.2 million, or 87.9%, to $85.9 million for the first nine months of fiscal 2004 from $45.7 million for the comparable fiscal 2003 period. As a percentage of total revenue, selling, general and administrative expenses were 23.8% in the nine months ended October 31, 2003 compared to 20.8% in the comparable 2003 fiscal period. The increase in selling, general and administrative costs for the nine months ended October 31, 2003 is primarily attributable to an additional $25.3 million in expenses incurred by our Salant business, $10.5 million in expenses incurred by our swimwear business, which were also immaterial in the comparable prior year period, an additional $4.4 million incurred by our men’s sportswear business including increased employee costs and travel costs incurred integrating the Salant business.

Depreciation and amortization. Depreciation and amortization increased $0.8 million for the third quarter of fiscal 2004 to $1.7 million from $0.9 million in the comparable quarter of fiscal 2003. Depreciation and amortization increased $2.0 million for the nine months ended October 31, 2003 to $4.2 million from $2.2 million in the comparable fiscal 2003 period. The increase is due to the increase in property and equipment purchased in fiscal 2004 and the purchase of the main administrative office, warehouse and distribution facility in Miami and the Seneca distribution center. As of October 31, 2003, we owned approximately $36.4 million of property, plant and equipment compared to $30.3 million of property, plant and equipment as of October 31, 2002.

Costs on early extinguishment of debt. Costs on early extinguishment of debt increased $7.3 million for the third quarter of fiscal 2004 and the nine months ended October 31, 2003 compared to the comparable fiscal 2003 period. On October 15, 2003, we redeemed the $100 million of 12 ¼% senior subordinated notes that were scheduled to mature on April 1, 2006 for approximately $107.3 million. This redemption resulted in costs on early extinguishment of debt due to the call premium and other associated redemption costs.

Interest expense. Interest expense increased $0.3 million, or 6.7%, for the third quarter of fiscal 2004 to $4.4 million from $4.1 million in the comparable fiscal 2003 quarter. The increase is mainly due to slightly higher interest rates, interest expense on the $150.0 million senior subordinated notes, offset by the impact of certain derivative hedging transactions from the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003.

Interest expense increased $1.0 million, or 8.3%, for the nine months ended October 31, 2003 to $12.8 million from $11.8 million in the comparable fiscal 2003 period. The increase is mainly due to an increase in long-term debt for the nine months ended October 31, 2003 compared to the nine months ended October 31, 2002. As of October 31, 2003, we had $250.0 million in long-term debt compared to $175.1 million in October 31, 2002 as a direct result of the Salant acquisition. In addition, the $57.0 million senior secured notes were outstanding for the nine months of fiscal 2004 compared to seven and one-half months of fiscal 2003. The interest expense on higher outstanding debt was offset in part, however, by the impact of certain derivative hedging transactions described in “Item 3: Quantitative and Qualitative Disclosures about Market Risks.”

Income taxes. For the third quarter of fiscal 2004, our effective tax rate was 35.6% as compared to 37.9% for the comparable fiscal 2003 period. For the nine months ended October 31, 2003, our effective tax rate was 37.0% as compared to 37.7% for the comparable fiscal 2003 period.

Net income. Our net income for the third quarter of fiscal 2004 was $1.7 million, an increase of $0.6 million compared to net income of $1.1 million for the comparable fiscal 2003 quarter. Net income for the nine months ended October 31, 2003 decreased $3.3 million to $4.7 million from $8.0 million for the comparable fiscal 2003 period. The decrease in net income was due to the changes described above.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility to finance our operations and expansion. Net cash used in operating activities was $15.1 million in the nine months ended October 31, 2003, compared to cash used in operating activities of $2.9 million in the comparable fiscal 2003 period. The increase of $12.2 million in the level of cash used in operating activities is primarily attributable to an increase in accounts receivable, inventory, accounts payable and accrued expenses, and lower net income.

Net cash used in investing activities was $37.1 million for the nine months ended October 31, 2003, which primarily reflects the acquisition of Salant, net of cash acquired, and purchases of property and equipment made during the period. Net cash used in investing activities was $45.9 million for the nine months ended October 31, 2002, which reflects the $25.1 million purchase price of the Jantzen acquisition and purchases of computer equipment and related software enhancements cost of $0.2 million. In addition, during the nine months ended October 31, 2002, the Company used $20.6 million for the purchase of property, plant and equipment, which included the $14.5 million contingent rental payment that was required by the termination of the synthetic lease.

Net cash provided by financing activities for the nine months ended October 31, 2003 totaled $49.9 million, which primarily reflects the net proceeds from our senior credit facility of $9.0 million, net proceeds from our offering of our 8 7/8% senior subordinated notes of $146.8 million, proceeds from the exercise of employee stock options of $1.7 million, offset by payments to redeem our 12 ¼% senior subordinated notes of $107.3 million which included a redemption premium, and purchases of treasury stock of $0.3 million. Net cash provided by financing activities for the nine months ended October 31, 2002 totaled $48.6 million, which reflects the net proceeds from our offering of senior secured notes of $55.6 million, the proceeds from the exercise of employee stock options of $1.2 million, proceeds from the real estate mortgage of $11.6 million on our main administrative office, warehouse and distribution facility, offset by net repayments under our senior credit facility of $17.7 million, and payments of our 12 ¼% senior subordinated notes of $2.2 million.

On June 19, 2003, we acquired Salant Corporation, which was our largest licensee. The aggregate merger consideration paid by us was approximately $91.0 million, comprised of approximately $51.9 million in cash, approximately $35.8 million worth of our newly issued common stock and approximately $3.3 million in merger costs. The cash portion of the merger consideration was funded from Salant’s available cash reserves and through borrowings under our senior credit facility.

Salant licensed the Perry Ellis brand from us for men’s sportswear, dress shirts, dress bottoms and accessories and derived approximately $164.3 million, or 65% of its fiscal 2002 revenues, from the sale of Perry Ellis products. Salant was our largest licensee of Perry Ellis branded apparel. The remaining $87.7 million of Salant’s fiscal 2002 revenue were made up of Salant’s owned brands such as Axis® and Tricots St. Raphael®, sales under license agreements for use of the JNCO® and Ocean Pacific® brands, as well as several private label programs.

Senior Credit Facility

Our amended senior credit facility with Congress Financial Corporation (Florida), as agent for a syndicate of lenders, provides us with a revolving credit facility of up to an aggregate amount of $110.0 million. The senior credit facility expires in September 2005 and the indebtedness thereunder ranks ahead of the 8 7/8% senior subordinated notes.

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

Interest. Interest on the principal balance under the senior credit facility accrues, at our option, at either (a) 0.25% above our bank prime lending rate with adjustments depending upon our quarterly average excess availability plus excess cash or leverage ratio or (b) 2.50% above the rate quoted by our bank as the average Eurodollar Rate (“Eurodollar”) for 1-, 2-, 3- and 6-month Eurodollar deposits with one-quarter percentage point adjustments depending upon our quarterly average excess availability plus excess cash and leverage ratio at the time of borrowing.

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

Letter of Credit Facilities

As of October 31, 2003, we maintained four U.S. dollar letter of credit facilities totaling $90.0 million and one letter of credit facility totaling $2.8 million utilized by our Canadian joint venture. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets, including but not limited to the capital stock or membership interests, as the case may be, of certain of our subsidiaries. As of October 31, 2003, there was $38.7 million available under existing letter of credit facilities.

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

12 ¼% Senior Subordinated Notes

We issued $100.0 million 12 ¼% senior subordinated notes on April 6, 1999, the proceeds of which were used to acquire the Perry Ellis, John Henry and Manhattan brands and to pay down the outstanding balance of the senior credit facility at that time. The notes mature on April 1, 2006 and bear interest at the rate of 12¼% payable on April 1 and October 1 in each year. The proceeds to us were $98,852,000 yielding an effective interest rate of 12.39% after deduction of discounts. We entered into certain derivative hedging transaction described in “Item 3: Quantitative and Qualitative Disclosures about Market Risks” in order to minimize debt service costs related to these senior subordinated notes. In November 2002, we repurchased $2.2 million of the 12 ¼% senior subordinated notes. On October 15, 2003, we redeemed the $100 million of 12 ¼% senior subordinated notes that were scheduled to mature on April 1, 2006 for approximately $107.3 million.

8 7/8% Senior Subordinated Notes

We issued $150 million 8 7/8% senior subordinated notes on September 22, 2003, the proceeds of which were used to redeem the 12 ¼% senior subordinated notes and to pay down the outstanding balance of the senior credit facility at that time. The notes mature on September 15, 2013 and bear interest at the rate of 8 7/8% payable semiannually on March 15 and September 15 of each year. The proceed to us were $146,812,500 yielding an effective interest rate of 9.1%. We entered into certain derivative hedging transaction described in “Item 3: Quantitative and Qualitative Disclosures about Market Risks” in order to minimize debt service costs related to these senior subordinated notes.

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

Contractual Obligations and Commercial Commitments

The following tables illustrate our contractual obligations and commercial commitments as of October 31, 2003 and include the effects of the transactions and amendments discussed above that occurred during the third quarter ended October 31, 2003.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior subordinated notes	$150,000,000	$—	$—	$—	$150,000,000

Senior secured notes	$57,000,000	$—	$—	$—	$57,000,000

Real estate mortgage	$11,600,000	$32,977	$285,985	$329,613	$10,951,426

Operating leases	$54,019,863	$7,882,392	$14,873,302	$11,687,510	$19,576,659

Total contractual cash obligations	$272,619,863	$7,915,369	$15,159,287	$12,017,123	$237,528,085

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Letter of credit	$40,794,381	$40,794,381	$—	$—	$—

Stand by letters of credit	$13,386,000	$—	$—	$13,386,000	$—

Total commercial commitments	$54,180,381	$40,794,381	$—	$13,386,000	$—

Management believes that the combination of borrowing availability under the amended senior credit facility, letter of credit facilities, and funds anticipated to be generated from operating activities, will be sufficient to meet our operating and capital needs in the foreseeable future.

Effects of Inflation and Foreign Currency Fluctuations

The Company does not believe that inflation or foreign currency fluctuations significantly affected its results of operations for the three months ended October 31, 2003.

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

In August 2001, we entered into an interest rate swap, option and interest rate cap agreements (the “August Swap Agreement”), for an aggregate notional amount of $40.0 million in order to minimize our debt servicing costs associated with our $100.0 million of 12¼% senior subordinated notes due April 1, 2006. The August Swap Agreement was subsequently modified through a basis swap entered into in October 2001 (the “October Swap Agreement,” and collectively with the August Swap Agreement, the “Swap Agreement”). The Swap Agreement was scheduled to terminate on April 1, 2006. Under the Swap Agreement, we were entitled to receive semi-annual interest payments on October 1 and April 1 at a fixed rate of 12¼% and were obligated to make semi-annual interest payments on October 1 and April 1 at a floating rate based on the six-month LIBOR rate plus 715 basis points for the 18-month period from October 1, 2001 through March 31, 2003 (per October Swap Agreement); and three-month LIBOR rate plus 750 basis points for the period from April 1, 2003 through April 1, 2006 (per the August Swap Agreement). The Swap Agreement had optional call provisions with trigger dates of April 1, 2003, April 1, 2004 and April 1, 2005, which contained certain premium requirements in the event the call was exercised.

The fair value of the August 2001 swap and the option component of the Swap Agreement recorded on our consolidated balance sheet was ($0.6) million and $2.2 million as of October 31, 2002, respectively. The interest rate cap and basis swap component of the Swap Agreement did not qualify for hedge accounting treatment, resulting in $0.1 million and $0.2 million decrease in interest expense for the third quarter of fiscal 2004 and fiscal 2003, respectively and an increase of $0.2 million and $0.4 million in interest expense on the statement of operations for each of the nine months ended October 31, 2003 and 2002, respectively.

In August 2003, the Company terminated the October Swap Agreement and the August Swap Agreement for approximately $1.9 million.

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

The March Swap Agreement is a fair value hedge as it has been designated against the 9½% senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in our consolidated balance sheet. The fair value of the March 2002 swap and the option component of the March Swap Agreement recorded on the consolidated balance sheet was $4.7 million and ($0.7) million respectively, as of October 31, 2003.

In December 2002, we entered into an interest rate floor agreement (the “December Floor Agreement”) for an aggregate notional amount of $57.0 million. The December Floor Agreement is scheduled to terminate on March 15, 2005. Under the December Floor Agreement, we must pay the difference between the three-month LIBOR rate and 1.50% for all rate resets in which the LIBOR is below 1.50%. When the LIBOR is equal to or greater than 1.50%, we make no payments under the December Floor Agreement.

The December Floor Agreement did not qualify for hedge accounting treatment under the SFAS No. 133, resulting in $0.1 million decrease of recorded interest expense in the consolidated statement of income for the three and nine months ended October 31, 2003. The fair value of the December Floor Agreement recorded on our consolidated balance sheet was ($0.2) million as of October 31, 2003.

In April 2003, we entered into an interest rate cap agreement (the “April Cap Agreement”) for an aggregate notional amount of $57.0 million associated with the senior secured notes. The April Cap Agreement is scheduled to terminate on March 15, 2009. The April Cap Agreement caps the interest rate on the $57.0 million senior secured notes at 10%.

The April Cap Agreement did not qualify for hedge accounting treatment, resulting in $0.5 million and a $0.1 million increase of recorded interest expense on the consolidated statement of income for the three and nine months ended October 31, 2003, respectively. The fair value of the April Cap Agreement recorded on our consolidated balance sheet was ($0.1) million as of October 31, 2003.

In conjunction with our September 2003 offering of $150.0 million of 8 7/8% senior subordinated notes due September 15, 2013, we entered into interest rate swap agreements (the “September Swap Agreement”) for an aggregate notional amount of $150.0 million in order to minimize the debt servicing costs associated with the new senior subordinated notes. The September Swap Agreement is scheduled to terminate on September 15, 2013. Under the September Swap Agreement, we are entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8 7/8% and are obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the six-month LIBOR rate plus 394 basis points for the period from September 22, 2003 through September 15, 2013. The September Swap Agreement has optional call provisions with trigger dates of September 15, 2008, September 15, 2009, September 15, 2010 and September 15, 2011, which contain premium requirements in the event the call is exercised.

The September Swap Agreement is a fair value hedge as it has been designated against the

8 7/8% senior subordinated notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in our consolidated balance sheet. The fair value of the September Swap Agreement recorded on the consolidated balance sheet was ($3.3) million as of October 31, 2003.

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

PART II: OTHER INFORMATION

ITEM 1.	Legal Proceedings

Not applicable

ITEM 2.	Changes in Securities

Not applicable

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5.	Other Information

Not applicable

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Index to Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

(b) Reports on Form 8-K:

1)	On August 28, 2003, Perry Ellis International, Inc. issued a press release to correct the information disclosed on its August 27, 2003 press release.

2)	On August 27, 2003, Perry Ellis International, Inc. issued a press release to report its results for its fiscal quarter ended July 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International Inc.

Dated:	December 12, 2003	By:	/s/ Timothy B. Page

Timothy B. Page, Chief Financial Officer