Form 10-K
period 2004-01-31
PERRY ELLIS INTERNATIONAL INC
filed 2004-04-16
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

Common Stock, par value $.01 per share

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).    Yes ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $124,696,201 (as of July 31, 2003).

The number of shares outstanding of the registrant’s Common Stock is 8,469,998 (as of April 6, 2004).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

Portions of the Company’s Proxy Statement for the 2004 Annual Meeting—Part III

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. References in this report to the Jantzen acquisition refer to our acquisition of the Jantzen swimwear business from subsidiaries of VF Corporation in March 2002. References in this report to the Salant acquisition refer to our acquisition of Salant Corporation in June 2003. References in this report to annual financial data for Perry Ellis refer to fiscal years ending January 31. This Form 10-K contains trademarks held by us and those of third parties.

General information about Perry Ellis can be found at www.pery.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current report on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 available free of charge on our website, as soon as reasonably practicable after they are electronically filed with the SEC.

FORWARD-LOOKING STATEMENTS

We caution readers that this report and the portions of the proxy statement incorporated by reference into this report include “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “intend,” “plan,” “envision,” and similar words or phrases. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control.

Some of the factors that would affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth in various places in this report and in the portions of the proxy statement incorporated by reference, including under the headings Item 1 “Business – Certain Risks,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. These factors include:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	our ability to contain costs,

•	our future capital needs and our ability to obtain financing,

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses, including the Salant acquisition,

•	our ability to predict consumer preferences,

•	anticipated trends and conditions in our industry, including future consolidation,

•	changes in the costs of raw materials, labor and advertising,

•	changes in fashion trends and consumer acceptance of both new designs and newly introduced products,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	the seasonality of our swimwear business,

•	exposure to foreign currency risk,

•	competition among department and specialty stores,

•	possible disruption in commercial activities due to terrorist activity and armed conflict, and

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

PART I

Item 1. Business

Overview

We are one of the leading apparel companies in the United States. We control a portfolio of major men’s and women’s brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution at more than 20,000 doors. Our portfolio of highly recognized brands includes Perry Ellis® and Perry Ellis America®, which we believe together generate over $1 billion in annual retail sales, Axis®, Tricots St. Raphael®, Jantzen®, John Henry®, Cubavera®, the Havanera Co.™, Natural Issue®, Munsingwear®, Grand Slam®, Original Penguin®, and Manhattan®. We also (i) license the Nike® and Tommy Hilfiger® brands for swimwear and swimwear accessories, (ii) are the worldwide master licensee for PING® golf apparel, (iii) license the Ocean Pacific® brand for certain men’s sportswear categories and (iv) license the NAUTICA® brand for our corporate wear business.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate incentive market, as well as clubs and independent retailers in the United States and Canada. Our largest customers include Federated Department Stores, Inc., Dillard’s Inc., The May Department Stores Company, Wal-Mart Stores, Inc., J. C. Penney Company, Kohl’s Corporation, and Sears, Roebuck & Co. We also operate 38 retail stores located primarily in upscale retail outlet malls across the United States. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through approximately 56 domestic and approximately 79 international license agreements.

Our wholesale business, which is comprised of men’s sportswear and women’s and men’s swimwear and swimwear accessories, accounted for 96% of our total revenues in fiscal 2004, and our licensing business accounted for 4% of our total revenues in fiscal 2004. We have traditionally focused on the men’s sportswear market, which represented approximately 86.7% of our total wholesale revenues in fiscal 2004, while our women’s and men’s swimwear market represented approximately 13.3% of our total wholesale revenues in fiscal 2004.

Our licensing business is a significant contributor to our operating income. We license the brands we own to third parties for the manufacturing and marketing of various products in distribution channels in which we do not distribute those brands, including men’s and women’s footwear, men’s suits, underwear, loungewear, outerwear, fragrances, eyewear and accessories. In addition, we license our brands internationally for the manufacturing and marketing of products that we offer domestically such as Jantzen sportswear. These licensing arrangements raise the overall awareness of our brands without requiring us to make capital investments or incur additional operating expenses.

In June 2003, we acquired Salant, a leading designer, marketer and distributor of brand name and private label menswear products and the largest licensee of the Perry Ellis brand. With the Salant acquisition we have consolidated control of the Perry Ellis brand, added significant revenues and earnings, solidified our balance sheet, further diversified our product offerings and customer base, and added to our portfolio of brands. As a result of this acquisition, we also assumed operation of 39 retail outlet stores, of which four have since been closed closed.

We employ a three-dimensional strategy in the design, sourcing, marketing and licensing of our products that focuses on diversity of brands, products and distribution channels. Through this strategy, we provide our products to a broad range of customers, which reduces our reliance on any single distribution channel, customer, or demographic group and minimizes competition among our brands.

Diversity of Brands. We maintain a portfolio of 18 highly recognized brands that we either own or license. We are focused on brands that appeal to fashion conscious consumers across all income levels. We design, source, market and license most of our products on a brand-by-brand basis targeting distinct consumer demographic and lifestyle profiles. We also market the Natural Issue, John Henry and the Havanera Co. brands, which appeal to the middle-income consumer. In addition, we market brands that appeal to women through our Jantzen family of swimwear products.

Diversity of Product Categories. We design and market apparel in a broad range of men’s product categories and a few women’s product categories, which increases the stability of our business. Our menswear offerings include casual sportswear, dress shirts and pants, jeans wear, golf apparel, sweaters, sports apparel, swimwear and swim accessories, activewear, and leather accessories. Our womenswear offerings include swimwear, sportswear and accessories. We believe that our product diversity decreases our dependence on any one product or fashion trend and has contributed substantially to our growth.

Diversity of Distribution Channels. We market our products through all major levels of retail distribution, which allows us to reach a broad range of consumers in the United States and Canada. We distribute through department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate incentive market, as well as clubs and other independent retailers in the United States and Canada. We entered the corporate wear market in 2001, where we provide corporate clients with high quality customized products. Our products are distributed through more than 20,000 doors at some of the nation’s leading retailers, including Federated, Dillard’s, May Department Stores, Wal-Mart, J. C. Penney, Kohl’s, Sears, and Nordstrom.

The following table illustrates the diversity of the brands and products we produce and market and their respective distribution channels:

Product Category
Distribution Channels	Casual	Dress Casual	Jeans Wear	Golf	Active Sports	Swimwear	Youth Lifestyle
Upscale Department Stores	Tricots St. Raphael Original Penguin	Axis Mondo di Marco		PING Collection			Redsand Original Penguin
Department Stores	Cubavera Grand Slam	Perry Ellis Axis	Perry Ellis America	Grand Slam		Jantzen Tommy Hilfiger Nike	Redsand
National and Regional Chain Stores	Natural Issue the Havanera Co. Munsingwear Ocean Pacific Jantzen	John Henry Axist	Natural Issue	Penguin Sport Munsingwear	Pro Player	Jantzen Nike Southpoint
Mass Merchants	Private Label	Manhattan	Private Label
Green Grass (1)	Munsingwear	Perry Ellis		PING Collection
Corporate	NAUTICA Cubavera	Perry Ellis		PING Collection
Specialty Stores	Tricots St. Raphael	Axis				Jantzen Tommy Hilfiger Nike	Redsand

(1)	This channel includes high-end and specialty golf shops and resorts.

We were incorporated in Florida in April 1967 and changed our name from Supreme International Corporation to Perry Ellis International, Inc. on June 18, 1999. Our principal executive offices are located at 3000 N.W. 107th Avenue, Miami, Florida 33172, and our telephone number is (305) 592-2830.

Our Competitive Strengths

We believe that our competitive strengths position us to capitalize on several trends that have affected the apparel industry in recent years. These trends include:

•	the consolidation of the department and chain store distribution channels into a smaller number of larger retailers,

•	the increased dependence of retailers on reliable domestic suppliers who have design expertise, advanced systems and technology, and the ability to quickly meet changing consumer tastes,

•	the increased importance of mass merchants in apparel sales, and

•	the continued importance of strong brands as a source of product differentiation.

We believe that we have the following competitive strengths in our industry:

Portfolio of nationally and internationally recognized brands. We currently own or license a portfolio of 18 brands, which enjoy high recognition within their respective consumer segments. We believe that these brands have built a loyal following of fashion-conscious consumers and retailers who desire high quality, well-designed products. We license the Nike, Tommy Hilfiger, PING, NAUTICA and Ocean Pacific brands, which we believe are highly recognizable brands within their various product categories. We also license 14 of our brands to third parties for products in distribution channels in which we do not market those brands. We believe that brand recognition is critical in the apparel industry, where strong brand names help define consumer preferences and drive selling space at retailers.

Diversified product offering and distribution model. We market a diverse array of products under our numerous brands at multiple price points and across multiple levels of retail distribution. Our menswear offerings include casual sportswear, dress shirts and pants, jeans wear, golf apparel, sweaters, sports apparel, swimwear and swim accessories, activewear and leather accessories. Our womenswear offerings include swimwear, sportswear and swim accessories. Our products are distributed through more than 20,000 doors at department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate incentive market and independent retailers in the United States and Canada. Our diversified product offerings and distribution model reduce our reliance on any one product, demographic group, merchandise preference or distribution channel and minimizes competition among our brands.

Strong relationships with our retailers. We believe that our established relationships with retailers allow us to maximize the selling space dedicated to our products, monitor our brand presentation and merchandising selection, and introduce new brands and products. Because of our quality brands and products, dedication to customer service, design expertise and sourcing capabilities, we have developed and maintained long-standing relationships with our largest customers, including Dillard’s (more than 25 years), May Department Stores (more than 25 years), J.C. Penney (more than 25 years), Sears (25 years), Federated (16 years), Wal-Mart (14 years), and Kohl’s (10 years).

Strong licensing capabilities and relationships. We license many of the brands we own, and, as a result, have gained experience in identifying potential licensing opportunities. We have established relationships with many licensees and believe these relationships provide opportunities to grow our revenues and earnings. Our brands are solidly positioned in retail outlets at all major levels of retail distribution and have increased our exposure nationally and internationally. We believe that our broad portfolio of brands also appeals to licensees because it gives licensees the opportunity to sell their products into many different distribution channels. For example, a manufacturer of men’s accessories might license the Cubavera brand to enter the department store channel or license the Munsingwear brand to target the national and regional chain stores. By licensing our owned brands, we offer consumers a complete product assortment by brand. We also coordinate our marketing efforts with licensees, thereby maximizing exposure for our brands and our return on investment.

Sophisticated global low-cost sourcing capabilities. We have sourced our products globally for more than 36 years and employ sophisticated logistics and supply chain management systems to maintain maximum flexibility. Our network of worldwide sourcing partners enables us to meet our customers’ needs in an efficient and high quality manner without relying on any one vendor, factory, or country. In fiscal 2004, based on the total dollar value, we sourced our products from Asia (72%), Central and South America (14%), the Middle East (6%) and other areas of the world (8%). We maintain a staff of experienced sourcing professionals in five offices in China (including Hong Kong), as well as in the United States, South Korea and Taiwan. Our sourcing offices closely monitor our suppliers and provide strict quality assurance analyses that allow us to consistently maintain our high quality standards for our customers. We have a compliance department that works closely with our quality assurance staff to ensure that our sourcing partners comply with Company-mandated and country-specific labor and employment regulations. We believe that sourcing our products overseas allows us to manage our inventories more effectively and avoid incurring the costs of maintaining and operating production facilities. Because of our sourcing experience, capabilities and relationships, we believe that we are well positioned to take advantage of the 2005 elimination of all textile and apparel quotas for member countries of the World Trade Organization.

Design expertise and advanced technology. We maintain a staff of 93 designers, merchandisers and artists who are supported by a staff of 41 design professionals, including assistant designers, technical designers, graphic artists and production assistants. Our in-house design staff designs substantially all of our products using advanced computer-aided design technology that minimizes the time-intensive and costly production of sewn prototypes prior to customer approval. In addition, this technology provides our customers with products that have been custom designed for their specific needs and meet current fashion trends. We employ advanced fabric and design technologies to ensure a proper fit and outstanding performance when we create our women’s and men’s swimwear. We regularly upgrade our computer technology to enhance our design capabilities, facilitate communication with our global suppliers and customers on a real-time basis, react faster to new product developments by competitors and meet changes in customer needs.

We recently launched PerrySolutions, a software system that enables our sales planners to manage our retail customers’ inventory at the SKU level. This system helps maximize sales of our products thereby increasing inventory turns for retailers, which in turn reduces our product returns and markdowns, and increases our profitability. We also use PerrySolutions during the assortment planning process to allocate the correct quantities for the initial rollout of product at retail.

Proven ability to integrate acquisitions. Since 1993, we have been successful in selectively acquiring, managing, developing and positioning 18 highly recognized brands within our business, including Munsingwear (1996), Perry Ellis (1999), John Henry (1999), Manhattan (1999) and Jantzen (2002). We believe our experience has prepared us for the integration of the Salant business.

As part of an extensive integration process for each brand, we have:

•	improved the responsiveness to market trends by applying our design and sourcing expertise,

•	communicated new positioning of our brands through various wide-ranging marketing programs,

•	begun or continued licensing operations immediately upon acquisition,

•	solidified our management team to design, market and license brands,

•	repositioned the brands into different distribution channels to address the needs in those channels,

•	renegotiated existing licensing agreements and developed new licensing agreements in new segments and markets, and

•	extended our sourcing and distribution capabilities to the products.

Experienced management team. Our senior management team averages more than 26 years in the apparel industry and has extensive experience in growing and rejuvenating brands, structuring licensing agreements, and building strong relationships with global suppliers and retailers. In addition, George Feldenkreis, our chairman and chief executive officer, and Oscar Feldenkreis, our president and chief operating officer, have expressed their commitment to us by maintaining a significant ownership stake in our company.

Our Business Strategy

Our strategy is to continue to pursue our three-dimensional approach by developing and enhancing our portfolio of brands, increasing the scope of our product offerings and expanding distribution for our brands, while continuing our focus on growth and profitability through the execution of the following strategies:

Continue to strengthen the competitive position and recognition of our brands. We intend to continue enhancing the recognition of our brands by aggressively marketing our brands to both consumers and retailers. We have made a strategic decision to focus on branded apparel and to reduce our private label business. As a result of this shift in our business strategy and our acquisition and development of certain brands, our branded apparel business has increased as a percentage of net sales from 75% for fiscal 2003 to 91% for fiscal 2004. We manage each brand individually, developing a distinct brand and marketing strategy for every product category and distribution channel. We will continue to participate in cooperative advertising in print and broadcast media, as well as market directly to consumers through billboards, event sponsorships, celebrity sponsorships, special event advertisements and advertisements in selected periodicals. In addition, we will continue to have a strong presence at trade shows, such as “M.A.G.I.C.” in Las Vegas, Market Week in New York, and golf and swim shows and events throughout the country. Licensing our brands to third parties also enhances brand recognition by providing increased customer exposure domestically and internationally, as well as opportunities for future product extensions.

Continue to diversify our product line. We intend to continue to expand the range of our product lines, thereby capitalizing on the name recognition, popularity, and discrete target customer segmentation of our major brands. For example, we are introducing a line of women’s beachwear and sportswear under the Jantzen brand. We intend to pursue expansion opportunities in young men’s sportswear, whether through licensing or direct marketing opportunities. The Salant acquisition takes us into the men’s better market and collection market for sportswear, dress shirts, bottoms and leather accessories and, through the Axis and Tricots St. Raphael brands, the better sportswear market. We intend to use Axis and Tricots St. Raphael, as well as the expertise of Salant’s sales and marketing personnel, to expand our sweater business. In addition, we will continue to seek licensing opportunities that will expand our collection of products.

Increase penetration in each channel. We will continue to selectively pursue new ways to increase our penetration of existing channels of distribution for our products, focusing on maintaining the integrity of our products and reinforcing our image at existing retail stores, as well as introducing our products to geographic areas and consumer sectors that are presently less familiar with our products. We will also seek to expand our business with our existing customers by offering them products that are compelling and different from those in the marketplace and by capitalizing on our relationships with them by offering them more of our products. As a result of the Salant acquisition, we have increased the number of retailers that carry our brands and entered certain upscale department stores, such as Nordstrom, which carry the Axis and Tricots St. Raphael brands.

Adapt to our continually changing marketplace. We will continue to make the necessary investments and implement strategies to meet the growing needs of our customers on a timely basis in the ever-changing apparel industry. We have a history of successfully adapting our business to meet the challenges of our industry. Some examples include:

•	Our acquisition of Jantzen in fiscal 2002 marked our entry into the women’s and men’s swimwear markets and formed the basis for our planned entry into the women’s sportswear market. We believe that our design and sourcing expertise positions us to grow our revenues from these product categories substantially in the future. We intend to position Jantzen as a premiere casual resort lifestyle brand for women and men.

•	From our initial efforts to market guayabera shirts to the Hispanic market 36 years ago, we have focused on Hispanics, the largest minority group in the United States. We developed the Cubavera and the Havanera Co. brands in fiscal 2000 and 2002, respectively, to specifically target the Hispanic market and consumers that embrace the Hispanic lifestyle brands.

•	The Salant acquisition provided us with the upscale Axis and Tricots St. Raphael brands, as well as greater control of designing and marketing the Perry Ellis line of men’s sportswear, dress shirts, bottoms and leather accessories. With this acquisition, we expect to leverage Salant’s relationships to sell more of our products through these upscale retailers.

Expand our licensing opportunities. Since our acquisition of Munsingwear in 1996, we have significantly expanded the licensing of our brands to third parties for various product categories. We intend to continue to license our brands to existing and new licensees as profitable opportunities arise. We will also use our brand portfolio to expand our licensing activities in womenswear and sportswear. At the international level, we will continue to explore licensing opportunities where we see opportunities for growth, such as Latin America, Europe and Asia. We will continue to provide our licensing partners with strong brands, design expertise and innovative marketing strategies. In addition to the revenues and brand awareness that licensing provides us, we also believe that licensing our brands benefits us by reducing the volatility of our operating income.

Pursue strategic acquisitions and opportunities. We intend to continue our strategy of making selective acquisitions to expand our portfolio of brands and add new product lines as our industry continues to follow the consolidation trend of our retailers. We will continue to internally develop new brands and logical extensions of existing brands as opportunities in the marketplace arise. We intend to pursue acquisition opportunities in a disciplined manner as they become available and focus on products or categories that have high consumer awareness and are difficult to duplicate from a technical or logistical standpoint. Since our initial public offering in 1993, we have acquired, or obtained licenses for, several brands, including Munsingwear, Perry Ellis, John Henry, Manhattan, Jantzen, PING, Tommy Hilfiger, Nike, NAUTICA, Mondo di Marco, Ocean Pacific, Axis, Tricots St. Raphael and Redsand. We believe that our history of selectively acquiring under-marketed or under-performing brands and incorporating them into our efficient infrastructure generates a superior return on investment for our investors.

Brands

In fiscal 2004, approximately 91% of our net sales were from branded products as compared to fiscal 2003 when 75% of our net sales were from branded products. We currently own 13 and license five nationally recognized brands whose products we source and sell through all major levels of retail distribution. Our owned brands include Perry Ellis, Perry Ellis America, Axis, Tricots St. Raphael, Jantzen, John Henry, Cubavera, the Havanera Co., Natural Issue, Munsingwear, Grand Slam, Original Penguin and Manhattan. We have developed over 42 sub-brands from these brands, including Perry Ellis Portfolio, Southpoint, Penguin Sport and Axist. We also distribute the PING, Nike, Tommy Hilfiger, NAUTICA and Ocean Pacific brands under license arrangements.

We license the Perry Ellis brand, our premier brand, as well as the Jantzen, John Henry, Natural Issue, Munsingwear and Manhattan brands, for products in distribution channels in which we do not market directly to retailers. In addition, we license our brands internationally for products we distribute domestically. Our depth of brand selection enables us to target consumers across a wide range of ages, incomes and lifestyles, reduces our reliance on any single distribution channel, customer or demographic group, and minimizes competition among brands.

Perry Ellis. In fiscal 2000, we acquired the Perry Ellis and Perry Ellis America brands, which we believe together generate over $1 billion in annual retail sales and are associated with elegance, quality, value, comfort and innovative designs. The Perry Ellis brand appeals primarily to higher-income, status conscious, professional 25-40 year-old men. As a result of the Salant acquisition, we are now designing and marketing Perry Ellis branded sportswear, dress shirts, dress pants and leather accessories for the men’s better market and collection market. We also license the Perry Ellis brand to third parties for a wide variety of apparel and non-apparel products.

Axis. We acquired the Axis brand when we acquired Salant. This brand is associated with a casual lifestyle that affords quality, value, comfort and innovative designs. The Axis brand appeals primarily to higher-income, status conscious, professional 30-50 year-old men. We sell sportswear and activewear under the Axis brand, which are sold primarily at upscale department and specialty stores.

Tricots St. Raphael. We acquired the Tricots St. Raphael brand when we acquired Salant. This brand is associated with a sophisticated dress casual lifestyle featuring quality, unique designs and fabrics. The Tricots St. Raphael brand appeals primarily to higher-income, status conscious, professional 40-60 year-old men. We sell sportswear and sweaters under the Tricots St. Raphael brand, which are sold primarily at upscale department and specialty stores.

Jantzen and Southpoint. We acquired the Jantzen and Southpoint brands as part of the Jantzen acquisition in fiscal 2003. The Jantzen brand has a history of over 90 years, and its products are sold in upscale department stores, national and regional chain stores, and specialty stores. We sell men’s and women’s swimwear under the Jantzen brand, as well as women’s swimwear under the Southpoint brand. We also recently introduced men’s and women’s sportswear under the Jantzen brand to capitalize on its rich history and reputation for quality.

John Henry. The John Henry brand, which we originally licensed from Salant, and subsequently acquired in fiscal 2000, appeals to middle-income 25-45 year-old men. The brand is well known, is associated with quality and value, and is primarily sold in national and regional chain stores. Our John Henry product offerings form a “dress casual collection” as John Henry is considered a designer brand at national and regional chain stores.

Cubavera and the Havanera Co. We introduced the Cubavera brand in fiscal 2000 and followed with the introduction of the Havanera Co. brand in fiscal 2002. These brands appeal to Hispanic males between the ages of 25-45 and consumers who embrace Hispanic lifestyle brands. Cubavera is currently sold in major department stores as well as specialty stores around the country, while the Havanera Co. brand is sold in national chain stores.

Natural Issue. We developed the Natural Issue brand in fiscal 1988 to appeal to middle-income 25-55 year-old men. Natural Issue’s products include dress casual shirts, sweaters and pants. We have expanded our pants products to include the Natural Issue Executive Khaki pants line with cotton fabric, as well as twill and corduroy fabrics. Natural Issue is primarily sold in national and regional chain stores.

Munsingwear. We purchased the Munsingwear family of brands along with its associated sub-brands in fiscal 1997 to appeal to middle-income 30-50 year-old men who prefer classic American casual sportswear. Munsingwear and its sub-brands have over 100 years of history. Munsingwear apparel categories include sportswear, sweaters, activewear and casual pants, and are primarily sold in national and regional chain stores. The sub-brands are also sold primarily to national and regional chain stores.

Grand Slam and Penguin Sport. We purchased the Grand Slam and Penguin Sport brands as part of the Munsingwear acquisition in fiscal 1997. Grand Slam is an American heritage brand with its signature penguin icon logo and appeals to middle-income 30-60 year-old men who prefer classic casual gold apparel. The Grand Slam brand is primarily sold in department stores.

The Penguin Sport brand offers functional sportswear with a golf edge. It is associated with easy care fabrication, and its lightweight fabric makes for a comfortable fit. It offers fashionable styling at a moderate price and is sold in the national and regional chain, specialty and sporting goods stores.

Original Penguin. We re-introduced the Original Penguin brand in fiscal 2003, which is a lifestyle product for the Generation X and Y males who are suburban upper-middle class, ages 18 to 35. The line offers vintage inspired sportswear that its targeted consumers’ fathers used to wear. The product line is primarily sold at upscale department and upper tier specialty stores and includes apparel, shoes and accessory items.

PING. We have a worldwide apparel master license for the prestigious PING golf brand, which appeals to golfers and high-income, status conscious 25-50 year-old men. The license expires in December 2004, but renews automatically based on performance levels. The brand is a well-known golf brand, which we positioned to be associated with the highest standard of quality in the golf business. Products under this brand include golf shirts, sweaters, shorts and outerwear. The brand is sold primarily in golf shops and top-tier specialty and department stores.

Nike. We signed a license agreement with Nike to design and market men’s, women’s, junior’s, boy’s and girl’s swimwear, men’s and junior’s competitive swimwear, and swimwear apparel and accessories as part of the Jantzen acquisition. Swim products are sold through sporting good stores, specialty stores, team dealers and department store distribution. The license agreement expires on May 31, 2006.

Tommy Hilfiger. We acquired the license for the Tommy Hilfiger brand women’s and junior’s fashion swimwear as part of the Jantzen acquisition. These products are sold in upscale department and specialty stores. The license agreement expires on December 31, 2005.

Ocean Pacific. We acquired the license for the Ocean Pacific brand men’s casual sportswear as part of the Salant acquisition. These products are sold in national and regional chain stores. The license agreement expires on December 31, 2005.

Other Brands. We also own the Manhattan, Mondo di Marco, Pro Player and Redsand brands and license the NAUTICA brand. The Manhattan and Mondo di Marco brands are associated with dress casual apparel sold primarily at mass merchants and upscale department stores, respectively. The Redsand brand is associated with a youth lifestyle and is sold primarily at specialty stores. The NAUTICA brand is licensed for our corporate wear business.

Other Markets

Private Label. In addition to our sales of branded products, we sell products to retailers for marketing as private label for their own store lines. In fiscal 2004, we sold private label products to Saks, Inc., Dillard’s, J.C. Penney, Goody’s, Casual Male, Kmart, Wal-Mart and Meijer. Private label sales generally yield lower gross margins than sales of comparable branded products. Private label sales accounted for approximately 9%, 25%, and 37% of net sales during fiscal 2004, 2003, and 2002, respectively. The decrease in the private label business as a percentage of our net sales is a result of the additional net sales of apparel under the brands acquired in the Jantzen acquisition, the subsequent license agreements with Nike and Tommy Hilfiger and our decision to focus our efforts on selling branded products.

Corporate wear. We entered into the corporate wear business at the end of fiscal 2001. We recognized a change in the current business environment and have successfully provided a variety of corporations with high quality designer products. In fiscal 2004, our corporate wear business accounted for 3.3% of net sales. We currently offer the PING, NAUTICA, Cubavera and Perry Ellis brands in this market and sell primarily to corporate wear distributors.

Products and Product Design

We offer a broad line of high quality men’s casual sportswear, dress shirts and pants, jeans wear, golf apparel, sweaters, sports apparel, swimwear and swim accessories, activewear and leather accessories. Our womenswear offerings include swimwear, sportswear and swim accessories. Substantially all of our products are designed by our in-house staff utilizing our advanced computer-aided design technology. This technology enables us to produce computer-generated simulated samples that display how a particular style will look in a given color and fabric before it is actually produced. These samples can be printed on paper or directly onto fabric to accurately present the colors and patterns to a potential customer. In addition, we can quickly alter the simulated sample in response to our customers’ comments, such as change of color, print layout, collar style and trimming, pocket details and/or placket treatments. The use of computer-aided design technology minimizes the time-consuming and costly need to produce actual sewn samples prior to retailer approval, allows us to create custom-designed products meeting the specific needs of customers and reduces a product’s time to market, from conception to the delivery of the product to customers.

In designing our apparel products, we seek to promote consumer appeal by combining functional, colorful and high quality fabrics with creative designs and graphics. Styles, color schemes and fabrics are also selected to encourage consumers to coordinate outfits and form collections, thereby encouraging multiple purchases. Our designers stay abreast of the latest design trends, fabrics, colors, styles and consumer preferences by attending trade shows, periodically conducting market research in Europe and the United States and using outside consultants. Our purchasing department also seeks to improve the quality of our fabrics by staying informed about the latest trends in fabric all over the world. In addition, we actively monitor the retail sales of our products to determine changes in consumer trends.

In accordance with standard industry practices for licensed products, we have the right to approve the concepts and designs of all products produced and distributed by our licensees.

Our products include:

Shirts. We offer a broad line of sport shirts, which includes cotton and cotton-blend printed, yarn-dyed and solid knit shirts, cotton woven shirts, silk, cotton and rayon printed button front sport shirts, linen sport shirts, golf shirts, and embroidered knits and woven shirts. Our shirt line also includes dress shirts, dress casual shirts, brushed twill shirts, jacquard knits and yarn-dyed flannels. Additionally, we are one of the leading distributors of guayabera-style shirts in the United States. We market shirts under a number of our own brands as well as the private labels of our retail customers. Our shirts are produced in a wide range of men’s sizes, including sizes for the big and tall men’s market. Sales of shirts accounted for approximately 57%, 65%, and 74% of our net sales during fiscal 2004, 2003, and 2002, respectively. The decrease of shirts as a percentage of net sales reflects the addition of swimwear, as a result of the Jantzen acquisition, and our increased focus on our other products.

Bottoms. Our bottoms line include a variety of styles of wool, wool-blend, linen and polyester/rayon dress pants, casual pants in cotton and polyester/cotton and linen/cotton walking shorts. We market our bottoms as single items or as a collection to complement our shirt lines. Sales of bottoms accounted for approximately 21%, 21%, and 20% of our net sales during fiscal 2004, 2003, and 2002, respectively.

Swimwear. With the Jantzen acquisition, and upon the successful addition of both the Nike and Tommy Hilfiger licenses, we entered the women’s, men’s and junior’s swimwear and accessories market. Sales of swimwear and accessories accounted for approximately 13% and 8% of net sales during fiscal 2004 and 2003, respectively.

Other Products. We also offer sweaters, vests, jackets, pullovers and leather accessories under our existing brands, as well as private label. The majority of the other products we sell are sweaters and leather accessories. Other products accounted for approximately 9%, 6%, and 6% of net sales during each of fiscal 2004, 2003 and 2002.

Licensing Operations

For the past eight years, we have been licensing the brands we own, and sublicensing the brands we license, to third parties for various product categories. Licensing enhances the images of our brands by widening the range, product offerings and distribution of products sold under our brands without requiring us to make capital investments or incur additional operating expenses. As a result of this strategy, we have gained experience in identifying potential licensing opportunities and have established relationships with many licensees. Our licensing operation is also a significant contributor to our operating income.

As of April 6, 2004, we were the licensor in approximately 135 license agreements, 56 domestic and 79 international, with 100 licensees, 40 domestic and 60 international, for various products including footwear, sportswear, dress shirts and bottoms, underwear, loungewear, outerwear, activewear, neckwear, fragrances, eyewear and accessories. Wholesale sales of licensed products by our licensees (including Salant) were approximately $434.0 million, $576.0 million, and $534.0 million in fiscal 2004, 2003, and 2002, respectively. We received royalties from these sales of approximately $21.7 million, $28.8 million, and $26.7 million in fiscal 2004, 2003, and 2002, respectively. While our royalties declined as a result of the Salant acquisition, we believe that our long-term licensing opportunities will continue to grow domestically and internationally. See our audited Consolidated Financial Statements and the related notes in this report.

Although the Perry Ellis brand has international recognition, we still perceive the brand to be under-penetrated in international markets such as Europe and Asia. We are actively attempting to obtain licenses for various products bearing the Perry Ellis brand in these under-performing international markets. We believe that our brand and licensing experience will enable us to capitalize on these international opportunities and that the Salant acquisition will assist us in this endeavor. In addition, we believe that the Jantzen brand’s history of over 90 years will allow us to take advantage of many domestic and international licensing opportunities.

To maintain a brand’s image, we closely monitor our licensees and approve all licensed products. In evaluating a prospective licensee, we consider the candidate’s experience, financial stability, manufacturing performance and marketing ability. We also evaluate the marketability and compatibility of the proposed products with our other products. We regularly monitor product design, development, merchandising and marketing of licensees, and schedule meetings throughout the year with licensees to ensure quality, uniformity and consistency with our products. We also give our licensees a view of our products and fashion collections and our expectations of where its products should be positioned in the marketplace. In addition to approving, in advance, all of our licensees’ products, we also approve their advertising, promotional and packaging materials.

As part of our licensing strategy, we work with our licensees to further enhance the development, image, and sales of their products. We offer licensees marketing support, and our relationships with retailers help the licensees generate higher revenues.

Our license agreements generally extend for a period of three to five years with options to renew prior to expiration for an additional multi-year period based upon a licensee meeting certain performance criteria. The typical agreement requires that the licensee pay us the greater of a royalty based on a percentage of the licensee’s net sales of the licensed products or a guaranteed minimum royalty that typically increases over the term of the agreement. Generally, licensees are required to contribute to us additional monies for advertising and promotion of the licensed products in their covered territory.

Marketing, Distribution and Customers

We market our apparel products to customers principally through the direct efforts of our in-house sales staff, independent commissioned sales representatives who work exclusively for us, and other non-exclusive independent commissioned sales representatives who generally market other product lines as well as ours. We also attend major industry trade shows in the fashion, golf, and corporate sales areas.

We own a chain of 38 retail outlet stores, 35 of which were acquired as part of the Salant acquisition, through which we sell Perry Ellis products directly to the public. These retail stores are generally located in upscale retail outlet malls.

We believe that customer service is a key factor in successfully marketing our apparel products. We coordinate efforts with customers to develop products meeting their specific needs using our design expertise and computer-aided design technology. Utilizing our sourcing capabilities, we strive to produce and deliver products to our customers on a timely basis.

Our in-house sales staff is responsible for customer follow-up and support, including monitoring prompt order fulfillment and timely delivery. We utilize an Electronic Data Interchange, or EDI, system for certain customers in order to provide advance-shipping notices, process orders and conduct billing operations. In addition, certain customers use the EDI system to communicate their weekly inventory requirements per store to us. We then fill these orders either by shipping directly to the individual stores or by sending shipments, individually packaged and bar coded by store, to a centralized customer distribution center.

We recently launched PerrySolutions, a software system that enables our sales planners to manage our retail customers’ inventory at the SKU level. This system helps maximize the sales of our products thereby increasing inventory turns for the retailer, which in turn reduces our product returns and markdowns and increases our profitability. By using software that provides demographic mapping data, we can develop specific micro-market plans for our customers that provide them with enhanced returns on our various product lines.

We sell merchandise to a broad spectrum of retailers, including national and regional chain, upscale department, mass merchants and specialty stores. Our largest customers include Federated, May Department Stores, Dillard’s, Wal-Mart, J.C. Penney, Kohl’s, and Sears. We have developed and maintained long-standing relationships with these customers, including Dillard’s (more than 25 years), May Department Stores (more than 25 years), J.C. Penney (more than 25 years), Sears (25 years), Federated (16 years), Wal-Mart (14 years) and Kohl’s (10 years).

Net sales to our five largest customers accounted for approximately 39%, 40%, and 47% of net sales in fiscal 2004, 2003, and 2002, respectively. For fiscal 2004, net sales to Kohl’s accounted for approximately 10% of our net sales. For fiscal 2003, net sales to Wal-Mart accounted for approximately 11% of net sales. For fiscal 2002, net sales to Target accounted for approximately 12% of net sales, while net sales to J. C. Penney and Wal-Mart each accounted for approximately 11% of net sales. No other single customer accounted for more than 10% of net sales during such fiscal years.

Advertising and Promotions

We advertise to customers through print advertisements in a variety of consumer and trade magazines and newspapers and through outdoor advertising such as billboards strategically placed to be viewed by consumers. For example, we are continuing Jantzen’s emphasis on print advertisements for our swimwear products in influential magazines such as Sports Illustrated, In Style, Glamour and Vogue and intend to sponsor selected athletes and celebrities in the future. In order to promote our men’s sportswear at the retail level, we participate in cooperative advertising in print and broadcast media, which features our products in our customers’ advertisements. The cost of this cooperative advertising is shared with our customers. We also conduct various in-store marketing activities with our customers, such as retail events and promotions, the costs of which are shared by our customers. These events and promotions are in great part orchestrated to coincide with high volume shopping times such as holidays (Christmas and Thanksgiving) and Father’s Day. In addition to event promotion, we place perennial displays and signs of our products in retail establishments.

We use direct consumer advertising in selected markets featuring the Perry Ellis, Cubavera, the Havanera Co., John Henry, Natural Issue, Munsingwear and Grand Slam brand names through the placement of highly visible billboards, sponsorships and special event advertising. We also maintain informational websites featuring our brands. We create and implement editorial and public relations strategies designed to heighten the visibility of our brands. All of these activities are coordinated around each brand in an integrated marketing approach.

Seasonality and Backlog

Our products have historically been geared towards lighter weight apparel generally worn during the spring and summer months. We believe that this seasonality has been reduced with our introduction of fall, winter and holiday merchandise. The swimwear business, however, is highly seasonal in nature, with the vast majority of our sales occurring in our first and fourth quarter.

We generally receive orders from our retailers approximately five to seven months prior to shipment. For approximately 80% of our sales, we have orders from our retailers before we place orders with our suppliers. A summary of the order and delivery cycle for our four primary selling seasons, excluding swimwear, is illustrated below:

Merchandise Season	Advance Order Period	Delivery Period to Retailers
Spring	July to September	January to March
Summer	October to December	April and May
Fall	January to March	June to September
Holiday	April to June	October and November

Sales and receivables are recorded when inventory is shipped. Our backlog of orders includes confirmed and unconfirmed orders, which we believe, based on industry practice and past experience, will be confirmed. As of April 1, 2004, the backlog for orders of our products, all of which are expected to be shipped during fiscal 2005, was approximately $221.7 million, as compared to approximately $129.7 million as of March 2, 2003, which was prior to the Salant acquisition.

The amount of unfilled orders at a point in time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and the scheduling of the sourcing and shipping of the product, which in most cases depends on the desires of the customer. Backlog is also affected by on-going trends among customers to reduce the lead-time on their orders. Since the fall of 2001, our customers have been more cautious of their inventory levels and have delayed placing orders and re-orders compared to our previous experience. Due to these factors a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Supply of Products and Quality Control

We currently use independent contract manufacturers to supply the substantial majority of the products we sell. Of the total dollar value of sourced products in fiscal 2004, 72%, 14%, 6% and 8% were sourced from suppliers in Asia, South and Central America, the Middle East and other areas of the world, respectively. We believe that the use of numerous independent contract manufacturers allows us to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and the costs of maintaining and operating production facilities. We have had relationships with some suppliers for as long as 30 years, however, none of these relationships are formal or require either party to purchase or supply any fixed quantity of product.

The vast majority of our non-swimwear products are purchased as “full packages,” where we place an order with the supplier and the supplier purchases all the raw materials, assembles the garments and ships them to our distribution facilities or third party facilities. For some of our swimwear business, which includes the Jantzen, Southpoint, Nike and Tommy Hilfiger brands, we purchase fabric from domestic and international suppliers. The purchased fabric is primarily cut in the United States. The cut fabric is matched with various trim components and shipped to off-shore sewing contractors located primarily in Mexico and the Caribbean Basin enabling us to utilize exemptions under “807” customs regulations, which provide that certain articles assembled abroad from United States components are exempt from United States duties on the value of those components. This process is generally referred to as CMT (cut, make and trim) and differs from “full package” sourcing in that we, not the supplier, purchase and own the fabric and trim components. We are, however, shifting the production of our swimwear business to the “full package” sourcing model and anticipate that in the future the vast majority of our purchases will be “full packages.” Finished goods are generally shipped to either our distribution facilities or to third-party warehouses in California for repackaging and distribution to customers.

We maintain a staff of experienced sourcing professionals in five offices in China (including Hong Kong), as well as the United States, South Korea and Taiwan. This staff sources our products worldwide, monitors our suppliers’ purchases of raw material, and monitors production at contract manufacturing facilities in order to ensure quality control and timely delivery. We also operate through independent agents in Asia and the Middle East. Our personnel based in our Miami, Florida office perform similar functions with respect to our suppliers in Central America. We conduct inspections of samples of each product prior to cutting by contractors during the manufacturing process and prior to shipment. We also have full-time quality assurance inspectors in Latin America and the Caribbean and in each of our overseas offices.

We also generally facilitate and aid our foreign contractors in obtaining raw materials. Otherwise, the foreign contractors purchase the raw material in accordance with our specifications. Raw materials, which are in most instances made and/or colored especially for us, consist principally of piece goods and yarn and are specified by us from a number of foreign and domestic textile mills and converters.

We are committed to ethical sourcing standards and require our independent contractors to comply with our code of conduct. We monitor compliance by our foreign contract manufacturers with applicable laws and regulations relating to, for example, the payment of wages, working conditions and the environment. As part of our compliance program, we routinely perform audits of our contract manufacturers and require corrective action when appropriate.

Our relationship with our foreign suppliers subjects us to the risks of doing business abroad. As a result of our suppliers, in some instances, being at great geographic distances from us, our transportation costs are increased and longer lead times are required, which reduces our flexibility. Our finished goods are also subject to import duties, quotas and other restrictions. The countries that we source our products from may, from time to time, impose new quotas, duties, tariffs, or other restrictions or adjust prevailing quota, duty or tariff levels, which could affect our ability to import products at the current or increased levels. Other risks in doing business with foreign suppliers include political or economic instability, any significant fluctuations in the value of the dollar against foreign currencies, terrorist activities, and restrictions on the transfer of funds. Although we have not been affected in a material way by any of the foregoing factors, we cannot predict the likelihood or frequency of any such events occurring and any material disruption may have an adverse affect on our business.

In order to assist with the timely delivery of finished goods, we function as our own customs broker for a majority of our deliveries. We prepare our own customs documentation and arrange for any inspections or other clearance procedures with the United States Customs Service. We are a member of the United States Customs Automated Interface program. This membership permits us to clear our goods through United States Customs electronically and generally reduces the necessary clearance time to a matter of hours rather than days.

Import and Import Restrictions

Our import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries including China, Indonesia and Korea. These agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of products that, under the terms of the agreements, are not subject to specified limits. Most of our imported products are also subject to United States customs duties and other charges.

We monitor duty, tariff, and quota-related developments and continually seek to minimize our potential exposure to quota-related risks through, among other measures, geographical diversification of our contract manufacturers, the maintenance of overseas offices, allocation of overseas production to product categories where more quota is available and shifts of production among countries and manufacturers.

Under the terms of the World Trade Organization Agreement on Textiles and Clothing, WTO members have agreed to remove all quotas by January 1, 2005. Because of our sourcing experience, capabilities and relationships, we believe we are well-positioned to take advantage of the elimination of quotas by 2005.

Competition

The retail apparel industry is highly competitive and fragmented. Our competitors include numerous apparel designers, manufacturers, importers, licensors, and our own customers’ private label programs, many of which are larger and have greater financial and marketing resources than we have available to us. We believe that the principal competitive factors in the industry are: (1) brand name and brand identity, (2) timeliness, reliability and quality of services provided, (3) market share and visibility, (4) price, and (5) the ability to anticipate customer and consumer demands and maintain appeal of products to customers.

We strive to focus on these points and have proven our ability to anticipate and respond quickly to customer demands with our brands, range of products and our ability to operate within the industry’s production and delivery constraints. We believe that our continued dedication to customer service, product assortment and quality control, as well as our aggressive pursuit of licensing and acquisition opportunities, directly addresses the competitive factors in all market segments. Our established brands and relationships with retailers have resulted in a loyal following of customers.

We understand that the level of competition and the nature of our competitors vary by product segment. In particular, in the mass market channel, manufacturers constitute our main competitors in this less expensive segment of the market, while high profile domestic and foreign designers and licensors account for our main competitors in the more upscale segment of the market. Although we have been able to compete successfully to date, there can be no assurance that significant new competitors will not develop in the future.

Trademarks

Our material trademarks are registered with the United States Patent and Trademark Office and in other countries. We regard our trademarks and other proprietary rights as valuable assets that are critical in the marketing of our products, and, therefore, we vigorously protect our trademarks against infringements.

Employees

As of April 6, 2004, we had approximately 1,398 employees compared to approximately 576 employees as of April 6, 2003. Other than some of our employees at our Winnsboro, South Carolina distribution facility, none of our employees are subject to collective bargaining agreements. In fiscal 2003, however, a labor organization attempted to organize certain employees of one of our subsidiaries at our Miami, Florida facility. A National Labor Relations Board-supervised election was held on September 9, 2002. A majority of the employees at our Miami distribution center who voted cast their ballots against unionization. The labor organization filed objections to the election, and, after a lengthy review process, the National Labor Relations Board ordered another election be held on May 30, 2003. At the May 30, 2003 election, a majority of the employees who voted cast their ballots against unionization. The labor organization filed objections to this second election, which objections are pending before the National Labor Relations Board. We consider our employee relations to be satisfactory.

Certain Risks

Our business faces certain risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business. If any of the events or circumstances described as risks below actually occurs, our business, results of operations or financial condition could be materially and adversely affected.

We rely on a few key customers, and the loss of any one key customer would substantially reduce our revenues.

We derive a significant amount of our revenues from a few major customers. A significant decrease in business from or loss of any of our major customers could harm our financial condition by causing a significant decline in revenues attributable to such customers.

Net sales to our five largest customers totaled approximately 39%, 40%, and 47% of net sales during fiscal 2004, fiscal 2003, and fiscal 2002, respectively. Our five largest customers are J. C. Penney, Kohl’s, Federated, May, and Sears. For fiscal 2004, Kohl’s represented 10% of our net sales. Net sales to Wal-Mart accounted for approximately 11% of net sales during fiscal 2003. Net sales to Target Corporation, Wal-Mart, and J. C. Penney accounted for approximately 12%, 11% and 11% of net sales during fiscal 2002, respectively. No other single customer accounted for more than 10% of our net sales during these fiscal years.

Although we have long-standing relationships with many of our customers, we do not have long-term contracts with any of them and purchases generally occur on an order-by-order basis. We believe that purchasing decisions are generally made independently by individual department stores within a company controlled group. There has been a trend, however, toward more centralized purchasing decisions. As such decisions become more centralized, the risk to us of such concentration increases. If our customers were to curtail or cease their purchase orders with us, our revenues could significantly decrease and our financial condition could be significantly harmed.

We may not be able to anticipate consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers and result in a significant decrease in net sales.

Our failure to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect acceptance of our products by retailers and consumers and may result in a significant decrease in net sales or leave us with a substantial amount of unsold inventory. We believe that our success depends on our ability to anticipate, identify and respond to changing fashion trends in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We may not be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, any new products or brands that we introduce may not be successfully received by retailers and consumers. Due to the fact that we began marketing women’s apparel with the acquisition of the Jantzen swimwear business in fiscal 2003, we may be more subject to additional changes in fashion trends as women’s fashion trends have historically changed more rapidly than men’s. If our products are not successfully received by retailers and consumers and we are left with a substantial amount of unsold inventory, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory. If this occurs, our business, financial condition, results of operations and prospects may be harmed.

Our business could be negatively impacted by the financial instability of our customers.

During the past several years, various retailers, including some of our customers, have experienced significant difficulties, including bankruptcies, liquidations, consolidation of ownership, and increased centralization of buying decisions. For example, Kmart Corporation and Casual Male Corp. filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. These and other financial problems of some of our customers increase the risk of extending credit to these retailers. Consistent with industry practices, we sell products primarily on open account after completing an appropriate credit review. A significant adverse change in a customer or its financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s receivables or limit our ability to collect amounts related to previous purchases by that customer, all of which could harm our business, financial condition and results of operation by causing a significant decline in revenues attributable to such customers.

We are dependent upon the revenues generated by our licensing alliances and the loss or inability to renew certain licenses could reduce our royalty income or net sales and consequently reduce our net income.

A portion of our net income is derived from licensing income received from our licensing partners. The interruption of the business of several of our licensing partners at any one time could adversely affect our royalty income and net income. Licensing income accounted for $21.7 million or 4.3% of total revenues for fiscal 2004.

We currently license the PING, Nike, Tommy Hilfiger, NAUTICA and Ocean Pacific brands from third parties. These licenses vary in length of term, renewal conditions and royalty obligations. The average term of these licenses is three to five years with automatic renewals depending upon whether we achieve certain targeted sales goals. We may not be able to renew or extend any of these licenses, on favorable terms, if at all. If we are unable to renew or extend any of these licenses, we could experience a decrease in net sales.

We may face challenges integrating Salant, which may negatively impact our business.

We will need to integrate Salant’s business into our operations in order to achieve the anticipated benefits of the Salant acquisition. We may face challenges in consolidating functions and integrating management procedures, personnel and operations in an efficient and effective manner which may negatively impact our business. Some of these challenges include increased demands on management related to the significant increase in the size and diversity of our business after the Salant acquisition, the diversion of management’s attention to implement our strategies for the Salant business, the retention and integration of key Salant employees, analyzing aspects of Salant’s business that are to be kept separate and distinct from our other businesses, and difficulties in assimilating Salant’s corporate culture and practices into ours.

We may not have uncovered all the risks associated with the Salant acquisition or any future acquisitions and a significant liability may arise after closing.

There may be additional risks that we failed to discover in the course of performing our due diligence investigations related to the Salant acquisition and any future acquisitions which could result in significant liabilities arising after the consummation of such transactions. In connection with the Salant acquisition, we assumed all of Salant’s liabilities, whether pre-existing or contingent, as a matter of law. Moreover, as in the Salant acquisition, to the extent we acquire all of the capital stock of potential future sellers, we will assume all of the seller’s liabilities as a matter of law. As is customary in transactions similar to the Salant acquisition, the merger agreement did not provide for our indemnification against any of Salant’s liabilities should they arise or become known to us after the closing. Such liabilities could include those arising from the trademarks, employee benefits and pension contribution obligations of a prior owner, accounting and financial reporting matters, tax matters and noncompliance with applicable federal, state or local environmental requirements by prior owners for which we, as a successor owner, may potentially be responsible. While we tried to minimize these risks by conducting such due diligence, including trademark, employee benefits and environmental reviews, that we deemed appropriate under the circumstances, we may not have identified all existing or potential risks. Any significant liability that may arise may harm our business, financial condition, results of operations and prospects by requiring us to expend significant funds to satisfy such liability.

We need significant working capital to fund our operations, a substantial portion of which is financed, and our inability to continue to finance such working capital could affect our marketing and sales efforts because our ability to purchase inventory would be curtailed.

We need significant working capital to purchase inventory and are often required to post letters of credit when placing an order with one of our foreign manufacturers. We meet our working capital needs through our operating cash flow, our senior credit facility and letter of credit facilities. If we are unable to extend or renew either our senior credit facility or letter of credit facilities on satisfactory terms or in the event borrowings thereunder were unavailable to us as a result of any noncompliance with any covenants contained therein, our ability to purchase inventory would be curtailed or eliminated, which would significantly affect our marketing and sales efforts, thus harming our business.

We have a significant amount of debt, which could have important negative consequences to us, including making it difficult for us to satisfy all of our obligations in the event we experience financial difficulties.

We have a significant amount of debt. As of March 31, 2004, we had $265.7 million of debt outstanding (excluding amounts outstanding under our letter of credit facilities).

Our substantial indebtedness could have important consequences to you, including:

•	making it more difficult for us to satisfy our obligations with respect to our senior secured notes and our senior subordinated notes, including our ability to repurchase such notes upon the occurrence of a change of control,

•	increasing our vulnerability to adverse general economic and industry conditions and adverse changes in governmental regulations,

•	limiting our ability to obtain additional financing to fund capital expenditures, acquisitions and other general corporate requirements,

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures, acquisitions or other general corporate purposes,

•	limiting the rights of our holders of senior subordinated notes to receive payments if holders of our secured debt have not been paid,

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and

•	placing us at a competitive disadvantage compared to our less leveraged competitors.

Our ability to pay interest on our indebtedness and to satisfy our other debt obligations will depend upon, among other things, our future operating performance and our ability to refinance indebtedness when necessary. Each of these factors is, to a large extent, dependent on economic, financial, competitive and other factors beyond our control. If, in the future, we cannot generate sufficient cash from operations to make scheduled payments on our indebtedness or to meet our other obligations, we will need to refinance our existing debt, obtain additional financing or sell assets. We cannot assure you that our business will generate cash flow, or that we will be able to obtain funding, sufficient to satisfy our debt service requirements.

To service our existing and future debt, we will require a significant amount of cash, which may not be available to us.

Our ability to make payments on or refinance our debt will depend largely upon our future operating performance and cash flow. Our future operating performance and cash flow are subject to many factors, including general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to pay the interest and principal on our debt or to fund our other liquidity needs. If we are unable to generate cash to meet our debt service requirements, we may have to renegotiate or refinance the terms of our debt. We cannot assure you that we will be able to renegotiate or refinance any of our debt on commercially reasonable terms or at all. In addition, prior to the repayment of our senior subordinated notes, we will be required to repay or refinance our senior credit facility and, perhaps, any other debt we incur. Any new debt we incur may have a shorter maturity than our existing debt. Payment of such debt will reduce the amount of funds available to us to make payments on our existing debt.

If we are unable to refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as selling certain assets to meet our debt service obligations or using cash, if available, that would have been used for other business purposes.

These options may not be feasible or may be inadequate, and may also adversely affect our operations or the implementation of our business plan. Our senior credit facility and the indentures governing our senior secured notes and the senior subordinated notes may restrict, or market or business conditions may limit, our ability to do some of these things. Non-payment or other non-compliance with our senior credit facility, the indentures governing our senior secured notes and senior subordinated notes or the instruments governing our other debt could result in an event of default under our other instruments governing our debt.

Our swimwear business has not been profitable.

We acquired the Jantzen swimwear business in March 2002, which business has not yet been profitable. Our future results may be adversely impacted if this business remains unprofitable.

Our swimwear business is highly seasonal in nature and revenue and profitability can be adversely affected by climate and other factors.

The vast majority of swimwear shipments to our customers occur in our first and fourth quarters. Adverse weather, temporary disruptions in the supply chain and other factors that result in reduced or delayed shipments to customers could impact the profitability of the swimwear business, which in turn may negatively impact our consolidated net income.

We operate in a highly competitive and fragmented industry and our failure to successfully compete could result in a loss of one or more significant customers.

The retail apparel industry is highly competitive and fragmented. Our competitors include numerous apparel designers, manufacturers, importers and licensors, many of which have greater financial and marketing resources than us. We believe that the principal competitive factors in the apparel industry are:

•	brand name and brand identity,

•	timeliness, reliability and quality of services provided,

•	market share and visibility,

•	price, and

•	the ability to anticipate customer and consumer demands and maintain appeal of products to customers.

The level of competition and the nature of our competitors varies by product segment with low-margin, mass-market manufacturers being our main competitors in the less expensive segment of the market and U.S. and foreign designers and licensors competing with us in the more upscale segment of the market. If we do not maintain our brand names and identities and continue to provide high quality and reliable services on a timely basis at competitive prices, we may not be able to continue to compete in our industry. If we are unable to compete successfully, we could lose one or more of our significant customers which, if not replaced, could negatively impact our sales and financial performance.

We depend on certain key personnel the loss of which could negatively impact our ability to manage our business.

Our future success depends to a significant extent on retaining the services of certain executive officers and directors, in particular George Feldenkreis, our chairman of the board and chief executive officer, and Oscar Feldenkreis, our president and chief operating officer. They are each party to an employment agreement, which was renewed in December 2002 for an additional two-year period expiring in May 2005. The loss of the services of either George Feldenkreis or Oscar Feldenkreis, or any other key member of management, could have a material adverse effect on our ability to manage our business. Our continued success is dependent upon our ability to attract and retain qualified management, administrative and sales personnel to support our future growth. Our inability to do so may have a significant negative impact on our ability to manage our business.

Item 2. Properties

We own our principal executive and administrative office, warehouse and distribution facility, which is located in a 230,000 square foot facility in Miami, Florida. This facility is encumbered by an $11.6 million mortgage. For purposes of potential future expansion, we own approximately three acres of land adjacent to this facility.

We lease three facilities in Miami, totaling approximately 103,000 square feet, which house distribution and administrative functions. These facilities are leased on a month-to-month basis from our chairman and chief executive officer.

We own a 345,000 square foot distribution center in Seneca, South Carolina, and in Winnsboro, South Carolina, we own a 380,000 square foot distribution facility.

We lease several locations in New York City, totaling approximately 97,000 square feet, with leases expiring from August 2005 to December 2012. These locations are used for office, design, and showroom space.

We lease 45,200 square feet for office space used by our swimwear business in Portland, Oregon, pursuant to a lease expiring in December 2004.

In order to monitor production of our products in the Far East, we maintain offices in South Korea and China (including Hong Kong) and also lease offices jointly with GFX, Inc., a company controlled by George Feldenkreis, our chairman and chief executive officer, in Beijing, China and Taipei, Taiwan.

We also operate 38 retail outlet stores, comprising approximately 94,500 square feet of selling space, all of which are leased.

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

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

(a)	Market Information

Our common stock has been listed for trading on the Nasdaq National Market under the symbol “PERY” since June 1999. Prior to that date, our trading symbol was “SUPI” based upon our former name, Supreme International Corporation. The following table sets forth, for the periods indicated, the range of high and low per share bids of our common stock as reported by the Nasdaq National Market. Such quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2003
First Quarter	$12.25	$6.65
Second Quarter	17.85	11.50
Third Quarter	15.00	9.40
Fourth Quarter	17.80	11.65

Fiscal Year 2004
First Quarter	20.94	17.54
Second Quarter	23.96	18.25
Third Quarter	29.73	22.41
Fourth Quarter	27.92	22.24

(b)	Holders

As of April 6, 2004, there were approximately 276 shareholders of record of our common stock. We believe the number of beneficial owners of our common stock is in excess of 1,100.

(c)	Dividends

We have not paid any cash dividends since our inception and do not contemplate doing so in the near future. Payment of cash dividends is prohibited under our senior credit facility and indentures governing our senior secured notes and senior subordinated notes. See Notes 14 through 17 to the consolidated financial statements of Perry Ellis included in Item 8 of this Report. Any future decision regarding payment of cash dividends will depend on our earnings and financial position and such other factors, as our board of directors deems relevant.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

The section under the heading “Executive Compensation” entitled “Equity Compensation Plan Information for Fiscal 2004” in the Company’s proxy statement for the 2004 annual meeting of shareholders is incorporated herein by reference.

For additional information concerning the Company’s capitalization please see Note 23, “Stock Options and Warrants” of the Notes to the Consolidated Financial Statements included in Item 8.

Item 6. Selected Financial Data

Summary Historical Financial Information

(Dollars in thousands, except for per share data)

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of Perry Ellis and related Notes thereto included in Item 8 of this Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Certain amounts in prior fiscal years have been reclassified to conform to the 2004 presentation.

Fiscal Year Ended January 31,	2000	2001	2002	2003	2004
Income Statement Data:
Net sales	$227,732	$258,888	$251,310	$277,028	$484,198
Net royalty income	22,840	25,790	26,681	28,813	21,718

Total revenues	250,572	284,678	277,991	305,841	505,916
Cost of sales	171,413	200,884	191,601	205,001	336,422

Gross profit	79,159	83,794	86,390	100,840	169,494
Selling, general and administrative expenses	42,663	49,408	55,447	63,850	119,659
Depreciation and amortization	5,181	6,130	6,662	3,583	5,043

Operating income	31,315	28,256	24,281	33,407	44,792
Costs on early extinguishment of debt	—	—	—	—	7,317
Interest expense	13,905	15,766	13,550	15,795	16,414

Income before minority interest and income tax provision	17,410	12,490	10,731	17,612	21,061
Minority interest	—	—	83	89	214
Income taxes	6,530	4,663	4,040	6,726	7,695

Net income	$10,880	$7,827	$6,608	$10,797	$13,152

Net income per share:
Basic	$1.62	$1.17	$1.01	$1.69	$1.71
Diluted	$1.59	$1.16	$1.01	$1.65	$1.59

Weighted average number of shares outstanding
Basic	6,726	6,689	6,517	6,387	7,683
Diluted	6,857	6,745	6,535	6,550	8,296

Other Financial Data and Ratios:
EBITDA (a)	$36,496	$34,385	$30,860	$36,901	$49,621
Cash flows from operations	14,047	(2,112)	22,375	(16,795)	(11,313)
Cash flows from investing	(104,091)	(5,434)	(3,021)	(47,349)	(44,887)
Cash flows from financing	90,097	7,665	(18,319)	67,479	52,409
Capital expenditures	2,332	2,712	2,922	22,077	8,673

Balance Sheet Data (at year end):
Working capital	70,651	88,879	60,932	119,898	192,930
Total assets	224,873	243,113	234,061	331,237	480,400
Total debt (b)	128,270	137,066	120,828	194,432	257,158
Total stockholders’ equity	76,020	82,879	87,204	99,402	150,882

a)	EBITDA represents net income before taking into consideration interest expense, costs on the early extinguishment of debt, depreciation expense, income taxes and amortization expense as outlined below in tabular format. EBITDA is not a measurement of financial performance under generally accepted accounting principles and does not represent cash flow from operations. Accordingly, do not regard this figure as an alternative to cash flows as a measure of liquidity. We believe that EBITDA provides an indication of Perry Ellis’ ability to satisfy its debt obligations but is not necessarily comparable with similarly titled measures for other companies. See “Statement of Cash Flows” in our consolidated financial statements.

	Fiscal Year Ended January 31, (In thousands)
	2000	2001	2002	2003	2004
Net income	$10,880	$7,827	$6,608	$10,797	$13,152

Depreciation & amortization	5,181	6,130	6,662	3,583	5,043
Interest expense	13,905	15,766	13,550	15,795	16,414
Income taxes	6,530	4,663	4,040	6,726	7,695
Costs on early extinguishment of debt					7,317

EBITDA	$36,496	$34,386	$30,860	$36,901	$49,621

b)	Total debt includes balances outstanding under Perry Ellis’ senior credit facility, senior secured notes, senior subordinated notes, and real estate mortgage.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We began operations in 1967 as Supreme International Corporation and initially focused our efforts on marketing guayabera shirts, and other men’s apparel products targeted at the Hispanic market in Florida and Puerto Rico. Over time we expanded our product line to offer a variety of men’s sport shirts. In 1988, we developed the Natural Issue brand and completed our initial public offering in 1993. In 1996, we began an expansion strategy through the acquisition of brands including the Munsingwear family of brands in 1996, the John Henry and Manhattan brands from Salant in 1999 and the Perry Ellis brand in 1999. Following the Perry Ellis acquisition, we changed our name from Supreme International Corporation to Perry Ellis International, Inc. to better reflect the name recognition that the brand provided. In 2002, we acquired the Jantzen brand and in June 2003 we acquired Salant, our largest licensee, giving us greater control of the Perry Ellis brand, as well as adding other brands owned by Salant.

We believe we are one of the leading apparel companies in the United States. We control a portfolio of major men’s and women’s brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution at more than 20,000 doors. The levels of retail distribution include department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate incentive market and independent retailers in the United States and Canada. Our largest customers include Federated, Dillard’s, May Department Stores, Wal-Mart, J.C. Penney, Kohl’s, and Sears. We also operate 38 retail stores located primarily in upscale retail outlet malls across the United States. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through approximately 56 domestic and approximately 79 international license agreements. Our licensing business is a significant contributor to our operating income.

In fiscal 2004, we experienced a 65.4% increase in total revenue and a 21.8% increase in net income. These increases were primarily due to our acquisition of Salant and organic growth offset by a decrease in royalty income. The record net income results we realized in fiscal 2004 came despite the fact that our swimwear business performed at levels below our expectations.

Our wholesale business, which is comprised of men’s sportswear and women’s and men’s swimwear and swimwear accessories, accounted for 96% of our total revenues in fiscal 2004, and our licensing business accounted for 4% of our total revenues in fiscal 2004. We have traditionally focused on the men’s sportswear market, which represented approximately 86.7% of our total wholesale revenues in fiscal 2004, while the women’s and men’s swimwear market represented approximately 13.3% of our total wholesale revenues in fiscal 2004.

In June 2003, we acquired Salant, a leading designer, marketer and distributor of brand name and private label menswear products and the largest licensee of the Perry Ellis brand. With the Salant acquisition we have consolidated control of the Perry Ellis brand, added significant revenues and earnings, solidified our balance sheet, further diversified our product offerings and customer base, and added to our portfolio of brands. As a result of this acquisition, we also assumed operation of 39 retail outlet stores, of which we have since closed four. The Salant business represented approximately $165 million of the $200 million in total revenue growth we experienced in fiscal 2004.

Our products have historically been geared towards lighter weight apparel generally worn during the spring and summer months. We believe that this seasonality has been reduced with our introduction of fall, winter, and holiday merchandise. Our swimwear business, however, is highly seasonal in nature, with the significant majority of its sales occurring in our first and fourth quarters. Our higher-priced products generally tend to be less sensitive to either economic or weather conditions. Seasonality can be affected by a variety of factors, including the mix of advance and fill-in orders, the amount of sales to different distribution channels, and overall product mix among traditional merchandise, fashion merchandise and swimwear. We expect that revenues for our second quarter will typically be lower than our other quarters due to the impact of seasonal sales.

We believe that our future growth will come as a result of our continued emphasis on our existing brands; new and expanded product lines; increases in our sales of bottoms, sweaters, swimwear and accessories; domestic and international licensing; multi-brand development for the fast-growing Hispanic market; and selective acquisitions and opportunities that fit strategically with our business model. Our expected future growth in these areas may be offset somewhat by a decreased focus on private label business.

In the past few years, the general decline in the U.S. economy has resulted in lower consumer spending. Retailers have responded to the general sense of economic weakness by delaying the placement of orders, reducing orders, and implementing aggressive price discounting and promotional activities. Many retailers, including some of our customers, have prioritized their own private label products or have instituted competitive internet-based global bidding processes for their private label business that, in some cases, are designed to effectively reduce margins to a level that are no longer attractive to us. In addition, during the past several years various retailers, including some of our customers, have experienced significant difficulties including bankruptcies, liquidations and reorganizations. All of these factors have materially adversely affected the apparel industry. Furthermore, the geopolitical situation has adversely affected the U.S. economy and consequently the apparel industry. We believe, however, that the current U.S. economy has improved in recent months. This improvement has led to the improved results of our customers. We believe that the improved economy and the resulting increase in demand for apparel should benefit us for the foreseeable future.

Recent Accounting Pronouncements

See Notes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for recent accounting pronouncements.

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in this report is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by Accounting Principles Generally Accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas we use judgment in are the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets and the measurement of retirement related benefits.

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

Deferred Taxes. We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized based on the differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to that portion which is expected to more likely than not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses. If our estimates and assumptions about future taxable income are not appropriate, the value of our deferred tax asset may not be recoverable.

Retirement-Related Benefits. The pension obligations related to our defined benefit pension plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate, expected return of plan assets, future compensation increases, and other factors, which are updated on an annual basis. Management is required to consider current market conditions, including changes in interest rates, in making these assumptions. Actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect the recognized pension expense or benefit and our pension obligation in future periods. The fair value of plan assets is based on the performance of the financial markets, particularly the equity markets. The equity markets can be, and recently have been, very volatile. Therefore, the market value of the plan assets can change dramatically in a relatively short period of time. Additionally, the measurement of the plan’s benefit obligation is highly sensitive to changes in interest rates. As a result, if the equity market declines and/or interest rates decrease, the plan’s estimated accumulated benefit obligation could exceed the fair value of the plan assets and therefore, we would be required to establish an additional minimum liability, which would result in a reduction in shareholder’s equity for the amount of the shortfall. For fiscal 2004, we did not record an additional minimum pension liability calculated under the provisions of SFAS No. 87.

Items Affecting Comparability of Fiscal Periods

Adoption of SFAS No. 142. As disclosed in Note 2 to the Consolidated Financial Statements, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of February 1, 2002. Under the provisions of SFAS No. 142, certain intangibles are no longer amortized after the date of adoption. Intangible assets as of the date of adoption are evaluated to determine if they have finite or indefinite useful lives. Intangible assets determined to have finite lives are amortized over those lives and intangible assets that have indefinite useful lives are not amortized. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require the disclosure of prior years results adjusted to exclude amortization expense related to goodwill and intangible assets which are no longer being amortized.

Adoption of EITF Issue No. 01-09. As disclosed in Note 2 to the Consolidated Financial Statements, we adopted EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” as of February 1, 2002. The provisions of EITF No. 01-09, relate to the measurement, recognition and presentation of certain sales incentives offered to the company’s customers. These new accounting rules apply to certain sales incentives such as discounts, coupons, rebates and certain payments made to retailers for shelf space or reimbursement of advertising costs. These accounting rules generally require these incentives to be reflected as a reduction in revenues on the income statement rather than selling, general and administrative expense. Upon adoption of these rules at the beginning of fiscal 2003, all prior financial statement results have been restated to reflect the impact of the change. The adoption of this new accounting standard had no impact on our income before minority interest and income taxes, net income or financial position.

Acquistions. We completed the Salant acquisition on June 2003, which contributed $164.8 million to our revenue growth

Our Results of Operations for Fiscal 2004

The following table sets forth, for the periods indicated, selected items in our consolidated statements of income expressed as a percentage of total revenues:

Fiscal Year Ended January 31	2002	2003	2004
Net Sales	90.4%	90.6%	95.7%
Royalty Income	9.6%	9.4%	4.3%

Total Revenues	100.0%	100.0%	100.0%

Cost of Sales	68.9%	67.0%	66.5%

Gross Profit	31.1%	33.0%	33.5%
Selling, general and administrative expenses	19.9%	20.9%	23.7%
Depreciation and amortization	2.4%	1.1%	1.0%

Operating Income	8.8%	11.0%	8.8%
Costs on early extinguishment of debt	0.0%	0.0%	1.4%
Interest Expense	4.9%	5.2%	3.2%

Income before minority interest and income taxes	3.9%	5.8%	4.2%
Minority interest	—	—	—
Income tax provision	1.5%	2.2%	1.5%

Net Income	2.4%	3.6%	2.7%

The following is a discussion of the results of operations for the fiscal year ended January 31, 2004 (“fiscal 2004”) as compared with the fiscal year ended January 31, 2003 (“fiscal 2003”).

Our Fiscal 2004 Results as compared to our Fiscal 2003 Results

Total revenues. Total revenues consist of net sales and royalty income. Total revenues for fiscal 2004 were $505.9 million, which is an increase of $200.1, or 65.4%, from $305.8 for fiscal 2003. The increase was due mainly to an increase of approximately $164.8 million in net sales generated by the Salant business, which we acquired in the Salant acquisition in June 2003, an increase of $38.9 million in net sales generated by our swimwear business, and a $3.5 million increase in net sales in our other men’s sportswear business, which includes all of our businesses other than our Salant business and swimwear business. This increase was offset in part by a decrease in royalty income of $7.1 million described below.

Net sales. Net sales in fiscal 2004 were $484.2 million, an increase of $207.2 million, or 74.8%, from $277.0 million in fiscal 2003. The increase in net sales is primarily attributable to the increases in net sales generated by the Salant business, by our swimwear business, and other men’s sportswear business.

Royalty income. Royalty income in fiscal 2004 was $21.7 million, a decrease of $7.1 million, or 24.6%, from $28.8 million in fiscal 2003. The decrease in royalty income for fiscal 2004 was due to two reasons. First, the loss of $3.5 million in royalty income we previously received from Salant. We acquired Salant in June 2003. For the fiscal years 2001 through 2003 Salant was our largest licensee, and its results are now recognized in our net sales. Second, the decrease in royalty income was also attributable to the decreases in royalty income from certain of the licensees of the Perry Ellis and John Henry brands. Royalty income is derived from agreements entered into by us with our licensees, which average three years in length. The vast majority of our license agreements require licensees to pay us a royalty, based on net sales and require licensees to pay a guaranteed minimum royalty. Approximately 67% of our royalty income was attributable to guaranteed minimum royalties with the balance attributable to royalty income in excess of the guaranteed minimums for each of fiscal 2004 and 2003.

Cost of sales. Cost of sales in fiscal 2004 were $336.4, an increase of $131.4 million, or 64.1%, from $205.0 million in fiscal 2003. The increase is primarily due to the increase in net sales described above.

As a percentage of revenues, cost of sales decreased from 67.0% in fiscal 2003 to 66.5% in fiscal 2004. Two factors contributed to this change. First royalty income, which has virtually no cost of sales associated with it decreased, which drove the average cost of sales as a percentage of total revenues up. Second, primarily as a result of the impact high margin sales from the Salant acquisition our cost of sales as a percentage of net sales (sales excluding royalty income) in fiscal 2004 was 69.5% as compared to 74% in fiscal 2003.

Gross profit. Gross profit was $169.5 million in fiscal 2004, as compared to $100.8 million, an increase of 68.1%. The increase in gross profit in fiscal 2004 as compared to fiscal 2003 was primarily attributed to the impact of our acquisition of Salant for the 7.5-month period after June 19, 2003. Additionally, we experienced growth in gross profit dollars in our other wholesale business. These increases were offset by a $7.1 million decrease in royalty income. As a percentage of total revenue gross profit margins were

33.5% in fiscal 2004 as compared to 33.0% in fiscal 2003. The decrease in royalty income mentioned earlier adversely impacted the overall gross profit margin percent; however, that decrease was offset by an improvement in our gross margin percent in our wholesale business (that is cost of sales divided by net sales). The wholesale gross profit margin percent improved in fiscal 2004 to 30.5% as compared to 26% in fiscal 2003. This improvement came as a result of the impact of sales from the Salant acquisition and from the Company’s continued success in realigning its business to higher margin branded business as compared to private label sales. Branded sales accounted for 91% of net sales in fiscal 2004 as compared to 75% in fiscal 2003.

The gross profit percentage for branded label sales typically is 3% to 5% higher than our private label sales depending on customer and product mix. Our gross profit percentage may not be comparable to others in our industry, because our gross profit includes royalty income and others in the apparel industry may not have such income.

Selling, general and administrative expenses. Selling, general and administrative expenses in fiscal 2004 were $119.7 million, an increase of $55.8 million, or 87.4%, from $63.9 million in fiscal 2003. As a percentage of total revenues, selling, general and administrative expenses were 23.7% in fiscal 2004 as compared to 20.9% in fiscal 2003. The increase in selling, general and administrative costs is primarily attributable to the additional $37.2 million in expenses incurred by our Salant business and an additional $10.9 million from our swimwear business. The increase in these costs is also attributable to an increase in expenses we incurred supporting our organic growth, and an increase in advertising, marketing and design to support our existing brands, such as Perry Ellis, Cubavera, the Havanera Co., and Original Penguin.

Depreciation and amortization. Depreciation and amortization in fiscal 2004 was $5.0 million, an increase of $1.5 million, or 40.7%, from $3.5 million in fiscal 2003. The increase is due to the increase in property and equipment purchased in fiscal 2004 and a full year of depreciation from the purchase of the main administrative office, warehouse and distribution facility in Miami and the Seneca distribution center. As of January 31, 2004, we owned approximately $36.8 million of property, plant and equipment as compared to $31.0 million of property, plant and equipment as of January 31, 2003.

Costs on early extinguishment of debt. As a result of redeeming our $100 million in senior subordinated notes in fiscal 2004, which were scheduled to mature in April 2006, our costs on early extinguishment of debt in fiscal 2004 was $7.3 million. The costs on early extinguishment of debt include the call premium we paid and other associated redemption costs.

Interest expense. Interest expense in fiscal 2004 was $16.4 million, an increase of $.6 million, or 3.9%, from $15.8 million in fiscal 2003 The increase is mainly due to higher average debt balances, including the $150.0 million senior subordinated notes issued in September 2003, offset by the impact of certain derivative hedging transactions.

As of January 31, 2004, we had $257.1 million in long-term debt as compared to $194.4 million as of January 31, 2003. The increase in long-term debt is a direct result of the long-term debt we incurred in connection with the Salant acquisition. In addition, we had an additional $11.8 million outstanding under our senior credit facility as compared to the prior fiscal year, which resulted in higher interest expense. The interest expense on higher outstanding debt was offset in part by the impact of certain derivative hedging transactions described in “Item 3: Quantitative and Qualitative Disclosures about Market Risks.”

Income taxes. Income taxes in fiscal 2004 were $7.7 million, a $1.0 million increase as compared to $6.7 million for fiscal 2003. For fiscal 2004, our effective tax rate was 36.5% as compared to 38.2% in fiscal 2003.

Net income. Net income in fiscal 2004 was $13.1 million, an increase of $2.3 million, or 21.8%, as compared to net income of $10.8 million in fiscal 2003. The increase in net income was due to the changes described above.

Our Fiscal 2003 Results as compared to our Fiscal 2002 Results

Total revenues. Total revenues consist of net sales and royalty income. Total revenues increased $27.8 million, or 10.0%, to $305.8 million in fiscal 2003 from $278.0 million in the prior year. The increase was due predominately to an increase of $25.3 million in net sales related to the sales generated by the Jantzen swimwear business and an increase in royalty income of $2.1 million.

Net sales. Net sales increased $25.7 million, or 10.2%, to $277.0 million in fiscal 2003 from $251.3 million in the comparable period last year. The increase in net sales is primarily attributable to the net sales generated by the Jantzen swimwear business. Net sales of non-swimwear men’s apparel remained relatively unchanged for the fiscal year.

Royalty income. Royalty income was $28.8 million in fiscal 2003, a $2.1 million, or 7.9% increase over the prior year amount of $26.7 million. Royalty income is derived from agreements entered into by us with our licensees which average three years in length. The vast majority of our license agreements require licensees to pay us a royalty, based on net sales and require licensees to pay a guaranteed minimum royalty. Approximately 67% and 76% of our royalty income was attributable to guaranteed minimums royalties with the balance attributable to royalty income in excess of the guaranteed minimums for fiscal 2003 and 2002, respectively. The increase in royalty income was mainly due to increases in royalty income in excess of guaranteed minimums for certain licensees of the Perry Ellis brand, including Salant, having strong results despite a slowdown in overall retail sales and the addition of royalty income generated from the Jantzen brands. The decrease in guaranteed minimums as a percentage of total royalty income was mainly due to increases in royalty income in excess of guaranteed minimums for certain licenses of the Perry Ellis brand, and royalty income from the Jantzen brands.

Cost of sales. Cost of sales for fiscal 2003 of $205.0 million was $13.4 million, or 7.0% higher than the prior year amount of $191.6 million due mainly to the increase in net sales as described above. As a percent of revenues, cost of sales decreased from 68.9% in fiscal 2002 to 67.0% in fiscal 2003, due primarily to a change in our sales mix between private label and branded label sales. Cost of sales includes only costs relating to sale of product and excludes costs relating to royalty income which are immaterial. Gross profit was $100.8 million in fiscal 2003, or 33.0% of revenues, as compared to $86.4 million, or 31.1% of revenues, in the prior year. We increased focus on branded label sales, which accounted for 75.0% of our net sales in fiscal 2003 compared to 70.1% in fiscal 2002, contributed to greater gross margins because branded label sales typically generate higher gross margins. Our gross margin percentage for branded label sales typically are 3% to 5% higher than our gross margin percentage for private label sales depending on customer and product mix. Our gross profit percentage may not be comparable to others in the industry, because we include royalty income in gross profit and others in the apparel industry may not.

Selling, general and administrative expenses. Selling, general and administrative expenses were $63.9 million in fiscal 2003 as compared to $55.4 million in the prior year, an increase of $8.5 million, or 15.2%. As a percent of total revenues, selling, general and administrative expenses increased from 19.9% in fiscal 2002 to 20.9% in fiscal 2003. The increase was due primarily to the additional $10.4 million in expenses incurred by the Jantzen operations, offset by a decrease of $2.0 million in expenses incurred by our European Operations while the selling, general and administrative expenses relating to our other businesses remained relatively unchanged.

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

Interest expense. Interest expense in fiscal 2003 was $15.8 million as compared to $13.6 million in the prior year. The increase is primarily attributable to our senior secured notes, which we sold to finance the Jantzen acquisition, to pay down borrowings under the senior credit facility and to use as additional working capital offset by lower interest rates and the positive impact of certain derivative hedging transactions described herein.

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

Our Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations and expansion. We believe that as a result of the growth in our business, our working capital requirements will increase. As of January 31, 2004, our total working capital was $192.9 million as compared to $119.9 million as of January 31, 2003. We believe that our cash flows from operations and borrowings under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs for the foreseeable future.

Net cash used in operating activities was $11.3 million in fiscal 2004 as compared to cash used in operating activities of $16.8 million in fiscal 2003 and $22.4 million provided by operations in fiscal 2002. The decrease of $5.5 million in the level of cash used in operating activities in fiscal 2004 as compared to fiscal 2003 is primarily attributable to an decrease in the use of cash related to accounts receivable, inventory, accounts payable and accrued expenses, and higher net income. Net cash used in operating activities was $16.8 million in fiscal 2003, as compared to $22.4 million provided by operations in fiscal 2002. The difference was due to an increase in accounts receivable of $29.4 million, and an increase in inventory of $3.7 million in fiscal 2003 offset in part by higher earnings. Accounts receivable increased due to our acquisition of Salant, organic growth and a greater concentration of shipments occuring in the last month of the fiscal year. Inventory increased by $1.9 million over the prior year due to the timing of receipts of goods at January 31, 2004 and levels of replenishment of inventory.

Net cash used in investing activities was $44.9 million in fiscal 2004, which primarily reflects the cash portion of the acquisition of Salant for $34.5 million, net of cash acquired, purchases of property and equipment of $8.7 million and the purchase of the Redsand trademark for $1.8 million.

In fiscal 2003, net cash used in investing activities was $47.3 million, principally due to the Jantzen acquisition and purchases of property and equipment. In addition, in fiscal 2003, we used $22.1 million for the purchase of property, plant and equipment, which included the $14.5 million contingent rental payment that was required by the termination of the synthetic lease and $2.5 million for the purchase of the Seneca distribution center.

Net cash provided by financing activities in fiscal 2004 was $52.4 million, which primarily reflects the net proceeds from our senior credit facility of $11.8 million, net proceeds from our offering of our 8 7/8% senior subordinated notes of $146.8 million, proceeds from the exercise of employee stock options of $2.1 million, offset by payments to redeem our 12¼% senior subordinated notes of $107.3 million, which included a redemption premium, and purchases of treasury stock of $1.0 million.

Net cash provided by financing activities in fiscal 2003 was $67.5 million, which reflects the net proceeds from our offering of senior secured notes of $55.6 million, the proceeds from the exercise of employee stock options of $1.3 million, proceeds from the real estate mortgage of $11.6 million on our main administrative office, warehouse and distribution facility, offset by net repayments under our senior credit facility of $1.2 million, and scheduled payments on our 12¼% senior subordinated notes of $2.2 million.

The Salant Acquisition

On June 19, 2003, we acquired Salant Corporation, which was our largest licensee. The aggregate merger consideration paid by us was approximately $90.9 million, comprised of approximately $51.9 million in cash, approximately $35.6 million worth of our newly issued common stock and approximately $3.4 million in merger costs. The cash portion of the merger consideration was funded from Salant’s available cash reserves and through borrowings under our senior credit facility.

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

Senior Credit Facility

Our amended senior credit facility with Congress Financial Corporation (Florida), as agent for a syndicate of lenders, provides us with a revolving credit facility of up to an aggregate amount of $110.0 million. The senior credit facility expires in September 2005 and the indebtedness thereunder ranks ahead of the 8 7/8% senior subordinated notes. On February 23, 2004, we increased our availability under the senior credit facility to $130.0 million until June 7, 2004.

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

Interest. Interest on the principal balance under the senior credit facility accrues, at our option, at either (a) our bank prime lending rate with adjustments depending upon our quarterly average excess availability plus excess cash or leverage ratio or (b) 2.00% above the rate quoted by our bank as the average Eurodollar Rate (“Eurodollar”) for 1-, 2-, 3- and 6-month Eurodollar deposits with one-quarter percentage point adjustments depending upon our quarterly average excess availability plus excess cash and leverage ratio at the time of borrowing.

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

Letter of Credit Facilities

As of January 31, 2004, we maintained four U.S. dollar letter of credit facilities totaling $90.0 million and one letter of credit facility totaling $2.8 million utilized by our Canadian joint venture. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets, including but not limited to the capital stock or membership interests, as the case may be, of certain of our subsidiaries. As of January 31, 2004, there was $30.8 million available under existing letter of credit facilities.

Senior Secured Notes

In March of 2002 we issued $57.0 million 9½% senior secured notes due March 15, 2009. The proceeds of the offering were used to finance the Jantzen acquisition, to reduce the amount of outstanding debt under the previous senior credit facility and as additional working capital. The proceeds to us were $55.6 million yielding an effective interest rate of 9.74% after deduction of discounts. We entered into certain derivative hedging transaction described in “Item 7A: Quantitative and Qualitative Disclosures about Market Risks” in order to minimize debt service costs related to these senior secured notes.

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

Certain Covenants. The indenture governing the senior secured notes contains certain covenants which restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We are prohibited from paying cash dividends under these covenants. We believe we are currently in compliance with all of the covenants in this indenture. We could be materially harmed if we violate any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could also constitute a cross-default under our senior credit facility, letter of credit facilities, mortgage and the indenture relating to our senior subordinated notes resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

12¼% Senior Subordinated Notes

We issued $100.0 million 12¼% senior subordinated notes on April 6, 1999, the proceeds of which were used to acquire the Perry Ellis, John Henry and Manhattan brands and to pay down the outstanding balance of the senior credit facility at that time. The notes were scheduled to mature on April 1, 2006 and bore interest at the rate of 12¼% payable on April 1 and October 1 in each year. The proceeds to us were $98.9 million yielding an effective interest rate of 12.39% after deduction of discounts. We entered into certain derivative hedging transaction described in “Item 7A: Quantitative and Qualitative Disclosures about Market Risks” in order to minimize debt service costs related to these senior subordinated notes. In November 2002, we repurchased $2.2 million of the 12 ¼% senior subordinated notes. On October 15, 2003, we redeemed the $100 million of 12¼% senior subordinated notes that were scheduled to mature on April 1, 2006 for approximately $107.3 million.

8 7/8% Senior Subordinated Notes

We issued $150 million 8 7/8% senior subordinated notes on September 22, 2003, the proceeds of which were used to redeem the 12¼% senior subordinated notes and to pay down the outstanding balance of the senior credit facility at that time. The notes mature on September 15, 2013 and bear interest at the rate of 8 7/8% payable semiannually on March 15 and September 15 of each year. The proceeds to us were $146.8 million yielding an effective interest rate of 9.1%. We entered into certain derivative hedging transactions described in “Item 7A: Quantitative and Qualitative Disclosures about Market Risks” in order to minimize debt service costs related to these senior subordinated notes.

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

On June 30, 2002, we made the required payment under the synthetic operating lease and partially refinanced the acquisition of the facility with an $11.6 million mortgage. The mortgage contains certain covenants. We believe we are currently in compliance with all of our covenants under the mortgage. We could be materially harmed if we violate any covenants because the lender under the mortgage could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indentures relating to our senior secured notes and senior subordinated notes resulting in all our of debt obligations becoming immediately due and payable.

On September 13, 2002, we purchased a distribution center in Seneca, South Carolina for $2.5 million in cash. We had secured the option to purchase the facility as part of the Jantzen acquisition.

Contractual Obligations and Commercial Commitments

The following tables illustrate our contractual obligations and commercial commitments as of January 31, 2004 and include the effects of the transactions and amendments discussed above that occurred during the year ended January 31, 2004.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior subordinated notes	$150,000,000	$—	$—	$—	$150,000,000

Senior secured notes	$57,000,000	$—	$—	$—	$57,000,000

Senior credit facility	$34,714,584		$34,714,584

Real estate mortgage	$11,600,000	$32,977	$285,985	$329,613	$10,951,426

Operating leases	$53,954,499	$7,725,750	$14,763,884	$11,834,183	$19,630,682

Total contractual obligations	$307,269,083	$7,758,727	$49,764,453	$12,163,796	$237,582,108

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of credit	$52,903,719	$52,903,719	$—	$—	$—

Stand by letters of credit	$9,073,000	$—	$—		$9,073,000

Total commercial commitments	$61,976,719	$52,903,719	$—	$—	$9,073,000

Total contractural obligations and other commercial commitments	$369,245,802	$60,662,446	$49,764,453	$12,163,796	$246,655,108

Management believes that the combination of borrowing availability under the amended senior credit facility, letter of credit facilities, and funds anticipated to be generated from operating activities, will be sufficient to meet our operating and capital needs in the foreseeable future.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements”, as defined by applicable SEC rules.

Derivatives Financial Instruments

Derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or shareholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risks” for further discussion about derivative financial instruments.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our financial position and results of operations as of and for the fiscal year ended January 31, 2004.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in the Company’s financial statements represents the potential changes in the fair value, earnings or cash flows arising from changes in interest rates. The Company manages this exposure through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company’s policy allows the use of derivative financial instruments for identifiable market risk exposure, including interest rate. The Company does not enter into derivative financial contracts for trading or other speculative purposes except for as discussed below.

In August 2001, the Company entered into an interest rate swap, option and interest rate cap agreements (the “$40 million Swap Agreement”) for an aggregate notional amount of $40.0 million in order to minimize its debt servicing costs associated with its $100.0 million of 12¼% senior subordinated notes due April 1, 2006.

The fair value of the $40 million Swap Agreement recorded on the Company’s Consolidated Balance Sheet was $1.9 million as of January 31, 2003. In conjunction with the $40 million Swap Agreement, the Company also entered into an interest rate cap and basis swap that did not qualify for hedge accounting treatment under the SFAS No. 133, resulting in $0.2 million increase of recorded interest expense on the Consolidated Statement of Income for the fiscal year ended January 31, 2004 and $0.35 million increase of recorded interest expense for the year ended January 31, 2003.

In August 2003, the Company terminated the $40 million Swap Agreement and received approximately $1.9 million, which is included as a component of interest income.

In conjunction with the March 2002 offering of $57.0 million of 9½% senior secured notes due March 15, 2009, the Company entered into interest rate swap and option agreements (the “$57 million Swap Agreement”) for an aggregate notional amount of $57.0 million in order to minimize the debt servicing costs associated with the 9½% senior secured notes. The $57 million Swap Agreement is scheduled to terminate on March 15, 2009. Under the $57 million Swap Agreement, the Company is entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 9½% and is obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the three-month LIBOR rate plus 369 basis points for the period from March 22, 2002 through March 15, 2009. The $57 million Swap Agreement has optional call provisions with trigger dates of March 15, 2005, March 15, 2006 and March 15, 2007, which contain premium requirements in the event the call is exercised.

The $57 million Swap Agreement is a fair value hedge as it has been designated against the 9½% senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in the Company’s consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $57 million Swap Agreement recorded on the Company’s Consolidated Balance Sheet was $5.0 million and $4.4 million as of January 31, 2003 and 2004, respectively.

In December 2002, the Company entered into an interest rate floor agreement (the “$57 million Floor Agreement”) for an aggregate notional amount of $57.0 million associated with the 9½% senior secured notes. The $57 million Floor Agreement is scheduled to terminate on March 15, 2005. Under the $57 million Floor Agreement, the Company must pay the difference between the three-month LIBOR rate and 1.50% for all rate resets in which the LIBOR is below 1.50%. When the LIBOR is equal to or greater than 1.50%, the Company makes no payments under the Floor.

The $57 million Floor Agreement did not qualify for hedge accounting treatment under SFAS No. 133, resulting in $0.2 million and $0.1 million increase of recorded interest expense on the Consolidated Statement of Income for the fiscal years ended January 31, 2003 and 2004, respectively. The fair value of the $57 million Floor Agreement recorded on the Company’s Consolidated Balance Sheet was ($0.2) and ($0.1) million as of January 31, 2003 and 2004, respectively.

In April 2003, the Company entered into an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57.0 million associated with the senior secured notes. The $57 million Cap Agreement is scheduled to terminate on March 15, 2009. The $57 million Cap Agreement caps the interest rate on the senior secured notes at 10%.

The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in $0.3 million increase of recorded interest expense on the consolidated statement of income for the fiscal year ended January 31, 2004. The fair value of the $57 million Cap Agreement recorded on the Company’s consolidated balance sheet was ($0.3) million as of January 31, 2004.

In conjunction with the Company’s September 2003 offering of $150.0 million of 8 7/8% senior subordinated notes due September 15, 2013, the Company entered into interest rate swap agreements (the “$150 million Swap Agreement”) for an aggregate notional amount of $150.0 million in order to minimize the debt servicing costs associated with the new senior subordinated notes. The $150 million Swap Agreement is scheduled to terminate on September 15, 2013. Under the $150 million Swap Agreement, the Company is entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8 7/8% and is obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the six-month LIBOR rate plus 394 basis points for the period from September 22, 2003 through September 15, 2013. The $150 million Swap Agreement has optional call provisions with trigger dates of September 15, 2008, September 15, 2009, September 15, 2010 and September 15, 2011, which contain premium requirements in the event the call is exercised.

The $150 million Swap Agreement is a fair value hedge as it has been designated against the 8 7/8% senior subordinated notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in our consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $150 million Swap Agreement recorded on the consolidated balance sheet was $0.5 million as of January 31, 2004.

The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations

Expected Maturity Date

Fiscal Years Ended January 31,

(In Millions)

	2004		2005	2006	2007	Thereafter	Total	Fair Value At 1/31/04
Long-term Liabilities:
Senior Subordinated Notes	$0.0		$0.0	$0.0	$0.0	$150.0	$150.0	$159.8
Fixed Interest Rate	8.88%		8.88%	8.88%	8.88%	8.88%	8.88%

Senior Secured Notes	$0.0		$0.0	$0.0	$0.0	$57.0	$57.0	$61.6
Fixed Interest Rate	9.50%		9.50%	9.50%	9.50%	9.50%	9.50%

Real Estate Mortgage	$0.0		$0.1	$0.1	$0.2	$11.2	$11.6	$11.6
Fixed Interest Rate	7.12%		7.12%	7.12%	7.12%	7.12%	7.12%

Senior Credit Facility	$34.7		N/A	N/A	N/A	N/A	$34.7	$34.7
Average Variable Interest Rate	3.75	%(C)	N/A	N/A	N/A	N/A	3.75%

Interest Rate Derivatives:

$150 million 2003 Swap Agreement	$0.0		$0.0	$0.0	$0.0	$150.0	$150.0	$0.5	(D)
Average Pay Rate	5.15	%(A)	5.15%	5.15%	5.15%	5.15%
Average Receive Rate	8.88%		8.88%	8.88%	8.88%	8.88%

$57 million 2002 Swap Agreement	$0.0		$0.0	$0.0	$0.0	$57.0	$57.0	$4.4	(D)
Average Pay Rate	4.82	%(B)	4.82%	4.82%	4.82%	4.82%
Average Receive Rate	9.50%		9.50%	9.50%	9.50%	9.50%

(A)	$150 million 2003 swap variable rate is based on the 6-month LIBOR rate plus 394 basis points through 9/15/13 Average variable rates for all periods are based on the rates in effect on January 31, 2004.
(B)	$57 million 2002 swap variable rate is based on 3-month LIBOR rate plus 369 basis points through 3/15/09. The interest rate floor limits the pay rate on the swap to 1.50% and expires at the same time as the underlying swap. The interest rate cap limits the pay rate on the swap to 10.00% and expires at the same time as the underlying swap. Average variable rates for all periods are based on the rates in effect on January 31, 2004.
(C)	Senior credit facility has a variable rate of interest of either 1) the published prime lending rate or 2) Eurodollar rate with adjustments of both rates based on meeting certain financial conditions.
(D)	Fair market value as of January 31, 2004 does not include the fair value of the interest rate cap or floor.

Item 8. Financial Statements And Supplementary Data

See pages F-1 through F-40 appearing at the end of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No changes in our internal controls over financial reporting occured during the quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers required by this item is included in our Proxy Statement relating to our 2004 Annual Meeting under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information regarding our audit committee financial expert required by this item is included in our Proxy Statement relating to our 2004 Annual Meeting under the caption “Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is included in our 2004 Proxy Statement relating to our 2004 Annual Meeting under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our directors, officers, and employees. The Code of Ethics is posted on our website at www.pery.com. Amendments to, and waivers granted under, our Code of Ethics, if any, will be posted to our website as well.

Item 11. Executive Compensation

Information required by this item is included in our 2004 Proxy Statement under the captions “Executive Compensation”, “Summary Compensation Table”, “Option Grants in Last Fiscal year”, “Stock Option Held at End of Fiscal 2003”, “Compensation of Directors”, “Employment Agreements”, and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item is included in our 2004 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information for Fiscal 2004” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required by this item is included in our 2004 Proxy Statement under the captions “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item is included in our 2004 Proxy Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this report

(1)	Consolidated Financial Statements.

The following Consolidated Financial Statements of Perry Ellis International, Inc. and subsidiaries are included in Part II, Item 8:

(2)	Consolidated Financial Statement Schedule

All schedules required by applicable Securities and Exchange Commission regulations are either not required under the related instructions, are inapplicable or the required information has been included in the Consolidated Financial Statements and therefore such schedules have been omitted.

(3)	Exhibits

Exhibit No	Description of Exhibit
3.1	Registrant’s Amended and Restated Articles of Incorporation (5)
3.2	Registrant’s Amended and Restated Bylaws (1)
4.1	Form of Common Stock Certificate (1)
4.2	Indenture dated April 6, 1999 between the Registrant and State Street Bank and Trust Company (“State Street”), as amended (6)
4.5	Specimen Forms of 12 1/4% Senior Subordinated Notes Due April 1, 2006 (6)
4.6	Indenture dated March 22, 2002 between the Registrant and State Street, as amended (9)
4.8	Pledge and Security Agreement dated March 22, 2002 by and among the Registrant, Jantzen Apparel Corp. and State Street (9)
4.9	Specimen Forms of 91/2% Senior Secured Notes Due March 15, 2009 (9)
4.10	Indenture dated September 22, 2003 between the Registrant and U.S. Bank Trust National Association (“U.S. Bank”)(16)
4.11	Specimen Forms of 8 7/8% Senior Subordinated Notes Due September 15, 2013 (16)
10.3	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Officers (1)
10.9	1993 Stock Option Plan (1)(2)
10.10	Directors Stock Option Plan(1)(2)
10.17	Amendment to Business Lease between George Feldenkreis and the Registrant relating to office facilities (3)
10.20	Profit Sharing Plan (2)(3)
10.21	Amended and Restated Employment Agreement between the Registrant and George Feldenkreis (2)(3)
10.22	Amended and Restated Employment Agreement between the Registrant and Oscar Feldenkreis (2)(3)
10.24	Lease Agreement [Land] dated as of August 28, 1997 between SUP Joint Venture, as Lessor and the Registrant, as Lessee (4)
10.25	Lease Agreement [Building] dated as of August 28, 1997 between SUP Joint Venture, as Lessor and the Registrant, as Lessee (4)
10.34	Employment agreement between Allan Zwerner and the Registrant (2)(6)
10.36	Incentive Stock Option Plan (2)(7)
10.37	Asset Purchase Agreement dated as of March 15, 2002 by and among the Registrant, Jantzen, Inc. and VF Canada, Inc. (8)
10.38	Fifth Amendment dated March 14, 2002 to Amended and Restated Loan and Security Agreement dated March 26, 1999 (9)
10.39	Fourth Amendment to Master Agreement dated March 14, 2002, by and among the Registrant, SUP Joint Venture, SunTrust Bank and Israeli Discount Bank (9)
10.40	Loan and Security Agreement dated as of October 1, 2002 (the “Senior Credit Facility”) (11)
10.41	Agreement and Plan of Merger, dated February 3, 2003, by and among the Registrant, Connor Acquisition Corp. and Salant (12)
10.42	Letter Agreement, dated February 3, 2003, among Michael J. Setola, Salant and the Registrant (9)
10.43	Letter Agreement, dated February 3, 2003, among Awadhesh K. Sinha, Salant and the Registrant (9)
10.44	2002 Stock Option Plan (10)
10.45	Employment agreement between Alberto de Cardenas and the Registrant (2)(13)
10.57	Amendment No. 1 to the Senior Credit Facility (15)
10.58	Amendment No. 2 to the Senior Credit Facility (16)
10.59	Amendment No. 3 to the Senior Credit Facility (17)
10.60	Amendment No. 4 to the Senior Credit Facility (17)
10.61	Employment agreement between Timothy B. Page and the Registrant (2)(17)
21.1	Subsidiaries of the Registrant (17)
23.1	Consent of Deloitte & Touche LLP, independent public accountants regarding financial statements of the Registrant (17)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (17)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (17)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(17)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(17)

(1)	Previously filed as an Exhibit of the same number to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

(2)	Management Contract or Compensation Plan.
(3)	Previously filed as an Exhibit of the same number to the Registrant’s Registration Statement on Form S-1 (File No. 33-96304) and incorporated herein by reference.
(4)	Previously filed as an Exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1998 and incorporated herein by reference.
(5)	Previously filed as an Exhibit to the Registrant’s Proxy Statement for its 1998 Annual Meeting and incorporated herein by reference.
(6)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 33-78427) and incorporated herein by reference.
(7)	Previously filed as an Exhibit to the Registrant’s Proxy Statement for its 2000 Annual Meeting and incorporated herein by reference.
(8)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 22, 2002, as amended, and incorporated herein by reference.
(9)	Previously filed as an Exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated herein by reference.
(10)	Previously filed as an Annex to the Registrant’s Proxy Statement for its 2002 Annual Meeting and incorporated herein by reference.
(11)	Previously filed as an Exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2002, as amended and incorporated herein by reference.
(12)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 5, 2003 as amended, and incorporated herein by reference.
(13)	Previously filed as an Exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated herein by reference.
(14)	Previously filed as an Exhibit to Salant Corporation’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
(15)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003 and incorporated herein by reference.
(16)	Previously filed as filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No.33-110616) and incorporated herein by reference.
(17)	Filed herewith.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K, with respect to Items 7 and 12, dated November 19, 2003, during the three months ended January 31, 2004.

(c)	Item 601 Exhibits

The exhibits required by Item 601 of Regulation S-K are set forth in (a)(3) above.

(d)	Financial Statement Schedules

The financial statement schedules required by Regulation S-K are set forth in (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERRY ELLIS INTERNATIONAL, INC.

Dated: April 15, 2004	By:	/S/ GEORGE FELDENKREIS
George Feldenkreis Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date

/s/ GEORGE FELDENKREIS George Feldenkreis	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 15, 2004

/s/ OSCAR FELDENKREIS Oscar Feldenkreis	President, Chief Operating Officer and Director	April 15, 2004

/s/ TIMOTHY B. PAGE Timothy B. Page	Chief Financial Officer (Principal Financial Officer)	April 15, 2004

/s/ ANTHONY J. MACAIONE Anthony J. Macaione	Senior Vice President /Controller (Principal Accounting Officer)	April 15, 2004

/s/ MARC BALMUTH Marc Balmuth	Director	April 15, 2004

/s/ RONALD BUCH Ronald Buch	Director	April 15, 2004

/s/ GARY DIX Gary Dix	Director	April 15, 2004

/s/ SALOMON HANONO Salomon Hanono	Director	April 15, 2004

/s/ JOSEPH P. LACHER Joseph P. Lacher	Director	April 15, 2004

/s/ LEONARD MILLER Leonard Miller	Director	April 15, 2004

INDEX TO FINANCIAL STATEMENTS

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Perry Ellis International, Inc.:

We have audited the consolidated balance sheets of Perry Ellis International, Inc. and subsidiaries (the “Company”) as of January 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in the year ended January 31, 2003, the Company changed its method of accounting for intangible assets to conform to Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets.”

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

April 16, 2004

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31,

	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$4,683,177	$1,011,220
Accounts receivable, net	79,489,739	115,677,930
Inventories, net	51,306,474	110,909,571
Deferred income taxes	2,957,765	9,621,411
Prepaid income taxes	3,361,650	5,002,043
Other current assets	4,104,767	6,417,675

Total current assets	145,903,572	248,639,850

Property and equipment, net	31,048,876	39,092,579

Intangible assets, net	142,186,062	152,265,790
Deferred income tax	—	28,590,552
Other	12,098,835	11,811,384

TOTAL	$331,237,345	$480,400,155

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,820,168	$31,644,178
Accrued expenses	5,058,748	16,350,105
Accrued interest payable	4,674,929	3,740,488
Unearned revenues	1,994,554	983,984
Other current liabilities	1,457,422	2,990,909

Total current liabilities	26,005,821	55,709,664

Senior subordinated notes payable	99,180,580	150,454,235
Senior secured notes payable	60,729,796	60,389,322
Senior credit facility	22,922,287	34,714,584
Real estate mortgage	11,600,000	11,600,000
Deferred pension obligation	—	15,733,784
Deferred income tax	10,694,595	—

Total long-term liabilities	205,127,258	272,891,925

Total liabilities	231,133,079	328,601,589

Minority Interest	702,480	916,761

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 6,425,641 shares issued and outstanding as of January, 31 2003 and 8,470,700 shares issued and 8,435,013 shares outstanding as of January 31, 2004	64,257	84,708
Additional paid-in-capital	27,198,094	66,073,881
Retained earnings	72,182,529	85,334,665
Accumulated other comprehensive income(loss)	(43,094)	321,844

Total	99,401,786	151,815,098
Treasury Stock at cost; 35,687 shares as of January 31, 2004	—	(933,293)

Total stockholders’ equity	99,401,786	150,881,805

TOTAL	$331,237,345	$480,400,155

See notes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JANUARY 31,

	2002	2003	2004
Revenues
Net sales	$251,310,159	$277,027,795	$484,197,918
Royalty income	26,680,987	28,812,955	21,717,751

Total revenues	277,991,146	305,840,750	505,915,669
Cost of sales	191,601,211	205,000,956	336,421,881

Gross profit	86,389,935	100,839,794	169,493,788
Operating expenses
Selling, general and administrative expenses	55,446,854	63,850,180	119,658,924
Depreciation and amortization	6,662,158	3,582,850	5,043,003

Total operating expenses	62,109,012	67,433,030	124,701,927

Operating income	24,280,923	33,406,764	44,791,861
Costs on early extinguishment of debt	—	—	7,317,000
Interest expense	13,549,746	15,795,347	16,413,531

Income before minority interest and income taxes	10,731,177	17,611,417	21,061,330
Minority interest	83,240	88,809	214,281
Income tax provision	4,039,995	6,726,323	7,694,913

Net income	$6,607,942	$10,796,285	$13,152,136

Net income per share:
Basic	$1.01	$1.69	$1.71

Diluted	$1.01	$1.65	$1.59

Weighted average number of shares outstanding:
Basic	6,516,807	6,387,459	7,683,442
Diluted	6,534,749	6,550,126	8,296,153

See notes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS ENDED JANUARY 31

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	COMPREHENSIVE INCOME	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT
BALANCE, JANUARY 31, 2001	6,579,374	$67,393	$29,063,407	$(1,029,919)	—	—	$54,778,302	$82,879,183
Exercise of stock options	2,666	27	15,395	—	—	—	—	15,422
Net income	—	—	—	—	—	$6,607,942	6,607,942	6,607,942
Foreign currency translation adjustment	—	—	—	—	$(121,753)	(121,753)	—	(121,753)

Comprehensive income						$6,486,189

Purchase of treasury stock	(296,100)	—	—	(2,177,256)	—		—	(2,177,256)
Retirement of treasury stock	—	(4,046)	(2,792,762)	2,796,808	—		—	—

BALANCE, JANUARY 31, 2002	6,285,940	$63,374	$26,286,040	$(410,367)	$(121,753)		$61,386,244	$87,203,538
Exercise of stock options	139,701	1,397	1,321,907	—	—		—	1,323,304
Net income	—	—	—	—	—	10,796,285	10,796,285	10,796,285
Foreign currency translation adjustment	—	—	—	—	78,659	78,659	—	78,659

Comprehensive income						$10,874,944

Retirement of treasury stock	—	(514)	(409,853)	410,367	—		—	—

BALANCE, JANUARY 31, 2003	6,425,641	$64,257	$27,198,094	$0	$(43,094)		$72,182,529	$99,401,786
Exercise of stock options	211,271	2,113	2,051,987	—	—		—	2,054,100
Net income	—	—	—	—	—	13,152,136	13,152,136	13,152,136
Foreign currency translation adjustment	—	—	—	—	364,938	364,938	—	364,938

Comprehensive income						$13,517,074

Tax benefit for exercise of non-qualified stock options	—	—	1,287,427	—	—		—	1,287,427
Issuance of stock for acquisition	1,833,788	18,338	35,536,373		—		—	35,554,711
Purchase of treasury stock	(35,687)	—		(933,293)	—		—	(933,293)

BALANCE, JANUARY 31, 2004	8,435,013	$84,708	$66,073,881	$(933,293)	$321,844		$85,334,665	$150,881,805

See notes to consolidated financial statements.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31,

	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,607,942	$10,796,285	$13,152,136
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,190,801	2,783,205	3,954,495
Provision for bad debts	1,575,000	280,620	856,697
Tax benefit from exercise of stock options	—	—	1,287,427
Amortization of debt issue costs	614,347	918,628	1,165,310
Amortization of bond discount	164,000	348,741	324,540
Deferred income taxes	1,386,240	3,371,314	7,604,601
Costs on early extinguishment of debt	—	—	7,317,000
Minority interest	83,240	88,809	214,281
Other	(64,250)	78,659	244,845
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	7,048,510	(29,400,114)	(23,284,888)
Inventories, net	(1,528,619)	(3,706,285)	(14,569,097)
Other current assets and prepaid income taxes	586,446	(5,692,025)	(2,570,301)
Other assets	(701,044)	(2,046,398)	2,912,290
Accounts payable and accrued expenses	(1,160,561)	6,695,881	(9,510,854)
Income taxes payable	1,385,210	(1,381,551)	—
Accrued interest payable	(604,768)	865,932	(934,441)
Other current liabilities and unearned revenues	792,354	(797,536)	522,917

Net cash (used in) provided by operating activities	22,374,848	(16,795,835)	(11,313,042)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,921,930)	(22,076,974)	(8,673,206)
Purchase of intangible assets	(98,928)	(187,701)	(1,760,723)
Payment for acquired businesses, net of cash acquired	—	(25,084,374)	(34,453,289)

Net cash used in investing activities:	(3,020,858)	(47,349,049)	(44,887,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) from senior credit facility	(16,157,032)	1,166,193	11,792,297
Payments on senior subordinated notes	—	(2,199,492)	(107,317,000)
Proceeds from senior subordnated notes	—	—	146,812,500
Proceeds from senior secured notes	—	55,589,250	—
Proceeds from real estate mortgage	—	11,600,000	—
Purchase of treasury stock	(2,177,256)	—	(933,293)
Proceeds from exercise of stock options	15,421	1,323,303	2,054,100

Net cash provided by (used in) financing activities:	(18,318,867)	67,479,254	52,408,604

Effect of exchange rate changes on cash and cash equivalents	(75,886)	44,829	119,699

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	959,237	3,379,199	(3,671,957)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	344,741	1,303,978	4,683,177

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,303,978	$4,683,177	$1,011,220

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,058,640	$15,762,844	$16,439,092

Income taxes	$1,608,192	$7,470,063	$551,976

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Change in fair value of mark-to-market interest rate swap/option	$(245,152)	$7,100,362	$(1,987,359)

Issuance of stock for acquisition	$—	$—	$35,554,711

See notes to consolidated financial statements.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 2004

1. General

The Company is a leading licensor, designer and marketer of a broad line of high quality men’s sportswear, including sport and dress shirts, golf sportswear, sweaters and casual dress pants and shorts, which sells to all levels of retail distribution. The Company licenses its trademark portfolio domestically and internationally for apparel and other products that it does not sell including dress sportswear, outerwear, fragrances and accessories. The Company has built a broad portfolio of brands through selective acquisitions and the establishment of its own brands over its 35-year operating history. The Company’s distribution channels include regional, national and international upscale department stores, mid-tier department stores, chain stores, mass merchants, specialty stores and corporate wear distributors as well as various retail sales stores throughout the United States, Puerto Rico and Canada.

2. Summary of Significant Accounting Policies

The following is a summary of the Company’s significant accounting policies:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Perry Ellis International, Inc. and its wholly-owned and controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The ownership interest in consolidated subsidiaries of non-controlling shareholders is reflected as minority interest.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of accounts receivable, accrued payable, accrued interest payable and accounts payable approximates fair value due to their short-term nature. The carrying amount of the senior credit facility approximates fair value due to the relatively frequent resets of its floating interest rate. As of January 31, 2004, the fair value of the 8 7/8 % senior subordinated notes and the 9½% senior secured notes was approximately $159.8 million and $61.6 million, respectively, based on quoted market prices. See footnote 12 and 21 for disclosure related to fair value of other financial instruments.

INVENTORIES - Inventories are stated at the lower of cost (moving average cost) or market. Cost principally consists of the purchase price, labor, customs, duties, freight, insurance and commissions to buying agents.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or estimated useful lives of the improvements. The useful lives are as follows:

Asset Class	Avg. Useful Lives in Years
Furniture, fixtures and equipment	3 – 7
Vehicles	7
Leasehold Improvements	11
Buildings	39

INTANGIBLE ASSETS - Intangible assets primarily represent costs incurred in connection with the acquisition of brand names and license rights. In fiscal 2002 intangibles were amortized over their estimated useful lives. Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” those assets were identified as intangible assets with an indefinite useful life and accordingly are no longer being amortized. The Company assesses the carrying value of intangible assets on an annual basis using estimated fair values.

DEFERRED DEBT ISSUE COSTS - Costs incurred in connection with financing have been capitalized and are being amortized on a straight-line basis, which approximates the interest method, over the term of the related debt instrument. Unamortized debt issue costs are included in other assets in the consolidated balance sheet.

LONG-LIVED ASSETS - Management reviews long-lived assets, primarily fixed assets, for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning future conditions. There has not been any material impairment to long-lived assets in 2002, 2003 or 2004.

RETIREMENT-RELATED BENEFITS – The Company accounts for its defined benefit pension plan and its nonpension post retirement benefit plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions”, and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, respectively. These models use an attribution approach that generally spreads the individual events over the service lives of the employees in the plan. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively smooth basis and therefore, the income statement effects of pensions or nonpension postretirement benefit plans are earned in, and should follow, the same pattern.

The principal components of the net periodic pension calculations are the expected long-term rate of return on plan assets, discount rate and the rate of compensation increases. The Company uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop its expected return on plan assets. The discount rate assumptions used for pension and nonpension postretirement benefit plan accounting reflects the rates available on high-quality fixed income debt instruments at the Company’s fiscal year end. The rate of compensation increase is another significant assumption used in the actuarial model for pension accounting and is determined by the Company based upon its long-term plans for such increases.

ADVERTISING AND RELATED COSTS – The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $7.7 million, $6.5 million and $15.6 million for the years ended January 31, 2002, 2003 and 2004, respectively, and are included in selling, general and administrative expenses.

COST OF SALES – Cost of sales includes costs to acquire and produce inventory for sale. These costs include costs of purchased products, labor, inbound freight, custom duties, buying commissions, cargo insurance, customs inspection, licensed product royalty expenses, provisions for inventory shrinkage and obsolescence and product sourcing expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES – Selling expenses include costs incurred in the selling of merchandise. General and administrative expenses include costs incurred in the administration or general operations of the business. Selling, general and administrative expenses include employee and related costs, advertising, professional fees, warehouse costs, and other related selling costs.

REVENUE RECOGNITION - Sales are recognized and title transfers upon shipment. Trade allowances and a provision for estimated returns and other allowances are recorded at the time sales are made. Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. A liability for unearned revenue royalty income is recognized when licensees pay contractual obligations before being earned. The Company believes that its revenue recognition policies conform to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements as amended. The Company operates predominantly in North America, with over 90% of its sales in the domestic market. Three customers accounted for approximately 12%, 11% and 11% of net sales for fiscal year 2002, one customer accounted for approximately 11% for fiscal 2003 and one customer accounted for approximately 10% of net sales for fiscal 2004. The Company does not believe that these concentrations of sales and credit risk represent a material risk of loss with respect to its financial position as of January 31, 2004.

ADVERTISING REIMBURSEMENTS – The majority of Perry Ellis’ license agreements require licensees to pay Perry Ellis an advertising reimbursement, based on a percentage of the licensee net sales. The Company records earned advertising reimbursements received from its licensees as a reduction of the related advertising costs in selling, general and administrative expenses. For the fiscal years 2002, 2003 and 2004, the Company has reduced selling, general and administrative expenses by $5.6 million, $7.4 million and $4.9 million of licensee reimbursements, respectively. Unearned advertising reimbursements result when a licensee pays required reimbursements prior to the Company incurring the advertising expense. A current liability is recorded for these unearned advertising reimbursements.

FOREIGN CURRENCY TRANSLATION – For the Company’s international operations, local currencies are generally considered their functional currencies. The Company translates assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and revenue and expenses are translated at average monthly exchange rates. Translation adjustments resulting from this process are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss).

INCOME TAXES – Deferred income taxes result primarily from timing differences in the recognition of expenses for tax and financial reporting purposes and are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur.

NET INCOME PER SHARE – Basic net income per share is computed by dividing net income by the weighted average shares of outstanding common stock. The calculation of diluted net income per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net income per share includes the effects of stock options and warrants as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted income per share.

	2002	2003	2004
Numerator:
Net income	$6,607,942	$10,796,285	$13,152,136
Denominator:
Basic income per share - weighted average shares	6,516,807	6,387,459	7,683,442
Dilutive effect: stock options	17,942	162,667	612,711

Diluted income per share - weighted average shares	6,534,749	6,550,126	8,296,153

Basic income per share	$1.01	$1.69	$1.71

Diluted income per share	$1.01	$1.65	$1.59

Antidilutive effect: stock options (1)	522,076	128,465	185

(1)	Represents weighted average stock options to purchase shares of common stock that were not included in computing diluted earnings per share because their effects were antidilutive for the respective periods.

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

SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” requires disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results as follows:

	2002	2003	2004
Net income as reported	$6,607,942	$10,796,285	$13,152,136
Add : Total stock based employee compensation expense included in reported net income, net	—	—	—
Deduct : Total stock based employee compensation expense not included in reported net income, net	422,464	251,953	460,355

Pro forma net income	$6,185,478	$10,544,332	$12,691,781

Pro forma net income per share:
Basic	$0.95	$1.65	$1.65

Diluted	$0.95	$1.61	$1.53

RECLASSIFICATIONS - Certain amounts in the prior years financial statements may have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS - In April 2001, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-09,

“Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer’s purchase or promotion of the vendor’s products. This consensus only impacted Perry Ellis’ revenue and expense classifications and has no effect on reported income.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company applied the provisions of this pronouncement to the Salant acquisition.(See Note 10)

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changes the accounting treatment as it applies to goodwill and other identifiable intangible assets with indefinite useful lives from an amortization method to an impairment-only approach. Under SFAS No. 142, proper accounting treatment requires annual assessment for any impairment of the carrying value of the assets based upon an estimation of the fair value of the identifiable intangible asset with an indefinite useful life, or in the case of goodwill of the reporting unit to which the goodwill pertains. Under SFAS No. 142, goodwill and identifiable intangible assets with indefinite useful lives are no longer subject to amortization. Impairment losses, if any, arising from the initial application of SFAS No. 142 are to be reported as a cumulative effect of a change in accounting principle. The effective date of this statement is for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 for its fiscal year beginning February 1, 2002.

In accordance with SFAS No. 142, the Company obtained a valuation and estimated useful life report of all its intangible assets at adoption and annually as of February 1st. Results of this analysis indicate no material impairment in the carrying value of its intangible assets and also indicate that the intangible assets have indefinite useful lives. The following table indicates earnings per share adjusted for the effect of SFAS No. 142.

	2002	2003	2004
Net income:
Reported net income	$6,607,942	$10,796,285	$13,152,136
Intangible amortization, net of tax	2,719,938	—	—

Adjusted net income	$9,327,880	$10,796,285	$13,152,136

Basic earnings per share:
Reported basic earnings per share	1.01	1.69	1.71
Intangible amortization, net of tax	0.42	—	—

Adjusted basic earnings per share	$1.43	$1.69	$1.71

Diluted earnings per share:
Reported diluted earnings per share	1.01	1.65	1.59
Intangible amortization, net of tax	0.42	—	—

Adjusted diluted basic earnings per share	$1.43	$1.65	$1.59

On October 3, 2001, the FASB issued SFAS No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The effective date of SFAS No.144 is for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 on February 1, 2002, did not have a material effect on the financial position or the results of operations of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections,” which all but eliminates the presentation in income statements of debt extinguishments as extraordinary items. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Perry Ellis adopted SFAS No. 145 as of February 1, 2003. While the adoption of SFAS No.145 did not have a material impact on the financial position or results of operations of the Company, it did have an impact on the presentation of the cost on early extinguishment of debt in fiscal 2004.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation, to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provision of SFAS No. 148 effective for fiscal year ended January 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (“FIN 46”). In December 2003, the FASB issued a revision to FIN 46. FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or SPEs). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company is required to adopt the provision of FIN No. 46 immediately for variable interests in variable interest entities created after January 31, 2003, and in the quarter ending April 30, 2004 for variable interests in variable interest entities created before February 1, 2003. However, certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities as defined in FIN 46 and accordingly, the Company has determined that it will not be required to consolidate any variable interest entity upon the full adoption of FIN 46.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions (a) made as part of the Derivative Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of “an underlying” and the characteristics of a derivative that contain financing components. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB indefinitely deferred the effective date for the classification and measurement provision of certain mandatorily redeemable non-controlling interests. For financial instruments created before May 2003 and still existing at the beginning of the interim period of adoption, transition will be accomplished by reporting the cumulative effect of a change in accounting principle. The adoption of the effective provisions of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pension and Other Postretirement Benefits,” which enhanced the disclosure about pension plans and other postretirement benefit plans, but did not change the measurement or recognition principles for those plans. The statement requires additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the disclosure provisions of SFAS 132 for the year ended January 31, 2004.

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

On September 17, 2003, the Board of Directors authorized the Company to repurchase shares based on the value of the funds received from the exercise of employee stock options. For fiscal year ended January 31, 2004, the Company repurchased 35,687 shares at an average price of $26.15 per share. For the fiscal year ended January 31, 2003, the Company did not repurchase any additional shares. On March 26, 2002, the Company retired 51,400 shares held in the treasury. For the fiscal year ended January 31, 2002, the Company had repurchased 296,100 shares at an average price of $7.35 per share. On March 2, 2001 and October 29, 2001, the Company retired 160,000 and 244,600 shares held in the treasury, respectively.

4. Accounts Receivable

Accounts receivable consist of the following as of January 31:

	2003	2004
Trade accounts	$75,676,880	$110,455,219
Royalties and other receivables	5,888,000	6,033,015

Total	81,564,880	116,488,234
Less: Allowance for doubtful accounts	(2,075,141)	(810,304)

Total	$79,489,739	$115,677,930

The activity for the allowance for doubtful account is as follows:

	2002	2003	2004
Allowance for doubtful accounts
Beginning balance	$427,965	$1,914,990	$2,075,141
Provision	1,575,000	280,620	856,697
Write-offs, net of recoveries	(87,975)	(120,469)	(2,121,534)

Ending balance	$1,914,990	$2,075,141	$810,304

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our trade customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide a general allowance for other accounts based on historical collection and write-off experience. Judgment is critical because some retail customers are currently experiencing financial difficulties. If their financial condition were to worsen, additional allowances might be required.

5. Inventories

Inventories consist of the following as of January 31:

	2003	2004
Finished goods	$37,450,815	$89,186,914
Raw materials and in process	10,166,219	4,413,233
Finished goods not yet received	3,689,440	17,309,424

Total	$51,306,474	$110,909,571

The Company’s inventories are valued at the lower of cost (moving average cost) or market. The Company evaluates all of its inventory style-size-color stock keeping units (SKUs) to determine excess or slow moving SKUs based on orders on hand and projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value based on current sales trends. If the projected net sales value is less than cost, on an individual SKU basis, we provide an allowance to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold.

6. Property and Equipment

Property and equipment consists of the following as of January 31:

	2003	2004
Furniture, fixture and equipment	$16,722,015	$24,816,729
Buildings	12,426,585	14,295,348
Vehicles	308,839	321,566
Leasehold improvements	3,448,449	5,451,869
Land	6,181,702	6,440,702

Total	39,087,590	51,326,214
Less: accumulated depreciation and amortization	(8,038,714)	(12,233,635)

Total	$31,048,876	$39,092,579

Depreciation expense relating to property and equipment amounted to approximately $1,849,000, $2,280,000, and $3,847,000 for the fiscal years ended January 31, 2002, 2003 and 2004, respectively.

7. Intangible Assets

Intangible assets consisted of the following as of January 31:

	2003	2004
Trademarks and licenses	$156,462,840	$166,542,568
Less: Accumulated amortization	(14,276,778)	(14,276,778)

Total	$142,186,062	$152,265,790

Amortization expense relating to the intangible assets amounted to approximately $4,342,000 for the fiscal year ended January 31, 2002. As of January 31, 2003, all intangible assets are indefinite useful life assets and are not subject to amortization according to SFAS No. 142.

8. Accrued Expenses

Accrued expenses consists of the following as of January 31:

	2003	2004
Salaries and commissions	$2,783,016	$4,766,849
Royalties	749,687	1,257,927
Buying commissions	267,188	792,280
Other	1,258,857	9,533,049

Total	$5,058,748	$16,350,105

Other liabilities for fiscal 2004 are principally related to liabilities acquired with the Salant transaction.

9. Other Current Liabilities

Other current liabilities consists of the following as of January 31:

	2003	2004
Unearned advertising reimbursements	$925,520	$931,845
Other	531,902	2,059,064

Total	$1,457,422	$2,990,909

10. Salant Acquisition

On June 19, 2003, the Company acquired Salant Corporation. The aggregate merger consideration paid by the Company was approximately $90.9 million, comprised of approximately $51.9 million in cash ($34.5 million net of cash acquired), approximately $35.6 million worth of newly issued Perry Ellis common stock and approximately $3.4 million in merger costs.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Purchase accounting adjustments include fair value adjustments and the allocation of the excess of fair value over purchase price as required under SFAS 141.

(In Thousands)
Total purchase price
Market value of stock issued	$35,555
Cash consideration paid	51,906

Total purchase price	87,711

Total direct merger costs	3,405

Total adjusted purchase price	$90,866

Historical net assets of Salant as of June 19, 2003	$67,119

Increase (decrease) in net assets to reflect estimated fair value adjustments under the purchase method of accounting:
Deferred taxes, current and long-term, net of valuation allowance	48,554
Property, plant and equipment	(8,086)
Other assets
Retail stores fixtures	(3,070)
Deferred rental income	(456)
License agreements	(5,479)
Intangible assets, net	(7,920)
Deferred rental expense	1,492
Net pension liability	(1,288)

Fair value of net assets acquired	$90,866

11. Pro Forma Financial Information (Unaudited)

The pro forma financial information presented below, gives effect to the Salant acquisition as if it occurred as of the beginning of each of the fiscal years ended January 2002, 2003 and 2004. The results of the Salant acquisition are reflected in our income statement for the period from June 19, 2003, the closing date of acquisition, through January 31, 2004.

	2002	2003	2004
	(in thousands)
Total revenues	$480,258	$552,550	$603,524

Net income [1]	$6,747	$21,281	$16,854

Net income per share
Basic	$0.81	$2.59	$2.01

Diluted	$0.81	$2.54	$1.87

Weighted average outstanding shares:
Basic
Diluted

[1]	Net income (loss) includes $0.92 million, net of tax, of non-recurring direct merger related costs recorded by Salant during the twelve months ended January 31, 2004

12. Derivatives Financial Instruments

FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138 requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or shareholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

The Company has an interest rate risk management policy with the objective of managing its interest costs. To meet this objective the Company employs hedging and derivatives strategies to limit the effects of changes in interest rates on its operating income and cash flows, and to lower its overall fixed rate interest cost on its senior subordinated notes and senior secured notes.

The Company does not acquire derivative instruments for any purpose other than to manage interest rate risk. That is, the Company does not speculate using derivative instruments.

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

In August 2001, the Company entered into an interest rate swap, option and interest rate cap agreements (the “$40 million Swap Agreement”) for an aggregate notional amount of $40.0 million in order to minimize its debt servicing costs associated with its $100.0 million of 12 1/4% senior subordinated notes due April 1, 2006.

The fair value of the $40 million Swap Agreement recorded on the Company’s Consolidated Balance Sheet was $1.9 million as of January 31, 2003. In conjunction with the $40 million Swap Agreement, the Company also entered into an interest rate cap and basis swap that did not qualify for hedge accounting treatment under the SFAS No. 133, resulting in $0.2 million increase of recorded interest expense on the Consolidated Statement of Income for the fiscal year ended January 31, 2004 and $0.35 million increase of recorded interest expense for the year ended January 31, 2003.

In August 2003, the Company terminated the $40 million Swap Agreement for approximately $1.9 million which is included as a component of interest income.

In conjunction with the March 2002 offering of $57.0 million of 9 1/2% senior secured notes due March 15, 2009, the Company entered into interest rate swap and option agreements (the “$57 million Swap Agreement”) for an aggregate notional amount of $57.0 million in order to minimize the debt servicing costs associated with the 9 1/2% senior secured notes. The $57 million Swap Agreement is scheduled to terminate on March 15, 2009. Under the $57 million Swap Agreement, the Company is entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 9 1/2% and are obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the three-month LIBOR rate plus 369 basis points for the period from March 22, 2002 through March 15, 2009. The $57 million Swap Agreement has optional call provisions with trigger dates of March 15, 2005, March 15, 2006 and March 15, 2007, which contain premium requirements in the event the call is exercised. The $57 million Swap Agreement is a fair value hedge as it has been designated against the 9 1/2% senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in the company’s consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $57 million Swap Agreement recorded on the Company’s Consolidated Balance Sheet was $5.0 million and $4.4 million as of January 31, 2003 and 2004, respectively.

In December 2002, the Company entered into an interest rate floor agreement (the “$57 million Floor Agreement”) for an aggregate notional amount of $57.0 million associated with the 9 1/2% senior secured notes. The $57 million Floor Agreement is scheduled to terminate on March 15, 2005. Under the

$57 million Floor Agreement, the Company must pay the difference between the three-month LIBOR rate and 1.50% for all rate resets in which the LIBOR is below 1.50%. When the LIBOR is equal to or greater than 1.50%, the Company makes no payments under the Floor.

The $57 million Floor Agreement did not qualify for hedge accounting treatment under SFAS No. 133, resulting in $0.2 million and $0.1 million increase of recorded interest expense on the Consolidated Statement of Income for the fiscal years ended January 31, 2003 and 2004, respectively. The fair value of the $57 million Floor Agreement recorded on the Company’s Consolidated Balance Sheet was ($0.2) and ($0.1) million as of January 31, 2003 and 2004, respectively.

In April 2003, the Company entered into an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57.0 million associated with the senior secured notes. The $57 million Cap Agreement is scheduled to terminate on March 15, 2009. The $57 million Cap Agreement caps the interest rate on the senior secured notes at 10%.

The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in $0.3 million increase of recorded interest expense on the consolidated statement of income for the fiscal year ended January 31, 2004. The fair value of the $57 million Cap Agreement recorded on the Company’s consolidated balance sheet was ($0.3) million as of January 31, 2004.

In conjunction with the Company’s September 2003 offering of $150.0 million of 8 7/8% senior subordinated notes due September 15, 2013, the Company entered into interest rate swap agreements (the “$150 million Swap Agreement”) for an aggregate notional amount of $150.0 million in order to minimize the debt servicing costs associated with the new senior subordinated notes. The $150 million Swap Agreement is scheduled to terminate on September 15, 2013. Under the $150 million Swap Agreement, the Company is entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8 7/8% and is obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the six-month LIBOR rate plus 394 basis points for the period from September 22, 2003 through September 15, 2013. The $150 million Swap Agreement has optional call provisions with trigger dates of September 15, 2008, September 15, 2009, September 15, 2010 and September 15, 2011, which contain premium requirements in the event the call is exercised.

The $150 million Swap Agreement is a fair value hedge as it has been designated against the 8 7/8% senior subordinated notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in our consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $150 million Swap Agreement recorded on the consolidated balance sheet was $0.5 million as of January 31, 2004.

The Company does not currently have a significant exposure to foreign exchange risk and accordingly, has not entered into any transactions to hedge against those risks. See Note 2 for policy on foreign currency translation.

13. Borrowings under Letter of Credit Facilities

As of January 31, 2004, the Company maintained three US dollar letter of credit facilities of $60.0 million, $30.0 million sublimit for letters of credit under the Company’s senior credit facility, and one letter of credit facility totaling $2.8 million utilized by the Company’s consolidated Canadian joint venture. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on the Company’s assets. As of January 31, 2004, there was $30.8 million available under existing letter of credit facilities.

Amounts outstanding under letter of credit facilities consist of the following as of January 31:

	2003	2004
Total letter of credit facilities	$54,453,386	$92,818,489
Outstanding letters of credit	(31,966,591)	(61,819,367)

Total credit available	$22,486,795	$30,999,122

14. Long Term Debt-Senior Credit Facility

In June 2003, the Company amended its senior credit facility with Congress Financial Corporation (Florida), as agent for a syndicate of lenders, to provide a revolving credit facility of up to an aggregate amount of $110.0 million. In February 2004, the availability under the senior credit facility was increased to $130.0 million until June 2004. The senior credit facility expires in September 2005 and the indebtedness thereunder ranks ahead of the 8 7/8% senior subordinated notes.

The following is a description of the terms of the senior credit facility, as amended and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility.

Certain Covenants. The senior credit facility contains certain covenants, which, among other things, requires us to maintain a minimum EBITDA if availability falls below a certain minimum. It may restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We are prohibited from paying cash dividends under these covenants. We believe we are currently in compliance with all of our covenants under the senior credit facility. We could be materially harmed if we violate any covenants as the lenders under the senior credit facility could declare all amounts outstanding there under, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, the lenders could proceed against our assets. In addition, a violation could also constitute a cross-default under the indentures and mortgage, resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

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

Interest. Interest on the principal balance under the senior credit facility accrues, at our option, at either (a) our bank prime lending rate with adjustments depending upon our quarterly average excess availability plus excess cash or leverage ratio or (b) 2.00% above the rate quoted by our bank as the average Eurodollar Rate (“Eurodollar”) for 1-, 2-, 3- and 6-month Eurodollar deposits with one-quarter percentage point adjustments depending upon our quarterly average excess availability plus excess cash and leverage ratio at the time of borrowing.

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

15. 9 1/2% Senior Secured Notes

In March 2002, the Company issued $57.0 million 9 1/2% senior secured notes due March 15, 2009. The proceeds of the offering were used to finance the Jantzen acquisition, to reduce the amount of outstanding debt under the previous senior credit facility and as additional working capital. The proceeds to Perry Ellis were $55.6 million yielding an effective interest rate of 9.74% after deduction of discounts. The Company entered into an interest rate swap and option agreement (the “$57 million Swap Agreement”) in order to minimize debt service costs on the secured senior notes. The fair values of the $57 million Swap Agreement recorded on the Company’s Consolidated Balance Sheet were $5.0 million and $4.4 million as of January 31, 2003 and 2004, respectively.

The senior secured notes are secured by a first priority security interest granted in the Company’s existing portfolio of trademarks and licenses as of the closing date of the Jantzen acquisition, including the trademarks, licenses and all income, royalties and other payments acquired in the Jantzen acquisition. The senior secured notes are senior secured obligations of the Company and rank pari passu in right of payment with all of its existing and future senior indebtedness. The senior secured notes are effectively senior to all unsecured indebtedness of the Company to the extent of the value of the assets securing the senior secured notes. The senior secured notes are guaranteed by certain subsidiaries of the Company.

Certain Covenants. The indenture governing the senior secured notes contains certain covenants which restrict the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. The Company is prohibited from paying cash dividends under these covenants. The Company believes it is currently in compliance with all of the covenants in this indenture. The Company could be materially harmed if we violate any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which the Company may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, letter of credit facility, mortgage and the indenture relating to the Company’s senior subordinated notes resulting in all of the Company’s debt obligations becoming immediately due and payable, which the Company may not be able to satisfy.

16. 12 1/4% Senior Subordinated Notes

The Company issued $100.0 million senior subordinated notes on April 6, 1999, the proceeds of which were used to acquire Perry Ellis, John Henry and Manhattan brands and to pay down the outstanding balance of the senior credit facility. The notes mature on April 1, 2006, and bear interest at the rate of 12 1/4% payable on April 1 and October 1 in each year. The proceeds to the Company were $98.9 million yielding an effective interest rate of 12.39% after deduction of discounts. The Company entered into an interest rate swap, option, and interest rate cap agreements (the “$40 million Swap Agreement”) for an aggregate notional of $40 million in order to minimize debt service costs on the senior subordinated notes.

In November 2002, the Company repurchased $2.2 million of the 12 1/4% senior subordinated notes. On October 15, 2003, the Company redeemed the $100 million of 12 1/4% senior subordinated notes that were scheduled to mature on April 1, 2006 for approximately $107.3 million. The redemption resulted in costs on the early extinguishment of debt of $7.3 million, principally as a result of a redemption premium.

17. 8 7/8% Senior Subordinated Notes

On September 22, 2003, the Company issued $150 million 8 7/8% senior subordinated notes, the proceeds of which were used to redeem the 12 1/4% senior subordinated notes and to pay down the outstanding balance of the senior credit facility at that time. The notes mature on September 15, 2013 and bear interest at the rate of 8 7/8%, payable semiannually on March 15 and September 15 of each year. The proceeds to the Company were $146.8 million yielding an effective interest rate of 9.1%. The Company entered into interest rate swap agreements (the “$150 million Swap Agreement”) in order to minimize debt service costs on the senior subordinated notes. The fair value of the $150 million Swap Agreement recorded on the Company’s Consolidated Balance Sheet was $0.5 million as of January 31, 2004.

Certain Covenants. The indenture governing the senior subordinated notes contains certain covenants which restrict the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. The Company believes it is currently in compliance with all of the covenants in this indenture. The Company is prohibited from paying cash dividends under these covenants. The Company could be materially harmed if it violates any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which the Company may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, the letter of credit facilities, mortgage and the indenture relating to the Company’s senior secured notes resulting in all of the Company’s debt obligations becoming immediately due and payable, which the Company may not be able to satisfy.

18. Real Estate Financing

The Company occupied its main administrative office, warehouse and distribution facility under a synthetic operating lease for a 240,000 square foot facility in Miami, Florida. The lease, as amended, expired on June 30, 2002, and required a final payment at termination of $14.5 million.

On June 30, 2002, the Company made the required payment under the synthetic lease and partially refinanced the acquisition of the facility with an $11.6 million mortgage. The mortgage has customary covenants and as of January 31, 2004, the Company believes it is in compliance with these covenants.

On September 13, 2002, the Company purchased a distribution center in Seneca, South Carolina for $2.5 million using our revolver. The Company exercised the option to purchase the facility as part of the March 2002 Jantzen acquisition.

19. Income Taxes

The income tax provision consists of the following for each of the years ended January 31:

	2002	2003	2004
Current Income Taxes:
Federal	$2,115,199	$2,217,615	$(1,140,259)
State	300,810	379,136	117,074
Foreign	237,746	758,258	1,113,497

Total	2,653,755	3,355,009	90,312

Deferred Income Taxes:
Federal and State	1,386,240	3,371,314	7,604,601

Total	$4,039,995	$6,726,323	$7,694,913

The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate for each of the years ended January 31:

	2002	2003	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase resulting from State
income taxes, net of federal income tax benefit	2.7%	2.9%	1.7%
Benefit of graduated rate	(0.6)%	(1.0)%	(0.9)%
Other	0.8%	1.3%	0.7%

Total	37.9%	38.2%	36.5%

Deferred income taxes are provided for the temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities under SFAS No. 109. The tax effects of temporary differences as of January 31 are as follows:

	2003	2004
Deferred Tax Assets
Inventory	$1,407,770	$3,536,318
Accounts receivable	790,269	8,099,848
Accrued expenses	109,214	3,777,952
Unearned revenue	759,726	364,074
Fixed assets	—	2,155,927
Net operating losses	—	38,781,004
Deferred pension obligation	—	6,187,427
Credits	—	462,160
Other	289,378	219,307

Sub Total	3,356,357	63,584,017

Deferred Tax Liabilities
Fixed assets	(1,850,845)	—
Intangible assets	(9,031,489)	(11,425,066)
Other	(210,853)	(72,416)

Sub Total	(11,093,187)	(11,497,482)

Valuation allowance	—	(13,874,572)

Net Deferred Tax Asset (liability)	$(7,736,830)	$38,211,963

In connection with the Salant acquisition, the Company acquired a net deferred tax asset of approximately $53.5 million, net of a $20.3 million valuation allowance. Additionally, the acquisition of Salant caused an “ownership change” for federal income tax purposes. As a result, the use of any net operating losses existing at the date of the ownership change to offset future taxable income of the company is limited by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). As of June 19, 2003 Salant had available federal net operating losses of approximately $123 million, of which approximately $56 million will expire unutilized as a result of the annual usage limitations under Section 382. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary as the assets are not expected to be fully realized. As of January 31, 2004, approximately $18 million of the $123 million net operating losses expired. The following table reflects the expiration of the remaining net operating losses:

Fiscal Year	Amount (000’s)
1/31/2005 - 1/31/2009	57,240
1/31/2010 - 1/31/2014	14,086
1/31/2015 - 1/31/2019	12,872
1/31/2020 - 1/31/2024	23,325

$107,523

Deferred taxes have not been recognized on unremitted earnings of the Company’s foreign subsidiaries based on the “indefinite reversal” criteria of APB Opinion 23.

20. Retirement Plan

The Company has a 401(k) Profit Sharing Plan (the “Plan”) in which eligible employees may participate. Employees are eligible to participate in the Plan upon the attainment of age 21, and completion of three months of service. Participants may elect to contribute up to 60% of their compensation, subject to maximum statutory limits. The Company under the provisions of the plan, may make discretionary matching contributions equal to a percentage of each participant’s annual compensation. The percentage will be determined annually by the Board. The Company may also elect to make additional profit sharing contributions on behalf of participants in amounts determined by the Board at the end of the Plan year. The Company’s contributions to the Plan were approximately $199,000, $328,000, and $446,000 for the fiscal years ended January 31, 2002, 2003 and 2004, respectively.

21. Benefit Plans

Perry Ellis sponsors two qualified pension plans as a result of the Salant acquisition that occurred in June 2003.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the period beginning June 1, 2003, the acquisition measurement date, and ending December 31, 2003, and a statement of the funded status as of December 31, 2003. The plans were frozen and merged as of December 31, 2003.

2003
Reconciliation of benefit obligation
Obligation at beginning of period	$55,265,928
Service Cost	244,222
Interest Cost	1,742,354
Actuarial gain	(3,187,226)
Benefit payments	(1,797,204)
Curtailments	(1,200,040)

Obligation at end of period	$51,068,034

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of period	$37,770,984
Actual return on plan assets	5,550,037
Employer contributions	438,723
Benefit payments	(1,890,833)

Fair value of plan assets at end of period	$41,868,911

Funded status as of measurement date
Funded status at December 31	$(9,105,494)
Unrecognized gain	(6,899,855)

Net amount recognized December 31	(16,005,349)
Adjustments for contributions made from
measurement date to fiscal year end	271,565

Net amount recognized January 31	$(15,733,784)

The following table provides the amounts recognized in the consolidated balance sheet as of January 31, 2004:

Prepaid benefit cost	$—
Accrued benefit liability	(15,733,784)
Intangible asset	—
Accumulated other comprehensive income	—

Net amount recognized	$(15,733,784)

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2003:

Projected benefit obligation	$51,068,034
Accumulated benefit obligation	$51,068,034
Fair value of plan assets	$41,962,540

The following table provides the components of net benefit cost for the plans for the fiscal year ended January 31:

2004
Service cost	$244,222
Interest cost	1,742,354
Expected return on plan assets	1,837,408

Net periodic benefit cost	149,168
Curtailment gain	(1,200,040)

Net periodic benefit cost after curtailments and settlements	$(1,050,872)

There was no amount included within other comprehensive income arising from a change in the additional minimum pension liability as of December 31, 2003.

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

2003
Weighted average assumptions as of December 31
Discount rate	6.00%
Rate of compensation increase	4.00%

The assumptions used in the measurement of the net periodic benefit cost for period ended December 31 are as follows:

2003
Weighted average assumptions for year ended December 31
Discount rate	5.50%
Expected return on plan assets	8.50%
Rate of compensation increase	4.00%

The pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

December 31, 2003
Equity securities	73.41%
Debt securities	26.59%

Total	100.00%

The expected long-term return on assets is a blended rate based on asset mix. In general, the methodology used to determine the rate is reviewed annually, taking into consideration the respective asset allocation, historical returns on the types of assets held, and the current economic environment. The expected long-term return on assets is a blended rate based on the target asset allocation of the plan, applied principally to historical market returns and trends. For estimation purposes, the Company assumes a long-term asset mix generally consistent with the investment policy of the funded plan. Changes in the asset mix or investment policy could impact the amount of recorded pension income or expense, the funded status of the plan, and the need for future cash contributions.

The Company’s investment strategy for defined benefit plans is to utilize broadly diversified passive vehicles where appropriate, with an investment mix and risk profile consistent with plan liabilities. Periodic studies are undertaken to determine the asset mix that will meet pension obligations at a reasonable cost to the Company and are consistent with the fiduciary requirements of local pension regulations. The weighted average target allocation for our plan is 65% equity and 35% fixed income. The overall allocation may include a 10% maximum allocation to alternative strategies.

The Company expects to contribute approximately $ 0.2 million to its pension plan during fiscal 2005. Benefit payments, which include the effects of expected future service, as appropriate, are expected to be approximately $3.0 million for each of the fiscal years 2005 through 2009.

22. Related Party Transactions

The Company leases certain office and warehouse space owned by the Chairman of the Board of Directors and Chief Executive Officer under certain lease arrangements, most of which are month-to-month. Rent expense, including taxes, for these leases amounted to approximately $537,000, $525,000, and $388,000 for the years ended January 31, 2002, 2003 and 2004, respectively.

The Company entered into licensing agreements (the “License Agreements”) with Isaco International, Inc. (“Isaco”), pursuant to which Isaco was granted the exclusive license to use the Natural Issue, Perry Ellis, John Henry and Career Club brand names in the United States and Puerto Rico to market a line of men’s underwear, hosiery and loungewear. The principal shareholder of Isaco is the father-in-law of the Company’s President and Chief Operating Officer. Royalty income earned from the License Agreements amounted to approximately $1,230,000, $2,131,000, and $2,204,000 for the years ended January 31, 2002, 2003 and 2004, respectively.

In December 2003, the Company entered into an aircraft charter agreement with a third party. There is no minimum usage requirement, and the charter agreement can be terminated with 60 days notice. The third party charters the aircraft from an entity controlled by the Chief Executive Officer and the Chief Operating Officer. The Company paid the third party approximately $37,000 in fiscal 2004 under this agreement.

The Company is a party to licensing agreements with Tropi-Tracks LLC, pursuant to which Tropi-Tracks was granted an exclusive license to use the Jantzen brand name in the United States, Canada, and Mexico to market a line of men’s, women’s and junior’s casual and leisure footwear. One of the Company’s directors and the son-in-law of the Chairman of the Board and Chief Executive Officer, is a member of Tropi-Tracks. The Tropi-Tracks license agreement provides for a minimum annual guaranteed royalty of $215,000. Royalty income earned from the Tropi-Tracks license agreement amounted to approximately $81,000 and $6,000 for fiscal 2004 and 2003, respectively.

23. Stock Options and Warrants

Stock Options – In 1993, the Company adopted a Stock Option Plan (the “1993 Plan”), which was amended in 1998 and 1999 to increase the number of shares reserved for issuance thereunder. The 1993 Plan authorized the Company to grant stock options (“Option” or “Options”) to purchase up to an aggregate of 1,500,000 shares of the Company’s Common Stock. In 2002, prior to the termination of the 1993 Plan in 2003, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). The 2002 Plan was amended in 2003 to increase the number of shares reserved for issuance thereunder. As amended, the 2002 Plan allows the Company to grant Options exercisable up to an aggregate of 1,500,000 shares of the Company’s Common Stock. Both Stock Option Plans were designed to serve as an incentive for attracting and retaining qualified and competent employees, directors, consultants, and independent contractors of the Company.

The 2002 Plan provides for the granting of Incentive Stock Options and Nonstatutory Stock Options. An Incentive Stock Option is an option to purchase Common Stock, that meets the requirements as set forth under Section 422 of the Internal Revenue Code of 1986, as amended (“Section 422”). A Nonstatutory Stock Option is an option to purchase Common Stock, that meets the requirements of the 2002 Plan, but does not meet the definition of an “incentive stock option” under Section 422.

The 2002 Plan is administered by the compensation committee of the Board (“Committee”), which is comprised of two or more nonemployee directors. The Committee determines the participants, the allotment of shares, and the term of the Options. The Committee also determines the exercise price of the Options, provided however that the per share exercise price of Options granted under the 2002 Plan may not be less than the fair market value of the common stock on the date of grant, and in the case of an incentive stock option granted to a 10% shareholder, the per share exercise price will not be less than 110% of such fair market value.

A summary of the stock option activity for options issued under the 1993 Plan and the 2002 Plan is as follows for the years ended January 31:

	Number of Shares	Option Price Per Share			Options Exercisable
		Low	High	Weighted	Number of Shares	Weighted Average Exercise Price
Outstanding January 31, 2001	1,113,550	$5.13	$15.75	$10.44	940,616	$10.41

Granted 2002	71,667	$5.13	$8.85	$7.37
Exercised 2002	(2,666)	$5.13	$6.88	$5.79
Cancelled 2002	(88,750)	$5.13	$13.44	$10.40

Outstanding January 31, 2002	1,093,801	$5.13	$13.44	$10.27	980,774	$10.40

Granted 2003	578,000	$7.50	$14.85	$12.83
Exercised 2003	(139,701)	$5.13	$13.50	$9.47
Cancelled 2003	(43,466)	$6.88	$14.20	$9.67

Outstanding January 31, 2003	1,488,634	$5.13	$14.85	$10.03	1,260,716	$11.56

Granted 2004	202,500	$14.25	$28.51	$20.96
Exercised 2004	(211,271)	$5.19	$14.85	$9.72
Cancelled 2004	(20,667)	$5.13	$22.96	$16.22	1,142,680	$12.01

Outstanding January 31, 2004	1,459,196

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exerciseable	Weighted Average Exercise Price
$ 5.00 - $ 7.50	56,500	7.0	$5.34	51,250	$5.23
$ 7.51 - $10.00	444,616	3.4	$8.78	442,033	$8.79
$10.01 - $12.00	32,763	5.8	$11.37	15,114	$10.92
$12.01 - $16.00	741,817	7.4	$14.74	634,283	$14.83
$16.01 - $20.00	58,000	9.1	$18.45
$20.01 - $24.00	104,500	8.8	$21.62
$24.01 - $29.00	21,000	9.6	$25.67

As described in Note 2, we account for stock-based compensation using the provisions of APB No. 25 and related interpretations. No compensation expense has been recognized in the years ended January 31, 2002, 2003 and 2004 as the exercise prices for the stock options granted were equal to their fair market value at the time of grant. Had compensation cost for options granted been determined in accordance with the fair value provisions of SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts presented below for the years ended January 31:

	2002	2003	2004
Net income as reported	$6,607,942	$10,796,285	$13,152,136
Add : Total stock based employee compensation expense included in reported net income, net	—	—	—
Deduct : Total stock based employee compensation expense not included in reported net income, net	422,464	251,953	460,355

Pro forma net income	$6,185,478	$10,544,332	$12,691,781

Pro forma net income per share:
Basic	$0.95	$1.65	$1.65

Diluted	$0.95	$1.61	$1.53

The fair value of these options was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions for 2002, 2003 and 2004:

	2002	2003	2004
Risk free interest	3.3%	3.9%	4.2%
Dividend Yield	0.0%	0.0%	0.0%
Volatility factors	67.3%	68.2%	65.4%

Weighted average life (years)	1.9	10.0	10.0

Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in 2002, 2003 and 2004 was $2.75, $10.84, and $15.96, respectively.

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

24. Segment Information

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

	2002	2003	2004
Revenues:
Product	$251,310,159	$277,027,795	$484,197,918
Licensing	26,680,987	28,812,955	21,717,751

Total Revenues	$277,991,146	$305,840,750	$505,915,669

Operating Income
Product	$7,882,648	$11,292,438	$30,745,323
Licensing	16,398,275	22,114,326	14,046,538

Total Operating Income	$24,280,923	$33,406,764	$44,791,861

Interest Expense
Product	$1,630,120	$2,755,490	$6,578,305
Licensing	11,919,626	13,039,857	9,835,226

Total Interest Expense	$13,549,746	$15,795,347	$16,413,531

Income Tax Provision
Product	$2,637,938	$2,416,355	$3,825,962
Licensing	1,402,057	$4,309,968	$3,868,951

Total Income Tax Provision	$4,039,995	$6,726,323	$7,694,913

Depreciation and Amortization
Product	$2,181,229	$2,819,126	$4,412,087
Licensing	4,480,929	763,724	630,916

Total Depreciation and Amortization	$6,662,158	$3,582,850	$5,043,003

Identifiable Assets
Product	$120,506,469	$187,210,967	$282,520,901
Licensing	111,057,137	139,349,018	150,398,249
Corporate	2,497,074	4,677,360	47,481,005

Total Identifiable Assets	$234,060,680	$331,237,345	$480,400,155

25. Commitments and Contingencies

The Company has licensing agreements, as licensee, for the use of certain branded and designer labels. The license agreements expire on varying dates through December 31, 2003. Total royalty payments under these license agreements amounted to $1,635,239, $3,394,820, and $9,032,613 for the years ended January 31, 2002, 2003 and 2004, respectively, and were classified as cost of sales.

The Company leases three warehouse facilities in Miami totaling approximately 103,000 square feet from its chairman and chief executive officer, to handle the overflow of bulk shipments and the specialty and PING operations. All leases are on a month-to-month basis.

The Company leases several locations in New York City totaling approximately 97,000 square feet, with leases expiring from August 2005 to December 2012. These locations are used for office, design and showroom space.

The Company operates 38 retail outlet stores comprising approximately 94,500 square feet of selling space, all of which are leased.

The Company has a lease agreement for office space used by Perry Ellis’ Jantzen swimwear business in Portland, Oregon. This facility totals approximately 45,200 square feet with a lease that expires in December 2004.

In order to monitor production of Perry Ellis products in the Far East, Perry Ellis maintains offices in South Korea, Vietnam and China, and also leases offices jointly with GFX Corporation, a company controlled by the Chairman of the Board and Chief Executive Officer, in Beijing, China and Taipei, Taiwan.

Minimum aggregate annual commitments for all of the Company’s non-cancelable operating lease commitments are as follows:

Year Ending January 31,	Amount
2005	$13,415,524
2006	7,135,796
2007	6,278,397
2008	5,889,461
2009	1,604,639
Future	19,630,682

Total	$53,954,499

Rent expense for these operating leases, including the related party rent payments discussed in Note 22, amounted to $2,526,293, $3,032,324, and $7,166,103 for fiscal January 31, 2002, 2003 and 2004, respectively.

The Company is subject to claims and suits in the ordinary course of business. The Company does not believe that the resolution of any pending matters will have a material adverse effect on its financial position, results of operations or cash flows.

27. Summarized Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Dollars in thousands)
FISCAL YEAR ENDED JANUARY 31, 2004

Net Sales	$101,867	$87,066	$154,955	$140,310	$484,198
Royalty Income	6,411	5,699	4,530	5,078	21,718

Total Revenues	108,278	92,765	159,485	145,388	505,916
Gross Profit	36,733	27,913	52,674	51,174	169,494
Net Income	5,628	(2,634)	1,673	8,485	13,152
Income per share:
Basic	$0.87	$(0.36)	$0.20	$1.00	$1.71
Diluted	$0.80	$(0.36)	$0.18	$0.93	$1.59

FISCAL YEAR ENDED JANUARY 31, 2003

Net Sales	$78,619	$56,394	$63,037	$78,978	$277,028
Royalty Income	6,077	7,600	7,562	7,574	28,813

Total Revenues	84,696	63,994	70,599	86,552	305,841
Gross Profit	26,764	21,459	24,552	28,065	100,840
Net Income	4,767	2,182	1,063	2,784	10,797
Income per share:
Basic	$0.75	$0.34	$0.17	$0.43	$1.69
Diluted	$0.75	$0.34	$0.16	$0.41	$1.65

FISCAL YEAR ENDED JANUARY 31, 2002

Net Sales	$80,463	$58,712	$59,957	$52,178	$251,310
Royalty Income	6,065	6,858	6,403	7,355	26,681

Total Revenues	86,528	65,570	66,360	59,533	277,991
Gross Profit	25,747	20,458	18,988	21,197	86,390
Net Income	3,198	1,486	970	954	6,608
Income per share:
Basic	$0.49	$0.23	$0.15	$0.15	$1.01
Diluted	$0.49	$0.23	$0.15	$0.15	$1.01

28. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

The Company has senior secured debt outstanding, some of which is guaranteed by certain of the Company’s subsidiaries (the “Guarantors”). The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of January 31, 2004 and January 31, 2003, and for the three years ended January 31, 2004. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior secured notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2004

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(236,821)	$(600,218)	$1,848,259		$1,011,220
Accounts receivable, net	5,321	115,204,562	468,047		115,677,930
Intercompany receivable - Guarantors	—	45,867,939	—	(45,867,939)	—
Intercompany receivable - Non Guarantors	—	(2,577,307)	—	2,577,307	—
Inventories, net	—	110,241,878	667,693		110,909,571
Deferred income taxes	—	9,621,411	—		9,621,411
Prepaid income taxes	—	—	—	5,002,043	5,002,043
Other current assets	1,078,093	5,339,582	—		6,417,675

Total current assets	846,593	283,097,847	2,983,999	(38,288,589)	248,639,850
Property and equipment, net	138,842	38,932,207	21,530		39,092,579
Intangible assets, net	—	152,265,790	—		152,265,790
Investment in subsidiaries	178,660,330	—	—	(178,660,330)	—
Deferred income taxes		42,382,531		(13,791,979)	28,590,552
Other	5,379,065	6,432,319	—		11,811,384

TOTAL	$185,024,830	$523,110,694	$3,005,529	$(230,740,898)	$480,400,155

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$84,360	$31,088,390	$471,428		$31,644,178
Accrued expenses	160,770	16,189,335	—		16,350,105
Intercompany payable - Parent	(68,685,314)	201,910,065	609,949	(133,834,700)	—
Income taxes payable	(89,776)	(5,209,009)	296,742	5,002,043	—
Accrued interest payable	2,218,750	1,521,738	—	—	3,740,488
Unearned revenues	—	983,984	—	—	983,984
Other current liabilities	—	2,919,782	71,127	—	2,990,909

Total current liabilities	(66,311,210)	249,404,285	1,449,246	(128,832,657)	55,709,664
Senior subordinated notes payable, net	100,454,235	50,000,000		—	150,454,235
Senior secured notes payable, net	—	60,389,322		—	60,389,322
Senior credit facility	—	34,714,584		—	34,714,584
Real estate mortgage	—	11,600,000	665,125	(665,125)	11,600,000
Deferred income tax	—	13,791,979		(13,791,979)	—
Deferred pension obligation	—	15,733,784			15,733,784

Total long-term liabilities	100,454,235	186,229,669	665,125	(14,457,104)	272,891,925

Total liabilities	34,143,025	435,633,954	2,114,371	(143,289,761)	328,601,589

Minority Interest			916,730	31	916,761

Stockholders’ Equity:
Preferred stock $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding					—
Common stock $.01 par value; 30,000,000 shares authorized; 8,470,700 shares issued and outstanding as of January 31, 2004	84,708	100	63	(163)	84,708
Additional paid-in-capital	66,073,881				66,073,881
Contributing Capital	—	3,997,338		(3,997,338)	—
Retained earnings	85,334,665	83,459,663	(219,636)	(83,240,027)	85,334,665
Accumulated other comprehensive income	321,844	19,639	194,001	(213,640)	321,844

Total	151,815,098	87,476,740	(25,572)	(87,451,168)	151,815,098
Common stock in treasury at cost	(933,293)				(933,293)

Total stockholders’ equity	150,881,805	87,476,740	(25,572)	(87,451,168)	150,881,805

TOTAL	$185,024,830	$523,110,694	$3,005,529	$(230,740,898)	$480,400,155

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2003

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:

Cash and cash equivalents	$(44,791)	$3,533,055	$1,194,913		$4,683,177
Accounts receivable, net	1,072,969	78,161,200	255,570		79,489,739
Intercompany receivable - Guarantors	—	53,636,456	—	(53,636,456)	—
Intercompany receivable - Non Guarantors	—	582,410	—	(582,410)	—
Inventories, net	—	50,908,167	398,307		51,306,474
Deferred income taxes	—	2,957,765	—		2,957,765
Prepaid income taxes	—	3,361,650	—		3,361,650
Other current assets	285,385	3,819,382	—		4,104,767

Total current assets	1,313,563	196,960,085	1,848,790	(54,218,866)	145,903,572

Property and equipment, net	—	31,019,320	29,556		31,048,876

Intangible assets, net	15,490,786	126,695,276	—		142,186,062

Investment in subsidiaries	74,553,931	—	—	(74,553,931)	—

Other	837,500	11,261,335	—		12,098,835

TOTAL	$92,195,780	$365,936,016	$1,878,346	$(128,772,797)	$331,237,345

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$124,806	$12,501,910	$193,452		$12,820,168
Accrued expenses	242,248	4,812,742	3,758		5,058,748
Intercompany payable - Parent	(5,351,406)	59,034,006	579,360	(54,261,960)	—
Income taxes payable	(151,616)	123,305	28,311	—	—
Accrued interest payable	—	4,674,929	—	—	4,674,929
Unearned revenues	129,454	1,865,100	—	—	1,994,554
Other current liabilities	—	1,449,615	7,807	—	1,457,422

Total current liabilities	(5,006,514)	84,461,607	812,688	(54,261,960)	26,005,821

Senior subordinated notes payable, net	(2,199,492)	101,380,072		—	99,180,580
Senior secured notes payable, net	—	60,729,796		—	60,729,796
Senior credit facility	—	22,922,287		—	22,922,287
Real estate mortgage	—	11,600,000	556,922	(556,922)	11,600,000
Deferred income tax	—	10,694,595			10,694,595

Total long-term liabilities	(2,199,492)	207,326,750	556,922	(556,922)	205,127,258

Total liabilities	(7,206,006)	291,788,357	1,369,610	(54,818,882)	231,133,079

Minority Interest			702,449	31	702,480

Stockholders’ Equity:
Preferred stock $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding					—
Common stock $.01 par value; 30,000,000 shares authorized; 6,425,641 shares issued and outstanding as of January 31, 2003	64,257	100	63	(163)	64,257
Additional paid-in-capital	27,198,094				27,198,094
Contributing Capital	—	3,997,338		(3,997,338)	—
Retained earnings	72,182,529	70,252,092	(252,553)	(69,999,539)	72,182,529
Accumulated other comprehensive income	(43,094)	(101,871)	58,777	43,094	(43,094)

Total	99,401,786	74,147,659	(193,713)	(73,953,946)	99,401,786
Common stock in treasury at cost

Total stockholders’ equity	99,401,786	74,147,659	(193,713)	(73,953,946)	99,401,786

TOTAL	$92,195,780	$365,936,016	$1,878,346	$(128,772,797)	$331,237,345

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE TWELVE MONTHS ENDED JANUARY 31, 2004

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$479,100,686	$5,097,232	$—	$484,197,918
Royalty income	—	24,747,154	—	(3,029,403)	21,717,751

Total revenues	—	503,847,840	5,097,232	(3,029,403)	505,915,669
Cost of sales	—	336,706,134	2,745,150	(3,029,403)	336,421,881

Gross profit	—	167,141,706	2,352,082	—	169,493,788
Operating expenses
Selling, general and administrative expenses	1,459	117,858,151	1,799,320	—	119,658,924
Depreciation and amortization	138,773	4,892,508	11,722	—	5,043,003

Total operating expenses	140,232	122,750,659	1,811,042	—	124,701,927

Operating income	(140,232)	44,391,053	541,040	—	44,791,866
Costs on early extinguishment of debt	—	7,317,000	—	—	7,317,000
Interest expense	6	16,411,222	2,303	—	16,413,531

Income before minority interest and income taxes	(140,238)	20,662,825	538,737	—	21,061,330
Minority interest	—	—	214,281	—	214,281
Equity in earnings of subsidiaries, net	(13,240,488)	—	—	13,240,488	—
Income taxes	(51,886)	7,455,260	291,539	—	7,694,913

Net income	$13,152,136	$13,207,565	$32,917	$(13,240,488)	$13,152,136

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE TWELVE MONTHS ENDED JANUARY 31, 2003

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$274,105,096	$2,922,699	$—	$277,027,795
Royalty income	4,450,886	24,362,069	—	—	28,812,955

Total revenues	4,450,886	298,467,165	2,922,699	—	305,840,750
Cost of sales		203,199,604	1,801,352	—	205,000,956

Gross profit	4,450,886	95,267,561	1,121,347	—	100,839,794
Operating expenses
Selling, general and administrative expenses	3,384,059	59,560,489	905,632	—	63,850,180
Depreciation and amortization		3,577,915	4,935	—	3,582,850

Total operating expenses	3,384,059	63,138,404	910,567	—	67,433,030

Operating income	1,066,827	32,129,157	210,780	—	33,406,764
Interest expense	(63,181)	15,854,307	4,221	—	15,795,347

Income before minority interest and income tax provision	1,130,008	16,274,850	206,559	—	17,611,417
Minority interest	—	—	88,809	—	88,809
Equity in earnings of subsidiaries, net	(10,097,940)	—	—	10,097,940	—
Income taxes	431,663	6,165,065	129,595	—	6,726,323

Net income	$10,796,285	$10,109,785	$(11,845)	$(10,097,940)	$10,796,285

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE TWELVE MONTHS ENDED JANUARY 31, 2002

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$242,249,314	$9,060,845	$—	$251,310,159
Royalty income	4,239,465	22,441,522	—	—	26,680,987

Total revenues	4,239,465	264,690,836	9,060,845	—	277,991,146
Cost of sales		185,475,889	6,125,322	—	191,601,211

Gross profit	4,239,465	79,214,947	2,935,523	—	86,389,935
Operating expenses
Selling, general and administrative expenses	2,405,100	50,023,547	3,018,207	—	55,446,854
Depreciation and amortization	533,583	5,990,778	137,797	—	6,662,158

Total operating expenses	2,938,683	56,014,325	3,156,004	—	62,109,012

Operating income	1,300,782	23,200,622	(220,481)	—	24,280,923
Interest expense	(54,123)	13,603,869			13,549,746

Income before minority interest and income tax provision	1,354,905	9,596,753	(220,481)	—	10,731,177
Equity in earnings of subsidiaries, net	(5,780,095)	—	83,240	5,780,095	83,240
Income taxes	527,058	3,575,949	(63,012)	—	4,039,995

Net income	$6,607,942	$6,020,804	$(240,709)	$(5,780,095)	$6,607,942

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED JANUARY 31, 2004

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,152,136	$13,207,565	$32,917	$(13,240,482)	$13,152,136
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37,750	3,907,481	9,264	—	3,954,495
Provision for bad debt	—	856,697	—	—	856,697
Tax benefit from exercise of stock options	1,287,427	—	—	—	1,287,427
Amortization of debt issue cost	—	1,165,310	—	—	1,165,310
Amortization of bond discount	—	324,540	—	—	324,540
Deferred income taxes	—	7,604,601	—	—	7,604,601
Early extinguishment of debt	—	7,317,000	—	—	7,317,000
Minority Interest	—	—	214,281	—	214,281
Equity in subsidiaries, net	(103,955,117)	—	—	103,955,117	—
Other	364,938	(394)	(119,699)	—	244,845
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(47,137,048)	114,143,683	423,112	(90,714,635)	(23,284,888)
Inventories	—	(14,299,711)	(269,386)	—	(14,569,097)
Other current assets and prepaid income taxes	(792,708)	(1,777,593)	—	—	(2,570,301)
Other assets	(899,830)	3,812,120	—	—	2,912,290
Accounts payable and accrued expenses	(121,087)	(9,511,867)	122,100	—	(9,510,854)
Income taxes payable	141,841	(330,271)	188,430	—	—
Accrued interest payable	2,218,750	(3,153,191)	—	—	(934,441)
Other current liabilities and unearned revenues	—	589,051	(66,134)	—	522,917

Net cash used in operating activities	(135,702,948)	123,855,021	534,915	—	(11,313,042)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(176,592)	(8,495,376)	(1,238)	—	(8,673,206)
Payment on purchase of intangible assets, net	—	(1,760,723)	—	—	(1,760,723)
Payment for acquired businesses, net of cash acquired	35,554,711	(70,008,000)	—	—	(34,453,289)

Net cash used in investing activities:	35,378,119	(80,264,099)	(1,238)	—	(44,887,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) proceeds from senior credit facility	—	11,792,297	—	—	11,792,297
Net payments on senior subordinated notes	2,199,492	(109,516,492)	—	—	(107,317,000)
Net proceeds from senior subordinated notes	96,812,500	50,000,000	—	—	146,812,500
Net proceeds from real estate mortgage	—	—	—	—	—
Purchase of treasury stock	(933,293)	—	—	—	(933,293)
Proceeds from exercise of stock options	2,054,100	—	—	—	2,054,100

Net cash provided by financing activities:	100,132,799	(47,724,195)	—	—	52,408,604

Effect of exchange rate changes on cash and cash equivalents	—	—	119,699	—	119,699
NET (DECREASE) INCREASE IN CASH	(192,030)	(4,133,273)	653,346	—	(3,671,957)
CASH AT BEGINNING OF YEAR	(44,791)	3,533,055	1,194,913	—	4,683,177

CASH AT END OF YEAR	$(236,821)	$(600,218)	$1,848,259	$—	$1,011,220

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED JANUARY 31, 2003

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,796,285	$10,109,785	$(11,845)	$(10,097,940)	$10,796,285
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,778,271	4,934	—	2,783,205
Provision for bad debt	—	280,620	—	—	280,620
Amortization of debt issue cost	—	918,628	—	—	918,628
Amortization of bond discount	—	348,741	—	—	348,741
Deferred income taxes	—	3,371,314	—	—	3,371,314
Minority Interest	—	—	88,809	—	88,809
Equity in earnings of subsidiaries, net	(14,095,278)	3,997,338	0	10,097,940	—
Other	78,659			—	78,659
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	4,645,840	(34,442,471)	396,517	—	(29,400,114)
Inventories	—	(3,399,899)	(306,386)	—	(3,706,285)
Other current assets and prepaid income taxes	(96,769)	(5,595,256)	—	—	(5,692,025)
Other assets	(527,844)	(1,518,554)	—	—	(2,046,398)
Accounts payable and accrued expenses	225,572	6,474,697	(4,388)	—	6,695,881
Income taxes payable	(151,616)	(1,098,141)	(131,794)	—	(1,381,551)
Accrued interest payable	—	865,932	—	—	865,932
Other current liabilities and unearned revenues	(121,500)	(592,882)	(83,154)	—	(797,536)

Net cash used in operating activities	753,349	(17,501,877)	47,307	0	(16,795,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(22,076,974)	—	—	(22,076,974)
Payment on purchase of intangible assets, net	78,049	(220,921)	(44,829)	—	(187,701)
Payment for acquired businesses, net of cash acquired	—	(25,084,374)	—	—	(25,084,374)

Net cash used in investing activities:	78,048	(47,382,269)	(44,829)	—	(47,349,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on senior subordinated notes	(2,199,492)	—	—	—	(2,199,492)
Net (payments) proceeds from senior credit facility	—	1,102,953	63,240	—	1,166,193
Net proceeds from senior secured notes	—	55,589,250	—	—	55,589,250
Net proceeds from real estate mortgage	—	11,600,000	—	—	11,600,000
Proceeds from exercise of stock options	1,323,303	—	—	—	1,323,303

Net cash provided by financing activities:	(876,189)	68,292,203	63,240	—	67,479,254

Effect of exchange rate changes on cash and cash equivalents	—	—	44,829	—	44,829
NET (DECREASE) INCREASE IN CASH	(44,791)	3,408,057	15,933	—	3,379,199
CASH AT BEGINNING OF YEAR	—	124,998	1,178,980	—	1,303,978

CASH AT END OF YEAR	$(44,791)	$3,533,055	$1,194,913	$—	$4,683,177

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED JANUARY 31, 2002

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,607,942	$6,020,804	$(240,709)	$(5,780,095)	$6,607,942
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	533,583	5,657,218		—	6,190,801
Provision for bad debts	—	1,575,000			1,575,000
Amortization of debt issue cost	—	614,347		—	614,347
Amortization of bond discount	—	164,000		—	164,000
Deferred income taxes	—	1,386,240			1,386,240
Minority Interest	—	—	83,240	—	83,240
Equity in earnings of subsidiaries, net	(6,337,049)	—	556,954	5,780,095	—
Other		(64,250)		—	(64,250)
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	1,756,449	5,133,878	158,183		7,048,510
Inventories	—	(1,760,752)	232,133	—	(1,528,619)
Other current assets and prepaid income taxes	41,912	478,875	65,659	—	586,446
Other assets	23,102	(643,282)	(80,864)	—	(701,044)
Accounts payable and accrued expenses	(154,034)	(1,279,169)	272,642		(1,160,561)
Income taxes payable	—	1,221,446	163,764	—	1,385,210
Accrued interest payable	—	(406,838)	(197,930)	—	(604,768)
Other current liabilities and unearned revenues	2,443	507,889	282,022	—	792,354

Net cash provided by operating activities	2,474,348	18,605,406	1,295,094	—	22,374,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,887,440)	(34,490)	—	(2,921,930)
Payment on purchase of intangible assets, net	(312,513)	213,585	—	—	(98,928)

Net cash used in investing activities:	(312,513)	(2,673,855)	(34,490)	—	(3,020,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments in borrowings under term loan	—	(16,093,792)	(63,240)	—	(16,157,032)
Purchase of treasury stock	(2,177,256)	—	—	—	(2,177,256)
Proceeds from exercise of stock options	15,421	—	—	—	15,421

Net cash used in financing activities:	(2,161,835)	(16,093,792)	(63,240)	—	(18,318,867)

Effect of exchange rate changes on cash and cash equivalents	—	(57,503)	(18,383)	—	(75,886)
NET (DECREASE) INCREASE IN CASH	—	(219,744)	1,178,981	—	959,238
CASH AT BEGINNING OF YEAR	—	344,741	—	—	344,741

CASH AT END OF YEAR	$—	$124,997	$1,178,981	$—	$1,303,979

Exhibit Index

Exhibit No	Description of Exhibit
10.59	Amendment No. 3 to the Senior Credit Facility

10.60	Amendment No. 4 to the Senior Credit Facility

10.61	Employment agreement between Timothy B. Page and the Registrant

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002