Form 10-Q
period 2004-04-30
PERRY ELLIS INTERNATIONAL INC
filed 2004-06-09
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2004

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

The number of shares outstanding of the registrant’s common stock is 9,483,056 (as of June 7, 2004).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Consolidated Balance Sheets (Unaudited) as of April 30, 2004 and January 31, 2004	1

Consolidated Statements of Income (Unaudited) for the three months ended April 30, 2004 and 2003	2

Consolidated Statements of Cash Flows (Unaudited) for the three months ended April 30, 2004 and 2003	3

Notes to Unaudited Consolidated Financial Statements	4

Item 2:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3:
Quantitative and Qualitative Disclosures About Market Risk	27

Item 4:
Controls and Procedures	29

PART II: OTHER INFORMATION	30

Item 1:
Legal Proceedings	30

Item 2:
Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	30

Item 3:
Defaults Upon Senior Securities	30

Item 4:
Submission of Matters to a Vote of Security Holders	30

Item 5:
Other Information	30

Item 6:
Exhibits and Reports of Form 8-K	30

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	April 30, 2004	January 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$8,537	$1,011
Accounts receivable, net	156,695	115,678
Inventories, net	89,512	110,910
Deferred income taxes	8,051	9,621
Prepaid income taxes	2,942	5,002
Other current assets	6,003	6,418

Total current assets	271,740	248,640
Property and equipment, net	39,939	39,093
Intangible assets, net	152,266	152,266
Deferred income taxes	25,319	28,591
Other	4,537	11,811

TOTAL	$493,801	$480,401

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,200	$31,644
Accrued expenses	16,634	16,350
Accrued interest payable	1,448	3,740
Unearned revenues	1,169	984
Other current liabilities	4,151	2,991

Total current liabilities	49,602	55,709
Senior subordinated notes payable	144,893	150,454
Senior secured notes payable	59,221	60,389
Senior credit facility	51,820	34,715
Real estate mortgage	11,600	11,600
Deferred pension obligation	15,713	15,734

Total long-term liabilities	283,247	272,892

Total liabilities	332,849	328,601

Minority Interest	976	917

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 8,519,631 shares issued and 8,483,944 outstanding as of April 30, 2004 and 8,470,700 shares issued and 8,435,013 outstanding as of January 31, 2004	85	85
Additional paid-in-capital	66,952	66,074
Retained earnings	93,540	85,335
Accumulated other comprehensive income	332	322

Total	160,909	151,816
Common stock in treasury at cost; 35,687 shares as of April 30, 2004 and January 31, 2004	(933)	(933)

Total stockholders’ equity	159,976	150,883

TOTAL	$493,801	$480,401

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended April 30,
	2004	2003
Revenues
Net sales	$192,104	$101,867
Royalty income	5,315	6,411

Total revenues	197,419	108,278
Cost of sales	134,616	71,545

Gross profit	62,803	36,733
Operating expenses
Selling, general and administrative expenses	44,873	21,610
Depreciation and amortization	1,505	1,112

Total operating expenses	46,378	22,722

Operating income	16,425	14,011
Interest expense	3,445	4,963

Income before minority interest and income taxes	12,980	9,048
Minority interest	59	46
Income taxes	4,716	3,374

Net income	$8,205	$5,628

Net income per share
Basic	$0.97	$0.87

Diluted	$0.89	$0.80

Weighted average number of shares outstanding
Basic	8,476	6,451
Diluted	9,187	7,029

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended April 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,205	$5,628
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,280	851
Provision for bad debt	198	322
Tax benefit from exercise of stock options	304	—
Amortization of debt issue costs	279	279
Amortization of bond discount	50	91
Deferred income taxes	4,842	(73)
Minority interest	59	46
Other	10	112
Changes in operating assets and liabilities:
Accounts receivable, net	(41,215)	(17,964)
Inventories, net	21,398	5,718
Other current assets and prepaid income taxes	2,475	1,711
Other assets	216	263
Accounts payable and accrued expenses	(5,181)	(3,535)
Accrued interest payable	(2,292)	(3,512)
Other current liabilities and unearned revenues	1,345	(885)

Net cash used in operating activities	(8,027)	(10,948)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,126)	(875)

Net cash used in investing activities:	(2,126)	(875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) from senior credit facility	17,105	7,919
Proceeds from exercise of stock options	574	691

Net cash provided by financing activities:	17,679	8,610

Effect of exchange rate changes on cash and cash equivalents	—	48

NET INCREASE (DECREASE) IN CASH	7,526	(3,165)
CASH AT BEGINNING OF PERIOD	1,011	4,683

CASH AT END OF PERIOD	$8,537	$1,518

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,709	$7,329

Income taxes	$117	$5

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Change in fair value of mark-to-market interest rate swap/option	$(6,625)	$52

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP. These consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004. Certain amounts in the prior period have been reclassified to conform to the current period’s presentation.

In our opinion, the information presented reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the interim periods. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2. INVENTORIES

Inventories are stated at the lower of cost (moving average cost) or market. Cost principally consists of the purchase price, customs duties, freight, insurance and commissions to buying agents.

3. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	(in thousands)
	April 30, 2004	January 31, 2004
Total letter of credit facilities	$92,735	$92,818
Outstanding letters of credit	(42,542)	(61,819)

Total credit available	$50,193	$30,999

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

5. INTANGIBLE ASSETS

Intangible assets primarily represent costs capitalized in connection with the acquisitions of brand names and license rights. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” identifiable intangible assets with an indefinite useful life are not amortized but are tested for impairment annually as of February 1st of each year. As a result of this evaluation, it was determined that there was no impairment of recorded intangible assets as of February 1, 2004.

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

7. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $7.2 million and $3.1 million for the three months ended April 30, 2004 and April 30, 2003, respectively, and are included in selling, general and administrative expenses.

8. ACCOUNTING FOR STOCK BASED COMPENSATION

The Company has chosen to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. As required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” the Company presents certain pro forma and other disclosures related to stock-based compensation plans as if compensation cost for options granted had been determined in accordance with the fair value provisions of SFAS No. 123 as follows:

	(in thousands, except per share data)
	Three Months Ended April 30,
	2004	2003
Net income as reported	$8,205	$5,628
Add : Total stock based employee compensation expense included in reported net income, net	—	—
Deduct : Total stock based employee compensation expense not included in reported net income, net	224	101

Pro forma net income	$7,981	$5,527

Pro forma net income per share:
Basic	$0.94	$0.86

Diluted	$0.87	$0.79

9. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average shares of outstanding common stock. The calculation of diluted net income per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net income per share includes the effects of the stock options as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted income per share:

	(in thousands, except per share data)
	Three Months Ended April 30,
	2004	2003
Numerator:
Net income	$8,205	$5,628
Denominator:
Basic income per share - weighted average shares	8,476	6,451
Dilutive effect: stock options	711	578

Diluted income per share - weighted average shares	9,187	7,029

Basic income per share	$0.97	$0.87

Diluted income per share	$0.89	$0.80

Antidilutive effect: stock options (1)	—	—

(1)	Represents weighted average stock options to purchase shares of common stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

10. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and the effect of foreign currency translation. Comprehensive income was $8.2 million and $5.8 million for the three months ended April 30, 2004 and 2003, respectively.

11. SEGMENT INFORMATION

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” our principal business segments are grouped into the generation of revenues from sale of products and royalties from licensing activity. These segments are identified and managed by the Company based on the products and services offered by each. The product segment derives its revenues from the design, importation and distribution of apparel to various retail channels, which include department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate incentive market, as well as clubs, and independent retailers in the United States, Puerto Rico and Canada. The licensing segment derives its revenues from royalties associated with the licensing of its trademarks to third parties, principally Perry Ellis®, Jantzen®, John Henry®, Manhattan® and Munsingwear®. Trademark costs have been allocated among the segments where the brands are shared. Shared selling, general and administrative expenses are allocated amongst the segments based upon department utilization rates.

	(in thousands)
	Three Months Ended April 30,
	2004	2003
Revenues:
Product	$192,104	$101,867
Licensing	5,315	6,411

Total Revenues	$197,419	$108,278

Operating Income:
Product	$13,662	$9,664
Licensing	2,763	4,347

Total Operating Income	$16,425	$14,011

12. SALANT ACQUISITION

On June 19, 2003, we acquired Salant Corporation. The aggregate merger consideration paid by us was approximately $90.9 million, comprised of approximately $51.9 million in cash ($34.5 million plus cash acquired of $17.4 million), approximately $35.6 million worth of newly issued Perry Ellis common stock and approximately $3.4 million in merger costs.

Salant licensed the Perry Ellis brand from the Company for men’s sportswear, dress shirts, dress bottoms and accessories, and derived approximately $164.3 million, or 65%, of its fiscal 2002 revenues, from the sale of Perry Ellis products. Salant was the Company’s largest licensee of Perry Ellis branded apparel. The remaining $87.7 million of Salant’s fiscal 2002 revenue was made up of sales of product under Salant’s owned brands such as Axis® and Tricots St. Raphael®, sales under license agreements for use of the JNCO® and Ocean Pacific® brands, as well as several private label programs.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Purchase accounting adjustments include fair value adjustments and the allocation of the excess of fair value over purchase price as required under SFAS 141.

(in thousands)
Total purchase price
Market value of stock issued	$35,555
Cash consideration paid	51,906

Total purchase price	87,461
Total direct merger costs	3,405

Total adjusted purchase price	$90,866

Net assets of Salant based on amounts as of June 19, 2003	$67,119

Increase (decrease) in net assets to reflect estimated fair value adjustments under the purchase method of accounting:

Deferred taxes, current and long-term, net	48,554
Property, plant and equipment	(8,086)
Other assets
Retail stores fixtures	(3,070)
Deferred rental income	(456)
License agreements	(5,479)
Intangible assets, net	(7,920)
Deferred rental expense	1,492
Net pension liability	(1,288)

Fair value of net assets acquired	$90,866

13. PRO FORMA FINANCIAL INFORMATION

The pro forma financial information presented below, gives effect to the Salant acquisition, as if it occurred as of the beginning of the three months ended April 30, 2003. Salant’s results are reflected in the Company’s income statement for the three months ended April 30, 2004.

Three Months Ended April 30,
2003
(in thousands, except per share data)
Total revenues	$173,997

Net income	$7,586

Net income per share
Basic	$0.92

Diluted	$0.86

Weighted Average Number of Shares:
Basic	8,285
Diluted	8,863

14. BENEFIT PLANS

The Company sponsors two qualified pension plans as a result of the June 2003 Salant acquisition. The following table provides the components of net benefit cost for the plans during the first quarter of fiscal 2005:

	Three Months Ended April 30,
	2004	2003
	(in thousands)
Service cost	$—	$—
Interest cost	742	—
Expected return on plan assets	(864)	—
Amortization of net gain	(27)	—

Net periodic benefit cost	$(149)	$—

The Company expects to contribute $0.2 million to these pension plans during fiscal 2005.

15. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“FIN 46”). FIN 46, as subsequently amended by FIN 46R, addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or SPEs). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company is required to adopt the provisions of FIN 46 immediately for variable interests in variable interest entities created after January 31, 2003, and in the quarter ending April 30, 2004 for variable interests in variable interest entities created before

February 1, 2003. However, certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities as defined in FIN 46. Accordingly, the Company has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the adoption of FIN 46.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of “an underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

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

16. DERIVATIVES FINANCIAL INSTRUMENTS

The Company has entered into derivative financial instruments in order to manage the overall borrowing costs associated with its senior subordinated notes and senior secured notes.

At April 30, 2004, the Company had an interest rate swap and option (the “$57 million Swap Agreement”) for an aggregate notional amount of $57.0 million in order to minimize the debt servicing costs associated with the senior secured notes. The $57 million Swap Agreement is a fair value hedge as it has been designated against the senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in the Company’s consolidated balance sheet. The fair value of the $57 million Swap Agreement recorded on the Company’s consolidated balance sheet was $3.2 million as of April 30, 2004.

At April 30, 2004, the Company had an interest rate floor agreement (the “$57 million Floor Agreement”) for an aggregate notional amount of $57.0 million associated with the senior secured notes. The $57 million Floor Agreement is scheduled to terminate on March 15, 2005. Under the $57 million Floor Agreement, the Company must pay the difference between the three-month LIBOR rate and 1.50% for all rate resets in which the LIBOR is below 1.50%. When the LIBOR is equal to or greater than 1.50%, the Company makes no payments under the $57 million Floor Agreement.

The $57 million Floor Agreement did not qualify for hedge accounting treatment, resulting in $0.1 million decrease of recorded interest expense on the consolidated statement of income for the three months ended April 30, 2004. The fair value of the $57 million Floor Agreement recorded on the Company’s consolidated balance sheet was ($0.1) million as of April 30, 2004.

In April 2003, the Company entered into an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57.0 million associated with the senior secured notes. The $57 million Cap Agreement is scheduled to terminate on March 15, 2009. The $57 million Cap Agreement caps the interest rate on the senior secured notes at 10%.

The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $0.1 million decrease of recorded interest expense on the consolidated statement of income for the three months ended April 30, 2004. The fair value of the $57 million Cap Agreement recorded on the Company’s consolidated balance sheet was ($0.2) million as of April 30, 2004.

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

The $150 million Swap Agreement is a fair value hedge as it has been designated against the 8 7/8% senior subordinated notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in our consolidated balance sheet. The fair value of the $150 million Swap Agreement recorded on the consolidated balance sheet was ($5.1) million as of April 30, 2004.

The Company does not currently have a significant exposure to foreign exchange risk and accordingly, has not entered into any transactions to hedge against those risks.

17. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

Perry Ellis International, Inc. and several of its subsidiaries have fully and unconditionally guaranteed the senior secured notes and senior subordinated notes on a joint and several basis. As such, the following consolidating condensed financial statements, which present, in separate columns: Perry Ellis, the guarantors on a combined and the non-guarantors on a consolidated basis are required to be presented. Additional columns present eliminating adjustments and consolidated totals as of April 30, 2004 and January 31, 2004, and for the three months ended April 30, 2004 and 2003. The Company has not presented separate financial statements and other disclosures concerning the combined guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF APRIL 30,2004

(amounts in thousands, except share data)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(1,750)	$—	$10,287	$—	$8,537
Accounts receivable, net	27	154,825	1,843	—	156,695
Intercompany receivable - Guarantors	621	16,868	490	(17,979)	—
Intercompany receivable - Non Guarantors	60	4,421	445	(4,926)	—
Inventories, net	—	88,730	782	—	89,512
Deferred income taxes	—	8,051	—	—	8,051
Prepaid income taxes	328	2,995	(381)	—	2,942
Other current assets	908	4,989	106	—	6,003

Total current assets	194	280,879	13,572	(22,905)	271,740
Property and equipment, net	142	39,645	152	—	39,939
Intangible assets, net	—	152,266	—	—	152,266
Deferred income taxes	—	25,319	—	—	25,319
Investment in subsidiaries	186,865	2	—	(186,867)	—
Other	(281)	4,818	—	—	4,537

TOTAL	$186,920	$502,929	$13,724	$(209,772)	$493,801

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$256	$20,075	$5,869	$—	$26,200
Accrued expenses	917	15,643	74	—	16,634
Intercompany payable - Parent	(69,345)	176,728	4,299	(111,682)	—
Accrued interest payable	555	893	—	—	1,448
Unearned revenues	—	989	180	—	1,169
Other current liabilities	—	4,112	39	—	4,151

Total current liabilities	(67,617)	218,440	10,461	(111,682)	49,602
Senior subordinated notes payable	94,893	50,000	—	—	144,893
Senior secured notes payable	—	59,221	—	—	59,221
Senior credit facility	—	51,820	—	—	51,820
Real estate mortgage	—	11,600	661	(661)	11,600
Deferred pension obligation	—	15,713	—	—	15,713

Total long-term liabilities	94,893	188,354	661	(661)	283,247

Total liabilities	27,276	406,794	11,122	(112,343)	332,849

Minority interest	—	—	976	—	976

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—	—	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 8,519,631 shares issued and 8,483,944 outstanding as of April 30, 2004	85	65	—	(65)	85
Additional paid-in-capital	66,952	—	—	—	66,952
Contributing capital	—	3,997	—	(3,997)	—
Retained earnings	93,540	92,054	1,415	(93,469)	93,540
Accumulated other comprehensive income	—	19	211	102	332

Total	160,577	96,135	1,626	(97,429)	160,909
Common stock in treasury at cost	(933)	—	—	—	(933)

Total stockholders’ equity	159,644	96,135	1,626	(97,429)	159,976

TOTAL	$186,920	$502,929	$13,724	$(209,772)	$493,801

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 31, 2004

(amounts in thousands, except share data)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(237)	$(600)	$1,848		$1,011
Accounts receivable, net	6	115,204	468	—	115,678
Intercompany Receivable - Guarantors		45,868		(45,868)	—
Intercompany Receivable - Non Guarantors		(2,577)		2,577	—
Inventories, net		110,242	668		110,910
Deferred income taxes		9,621			9,621
Prepaid income taxes		—		5,002	5,002
Other current assets	1,078	5,340	—		6,418

Total current assets	847	283,098	2,984	(38,289)	248,640
Property and equipment, net	139	38,932	22		39,093
Intangible assets, net	—	152,266	—	—	152,266
Deferred income taxes	—	42,383	—	(13,792)	28,591
Investment in subsidiaries	178,660	—		(178,660)	—
Other	5,379	6,432	—		11,811

TOTAL	$185,025	$523,111	$3,006	$(230,741)	$480,401

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$84	$31,088	$472		$31,644
Accrued expenses	161	16,189			16,350
Intercompany Payable - Parent	(68,685)	201,910	610	(133,835)	—
Income taxes payable	(90)	(5,209)	297	5,002	—
Accrued interest payable	2,218	1,522			3,740
Unearned revenues		984	—		984
Other current liabilities	—	2,920	71		2,991

Total current liabilities	(66,312)	249,404	1,450	(128,833)	55,709
Senior subordinated notes payable	100,454	50,000			150,454
Senior secured notes payable		60,389			60,389
Senior credit facility		34,715			34,715
Real estate mortgage		11,600	665	(665)	11,600
Deferred income tax		13,792		(13,792)	—
Deferred pension obligation		15,734			15,734

Total long-term liabilities	100,454	186,230	665	(14,457)	272,892

Total liabilities	34,142	435,634	2,115	(143,290)	328,601

Minority Interest			917		917

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock $.01 par value; 100,000,000 shares authorized; 8,470,700 shares issued and 8,435,013 outstanding as of January 31, 2004	85				85
Additional paid-in-capital	66,074				66,074
Contributing Capital		3,997	—	(3,997)	—
Retained earnings	85,335	83,460	(220)	(83,240)	85,335
Accumulated other comprehensive income	322	20	194	(214)	322

Total	151,816	87,477	(26)	(87,451)	151,816
Common stock in treasury at cost	(933)	—	—	—	(933)

Total stockholders’ equity	150,883	87,477	(26)	(87,451)	150,883

TOTAL	$185,025	$523,111	$3,006	$(230,741)	$480,401

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2004

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$191,008	$1,096	$—	$192,104
Royalty income	—	3,968	1,347	—	5,315

Total revenues	—	194,976	2,443	—	197,419
Cost of sales	10	134,972	(366)	—	134,616

Gross profit	(10)	60,004	2,809	—	62,803
Operating expenses
Selling, general and administrative expenses	(142)	43,706	1,309	—	44,873
Depreciation and amortization	131	1,356	18	—	1,505

Total operating expenses	(11)	45,062	1,327	—	46,378

Operating income	1	14,942	1,482	—	16,425
Interest expense	1	3,296	148	—	3,445

Income before minority interest and income taxes	—	11,646	1,334	—	12,980
Minority interest	—	—	59	—	59
Equity in earnings of subsidiaries, net	(8,205)	—	—	8,205	—
Income taxes	—	4,496	220	—	4,716

Net income	$8,205	$7,150	$1,055	$(8,205)	$8,205

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2003

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$100,736	$1,131	$—	$101,867
Royalty income	—	5,194	1,217	—	6,411

Total revenues	—	105,930	2,348	—	108,278
Cost of sales	—	70,869	676	—	71,545

Gross profit	—	35,061	1,672	—	36,733
Operating expenses
Selling, general and administrative expenses	1,210	19,852	548	—	21,610
Depreciation and amortization	—	1,108	4	—	1,112

Total operating expenses	1,210	20,960	552	—	22,722

Operating income	(1,210)	14,101	1,120	—	14,011
Interest expense	—	4,742	221	—	4,963

Income (loss) before minority interest and income taxes	(1,210)	9,359	899	—	9,048
Minority interest	—	—	46	—	46
Equity in earnings of subsidiaries, net	(6,390)	—	—	6,390	—
Income taxes	(448)	3,479	343	—	3,374

Net income	$5,628	$5,880	$510	$(6,390)	$5,628

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2004

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,205	$7,150	$1,055	$(8,205)	$8,205
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	1,280	—	—	1,280
Provision for bad debt	—	198	—	—	198
Tax benefit from exercise of stock options	304	—	—	—	304
Amortization of debt issue costs	—	279	—	—	279
Amortization of bond discount	—	50	—	—	50
Deferred income taxes	—	4,842	—	—	4,842
Minority interest	—	—	59	—	59
Equity in subsidiaries, net	(8,205)	—	—	8,205	—
Other	(224)	1,409	592	(1,767)	10
Changes in operating assets and liabilities
Accounts receivable, net	(1,362)	(42,999)	1,379	1,767	(41,215)
Inventories, net	—	21,512	(114)	—	21,398
Other current assets and prepaid income taxes	(158)	(2,644)	275	5,002	2,475
Other assets	—	216	—	—	216
Accounts payable and accrued expenses	930	(11,583)	5,472	—	(5,181)
Income taxes payable	90	5,209	(297)	(5,002)	—
Accrued interest payable	(1,664)	(628)	—	—	(2,292)
Other current liabilities and unearned revenues	—	1,197	148	—	1,345

Net cash provided by (used in) operating activities	(2,084)	(14,512)	8,569	—	(8,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3)	(1,993)	(130)	—	(2,126)

Net cash used in investing activities:	(3)	(1,993)	(130)	—	(2,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) from senior credit facility	—	17,105	—	—	17,105
Proceeds from exercise of stock options	574	—	—	—	574

Net cash provided by financing activities:	574	17,105	—	—	17,679

NET (DECREASE) INCREASE IN CASH	(1,513)	600	8,439	—	7,526
CASH AT BEGINNING OF PERIOD	(237)	(600)	1,848	—	1,011

CASH AT END OF PERIOD	(1,750)	—	10,287	—	8,537

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2003

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,628	$5,880	$510	$(6,390)	$5,628
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	845	6	—	851
Provision for bad debt	—	322	—	—	322
Amortization of debt issue cost	—	279	—	—	279
Amortization of bond discount	—	91	—	—	91
Deferred income taxes	—	(73)	—	—	(73)
Minority interest	—	—	46	—	46
Equity in earnings of subsidiaries, net	(6,390)	—	—	6,390	—
Other	160	—	(48)	—	112
Changes in operating assets and liabilities
Accounts receivable, net	(80)	(17,591)	(293)	—	(17,964)
Inventories	—	5,549	169	—	5,718
Other current assets and prepaid income taxes	(277)	2,009	(21)	—	1,711
Other assets	(36)	299	—	—	263
Accounts payable and accrued expenses	(35)	(3,496)	(4)	—	(3,535)
Income taxes payable	(527)	226	301	—	—
Accrued interest payable	—	(3,512)	—	—	(3,512)
Other current liabilities and unearned revenues	(129)	(985)	229	—	(885)

Net cash provided by (used in) operating activities	(1,686)	(10,157)	895	—	(10,948)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(874)	(1)	—	(875)

Net cash used in investing activities:	—	(874)	(1)	—	(875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) from senior credit facility	—	7,919	—	—	7,919
Proceeds from exercise of stock options	691	—	—	—	691

Net cash provided by financing activities:	691	7,919	—	—	8,610

Effect of exchange rate changes on cash and cash equivalents	—	—	48	—	48
NET (DECREASE) INCREASE IN CASH	(995)	(3,111)	942		(3,165)

CASH AT BEGINNING OF PERIOD	(45)	3,533	1,195	—	4,683

CASH AT END OF PERIOD	$(1,040)	$422	$2,137	$—	$1,518

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. References in this report to the Salant acquisition refer to our acquisition of Salant Corporation that was completed in June 2003. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended January 31, 2004.

Forward – Looking Statements

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “intend,” “plan,” “envision,” and similar words or phrases. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control.

Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth in various places in this report. These factors include:

•	general economic conditions;

•	a significant decrease in business from or loss of any of our major customers;

•	the effectiveness of our planned advertising, marketing and promotional campaigns;

•	our ability to contain costs;

•	our future capital needs and the ability to obtain financing;

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses into our existing organization and operations including the Salant acquisition;

•	our ability to predict consumer preferences;

•	anticipated trends and conditions in our industry, including future consolidation;

•	changes in the costs of raw materials, labor and advertising;

•	changes in fashion trends and customer acceptance of both new designs and newly introduced products;

•	the level of consumer spending for apparel and other merchandise;

•	our ability to compete;

•	the termination or non-renewal of any material license agreements to which we are a party;

•	exposure to foreign currency risks;

•	competition among department and specialty stores;

•	possible disruption in commercial activities due to terrorist activity and armed conflict; and

•	other factors set forth in this report and in our other filings with the Securities and Exchange Commission.

You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2004 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by Accounting Principles Generally Accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas we use judgment in are the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory and the impairment on long-lived assets which are our trademarks.

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

Intangible Assets. We have, at the present time, only one class of indefinite lived assets, trademarks. We review our intangible assets with indefinite useful lives for possible impairments on an annual basis in accordance with SFAS No. 142 and perform impairment testing as of February 1st of each year. We evaluate the “fair value” of our identifiable intangible assets for purposes of recognition and measurement of impairment losses. Evaluating indefinite useful life assets for impairment involves certain judgments and estimates, including the interpretation of current economic indicators and market valuations, our strategic plans with regard to our operations, historical and anticipated performance of our operations and other factors. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected.

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

Retirement-Related Benefits. The pension obligations related to our defined benefit pension plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate, expected return of plan assets, and other factors, which are updated on an annual basis. Management is required to consider current market conditions, including changes in interest rates, in making these assumptions. Actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect the recognized pension expense or benefit and our pension obligation in future periods. The fair value of plan assets is based on the performance of the financial markets, particularly the equity markets. The equity markets can be, and recently have been, very volatile. Therefore, the market value of the plan assets can change dramatically in a relatively short period of time. Additionally, the measurement of the plan’s benefit obligation is highly sensitive to changes in interest rates. As a result, if the equity market declines and/or interest rates decrease, the plan’s estimated accumulated benefit obligation could exceed the fair value of the plan assets and therefore, we would be required to establish an additional minimum liability, which would result in a reduction in shareholder’s equity for the amount of the shortfall. For fiscal 2004, we did not record an additional minimum pension liability calculated under the provisions of SFAS No. 87.

Results of Operations

The following is a discussion of the results of operations for the first quarter of the fiscal year ending January 31, 2005 (“fiscal 2005”) compared with the first quarter of the fiscal year ended January 31, 2004 (“fiscal 2004”).

Results of Operations – First Quarter of fiscal 2005 compared with First Quarter of Fiscal 2004.

Total revenues. Total revenues consist of net sales and royalty income. Total revenues for the first quarter of fiscal 2005 were $197.4 million, which is an increase of $89.1 million, or 82%, from $108.3 during the first quarter of fiscal 2004. The increase was due mainly to an increase of approximately $65 million in net sales generated by the Salant business, which we acquired in the Salant acquisition in June 2003, an increase of $11 million in net sales generated by our swimwear business, and a $13 million increase in net sales in our other men’s sportswear business, which includes all of our businesses other than our Salant business and swimwear business. This increase was offset in part by a decrease in royalty income of $1 million described below.

Net sales. Net sales in the first quarter of fiscal 2005 were $192.1 million, an increase of $90.2 million, or 89%, from $101.9 million in the first quarter fiscal 2004. The increase in net sales is primarily attributable to the increases in net sales generated by the Salant business, by our swimwear business, and other men’s sportswear business.

Royalty income. Royalty income for the first quarter of fiscal 2005 was $5.3 million, a decrease of $1.1 million, or 17%, from $6.4 million for the first quarter of fiscal 2004. The decrease in royalty income was principally due to the loss of $1.4 million in royalty income we previously received from Salant. We acquired Salant in June 2003 and prior to the acquisition, Salant was our largest licensee. Salant’s net sales are now recognized in our net sales.

Gross profit. Gross profit was $62.8 million in the first quarter of fiscal 2005, as compared to $36.7 million in the first quarter of fiscal 2004, an increase of 71%. The increase in gross profit during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 was primarily attributed to the increase in net sales as a result of the Salant acquisition. Additionally, we experienced growth in gross profit dollars as a result of increase in net sales in our other wholesale business. These increases were offset by a $1.1 million decrease in royalty income.

As a percentage of total revenue, gross profit margins were 31.8% in the first quarter of fiscal 2005 as compared to 33.9% in the first quarter of fiscal 2004. This decrease was attributable to the previously described decrease in royalty income. The wholesale gross profit margin percentage improved slightly in the first quarter of fiscal 2005 to 29.9%, as compared to 29.8% in the first quarter of fiscal 2004. This improvement came as a result of the impact of net sales from the Salant business and was partially offset by lower gross profit margin sales in our swimwear and other men’s sportswear business.

Selling, general and administrative expenses. Selling, general and administrative expenses during the first quarter of fiscal 2005 were $44.9 million, an increase of $23.3 million, or 108%, from $21.6 million in the first quarter of fiscal 2004. As a percentage of total revenues, selling, general and administrative expenses were 22.7% in the first quarter of fiscal 2005 as compared to 20.0% in first quarter of fiscal 2004. The increase in selling, general and administrative costs is primarily attributable to the additional $19 million in expenses incurred by our Salant business and an additional $4 million in expenses from our swimwear and men’s sportswear businesses to support our organic growth, and an increase in advertising, marketing and design to support our existing brands, such as Perry Ellis, Cubavera, the Havanera Co., and Original Penguin.

Depreciation and amortization. Depreciation and amortization during the first quarter of fiscal 2005 was $1.5 million, an increase of $0.4 million, or 36%, from $1.1 million in the first quarter of fiscal 2004. The increase is due to the increase in property and equipment purchased during fiscal 2004.

Interest expense. Interest expense in the first quarter of fiscal 2005 was $3.4 million, a decrease of $1.6 million, or 32%, from $5.0 million in the first quarter of fiscal 2004. The decrease in interest expense is primarily attributable to the Company’s refinancing of its $100 million 12 1/4% senior subordinated notes, which were partially hedged with derivative hedging transactions, with its $150 million 8 7/8% senior subordinated notes issued in September 2003, which were fully hedged with derivative hedging transactions. The Company’s net effective interest cost on its $150 million 8 7/8 senior subordinated notes was less than its net effective interest cost on its $100 million 12 1/4% senior subordinated notes. The impact of the derivative hedging transactions is described in “Item 3: Quantitative and Qualitative Disclosures about Market Risks.” The reduction in interest expense described above was partially offset by the additional interest cost associated with higher overall outstanding debt balances incurred primarily as a result of the Salant acquisition completed in June 2003 and the financing of the working capital of our other businesses.

Income taxes. Income taxes in the first quarter of fiscal 2005 were $4.7 million, a $1.3 million increase as compared to $3.4 million for the first quarter of fiscal 2004. For the first quarter of fiscal 2005, our effective tax rate was 36.3% as compared to 37.3% in the first quarter of fiscal 2004.

Net income. Net income in the first quarter of fiscal 2005 was $8.2 million, an increase of $2.6 million, or 46%, as compared to net income of $5.6 million in the first quarter of fiscal 2004. The increase in net income was due to the changes described above.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations and expansion. We believe that as a result of the growth in our business, our working capital requirements will increase. As of April 30, 2004, our total working capital was $222 million as compared to $135 million as of April 30, 2003. We believe that our cash flows from operations and borrowings under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs for the foreseeable future. In June 2004, we completed a public offering whereby the Company issued 950,000 shares of common stock. Proceeds from the offering were $21.2 million, net of expenses, which amounts were used to repay amounts outstanding under our senior credit facility with the balance used for working capital and general corporate purposes.

Net cash used in operating activities was $8.0 million in the first quarter of fiscal 2005 as compared to cash used in operating activities of $10.9 million in the first quarter of fiscal 2004. The decrease of $2.9 million in the level of cash used in operating activities in the first quarter of 2005 as compared to the first quarter of 2004 is primarily attributable to a decrease in the use of cash related to accounts receivable, inventory, accounts payable and accrued expenses, and higher net income.

Net cash used in investing activities was $2.1 million in the first quarter of fiscal 2005, which primarily reflects purchases of property and equipment during the quarter.

Net cash provided by financing activities in the first quarter of fiscal 2005 was $17.7 million, which primarily reflects the net proceeds from our senior credit facility of $17.1 million as well as proceeds from the exercise of employee stock options of $0.6 million.

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

Salant licensed the Perry Ellis brand from us for men’s sportswear, dress shirts, dress bottoms and accessories and derived approximately $164.3 million, or 65% of its fiscal 2002 revenues, from the sale of Perry Ellis products. Salant was our largest licensee of Perry Ellis branded apparel. The remaining $87.7 million of Salant’s fiscal 2002 revenue was made up of sales of product under Salant’s owned brands such as Axis® and Tricots St. Raphael®, sales under license agreements for use of the JNCO® and Ocean Pacific® brands, as well as several private label programs.

Senior Credit Facility

Our amended senior credit facility with Congress Financial Corporation (Florida), as agent for a syndicate of lenders, provides us with a revolving credit facility of up to an aggregate amount of $110.0 million. The senior credit facility expires in September 2005 and the indebtedness thereunder ranks ahead of the 8 7/8% senior subordinated notes. On February 23, 2004, we temporarily increased our availability under the senior credit facility to $130.0 million for seasonal working capital needs until April 29, 2004 when the availability was reduced back to $110 million.

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

Security. As security for the indebtedness under the senior credit facility, we granted the lenders a first priority security interest in substantially all of our existing and future assets other than our trademark portfolio existing as of March 2002, including, without limitation, accounts receivable, inventory, deposit accounts, general intangibles, equipment and capital stock or membership interests, as the case may be, of certain subsidiaries. Lenders under the senior credit facility have a second priority security interest in our trademark portfolio as of March 2002 and a first priority lien on the rest of our trademarks.

Letter of Credit Facilities

As of April 30, 2004, we maintained four U.S. dollar letter of credit facilities totaling $90 million and one letter of credit facility totaling $2.8 million utilized by our Canadian joint venture. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets, including but not limited to the capital stock or membership interests, as the case may be, of certain of our subsidiaries. As of April 30, 2004, there was approximately $50.2 million available under existing letter of credit facilities.

Senior Secured Notes

In March of 2002 we issued $57.0 million 9½% senior secured notes due March 15, 2009. The proceeds of the offering were used to finance the Jantzen acquisition, to reduce the amount of outstanding debt under the previous senior credit facility and as additional working capital. The proceeds to us were $55.6 million, yielding an effective interest rate of 9.74% after deduction of discounts. We entered into certain derivative hedging transaction described in “Item 3: Quantitative and Qualitative Disclosures about Market Risks” in order to minimize debt service costs related to these senior secured notes.

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

12 1/4% Senior Subordinated Notes

We issued $100.0 million 12¼% senior subordinated notes on April 6, 1999, the proceeds of which were used to acquire the Perry Ellis, John Henry and Manhattan brands and to pay down the outstanding balance of the senior credit facility at that time. The senior subordinated notes were scheduled to mature on April 1, 2006 and bore interest at the rate of 12 1/4% payable on April 1 and October 1 in each year. The proceeds to us were $98.9 million yielding an effective interest rate of 12.39% after deduction of discounts. We entered into certain derivative hedging transactions described in “Item 3: Quantitative and Qualitative Disclosures about Market Risks” in order to minimize debt service costs related to these senior subordinated notes. In November 2002, we repurchased $2.2 million of the 12 1/4% senior subordinated notes. On October 15, 2003, we redeemed the $100 million of 12 1/4% senior subordinated notes that were scheduled to mature on April 1, 2006 for approximately $107.3 million, which included a redemption premium.

8 7/8% Senior Subordinated Notes

We issued $150 million 8 7/8% senior subordinated notes on September 22, 2003, the proceeds of which were used to redeem the 12 1/4% senior subordinated notes and to pay down the outstanding balance of the senior credit facility at that time. The senior subordinated notes mature on September 15, 2013 and bear interest at the rate of 8 7/8% payable semiannually on March 15 and September 15 of each year. The proceeds to us were $146.8 million yielding an effective interest rate of 9.1%. We entered into certain derivative hedging transactions described in “Item 3: Quantitative and Qualitative Disclosures about Market Risks” in order to minimize debt service costs related to these senior subordinated notes.

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

Real Estate Financing

We occupied our main administrative office, warehouse and distribution facility under a synthetic operating lease for a 230,000 square foot facility in Miami, Florida. The synthetic lease, as amended, expired on June 30, 2002, and required a final payment at termination of $14.5 million.

On June 30, 2002, we made the required payment under the synthetic lease and partially refinanced the acquisition of the facility with an $11.6 million mortgage. The mortgage contains certain covenants. We believe we are currently in compliance with all of our covenants under the mortgage. We could be materially harmed if we violate any covenants because the lender under the mortgage could declare all amounts outstanding there under to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indentures relating to our senior secured notes and senior subordinated notes resulting in all our of debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements” as defined by applicable SEC rules.

Effects of Inflation and Foreign Currency Fluctuations

The Company does not believe that inflation or foreign currency fluctuations significantly affected its results of operations for the three months ended April 30, 2004.

Item 3: Quantitative and Qualitative Disclosures about Market Risks

The market risk inherent in the Company’s financial statements represents the potential changes in the fair value, earnings or cash flows arising from changes in interest rates. The Company manages this exposure through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company’s policy allows the use of derivative financial instruments for identifiable market risk exposure, including interest rate fluctuations. The Company does not enter into derivative financial contracts for trading or other speculative purposes except for as discussed below.

In August 2001, the Company entered into an interest rate swap, option and interest rate cap agreements (the “$40 million Swap Agreement”) for an aggregate notional amount of $40.0 million in order to minimize its debt servicing costs associated with its $100.0 million of 12¼% senior subordinated notes due April 1, 2006.

The fair value of the $40 million Swap Agreement recorded on the Company’s consolidated balance sheet was $1.9 million as of January 31, 2003. In conjunction with the $40 million Swap

Agreement, the Company also entered into an interest rate cap and basis swap that did not qualify for hedge accounting treatment under the SFAS No. 133, resulting in a $0.2 million increase of recorded interest expense on the consolidated statement of income for the fiscal year ended January 31, 2004 and a $0.35 million increase of recorded interest expense for the fiscal year ended January 31, 2003. In August 2003, the Company terminated the $40 million Swap Agreement and received approximately $1.9 million.

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

The $57 million Swap Agreement is a fair value hedge as it has been designated against the 9½% senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in the Company’s consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $57 million Swap Agreement recorded on the Company’s consolidated balance sheet was $5.4 million and $3.1 million as of April 30, 2003 and 2004, respectively.

In December 2002, the Company entered into an interest rate floor agreement (the “$57 million Floor Agreement”) for an aggregate notional amount of $57.0 million associated with the 9½% senior secured notes. The $57 million Floor Agreement is scheduled to terminate on March 15, 2005. Under the $57 million Floor Agreement, the Company must pay the difference between the three-month LIBOR rate and 1.50% for all rate resets in which the LIBOR is below 1.50%. When the LIBOR is equal to or greater than 1.50%, the Company makes no payments under the $57 million Floor Agreement.

The $57 million Floor Agreement did not qualify for hedge accounting treatment under SFAS No. 133, resulting in a $0.2 million and a $0.1 million increase of recorded interest expense on the consolidated statement of income for the fiscal years ended January 31, 2003 and 2004, respectively. The fair value of the $57 million Floor Agreement recorded on the Company’s consolidated balance sheet was ($0.3) and ($0.1) million as of April 30, 2003 and 2004, respectively.

In April 2003, the Company entered into an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57.0 million associated with the 9 1/2 senior secured notes. The $57 million Cap Agreement is scheduled to terminate on March 15, 2009. The $57 million Cap Agreement caps the interest rate on the senior secured notes at 10%.

The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $0.3 million increase of recorded interest expense on the consolidated statement of income for the fiscal year ended January 31, 2004. The fair value of the $57 million Cap Agreement recorded on the Company’s consolidated balance sheet was ($0.2) million as of April 30, 2003 and 2004, respectively.

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

The $150 million Swap Agreement is a fair value hedge as it has been designated against the 8 7/8% senior subordinated notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in our consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $150 million Swap Agreement recorded on the consolidated balance sheet was ($5.1) million as of April 30, 2004.

Our current exposure to foreign exchange risk is not significant and accordingly, we have not entered into any transactions to hedge against those risks.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report was carried out by the Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls that occurred during the quarter covered by this report, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(d) In June 2004, we completed a public offering whereby the Company issued 950,000 shares of common stock. Proceeds from the offering were $21.2 million, net of expenses, of which approximately $16.8 million was used to repay amounts outstanding under our senior credit facility with the balance used for working capital and general corporate purposes.

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

Perry Ellis International, Inc.
Date: June 9, 2004
	By:	/s/ TIMOTHY B. PAGE
Timothy B. Page, Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.