Form 10-Q
period 2004-07-31
PERRY ELLIS INTERNATIONAL INC
filed 2004-09-09
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2004

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

The number of shares outstanding of the registrant’s common stock is 9,453,527 (as of September 7, 2004).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Consolidated Balance Sheets (Unaudited) as of July 31, 2004 and January 31, 2004	1

Consolidated Statements of Operations (Unaudited) for the three and six months ended July 31, 2004 and 2003	2

Consolidated Statements of Cash Flows (Unaudited) for the six months ended July 31, 2004 and 2003	3

Notes to Unaudited Consolidated Financial Statements	4

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	26

Item 4:

Controls and Procedures	28

PART II: OTHER INFORMATION	29

Item 1:

Legal Proceedings	29

Item 2:

Unregistered Sale of Equity Securities and Use of Proceeds	29

Item 3:

Defaults Upon Senior Securities	29

Item 4:

Submission of Matters to a Vote of Security Holders	29

Item 5:

Other Information	30

Item 6:

Exhibits	30

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	July 31, 2004	January 31, 2004
ASSETS
Current Assets:

Cash and cash equivalents	$ 34,726	$ 1,011
Accounts receivable, net	98,437	115,678
Inventories, net	78,455	110,910
Deferred income taxes	8,752	9,621
Prepaid income taxes	3,548	5,002
Other current assets	6,189	6,418

Total current assets	230,107	248,640

Property and equipment, net	44,163	39,093
Intangible assets, net	160,635	152,266
Deferred income taxes	21,148	28,591
Other	6,549	11,811

TOTAL	$462,602	$480,401

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 22,798	$ 31,644
Accrued expenses	17,576	16,350
Accrued interest payable	4,380	3,740
Unearned revenues	1,025	984
Other current liabilities	3,612	2,991

Total current liabilities	49,391	55,709

Senior subordinated notes payable	146,826	150,454
Senior secured notes payable	59,319	60,389
Senior credit facility	—	34,715
Real estate mortgage	11,600	11,600
Deferred pension obligation	15,574	15,734

Total long-term liabilities	233,319	272,892

Total liabilities	282,710	328,601

Minority Interest	1,071	917

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 9,453,527 shares issued and outstanding as of July 31, 2004 and 8,470,700 shares issued and 8,435,013 outstanding as of January 31, 2004	95	85
Additional paid-in-capital	87,488	66,074
Retained earnings	90,897	85,335
Accumulated other comprehensive income	341	322

Total	178,821	151,816
Common stock in treasury at cost; no shares as of July 31, 2004 and 35,687 shares as of January 31, 2004	—	(933)

Total stockholders’ equity	178,821	150,883

TOTAL	$462,602	$480,401

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Revenues
Net sales	$121,049	$87,066	$313,153	$188,932
Royalty income	5,317	5,699	10,632	12,111

Total revenues	126,366	92,765	323,785	201,043
Cost of sales	88,499	64,852	223,115	136,397

Gross profit	37,867	27,913	100,670	64,646
Operating expenses
Selling, general and administrative expenses	36,528	27,297	81,401	48,906
Depreciation and amortization	1,534	1,413	3,039	2,525

Total operating expenses	38,062	28,710	84,440	51,431

Operating (loss) income	(195)	(797)	16,230	13,215
Interest expense	3,756	3,391	7,201	8,354

Income (loss) before minority interest and income taxes	(3,951)	(4,188)	9,029	4,861
Minority interest	95	(20)	154	26
Income tax provision (benefit)	(1,403)	(1,533)	3,313	1,841

Net income (loss)	$(2,643)	$(2,635)	$5,562	$2,994

Net income (loss) per share
Basic	$(0.29)	$(0.36)	$0.63	$0.43

Diluted	$(0.29)	$(0.36)	$0.59	$0.40

Weighted average number of shares outstanding
Basic	9,126	7,373	8,787	6,919
Diluted	9,126	7,373	9,466	7,512

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended July 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,562	$2,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,606	2,005
Provision for bad debt	641	335
Tax benefit from exercise of stock options	379	—
Amortization of debt issue costs	564	557
Amortization of bond discount	101	182
Deferred income taxes	3,078	1,378
Minority interest	154	26
Other	—	180
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	16,600	10,723
Inventories, net	32,455	5,241
Other current assets and prepaid income taxes	1,683	(1,840)
Other assets	(101)	(634)
Accounts payable and accrued expenses	(8,887)	(8,138)
Accrued interest payable	640	(149)
Other current liabilities and unearned revenues	662	678
Deferred pension obligation	(160)	—

Net cash provided by operating activities	55,977	13,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,979)	(3,268)
Payment on purchase of intangible assets	(3,565)	—
Payment for acquired businesses, net of cash acquired	—	(31,221)

Net cash used in investing activities:	(9,544)	(34,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance	21,159	—
Borrowings from senior credit facility	80,237	101,243
Payments on senior credit facility	(114,952)	(80,879)
Proceeds from exercise of stock options	819	1,155

Net cash (used in) provided by financing activities:	(12,737)	21,519

Effect of exchange rate changes on cash and cash equivalents	19	73

NET INCREASE IN CASH	33,715	641
CASH AT BEGINNING OF PERIOD	1,011	4,683

CASH AT END OF PERIOD	$34,726	$5,324

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,160	$7,721

Income taxes	$120	$205

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Change in fair value of mark-to-market interest rate swap/option	$4,799	$884

Issuance of stock as merger consideration	$—	$35,555

Retirement of treasury shares	$933	$—

Purchase price allocation of assets acquired in business	$6,501	$—

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of the Securities and Exchange Commission on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP. These consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004. Certain amounts in the prior period have been reclassified to conform to the current period’s presentation.

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

3. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	(in thousands)
	July 31, 2004	January 31, 2004
Total letter of credit facilities	$92,820	$92,818
Outstanding letters of credit	(55,994)	(61,819)

Total credit available	$36,826	$30,999

4. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or estimated useful lives of the improvements. The useful lives are as follows:

Asset Class	Avg. Useful Lives in Years
Furniture, fixtures and equipment	3-10
Vehicles	7
Leasehold improvements	4-15
Buildings	39

5. INTANGIBLE ASSETS

Intangible assets primarily represent the carrying value of costs capitalized in connection with the acquisitions of brand names and license rights. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” identifiable intangible assets with an indefinite useful life are not amortized but are tested for impairment annually as of February 1st of each year. As a result of this evaluation, it was determined that there was no impairment of recorded intangible assets as of February 1, 2004.

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

7. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $3.5 million and $3.6 million for the three months ended July 31, 2004 and 2003, respectively, and $10.7 million and $6.3 million for the six months ended July 31, 2004 and 2003, respectively, and are included in selling, general and administrative expenses.

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

	(in thousands, except per share data)
	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net (loss) income as reported	$(2,643)	$(2,635)	$5,562	$2,994
Add : Total stock based employee compensation expense included in reported net income, net	—	—	—	—
Deduct : Total stock based employee compensation expense not included in reported net income, net	232	87	456	188

Pro forma net (loss) income	$(2,875)	$(2,722)	$5,106	$2,806

Pro forma net (loss) income per share:
Basic	$(0.32)	$(0.37)	$0.58	$0.41

Diluted	$(0.32)	$(0.37)	$0.54	$0.37

9. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares of outstanding common stock. The calculation of diluted net income (loss) per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net income (loss) per share includes the effects of the stock options as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted income per share:

	(in thousands, except per share data)
	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Numerator:
Net (loss) income	$(2,643)	$(2,635)	$5,562	$2,994

Denominator:
Basic weighted average shares	9,126	7,373	8,787	6,919
Dilutive effect: stock options	—	—	679	593

Diluted weighted average shares	9,126	7,373	9,466	7,512

Basic income (loss) per share	$(0.29)	$(0.36)	$0.63	$0.43

Diluted income (loss) per share	$(0.29)	$(0.36)	$0.59	$0.40

Antidilutive effect: stock options (1)	1,522	1,430	135	—

(1)	Represents stock options to purchase shares of common stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

10. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income and the effect of foreign currency translation reflected in stockholders’ equity. Comprehensive income (loss) was ($2.6) million and ($2.5) million for the three months ended July 31, 2004 and 2003, respectively and $5.6 million and $3.2 million for the six months ended July 31, 2004 and 2003, respectively.

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

	(in thousands)
	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Revenues:
Product	$121,049	$87,066	$313,153	$188,932
Licensing	5,317	5,699	10,632	12,111

Total Revenues	$126,366	$92,765	$323,785	$201,043

Operating Income (Loss):
Product	$(3,659)	$(4,347)	$10,003	$5,317
Licensing	3,464	3,550	6,227	7,898

Total Operating Income (Loss)	$(195)	$(797)	$16,230	$13,215

12. SALANT ACQUISITION

On June 19, 2003, we acquired Salant Corporation. The aggregate merger cost paid by us was approximately $90.9 million, comprised of approximately $51.9 million in cash ($34.5 million plus cash acquired of $17.4 million), approximately $35.6 million worth of newly issued Perry Ellis common stock and approximately $3.4 million in merger costs.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Purchase accounting adjustments include fair value adjustments and the allocation of the excess of fair value over purchase price as required under SFAS 141:

(in thousands)
Total purchase price
Market value of stock issued	$35,555
Cash consideration paid	51,906

Total purchase price	87,461

Total direct merger costs	3,405

Total adjusted purchase price	$90,866

Historical net assets of Salant based on amounts as of June 19, 2003	$67,119

Increase (decrease) in net assets to reflect estimated fair value adjustments under the purchase method of accounting:

Deferred taxes, current and long-term, net	43,320
Property, plant and equipment	(6,156)
Other assets
Retail stores fixtures	(3,070)
Deferred rental income	(456)
License agreements	(5,479)
Intangible assets, net	(3,116)
Deferred rental expense	1,492
Accrued expenses	(1,500)
Net pension liability	(1,288)

Fair value of net assets acquired	$90,866

13. PRO FORMA FINANCIAL INFORMATION

The pro forma financial information presented below, gives effect to the Salant acquisition, as if it occurred as of February 1, 2003. Salant’s results are reflected in the Company’s income statement for the three and six months ended July 31, 2004.

	Three Months Ended July 31, 2003	Six Months Ended July 31, 2003
	(in thousands, except per share data)
Total revenues	$125,240	$298,649

Net income (loss) [1]	$(611)	$6,697

Net income (loss) per share
Basic	$(0.07)	$0.81

Diluted	$(0.07)	$0.75

[1]	Net income (loss) includes $0.34 million and $0.92 million, net of tax, of non-recurring direct merger related costs recorded by Salant during the three and six months ended July 2003.

14. BENEFIT PLANS

The Company sponsors two qualified pension plans as a result of the June 2003 Salant acquisition. The following table provides the components of net benefit cost for the plans during the second quarter of fiscal 2005:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Service cost	$—	$35	$—	$35
Interest cost	743	249	1,486	249
Expected return on plan assets	(864)	(262)	(1,727)	(262)
Amortization of prior service cost	—	—	—	—
Amortization of net gain	(27)	—	(54)	—

Net periodic benefit cost	$(148)	$22	$(295)	$(22)

The Company expects to contribute $0.2 million to these pension plans during fiscal 2005.

15. PUBLIC STOCK OFFERING

On June 1, 2004, the Company sold an additional 950,000 shares of common stock in an offering. Total proceeds received from the offering were $21.2 million, net of offering costs of $0.4 million.

16. DERIVATIVES FINANCIAL INSTRUMENTS

The Company has entered into derivative financial instruments in order to manage the overall borrowing costs associated with its senior subordinated notes and senior secured notes.

At July 31, 2004, the Company had an interest rate swap and option (the “$57 million Swap Agreement”) for an aggregate notional amount of $57 million in order to minimize the debt servicing costs associated with the senior secured notes. The $57 million Swap Agreement is a fair value hedge as it has been designated against the senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in the Company’s consolidated balance sheet. The fair value of the $57 million Swap Agreement recorded on the Company’s consolidated balance sheet was $3.2 million as of July 31, 2004.

At July 31, 2004, the Company had an interest rate floor agreement (the “$57 million Floor Agreement”) for an aggregate notional amount of $57 million associated with the senior secured notes. The $57 million Floor Agreement is scheduled to terminate on March 15, 2005. Under the $57 million Floor Agreement, the Company must pay the difference between the three-month LIBOR rate and 1.50% for all rate resets in which the LIBOR is below 1.50%. When the LIBOR is equal to or greater than 1.50%, the Company makes no payments under the $57 million Floor Agreement.

The $57 million Floor Agreement did not qualify for hedge accounting treatment, resulting in $0.04 million and $0.1 million decrease of recorded interest expense on the consolidated statement of operations for the three and six months ended July 31, 2004 respectively. The fair value of the $57 million Floor Agreement recorded in the Company’s consolidated balance sheet was zero as of July 31, 2004.

At July 31, 2004, the Company was party to an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57.0 million associated with the senior secured notes. The $57 million Cap Agreement is scheduled to terminate on March 15, 2009. The $57 million Cap Agreement caps the interest rate on the senior secured notes at 10%.

The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $0.3 million and $0.2 million increase in interest expense in the consolidated statement of operations for the three and six months ended July 31, 2004, respectively. The fair value of the $57 million Cap Agreement recorded in the Company’s consolidated balance sheet was ($0.5) million as of July 31, 2004.

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

The $150 million Swap Agreement is a fair value hedge as it has been designated against the 8 7/8% senior subordinated notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in our consolidated balance sheet. The fair value of the $150 million Swap Agreement recorded on the consolidated balance sheet was ($3.2) million as of July 31, 2004.

The Company does not currently have a significant exposure to foreign exchange risk and accordingly, has not entered into any transactions to hedge against those risks.

17. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

Perry Ellis International, Inc. and several of its subsidiaries have fully and unconditionally guaranteed the senior secured notes and senior subordinated notes on a joint and several basis. As such, the following consolidating condensed financial statements, which present, in separate columns: Perry Ellis, the guarantors on a combined and the non-guarantors on a consolidated basis are required to be presented. Additional columns present eliminating adjustments and consolidated totals as of July 31, 2004 and January 31, 2004, and for the three and six months ended July 31, 2004 and 2003. The Company has not presented separate financial statements and other disclosures concerning the combined guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF JULY 31, 2004

(amounts in thousands, except share data)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(2,962)	$35,316	$2,372	$—	$34,726
Accounts receivable, net	20	96,851	1,566	—	98,437
Intercompany receivable - Guarantors	6,836	26,025	—	(32,861)	—
Intercompany receivable - Non Guarantors	142	16,898	490	(17,530)	—
Inventories, net	—	77,469	986	—	78,455
Deferred income taxes	—	8,752	—	—	8,752
Prepaid income taxes	464	3,519	(435)	—	3,548
Other current assets	1,171	4,912	106	—	6,189

Total current assets	5,671	269,742	5,085	(50,391)	230,107
Property and equipment, net	1,007	42,978	178	—	44,163
Intangible assets, net	—	139,579	21,056	—	160,635
Deferred income taxes	—	21,148	—	—	21,148
Investment in subsidiaries	184,222	—	—	(184,222)	—
Other	1,557	4,992	—	—	6,549

TOTAL	$192,457	$478,439	$26,319	$(234,613)	$462,602

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$655	$16,255	$5,888	$—	$22,798
Accrued expenses	1,218	16,255	103	—	17,576
Intercompany payable - Parent	(88,947)	212,917	17,438	(141,408)	—
Accrued interest payable	3,883	497	—	—	4,380
Unearned revenues	—	845	180	—	1,025
Other current liabilities	1	3,728	(117)	—	3,612

Total current liabilities	(83,190)	250,497	23,492	(141,408)	49,391
Senior subordinated notes payable	96,826	50,000	—	—	146,826
Senior secured notes payable	—	59,319	—	—	59,319
Senior credit facility	—	—	—	—	—
Real estate mortgage	—	11,600	—	—	11,600
Deferred pension obligation	—	15,574	—	—	15,574

Total long-term liabilities	96,826	136,493	—	—	233,319

Total liabilities	13,636	386,990	23,492	(141,408)	282,710

Minority interest	—	—	1,071	—	1,071

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—	—	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 9,453,527 shares issued and outstanding as of July 31, 2004	95	65	—	(65)	95
Additional paid-in-capital	87,488	—	—	—	87,488
Contributing capital	—	3,997	—	(3,997)	—
Retained earnings	90,897	87,370	1,432	(88,802)	90,897
Accumulated other comprehensive income	341	17	324	(341)	341

Total	178,821	91,449	1,756	(93,205)	178,821
Common stock in treasury at cost	—	—	—	—	—

Total stockholders’ equity	178,821	91,449	1,756	(93,205)	178,821

TOTAL	$192,457	$478,439	$26,319	$(234,613)	$462,602

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 31, 2004

(amounts in thousands, except share data)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(237)	$(600)	$1,848	$—	$1,011
Accounts receivable, net	6	115,204	468	—	115,678
Intercompany Receivable - Guarantors	—	45,868	—	(45,868)	—
Intercompany Receivable - Non Guarantors	—	(2,577)	—	2,577	—
Inventories, net	—	110,242	668	—	110,910
Deferred income taxes	—	9,621	—	—	9,621
Prepaid income taxes	—	—	—	5,002	5,002
Other current assets	1,078	5,340	—	—	6,418

Total current assets	847	283,098	2,984	(38,289)	248,640

Property and equipment, net	139	38,932	22	—	39,093
Intangible assets, net	—	152,266	—	—	152,266
Deferred income taxes	—	42,383	—	(13,792)	28,591
Investment in subsidiaries	178,660	—	—	(178,660)	—
Other	5,379	6,432	—	—	11,811

TOTAL	$185,025	$523,111	$3,006	$(230,741)	$480,401

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$84	$31,088	$472	$—	$31,644
Accrued expenses	161	16,189	—	—	16,350
Intercompany Payable - Parent	(68,685)	201,910	610	(133,835)	—
Income taxes payable	(90)	(5,209)	297	5,002	—
Accrued interest payable	2,218	1,522	—	—	3,740
Unearned revenues	—	984	—	—	984
Other current liabilities	—	2,920	71	—	2,991

Total current liabilities	(66,312)	249,404	1,450	(128,833)	55,709

Senior subordinated notes payable	100,454	50,000	—	—	150,454
Senior secured notes payable	—	60,389	—	—	60,389
Senior credit facility	—	34,715	—	—	34,715
Real estate mortgage	—	11,600	665	(665)	11,600
Deferred income tax	—	13,792	—	(13,792)	—
Deferred pension obligation	—	15,734	—	—	15,734

Total long-term liabilities	100,454	186,230	665	(14,457)	272,892

Total liabilities	34,142	435,634	2,115	(143,290)	328,601

Minority Interest	—	—	917	—	917

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—	—	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 8,470,700 shares issued and 8,435,013 outstanding as of January 31, 2004	85	—	—	—	85
Additional paid-in-capital	66,074	—	—	—	66,074
Contributing Capital	—	3,997	—	(3,997)	—
Retained earnings	85,335	83,460	(220)	(83,240)	85,335
Accumulated other comprehensive income	322	20	194	(214)	322

Total	151,816	87,477	(26)	(87,451)	151,816
Common stock in treasury at cost	(933)	—	—	—	(933)

Total stockholders’ equity	150,883	87,477	(26)	(87,451)	150,883

TOTAL	$185,025	$523,111	$3,006	$(230,741)	$480,401

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JULY 31, 2004

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$119,773	$1,276	$—	$121,049
Royalty income	—	3,815	1,502	—	5,317

Total revenues	—	123,588	2,778	—	126,366

Cost of sales	(10)	87,328	1,181	—	88,499

Gross profit	10	36,260	1,597	—	37,867
Operating expenses
Selling, general and administrative expenses	7	36,370	151	—	36,528
Depreciation and amortization	2	1,546	(14)	—	1,534

Total operating expenses	9	37,916	137	—	38,062

Operating income (loss)	1	(1,656)	1,460	—	(195)
Interest expense	1	3,608	147	—	3,756

Income (loss) before minority interest and income taxes	—	(5,264)	1,313	—	(3,951)
Minority interest	—	—	95	—	95
Equity in earnings of subsidiaries, net	(2,643)	—	—	2,643	—
Income tax provision (benefit)	—	(2,022)	619	—	(1,403)

Net (loss) income	$(2,643)	$(3,242)	$599	$2,643	$(2,643)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JULY 31, 2003

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$86,594	$472	$—	$87,066
Royalty income	—	4,110	1,589	—	5,699

Total revenues	—	90,704	2,061	—	92,765
Cost of sales	—	64,532	320	—	64,852

Gross profit	—	26,172	1,741	—	27,913
Operating expenses
Selling, general and administrative expenses	1,277	25,531	489	—	27,297
Depreciation and amortization	—	1,410	3	—	1,413

Total operating expenses	1,277	26,941	492	—	28,710

Operating income	(1,277)	(769)	1,249	—	(797)
Interest expense	—	3,256	135	—	3,391

Income (loss) before minority interest and income taxes	(1,277)	(4,025)	1,114	—	(4,188)
Minority interest	—	—	(20)	—	(20)
Equity in earnings of subsidiaries, net	(1,831)	—	—	1,831	—
Income tax provision (benefit)	(473)	(1,431)	371	—	(1,533)

Net (loss) income	$(2,635)	$(2,594)	$763	$1,831	$(2,635)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 31, 2004

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$310,781	$2,372	$—	$313,153
Royalty income	—	7,783	2,849	—	10,632

Total revenues	—	318,564	5,221	—	323,785
Cost of sales	—	222,300	815	—	223,115

Gross profit	—	96,264	4,406	—	100,670
Operating expenses
Selling, general and administrative expenses	(135)	80,076	1,460	—	81,401
Depreciation and amortization	133	2,902	4	—	3,039

Total operating expenses	(2)	82,978	1,464	—	84,440

Operating income	2	13,286	2,942	—	16,230
Interest expense	2	6,904	295	—	7,201

Income before minority interest and income taxes	—	6,382	2,647	—	9,029
Minority interest	—	—	154	—	154
Equity in earnings of subsidiaries, net	5,562	—	—	(5,562)	—
Income tax provision (benefit)	—	2,474	839	—	3,313

Net income (loss)	$5,562	$3,908	$1,654	$(5,562)	$5,562

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 31, 2003

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$187,329	$1,603	$—	$188,932
Royalty income	—	9,304	2,807	—	12,111

Total revenues	—	196,633	4,410	—	201,043
Cost of sales	—	135,400	997	—	136,397

Gross profit	—	61,233	3,413	—	64,646
Operating expenses
Selling, general and administrative expenses	2,487	45,382	1,037	—	48,906
Depreciation and amortization	—	2,518	7	—	2,525

Total operating expenses	2,487	47,900	1,044	—	51,431

Operating income	(2,487)	13,333	2,369	—	13,215
Interest expense	—	7,999	355	—	8,354

Income (loss) before minority interest and income taxes	(2,487)	5,334	2,014	—	4,861
Minority interest	—	—	26	—	26
Equity in earnings of subsidiaries, net	4,560	—	—	(4,560)	—
Income tax provision (benefit)	(920)	2,047	714	—	1,841

Net income	$2,993	$3,287	$1,274	$(4,560)	$2,994

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 31, 2004

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,562	$3,910	$1,652	$(5,562)	$5,562
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	80	2,526	—	—	2,606
Provision for bad debt	—	641	—	—	641
Tax benefit from exercise of stock options	379	—	—	—	379
Amortization of debt issue costs	68	496	—	—	564
Amortization of bond discount	—	101	—	—	101
Deferred income taxes	—	3,078	—	—	3,078
Minority interest	—	—	154	—	154
Equity in subsidiaries, net	(5,562)	—	—	5,562	—
Other	—	65	(665)	600	—
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	(6,992)	18,080	(1,588)	7,100	16,600
Inventories, net	—	32,773	(318)	—	32,455
Other current assets and prepaid income taxes	(557)	(3,091)	329	5,002	1,683
Other assets	126	(227)	—		(101)
Accounts payable and accrued expenses	(18,634)	(5,027)	22,347	(7,573)	(8,887)
Income taxes payable	90	5,209	(297)	(5,002)	—
Accrued interest payable	1,665	(1,025)	—	—	640
Other current liabilities and unearned revenues	1	669	(8)	—	662
Deferred pension obligation	—	(160)			(160)

Net cash provided by (used in) operating activities	(23,774)	58,018	21,606	127	55,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(948)	(4,875)	(156)	—	(5,979)
Payment on purchase of intangible assets, net	—	17,491	(21,056)	—	(3,565)

Net cash provided by (used in) investing activities:	(948)	12,616	(21,212)	—	(9,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	80,237	—	—	80,237
Payments on senior credit facility	—	(114,952)	—	—	(114,952)
Proceeds form stock issuance	21,159	—	—	—	21,159
Proceeds from exercise of stock options	819	—	—	—	819

Net cash provided by (used in) financing activities:	21,978	(34,715)	—	—	(12,737)

Effect of exchange rate changes on cash and cash equivalents	19	(3)	130	(127)	19

NET (DECREASE) INCREASE IN CASH	(2,725)	35,916	524	—	33,715
CASH AT BEGINNING OF PERIOD	(237)	(600)	1,848	—	1,011

CASH AT END OF PERIOD	(2,962)	35,316	2,372	—	34,726

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 31, 2003

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,994	$3,286	$1,274	$(4,560)	$2,994
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	1,999	6	—	2,005
Provision for bad debt	—	335	—	—	335
Amortization of debt issue cost	—	557	—	—	557
Amortization of bond discount	—	182	—	—	182
Deferred income taxes	—	1,378	—	—	1,378
Minority interest	—	—	26	—	26
Equity in earnings of subsidiaries, net	(4,560)	—	—	4,560	—
Other	253	—	(73)	—	180
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	(34,993)	40,271	5,445	—	10,723
Inventories, net	—	5,232	9	—	5,241
Other current assets and prepaid income taxes	(283)	(1,511)	(46)	—	(1,840)
Other assets	(20)	(614)	—	—	(634)
Accounts payable and accrued expenses	(55)	(8,136)	53	—	(8,138)
Income taxes payable	(1,080)	649	431	—	—
Accrued interest payable	—	(149)	—	—	(149)
Other current liabilities and unearned revenues	—	488	190	—	678

Net cash provided by (used in) operating activities	(37,744)	43,967	7,315	—	13,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10)	2,964	(6,222)	—	(3,268)
Payment for acquired businesses, net of cash acquired	35,555	(66,776)	—	—	(31,221)

Net cash provided by (used in) investing activities:	35,545	(63,812)	(6,222)	—	(34,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	101,243	—	—	101,243
Payments on senior credit facility	—	(80,879)	—	—	(80,879)
Proceeds from exercise of stock options	1,155	—	—	—	1,155

Net cash provided by financing activities:	1,155	20,364	—	—	21,519

Effect of exchange rate changes on cash and cash equivalents	—	—	73	—	73

NET (DECREASE) INCREASE IN CASH	(1,044)	519	1,166		641
CASH AT BEGINNING OF YEAR	(149)	3,533	1,299	—	4,683

CASH AT END OF PERIOD	$(1,193)	$4,052	$2,465	$—	$5,324

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

Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth in various places in this report. These factors include:

•	general economic conditions;

•	the level of consumer spending for apparel and other merchandise;

•	a significant decrease in business from or loss of any of our major customers;

•	the effectiveness of our planned advertising, marketing and promotional campaigns;

•	our ability to contain costs;

•	our future capital needs and the ability to obtain financing;

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses into our existing organization and operations including the Salant acquisition;

•	our ability to predict consumer preferences;

•	anticipated trends and conditions in our industry, including future consolidation;

•	changes in the costs of raw materials, labor and advertising;

•	changes in fashion trends and customer acceptance of both new designs and newly introduced products;

•	our ability to compete;

•	the termination or non-renewal of any material license agreements to which we are a party;

•	exposure to foreign currency risks;

•	competition among department and specialty stores;

•	possible disruption in commercial activities due to impact of upcoming presidential election, terrorist activity and armed conflict; and

•	other factors set forth in this report and in our other filings with the Securities and Exchange Commission.

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

Retirement-Related Benefits. The pension obligations related to our defined benefit pension plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate, expected return of plan assets, and other factors, which are updated on an annual basis. Management is required to consider current market conditions, including changes in interest rates, in making these assumptions. Actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect the recognized pension expense or benefit and our pension obligation in future periods. The fair value of plan assets is based on the performance of the financial markets, particularly the equity markets. The equity markets can be, and recently have been, very volatile. Therefore, the market value of the plan assets can change dramatically in a relatively short period of time. Additionally, the measurement of the plan’s benefit obligation is highly sensitive to changes in interest rates. As a result, if the equity market declines and/or interest rates decrease, the plan’s estimated accumulated benefit obligation could exceed the fair value of the plan assets and therefore, we would be required to establish an additional minimum liability, which would result in a reduction in shareholder’s equity for the amount of the shortfall. For fiscal 2004, and through the six months ended July 31, 2004, we did not record an additional minimum pension liability calculated under the provisions of SFAS No. 87.

Results of Operations

The following is a discussion of the results of operations for the three and six months ended July 31, 2004 compared to three and six months ended July 31, 2003.

Results of Operations - three and six months ended July 31, 2004 compared to three and six months ended July 31, 2003.

Net sales. Net sales for the three months ended July 31, 2004 were $121.0, an increase of $34.0, or 39.1%, from $87.0 million for the three months ended July 31, 2003. The increase was due mainly to an increase of approximately $17.2 million in net sales generated by the Salant business, which we acquired in the Salant acquisition in June 2003, an increase of $2.9 million in net sales generated by our swimwear business, and a $13.9 million increase in net sales in our other men’s sportswear business, which includes all of our businesses other than our Salant business and swimwear business.

Net sales for the six months ended July 31, 2004 were $313.2 million, an increase of $124.3 million, or 65.8%, from $188.9 million for the six months ended July 31, 2003. The increase was due mainly to an increase of approximately $83.8 million in net sales generated by the Salant business, which we acquired in the Salant acquisition in June 2003, an increase of $13.7 million in net sales generated by our swimwear business, and a $26.8 million increase in net sales in our other men’s sportswear business.

Royalty income. Royalty income for the three months ended July 31, 2004 was $5.3 million, a decrease of $0.4 million, or 7.0%, from $5.7 million for the three months ended July 31, 2003. Royalty income for the six months ended July 31, 2004 was $10.6 million, a decrease of $1.5 million, or 12.4%, from $12.1 million for the six months ended July 31, 2003. The decrease in royalty income was principally due to the loss of $0.4 million and $1.5 million in royalty income we previously received from Salant for the three and six months ended July 31, 2004. We acquired Salant in June 2003 and prior to the acquisition, Salant was our largest licensee. Salant’s net sales are now recognized in our net sales.

Gross profit. Gross profit was $37.9 million for the three months ended July 31, 2004, as compared to $27.9 million for the three months ended July 31, 2003, an increase of 35.8%. Gross profit was $100.7 million for the six months ended July 31, 2004, as compared to $64.6 million for six months ended July 31, 2003, an increase of 55.9%. The increase in gross profit during the three and six months ended July 31, 2004, as compared to the three and six months ended July 31, 2003 was primarily attributed to the increase in net sales as a result of the Salant acquisition. Additionally, we experienced an increase in gross profit as a result of an increase in net sales in our other men’s sportswear business. These increases were offset by a $0.4 million and $1.5 million decrease in royalty income for the three and six months ended July 31, 2004.

As a percentage of total revenue, gross profit margins were 30.0% for the three months ended July 31, 2004, as compared to 30.1% for the three months ended July 31, 2003. As a percentage of total revenue, gross profit margins were 31.1% for the six months ended July 31, 2004, as compared to 32.2% for the six months ended July 31, 2003. These decreases were attributable to the previously described decrease in royalty income. The wholesale gross profit margin percentage (net sales less cost of sales) improved slightly for the three months ended July 31, 2004 to 26.9%, as compared to 25.5% for the three months ended July 31, 2003. The wholesale gross profit margin percentage improved slightly for the six months ended July 31, 2004, to 28.8%, as compared to 27.8% for the six months ended July 31, 2003. These improvements came as a result of the impact of net sales from the Salant business and were partially offset by lower gross profit margin sales in our swimwear and other men’s sportswear business.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended July 31, 2004, were $36.5 million, an increase of $9.2 million, or 33.7%, from $27.3 million for the three months ended July 31, 2003. As a percentage of total revenues, selling, general and administrative expenses were 28.9% for the three months ended July 31, 2004, as compared to 29.4% for the three months ended July 31, 2003. The increase in selling, general and administrative costs is primarily attributable to the additional $7.0 million in expenses incurred by our Salant business and an additional $2.2 million in expenses from our swimwear and other men’s sportswear businesses to support our organic growth, and an increase in advertising, marketing and design to support our existing brands, such as Perry Ellis, Cubavera, the Havanera Co., and Original Penguin for the three months ended July 31, 2004.

Selling, general and administrative expenses for the six months ended July 31, 2004, were $81.4 million, an increase of $32.5 million, or 66%, from $48.9 million for the six months ended July 31, 2003. As a percentage of total revenues, selling, general and administrative expenses were 25.1% for the six months ended July 31, 2004, as compared to 24.3% for the six months ended July 31, 2003. The increase in selling, general and administrative costs is primarily attributable to the additional $26.0 million in expenses incurred by our Salant business and an additional $6.5 million in expenses from our swimwear and other men’s sportswear businesses to support our organic growth, and an increase in advertising, marketing and design to support our existing brands, such as Perry Ellis, Cubavera, the Havanera Co., and Original Penguin for the six months ended July 31, 2004.

Depreciation and amortization. Depreciation and amortization for the three months ended July 31, 2004 was $1.5 million, an increase of $0.1 million, or 7%, from $1.4 million for the three months ended July 31, 2003. Depreciation and amortization for the six months ended July 31, 2004, was $3.0 million, an increase of $0.5 million, or 20%, from $2.5 million for the six months ended July 31, 2003. The increase is due to the increase in property and equipment purchased during fiscal 2004 and the first half of fiscal 2005.

Interest expense. Interest expense for the three months ended July 31, 2004, was $3.8 million, an increase of $0.4 million, or 11.8%, from $3.4 million for the three months ended July 31, 2003. Interest expense for the six months ended July 31, 2004, was $7.2 million, a decrease of $1.2 million, or 14.3%, from $8.4 million for the six months ended July 31, 2003. The overall decrease in interest expense is primarily attributable to our refinancing of our $100 million 12 ¼% senior subordinated notes, which were partially hedged with derivative hedging transactions, with the $150 million 8 7/8% senior subordinated notes issued in September 2003, which were fully hedged with derivative hedging transactions. Our net effective interest cost on the $150 million 8 7/8 senior subordinated notes is less than the net effective interest cost on the $100 million 12¼% senior subordinated notes. The impact of the derivative hedging transactions is described in “Item 3: Quantitative and Qualitative Disclosures about Market Risks.” The reduction in interest expense described above was partially offset by the additional interest cost associated with higher overall outstanding debt balances incurred primarily as a result of the Salant acquisition completed in June 2003 and the financing of the working capital of our other businesses.

Income taxes. Income tax benefit for the three months ended July 31, 2004, was $1.4 million, a $0.1 million decrease as compared to $1.5 million for the three months ended July 31, 2003. For the three months ended July 31, 2004, our effective tax rate was 35.5% as compared to 36.6% for the three months ended July 31, 2003.

Income tax provision for the six months ended July 31, 2004, was $3.3 million, a $1.5 million increase as compared to $1.8 million for the six months ended July 31, 2003. For the six months ended July 31, 2004, our effective tax rate was 36.7% as compared to 37.9% for the six months ended July 31, 2003.

Net income (loss). Net loss for the three months ended July 31, 2004 and 2003, was $2.6 million. Net income for the six months ended July 31, 2004, was $5.6 million, an increase of $2.6 million, or 86.7%, as compared to net income of $3.0 million for the six months ended July 31, 2003. The increase in net income was due to the changes described above.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations and expansion. We believe that as a result of the growth in our business, our working capital requirements will increase. As of July 31, 2004, our total working capital was $180.7 million as compared to $192.9 million as of January 31, 2004. We believe that our cash flows from operations and borrowings under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs for the foreseeable future. In June 2004, we completed a public offering whereby the Company issued 950,000 shares of common stock. Proceeds from the offering were $21.2 million, net of expenses, which amounts were used to repay amounts outstanding under our senior credit facility with the balance used for working capital and general corporate purposes.

Net cash provided by operating activities was $56.0 million for the six months ended July 31, 2004, as compared to cash provided by operating activities of $13.5 million for the six months ended July 31, 2003. The increase of $42.5 million in the level of cash provided by operating activities for the six months ended July 31, 2004, as compared to the six months ended July 31, 2004, is primarily attributable to an increase in net income, a decrease in accounts receivable, inventory, and other current assets and prepaid income taxes, offset by a decrease in accounts payable and accrued expenses.

Net cash used in investing activities was $9.5 million for the six months ended July 31, 2004, as compared to cash used in investing activities of $34.5 million for the six months ended July 31, 2003. Cash used for the six months ended July 31, 2004, was for the purchase of intangibles, property and equipment. For the six months ended July 31, 2003, the primary use of cash was for the acquisition of Salant.

Net cash used by financing activities for the six months ended July 31, 2004, was $12.7 million, which primarily reflects the net proceeds from our stock offering of $21.2 million as well as proceeds from the exercise of employee stock options of $0.8 million, offset by the net payments made on our senior credit facility of $34.7 million.

The Salant Acquisition

On June 19, 2003, we acquired Salant Corporation, which was our largest licensee. The aggregate merger costs paid by us was approximately $90.9 million, comprised of approximately $51.9 million in cash, approximately $35.6 million worth of our newly issued common stock and approximately $3.4 million in merger costs. The cash portion of the merger consideration was funded from Salant’s available cash reserves and through borrowings under our senior credit facility.

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

Security. As security for the indebtedness under the senior credit facility, we granted the lenders a second priority security interest in substantially all of our existing and future assets other than our trademark portfolio existing as of March 2002, including, without limitation, accounts receivable, inventory, deposit accounts, general intangibles, equipment and capital stock or membership interests, as the case may be, of certain subsidiaries. Lenders under the senior credit facility have a second priority security interest in our trademark portfolio as of March 2002 and a second priority lien on the rest of our trademarks.

Letter of Credit Facilities

As of July 31, 2004, we maintained four U.S. dollar letter of credit facilities totaling $90 million and one letter of credit facility totaling $2.8 million utilized by our Canadian joint venture. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets, including but not limited to the capital stock or membership interests, as the case may be, of certain of our subsidiaries. As of July 31, 2004, there was approximately $36.8 million available under existing letter of credit facilities.

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

Real Estate Financing

In Fiscal 2003, we partially refinanced the acquisition of the facility with an $11.6 million mortgage. The mortgage contains certain covenants. We believe we are currently in compliance with all of our covenants under the mortgage. We could be materially harmed if we violate any covenants because the lender under the mortgage could declare all amounts outstanding there under to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indentures relating to our senior secured notes and senior subordinated notes resulting in all our of debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements” as defined by applicable SEC rules.

Effects of Inflation and Foreign Currency Fluctuations

The Company does not believe that inflation or foreign currency fluctuations significantly affected its results of operations for the three and six months ended July 31, 2004.

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

In conjunction with the March 2002 offering of $57.0 million of 9 1/2% senior secured notes due March 15, 2009, the Company entered into interest rate swap and option agreements (the “$57 million Swap Agreement”) for an aggregate notional amount of $57.0 million in order to minimize the debt servicing costs associated with the 9 1/2% senior secured notes. The $57 million Swap Agreement is scheduled to terminate on March 15, 2009. Under the $57 million Swap Agreement, the Company is entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 9 1/2% and is obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the three-month LIBOR rate plus 369 basis points for the period from March 22, 2002 through March 15, 2009. The $57 million Swap Agreement has optional call provisions with trigger dates of March 15, 2005, March 15, 2006 and March 15, 2007, which contain premium requirements in the event the call is exercised.

The $57 million Swap Agreement is a fair value hedge as it has been designated against the 9 1/2% senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in the Company’s consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $57 million Swap Agreement recorded on the Company’s consolidated balance sheet was $3.2 million and $4.4 million as of July 31, 2004 and January 31, 2004, respectively.

At July 31, 2004, the Company was party to an interest rate floor agreement (the “$57 million Floor Agreement”) for an aggregate notional amount of $57.0 million associated with the 9 1/2% senior secured notes. The $57 million Floor Agreement is scheduled to terminate on March 15, 2005. Under the $57 million Floor Agreement, the Company must pay the difference between the three-month LIBOR rate and 1.50% for all rate resets in which the LIBOR is below 1.50%. When the LIBOR is equal to or greater than 1.50%, the Company makes no payments under the $57 million Floor Agreement.

The $57 million Floor Agreement did not qualify for hedge accounting treatment under SFAS No. 133, resulting in a $0.2 million and a $0.1 million increase of recorded interest expense on the consolidated statement of income for the fiscal years ended January 31, 2003 and 2004, respectively. The fair value of the $57 million Floor Agreement recorded in the Company’s consolidated balance sheet was zero and ($0.3) million as of July 31, 2004 and January 31, 2004, respectively.

At July 31, 2004, the Company was party to an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57.0 million associated with the 9 1/2 senior secured notes. The $57 million Cap Agreement is scheduled to terminate on March 15, 2009. The $57 million Cap Agreement caps the interest rate on the senior secured notes at 10%.

The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $0.3 million increase of recorded interest expense in the consolidated statement of income for the fiscal year ended January 31, 2004. The fair value of the $57 million Cap Agreement recorded in the Company’s consolidated balance sheet was ($0.5) million and ($0.3) million as of July 31, 2004 and January 31, 2004, respectively.

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

The $150 million Swap Agreement is a fair value hedge as it has been designated against the 8 7/8% senior subordinated notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in our consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $150 million Swap Agreement recorded on the consolidated balance sheet was ($3.2) million as of July 31, 2004.

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

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of shareholders was held on Thursday, June 3, 2004.

(b) The following individuals were elected directors until the 2007 Annual Meeting of Shareholders and until their successors are duly elected and qualified.

	FOR	WITHHELD
George Feldenkreis	7,197,637	48,024

Gary Dixon	7,198,079	47,618

Leonard Miller	7,209,259	41,438

The term of office of each of the following directors continued after the meeting:

Oscar Feldenkreis	Joseph P. Lacher

Ronald L. Buch	Marc Balmuth

Salomon Hanono

(c) The shareholders also voted upon one additional proposal at the meeting.

The shareholders ratified the appointment by the Audit Committee of Perry Ellis’ board of directors of Deloitte & Touche LLP to serve as Perry Ellis’ independent auditors for the fiscal year ending January 31, 2005.

FOR	AGAINST	ABSTAIN
7,242,365	2,561	771

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

Index to Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d - 14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.
Date: September 9, 2004

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