Form 10-Q
period 2004-10-31
PERRY ELLIS INTERNATIONAL INC
filed 2004-12-10
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2004

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

The number of shares outstanding of the registrant’s common stock is 9,453,527 (as of December 9, 2004).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Consolidated Balance Sheets (Unaudited) as of October 31, 2004 and January 31, 2004	1

Consolidated Statements of Income (Unaudited) for the three and nine months ended October 31, 2004 and 2003	2

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 31, 2004 and 2003	3

Notes to Unaudited Consolidated Financial Statements	4

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	27

Item 4:

Controls and Procedures	29

PART II: OTHER INFORMATION	29

Item 6:

Exhibits	29

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	October 31, 2004	January 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$7,570	$1,011
Accounts receivable, net	123,737	115,678
Inventories, net	95,182	110,910
Deferred income taxes	8,541	9,621
Prepaid income taxes	3,338	5,002
Other current assets	5,152	6,418

Total current assets	243,520	248,640
Property and equipment, net	46,001	39,093
Intangible assets, net	160,885	152,266
Deferred income taxes	17,227	28,591
Other	15,953	11,811

TOTAL	$483,586	$480,401

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$34,593	$29,511
Accrued expenses	18,021	16,350
Accrued interest payable	1,427	3,740
Unearned revenues	1,020	984
Other current liabilities	3,488	5,124

Total current liabilities	58,549	55,709

Senior subordinated notes payable	151,246	150,454
Senior secured notes payable	59,247	60,389
Senior credit facility	—	34,715
Real estate mortgage	11,600	11,600
Deferred pension obligation	15,390	15,734

Total long-term liabilities	237,483	272,892

Total liabilities	296,032	328,601

Minority Interest	1,251	917

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 9,453,527 shares issued and outstanding as of October 31, 2004 and 8,470,700 shares issued and 8,435,013 outstanding as of January 31, 2004	95	85
Additional paid-in-capital	87,437	66,074
Retained earnings	98,082	85,335
Accumulated other comprehensive income	689	322

Total	186,303	151,816
Common stock in treasury at cost; no shares as of October 31, 2004 and 35,687 shares as of January 31, 2004	—	(933)

Total stockholders’ equity	186,303	150,883

TOTAL	$483,586	$480,401

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Revenues
Net sales	$154,716	$154,954	$467,869	$343,887
Royalty income	5,989	4,530	16,621	16,641

Total revenues	160,705	159,484	484,490	360,528
Cost of sales	108,192	107,620	331,307	244,017

Gross profit	52,513	51,864	153,183	116,511
Operating expenses
Selling, general and administrative expenses	35,663	35,491	117,064	84,398
Depreciation and amortization	1,685	1,697	4,724	4,222

Total operating expenses	37,348	37,188	121,788	88,620

Operating income	15,165	14,676	31,395	27,891
Costs on early extingishment of debt	—	7,317	—	7,317
Interest expense	3,621	4,429	10,822	12,783

Income before minority interest and income taxes	11,544	2,930	20,573	7,791
Minority interest	180	214	334	240
Income tax provision	4,179	1,043	7,492	2,884

Net income	$7,185	$1,673	$12,747	$4,667

Net income per share
Basic	$0.76	$0.20	$1.41	$0.63

Diluted	$0.72	$0.18	$1.32	$0.58

Weighted average number of shares outstanding
Basic	9,454	8,407	9,011	7,421
Diluted	10,007	9,182	9,648	8,074

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended October 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,747	$4,667
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,071	3,400
Provision for bad debt	866	668
Tax benefit from exercise of stock options	379	—
Amortization of debt issue costs	858	879
Amortization of bond discount	151	274
Deferred income taxes	7,210	3,831
Costs on early extingishment of debt	—	7,317
Minority interest	334	240
Other		209
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	(8,925)	(32,944)
Inventories, net	15,728	11,094
Other current assets and prepaid income taxes	2,930	(2,897)
Other assets	(5,501)	3,598
Accounts payable and accrued expenses	3,353	(13,675)
Accrued interest payable	(2,313)	(3,541)
Other current liabilities and unearned revenues	533	1,761
Deferred pension obligation	(344)	—

Net cash provided by (used in) operating activities	32,077	(15,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,282)	(5,873)
Payment on purchase of intangible assets	(3,815)	—
Payment for acquired businesses, net of cash acquired	—	(31,221)

Net cash used in investing activities:	(13,097)	(37,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance	21,108	—
Borrowings from senior credit facility	82,269	161,230
Payments on senior credit facility	(116,984)	(152,279)
Net proceeds from senior subordinated notes	—	146,813
Net payments of senior subordinated notes	—	(107,317)
Purchase of treasury stock	—	(259)
Proceeds from exercise of stock options	819	1,744

Net cash (used in) provided by financing activities:	(12,788)	49,932

Effect of exchange rate changes on cash and cash equivalents	367	130

NET INCREASE IN CASH	6,559	(2,151)
CASH AT BEGINNING OF PERIOD	1,011	4,683

CASH AT END OF PERIOD	$7,570	$2,532

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,135	$15,983

Income taxes	$120	$301

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Change in fair value of mark-to-market interest rate swap/option	$501	$4,492

Issuance of stock as merger consideration	$—	$35,805

Retirement of treasury shares	$933	$—

Purchase price allocation of assets acquired in business	$6,501	$—

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

3.	LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	(in thousands)
	October 31, 2004	January 31, 2004
Total letter of credit facilities	$93,076	$92,818
Outstanding letters of credit	(59,067)	(61,819)

Total credit available	$34,009	$30,999

4.	PROPERTY AND EQUIPMENT

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

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $5.8 million and $3.8 million for the three months ended October 31, 2004 and 2003, respectively, and $16.4 million and $10.1 million for the nine months ended October 31, 2004 and 2003, respectively, and are included in selling, general and administrative expenses.

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

	(in thousands, except per share data)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net income as reported	$7,185	$1,673	$12,747	$4,667
Add : Total stock based employee compensation expense included in reported net income, net	—	—	—	—
Deduct : Total stock based employee compensation expense not included in reported net income, net	241	129	697	318

Pro forma net income	$6,944	$1,544	$12,050	$4,349

Pro forma net income per share:
Basic	$0.73	$0.18	$1.34	$0.59

Diluted	$0.69	$0.17	$1.25	$0.54

9.	NET INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted income per share:

	(in thousands, except per share data)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Numerator:
Net income	$7,185	$1,673	$12,747	$4,667
Denominator:
Basic weighted average shares	9,454	8,407	9,011	7,421
Dilutive effect: stock options	553	775	637	653

Diluted weighted average shares	10,007	9,182	9,648	8,074

Basic income per share	$0.76	$0.20	$1.41	$0.63

Diluted income per share	$0.72	$0.18	$1.32	$0.58

Antidilutive effect: stock options (1)	185	—	106	—

(1)	Represents stock options to purchase shares of common stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

10.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and the effect of foreign currency translation reflected in stockholders’ equity. Comprehensive income was $7.5 million and $1.8 million for the three months ended October 31, 2004 and 2003, respectively and $13.1 million and $5.0 million for the nine months ended October 31, 2004 and 2003, respectively.

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

	(in thousands)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Revenues:
Product	$154,716	$154,954	$467,869	$343,887
Licensing	5,989	4,530	16,621	16,641

Total Revenues	$160,705	$159,484	$484,490	$360,528

Operating Income:
Product	$10,434	$12,466	$20,436	$17,783
Licensing	4,731	2,210	10,959	10,108

Total Operating Income	$15,165	$14,676	$31,395	$27,891

12.	SALANT ACQUISITION

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

The pro forma financial information presented below, gives effect to the Salant acquisition, as if it occurred as of February 1, 2003. Salant’s results are reflected in the Company’s income statement for the three and nine months ended October 31, 2004.

	Three Months Ended October 31, 2003	Nine Months Ended October 31, 2003
	(in thousands, except per share data)
Total revenues	$159,484	$458,135

Net income [1]	$1,673	$8,371

Net income per share
Basic	$0.20	$1.00

Diluted	$0.18	$0.93

[1]	Net income includes $0.92 million, net of tax, of non-recurring direct merger related costs recorded by Salant during the three and nine months ended October 2003.

14.	BENEFIT PLANS

The Company sponsors two qualified pension plans as a result of the June 2003 Salant acquisition. The following table provides the components of net benefit cost for the plans during the third quarter of fiscal 2005:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Service cost	$—	$105	$—	$140
Interest cost	842	747	2,328	996
Expected return on plan assets	(850)	(787)	(2,577)	(1,050)
Amortization of prior service cost	—	—	—	—
Amortization of net gain	54	—	—	—

Net periodic benefit cost	$46	$65	$(249)	$86

As of October 31, 2004, the Company contributed $0.1 million to these pension plans. No further contributions are expected during fiscal 2005.

15.	PUBLIC STOCK OFFERING

On June 1, 2004, the Company sold an additional 950,000 shares of common stock in an offering. Total proceeds received from the offering were $21.1 million, net of offering costs of $0.4 million.

16.	SENIOR CREDIT FACILITY

On September 30, 2004, the company amended its senior credit facility (“Facility”) with Congress Financial Corporation. The following are the significant amendments to the Facility. The term of the Facility was extended from September 2005 to September 2007. The eligible factor receivables were increased to $30 million from $20 million for purposes of the borrowing base. Additionally, the minimum spread above the “Eurodollar Rate” was decreased form 2.0% to 1.6%.

The Company paid $327 thousand in costs, in connection with the amendment. These costs are being amortized over the new term of the Facility.

17.	DERIVATIVES FINANCIAL INSTRUMENTS

The Company has entered into derivative financial instruments in order to manage the overall borrowing costs associated with its senior subordinated notes and senior secured notes.

At October 31, 2004, the Company had an interest rate swap and option (the “$57 million Swap Agreement”) for an aggregate notional amount of $57 million in order to minimize the debt servicing costs associated with the senior secured notes. The $57 million Swap Agreement is a fair value hedge as it has been designated against the senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in the Company’s consolidated balance sheet. The fair value of the $57 million Swap Agreement recorded on the Company’s consolidated balance sheet was $1.2 million as of October 31, 2004.

At October 31, 2004, the Company had an interest rate floor agreement (the “$57 million Floor Agreement”) for an aggregate notional amount of $57 million associated with the senior secured notes. The $57 million Floor Agreement is scheduled to terminate on March 15, 2005. Under the $57 million Floor Agreement, the Company must pay the difference between the three-month LIBOR rate and 1.50% for all rate resets in which the LIBOR is below 1.50%. When the LIBOR is equal to or greater than 1.50%, the Company makes no payments under the $57 million Floor Agreement.

The $57 million Floor Agreement did not qualify for hedge accounting treatment, resulting in $1 thousand and $0.1 million decrease of recorded interest expense on the consolidated statement of income for the three and nine months ended October 31, 2004 respectively. The fair value of the $57 million Floor Agreement recorded in the Company’s consolidated balance sheet was zero as of October 31, 2004.

At October 31, 2004, the Company was party to an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57.0 million associated with the senior secured notes. The $57 million Cap Agreement is scheduled to terminate on March 15, 2009. The $57 million Cap Agreement caps the interest rate on the senior secured notes at 10%.

The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $0.2 million and $0.4 million increase in interest expense in the consolidated statement of income for the three and nine months ended October 31, 2004, respectively. The fair value of the $57 million Cap Agreement recorded in the Company’s consolidated balance sheet was $(0.7) million as of October 31, 2004.

In conjunction with the Company’s September 2003 offering of $150.0 million of 8 7/8% senior subordinated notes due September 15, 2013, the Company entered into interest rate swap agreements (the “$150 million Swap Agreement”) for an aggregate notional amount of $150.0 million in order to minimize the debt servicing costs associated with the new senior subordinated notes. The $150 million Swap Agreement is scheduled to terminate on September 15, 2013. Under the $150 million Swap Agreement, the Company is entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8 7/8% and is obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the nine-month LIBOR rate plus 394 basis points for the period from September 22, 2003 through September 15, 2013. The $150 million Swap Agreement has optional call provisions with trigger dates of September 15, 2008, September 15, 2009, September 15, 2010 and September 15, 2011, which contain premium requirements in the event the call is exercised.

The $150 million Swap Agreement is a fair value hedge as it has been designated against the 8 7/8% senior subordinated notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in our consolidated balance sheet. The fair value of the $150 million Swap Agreement recorded on the consolidated balance sheet was $3.1 million as of October 31, 2004.

The Company does not currently have a significant exposure to foreign exchange risk and accordingly, has not entered into any transactions to hedge against those risks.

18.	BARTER CREDITS

The Company accounts for barter credits consistent with EITF 93-11. Barter credits are recorded at the fair market value of the assets exchanged, and represent purchasing value for goods and services in established barter markets. The Company reviews its trade credits periodically to assess the fair value of carrying amounts. In fiscal year 2005, the Company recorded net sales and cost of sales of $5.1 million, in connection with a barter transaction.

19.	CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

Perry Ellis International, Inc. and several of its subsidiaries have fully and unconditionally guaranteed the senior secured notes and senior subordinated notes on a joint and several basis. As such, the following consolidating condensed financial statements, which present, in separate columns: Perry Ellis, the guarantors on a combined and the non-guarantors on a consolidated basis are required to be presented. Additional columns present eliminating adjustments and consolidated totals as of October 31, 2004 and January 31, 2004, and for the three and nine months ended October 31, 2004 and 2003. The Company has not presented separate financial statements and other disclosures concerning the combined guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF OCTOBER 31, 2004

(amounts in thousands, except share data)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(428)	$6,619	$1,379	$—	$7,570
Accounts receivable, net	(218)	121,059	2,896	—	123,737
Intercompany receivable - Guarantors	42,401	55,981	1,027	(99,409)	—
Intercompany receivable - Non Guarantors	393	14,872	(5)	(15,260)	—
Inventories, net	—	94,050	1,132	—	95,182
Deferred income taxes	—	8,541	—	—	8,541
Prepaid income taxes	(552)	4,708	(818)	—	3,338
Other current assets	2,680	2,319	153	—	5,152

Total current assets	44,276	308,149	5,764	(114,669)	243,520
Property and equipment, net	1,251	44,561	189	—	46,001
Intangible assets, net	—	139,829	21,056	—	160,885
Deferred income taxes	—	17,227	—	—	17,227
Investment in subsidiaries	193,094	—	—	(193,094)	—
Other	5,901	10,051	1	—	15,953

TOTAL	$244,522	$519,817	$27,010	$(307,763)	$483,586

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$274	$28,318	$6,001	$—	$34,593
Accrued expenses	2,756	15,131	134	—	18,021
Intercompany payable - Parent	(46,732)	236,386	15,684	(205,338)	—
Accrued interest payable	555	872	—	—	1,427
Unearned revenues	—	805	215	—	1,020
Other current liabilities	120	3,197	171	—	3,488

Total current liabilities	(43,027)	284,709	22,205	(205,338)	58,549
Senior subordinated notes payable	101,246	50,000	—	—	151,246
Senior secured notes payable	—	59,247	—	—	59,247
Senior credit facility	—	—	—	—	—
Real estate mortgage	—	11,600	—	—	11,600
Deferred pension obligation	—	15,390	—	—	15,390

Total long-term liabilities	101,246	136,237	—	—	237,483

Total liabilities	58,219	420,946	22,205	(205,338)	296,032

Minority interest	—	—	1,251	—	1,251

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—	—	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 9,453,527 shares issued and outstanding as of October 31, 2004	95	65	—	(65)	95
Additional paid-in-capital	87,437	—	—	—	87,437
Contributing capital	—	3,997	—	(3,997)	—
Retained earnings	98,082	94,680	2,994	(97,674)	98,082
Accumulated other comprehensive income	689	129	560	(689)	689

Total	186,303	98,871	3,554	(102,425)	186,303
Common stock in treasury at cost	—	—	—	—	—

Total stockholders’ equity	186,303	98,871	3,554	(102,425)	186,303

TOTAL	$244,522	$519,817	$27,010	$(307,763)	$483,586

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 31, 2004

(amounts in thousands, except share data)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(237)	$(600)	$1,848	$—	$1,011
Accounts receivable, net	6	115,204	468	—	115,678
Intercompany Receivable - Guarantors	—	45,868	—	(45,868)	—
Intercompany Receivable - Non Guarantors	—	(2,577)	—	2,577	—
Inventories, net	—	110,242	668	—	110,910
Deferred income taxes	—	9,621	—	—	9,621
Prepaid income taxes	—	—	—	5,002	5,002
Other current assets	1,078	5,340	—	—	6,418

Total current assets	847	283,098	2,984	(38,289)	248,640
Property and equipment, net	139	38,932	22	—	39,093
Intangible assets, net	—	152,266	—	—	152,266
Deferred income taxes	—	42,383	—	(13,792)	28,591
Investment in subsidiaries	178,660	—	—	(178,660)	—
Other	5,379	6,432	—	—	11,811

TOTAL	$185,025	$523,111	$3,006	$(230,741)	$480,401

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$84	$28,955	$472	$—	$29,511
Accrued expenses	161	16,189	—	—	16,350
Intercompany Payable - Parent	(68,685)	201,910	610	(133,835)	—
Income taxes payable	(90)	(5,209)	297	5,002	—
Accrued interest payable	2,218	1,522	—	—	3,740
Unearned revenues	—	984	—	—	984
Other current liabilities	—	5,053	71	—	5,124

Total current liabilities	(66,312)	249,404	1,450	(128,833)	55,709
Senior subordinated notes payable	100,454	50,000	—	—	150,454
Senior secured notes payable	—	60,389	—	—	60,389
Senior credit facility	—	34,715	—	—	34,715
Real estate mortgage	—	11,600	665	(665)	11,600
Deferred income tax	—	13,792	—	(13,792)	—
Deferred pension obligation	—	15,734	—	—	15,734

Total long-term liabilities	100,454	186,230	665	(14,457)	272,892

Total liabilities	34,142	435,634	2,115	(143,290)	328,601

Minority Interest	—	—	917	—	917

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—	—	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 8,470,700 shares issued and 8,435,013 outstanding as of January 31, 2004	85	—	—	—	85
Additional paid-in-capital	66,074	—	—	—	66,074
Contributing Capital	—	3,997	—	(3,997)	—
Retained earnings	85,335	83,460	(220)	(83,240)	85,335
Accumulated other comprehensive income	322	20	194	(214)	322

Total	151,816	87,477	(26)	(87,451)	151,816
Common stock in treasury at cost	(933)	—	—	—	(933)

Total stockholders’ equity	150,883	87,477	(26)	(87,451)	150,883

TOTAL	$185,025	$523,111	$3,006	$(230,741)	$480,401

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2004

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$151,878	$2,838	$—	$154,716
Royalty income	—	4,397	1,592	—	5,989

Total revenues	—	156,275	4,430	—	160,705
Cost of sales		107,056	1,136	—	108,192

Gross profit	—	49,219	3,294	—	52,513
Operating expenses
Selling, general and administrative expenses	(1,852)	36,547	968	—	35,663
Depreciation and amortization	2,505	(823)	3	—	1,685

Total operating expenses	653	35,724	971	—	37,348

Operating income (loss)	(653)	13,495	2,323	—	15,165
Interest expense	19	3,432	170	—	3,621

Income (loss) before minority interest and income taxes	(672)	10,063	2,153	—	11,544
Minority interest	—	—	180	—	180
Equity in earnings of subsidiaries, net	8,872	—	—	(8,872)	—
Income tax provision	1,015	2,751	413	—	4,179

Net income	$7,185	$7,312	$1,560	$(8,872)	$7,185

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2003

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$152,451	$2,503	$—	$154,954
Royalty income	—	5,014	1,216	(1,700)	4,530

Total revenues	—	157,465	3,719	(1,700)	159,484
Cost of sales	—	108,135	1,185	(1,700)	107,620

Gross profit	—	49,330	2,534	—	51,864
Operating expenses
Selling, general and administrative expenses	2,131	34,749	880	(2,269)	35,491
Depreciation and amortization	38	1,656	3	—	1,697

Total operating expenses	2,169	36,405	883	(2,269)	37,188

Operating income (loss)	(2,169)	12,925	1,651	2,269	14,676
Costs on early extinguishment of debt	—	7,317	—	—	7,317
Interest expense	—	4,259	170	—	4,429

Income (loss) before minority interest and income taxes	(2,169)	1,349	1,481	2,269	2,930
Minority interest	—	—	214	—	214
Equity in earnings of subsidiaries, net	3,039	—	—	(3,039)	—
Income tax provision (benefit)	(803)	618	389	839	1,043

Net (loss) income	$1,673	$731	$878	$(1,609)	$1,673

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2004

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$462,659	$5,210	$—	$467,869
Royalty income	—	12,180	4,441	—	16,621

Total revenues	—	474,839	9,651	—	484,490
Cost of sales	—	329,356	1,951	—	331,307

Gross profit	—	145,483	7,700	—	153,183
Operating expenses
Selling, general and administrative expenses	(1,987)	116,623	2,428	—	117,064
Depreciation and amortization	2,638	2,079	7	—	4,724

Total operating expenses	651	118,702	2,435	—	121,788

Operating income (loss)	(651)	26,781	5,265	—	31,395
Interest expense	21	10,336	465	—	10,822

Income (loss) before minority interest and income taxes	(672)	16,445	4,800	—	20,573
Minority interest	—	—	334	—	334
Equity in earnings of subsidiaries, net	14,434	—	—	(14,434)	—
Income tax provision	1,015	5,225	1,252	—	7,492

Net income (loss)	$12,747	$11,220	$3,214	$(14,434)	$12,747

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2003

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$339,781	$4,106	$—	$343,887
Royalty income	—	14,976	4,023	(2,358)	16,641

Total revenues	—	354,757	8,129	(2,358)	360,528
Cost of sales	—	244,193	2,182	(2,358)	244,017

Gross profit	—	110,564	5,947	—	116,511
Operating expenses
Selling, general and administrative expenses	4,618	80,131	1,918	(2,269)	84,398
Depreciation and amortization	38	4,175	9	—	4,222

Total operating expenses	4,656	84,306	1,927	(2,269)	88,620

Operating income (loss)	(4,656)	26,258	4,020	2,269	27,891
Costs on early extinguishment of debt	—	7,317	—	—	7,317
Interest expense	—	12,257	526	—	12,783

Income (loss) before minority interest and income taxes	(4,656)	6,684	3,494	2,269	7,791
Minority interest	—	—	240	—	240
Equity in earnings of subsidiaries, net	7,600	—	—	(7,600)	—
Income tax provision (benefit)	(1,723)	2,666	1,102	839	2,884

Net income	$4,667	$4,018	$2,152	$(6,170)	$4,667

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2004

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,747	$11,220	$3,214	$(14,434)	$12,747
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,585	1,486	—	—	4,071
Provision for bad debt	—	866	—	—	866
Tax benefit from exercise of stock options	379	—	—	—	379
Amortization of debt issue costs	294	564	—	—	858
Amortization of bond discount	—	151	—	—	151
Deferred income taxes	—	7,210	—	—	7,210
Minority interest	—	—	334	—	334
Equity in subsidiaries, net	(14,434)	—	—	14,434	—
Other	—	65	(665)	600	—
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	(42,570)	(34,283)	(3,450)	71,378	(8,925)
Inventories, net	—	16,192	(464)	—	15,728
Other current assets and prepaid income taxes	(1,050)	(1,687)	665	5,002	2,930
Other assets	(24)	(5,476)	(1)	—	(5,501)
Accounts payable and accrued expenses	24,738	29,381	20,737	(71,503)	3,353
Income taxes payable	90	5,209	(297)	(5,002)	—
Accrued interest payable	(1,663)	(650)	—	—	(2,313)
Other current liabilities and unearned revenues	120	98	315	—	533
Deferred pension obligation	—	(344)	—	—	(344)

Net cash provided by (used in) operating activities	(18,788)	30,002	20,388	475	32,077

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,697)	(5,418)	(167)	—	(9,282)
Payment on purchase of intangible assets, net	—	17,241	(21,056)	—	(3,815)

Net cash provided by (used in) investing activities:	(3,697)	11,823	(21,223)	—	(13,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	82,269	—	—	82,269
Payments on senior credit facility	—	(116,984)	—	—	(116,984)
Proceeds form stock issuance	21,108	—	—	—	21,108
Proceeds from exercise of stock options	819	—	—	—	819

Net cash provided by (used in) financing activities:	21,927	(34,715)	—	—	(12,788)

Effect of exchange rate changes on cash and cash equivalents	367	109	366	(475)	367

NET (DECREASE) INCREASE IN CASH	(191)	7,219	(469)	—	6,559
CASH AT BEGINNING OF PERIOD	(237)	(600)	1,848	—	1,011

CASH AT END OF PERIOD	$(428)	$6,619	$1,379	$—	$7,570

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2003

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,667	$4,018	$2,152	$(6,170)	$4,667
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	38	3,353	9	—	3,400
Provision for bad debt	—	668	—	—	668
Amortization of debt issue cost	—	879	—	—	879
Amortization of bond discount	—	274	—	—	274
Deferred income taxes	—	3,831	—	—	3,831
Costs on early extinguishment of debt		7,317			7,317
Minority interest	—	—	240	—	240
Equity in earnings of subsidiaries, net	(97,037)	—	—	97,037	—
Other	339	—	(130)	—	209
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	(48,406)	101,924	2,975	(89,437)	(32,944)
Inventories, net	—	11,291	(197)	—	11,094
Other current assets and prepaid income taxes	(1,059)	(1,795)	(43)	—	(2,897)
Other assets	1,855	1,743	—	—	3,598
Accounts payable and accrued expenses	595	(14,620)	350	—	(13,675)
Income taxes payable	(1,933)	392	702	839	—
Accrued interest payable	—	(3,541)	—	—	(3,541)
Other current liabilities and unearned revenues	—	1,606	155	—	1,761

Net cash provided by (used in) operating activities	(140,941)	117,340	6,213	2,269	(15,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(46)	2,170	(5,728)	(2,269)	(5,873)
Payment for acquired businesses, net of cash acquired	35,555	(66,776)	—	—	(31,221)

Net cash provided by (used in) investing activities:	35,509	(64,606)	(5,728)	(2,269)	(37,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	161,230	—	—	161,230
Payments on senior credit facility	—	(152,279)	—	—	(152,279)
Net proceeds from senior secured notes	146,813	—	—	—	146,813
Net payments of senior secured notes	—	(107,317)	—	—	(107,317)
Purchase of treasury stock	(259)	—	—	—	(259)
Proceeds from exercise of stock options	1,744	—	—	—	1,744

Net cash provided by financing activities:	148,298	(98,366)	—	—	49,932

Effect of exchange rate changes on cash and cash equivalents	—	—	130	—	130

NET (DECREASE) INCREASE IN CASH	42,866	(45,632)	615		(2,151)
CASH AT BEGINNING OF YEAR	(45)	3,533	1,195	—	4,683

CASH AT END OF PERIOD	$42,821	$(42,099)	$1,810	$—	$2,532

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth in various places in this report. These factors include:

•	general economic conditions;

•	the level of consumer spending for apparel and other merchandise;

•	a significant decrease in business from or loss of any of our major customers;

•	the effectiveness of our planned advertising, marketing and promotional campaigns;

•	our ability to contain costs;

•	disruptions in the supply chain;

•	our future capital needs and the ability to obtain financing;

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses into our existing organization and operations, including the Salant acquisition;

•	our ability to predict consumer preferences;

•	anticipated trends and conditions in our industry, including future consolidation;

•	changes in the costs of raw materials, labor and advertising;

•	changes in fashion trends and customer acceptance of both new designs and newly introduced products;

•	our ability to compete;

•	the seasonality of our swimwear business;

•	the termination or non-renewal of any material license agreements to which we are a party;

•	exposure to foreign currency risks;

•	competition among department and specialty stores;

•	possible disruption in commercial activities due to terrorist activity and armed conflict; and

•	other factors set forth in this report and in our other filings with the Securities and Exchange Commission.

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

Retirement-Related Benefits. The pension obligations related to our defined benefit pension plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate, expected return of plan assets, and other factors, which are updated on an annual basis. Management is required to consider current market conditions, including changes in interest rates, in making these assumptions. Actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect the recognized pension expense or benefit and our pension obligation in future periods. The fair value of plan assets is based on the performance of the financial markets, particularly the equity markets. The equity markets can be, and recently have been, very volatile. Therefore, the market value of the plan assets can change dramatically in a relatively short period of time. Additionally, the measurement of the plan’s benefit obligation is highly sensitive to changes in interest rates. As a result, if the equity market declines and/or interest rates decrease, the plan’s estimated accumulated benefit obligation could exceed the fair value of the plan assets and therefore, we would be required to establish an additional minimum liability, which would result in a reduction in shareholder’s equity for the amount of the shortfall. For fiscal 2004, and through the nine months ended October 31, 2004, we were not required to record an additional minimum pension liability under the provisions of SFAS No. 87.

Results of Operations

The following is a discussion of the results of operations for the three and nine months ended October 31, 2004 compared to three and nine months ended October 31, 2003.

Results of Operations - three and nine months ended October 31, 2004 compared to three and nine months ended October 31, 2003.

Net sales. Net sales for the three months ended October 31, 2004 were $154.7, a decrease of $0.3, or 0.2%, from $155.0 million for the three months ended October 31, 2003. The slight decrease was due mainly to decreases in our core wholesale business.

Net sales for the nine months ended October 31, 2004 were $467.9 million, an increase of $124.0 million, or 36.1%, from $343.9 million for the nine months ended October 31, 2003. The increase was due mainly to an increase of approximately $80.0 million in net sales generated by the Salant business, which we acquired in the Salant acquisition in June 2003, an increase of $15.0 million in net sales generated by our swimwear business, and a $29.0 million increase in net sales in our other men’s sportswear business.

Royalty income. Royalty income for the three months ended October 31, 2004 was $6.0 million, an increase of $1.5 million, or 33.3%, from $4.5 million for the three months ended October 31, 2003. Royalty income for the nine months ended October 31, 2004 and 2003 was $16.6 million. The increase in royalty income was principally due to the increase in revenues of the licenses of the Perry Ellis brand and our other brands, offset by the loss of $1.5 million in royalty income we previously received from Salant.

Gross profit. Gross profit was $52.5 million for the three months ended October 31, 2004, as compared to $51.9 million for the three months ended October 31, 2003, an increase of 1.2%. Gross profit was $153.2 million for the nine months ended October 31, 2004, as compared to $116.5 million for nine months ended October 31, 2003, an increase of 31.5%. The increase in gross profit during the three and nine months ended October 31, 2004, as compared to the three and nine months ended October 31, 2003, was primarily attributable to the increase in net sales as a result of the Salant acquisition. Additionally, we experienced an increase in gross profit as a result of an increase in net sales in our other men’s sportswear business, offset by lower gross profit margin sales in our swimwear business.

As a percentage of total revenue, gross profit margins were 32.7% for the three months ended October 31, 2004, as compared to 32.5% for the three months ended October 31, 2003. As a percentage of total revenue, gross profit margins were 31.6% for the nine months ended October 31, 2004, as compared to 32.3% for the nine months ended October 31, 2003. The wholesale gross profit margin percentage (net sales less cost of sales) decreased slightly for the three months ended October 31, 2004 to 30.1%, as compared to 30.5% for the three months ended October 31, 2003. The wholesale gross profit margin percentage improved slightly for the nine months ended October 31, 2004, to 29.2%, as compared to 29.0% for the nine months ended October 31, 2003. These improvements came as a result of the impact of net sales from the Salant business and were partially offset by lower gross profit margin sales in our swimwear and other men’s sportswear business.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended October 31, 2004, were $35.7 million, an increase of $0.2 million, or 0.6%, from $35.5 million for the three months ended October 31, 2003. As a percentage of total revenues, selling, general and administrative expenses were 22.2% for the three months ended October 31, 2004, as compared to 22.3% for the three months ended October 31, 2003.

Selling, general and administrative expenses for the nine months ended October 31, 2004, were $117.1 million, an increase of $32.7 million, or 38.7%, from $84.4 million for the nine months ended October 31, 2003. As a percentage of total revenues, selling, general and administrative expenses were 24.2% for the nine months ended October 31, 2004, as compared to 23.4% for the nine months ended October 31, 2003. The increase in selling, general and administrative costs is primarily attributable to the additional $26.0 million in expenses incurred by our Salant business and an additional $6.7 million in expenses from our swimwear and other men’s sportswear businesses to support our organic growth, and an increase in advertising, marketing and design to support our existing brands, such as Perry Ellis, Cubavera, the Havanera Co., and Original Penguin for the nine months ended October 31, 2004.

Depreciation and amortization. Depreciation and amortization for the three months ended October 31, 2004 and 2003 was $1.7 million. Depreciation and amortization for the nine months ended October 31, 2004, was $4.7 million, an increase of $0.5 million, or 11.9%, from $4.2 million for the nine months ended October 31, 2003. The increase is due to the increase in property and equipment purchased during fiscal 2004 and the first half of fiscal 2005.

Costs on early extinguishment of debt. Costs on early extinguishment of debt was $7.3 million for the third quarter of fiscal 2004 and the nine months ended October 31, 2003 compared to no amount for the comparable fiscal 2005 periods. On October 15, 2003, we redeemed the $100 million of 12¼% senior subordinated notes that were scheduled to mature on April 1, 2006 for approximately $107.3 million. This redemption resulted in costs on early extinguishment of debt due to the call premium and other associated redemption costs.

Interest expense. Interest expense for the three months ended October 31, 2004 was $3.6 million, a decrease of $0.8 million, or 18.2%, from $4.4 million for the three months ended October 31, 2003. Interest expense for the nine months ended October 31, 2004, was $10.8 million, a decrease of $2.0 million, or 15.6%, from $12.8 million for the nine months ended October 31, 2003. The decrease is attributable to the lack of borrowings on the senior credit facility during the third quarter of fiscal 2005, the overall reduced borrowings during fiscal 2005, as well as to the refinancing of our $100 million 12¼% senior subordinated notes, which were partially hedged with derivative hedging transactions, with the $150 million 8 7/8% senior subordinated notes issued in September 2003, which were fully hedged with derivative hedging transactions. Our net effective interest cost on the $150 million 8 7/8 senior subordinated notes was less than the net effective interest cost on the $100 million 12¼% senior subordinated notes. The impact of the derivative hedging transactions is described in “Item 3: Quantitative and Qualitative Disclosures about Market Risks.”

Income taxes. Income tax provision for the three months ended October 31, 2004 was $4.2 million, a $3.2 million increase, as compared to $1.0 million for the three months ended October 31, 2003. For the three months ended October 31, 2004, our effective tax rate was 36.2% as compared to 35.6% for the three months ended October 31, 2003.

Income tax provision for the nine months ended October 31, 2004 was $7.5 million, a $4.6 million increase, as compared to $2.9 million for the nine months ended October 31, 2003. For the nine months ended October 31, 2004, our effective tax rate was 36.4% as compared to 37.0% for the nine months ended October 31, 2003.

Net income. Net income for the three months ended October 31, 2004, was $7.2 million, an increase of $5.5 million, or 323.5%, as compared to net income of $1.7 million for the three months ended October 31, 2003. Net income for the nine months ended October 31, 2004, was $12.7 million, an increase of $8.0 million, or 170.2%, as compared to net income of $4.7 million for the nine months ended October 31, 2003. The increase in net income was due to the changes described above.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations and expansion. We believe that as a result of the growth in our business, our working capital requirements will increase. As of October 31, 2004, our total working capital was $185.0 million as compared to $192.9 million as of January 31, 2004. We believe that our cash flows from operations and borrowings under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs for the foreseeable future. In June 2004, we completed a public offering whereby the Company issued 950,000 shares of common stock. Proceeds from the offering were $21.1 million, net of expenses, which amounts were used to repay amounts outstanding under our senior credit facility with the balance used for working capital and general corporate purposes.

Net cash provided by operating activities was $32.0 million for the nine months ended October 31, 2004, as compared to cash used in operating activities of $15.1 million for the nine months ended October 31, 2003. The increase of $47.1 million in the level of cash provided by operating activities for the nine months ended October 31, 2004, as compared to the nine months ended October 31, 2004, is primarily attributable to an increase in net income, a decrease in, inventory, other current assets and prepaid income taxes and an increase in accounts payable and accrued expenses, offset by a increase in accounts receivable and a decrease in accrued interest payable.

Net cash used in investing activities was $13.1 million for the nine months ended October 31, 2004, as compared to cash used in investing activities of $37.1 million for the nine months ended October 31, 2003. Cash used for the nine months ended October 31, 2004, was for the purchase of intangibles, property and equipment. For the nine months ended October 31, 2003, the primary use of cash was for the acquisition of Salant.

Net cash used by financing activities for the nine months ended October 31, 2004, was $12.8 million, which primarily reflects the net proceeds from our stock offering of $21.1 million as well as proceeds from the exercise of employee stock options of $0.8 million, offset by the net payments made on our senior credit facility of $34.7 million.

Senior Credit Facility

Our amended senior credit facility with Congress Financial Corporation (Florida), as agent for a syndicate of lenders, provides us with a revolving credit facility of up to an aggregate amount of $110.0 million. The senior credit facility expires in September 2007 and the indebtedness thereunder ranks ahead of the 8 7/8% senior subordinated notes.

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

Borrowing Base. Borrowings under the senior credit facility are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to the lesser of either (1) the sum of (a) 85.0% of eligible receivables plus (b) 85.0% of our eligible factored accounts receivables up to $30.0 million plus (c) the lesser of (i) the inventory loan limit, or (ii) the lesser of (A) 65.0% of eligible finished goods inventory, or (B) 85.0% of the net recovery percentage (as defined in the senior credit facility) of eligible inventory, or (2) the loan limit; and in each case minus (x) 35.0% of the amount of outstanding letters of credit for eligible inventory, (y) the full amount of all other outstanding letters of credit issued pursuant to the senior credit facility which are not fully secured by cash collateral, and (z) licensing reserves for which we are the licensee of certain branded products.

Interest. Interest on the principal balance under the senior credit facility accrues, at our option, at either (a) our bank prime lending rate with adjustments depending upon our quarterly average excess availability plus excess cash or leverage ratio or (b) a minimum of 1.6% above the rate quoted by our bank as the average Eurodollar Rate (“Eurodollar”) for 1-, 2-, 3- and 6-month Eurodollar deposits with one-quarter percentage point adjustments depending upon our quarterly average excess availability plus excess cash and leverage ratio at the time of borrowing.

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

Letter of Credit Facilities

As of October 31, 2004, we maintained four U.S. dollar letter of credit facilities totaling $90 million and one letter of credit facility totaling $3 million utilized by our Canadian joint venture. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets, including but not limited to the capital stock or membership interests, as the case may be, of certain of our subsidiaries. As of October 31, 2004, there was approximately $34 million available under existing letter of credit facilities.

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

Real Estate Financing

In Fiscal 2003, we partially refinanced the acquisition of our Miami facility with an $11.6 million mortgage. The mortgage contains certain covenants. We believe we are currently in compliance with all of our covenants under the mortgage. We could be materially harmed if we violate any covenants because the lender under the mortgage could declare all amounts outstanding there under to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indentures relating to our senior secured notes and senior subordinated notes resulting in all our of debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements” as defined by applicable SEC rules.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and nine months ended October 31, 2004.

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

The $57 million Swap Agreement is a fair value hedge as it has been designated against the 9½% senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in the Company’s consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $57 million Swap Agreement recorded on the Company’s consolidated balance sheet was $1.2 million and $4.4 million as of October 31, 2004 and January 31, 2004, respectively.

At October 31, 2004, the Company was party to an interest rate floor agreement (the “$57 million Floor Agreement”) for an aggregate notional amount of $57.0 million associated with the 9½% senior secured notes. The $57 million Floor Agreement is scheduled to terminate on March 15, 2005. Under the $57 million Floor Agreement, the Company must pay the difference between the three-month LIBOR rate and 1.50% for all rate resets in which the LIBOR is below 1.50%. When the LIBOR is equal to or greater than 1.50%, the Company makes no payments under the $57 million Floor Agreement.

The $57 million Floor Agreement did not qualify for hedge accounting treatment under SFAS No. 133, resulting in $1.0 thousand and $0.1 million decrease of recorded interest expense on the consolidated statement of income for the three and nine months ended October 31, 2004, respectively. The fair value of the $57 million Floor Agreement recorded in the Company’s consolidated balance sheet was zero and ($0.3) million as of October 31, 2004 and January 31, 2004, respectively.

At October 31, 2004, the Company was party to an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57.0 million associated with the 9 ½% senior secured notes. The $57 million Cap Agreement is scheduled to terminate on March 15, 2009. The $57 million Cap Agreement caps the interest rate on the senior secured notes at 10%.

The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $0.2 million and $0.4 million increase of recorded interest expense in the consolidated statement of income for the three and nine months ended October 31, 2004. The fair value of the $57 million Cap Agreement recorded in the Company’s consolidated balance sheet was $(0.7) million and ($0.3) million as of October 31, 2004 and January 31, 2004, respectively.

In conjunction with the Company’s September 2003 offering of $150.0 million of 8 7/8% senior subordinated notes due September 15, 2013, the Company entered into interest rate swap agreements (the “$150 million Swap Agreement”) for an aggregate notional amount of $150.0 million in order to minimize the debt servicing costs associated with the new senior subordinated notes. The $150 million Swap Agreement is scheduled to terminate on September 15, 2013. Under the $150 million Swap Agreement, the Company is entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8 7/8% and is obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the nine-month LIBOR rate plus 394 basis points for the period from September 22, 2003 through September 15, 2013. The $150 million Swap Agreement has optional call provisions with trigger dates of September 15, 2008, September 15, 2009, September 15, 2010 and September 15, 2011, which contain premium requirements in the event the call is exercised.

The $150 million Swap Agreement is a fair value hedge as it has been designated against the 8 7/8% senior subordinated notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in our consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $150 million Swap Agreement recorded on the consolidated balance sheet was $3.1million as of October 31, 2004.

Item 4:	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report was carried out by the Company under the supervision and with the participation of the Company’s management, including the Acting Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls that occurred during the quarter covered by this report, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART	II: OTHER INFORMATION

ITEM 6.	Exhibits

Index to Exhibits

Exhibit Number	Description

10.62	Form of Stock Option Agreement.

10.63	Amendment No. 6 dated September 30, 2004, to the Loan and Security Agreement dated as of October 1, 2002.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Acting Chief Financial Officer pursuant to Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

Date: December 10, 2004	By:	/S/ GEORGE PITA
George Pita, Acting Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.62	Form of Stock Option Agreement.

10.63	Amendment No. 6 dated September 30, 2004, to the Loan and Security Agreement dated as of October 1, 2002.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Acting Chief Financial Officer pursuant to Section 1350.