Form 10-K
period 2005-01-31
PERRY ELLIS INTERNATIONAL INC
filed 2005-04-18
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $168,502,746 (as of July 31, 2004).

The number of shares outstanding of the registrant’s Common Stock is 9,460,444 (as of April 8, 2005).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

Portions of the Company’s Proxy Statement for the 2005 Annual Meeting—Part III

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. References in this report to the Jantzen acquisition refer to our acquisition of the Jantzen swimwear business from subsidiaries of VF Corporation in March 2002. References in this report to the Perry Ellis Menswear acquisition refer to our acquisition of Perry Ellis Menswear, LLC, formerly known as Salant Corporation, in June 2003. References in this report to the Tropical acquisition refer to our acquisition of certain domestic operating assets of Tropical Sportswear Int’l Corporation and its subsidiaries and Tropical’s United Kingdom subsidiary in February 2005. References in this report to annual financial data for Perry Ellis refer to fiscal years ended January 31. This Form 10-K contains trademarks held by us and those of third parties.

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

FORWARD-LOOKING STATEMENTS

We caution readers that this report and the portions of the proxy statement incorporated by reference into this report include “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “intend,” “plan,” “envision,” “continue,” “intend,” “target,” “contemplate,” or “will” and similar words or phrases or comparable terminology. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are as set forth below and in various places in this report and in the portions of the proxy statement incorporated by reference, including under the headings Item 1 “Business – Certain Risks,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. These factors include:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers,

•	anticipated and unanticipated trends and conditions in our industry, including future retail and wholesale consolidation,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	the seasonality and performance of our swimwear business,

•	our ability to contain costs,

•	disruptions in the supply chain,

•	our future capital needs and our ability to obtain financing,

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses, including the recently completed Tropical acquisition,

•	our ability to predict consumer preferences and changes in fashion trends and consumer acceptance of both new designs and newly introduced products,

•	changes in the costs of raw materials, labor and advertising,

•	our ability to carry out growth strategies,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	exposure to foreign currency risk and interest rate risk,

•	possible disruption in commercial activities due to terrorist activity and armed conflict, and

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

PART I

Item 1. Business

Overview

We are one of the leading apparel companies in the United States. We control a portfolio of major men’s and women’s brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution in up to 15,000 doors. Our portfolio of highly recognized brands includes Perry Ellis and Perry Ellis America, which we believe together generate over $1 billion in annual retail sales, Axis, Tricots St. Raphael, Jantzen, John Henry, Cubavera, the Havanera Co., Natural Issue, Munsingwear, Grand Slam, Original Penguin, Mondo di Marco, Redsand, Pro Player, Manhattan, Savane and Farah. We also (i) license the Nike and Tommy Hilfiger brands for swimwear and swimwear accessories, (ii) are the worldwide master licensee for PING golf apparel, (iii) license the Ocean Pacific brand for certain men’s sportswear categories, and (v) license the PGA Tour brand for golf apparel.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate wear market, as well as clubs and independent retailers in the United States and Canada. Our largest customers include Federated Department Stores, Inc., Dillard’s Inc., The May Department Stores Company, Wal-Mart Stores, Inc., J.C. Penney Company, Kohl’s Corporation, and Sears. We also operate 36 retail stores located primarily in upscale retail outlet malls across the United States. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through approximately 52 domestic and approximately 80 international license agreements.

Our wholesale business, which is comprised of men’s sportswear and women’s and men’s swimwear and swimwear accessories, accounted for 97% of our total revenues in fiscal 2005, and our licensing business accounted for 3% of our total revenues in fiscal 2005. We have traditionally focused on the men’s sportswear market, which represented approximately 87% of our total wholesale revenues in fiscal 2005, while our women’s and men’s swimwear market represented approximately 13% of our total wholesale revenues in fiscal 2005.

Our licensing business is a significant contributor to our operating income. We license the brands we own to third parties for the manufacturing and marketing of various products in distribution channels and countries in which we do not distribute those brands, including men’s and women’s apparel and footwear, men’s suits, underwear, loungewear, outerwear, fragrances, eyewear and accessories. These licensing arrangements raise the overall awareness of our brands without requiring us to make capital investments or incur additional operating expenses.

Subsequent to fiscal 2005, on February 26, 2005, we acquired certain domestic operating assets of Tropical Sportswear Int’l Corporation and its subsidiaries and Tropical’s United Kingdom subsidiary. Tropical was a leading designer, marketer and distributor of men’s branded and private label bottoms to all channels of distribution. With the Tropical acquisition, we believe we have become one of the largest suppliers of men’s bottoms in the United States, added significant revenues, further strengthened and balanced our product mix, and added to our portfolio of brands. The Tropical acquisition also provides us with a state-of-the-art distribution facility in Tampa, Florida and a strong platform to expand our existing brands into Europe as a result of the acquired U.K. subsidiary.

We employ a three-dimensional strategy in the design, sourcing, marketing and licensing of our products that focuses on diversity of brands, products and distribution channels. Through this strategy, we provide our products to a broad range of customers, which reduces our reliance on any single distribution channel, customer, or demographic group and minimizes competition among our brands.

Diversity of Brands. We maintain a portfolio of 23 highly recognized brands that we either own or license. We are focused on brands that appeal to fashion conscious consumers across all income levels. We design, source, market and license most of our products on a brand-by-brand basis targeting distinct consumer demographic and lifestyle profiles. For example, we market the Perry Ellis brand to higher-income consumers and market the Natural Issue, John Henry and the Havanera Co. brands to middle-income consumers. In addition, we market brands that appeal to women through our Jantzen family of swimwear products.

Diversity of Product Categories. We design and market apparel in a broad range of men’s product categories and select women’s product categories, which increases the stability of our business. Our menswear offerings include casual sportswear and bottoms, dress shirts and pants, jeanswear, golf apparel, sweaters, sports apparel, swimwear and swim accessories, activewear, and leather accessories. Our womenswear offerings include swimwear, swim accessories and sportswear. We believe that our product diversity decreases our dependence on any one product or fashion trend and has contributed substantially to our growth.

Diversity of Distribution Channels. We market our products through all major levels of retail distribution, which allows us to reach a broad range of consumers in the United States and Canada. We distribute through department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate wear market, as well as clubs and other independent retailers in the United States and Canada. Our products are distributed through up to 15,000 doors at some of the nation’s leading retailers, including Federated, Dillard’s, May Department Stores, Wal-Mart, J.C. Penney, Kohl’s, Sears, and Nordstrom.

The following table illustrates the current diversity of the brands and products we produce and market and their respective distribution channels:

Distribution Channels	Sportswear	Jeans Wear	Golf	Active Sports	Swimwear	Youth Lifestyle
Upscale Department Stores	Perry Ellis Signature Tricots St. Raphael Axis Mondo di Marco		PING Collection		Original Penguin	Redsand Original Penguin

Department Stores	Perry Ellis Perry Ellis Portfolio Axis Cubavera Grand Slam Savane Farah (2) Private Label	Perry Ellis America	Grand Slam	Jantzen	Perry Ellis Jantzen Nike Tommy Hilfiger	Redsand Original Penguin

National and Regional Chain Stores	Natural Issue The Havanera Co. Axist John Henry Munsingwear Natural Issue Ocean Pacific Jantzen Savane Private Label	Natural Issue	Penguin Sport Munsingwear PGA Tour	Pro Player	Nike

Mass Merchants	Private Label Manhattan	Private Label

Green Grass (1)			PING Collection

Corporate	Cubavera Perry Ellis		PING Collection PGA Tour

Specialty Stores	Tricots St. Raphael Axis				Jantzen Nike	Redsand Original Penguin

(1)	This channel also includes high-end and specialty golf shops and resorts.

(2)	Represents the distribution channel in the U.K.

Our Competitive Strengths

We believe that our competitive strengths position us to capitalize on several trends that have affected the apparel industry in recent years. These trends include:

•	the consolidation of the department and chain store distribution channels into a smaller number of larger retailers and the increased importance of mass merchants in certain apparel segments,

•	the increased dependence of retailers on reliable suppliers who have design expertise, advanced systems and technology, and the ability to quickly meet changing consumer tastes,

•	the continued importance of strong brands as a source of product differentiation.

We believe that we have the following competitive strengths in our industry:

Portfolio of nationally and internationally recognized brands. We currently own or license a portfolio of 23 brands, which enjoy high recognition within their respective consumer segments. We believe that these brands have built a loyal following of fashion-conscious consumers and retailers who desire high quality, well-designed products. We license the Nike, Tommy Hilfiger, PING, Ocean Pacific and PGA Tour brands, which we believe are highly recognizable brands within their various product categories. We also license several of our brands to third parties for products in distribution channels and countries in which we do not distribute those brands. We believe that brand recognition is critical in the apparel industry, where strong brand names help define consumer preferences and drive selling space at retailers.

Diversified product offering and distribution model. We market a diverse array of products under our numerous brands at multiple price points and across multiple levels of retail distribution. Our menswear offerings include casual sportswear and bottoms, dress shirts and pants, jeans wear, golf apparel, sweaters, sports apparel, swimwear and swim accessories, activewear and leather accessories. Our womenswear offerings include swimwear, sportswear and swim accessories. Our products are distributed through up to 15,000 doors at department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate wear market and independent retailers in the United States and Canada. As a result of the Tropical acquisition, we are distributing product in the United Kingdom and Ireland. Our diversified product offerings and distribution model reduce our reliance on any one product, demographic group, merchandise preference or distribution channel and minimizes competition among our brands.

Strong relationships with our retailers. We believe that our established relationships with retailers allow us to maximize the selling space dedicated to our products, monitor our brand presentation and merchandising selection, and introduce new brands and products. Because of our quality brands and products, dedication to customer service, design expertise and sourcing capabilities, we have developed and maintained long-standing relationships with our largest customers, including Dillard’s (more than 25 years), May Department Stores (more than 25 years), J.C. Penney (more than 25 years), Sears (more than 25 years), Federated (17 years), Wal-Mart (15 years), and Kohl’s (11 years).

Strong licensing capabilities and relationships. We license many of the brands we own, and, as a result, have gained experience in identifying potential licensing opportunities. We have established relationships with many licensees and believe these relationships provide opportunities to grow our revenues and earnings. Our brands are solidly positioned in retail outlets at all major levels of retail distribution and have increased our exposure nationally and internationally. We believe that our broad portfolio of brands also appeals to licensees because it gives licensees the opportunity to sell their products into different distribution channels. For example, a manufacturer of men’s accessories might license the Cubavera brand to enter the department store channel or license the Munsingwear brand to target the national and regional chain stores. By licensing our owned brands, we offer consumers a complete product assortment by brand. We also coordinate our marketing efforts with licensees, thereby maximizing exposure for our brands and our return on investment.

Sophisticated global low-cost sourcing capabilities. We have sourced our products globally for more than 37 years and employ sophisticated logistics and supply chain management systems to maintain maximum flexibility. Our network of worldwide sourcing partners enables us to meet our customers’ needs in an efficient and high quality manner without relying on any one vendor, factory, or country. In fiscal 2005, based on the total dollar value, we sourced our products from Asia (78%), Central and South America (12%), the Middle East (9%) and other areas of the world (1%). We maintain a staff of experienced sourcing professionals in five offices in China (including Hong Kong), as well as in the United States, South Korea, Taiwan, Vietnam and the Dominican Republic. Our sourcing offices closely monitor our suppliers and provide strict quality assurance analyses that allow us to consistently maintain our high quality standard for our customers. We have a compliance department that works closely with our quality assurance staff to ensure that our sourcing partners comply with Company-mandated and country-specific labor and employment regulations. We believe that sourcing our products overseas allows us to manage our inventories more effectively and avoid incurring the costs of maintaining and operating production facilities. Because of our sourcing experience, capabilities and relationships, we believe that we are well positioned to take advantage of the changing textile and apparel quota environment.

Design expertise and advanced technology. We maintain a staff of designers, merchandisers and artists who are supported by a staff of design professionals, including assistant designers, technical designers, graphic artists and production assistants. Our in-house design staff designs substantially all of our products using advanced computer-aided design technology that minimizes the time-intensive and costly production of sewn prototypes prior to customer approval. In addition, this technology provides our customers with products that have been custom designed for their specific needs and meet current fashion trends. We employ advanced fabric and design technologies to ensure a proper fit and outstanding performance when we create our women’s and men’s swimwear. We regularly upgrade our computer technology to enhance our design capabilities, facilitate communication with our global suppliers and customers on a real-time basis, react faster to new product developments by competitors and meet changes in customer needs.

We use PerrySolutions, our software system, which enables our sales planners to manage our retail customers’ inventory at the SKU level. This system helps maximize the sales and margins of our products by increasing inventory turns for the retailer, which in turn reduces our product returns and markdowns and increases our profitability. We also use PerrySolutions during the assortment planning process to allocate the correct quantities for the initial rollout of product at retail.

Proven ability to integrate acquisitions. Since 1993, we have been successful in selectively acquiring, managing, developing and positioning 23 highly recognized brands within our business, including Munsingwear (1996), Perry Ellis (1999), John Henry (1999), Manhattan (1999), Jantzen (2002), Perry Ellis Menswear and Redsand (2003). We believe our experience has prepared us for the integration of the Tropical business.

As part of an extensive integration process for each brand, we have:

•	improved the responsiveness to market trends by applying our design and sourcing expertise,

•	communicated new positioning of our new brands through various wide-ranging marketing programs,

•	solidified our management team to design, market and license brands,

•	repositioned the brands into different distribution channels to address the needs in those channels,

•	renegotiated existing licensing agreements and sought new licensing opportunities in new segments and markets, and

•	extended our sourcing and distribution capabilities to the products.

Experienced management team. Our senior management team averages more than 27 years in the apparel industry and has extensive experience in growing and rejuvenating brands, structuring licensing agreements, and building strong relationships with global suppliers and retailers. In addition, George Feldenkreis, our chairman and chief executive officer, and Oscar Feldenkreis, our president and chief operating officer, have expressed their commitment to us by maintaining a significant ownership stake in our company.

Our Business Strategy

Our strategy is to continue to pursue our three-dimensional approach by developing and enhancing our portfolio of brands, increasing the scope of our product offerings and expanding distribution for our brands, while continuing our focus on growth and profitability through the execution of the following strategies:

Continue to strengthen the competitive position and recognition of our brands. We intend to continue enhancing the recognition of our brands by aggressively marketing our brands to both consumers and retailers. We manage each brand individually, developing a distinct brand and marketing strategy for every product category and distribution channel. We participate in cooperative advertising in print and broadcast media, as well as market directly to consumers through billboards, event sponsorships, celebrity sponsorships, special event advertisements and advertisements in selected periodicals. In addition, we continue to have a strong presence at trade shows, such as “M.A.G.I.C.” in Las Vegas, Market Week in New York, and golf and swim shows and events throughout the country. Licensing our brands to third parties also enhances brand recognition by providing increased customer exposure domestically and internationally, as well as opportunities for future product extensions.

Continue to diversify our product line. We intend to continue to expand the range of our product lines, thereby capitalizing on the name recognition, popularity, and discrete target customer segmentation of our major brands. For example, we are introducing a premium denim, women’s sportswear and men’s suit line under the Original Penguin brand and introduced men’s sportswear under the Jantzen brand. The Perry Ellis Menswear acquisition took us into the men’s better market and collection market for sportswear, dress shirts, bottoms and leather accessories and, through the Axis and Tricots St. Raphael brands into the better sportswear market. We have used the Axis and Tricots St. Raphael brands, as well as the expertise of Perry Ellis Menswear’s sales and marketing personnel, to expand our sweater business. In addition, we will continue to seek licensing opportunities that will expand our collection of products.

Increase penetration in each channel. We will continue to selectively pursue new ways to increase our penetration of existing channels of distribution for our products, focusing on maintaining the integrity of our products and reinforcing our image at existing retail stores, as well as introducing our products to geographic areas and consumer sectors that are presently less familiar with our products. We will also seek to expand our business with our existing customers by offering them products that are compelling and different from those in the marketplace and by capitalizing on our relationships with them by offering them more of our products. As a result of the Perry Ellis Menswear acquisition, we have increased the number of retailers that carry our brands and entered certain upscale department stores, such as Nordstrom, which carry the Axis and Tricots St. Raphael brands. In addition, as a result of the Tropical acquisition, we will increase our penetration with some of our existing customers.

Adapt to our continually changing marketplace. We will continue to make the necessary investments and implement strategies to meet the growing needs of our customers on a timely basis in the ever-changing apparel industry. We have a history of successfully adapting our business to meet the challenges of our industry. Some examples include:

•	From our initial efforts to market guayabera shirts to the Hispanic market 36 years ago, we have focused on Hispanics, the largest minority group in the United States. We developed the Cubavera and the Havanera Co. brands in fiscal 2000 and 2002, respectively, to specifically target the Hispanic market and consumers that embrace the Hispanic lifestyle brands. We also develop and sell to retailers their Hispanic-inspired private label sportswear.

•	We re-introduced the Original Penguin brand in fiscal 2003, to specifically target Generation X and Y men and women who are suburban upper-middle class, ages 18 to 35. The product line is primarily sold at upscale department and upper tier specialty stores and includes apparel, shoes and accessory items.

•	The Perry Ellis Menswear acquisition provided us with the upscale Axis and Tricots St. Raphael brands, as well as greater control of designing and marketing the Perry Ellis line of men’s sportswear, dress shirts, bottoms and leather accessories. With this acquisition, we believe we have leveraged Perry Ellis Menswear’s relationships in order to sell more of our products through these upscale retailers.

•	We consummated the Tropical acquisition because it made us one of the largest supplier of men’s bottoms in the United States, strengthened and balanced our product mix, added to our portfolio of brands, and provided us with a strong platform to expand our existing brands into Europe.

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

Pursue strategic acquisitions and opportunities. We intend to continue our strategy of making selective acquisitions to expand our portfolio of brands and add new product lines as our industry continues to follow the consolidation trend of our retailers. We will continue to internally develop new brands and logical extensions of existing brands as opportunities in the marketplace arise. We intend to pursue acquisition opportunities in a disciplined manner as they become available and focus on products or categories that have high consumer awareness and are difficult to duplicate from a technical or logistical standpoint. Since our initial public offering in 1993, we have acquired, or obtained licenses for, several brands, including Munsingwear, Perry Ellis, John Henry, Manhattan, Jantzen, PING, Tommy Hilfiger, Nike, Mondo di Marco, Ocean Pacific, Axis, Tricots St. Raphael, Redsand, Pro Player, PGA Tour, Savane and Farah. We believe that our history of selectively acquiring under-marketed or under-performing brands and incorporating them into our efficient infrastructure generates a superior return on investment for the company.

Recent Developments

Subsequent to fiscal 2005, on February 26, 2005, we acquired certain domestic operating assets of Tropical and its subsidiaries and Tropical’s United Kingdom subsidiary for $88.5 million, subject to a downward adjustment for Tropical’s accounts receivable and inventories at closing. The acquisition was funded from our senior credit facility.

Tropical was a leading designer, marketer and distributor of men’s branded and private label bottoms to all channels of distribution. With the Tropical acquisition, we believe we have become one of the largest suppliers of men’s bottoms in the United States, added significant revenues, further strengthened and balanced our product mix, and added to our portfolio of brands. The Tropical acquisition also provides us with a state-of-the-art distribution facility in Tampa, Florida and a strong platform to expand our existing brands into Europe as a result of the acquired U.K. subsidiary.

Brands

In fiscal 2005, approximately 89% of our net sales were from branded products as compared to fiscal 2004 when 91% of our net sales were from branded products. We currently own 18 and license five nationally recognized brands whose products we source and sell through all major levels of retail distribution. Our owned brands include Perry Ellis, Perry Ellis America, Axis, Tricots St. Raphael, Jantzen, John Henry, Cubavera, the Havanera Co., Natural Issue, Munsingwear, Grand Slam, Original Penguin, Mondo di Marco, Redsand, Pro Player, Manhattan, Savane and Farah. We have developed over 42 sub-brands from these brands, including Perry Ellis Portfolio, Southpoint, Penguin Sport and Axist. We also distribute the PING, Nike, Tommy Hilfiger, PGA Tour and Ocean Pacific brands under license arrangements.

We license the Perry Ellis brand, our premier brand, and many of our other brands for products in distribution channels in which we do not sell directly to retailers. In addition, we license our brands internationally. Our depth of brand selection enables us to target consumers across a wide range of ages, incomes and lifestyles, reduces our reliance on any single distribution channel, customer or demographic group, and minimizes competition among brands.

Perry Ellis. The Perry Ellis and Perry Ellis America brands, which we believe together generate over $1 billion in annual retail sales, are associated with elegance, quality, value, comfort and innovative designs. The Perry Ellis brand appeals primarily to higher-income, status conscious, professional 25-40 year-old men. As a result of the Perry Ellis Menswear acquisition, we are now designing and marketing Perry Ellis branded sportswear, dress shirts, dress pants and leather accessories for the men’s better market and collection market. The Perry Ellis branded products are sold in upscale department, specialty, and major department stores. We also license the Perry Ellis brand to third parties for a wide variety of apparel and non-apparel products.

Axis. The Axis brand is associated with the casual “California” lifestyle that affords quality, value, comfort and innovative designs. The Axis brand appeals primarily to higher-income, status conscious, professional 30-50 year-old men. We sell sportswear and activewear under the Axis brand, which is sold primarily at upscale department and specialty stores.

Tricots St. Raphael. The Tricots St. Raphael brand is associated with a sophisticated dress casual lifestyle featuring quality, unique designs and fabrics. The Tricots St. Raphael brand appeals primarily to higher-income, status conscious, professional 40-60 year-old men. We sell sportswear and sweaters under the Tricots St. Raphael brand, which is sold primarily at upscale department and specialty stores.

Jantzen and Southpoint. The Jantzen brand has a history of over 90 years, and its products are sold in upscale and major department stores, and specialty stores. We sell men’s and women’s swimwear under the Jantzen brand, as well as women’s swimwear under the Southpoint brand. We also introduced men’s and licensed women’s sportswear under the Jantzen brand to capitalize on its rich history and reputation for quality.

John Henry. The John Henry brand appeals to middle-income 25-45 year-old men. The brand is well known, is associated with quality and value, and is primarily sold in national and regional chain stores. Our John Henry product offerings form a “dress casual collection” as John Henry is considered a designer brand at national and regional chain stores.

Cubavera and the Havanera Co. The Cubavera and the Havanera Co. brands appeal to Hispanic males between the ages of 25-45 and consumers who embrace Hispanic lifestyle brands. Cubavera is currently sold in major department stores as well as specialty stores around the country, while the Havanera Co. brand is sold in national chain stores.

Natural Issue. The Natural Issue brand appeals to middle-income 25-55 year-old men. Natural Issue’s products include dress casual shirts, sweaters and pants. We have expanded our pants products to include the Natural Issue Executive Khaki pants line with cotton fabric, as well as twill and corduroy fabrics. Natural Issue is primarily sold in national and regional chain stores.

Munsingwear. Munsingwear and its sub-brands have over 100 years of history and appeal to middle-income 30-50 year-old men who prefer classic American casual sportswear. Munsingwear apparel categories include sportswear, sweaters, activewear and casual pants, and are primarily sold in national and regional chain stores. The sub-brands are also sold primarily to national and regional chain stores.

Grand Slam. Grand Slam is an American heritage brand and appeals to middle-income 30-60 year-old men who prefer classic casual gold apparel. The Grand Slam brand is primarily sold in department stores.

Original Penguin. We re-introduced the Original Penguin brand, with its signature penguin icon logo, in fiscal 2003, which is a lifestyle product for the Generation X and Y men and women who are suburban upper-middle class, ages 18 to 35. The line offers vintage inspired sportswear that its targeted consumers’ fathers used to wear. The product line is primarily sold at upscale department and upper tier specialty stores and includes apparel, shoes and accessory items.

Mondo di Marco. The Mondo di Marco collection represents the essence of its Italian heritage with a modern sportswear approach and appeals to status-driven 25-45 year old men. The brand is sold at upscale department stores and upper tier specialty stores.

Redsand. Founded on the beaches of Southern California, Redsand is firmly rooted in the progressive youth culture. Inspired by the independent spirit fundamental to the coastal lifestyle, the brand is designed to inspire self-expression and is a product of the fusion of nature, music, surf and art. Redsand is sold in department stores and national specialty and surf store chains.

Pro Player. Pro Player is an authentic brand with tremendous unisex and cross-generational appeal. The brand is committed to innovative design and quality fabrics, and appeals to health conscious 22-35 year old men who enjoy outdoor activities. The brand is sold at national and regional chain stores.

Savane. We acquired the Savane brand as part of the Tropical acquisition on February 26, 2005. The brand is associated with quality, value, and innovative designs and appeals primarily to middle-income, professional 30-50 year-old men. Its products are sold in national and regional chain stores and specialty stores.

Farah. We acquired the Farah brand as part of the Tropical acquisition on February 26, 2005. The brand is associated with value and comfort and appeals primarily to middle-income, 30-50 year-old men. In the U.K. its products are sold at department stores, specialty stores, mail order and discount club markets and primarily appeals to middle-income, 40-60 year-old men.

Nike. We signed a license agreement with Nike to design and market men’s, women’s, junior’s, boy’s and girl’s swimwear, men’s and junior’s competitive swimwear, and swimwear apparel and accessories as part of the Jantzen acquisition. Swim products are sold through sporting good stores, specialty stores, team dealers and department stores. The license agreement expires in May 2006.

PING. We have a worldwide apparel master license for the prestigious PING golf brand, which appeals to golfers and high-income, status conscious 25-50 year-old men. The license expires in December 2005, but renews automatically based on performance levels. The brand is a well-known golf brand, which we positioned to be associated with the highest standard of quality in the golf business. Products under this brand include golf shirts, sweaters, shorts and outerwear. The brand is sold primarily in golf shops, top-tier specialty, department stores and the corporate wear market.

Ocean Pacific. We acquired the license for the Ocean Pacific brand men’s casual sportswear as part of the Perry Ellis Menswear acquisition. These products are sold in national and regional chain stores. The license agreement expires in December 2005.

Other Brands. We also own the Manhattan brand, license the Tommy Hilfiger brand in women’s and junior’s fashion swimwear and licensed the NAUTICA brand until December 2004. The Manhattan brand is associated with dress casual apparel sold primarily at mass merchants and upscale department stores, respectively. The Tommy Hilfiger brand is sold in departments and specialty stores. The NAUTICA brand was licensed for our corporate wear business.

Private Label. In addition to our sales of branded products, we sell products to retailers for marketing as private label for their own store lines. In fiscal 2005, we sold private label products to Saks, Inc., Dillard’s, J.C. Penney, Goody’s, Casual Male, Kmart, Wal-Mart and Meijer. Private label sales generally yield lower gross margins than sales of comparable branded products. Private label sales accounted for approximately 11%, 9%, and 25%, of net sales during fiscal 2005, 2004, and 2003, respectively. The overall decrease in the private label business as a percentage of our net sales, from fiscal 2003, is a result of the additional net sales of apparel under the brands acquired in the Jantzen acquisition, the subsequent license agreements with Nike and Tommy Hilfiger, the Perry Ellis Menswear acquisition, and our decision to focus our efforts on selling branded products. As a result of the Tropical acquisition, however, we expect to increase our private label business because the Tropical business included several private label bottoms programs with several retailers.

Products and Product Design

We offer a broad line of high quality men’s casual sportswear, dress shirts and pants, jeans wear, golf apparel, sweaters, sports apparel, swimwear and swim accessories, activewear and leather accessories. Our womenswear offerings include swimwear and swim accessories and sportswear. Substantially all of our products are designed by our in-house staff utilizing our advanced computer-aided design technology. This technology enables us to produce computer-generated simulated samples that display how a particular style will look in a given color and fabric before it is actually produced. These samples can be printed on paper or directly onto fabric to accurately present the colors and patterns to a potential customer. In addition, we can quickly alter the simulated sample in response to our customers’ comments, such as change of color, print layout, collar style and trimming, pocket details and/or placket treatments. The use of computer-aided design technology minimizes the time-consuming and costly need to produce actual sewn samples prior to retailer approval, allows us to create custom-designed products meeting the specific needs of customers and reduces a product’s time to market, from conception to the delivery of the product to customers.

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

Our products include:

Shirts. We offer a broad line of sport shirts, which includes cotton and cotton-blend printed, yarn-dyed and solid knit shirts, cotton woven shirts, silk, cotton and rayon printed button front sport shirts, linen sport shirts, golf shirts, and embroidered knits and woven shirts. Our shirt line also includes dress shirts, dress casual shirts, brushed twill shirts, jacquard knits and yarn-dyed flannels. Additionally, we are one of the leading distributors of guayabera-style shirts in the United States. We market shirts under a number of our own brands as well as the private labels of our retail customers. Our shirts are produced in a wide range of men’s sizes, including sizes for the big and tall men’s market. Sales of shirts accounted for approximately 60%, 57%, and 65% of our net sales during fiscal 2005, 2004, and 2003, respectively.

Bottoms. Our bottoms line includes a variety of styles of wool, wool-blend, linen and polyester/rayon dress pants, casual pants in cotton and polyester/cotton and linen/cotton walking shorts. We market our bottoms as single items or as a collection to complement our shirt lines. Sales of bottoms accounted for approximately 19%, 21%, and 21% of our net sales during fiscal 2005, 2004, and 2003, respectively. We anticipate that sales of bottoms will represent a significantly greater percentage of our net sales in fiscal 2006 as a result of the Tropical acquisition.

Swimwear. Our swimwear line includes women’s, men’s and junior’s swimwear and accessories. Sales of swimwear and accessories accounted for approximately 13%, 13% and 8% of net sales during fiscal 2005, 2004 and 2003, respectively.

Other Products. We also offer sweaters, vests, jackets, pullovers and leather accessories under our existing brands, as well as private label. The majority of the other products we sell are sweaters and leather accessories. Other products accounted for approximately 8%, 9%, and 6% of net sales during each of fiscal 2005, 2004 and 2003, respectively.

Licensing Operations

We license the brands we own, and sublicense some of the brands we license, to third parties for various product categories in distribution channels and countries we do not distribute our brands. Licensing enhances the images of our brands by widening the range, product offerings and distribution of products sold under our brands without requiring us to make capital investments or incur additional operating expenses. As a result of this strategy, we have gained experience in identifying potential licensing opportunities and have established relationships with many licensees. Our licensing operation is also a significant contributor to our operating income.

As of April 10, 2005, we were the licensor in approximately 132 license agreements, 52 domestic and 80 international, for various products including footwear, men’s suits, sportswear, dress shirts and bottoms, underwear, loungewear, outerwear, activewear, neckwear, fragrances, eyewear and accessories. Wholesale sales of licensed products by our licensees (including Perry Ellis Menswear during fiscal 2004 and 2003) were approximately $456 million, $434 million, and $576 million in fiscal 2005, 2004, and 2003, respectively. We received royalties from these sales of approximately $22.8 million, $21.7 million, and $28.8 million in fiscal 2005, 2004, and 2003, respectively. While our royalties initially declined as a result of the Perry Ellis Menswear acquisition, we believe that our long-term licensing opportunities will continue to grow domestically and internationally. See our audited Consolidated Financial Statements and the related notes in this report for further information.

Although the Perry Ellis brand has international recognition, we still perceive the brand to be under-penetrated in international markets such as Europe and Asia. We are actively attempting to obtain licensees for the Perry Ellis brand in international markets. We believe that our brand and licensing experience will enable us to capitalize on these international opportunities and that the Tropical acquisition will assist us in this endeavor. In addition, we believe that the Jantzen brand’s history of over 90 years will allow us to take advantage of many domestic and international licensing opportunities.

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

Marketing, Distribution and Customers

We market our apparel products to customers principally through the direct efforts of our in-house sales staff, independent commissioned sales representatives who work exclusively for us, and other non-exclusive independent commissioned sales representatives who generally market other product lines as well as ours. We also attend major industry trade shows and “market weeks” in the apparel industry and trade shows in our swimwear, golf, and corporate businesses.

We operate 32 retail outlet stores through which we sell Perry Ellis products directly to the public. These retail stores are generally located in upscale retail outlet malls. We also operate a retail store in New York through which we sell Original Penguin products, and operate three stores near our corporate warehouse facilities.

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

We use PerrySolutions, our software system that enables our sales planners to manage our retail customers’ inventory at the SKU level. This system helps maximize the sales and margins of our products by increasing inventory turns for the retailer, which in turn reduces our product returns and markdowns and increases our profitability. We also use demographic mapping data software that helps us develop specific micro-market plans for our customers and provide them with enhanced returns on our various product lines.

We sell merchandise to a broad spectrum of retailers, including national and regional chain, upscale department, mass merchant and specialty stores. Our largest customers include Federated, May Department Stores, Dillard’s, Wal-Mart, J.C. Penney, Kohl’s, and Sears. We have developed and maintained long-standing relationships with these customers, including Dillard’s (more than 25 years), May Department Stores (more than 25 years), J.C. Penney (more than 25 years), Sears (more 25 years), Federated (17 years), Wal-Mart (15 years) and Kohl’s (11 years). We also sell merchandise to corporate wear distributors.

Net sales to our five largest customers accounted for approximately 32%, 39%, and 40% of net sales in fiscal 2005, 2004, and 2003, respectively. No customer, however, represented more than 10% of our net sales during fiscal 2005. For fiscal 2004, net sales to Kohl’s accounted for approximately 10% of our net sales. For fiscal 2003, net sales to Wal-Mart accounted for approximately 11% of net sales. No other single customer accounted for more than 10% of net sales during fiscal 2004 and 2003.

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

We use direct consumer advertising in selected markets featuring the Perry Ellis, Cubavera, the Havanera Co., John Henry, Natural Issue, Munsingwear, Grand Slam and Original Penguin brand names through the placement of highly visible billboards, sponsorships and special event advertising. We also maintain informational websites featuring our brands. We create and implement editorial and public relations strategies designed to heighten the visibility of our brands. All of these activities are coordinated around each brand in an integrated marketing approach.

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

We generally receive orders from our retailers approximately five to seven months prior to shipment. For the majority of our sales, we have orders from our retailers before we place orders with our suppliers. A summary of the order and delivery cycle for our four primary selling seasons, excluding swimwear, is illustrated below:

Merchandise Season	Advance Order Period	Delivery Period to Retailers
Spring	July to September	January to March
Summer	October to December	April and May
Fall	January to March	June to September
Holiday	April to June	October and November

Sales and receivables are recorded when inventory is shipped. Our backlog of orders includes confirmed and unconfirmed orders, which we believe, based on our past experience and industry practice, will be confirmed. As of April 11, 2005, subsequent to the Tropical acquisition, the backlog for orders of our products, all of which are expected to be shipped during fiscal 2006, was approximately $367.7 million, as compared to approximately $221.7 million as of April 1, 2004. The amount of unfilled orders at a point in time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and the scheduling of the sourcing and shipping of the product, which in most cases depends on the desires of the customer. Our backlog is also affected by an on-going trend among retailers to reduce the lead-time on their orders. In recent years, our customers have been more cautious of their inventory levels and have delayed placing orders and re-orders compared to our previous experience. Due to these factors, and because of the Tropical acquisition, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Supply of Products and Quality Control

We currently use independent contract manufacturers to supply the substantial majority of the products we sell. Of the total dollar value of sourced products in fiscal 2005, 78% was sourced from suppliers in Asia, 12% was sourced from suppliers in South and Central America, 9% was sourced from suppliers in the Middle East and 1% was sourced from suppliers in other areas of the world, respectively. We believe that the use of numerous independent contract manufacturers allows us to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and the costs of maintaining and operating production facilities. We have had relationships with some suppliers for as long as 30 years, however, none of these relationships are formal or require either party to purchase or supply any fixed quantity of product.

The vast majority of our non-swimwear products are purchased as “full packages,” where we place an order with the supplier and the supplier purchases all the raw materials, assembles the garments and ships them to our distribution facilities or third party facilities. For a small portion of our swimwear business and a portion of the Tropical business, we purchase fabric from domestic and international suppliers. We utilize sewing contractors located primarily in Mexico and the Caribbean Basin enabling us to utilize exemptions under “807” customs regulations, which provide that certain articles assembled abroad from United States components are exempt from United States duties on the value of those components. This process is generally referred to as CMT (cut, make and trim) and differs from “full package” sourcing in that we, not the supplier, purchase and own the fabric and trim components. As of January 31, 2005, we had shifted the vast majority of our swimwear business to a “full package” model and anticipate shifting an increasing percentage of the Tropical business to this sourcing model. Finished goods are generally shipped to either our distribution facilities or to third-party facilities around the United States for repackaging and distribution to customers.

We maintain a staff of experienced sourcing professionals in five offices in China (including Hong Kong), as well as the United States, South Korea, Taiwan, Vietnam and the Dominican Republic. This staff sources our products worldwide, monitors our suppliers’ purchases of raw material, and monitors production at contract manufacturing facilities in order to ensure quality control and timely delivery. We also operate through independent agents in Asia and the Middle East. Our personnel based in our Miami, Florida office perform similar functions with respect to our suppliers in Central America. We conduct inspections of samples of each product prior to cutting by contractors during the manufacturing process and prior to shipment. We also have full-time quality assurance inspectors in Latin America and the Caribbean and in each of our overseas offices.

We also generally facilitate and aid our foreign contractors in obtaining raw materials. Generally, the foreign contractors purchase the raw material in accordance with our specifications. Raw materials, which are in most instances made and/or colored especially for us, consist principally of piece goods and yarn and are specified by us from a number of foreign and domestic textile mills and converters.

We are committed to ethical sourcing standards and require our independent contractors to comply with our code of conduct. We monitor compliance by our foreign contract manufacturers with applicable laws and regulations relating to, for example, the payment of wages, working conditions and the environment. As part of our compliance program, we maintain compliance departments in the United States and overseas and routinely perform audits of our contract manufacturers and require corrective action when appropriate.

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

Import and Import Restrictions

Our import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. These agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. These agreements also allow the United States to impose, at any time, restraints on importing certain categories of products that, under the terms of the agreements, are not subject to specified limits. Most of our imported products are also subject to United States customs duties and other charges.

We closely monitor developments in quotas, duties, and tariffs and continually seek to minimize our exposure to these risks through, among other things, geographical diversification of our contract manufacturers, maintaining our overseas offices, allocating overseas production to product categories where more quota is available, and shifting of production among countries and manufacturers.

Under the terms of the World Trade Organization Agreement on Textiles and Clothing, WTO members removed all quotas effective January 1, 2005, and the current environment over textile quotas is rapidly changing. Because of our sourcing experience, capabilities and relationships, we believe we are well positioned to take advantage of the changing textile and apparel quota environment.

Competition

The apparel industry is highly competitive and fragmented. Our competitors include numerous apparel designers, manufacturers, importers, licensors, and our own customers’ private label programs, many of which are larger and have greater financial and marketing resources than we have available to us. We believe that the principal competitive factors in the industry are: (1) brand name and brand identity, (2) timeliness, reliability and quality of services provided, (3) market share and visibility, (4) price, and (5) the ability to anticipate customer and consumer demands and maintain appeal of products to customers.

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

Employees

As of April 6, 2005, subsequent to the Tropical acquisition, we had approximately 2,015 employees compared to approximately 1,398 employees as of April 6, 2004. Some of our employees at our Winnsboro, South Carolina distribution facility are subject to a collective bargaining agreement, which expires in August 2005. None of our other employees are subject to collective bargaining agreements. We consider our employee relations to be satisfactory.

Certain Risks

Our business faces certain risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business. If any of the events or circumstances described as risks below or elsewhere in this report actually occurs, our business, results of operations or financial condition could be materially and adversely affected.

We rely on a few key customers, and a significant decrease in business from or the loss of any one key customer would substantially reduce our revenues and harm our business.

We derive a significant amount of our revenues from a few major customers. For example, net sales to our five largest customers totaled approximately 32%, 39%, and 40% of net sales during fiscal 2005, fiscal 2004, and fiscal 2003, respectively. Our five largest customers in fiscal 2005 were Kohl’s, J. C. Penney, Dillard’s, Sears and Wal-Mart but no customer accounted for more than 10% of our net sales. Kohl’s represented 10% of our net sales during fiscal 2004 and Wal-Mart accounted for approximately 11% of net sales during fiscal 2003. No other single customer accounted for more than 10% of our net sales during fiscal 2004 and 2003. A significant decrease in business from or loss of any of our major customers could harm our financial condition by causing a significant decline in revenues attributable to such customers.

Although we have long-standing relationships with many of our customers, we do not have long-term contracts with any of them and purchases generally occur on an order-by-order basis. We believe that purchasing decisions are generally made independently by individual department stores within a company-controlled group. There has been a trend, however, toward more centralized purchasing decisions. As such decisions become more centralized, the risk to us of such concentration increases. Furthermore, our customers could curtail or cease their business with us because of changes in their strategic and operational initiatives, such as an increased focus on private label, consolidation with another retailer (e.g. the Sears and K Mart merger, and the proposed acquisition of May by Federated), changes in our customer’s buying patterns, financial instability and other reasons. If the proposed acquisition of May by Federated is consummated, we anticipate that the combined group would represent in excess of 10% of our fiscal 2006 net sales. If our customers curtail or cease business with us, our revenues could significantly decrease and our financial condition could be significantly harmed.

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

Our business could be adversely impacted if our swimwear business continues to remain unprofitable. Furthermore, our swimwear results could be adversely affected by several factors outside of our control.

We acquired the Jantzen swimwear business in March 2002 and the business has yet to be profitable. There can be no assurances that the business will be profitable in the future. Our future results may be adversely impacted if this business remains unprofitable. Furthermore, there are several factors which could impact the financial performance of the swimwear business, such as the highly seasonal nature of the business where the vast majority of swimwear shipments to our customers occur in our first and fourth quarters, adverse weather, temporary disruptions in the supply chain and other factors.

We are dependent upon the revenues generated by our licensing alliances and the loss or inability to renew certain licenses could reduce our royalty income or net sales and consequently reduce our net income.

A portion of our net income is derived from licensing income received from our licensing partners. The interruption of the business of several of our licensing partners at any one time could adversely affect our royalty income and net income. Licensing income accounted for $22.8 million or 3.5% of total revenues for fiscal 2005.

We currently license the PING, Nike, Tommy Hilfiger, and Ocean Pacific brands from third parties, although the Tommy Hilfiger and Ocean Pacific licenses expire in 2005. These licenses vary in length of term, renewal conditions and royalty obligations. The average term of these licenses is three to five years with automatic renewals depending upon whether we achieve certain targeted sales goals. We may not be able to renew or extend any of these licenses, on favorable terms, if at all. If we are unable to renew or extend any of these licenses, we could experience a decrease in net sales.

Our business could be harmed if we do not deliver quality products in a timely manner.

Our sourcing, logistics and technology functions operate within substantial production and delivery requirements and subjects us to the risks associated with unaffiliated manufacturers, transportation and other risks. If we do not comply with customer product requirements or meet their delivery requirements, our customers could reduce our selling prices, require significant margin support, reduce the amount of business they do with us, or cease to do business with us, all of which would harm our business.

We may face challenges integrating the Tropical acquisition business or any other businesses we may acquire, which may negatively impact our business.

As part of our strategy of making selective acquisitions, we acquire new brands and product categories. These and future acquisitions have inherent risks, including the risk that the projected sales and net income from the acquisition may not be generated, the risk that the integration is more costly and takes longer than anticipated, risks of retaining key personnel, and risks associated with unanticipated events and unknown legal liabilities. Any of these and other risks may harm our business.

We will need to integrate Tropical’s business into our operations in order to achieve the anticipated benefits of the Tropical acquisition. We face many challenges in consolidating functions and integrating management procedures, personnel and operations in an efficient and effective manner, which if not managed as projected, may negatively impact our business. Some of these challenges include increased demands on management related to the significant increase in the size and diversity of our business after the Tropical acquisition, the dedication of management’s attention to implement our strategies for the Tropical business, the retention and integration of key Tropical employees, determining aspects of Tropical’s business that are to be kept separate and distinct from our other businesses, and difficulties in assimilating Tropical’s corporate culture and practices into ours.

We have a significant amount of debt, which could have important negative consequences to us, including making it difficult for us to satisfy all of our obligations in the event we experience financial difficulties.

We have a significant amount of debt. As of January 2005, we had $233 million of debt outstanding (excluding amounts outstanding under our letter of credit facilities).

Our substantial indebtedness could have important consequences, including:

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

Our ability to pay interest on our indebtedness and to satisfy our other debt obligations will depend upon, among other things, our future operating performance and cash flow and our ability to refinance indebtedness when necessary. Each of these factors is, to a large extent, dependent on general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If, in the future, we cannot generate sufficient cash from operations to make scheduled payments on our indebtedness or to meet our liquidity needs or other obligations, we will need to refinance our existing debt, obtain additional financing or sell assets. We cannot assure that we will be able to renegotiate or refinance any of our debt on commercially reasonable terms or at all. In addition, our interest expense may increase if general economic conditions result in an increasing interest rate environment because most of our debt is based on variable as opposed to fixed rates. We cannot assure that our business will generate cash flow, or that we will be able to obtain funding, sufficient to satisfy our debt service requirements.

We operate in a highly competitive and fragmented industry and our failure to successfully compete could result in a loss of one or more significant customers.

The apparel industry is highly competitive and fragmented. Our competitors include numerous apparel designers, manufacturers, importers and licensors, many of which have greater financial and marketing resources than us. We believe that the principal competitive factors in the apparel industry are:

•	brand name and brand identity,

•	timeliness, reliability and quality of services provided,

•	market share and visibility,

•	price, and

•	the ability to anticipate customer and consumer demands and maintain appeal of products to customers.

The level of competition and the nature of our competitors varies by product segment with low-margin, mass-market manufacturers being our main competitors in the less expensive segment of the market and U.S. and foreign designers and licensors competing with us in the more upscale segment of the market. If we do not maintain our brand names and identities and continue to provide high quality and reliable services on a timely basis at competitive prices, we may not be able to continue to compete in our industry. If we are unable to compete successfully, we could lose one or more of our significant customers, which, if not replaced, could negatively impact our sales and financial performance.

We depend on certain key personnel the loss of which could negatively impact our ability to manage our business.

Our future success depends to a significant extent on retaining the services of certain executive officers and directors, in particular George Feldenkreis, our chairman of the board and chief executive officer, and Oscar Feldenkreis, our president and chief operating officer. They are each party to an employment agreement, which was renewed in December 2002 for an additional two-year period expiring in May 2005, although we expect to enter into new employment agreements in the near future. The loss of the services of either George Feldenkreis or Oscar Feldenkreis, or any other key member of management, could have a material adverse effect on our ability to manage our business. Our continued success is dependent upon our ability to attract and retain qualified management, administrative and sales personnel to support our future growth. Our inability to do so may have a significant negative impact on our ability to manage our business.

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

We own a 345,000 square foot distribution center in Seneca, South Carolina, a 380,000 square foot distribution facility in Winnsboro, South Carolina, and a 305,000 square foot distribution facility in Tampa, Florida.

We lease several locations in New York City, totaling approximately 157,000 square feet, with leases expiring from December 2007 to May 2014. These locations are used for office, design, and showroom space.

We lease 35,947 square feet for office space used by our swimwear business in Portland, Oregon, pursuant to a lease, which expires in December 2009.

We also operate 36 retail stores, comprising approximately 96,000 square feet of selling space, all of which are leased.

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

	High	Low
Fiscal Year 2004
First Quarter	$20.94	$17.54
Second Quarter	23.96	18.25
Third Quarter	29.73	22.41
Fourth Quarter	27.92	22.24

Fiscal Year 2005
First Quarter	29.95	21.58
Second Quarter	29.10	21.85
Third Quarter	24.53	19.45
Fourth Quarter	22.48	18.20

(b)	Holders

As of April 8, 2005, there were approximately 133 shareholders of record of our common stock. We believe the number of beneficial owners of our common stock is in excess of 1,100.

(c)	Dividends

We have not paid any cash dividends since our inception and do not contemplate doing so in the near future. Payment of cash dividends is prohibited under our senior credit facility and indentures governing our senior secured notes and senior subordinated notes. See Notes 15 through 18 to the consolidated financial statements of Perry Ellis included in Item 8 of this Report. Any future decision regarding payment of cash dividends will depend on our earnings and financial position and such other factors, as our board of directors deems relevant.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

The section under the heading “Executive Compensation” entitled “Equity Compensation Plan Information for Fiscal 2005” in the Company’s proxy statement for the 2005 annual meeting of shareholders is incorporated herein by reference.

For additional information concerning the Company’s capitalization please see Note 24, “Stock Options and Warrants” of the Notes to the Consolidated Financial Statements included in Item 8.

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

Fiscal Year Ended January 31,	2005	2004	2003	2002	2001
Income Statement Data:
Net sales	$633,774	$484,198	$277,028	$251,310	$258,888
Net royalty income	22,807	21,718	28,813	26,681	25,790

Total revenues	656,581	505,916	305,841	277,991	284,678
Cost of sales	448,531	338,781	205,001	191,601	200,884

Gross profit	208,050	167,135	100,840	86,390	83,794
Selling, general and administrative Expenses	153,282	117,300	63,850	55,447	49,408
Depreciation and amortization	6,557	5,043	3,583	6,662	6,130

Operating income	48,211	44,792	33,407	24,281	28,256
Costs on early extinguishment of debt	—	7,317	—	—	—
Interest expense	14,575	16,414	15,795	13,550	15,766

Income before minority interest and income tax provision	33,636	21,061	17,612	10,731	12,490
Minority Interest	467	214	89	83	—
Income taxes	12,207	7,695	6,726	4,040	4,663

Net Income	$20,962	$13,152	$10,797	$6,608	$7,827

Net income per share:
Basic	$2.30	$1.71	$1.69	$1.01	$1.17
Diluted	$2.15	$1.59	$1.65	$1.01	$1.16
Weighted average number of
shares outstanding
Basic	9,123	7,683	6,387	6,517	6,689
Diluted	9,732	8,296	6,550	6,535	6,745

Other Financial Data and Ratios:
EBITDA (a)	$54,301	$49,621	$36,901	$30,860	$34,386
Cash flows from operations	23,474	(11,314)	(16,796)	22,375	(2,112)
Cash flows from investing	(17,786)	(44,887)	(47,349)	(3,021)	(5,434)
Cash flows from financing	(1,611)	52,409	67,479	(18,319)	7,665
Capital expenditures	(13,971)	(8,673)	(22,077)	(2,922)	(2,712)

Balance Sheet Data (at year end):
Working capital	207,803	192,931	119,898	60,932	88,879
Total assets	514,960	480,401	331,237	234,061	243,113
Total debt (b)	233,031	257,158	194,432	120,828	137,066
Total stockholders’ equity	$194,568	$150,883	$99,402	$87,204	$82,879

a)

EBITDA represents net income before taking into consideration interest expense, depreciation expense and amortization expense as outlined below in tabular format. EBITDA is not a measurement of financial performance under generally accepted accounting principles and does not represent cash flow from operations. Accordingly, do not regard this figure as an alternative to cash flows as a measure of liquidity. We believe that EBITDA provides some indication of Perry Ellis’ ability to satisfy its debt obligations but is not necessarily comparable with similarly titled measures for other companies. See “Statement of Cash Flows” in our consolidated financial statements.

b)	Total debt includes balances outstanding under Perry Ellis’ senior credit facility, senior secured notes, senior subordinated notes, real estate mortgage and lease payable long term.

	Fiscal Year Ended January 31 In thousands
	2005	2004	2003	2002	2001
Net Income	$20,962	$13,152	$10,797	$6,608	$7,827

Depreciation & amortization	6,557	5,043	3,583	6,662	6,130
Interest Expense	14,575	16,414	15,795	13,550	15,766
Income Taxes	12,207	7,695	6,726	4,040	4,663
Costs of early extinguishment of debt	—	7,317	—	—	—

EBITDA	$54,301	$49,621	$36,901	$30,860	$34,386

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We began operations in 1967 as Supreme International Corporation and initially focused our efforts on marketing guayabera shirts, and other men’s apparel products targeted at the Hispanic market in Florida and Puerto Rico. Over time we expanded our product line to offer a variety of men’s sport shirts. In 1988, we developed the Natural Issue brand and completed our initial public offering in 1993. In 1996, we began an expansion strategy through the acquisition of brands including the Munsingwear family of brands in 1996, the John Henry and Manhattan brands from Perry Ellis Menswear in 1999 and the Perry Ellis brand in 1999. Following the Perry Ellis acquisition, we changed our name from Supreme International Corporation to Perry Ellis International, Inc. to better reflect the name recognition that the brand provided. In 2002, we acquired the Jantzen brand and in June 2003 we acquired Perry Ellis Menswear, our largest licensee, giving us greater control of the Perry Ellis brand, as well as adding other brands owned by Perry Ellis Menswear. Subsequent to fiscal 2005, on February 26, 2005, we completed the Tropical acquisition, making us one of the largest supplier’s of bottoms in the United States.

We are one of the leading apparel companies in the United States. We control a portfolio of major men’s and women’s brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution through up to 15,000 doors. Our portfolio of highly recognized brands includes Perry Ellis and Perry Ellis America, which we believe together generate over $1 billion in annual retail sales, Axis, Tricots St. Raphael, Jantzen, John Henry, Cubavera, the Havanera Co., Natural Issue, Munsingwear, Grand Slam, Original Penguin, Mondo Di Marco, Redsand, Pro Player, Manhattan, Savane and Farah. We also (i) license the Nike and Tommy Hilfiger brands for swimwear and swimwear accessories, (ii) are the worldwide master licensee for PING golf apparel, (iii) license the Ocean Pacific brand for certain men’s sportswear categories, and (v) license the PGA Tour brand for golf apparel.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate incentive market as well as clubs and independent retailers in the United States and Canada. Our largest customers include Federated Department Stores, Inc., Dillard’s Inc., The May Department Stores Company, Wal-Mart Stores, Inc., J.C. Penney Company, Kohl’s

Corporation, and Sears. We also operate 36 retail stores located primarily in upscale retail outlet malls across the United States. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through approximately 52 domestic and approximately 80 international license agreements.

Our wholesale business, which is comprised of men’s sportswear and women’s and men’s swimwear and swimwear accessories, accounted for 97% of our total revenues in fiscal 2005, and our licensing business accounted for 3% of our total revenues in fiscal 2005. We have traditionally focused on the men’s sportswear market, which represented approximately 87% of our total wholesale revenues in fiscal 2005, while our women’s and men’s swimwear market represented approximately 13% of our total wholesale revenues in fiscal 2005.

Our licensing business is a significant contributor to our operating income. We license the brands we own to third parties for the manufacturing and marketing of various products in distribution channels and countries in which we do not distribute those brands, including men’s and women’s footwear, men’s suits, underwear, loungewear, outerwear, fragrances, eyewear and accessories. These licensing arrangements raise the overall awareness of our brands without requiring us to make capital investments or incur additional operating expenses.

Subsequent to fiscal 2005, on February 26, 2005, we acquired certain domestic operating assets of Tropical Sportswear Int’l Corporation and its subsidiaries and Tropical’s United Kingdom subsidiary. Tropical was a leading designer, marketer and distributor of men’s branded and private label bottoms to all channels of distribution. With the Tropical acquisition, we believe we have become one of the largest suppliers of men’s bottoms in the United States, added significant revenues, further strengthened and balanced our product mix, and added to our portfolio of brands. The Tropical acquisition also provides us with a state-of-the-art distribution facility in Tampa, Florida and a strong platform to expand our existing brands into Europe as a result of the acquired U.K. subsidiary.

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

We believe that our future growth will come as a result of our recently completed Tropical acquisition, as well as through organic growth from our continued emphasis on our existing brands; new and expanded product lines; domestic and international licensing opportunities; and selective acquisitions and opportunities that fit strategically with our business model. Our future results may be impacted by risks and trends set forth in “Item 1. Business-Certain Risks” and elsewhere in this report.

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

Accounts Receivable. We maintain an allowance for doubtful accounts receivables and an allowance for estimated trade discounts, co-op advertising, allowances provided to retail customers to flow goods through the retail channel, and losses resulting from the inability of our retail customers to make required payments considering historical and anticipated trends.

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

Intangible Assets. We have, at the present time, only one class of indefinite lived assets, trademarks. We review our intangible assets with indefinite useful lives for possible impairments on an annual basis in accordance with SFAS No. 142 and perform impairment testing as of February 1st of each year by among other things, obtaining independent third party valuations. We evaluate the “fair value” of our identifiable intangible assets for purposes of recognition and measurement of impairment losses. Evaluating indefinite useful life assets for impairment involves certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations, historical and anticipated performance of our operations and other factors. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected.

Deferred Taxes. We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized based on the differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates. A valuation allowance is recorded, if required, to reduce deferred tax assets to that portion which is expected to more likely than not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses. If our estimates and assumptions about future taxable income are not appropriate, the value of our deferred tax asset may not be recoverable.

Retirement-Related Benefits. The pension obligations related to our defined benefit pension plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate, expected return of plan assets, future compensation increases, and other factors, which are updated on an annual basis. Management is required to consider current market conditions, including changes in interest rates, in making these assumptions. Actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect the recognized pension expense or benefit and our pension obligation in future periods. The fair value of plan assets is based on the performance of the financial markets, particularly the equity markets. Therefore, the market value of the plan assets can change dramatically in a relatively short period of time. Additionally, the measurement of the plan’s benefit obligation is highly sensitive to changes in interest rates. As a result, if the equity market declines and/or interest rates decrease, the plan’s estimated accumulated benefit obligation could exceed the fair value of the plan assets and therefore, we would be required to establish an additional minimum liability, which would result in a reduction in shareholder’s equity for the amount of the shortfall. For fiscal 2005 and 2004, we did not record an additional minimum pension liability calculated under the provisions of SFAS No. 87. We did not have any pension obligation in 2003.

Our Results of Operations for Fiscal 2005

The following table sets forth, for the periods indicated, selected items in our consolidated statements of income expressed as a percentage of total revenues:

Fiscal Year Ended January 31	2005	2004	2003
Net Sales	96.5%	95.7%	90.6%
Royalty Income	3.5%	4.3%	9.4%

Total Revenues	100.0%	100.0%	100.0%

Cost of Sales	68.3%	67.0%	67.0%

Gross Profit	31.7%	33.0%	33.0%
Selling, general and administrative expenses	23.3%	23.2%	20.9%
Depreciation and amortization	1.0%	1.0%	1.2%

Operating Income	7.3%	8.9%	10.9%
Costs on early extinguishment of debt	0.0%	1.4%	0.0%
Interest Expense	2.2%	3.2%	5.2%

Income before minority interest and income taxes	5.1%	4.2%	5.8%
Minority interest	0.1%	0.0%	0.0%
Income tax provision	1.9%	1.5%	2.2%

Net Income	3.2%	2.6%	3.5%

The following is a discussion of our results of operations for the fiscal year ended January 31, 2005 (“fiscal 2005”) as compared with the fiscal year ended January 31, 2004 (“fiscal 2004”) and fiscal 2004 as compared with the fiscal year ended January 31, 2003 (“fiscal 2003”).

Our Fiscal 2005 Results as compared to our Fiscal 2004 Results

Net sales. Net sales in fiscal 2005 were $633.8 million, an increase of $149.6 million, or 30.9%, from $484.2 million in fiscal 2004. The increase in net sales reflects strong organic growth of approximately $70 million from our core wholesale and swimwear businesses as well as approximately $80 million of growth from the Perry Ellis Menswear acquisition, completed in June 2003. Organic sales growth of $70 million was comprised of $53 million, from increased growth in multiple brands in our men’s wholesale business such as Cubavera, Axist, John Henry, Original Penguin and Mondo di Marco, and a $17 million growth in our swimwear business, such as Jantzen, Nike and Southpoint.

Royalty income. Royalty income in fiscal 2005 was $22.8 million, an increase of $1.1 million, or 5.1%, from $21.7 million in fiscal 2004. This increase was comprised of approximately $3 million in increases in royalty income from both new licenses in various brands such as Perry Ellis, Original Penguin, Cubavera and others as well as increased royalties from existing licenses. These increases were partially offset by the loss of approximately $2 million in royalty income previously received from Perry Ellis Menswear prior to our acquisition in June 2003. Royalty income is derived from agreements entered into by us with our licensees, which average three years in length. The vast majority of our license agreements require licensees to pay us a royalty based on net sales and require licensees to pay a guaranteed minimum royalty. Approximately 75% of our royalty income was attributable to guaranteed minimum royalties with the balance attributable to royalty income in excess of the guaranteed minimums for each of fiscal 2005 and 2004.

Gross profit. Gross profit was $208.1 million in fiscal 2005, an increase of $41 million, or 24.5%, from $167.1 million in fiscal 2004. This increase was due to our strong organic growth and the Perry Ellis Menswear acquisition. As a percentage of total revenue, gross profit margins were 31.7% in fiscal 2005 compared to 33.0%

in fiscal 2004. The decrease in gross profit margin rate was primarily attributable to (a) lower swimwear business gross margins in fiscal 2005 and (b) the decrease in royalty income as a percentage of our total revenues, as a result of the Perry Ellis Menswear acquisition. Wholesale gross profit margins (which exclude the impact of royalty income) was 29.2% in fiscal 2005, compared to 30.0% in fiscal 2004, with this decrease attributable to lower swimwear business gross margins as a result of higher off price sales of product.

Selling, general and administrative expenses. Selling, general and administrative expenses in fiscal 2005 were $153.3 million, an increase of $36.0 million, or 30.7%, from $117.3 million in fiscal 2004. Approximately $25 million of this increase was due to the Perry Ellis Menswear acquisition, with the balance of the growth attributable to costs associated with supporting our strong organic sales growth. As a percentage of total revenues, selling, general and administrative expenses were essentially flat, at 23.3% in fiscal 2005 as compared to 23.2% in fiscal 2004, primarily as a result of tight expense management during the year.

Depreciation and amortization. Depreciation and amortization in fiscal 2005 was $6.6 million, an increase of $1.6 million, or 32.0%, from $5.0 million in fiscal 2004. The increase is due to the Perry Ellis Menswear acquisition, as well as the impact of property, equipment and systems purchases in fiscal 2005 and 2004. As of January 31, 2005, we owned approximately $49 million of property, plant and equipment as compared to approximately $39 million as of January 31, 2004.

Interest expense/Cost of early extinguishment of debt. Interest expense in fiscal 2005 was $14.6 million, a decrease of $1.8 million, or 11.0%, from $16.4 million in fiscal 2004. Additionally, in fiscal 2004, we incurred $7.3 million of costs on early extinguishment of debt associated with the redemption of certain senior subordinated notes that did not reoccur in fiscal 2005. The decrease in interest expense during fiscal 2005 is attributable to (a) lower average borrowings under the senior credit facility during the fiscal year as a result of cash flow from operations and our public offering of 950,000 shares of common stock completed in June 2004 and (b) lower effective interest costs as a result of refinancing of our $100 million 12 ¼% senior subordinated notes, which were partially hedged with derivative hedging transactions, with the $150 million 8  7/8% senior subordinated notes issued in September 2003, which were fully hedged with derivative hedging transactions.

As of January 31, 2005, we had $233.0 million in long-term debt as compared to $257.2 million as of January 31, 2004. The decrease in long-term debt is a result of cash flow from operations, as well as, the impact of the public offering of 950,000 shares of common stock completed in June 2004. The impact of derivative hedging transactions is described further in “Item 3: Quantitative and Qualitative Disclosures about Market Risks.”

Income taxes. Income tax provision in fiscal 2005 was $12.2 million, a $4.5 million increase or 58%, from $7.7 million in fiscal 2004. For fiscal 2005, our effective tax rate was 36.3% as compared to 36.5% in fiscal 2004.

Net income. Net income in fiscal 2005 was $21.0 million, an increase of $7.8 million, or 60.3%, from $13.2 million in fiscal 2004 as a result of the above-mentioned factors.

Our Fiscal 2004 Results as compared to our Fiscal 2003 Results

Net sales. Net sales in fiscal 2004 were $484.2 million, an increase of $207.2 million, or 74.8%, from $277.0 million in fiscal 2003. The increase in net sales reflects organic growth of approximately $35 million from our core wholesale operations as well as approximately $165 million of growth from the Perry Ellis Menswear acquisition completed in June 2003. Organic growth was primarily attributable to increased swimwear business sales and to a lesser extent our men’s sportswear business.

Royalty income. Royalty income in fiscal 2004 was $21.7 million, a decrease of $7.1 million, or 24.6%, from $28.8 million in fiscal 2003. The decrease in royalty income for fiscal 2004 was due to two reasons. First, the loss of $3.5 million in royalty income we previously received from Perry Ellis Menswear. We acquired Perry Ellis Menswear in June 2003. For the fiscal years 2001 through 2003 Perry Ellis Menswear was our largest licensee, and its results are now recognized in our net sales. Second, the decrease in royalty income was also attributable to the decreases in royalty income from certain of the licensees of the Perry Ellis and John Henry brands. Royalty income is derived from agreements entered into by us with our licensees, which average three years in length. The vast majority of our license agreements require licensees to pay us a royalty, based on net sales and require licensees to pay a guaranteed minimum royalty. Approximately 67% of our royalty income was attributable to guaranteed minimum royalties with the balance attributable to royalty income in excess of the guaranteed minimums for each of fiscal 2004 and 2003.

Gross profit. Gross profit was $167.1 million in fiscal 2004, an increase of $66.3 million or 65.8%, from $100.8 million in fiscal 2003. The increase was due to the Perry Ellis Menswear acquisition as well as organic growth. As a percentage of total revenue, gross profit margins were 33.0% in fiscal 2004 as compared to 33.0% in fiscal 2003. The decrease in royalty income mentioned earlier adversely impacted the overall gross profit margin percent; however, that decrease was offset by an improvement in our gross margin percent in our wholesale business. Wholesale gross profit margins (which exclude the impact of royalty income) improved as a percentage of net sales in fiscal 2004 to 30.0% as compared to 26.0% in fiscal 2003. This improvement came as a result of the impact of sales from the Perry Ellis Menswear acquisition and from our continued success in realigning our business to higher margin branded business as compared to private label sales. Branded sales accounted for 91% of net sales in fiscal 2004 as compared to 75% in fiscal 2003.

Selling, general and administrative expenses. Selling, general and administrative expenses in fiscal 2004 were $117.3 million, an increase of $53.4 million, or 83.6%, from $63.9 million in fiscal 2003. Approximately $37 million of this increase was due to the Perry Ellis Menswear acquisition, with approximately $11 million attributable to support of our swimwear division’s growth as well as costs incurred supporting our organic growth, and an increase in advertising, marketing and design to support our existing brands, such as Perry Ellis, Cubavera, the Havanera Co., and Original Penguin. As a percentage of total revenues, selling, general and administrative expenses were 23.2% in fiscal 2004 as compared to 20.9% in fiscal 2003 with this increase primarily due to the Perry Ellis Menswear acquisition.

Depreciation and amortization. Depreciation and amortization in fiscal 2004 was $5.0 million, an increase of $1.5 million, or 40.7%, from $3.6 million in fiscal 2003. The increase is due to the increase in property and equipment purchased in fiscal 2004 and a full year of depreciation from the purchase of the main administrative office, warehouse and distribution facility in Miami and the Seneca distribution center. As of January 31, 2004, we owned approximately $39.0 million of property, plant and equipment as compared to $31.0 million of property, plant and equipment as of January 31, 2003.

Costs on early extinguishment of debt. As a result of redeeming our $100 million in senior subordinated notes in fiscal 2004, which were scheduled to mature in April 2006, our costs on early extinguishment of debt in fiscal 2004 was $7.3 million. The costs on early extinguishment of debt include the call premium we paid and other associated redemption costs.

Interest expense. Interest expense in fiscal 2004 was $16.4 million, an increase of $.6 million, or 3.8%, from $15.8 million in fiscal 2003. The increase is mainly due to higher average debt balances, including the $150.0 million senior subordinated notes issued in September 2003, offset by the impact of certain derivative hedging transactions.

As of January 31, 2004, we had $257.2 million in long-term debt as compared to $194.4 million as of January 31, 2003. The increase in long-term debt is a direct result of the long-term debt we incurred in connection with the Perry Ellis Menswear acquisition. In addition, we had an additional $11.8 million outstanding under our senior credit facility as compared to the prior fiscal year, which resulted in higher interest expense. The interest expense on higher outstanding debt was offset in part by the impact of certain derivative hedging transactions described in “Item 3: Quantitative and Qualitative Disclosures about Market Risks.”

Income taxes. Income taxes in fiscal 2004 were $7.7 million, a $1.0 million increase as compared to $6.7 million for fiscal 2003. For fiscal 2004, our effective tax rate was 36.5% as compared to 38.1% in fiscal 2003.

Net income. Net income in fiscal 2004 was $13.2 million, an increase of $2.3 million, or 21.2%, as compared to net income of $10.8 million in fiscal 2003. The increase in net income was due to the changes described above.

Our Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations, acquisitions and capital expenditures. We believe that as a result of the planned growth in our business, our working capital requirements will increase to accommodate higher accounts receivable and inventories. As of January 31, 2005, our total working capital was $207.8 million as compared to $192.9 million as of January 31, 2004. We believe that our cash flows from operations and borrowings under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs.

Net cash provided by operating activities was $23.5 million in fiscal 2005 as compared to cash used in operating activities of $11.3 million in fiscal 2004 and $16.8 million provided by operations in fiscal 2003. The increase of $34.8 million in the level of cash provided by operating activities in fiscal 2005 as compared to fiscal 2004 is primarily attributable to higher net income, as well as, due to working capital leverage, primarily due to increased accounts payable leverage on inventory purchases, partially offset by increased accounts receivable as a result of our sales growth. The increase of $5.5 million in the level of cash used in operating activities in fiscal 2004 as compared to fiscal 2003 is primarily attributable to a decrease in the use of cash related to accounts receivable, inventory, accounts payable and accrued expenses, and higher net income.

Net cash used in investing activities was $17.8 million in fiscal 2005, which primarily reflects purchases of property and equipment of $14.0 million and the purchase of additional trademarks of $3.8 million. Net cash used in investing activities was $44.9 million in fiscal 2004, which primarily reflects the cash portion of the acquisition of Perry Ellis Menswear for $34.5 million, net of cash acquired, purchases of property and equipment of $8.7 million and the purchase of the Redsand trademark for $1.8 million. In fiscal 2003, net cash used in investing activities was $47.3 million, principally due to the Jantzen acquisition and purchases of property and equipment. In fiscal 2003, we used $22.1 million for the purchase of property, plant and equipment, which included the $14.5 million contingent rental payment that was required by the termination of the synthetic lease for our principal executive and administrative office in Miami and $2.5 million for the purchase of the Seneca distribution center. We anticipate capital expenditures during fiscal 2006 to approximate $10 million to $12 million for property, equipment and systems.

Net cash used in financing activities in fiscal 2005 was $1.6 million, which primarily reflects the net payments to our senior credit facility of $23.9 million, net proceeds of $21.1 million from our public offering of 950,000 shares of common stock completed in June 2004 and proceeds from the exercise of employee stock options of $0.9 million. Net cash provided by financing activities in fiscal 2004 was $52.4 million, which primarily reflects the net proceeds from our senior credit facility of $11.8 million, net proceeds from our offering of our 8 7/8% senior subordinated notes of $146.8 million, proceeds from the exercise of employee stock options of $2.1 million, offset by payments to redeem our 12¼% senior subordinated notes of $107.3 million, which included a redemption premium, and purchases of treasury stock of $1.0 million. Net cash provided by financing activities in fiscal 2003 was $67.5 million, which reflects the net proceeds from our offering of senior secured notes of $55.6 million, the proceeds from the exercise of employee stock options of $1.3 million, proceeds from the real estate mortgage of $11.6 million that we used to acquire our principal executive and administrative office, warehouse and distribution facility in Miami, offset by net repayments under our senior credit facility of $1.2 million, and scheduled payments on our 12¼% senior subordinated notes of $2.2 million.

The Tropical Sportswear Acquisition

Subsequent to fiscal 2005, on February 26, 2005, we acquired certain domestic operating assets of Tropical and its subsidiaries and Tropical’s United Kingdom subsidiary for $88.5 million, subject to a downward adjustment for Tropical’s accounts receivable and inventories at closing. The acquisition was funded from our senior credit facility.

Tropical was a leading designer, marketer and distributor of men’s branded and private label bottoms to all channels of distribution. With the Tropical acquisition, we believe we have become one of the largest suppliers of men’s bottoms in the United States, added significant revenues, further strengthened and balanced our product mix, and added to our portfolio of brands. The Tropical acquisition also provides us with a state-of-the-art distribution facility in Tampa, Florida and a strong platform to expand our existing brands into Europe as a result of the acquired U.K. subsidiary.

Senior Credit Facility

Subsequent to fiscal 2005, on February 26, 2005, we amended the senior credit facility with Wachovia Bank, National Association (formerly Congress financial Corporation, Florida). The following are significant amendments to the facility: (i) the line was increased to $175 million from $110 million; (ii) eligible factored receivables was increased to $50 million from $30 million; (iii) the inventory borrowing limit was increased to $90 million from $60 million; (iv) Tropical’s U.K. subsidiary was added as a borrower and a guarantor; (v) the sublimit for letters of credit was increased to $60 million from $30 million and (vi) the amount of letter of credit facilities available outside of the facility was increased to $110 million from $60 million.

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

Borrowing Base. Borrowings under the senior credit facility are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to the lesser of either (1) the sum of (a) 85.0% of eligible receivables plus (b) 85.0% of our eligible factored accounts receivables up to $50.0 million plus (c) the lesser of (i) the inventory loan limit, or (ii) the lesser of (A) 65.0% of eligible finished goods inventory, or (B) 85.0% of the net recovery percentage (as defined in the senior credit facility) of eligible inventory, or (2) the loan limit; and in each case minus (x) 35.0% of the amount of outstanding letters of credit for eligible inventory, (y) the full amount of all other outstanding letters of credit issued pursuant to the senior credit facility which are not fully secured by cash collateral, and (z) licensing reserves for which we are the licensee of certain branded products.

Interest. Interest on the principal balance under the senior credit facility accrues, at our option, at either (a) our bank prime lending rate with adjustments depending upon our quarterly average excess availability plus excess cash or leverage ratio or (b) 1.60% above the rate quoted by our bank as the average Eurodollar Rate (“Eurodollar”) for 1-, 2-, 3- and 6-month Eurodollar deposits with 20 to 25 basis point adjustments depending upon our quarterly average excess availability plus excess cash and leverage ratio at the time of borrowing.

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

Letter of Credit Facilities

As of January 31, 2005, we maintained four U.S. dollar letter of credit facilities totaling $90.0 million and one letter of credit facility totaling $3.0 million utilized by our Canadian joint venture. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. As of January 31, 2005, there was $20.8 million available under existing letter of credit facilities.

$57 Million Senior Secured Notes Payable

In fiscal 2003, we issued $57 million 9½% senior secured notes due March 15, 2009. The proceeds of the offering were used to finance the Jantzen acquisition, to reduce the amount of outstanding debt under the previous senior credit facility and as additional working capital. The proceeds to us were $55.6 million yielding an effective interest rate of 9.74% after deduction of discounts. We entered into certain derivative hedging transactions described in “Item 7A: Quantitative and Qualitative Disclosures about Market Risks” in order to minimize debt service costs related to these senior secured notes.

The senior secured notes are secured by a first priority security interest granted in our existing portfolio of trademarks and licenses as of March 2002. The senior secured notes are senior secured obligations of ours and rank pari passu in right of payment with all of our existing and future senior indebtedness. The senior secured notes are effectively senior to all of our unsecured indebtedness to the extent of the value of the assets securing the senior secured notes.

Certain Covenants. The indenture governing the senior secured notes contains certain covenants which restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We are prohibited from paying cash dividends under these covenants. We believe we are currently in compliance with all of the covenants in this indenture. We could be materially harmed if we violate any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could also constitute a cross-default under our senior credit facility, letter of credit facilities, real estate mortgage and the indenture relating to our senior subordinated notes resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

$150 million Senior Subordinated Notes Payable

In fiscal 2004, we issued $150 million 8 7/8% senior subordinated notes, due September 15, 2013. The proceeds of this offering were used to redeem previously issued $100 million 12¼% senior subordinated notes and to pay down the outstanding balance of the senior credit facility at that time. The proceeds to us were $146.8 million yielding an effective interest rate of 9.1%. We entered into certain derivative hedging transactions described in “Item 7A: Quantitative and Qualitative Disclosures about Market Risks” in order to minimize debt service costs related to these senior subordinated notes.

Certain Covenants. The indenture governing the senior subordinated notes contains certain covenants which restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We believe we are currently in compliance with all of the covenants in this indenture. We are prohibited from paying cash dividends under these covenants. We could be materially harmed if we violate any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, the letter of credit facilities, real estate mortgage and the indenture relating to our senior secured notes resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Real Estate Mortgage

In fiscal 2003, we acquired our main administrative office, warehouse and distribution facility in Miami and partially refinanced the acquisition of the facility with an $11.6 million mortgage. The real estate mortgage contains certain covenants. We believe we are currently in compliance with all of our covenants under the real estate mortgage. We could be materially harmed if we violate any covenants because the lender under the real estate mortgage could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indentures relating to our senior secured notes and senior subordinated notes resulting in all our of debt obligations becoming immediately due and payable.

Contractual Obligations and Commercial Contingent Commitments

The following tables illustrate the principle balance of our contractual obligations and commercial contingent commitments as of January 31, 2005 and include the effects of the transactions and amendments discussed above that occurred during the year ended January 31, 2005:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior subordinated notes payable	$150,000	$—	$—	$—	$150,000

Senior secured notes payable	$57,000	$—	$57,000	$—	$—

Senior credit facility	$10,771	$—	$10,771	$—	$—

Real estate mortgage	$11,533	$140	$487	$10,906	$—

Operating leases	$46,219	$8,030	$19,945	$4,817	$13,427

Total contractual cash obligations	$275,523	$8,170	$88,203	$15,723	$163,427

		Amount of Contingent Commitment Expiration Per Period
		(in thousands)
Other Commercial Contingent Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of credit	$58,503	$58,503	$—	$—	$—
Standby letters of credit	$13,707	$13,707	$—		$—

Total commercial contingent commitments	$72,210	$72,210	$—	$—	$—

Total contractual obligations and other contingent commitments	$347,733	$80,380	$88,203	$15,723	$163,427

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

Derivatives Financial Instruments

Derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or shareholders’ equity (as a component of comprehensive income), depending on whether the derivative qualifies to be used to hedge changes in fair value or cash flows. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risks” for further discussion about derivative financial instruments.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our financial position and results of operations as of and for the fiscal year ended January 31, 2005.

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

Derivatives on $57 Million Senior Secured Notes Payable

In conjunction with the fiscal 2003 offering of $57 million of 9½% senior secured notes due March 15, 2009, the Company entered into interest rate swap and option agreements (the “$57 million Swap Agreement”) for an aggregate notional amount of $57 million in order to minimize the debt servicing costs associated with the 9½% senior secured notes. The $57 million Swap Agreement is scheduled to terminate on March 15, 2009. Under the $57 million Swap Agreement, the Company is entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 9½% and is obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the three-month LIBOR rate plus 369 basis points for the period through March 15, 2009. The $57 million Swap Agreement has optional call provisions with trigger dates of March 15, 2005, March 15, 2006 and March 15, 2007, which contain premium requirements in the event the call is exercised. The $57 million Swap Agreement is a fair value hedge as it has been designated against the 9½% senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The $57 million Swap Agreement is reflected at fair value in the Company’s consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $57 million Swap Agreement recorded on the Company’s consolidated balance sheet was $2.7 million and $4.4 million as of January 31, 2005 and 2004, respectively.

In fiscal 2003, the Company entered into an interest rate floor agreement (the “$57 million Floor Agreement”) for an aggregate notional amount of $57 million associated with the 9½% senior secured notes. The $57 million Floor Agreement expired on March 15, 2005. Under the $57 million Floor Agreement, the Company was liable for the difference between the three-month LIBOR rate and 1.50% for all rate resets in which the LIBOR was below 1.50%. When the LIBOR was equal to or greater than 1.50%, the Company made no payments under this agreement. The $57 million Floor Agreement did not qualify for hedge accounting treatment under SFAS No. 133, resulting in a $0.1 million decrease of recorded interest expense on the consolidated statement of income for the fiscal year ended January 31, 2005, and a $0.1 million and $0.2 million increase of recorded interest expense on the consolidated statement of income for the fiscal years ended January 31, 2004 and 2003, respectively. The fair value of the $57 million Floor Agreement recorded on the Company’s consolidated balance sheet was ($0.0) and ($0.1) million as of January 31, 2005 and 2004, respectively.

In fiscal 2004, the Company entered into an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the senior secured notes. The $57 million Cap Agreement is scheduled to terminate on March 15, 2009. The $57 million Cap Agreement caps the interest rate on the senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in $0.3 million increase of recorded interest expense on the consolidated statement of income for the fiscal years ended January 31, 2005 and 2004, respectively. The fair value of the $57 million Cap Agreement recorded on the Company’s consolidated balance sheet was ($0.6) million and ($0.3) million as of January 31, 2005 and 2004, respectively.

Derivatives on $150 million Senior Subordinated Notes Payable

In conjunction with the Company’s fiscal 2004 offering of $150 million of 8 7/8% senior subordinated notes due September 15, 2013, the Company entered into interest rate swap agreements (the “$150 million Swap Agreement”) for an aggregate notional amount of $150 million in order to minimize the debt servicing costs associated with the new senior subordinated notes. The $150 million Swap Agreement is scheduled to terminate on September 15, 2013. Under the $150 million Swap Agreement, the Company is entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8 7/8% and is obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the six-month LIBOR rate plus 394 basis points for the period through September 15, 2013. The $150 million Swap Agreement has optional call provisions with trigger dates of September 15, 2008, September 15, 2009, September 15, 2010 and September 15, 2011, which contain premium requirements in the event the call is exercised. The $150 million Swap Agreement is a fair value hedge as it has been designated against the 8 7/8% senior subordinated notes carrying a fixed rate of interest and converts such notes to variable rate debt. The interest rate swap contracts are reflected at fair value in our consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $150 million Swap Agreement recorded on the consolidated balance sheet was $1.5 million and $0.5 million as of January 31, 2005 and 2004, respectively.

The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations:

Expected Maturity Date

Fiscal Years Ended January 31,

(In Millions)

	Less than 1 yr 2006	2007	1 - 3 yrs 2008	2009	4 - 5 yrs 2010	After 5 yrs Thereafter	Total	Fair Value 2005
Long-term Liabilities:
Senior Subordinated Notes Payable	$0.0	$0.0	$0.0	$0.0	$0.0	$150.0	$150.0	$154.5
Fixed Interest Rate	8.88%	8.88%	8.88%	8.88%	8.88%	8.88%	8.88%

Senior Secured Notes Payable	$0.0	$0.0	$0.0	$57.0	$0.0	$0.0	$57.0	$59.3
Fixed Interest Rate	9.50%	9.50%	9.50%	9.50%	N/A	9.50%	9.50%

Real Estate Mortgage	$0.1	$0.2	$0.2	$10.8	$0.0	$0.0	$11.5	$11.5
Fixed Interest Rate	7.12%	7.12%	7.12%	7.12%	N/A	N/A	7.12%

Senior Credit Facility	N/A	$10.8	$0.0	$0.0	$0.0	$0.0	$10.8	$10.8
Average Variable Interest Rate (C)	N/A	5.25%	N/A	N/A	N/A	N/A	5.25%

Interest Rate Derivatives:

$150 Million Swap Agreement	$0.0	$0.0	$0.0	$0.0	$0.0	$150.0	$150.0	$1.5
Average Pay Rate (A)	6.90%	6.90%	6.90%	6.90%	6.90%	6.90%
Average Receive Rate	8.88%	8.88%	8.88%	8.88%	8.88%	8.88%

$57 Million Swap Agreement	$0.0	$0.0	$0.0	$57.0	N/A	N/A	$57.0	$2.7	(D)
Average Pay Rate (B)	6.22%	6.22%	6.22%	6.22%	N/A	N/A
Average Receive Rate	9.50%	9.50%	9.50%	9.50%	N/A	N/A

(A)	$150 million swap variable rate is based on the 6-month LIBOR rate plus 394 basis points through September 15, 2013. Average variable rates for all periods are based on the rates in effect on January 31, 2005.

(B)	$57 million swap variable rate is based on 3-month LIBOR rate plus 369 basis points through March 15, 2009. The interest rate cap limits the pay rate on the swap to 10.00%. Average variable rates for all periods are based on the rates in effect on January 31, 2005.

(C)	Senior credit facility has a variable rate of interest of either 1) the published prime lending rate or 2) Eurodollar rate with adjustments of both rates based on meeting certain financial conditions.

(D)	The fair value as of January 31, 2005 does not include the fair value of the interest rate cap or floor.

Item 8. Financial Statements And Supplementary Data

See pages F-1 through F-40 appearing at the end of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2005.

The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. The purpose of internal controls is to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable rather than absolute assurance that the objectives of the control system are met. The design of a control system must also reflect the fact that there are resource constraints, with the benefits of controls considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud (if any) within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that simple errors or mistakes can occur. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our internal controls are evaluated on an ongoing basis by our internal audit function and by other personnel in our organization. The overall goals of these various evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary, as disclosure and internal controls are intended to be dynamic systems that change (including improvements and corrections) as conditions warrant. Part of this evaluation is to determine whether there were any significant deficiencies or material weaknesses in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in the our internal controls. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. Material weaknesses are particularly serious conditions where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that, subject to the limitations noted above, both our disclosure controls and procedures and our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL

April 18, 2005

To the Stockholders of Perry Ellis International, Inc.

Management of Perry Ellis International is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officer and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the company’s internal control over financial reporting as of January 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of January 31, 2005, the company’s internal control over financial reporting is effective.

The company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our assessment of the company’s internal control over financial reporting. Their report appears on the following page.

/s/ GEORGE FELDENKREIS	/s/ GEORGE PITA
George Feldenkreis	George Pita
Chairman of the Board and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Perry Ellis International, Inc.

Miami, Florida

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that Perry Ellis International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2005 of the Company and our report dated April 18, 2005 expressed an unqualified opinion on those financial statements.

/S/ Deloitte & Touche LLP

Certified Public Accountants

Miami, Florida

April 18, 2005

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers required by this item is included in our Proxy Statement relating to our 2005 Annual Meeting under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information regarding our audit committee financial expert required by this item is included in our Proxy Statement relating to our 2005 Annual Meeting under the caption “Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is included in our 2005 Proxy Statement relating to our 2005 Annual Meeting under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our directors, officers, and employees. The Code of Ethics is posted on our website at www.pery.com. Amendments to, and waivers granted under, our Code of Ethics, if any, will be posted to our website as well.

Item 11. Executive Compensation

Information required by this item is included in our 2005 Proxy Statement under the captions “Executive Compensation”, “Summary Compensation Table”, “Option Grants in Last Fiscal year”, “Stock Option Held at End of Fiscal 2005”, “Compensation of Directors”, “Employment Agreements”, and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item is included in our 2005 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information for Fiscal 2005” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required by this item is included in our 2005 Proxy Statement under the captions “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item is included in our 2005 Proxy Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

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

(3)	Exhibits

Exhibit No	Description of Exhibit
3.1	Registrant’s Amended and Restated Articles of Incorporation (5)
3.2	Registrant’s Amended and Restated Bylaws (1)
4.1	Form of Common Stock Certificate (1)
4.2	Indenture dated April 6, 1999 between the Registrant and State Street Bank and Trust Company (“State Street”), as amended (6)
4.5	Specimen Forms of 12 1/4% Senior Subordinated Notes Due April 1, 2006 (6)
4.6	Indenture dated March 22, 2002 between the Registrant and State Street, as amended (9)
4.8	Pledge and Security Agreement dated March 22, 2002 by and among the Registrant, Jantzen Apparel Corp. and State Street (9)
4.9	Specimen Forms of 91/2% Senior Secured Notes Due March 15, 2009 (9)
4.10	Indenture dated September 22, 2003 between the Registrant and U.S. Bank Trust National Association (“U.S. Bank”)(16)
4.11	Specimen Forms of 8 7/8% Senior Subordinated Notes Due September 15, 2013 (16)
10.3	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Officers (23)
10.9	1993 Stock Option Plan (1)(2)
10.10	Directors Stock Option Plan (1)(2)

10.17	Amendment to Business Lease between George Feldenkreis and the Registrant relating to office facilities (3)
10.20	Profit Sharing Plan (2)(3)
10.21	Amended and Restated Employment Agreement between the Registrant and George Feldenkreis (2)(3)
10.22	Amended and Restated Employment Agreement between the Registrant and Oscar Feldenkreis (2)(3)
10.24	Lease Agreement [Land] dated as of August 28, 1997 between SUP Joint Venture, as Lessor and the Registrant, as Lessee (4)
10.25	Lease Agreement [Building] dated as of August 28, 1997 between SUP Joint Venture, as Lessor and the Registrant, as Lessee (4)
10.34	Employment agreement between Allan Zwerner and the Registrant (2)(6)
10.36	Incentive Stock Option Plan (2)(7)
10.37	Asset Purchase Agreement dated as of March 15, 2002 by and among the Registrant, Jantzen, Inc. and VF Canada, Inc. (8)
10.38	Fifth Amendment dated March 14, 2002 to Amended and Restated Loan and Security Agreement dated March 26, 1999 (9)
10.39	Fourth Amendment to Master Agreement dated March 14, 2002, by and among the Registrant, SUP Joint Venture, SunTrust Bank and Israeli Discount Bank (9)
10.40	Loan and Security Agreement dated as of October 1, 2002 (the “Senior Credit Facility”) (11)
10.41	Agreement and Plan of Merger, dated February 3, 2003, by and among the Registrant, Connor Acquisition Corp. and Salant (12)
10.42	Letter Agreement, dated February 3, 2003, among Michael J. Setola, Salant and the Registrant (9)
10.43	Letter Agreement, dated February 3, 2003, among Awadhesh K. Sinha, Salant and the Registrant (9)
10.44	2002 Stock Option Plan (10)
10.45	Employment agreement between Alberto de Cardenas and the Registrant (2)(13)
10.57	Amendment No. 1 to the Senior Credit Facility (15)
10.58	Amendment No. 2 to the Senior Credit Facility (16)
10.59	Amendment No. 3 to the Senior Credit Facility (17)
10.60	Amendment No. 4 to the Senior Credit Facility (17)
10.61	Employment agreement between Timothy B. Page and the Registrant (2)(17)
10.62	Form of Stock Option Agreement (18)
10.63	Amendment No. 6 to the Senior Credit Facility (18)
10.64	Employment agreement between George Pita and the Registrant (2)(19)
10.65	Asset Purchase Agreement, dated December 16, 2004, by and among the Company, Tropical Sportswear Int’l and certain of Tropical’s subsidiaries (20)
10.66	Bidding Procedures Order (21)
10.67	Amendment No. 7 to the Senior Credit Facility (22)
21.1	Subsidiaries of the Registrant (23)
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm regarding financial statements of the Registrant (23)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (23)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (23)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(23)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(23)

(1)	Previously filed as an Exhibit of the same number to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

(2)	Management Contract or Compensation Plan.
(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-96304) and incorporated herein by reference.
(4)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1998 and incorporated herein by reference.
(5)	Previously filed as an Exhibit to the Registrant’s Proxy Statement for its 1998 Annual Meeting and incorporated herein by reference.
(6)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 33-78427) and incorporated herein by reference.
(7)	Previously filed as an Exhibit to the Registrant’s Proxy Statement for its 2000 Annual Meeting and incorporated herein by reference.
(8)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 22, 2002, as amended, and incorporated herein by reference.
(9)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated herein by reference.
(10)	Previously filed as an Annex to the Registrant’s Proxy Statement for its 2002 Annual Meeting and incorporated herein by reference.
(11)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2002, as amended and incorporated herein by reference.
(12)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 5, 2003 as amended, and incorporated herein by reference.
(13)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated herein by reference.
(14)	Previously filed as an Exhibit to Salant Corporation’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
(15)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003 and incorporated herein by reference.
(16)	Previously filed as filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No.33-110616) and incorporated herein by reference.
(17)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 and incorporated herein by reference.
(18)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004 and incorporated herein by reference.
(19)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated November 1, 2004 and incorporated herein by reference.
(20)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 16, 2004 and incorporated herein by reference.
(21)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 25, 2005 and incorporated herein by reference.
(22)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 26, 2005 and incorporated herein by reference.
(23)	Filed herewith.

(b)	Item 601 Exhibits

The exhibits required by Item 601 of Regulation S-K are set forth in (a)(3) above.

(c)	Financial Statement Schedules

The financial statement schedules required by Regulation S-K are set forth in (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERRY ELLIS INTERNATIONAL, INC.

Dated:	April 18, 2005	By:	/S/ GEORGE FELDENKREIS
George Feldenkreis
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date

/S/ GEORGE FELDENKREIS George Feldenkreis	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 18, 2005

/S/ OSCAR FELDENKREIS Oscar Feldenkreis	President, Chief Operating Officer and Director	April 18, 2005

/S/ GEORGE PITA George Pita	Chief Financial Officer (Principal Financial and Accounting Officer)	April 18, 2005

/S/ MARC BALMUTH Marc Balmuth	Director	April 18, 2005

/S/ RONALD BUCH Ronald Buch	Director	April 18, 2005

/S/ GARY DIX Gary Dix	Director	April 18, 2005

/S/ SALOMON HANONO Salomon Hanono	Director	April 18, 2005

/S/ JOSEPH P. LACHER Joseph P. Lacher	Director	April 18, 2005

/S/ LEONARD MILLER Leonard Miller	Director	April 18, 2005

INDEX TO FINANCIAL STATEMENTS

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perry Ellis International, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of Perry Ellis International, Inc. and subsidiaries (the “Company”) as of January 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perry Ellis International, Inc and subsidiaries as of January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 18, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ Deloitte & Touche LLP

Certified Public Accountants Miami, Florida April 18, 2005

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31,

(amounts in thousands, except share data)

	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$5,398	$1,011
Accounts receivable, net	134,918	115,678
Inventories, net	115,321	110,910
Deferred income taxes	12,564	9,621
Prepaid income taxes	2,354	5,002
Other current assets	7,748	6,418

Total current assets	278,303	248,640
Property and equipment, net	48,978	39,093
Intangible assets, net	160,885	152,266
Deferred income taxes	10,216	28,591
Other assets	16,578	11,811

TOTAL	$514,960	$480,401

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$47,492	$29,511
Accrued expenses	13,913	16,350
Accrued interest payable	4,800	3,740
Current portion - real estate mortgage	140	—
Unearned revenues	1,036	984
Other current liabilities	3,119	5,124

Total current liabilities	70,500	55,709
Senior subordinated notes payable, net	151,518	150,454
Senior secured notes payable, net	58,828	60,389
Senior credit facility	10,771	34,715
Real estate mortgage	11,393	11,600
Deferred pension obligation	15,617	15,734
Lease payable long term	381	—

Total long-term liabilities	248,508	272,892

Total liabilities	319,008	328,601

Minority Interest	1,384	917

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 9,460,444 shares issued and outstanding as of January 31, 2005 and 8,470,700 shares issued and 8,435,013 shares outstanding as of January 31, 2004	95	85
Additional paid-in-capital	87,544	66,074
Retained earnings	106,297	85,335
Accumulated other comprehensive income	632	322

Total	194,568	151,816
Treasury stock at cost; no shares as of January 31, 2005 and 35,687 shares as of January 31, 2004	—	(933)

Total stockholders’ equity	194,568	150,883

TOTAL	$514,960	$480,401

See notes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JANUARY 31,

(amounts in thousands, except per share data)

	2005	2004	2003
Revenues
Net sales	$633,774	$484,198	$277,028
Royalty income	22,807	21,718	28,813

Total revenues	656,581	505,916	305,841
Cost of sales	448,531	338,781	205,001

Gross profit	208,050	167,135	100,840
Operating expenses
Selling, general and administrative expenses	153,282	117,300	63,850
Depreciation and amortization	6,557	5,043	3,583

Total operating expenses	159,839	122,343	67,433

Operating income	48,211	44,792	33,407
Costs on early extinguishment of debt	—	7,317	—
Interest expense	14,575	16,414	15,795

Income before minority interest and income tax provision	33,636	21,061	17,612
Minority interest	467	214	89
Income tax provision	12,207	7,695	6,726

Net income	$20,962	$13,152	$10,797

Net income per share
Basic	$2.30	$1.71	$1.69

Diluted	$2.15	$1.59	$1.65

Weighted average number of shares outstanding
Basic	9,123	7,683	6,387
Diluted	9,732	8,296	6,550

See notes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

(amounts in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	ACCUMULATED OTHER COMPRE- HENSIVE INCOME	COMPRE- HENSIVE INCOME	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT
BALANCE, JANUARY 31, 2002	6,285,940	$64	$26,287	$(410)	$(122)		$61,386	$87,205
Exercise of stock options	139,701	1	1,322	—	—		—	1,323
Net income	—	—	—	—	—	$10,797	10,797	10,797
Foreign currency translation adjustment	—	—	—	—	79	79	—	79

Comprehensive income						10,876

Retirement of treasury stock	—	—	(410)	410	—		—	—

BALANCE, JANUARY 31, 2003	6,425,641	65	27,199	—	(43)		72,183	99,404
Exercise of stock options	211,271	2	2,052	—	—		—	2,054
Net income	—	—	—	—	—	13,152	13,152	13,152
Foreign currency translation adjustment	—	—	—	—	365	365	—	365

Comprehensive income						13,517

Tax benefit for exercise of non-qualified stock options	—	—	1,287	—	—		—	1,287
Issuance of common stock for acquisition	1,833,788	18	35,536	—	—		—	35,554
Purchase of treasury stock	(35,687)	—		(933)	—		—	(933)

BALANCE, JANUARY 31, 2004	8,435,013	85	66,074	(933)	322		85,335	150,883
Exercise of stock options	75,431	—	911	—	—		—	911
Tax benefit for exercise of non-qualified stock options	—	—	394	—	—		—	394
Issuance of common stock	950,000	10	21,098	—	—		—	21,108
Net income	—	—	—	—	—	20,962	20,962	20,962
Foreign currency translation adjustment	—	—	—	—	310	310	—	310

Comprehensive income						$21,272

Retirement of treasury stock	—	—	(933)	933	—		—	—

BALANCE, JANUARY 31, 2005	9,460,444	$95	$87,544	$—	$632		$106,297	$194,568

See notes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31,

(amounts in thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,962	$13,152	$10,797
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,781	3,954	2,783
Provision for bad debts	1,400	1,144	281
Tax benefit from exercise of stock options	394	1,287	—
Amortization of debt issue cost	1,049	1,165	919
Amortization of bond discount	202	325	349
Deferred income taxes	10,200	7,605	3,371
Costs on early extinguishment of debt	—	7,317	—
Minority interest	467	214	89
Other	(117)	245	79
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	(20,640)	(23,572)	(29,400)
Inventories, net	(4,411)	(14,569)	(3,706)
Other current assets and prepaid income taxes	1,318	(2,570)	(5,692)
Other assets	(6,515)	2,912	(2,046)
Accounts payable and accrued expenses	12,144	(11,644)	6,696
Income taxes payable	—	—	(1,382)
Accrued interest payable	1,060	(934)	864
Other current liabilities and unearned revenues	180	2,655	(798)

Net cash provided by (used in) operating activities	23,474	(11,314)	(16,796)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,971)	(8,673)	(22,077)
Purchase of intangible assets	(3,815)	(1,761)	(188)
Payment for acquired businesses, net of cash acquired	—	(34,453)	(25,084)

Net cash used in investing activities:	(17,786)	(44,887)	(47,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	99,950	199,585	337,712
Payments on senior credit facility	(123,894)	(187,793)	(336,546)
Payments on senior subordinated notes	—	(107,317)	(2,199)
Proceeds from senior subordinated notes	—	146,813	—
Proceeds from senior secured notes	—	—	55,589
Proceeds (payments) from real estate mortgage	(67)	—	11,600
Purchase of treasury stock	—	(933)	—
Proceeds from exercise of stock options	911	2,054	1,323
Proceeds from new stock issuance	21,108	—	—
Other financial activities	381	—	—

Net cash (used in) provided by financing activities:	(1,611)	52,409	67,479

Effect of exchange rate changes on cash and cash equivalents	310	120	45

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,387	(3,672)	3,379
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,011	4,683	1,304

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,398	$1,011	$4,683

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,515	$16,439	$15,763

Income taxes	$847	$552	$7,470

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Change in fair value of mark-to-market interest rate swap/option	$699	$(1,987)	$7,100

Retirement of treasury shares	$933	$—	$—

Issuance of stock for acquisition	$—	$35,555	$—

See notes to consolidated financial statements.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 2005

1. General

The Company is one of the leading apparel companies in the United States and controls a portfolio of major men’s and women’s brands, some of which were established over 100 years ago. The Company designs, sources, markets and licenses products nationally and internationally at multiple price points and across all major levels of retail distribution. The Company’s portfolio of highly recognized brands includes Perry Ellis and Perry Ellis America, Axis, Tricots St. Raphael, Jantzen, John Henry, Cubavera, the Havanera Co., Natural Issue, Munsingwear, Grand Slam, Original Penguin, Mondo di Marco, Redsand, Pro Player, Manhattan, Savane and Farah. The Company also (i) licenses the Nike and Tommy Hilfiger brands for swimwear and swimwear accessories, (ii) is the worldwide master licensee for PING golf apparel, (iii) licenses the Ocean Pacific brand for certain men’s sportswear categories, and (v) licenses the PGA Tour brand for golf apparel.

2. Summary of Significant Accounting Policies

The following is a summary of the Company’s significant accounting policies:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Perry Ellis International, Inc. and its wholly-owned and controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The ownership interest in consolidated subsidiaries of non-controlling shareholders is reflected as minority interest. The Company’s consolidation principles would also consolidate any entity in which the Company would be deemed a primary beneficiary.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of accounts receivable, accounts payable, accrued expenses, and accrued interest payable approximates fair value due to their short-term nature. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate. As of January 31, 2005 and 2004, the fair value of the $150 million senior subordinated notes payable was approximately $154.5 million and $159.8 million, respectively, based on quoted market prices. As of January 31, 2005, the fair value of the $57 million senior secured notes payable was approximately $59.3 million and $61.6 million, respectively, based on quoted market prices. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies. See footnotes 13 and 22 for additional disclosure related to the fair value of financial instruments.

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

INTANGIBLE ASSETS - Intangible assets primarily represent costs incurred in connection with the acquisition of brand names and license rights, as of January 31, 2005 and 2004 represented one class of indefinite lived assets, trademarks. According to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” those assets were identified as intangible assets with an indefinite useful life, and accordingly, they are not being amortized. The Company assesses the carrying value of intangible assets on an annual basis.

DEFERRED DEBT ISSUE COSTS - Costs incurred in connection with financing have been capitalized and are being amortized on a straight-line basis, which approximates the interest method, over the term of the related debt instrument. Unamortized debt issue costs are included in other assets in the consolidated balance sheet.

LONG-LIVED ASSETS - Management reviews long-lived and fixed assets, for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning future conditions. There has not been any material impairment to long-lived assets in fiscal 2005, 2004 or 2003.

RETIREMENT-RELATED BENEFITS - The Company accounts for its defined benefit pension plan and its non-pension post retirement benefit plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions”, and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, respectively. These models use an attribution approach that generally spreads the individual events over the service lives of the employees in the plan. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively smooth basis and therefore, the income statement effects of pensions or non-pension postretirement benefit plans are earned in, and should follow, the same pattern.

The principal components of the net periodic pension calculations are the expected long-term rate of return on plan assets, discount rate and the rate of compensation increases. The Company uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop its expected return on plan assets. The discount rate assumptions used for pension and non-pension postretirement benefit plan accounting reflects the rates available on high-quality fixed income debt instruments at the Company’s fiscal year end.

ADVERTISING AND RELATED COSTS - The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $19.5 million, $15.6 million and $6.5 million for the years ended January 31, 2005, 2004 and 2003, respectively, and are included in selling, general and administrative expenses.

COST OF SALES - Cost of sales includes costs to acquire and produce inventory for sale. These costs include costs of purchased products, inbound freight, custom duties, buying commissions, cargo insurance, customs inspection, licensed product royalty expenses, provisions for inventory shrinkage and obsolescence and product sourcing expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling expenses include costs incurred in the selling of merchandise. General and administrative expenses include costs incurred in the administration or general operations of the business. Selling, general and administrative expenses include employee and related costs, advertising, professional fees, warehouse costs, and other related selling costs.

REVENUE RECOGNITION - Sales are recognized at the time title transfers to the customer, generally upon shipment. Trade allowances and a provision for estimated returns and other allowances are recorded at the time sales are made. Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. A liability for unearned revenue royalty income is recognized when licensees pay contractual obligations before being earned. The Company believes that its revenue recognition policies conform to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended. The Company operates predominantly in North America, with over 90% of its sales in the domestic market. No customer accounted for more than 10% of net sales in fiscal 2005. One customer accounted for approximately 10% and 11% of net sales for fiscal 2004 and 2003 respectively. The Company does not believe that concentrations of sales and credit risk represent a material risk of loss with respect to its financial position as of January 31, 2005.

ADVERTISING REIMBURSEMENTS - The majority of the Company’s license agreements require licensees to reimburse the company for advertising placed on behalf of the licensees, based on a percentage of the licensee net sales. The Company records earned advertising reimbursements received from its licensees as a reduction of the related advertising costs in selling, general and administrative expenses. For the fiscal years 2005, 2004 and 2003, the Company has reduced selling, general and administrative expenses by $3.8 million, $4.9 million and $7.4 million of licensee reimbursements, respectively. Unearned advertising reimbursements result when a licensee pays required reimbursements prior to the Company incurring the advertising expense. A current liability is recorded for these unearned advertising reimbursements.

FOREIGN CURRENCY TRANSLATION - For the Company’s international operations, local currencies are generally considered their functional currencies. The Company translates assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and revenue and expenses are translated at average monthly exchange rates. Translation adjustments resulting from this process are recorded in stockholders’ equity as a component of accumulated other comprehensive income.

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

The following table sets forth the computation of basic and diluted income per share.

	2005	2004	2003
	(in thousands, except per share data)
Numerator:
Net income	$20,962	$13,152	$10,797
Denominator:
Basic income per share - weighted average shares	9,123	7,683	6,387
Dilutive effect: stock options	609	613	163

Diluted income per share - weighted average shares	9,732	8,296	6,550

Basic income per share	$2.30	$1.71	$1.69

Diluted income per share	$2.15	$1.59	$1.65

Antidilutive effect: stock options (1)	151	185	128

(1)	Represents weighted average of stock options to purchase shares of common stock that were not included in computing diluted income per share because their effects were antidutive for the respective periods.

ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company has chosen to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. As required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company has presented certain pro forma and other disclosures related to stock-based compensation plans.

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure requires disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results as follows:

	2005	2004	2003
Net income as reported	$20,962	$13,152	$10,797
Add : Total stock based employee compensation expense included in reported net income, net	—	—	—
Deduct : Total stock based employee compensation expense not included in reported net income, net	937	460	252

Pro forma net income	$20,025	$12,692	$10,545

Pro forma net income per share:
Basic	$2.20	$1.65	$1.65

Diluted	$2.06	$1.53	$1.61

The fair value of these options was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions for 2005, 2004 and 2003:

	2005	2004	2003
Risk free interest	4.2%	4.2%	3.9%
Dividend Yield	0.0%	0.0%	0.0%
Volatility factors	64.9%	65.4%	68.2%

Weighted-average life (years)	10.0	10.0	10.0

Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in fiscal years 2005, 2004 and 2003 was $17.89, $15.96, and $10.84, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS - In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring these items to be recognized as current-period charges. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 151 is not expected to have a material impact on the results of operations or the financial position of the Company.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 is not expected to impact on the results of operations or the financial position of the Company.

In December 2004, the FASB issued a revision of SFAS No. 123 (R), Share Based Payments, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) is not expected to have a material impact on the results of operations or the financial position of the Company.

On December 21, 2004, the FASB issued Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004.

FSP No. 109-2 allows for additional time to assess the effect of repatriating foreign earnings, which under SFAS No. 109, Accounting for Income Taxes, would typically be required to be recorded in the period of enactment. The American Jobs Creation Act of 2004 creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. The Company is analyzing the potential impact of utilizing the incentive.

3. Stockholders’ Equity

On June 1, 2004, the Company sold an additional 950,000 shares of common stock in a public offering. Total proceeds received from the offering were $21.1 million, net of offering costs of $0.4 million, and were used for general working capital purposes.

For the fiscal year ended January 31, 2004, the Company repurchased 35,687 shares at an average price of $26.15 per share, which shares were subsequently retired in August 2004.

During March 2002, the Company retired 51,500 shares held in the treasury.

4. Accounts Receivable

Accounts receivable consisted of the following as of January 31:

	2005	2004
	(in thousands)
Trade accounts	$131,289	$110,455
Royalties and other receivables	5,800	6,321

Total	137,089	116,776
Less: Allowance for doubtful accounts	(2,171)	(1,098)

Total	$134,918	$115,678

The activity for the allowance for doubtful account is as follows:

	2005	2004	2003
	(in thousands)
Allowance for doubtful accounts
Beginning balance	$1,098	$2,076	$1,915
Provision	1,400	1,144	280
Write-offs net of recoveries	(327)	(2,122)	(119)

Ending balance	$2,171	$1,098	$2,076

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of trade customers to make required payments. The Company provides an allowance for specific customer accounts where collection is doubtful and also provides a general allowance for other accounts based on historical collection and write-off experience. Judgment is critical because some retail customers may experience financial difficulties. If their financial condition were to worsen, additional allowances might be required.

5. Inventories

Inventories consisted of the following as of January 31:

	2005	2004
	(in thousands)
Finished goods	$113,104	$106,497
Raw materials and in process	2,217	4,413

Total	$115,321	$110,910

The Company’s inventories are valued at the lower of cost (moving average cost) or market. The Company evaluates all of its inventory stock keeping units (SKUs) to determine excess or slow moving SKUs based on orders on hand and projections of future demand and market conditions. For those units in inventory that are so identified as excess or slow moving, the Company estimates their market value based on current sales trends. If the projected net sales value is less than cost, on an individual SKU basis, the Company provides an allowance to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold.

6. Property and Equipment

Property and equipment consisted of the following as of January 31:

	2005	2004
	(in thousands)
Furniture, fixture and equipment	$34,753	$24,817
Buildings	15,330	13,922
Vehicles	337	322
Leasehold improvements	9,306	5,452
Land	6,911	6,814

Total	66,637	51,327
Less: accumulated depreciation and amortization	(17,659)	(12,234)

Total	$48,978	$39,093

Depreciation and amortization expense relating to property and equipment amounted to approximately $5.8 million, $4.0 million and $2.8 million for the fiscal years ended January 31, 2005, 2004 and 2003, respectively.

7. Intangible Assets

Intangible assets consisted of the following as of January 31:

	2005	2004
	(in thousands)
Trademarks	$175,162	$166,543
Less: Accumulated amortization	(14,277)	(14,277)

Total	$160,885	$152,266

8. Other Assets

Other assets consisted of the fair value of the derivatives, deferred debt issue costs and barter credits as of January 31, 2005 and 2004.

The Company accounts for barter credits consistent with EITF 93-11. Barter credits are recorded at the fair market value of the assets exchanged, and represent purchasing value for goods and services in established barter markets. The Company reviews its trade credits periodically to assess the fair value of carrying amounts.

In fiscal year 2005, the Company recorded a $1 million charge reducing certain inventory with a carrying value of $6.6 million to its net realizable value and exchanged such inventory for barter credits valued by the barter provider in excess of the inventory value. The Company recorded the barter credits as an other asset at the $5.6 million net realizable value of the inventory exchanged. Additionally, the Company accounted for this transaction as a sale, recording revenue and cost of sales of $5.6 million, resulting in no net impact to income.

9. Accrued Expenses

Accrued expenses consisted of the following as of January 31:

	2005	2004
	(in thousands)
Salaries and commissions	$3,814	$4,767
Royalties	1,325	1,258
Buying commissions	2,202	792
Other	6,572	9,533

Total	$13,913	$16,350

10. Other Current Liabilities

Other current liabilities consisted of the following as of January 31:

	2005	2004
	(in thousands)
Unearned advertising reimbursements	$739	$932
Other	2,380	4,192

Total	$3,119	$5,124

11. Perry Ellis Menswear (formerly known as Salant) Acquisition

In June 2003, the Company acquired Perry Ellis Menswear. Perry Ellis Menswear licensed the Perry Ellis brand from the Company for men’s sportswear, dress shirts, dress bottoms and accessories. The aggregate merger cost paid by the Company was approximately $90.9 million, comprised of approximately $51.9 million in cash ($34.5 million plus cash acquired of $17.4 million), approximately $35.6 million worth of newly issued Perry Ellis common stock and approximately $3.4 million in merger costs.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In Thousands)
Total purchase price
Market value of stock issued	$35,555
Cash consideration paid	51,906

Total purchase price	87,461
Total direct merger costs	3,405

Total adjusted purchase price	$90,866

Historical net assets of Perry Ellis Menswear based on amounts as of June 19, 2003	$67,119
Increase (decrease) in net assets to reflect estimated fair value adjustments under the purchase method of accounting:
Deferred taxes, current and long-term, net	43,320
Property, plant and equipment	(6,156)
Other assets
Retail stores fixtures	(3,070)
Deferred rental income	(456)
License agreements	(5,479)
Intangible assets, net	(3,116)
Deferred rental expense	1,492
Accrued expenses	(1,500)
Net pension liability	(1,288)

Fair value of net assets acquired	$90,866

12. Pro Forma Financial Information (Unaudited)

The pro forma financial information presented below, gives effect to the Perry Ellis Menswear acquisition as if it occurred as of the beginning of each of the fiscal years ended January 2004 and 2003. Perry Ellis Menswear’s results are reflected in the Company’s income statement for the partial period from June 19, 2003, the closing date of acquisition, through January 31, 2004 and are reflected for the full year ended January 31, 2005.

	2004	2003
	(in thousands, except per share data)
Total revenues	$603,524	$552,550

Net income (1)	$16,854	$21,281

Net income per share
Basic	$2.01	$2.59

Diluted	$1.87	$2.54

Weighted average outstanding shares:
Basic
Diluted
(1) Net income includes $0.92 million, net of tax, of non-recurring direct merger related costs recorded by Perry Ellis Menswear during the twelve months ended January 31, 2004.

13. Derivatives Financial Instruments

FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138 requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

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

Derivatives on $57 million senior secured notes payable

In conjunction with the fiscal 2003 offering of $57 million of 9½% senior secured notes due March 15, 2009, the Company entered into interest rate swap and option agreements (the “$57 million Swap Agreement”) for an aggregate notional amount of $57 million in order to minimize the debt servicing costs associated with the 9½% senior secured notes. The $57 million Swap Agreement is scheduled to terminate on March 15, 2009. Under the $57 million Swap Agreement, the Company is entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 9½% and is obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the three-month LIBOR rate plus 369 basis points for the period through March 15, 2009. The $57 million Swap Agreement has optional call provisions with trigger dates of March 15, 2005, March 15, 2006 and March 15, 2007, which contain premium requirements in the event the call is exercised. The $57 million Swap Agreement is a fair value hedge as it has been designated against the 9½% senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The $57 million Swap Agreement is reflected at fair value in the Company’s consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $57 million Swap Agreement recorded on the Company’s Consolidated Balance Sheet was $2.7 million and $4.4 million as of January 31, 2005 and 2004, respectively.

In fiscal 2003, the Company entered into an interest rate floor agreement (the “$57 million Floor Agreement”) for an aggregate notional amount of $57 million associated with the 9½% senior secured notes. The $57 million Floor Agreement expired on March 15, 2005. Under the $57 million Floor Agreement, the Company was liable for the difference between the three-month LIBOR rate and 1.50% for all rate resets in which the LIBOR was below 1.50%. When the LIBOR was equal to or greater than 1.50%, the Company made no payments under the $57 million Floor Agreement. The $57 million Floor Agreement did not qualify for hedge accounting treatment under SFAS No. 133, resulting in a $0.1 million decrease of recorded interest expense on the consolidated statement of income for the fiscal year ended January 31, 2005, and a $0.1 million and $0.2 million increase of recorded interest expense on the consolidated statement of income for the fiscal years ended January 31, 2004 and 2003, respectively. The fair value of the $57 million Floor Agreement recorded on the Company’s consolidated balance sheet was ($0.0) and ($0.1) million as of January 31, 2005 and 2004, respectively.

In fiscal 2004, the Company entered into an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9½% senior secured notes. The $57 million Cap Agreement is scheduled to terminate on March 15, 2009. The $57 million Cap Agreement caps the interest rate on the senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in $0.3 million increase of recorded interest expense on the consolidated statement of income for both fiscal years ended January 31, 2005 and 2004. The fair value of the $57 million Cap Agreement recorded on the Company’s consolidated balance sheet was ($0.6) million and ($0.3) million as of January 31, 2005 and 2004, respectively.

Derivatives on $150 million senior subordinated notes payable

In conjunction with the Company’s September 2003 offering of $150 million of 8 7/8% senior subordinated notes due September 15, 2013, the Company entered into interest rate swap agreements (the “$150 million Swap Agreement”) for an aggregate notional amount of $150 million in order to minimize the debt servicing costs associated with the new senior subordinated notes. The $150 million Swap Agreement is scheduled to terminate on September 15, 2013. Under the $150 million Swap Agreement, the Company is entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8 7/8% and is obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the six-month LIBOR rate plus 394 basis points for the period through September 15, 2013. The $150 million Swap Agreement has optional call provisions with trigger dates of September 15, 2008, September 15, 2009, September 15, 2010 and September 15, 2011, which contain premium requirements in the event the call is exercised. The $150 million Swap Agreement is a fair value hedge as it has been designated against the 8 7/8% senior subordinated notes carrying a fixed rate of interest and converts such notes to variable rate debt. The $150 million Swap Agreement is reflected at fair value in the consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $150 million Swap Agreement recorded on the consolidated balance sheet was $1.5 million and $0.5 million as of January 31, 2005 and 2004, respectively.

Other

In August 2001, the Company entered into interest rate swap, option and interest rate cap agreements (the “$40 million Swap Agreement”) for an aggregate notional amount of $40.0 million in order to minimize its debt servicing costs associated with its $100 million of 12¼% senior subordinated notes due April 1, 2006. In conjunction with the $40 million Swap Agreement, the Company also entered into an interest rate cap and basis swap that did not qualify for hedge accounting treatment under the SFAS No. 133, resulting in $0.2 million increase of recorded interest expense on the Consolidated Statement of Income for the fiscal year ended January 31, 2004 and $0.35 million increase of recorded interest expense for the year ended January 31, 2003. In August 2003, the Company terminated the $40 million Swap Agreement for approximately $1.9 million, as a part of the $100 million senior subordinated notes payable redemption in fiscal 2004.

The Company does not currently have a significant exposure to foreign exchange risk and accordingly, has not entered into any transactions to hedge against those risks. See Note 2 for policy on foreign currency translation.

14. Letter of Credit Facilities

As of January 31, 2005, the Company maintained four US dollar letter of credit facilities totaling $90.0 million and one letter of credit facility totaling $3.0 million utilized by the Company’s consolidated Canadian joint venture. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on the Company’s assets. As of January 31, 2005, there was $20.8 million available under existing letter of credit facilities.

Amounts outstanding under letter of credit facilities consist of the following as of January 31:

	2005	2004
	(in thousands)
Total letters of credit facilities	$93,026	$92,818
Outstanding letters of credit	(72,210)	(61,819)

Total credit available	$20,816	$30,999

15. Senior Credit Facility

On September 30, 2004, the Company amended its $110 million senior credit facility (“Facility”) with Wachovia Bank, National Association (formerly Congress Financial Corporation, Florida). The following are the significant amendments to the Facility: (i) the term of the Facility was extended from September 2005 to September 2007; (ii) the eligible factor receivables were increased to $30 million from $20 million for purposes of the borrowing base and (iii) the minimum spread above the “Eurodollar Rate” was decreased from 2.0% to 1.6%.

The following is a description of the terms of the Facility, as amended and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the Facility.

Certain Covenants. The Facility contains certain covenants, which, among other things, requires the Company to maintain a minimum EBITDA if availability falls below a certain minimum. It may restrict the Company’s ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. The Company is prohibited from paying cash dividends under these covenants. The Company is currently in compliance with all of our covenants under the senior credit facility. The Company could be materially harmed if it violates any covenants as the lenders under the Facility could declare all amounts outstanding there under, together with accrued interest, to be immediately due and payable. If the Company is unable to repay those amounts, the lenders could proceed against its assets. In addition, a violation could also constitute a cross-default under the indentures and mortgage, resulting in all of the Company’s debt obligations becoming immediately due and payable, which it may not be able to satisfy.

Borrowing Base. Borrowings under the Facility are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to the lesser of either (1) the sum of (a) 85.0% of eligible receivables plus (b) 85.0% of our eligible factored accounts receivables up to $30.0 million, plus (c) the lesser of (i) the inventory loan limit, or (ii) the lesser of (A) 65.0% of eligible finished goods inventory, or (B) 85.0% of the net recovery percentage (as defined in the senior credit facility) of eligible inventory, or (2) the loan limit; and in each case minus (x) 35.0% of the amount of outstanding letters of credit for eligible inventory, (y) the full amount of all other outstanding letters of credit issued pursuant to the Facility which are not fully secured by cash collateral, and (z) licensing reserves for which it is the licensee of certain branded products.

Interest. Interest on the principal balance under the Facility accrues, at its option, at either (a) the bank prime lending rate with adjustments depending upon the quarterly average excess availability plus excess cash or leverage ratio or (b) 1.60% above the rate quoted by the bank as the average Eurodollar Rate (“Eurodollar”) for 1-, 2-, 3- and 6-month Eurodollar deposits with 20 to 25 basis point adjustments depending upon the quarterly average excess availability plus excess cash and leverage ratio at the time of borrowing.

Security. As security for the indebtedness under the Facility, the Company granted the lenders a first priority security interest in substantially all of its existing and future assets other than the Company’s trademark portfolio existing as of March 2002, including, without limitation, accounts receivable, inventory deposit accounts, general intangibles, equipment and capital stock or membership interests, as the case may be, of certain subsidiaries. Lenders under the Facility have a second priority security interest in the trademark portfolio as of March 2002 and a first priority lien on the rest of the trademarks.

16. $57 Million Senior Secured Notes Payable

In March 2002, the Company issued $57.0 million 9½% senior secured notes due March 15, 2009. The proceeds of the offering were used to finance the Jantzen acquisition, to reduce the amount of outstanding debt under the previous senior credit facility and as additional working capital. The proceeds to the Company were $55.6 million yielding an effective interest rate of 9.74% after deduction of discounts. The Company entered into certain derivative agreements in order to minimize debt service costs on the secured senior notes. See footnote 13 to the consolidated financial statements for further information on these derivatives.

The senior secured notes are secured by a first priority security interest granted in the Company’s existing portfolio of trademarks and licenses as of March 2002. The senior secured notes are senior secured obligations of the Company and rank pari passu in right of payment with all of its existing and future senior indebtedness. The senior secured notes are effectively senior to all unsecured indebtedness of the Company to the extent of the value of the assets securing the senior secured notes. The senior secured notes are guaranteed by certain subsidiaries of the Company.

Certain Covenants. The indenture governing the senior secured notes contains certain covenants which restrict the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. The Company is prohibited from paying cash dividends under these covenants. The Company believes it is currently in compliance with all of the covenants in this indenture. The Company could be materially harmed if covenants were violated because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which the Company may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, letter of credit facility, real estate mortgage and the indenture relating to the Company’s senior subordinated notes resulting in all of the Company’s debt obligations becoming immediately due and payable, which the Company may not be able to satisfy.

17. $150 Million Senior Subordinated Notes Payable

On September 22, 2003, the Company issued $150 million 8 7/8% senior subordinated notes, the proceeds of which were used to redeem the 12¼% senior subordinated notes and to pay down the outstanding balance of the senior credit facility at that time. The notes mature on September 15, 2013 and bear interest at the rate of 8 7/8%, payable semiannually on March 15 and September 15 of each year. The proceeds to the Company were $146.8 million yielding an effective interest rate of 9.1%. The Company entered into interest rate swap agreements in order to minimize debt service costs on the senior subordinated notes. See footnote 13 to the consolidated financial statements for further information on those derivatives.

Certain Covenants. The indenture governing the senior subordinated notes contains certain covenants which restrict the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. The Company believes it is currently in compliance with all of the covenants in this indenture. The Company is prohibited from paying cash dividends under these covenants. The Company could be materially harmed if it violates any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which the Company may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, the letter of credit facilities, real estate mortgage and the indenture relating to the Company’s senior secured notes resulting in all of the Company’s debt obligations becoming immediately due and payable, which the Company may not be able to satisfy.

18. Real Estate Mortgage

Through June 2002, the Company occupied its main administrative office, warehouse and distribution facility under a synthetic operating lease for a 240,000 square foot facility in Miami, Florida. The lease expired in June 2002 and required a final termination payment of $14.5 million. This payment under the synthetic lease was partially financed with an $11.6 million real estate mortgage. The real estate mortgage has customary covenants and as of January 31, 2005, the Company believes it is in compliance with these covenants. At January 31, 2005 the balance of the real estate mortgage totaled $11.5 million, of which $0.1 million was a current liability.

The maturities of the real estate mortgage are as follows:

Year Ending January 31,	Amount
(in thousands)
2006	$140
2007	151
2008	162
2009	174
2010	10,906

Total	$11,533

19. $100 Million Senior Subordinated Notes Payable

The Company issued $100 million senior subordinated notes in April 1999, the proceeds of which were used to acquire the Perry Ellis, John Henry and Manhattan brands and to pay down the outstanding balance of the senior credit facility. In November 2002, the Company repurchased $2.2 million of the 12¼% senior subordinated notes and in October 2003, the Company redeemed the $100 million of 12¼% senior subordinated notes that were scheduled to mature on April 1, 2006 for approximately $107.3 million, with the proceeds of the $150 million senior subordinated notes payable. This redemption resulted in costs on early extinguishment of debt in the amount of $7.3 million, in fiscal 2004.

20. Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	2005	2004	2003
	(in thousands)
Domestic	$26,538	$19,495	$17,251
Foreign	7,098	1,566	361

Total	$33,636	$21,061	$17,612

The income tax provision consists of the following components for each of the years ended January 31:

	2005	2004	2003
	(in thousands)
Current Income Taxes:
Federal	$248	$(1,140)	$2,218
State	50	117	379
Foreign	1,709	1,113	758

Total Current Income Taxes	2,007	90	3,355

Deferred Income Taxes:
Federal	9,040	6,940	2,963
State	1,160	665	408

Total Deferred Income Taxes	10,200	7,605	3,371

Total	$12,207	$7,695	$6,726

The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate for each of the years ended January 31:

	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase resulting from State
income taxes, net of federal income tax benefit	2.2%	1.7%	2.9%
Benefit of graduated rate	(0.8%)	(0.9%)	(1.0%)
Other	(0.1%)	0.7%	1.3%

Total	36.3%	36.5%	38.2%

Deferred income taxes are provided for the temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities under SFAS No. 109. The tax effects of temporary differences as of January 31 are as follows:

	2005	2004
	(in thousands)
Deferred Tax Assets
Inventory	$3,961	$3,536
Accounts receivable	8,179	8,100
Accrued expenses	1,980	3,778
Unearned revenue	322	364
Fixed assets	—	2,156
Net operating losses	25,000	38,781
Deferred pension obligation	5,891	6,188
Credits	227	462
Other	232	219

Sub Total	45,792	63,584

Deferred Tax Liabilities
Fixed assets	(1,363)	—
Intangible assets	(16,662)	(11,425)
Prepaid expenses	(822)	—
Other	(21)	(72)

Sub Total	(18,868)	(11,497)

Valuation allowance	(4,144)	(13,875)

Net Deferred Tax Asset (liability)	$22,780	$38,212

In connection with the Perry Ellis Menswear acquisition, the Company acquired a net deferred tax asset of approximately $53.5 million, net of a $20.3 million valuation allowance. Additionally, the acquisition of Perry Ellis Menswear caused an “ownership change” for federal income tax purposes. As a result, the use of any net operating losses existing at the date of the ownership change to offset future taxable income of the company is limited by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). As of June 19, 2003 Perry Ellis Menswear had available federal net operating losses of approximately $123 million, of which approximately $56 million will expire unutilized as a result of the annual usage limitations under Section 382. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary, as the assets are not expected to be fully realized. Approximately $27 million and $18 million of the $123 million net operating losses expired in fiscal 2005 and 2004, respectively. Accordingly, for fiscal 2005 and 2004, the Company has reduced the valuation allowance by approximately $10 million and $6 million, respectively. The following table reflects the expiration of the remaining net operating losses:

Fiscal Year	(in thousands)
1/31/2005 - 1/31/2009	$23,642
1/31/2010 - 1/31/2014	14,086
1/31/2015 - 1/31/2019	12,872
1/31/2020 - 1/31/2024	19,726

$70,326

Deferred taxes have not been recognized on unremitted earnings of the Company’s foreign subsidiaries based on the “indefinite reversal” criteria of APB Opinion 23. As of January 31, 2005, foreign earnings of approximately $1 million have been retained indefinitely by subsidiary companies for reinvestment. No provision is made for income tax that would be payable upon the distribution of earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “AJC Act”) was signed into law. The AJC Act provides for a special one-time dividends received tax deduction of 85 percent of certain foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The AJC Act would require the payment of U.S. tax on the portion of the dividend not subject to the dividends received deduction, even though the Company has U.S. net operating loss carryforwards. All of the Company’s foreign earnings are permanently reinvested for Fiscal 2005. However, the Company will re-evaluate the opportunity to utilize the 85 percent dividends received deduction in Fiscal 2006. The Company is awaiting further clarifying guidance from the U.S. Treasury Department on certain provisions of the AJC Act. As a result, the Company has not yet evaluated how the AJC Act’s one-time repatriation provisions will affect its overseas earnings currently considered permanently reinvested as defined under APB Opinion No. 23, Accounting for Income Taxes – Special Areas for fiscal 2006. The income tax effects of any potential repatriation in Fiscal 2006 cannot currently be estimated.

The federal and state provisions do not reflect the tax savings resulting from deductions associated with the Company’s stock option plans. These savings were $.4 million, and $1.3 million for the years ended January 31, 2005 and 2004, respectively.

The Company and its subsidiaries’ income tax returns are routinely examined by U.S., state, and foreign tax authorities. The tax years under examination vary by jurisdiction. The Company regularly assesses the potential outcomes of both ongoing and future examinations for the current or prior years to insure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its accruals are adequate in relation to the potential assessments. If events occur which indicate payment of these amounts are unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to income tax expense would result.

21. Retirement Plan

The Company has a 401(k) Profit Sharing Plan (the “Plan”) in which eligible employees may participate. Employees are eligible to participate in the Plan upon the attainment of age 21, and completion of three months of service. Participants may elect to contribute up to 60% of their compensation, subject to maximum statutory limits. The Company under the provisions of the Plan, may make discretionary matching contributions equal to a percentage of each participant’s annual compensation. The percentage is determined annually by the Board of Directors. The Company may also elect to make additional profit sharing contributions on behalf of participants in amounts determined by the Board of Directors at the end of the Plan year. The Company’s contributions to the Plan were approximately $721,000, $446,000, and $328,000 for the fiscal years ended January 31, 2005, 2004 and 2003, respectively.

22. Benefit Plans

The Company sponsors two qualified pension plans as a result of the Perry Ellis Menswear acquisition that occurred in June 2003.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the period beginning June 1, 2003, the acquisition measurement date, and ending December 31, 2003, and a statement of the funded status as of December 31, 2003. The plans were frozen and merged as of December 31, 2003.

	2005	2004
	(in thousands)
For the fiscal year ending January 31:
Change in benefit obligation
Benefit obligation at December 31	$51,068	$55,266
Service Cost	—	244
Interest Cost	3,103	1,742
Plan participants’ contributions	—	—
Actuarial loss (gain)	3,906	(3,187)
Lump sums plus annuities paid	(3,240)	(1,797)
Amendments	—	—
Effects of acquisitions	—	—
Effects of divestitures	—	—
Curtailments	—	(1,200)
Settlements	—	—
Special Termination Benefits	—	—

Benefit obligation at end of year December 31	$54,837	$51,068

Change in plan assets
Fair value of plan assets at December 31	41,962	$37,771
Actual return on plan assets	3,769	5,550
Effect of acquisitions	—	—
Effect of divestitures	—	—
Employer contributions	282	439
Plan participants' contributions	—	—
Lump sums plus annuities paid	(3,240)	(1,797)
Settlements	—	—

Fair value of plan assets at end of year December 31	$42,773	$41,963

Funded status at December 31	(12,064)	$(9,105)
Unrecognized net transition obligation	—	—
Unrecognized prior service cost	—	—
Unrecognized net actuarial loss (gain)	(3,553)	(6,806)
Adjustment for January employer contribution	—	177

Accrued benefit cost as of January 31	$(15,617)	$(15,734)

The following table provides the amounts recognized in the consolidated balance sheet as of January 31:

	2005	2004
	(in thousands)
Prepaid benefit cost	$—	$—
Accrued benefit liability	(15,617)	(15,734)
Intangible asset	—	—
Accumulated other comprehensive income	—	—

Net amount recognized	$(15,617)	$(15,734)

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

	2005	2004
	(in thousands)
Projected benefit obligation	$54,837	$51,068
Accumulated benefit obligation	$54,837	$51,068
Fair value of plan assets	$42,773	$41,963

The following table provides the components of net benefit cost for the plans for the fiscal year ended January 31:

	2005	2004
	(in thousands)
Service cost	$—	$244
Interest cost	3,103	1,742
Expected return on plan assets	(3,436)	(1,837)
Amortization of transition asset	—	—
Amortization of unrecognized net loss (gain)	—	—
Amortization of prior service cost	—	—
Other	319	—
Curtailment (gain) loss	—	(1,200)

Net periodic benefit cost	$(14)	$(1,051)

There was no amount included within other comprehensive income arising from a change in the additional minimum pension liability as of December 31, 2005 and 2004.

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table for the year ended December 31:

	2005	2004
Discount rate	5.75%	6.00%
Rate of compensation increase	N/A	4.00%

The assumptions used in the measurement of the net periodic benefit cost for periods ended December 31 are as follows:

	2005	2004
Discount rate	6.00%	5.50%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	N/A	4.00%

The pension plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category, are as follows:

	2005	2004
Asset category:
Equity securities	64.25%	73.41%
Debt securities	27.52%	26.59%
Other	8.23%	0.00%

Total	100.00%	100.00%

The expected future benefit payments are as follows for fiscal years ended January 31:

(in thousands)
2006	$3,325
2007	$3,302
2008	$3,360
2009	$3,481
2010	$3,581
Thereafter	$18,930

23. Related Party Transactions

The Company leases certain office and warehouse space owned by the Chairman of the Board of Directors and Chief Executive Officer (“Chairman”) under certain lease arrangements, most of which are on a month-to-month basis. Rent expense, including insurance and taxes, for these leases amounted to approximately $654,000, $428,000 and $525,000 for the years ended January 31, 2005, 2004 and 2003, respectively. Additionally, the Company reimbursed a Taiwanese entity controlled by the Chairman for costs incurred in rendering services related to merchandising, sourcing, and quality control in the amount of approximately $628,000, $577,000 and $410,000 for the years ended January 31, 2005, 2004 and 2003, respectively.

During the years ended January 31, 2005 and 2004, the Company was a party to aircraft charter agreements with third parties, who chartered the aircraft from an entity controlled by the Chairman and the Chief Operating Officer. The Company believes the charter rate is at or below fair market value, there is no minimum usage requirement, and the charter agreement can be terminated with 60 days notice. The Company paid, under these agreements, to these third parties $677,000 and $37,000 for the years ended January 31, 2005 and 2004, respectively.

The Company is a party to licensing agreements with Isaco International, Inc. (“Isaco”), pursuant to which Isaco was granted the exclusive license to use the Perry Ellis and John Henry brand names in the United States and Puerto Rico to market a line of men’s underwear, hosiery and loungewear. The principal shareholder of Isaco is the father-in-law of the Company’s President and Chief Operating Officer. Royalty income earned from the Isaco license agreements amounted to approximately $2.3 million, $2.2 million and $2.1 million for the years ended January 31, 2005, 2004 and 2003, respectively.

The Company is party to a licensing agreement with Tropi-Tracks LLC (“Tropi-Tracks”), pursuant to which Tropi-Tracks was granted an exclusive license to use the Jantzen brand name in the United States, Canada, and Mexico to market a line of men’s, women’s and junior’s casual and leisure footwear. Salomon Hanono, one of our directors and the son-in-law of the Chairman, is a member of Tropi-Tracks. Royalty income earned from the Tropi-Tracks license agreement amounted to $57,000, $81,000 and $6,000 for the years ended January 31, 2005, 2004 and 2003, respectively.

The Company is a party to licensing agreements with Superior International (“Superior”), pursuant to which Superior was granted the license to use the Perry Ellis, Cubavera and Mondo di Marco brand names in Latin America, Mexico and the Caribbean to market a line of women’s sportswear. The Company’s President and Chief Operating Officer is a partner in Superior. Royalty income earned from the Superior license agreements amounted to approximately $258,000 and $108,000 for the years ended January 31, 2005 and 2004, respectively

24. Stock Options and Warrants

Stock Options – In 1993, the Company adopted a Stock Option Plan (the “1993 Plan”), which was amended in 1998 and 1999 to increase the number of shares reserved for issuance thereunder. The 1993 Plan authorized the Company to grant stock options (“Option” or “Options”) to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2002, prior to the termination of the 1993 Plan in 2003, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). The 2002 Plan was amended in 2003 to increase the number of shares reserved for issuance thereunder, among other changes. As amended, the 2002 Plan allows the Company to grant Options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. Both Stock Option Plans were designed to serve as an incentive for attracting and retaining qualified and competent employees, directors, consultants, and independent contractors of the Company.

The 2002 Plan provides for the granting of Incentive Stock Options and Nonstatutory Stock Options. An Incentive Stock Option is an option to purchase common stock, which meets the requirements as set forth under Section 422 of the Internal Revenue Code of 1986, as amended (“Section 422”). A Nonstatutory Stock Option is an option to purchase Common Stock, which meets the requirements of the 2002 Plan, but does not meet the definition of an “incentive stock option” under Section 422.

The 2002 Plan is administered by the compensation committee of the Board of Directors (“Committee”), which is comprised of two or more non-employee directors. The Committee determines the participants, the allotment of shares, and the term of the Options. The Committee also determines the exercise price of the Options, provided however, that the per share exercise price of Options granted under the 2002 Plan may not be less than the fair market value of the common stock on the date of grant, and in the case of an incentive stock option granted to a 10% shareholder, the per share exercise price will not be less than 110% of such fair market value.

A summary of the stock option activity for options issued under both the 1993 Plan and 2002 Plan is as follows for the years ended January 31:

	Number of Shares	Option Price Per Share			Options Exercisable
		Low	High	Weighted	Number of Shares	Weighted Average Exercise Price
Outstanding January 31, 2002	1,093,801	$5.13	$13.44	$10.27	980,774	$10.40
Granted 2003	578,000	$7.50	$14.85	$12.83

Exercised 2003	(139,701)	$5.13	$13.50	$9.47
Cancelled 2003	(43,466)	$6.88	$14.20	$9.67

Outstanding January 31, 2003	1,488,634	$5.13	$14.85	$10.03	1,260,716	$11.56

Granted 2004	202,500	$14.25	$28.51	$20.96
Exercised 2004	(211,271)	$5.19	$14.85	$9.72
Cancelled 2004	(20,667)	$5.13	$22.96	$16.22	1,142,680	$12.01

Outstanding January 31, 2004	1,459,196

Granted 2005	170,700	$12.08	$27.39	$23.90
Exercised 2005	(75,431)	$6.13	$19.65	$12.10
Cancelled 2005	(47,834)	$7.67	$28.51	$18.88

Outstanding January 31, 2005	1,506,631				1,289,325	$13.42

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00 - $ 7.50	54,500	5.96	$5.31	52,500	$5.28
$ 7.51 - $10.00	415,499	2.38	$8.80	415,499	$8.80
$10.01 - $12.00	18,264	6.10	$11.25	13,601	$11.08
$12.01 - $16.00	709,167	6.39	$14.74	663,983	$14.78
$16.01 - $20.00	45,001	8.13	$18.20	12,997	$18.20
$20.01 - $24.00	132,000	8.67	$22.07	30,246	$21.59
$24.01 - $28.00	132,200	8.96	$25.03	100,499	$24.95

25. Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”, the Company’s principal segments are grouped between the generation of revenues from products and royalties. The Licensing segment derives its revenues from royalties associated from the use of its brand names, principally Perry Ellis, Jantzen, John Henry, Manhattan and Munsingwear. The Product segment derives its revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States.

	2005	2004	2003
	(in thousands)
Revenues:
Product	$633,774	$484,198	$277,028
Licensing	22,807	21,718	28,813

Total Revenues	$656,581	$505,916	$305,841

Operating Income
Product	$33,246	$30,745	$11,292
Licensing	14,965	14,047	22,115

Total Operating Income	$48,211	$44,792	$33,407

Interest Expense
Product	$6,388	$6,578	$2,755
Licensing	8,187	9,836	13,040

Total Interest Expense	$14,575	$16,414	$15,795

Income Tax Provision
Product	$3,918	$3,826	$2,416
Licensing	$8,289	$3,869	$4,310

Total Income Tax Provision	$12,207	$7,695	$6,726

Depreciation and Amortization
Product	$6,180	$4,412	$2,819
Licensing	377	631	764

Total Depreciation and Amortization	$6,557	$5,043	$3,583

Identifiable Assets
Product	$363,317	$282,522	$187,211
Licensing	139,198	150,398	139,349
Corporate	12,445	47,481	4,677

Total Identifiable Assets	$514,960	$480,401	$331,237

26. Commitments and Contingencies

The Company has licensing agreements, as licensee, for the use of certain branded and designer labels. The license agreements expire on varying dates through December 31, 2007. Total royalty payments under these license agreements amounted to approximately $7.4 million, $9.0 million and $3.3 million for the years ended January 31, 2005, 2004 and 2003, respectively, and were classified as cost of sales.

The Company leases three warehouse facilities in Miami totaling approximately 103,000 square feet from its chairman and chief executive officer, to handle the overflow of bulk shipments and the specialty and PING operations. All leases are on a month-to-month basis.

The Company leases several locations in New York City totaling approximately 157,000 square feet, with leases expiring from December 2007 to May 2014. These locations are used for offices and showrooms.

The Company operates 36 retail outlet stores comprising approximately 96,000 square feet of selling space, all of which are leased.

The Company has a lease agreement for office space used by Perry Ellis’ Jantzen swimwear business in Portland, Oregon. This facility totals approximately 35,947 square feet with a lease that expires in December 2009.

The Company also leases one location in Dallas, Texas and one location in Los Angeles, California for office space and showrooms. These facility totals approximately 17,000 square feet with leases that expire in June 2007 and April 2010, respectively.

Minimum aggregate annual commitments for the Company’s non-cancelable operating lease commitments are as follows:

Year Ending January 31,
Amount
(in thousands)
2006	8,030
2007	7,341
2008	6,731
2009	5,874
2010	4,817
Future	13,426

Total	$46,219

Rent expense for these operating leases, including the related party rent payments discussed in Note 23 amounted to $7.0 million, $7.1 million, and $3.0 million for the years ended January 31, 2005, 2004 and 2003, respectively.

The Company is subject to claims and suits in the ordinary course of business. The Company does not believe that the resolution of any pending claims will have a material adverse effect on its financial position, results of operations or cash flows.

27.	Summarized Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Dollars in thousands)
FISCAL YEAR ENDED JANUARY 31, 2005
Net Sales	$192,104	$121,049	$154,716	$165,905	$633,774
Royalty Income	5,315	5,317	5,989	6,186	22,807

Total Revenues	197,419	126,366	160,705	172,091	656,581
Gross Profit	62,803	37,867	52,513	54,867	208,050
Net Income (Loss)	8,205	(2,643)	7,185	8,215	20,962
Net Income(Loss) per share:
Basic	$0.97	($0.29)	$0.76	$0.87	$2.30
Diluted	$0.89	($0.29)	$0.72	$0.83	$2.15
FISCAL YEAR ENDED JANUARY 31, 2004
Net Sales	$101,867	$87,066	$154,955	$140,310	$484,198
Royalty Income	6,411	5,699	4,530	5,078	21,718

Total Revenues	108,278	92,765	159,485	145,388	505,916
Gross Profit	36,733	27,913	51,864	50,625	167,135
Net Income (Loss)	5,628	(2,635)	1,673	8,485	13,152
Net Income(Loss) per share:
Basic	$0.87	($0.36)	$0.20	$1.00	$1.71
Diluted	$0.80	($0.36)	$0.18	$0.93	$1.59
FISCAL YEAR ENDED JANUARY 31, 2003
Net Sales	$78,619	$56,394	$63,037	$78,978	$277,028
Royalty Income	6,077	7,600	7,562	7,574	28,813

Total Revenues	84,696	63,994	70,599	86,552	305,841
Gross Profit	26,764	21,459	24,552	28,065	100,840
Net Income	4,767	2,182	1,063	2,785	10,797
Net Income per share:
Basic	$0.75	$0.34	$0.17	$0.43	$1.69
Diluted	$0.75	$0.34	$0.16	$0.41	$1.65

28. SUBSEQUENT EVENTS

Subsequent to fiscal 2005, on February 26, 2005, the Company acquired certain domestic operating assets of Tropical Sportswear International and its subsidiaries (“Tropical”) and Tropical’s United Kingdom subsidiary for $88.5 million, subject to a downward adjustment for Tropical’s accounts receivable and inventories at closing. The acquisition was funded by the Company’s senior credit facility, as amended. Tropical was a leading designer, marketer and distributor of men’s branded and private label bottoms to all channels of distribution.

In connection with the Tropical acquisition, in February 2005, the Company amended the senior credit facility with Wachovia Bank, National Association (formerly Congress Financial Corporation, Florida). The following are significant amendments to the facility: (i) the line was increased to $175 million from $110 million; (ii) eligible factored receivables was increased to $50 million from $30 million; (iii) the inventory borrowing limit was increased to $90 million from $60 million; (iv) Tropical’s United Kingdom subsidiary was added as a borrower and a guarantor; (v) the sublimit for letters of credit was increased to $60 million from $30 million and (vi) the amount of letter of credit facilities available outside of the facility was increased to $110 million from $60 million.

29. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

The Company has senior secured notes payable, some of which are guaranteed by certain of the Company’s subsidiaries, (the Guarantors). The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only) the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of January 31, 2005 and January 31, 2004, and for the three years ended January 31, 2005. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior secured notes payable on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2005

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(818)	$3,585	$2,631	$—	$5,398
Accounts receivable, net	(218)	132,882	2,254	—	134,918
Intercompany receivable - Guarantors	50,742	219,222	602	(270,566)	—
Intercompany receivable - Non Guarantors	429	16,995	—	(17,424)	—
Inventories, net	—	114,088	1,233	—	115,321
Deferred income taxes	—	12,564	—	—	12,564
Prepaid income taxes	742	1,429	(904)	1,087	2,354
Other current assets	4,778	2,873	97	—	7,748

Total current assets	55,655	503,638	5,913	(286,903)	278,303
Property and equipment, net	1,566	47,132	280	—	48,978
Intangible assets, net	—	139,829	21,056	—	160,885
Investment in subsidiaries	200,037	—	—	(200,037)	—
Deferred income taxes	—	11,303		(1,087)	10,216
Other assets	6,395	10,183	—	—	16,578

TOTAL	$263,653	$712,085	$27,249	$(488,027)	$514,960

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,316	$39,936	$6,240	$—	$47,492
Accrued expenses	1,699	12,175	39	—	13,913
Intercompany payable - Parent	(39,711)	404,623	13,804	(378,716)	—
Accrued interest payable	3,883	917	—	—	4,800
Current portion - real estate mortgage	—	140	—	—	140
Unearned revenues	—	883	153	—	1,036
Other current liabilities	89	2,871	159	—	3,119

Total current liabilities	(32,724)	461,545	20,395	(378,716)	70,500
Senior subordinated notes payable, net	101,518	50,000	—	—	151,518
Senior secured notes payable, net	—	58,828	—	—	58,828
Senior credit facility	—	10,771	—	—	10,771
Real estate mortgage	—	11,393	—	—	11,393
Deferred pension obligation	—	15,391	226	—	15,617
Lease payable long term	291	90	—	—	381

Total long-term liabilities	101,809	146,473	226	—	248,508

Total liabilities	69,085	608,018	20,621	(378,716)	319,008

Minority Interest	—	—	1,384	—	1,384

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—	—	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 9,460,444 shares issued and outstanding as of January 31, 2005	95	65	—	(65)	95
Additional paid-in-capital	87,544	—	—	—	87,544
Contributing Capital	—	3,997	—	(3,997)	—
Retained earnings	106,297	99,881	4,736	(104,617)	106,297
Accumulated other comprehensive income	632	124	508	(632)	632

Total stockholders’ equity	194,568	104,067	5,244	(109,311)	194,568

TOTAL	$263,653	$712,085	$27,249	$(488,027)	$514,960

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2004

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(237)	$(600)	$1,848	$—	$1,011
Accounts receivable, net	6	115,204	468	—	115,678
Intercompany receivable - Guarantors	—	45,868	—	(45,868)	—
Intercompany receivable - Non Guarantors	—	(2,577)	—	2,577	—
Inventories, net	—	110,242	668	—	110,910
Deferred income taxes	—	9,621	—	—	9,621
Prepaid income taxes	90	5,209	(297)		5,002
Other current assets	1,078	5,340	—	—	6,418

Total current assets	937	288,307	2,687	(43,291)	248,640
Property and equipment, net	139	38,932	22	—	39,093
Intangible assets, net	—	152,266	—	—	152,266
Investment in subsidiaries	178,660	—	—	(178,660)	—
Deferred income taxes	—	42,383	—	(13,792)	28,591
Other assets	5,379	6,432	—		11,811

TOTAL	$185,115	$528,320	$2,709	$(235,743)	$480,401

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$84	$28,955	$472	$—	$29,511
Accrued expenses	161	16,189	—	—	16,350
Intercompany payable - Parent	(68,685)	201,910	610	(133,835)	—
Accrued interest payable	2,218	1,522	—	—	3,740
Unearned revenues	—	984	—	—	984
Other current liabilities	—	5,053	71	—	5,124

Total current liabilities	(66,222)	254,613	1,153	(133,835)	55,709
Senior subordinated notes payable, net	100,454	50,000	—	—	150,454
Senior secured notes payable, net	—	60,389	—	—	60,389
Senior credit facility	—	34,715	—	—	34,715
Real estate mortgage	—	11,600	665	(665)	11,600
Deferred income tax	—	13,792	—	(13,792)	—
Deferred pension obligation	—	15,734	—		15,734

Total long-term liabilities	100,454	186,230	665	(14,457)	272,892

Total liabilities	34,232	440,843	1,818	(148,292)	328,601

Minority Interest			917		917

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—	—	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 8,470,700 shares issued and 8,435,013 outstanding as of January 31, 2004	85	—	—	—	85
Additional paid-in-capital	66,074	—	—	—	66,074
Contributing Capital	—	3,997	—	(3,997)	—
Retained earnings	85,335	83,460	(220)	(83,240)	85,335
Accumulated other comprehensive income (loss)	322	20	194	(214)	322

Total	151,816	87,477	(26)	(87,451)	151,816
Treasury stock at cost	(933)				(933)

Total stockholders’ equity	150,883	87,477	(26)	(87,451)	150,883

TOTAL	$185,115	$528,320	$2,709	$(235,743)	$480,401

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 31, 2005

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$626,325	$7,449	$—	$633,774
Royalty income	—	16,447	6,360	—	22,807

Total revenues	—	642,772	13,809	—	656,581
Cost of sales	—	446,093	2,438	—	448,531

Gross profit	—	196,679	11,371	—	208,050
Operating expenses
Selling, general and administrative expenses	(2,889)	152,530	3,641	—	153,282
Depreciation and amortization	3,556	2,991	10	—	6,557

Total operating expenses	667	155,521	3,651	—	159,839

Operating income	(667)	41,158	7,720	—	48,211
Interest expense	10	13,936	629		14,575

Income before minority interest and income tax provision	(677)	27,222	7,091	—	33,636
Minority interest	—	—	467	—	467
Equity in earnings of subsidiaries, net	21,377	—	—	(21,377)	—
Income taxes	(262)	10,801	1,668	—	12,207

Net income	$20,962	$16,421	$4,956	$(21,377)	$20,962

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 31, 2004

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$479,101	$5,097	$—	$484,198
Royalty income	—	24,747	—	(3,029)	21,718

Total revenues	—	503,848	5,097	(3,029)	505,916
Cost of sales	—	339,065	2,745	(3,029)	338,781

Gross profit	—	164,783	2,352	—	167,135
Operating expenses
Selling, general and administrative expenses	1	115,500	1,799	—	117,300
Depreciation and amortization	139	4,892	12	—	5,043

Total operating expenses	140	120,392	1,811	—	122,343

Operating income	(140)	44,391	541	—	44,792
Costs on early extinguishment of debt	—	7,317	—	—	7,317
Interest expense	—	16,412	2	—	16,414

Income before minority interest and income taxes	(140)	20,662	539	—	21,061
Minority interest	—	—	214	—	214
Equity in earnings of subsidiaries, net	13,240	—	—	(13,240)	—
Income taxes	(52)	7,455	292	—	7,695

Net income	$13,152	$13,207	$33	$(13,240)	$13,152

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 31, 2003

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues
Net sales	$—	$274,105	$2,923	$—	$277,028
Royalty income	4,451	24,362	—	—	28,813

Total revenues	4,451	298,467	2,923	—	305,841
Cost of sales		203,200	1,801	—	205,001

Gross profit	4,451	95,267	1,122	—	100,840
Operating expenses
Selling, general and administrative expenses	3,384	59,560	906	—	63,850
Depreciation and amortization		3,578	5	—	3,583

Total operating expenses	3,384	63,138	911	—	67,433

Operating income	1,067	32,129	211	—	33,407
Interest expense	(63)	15,854	4	—	15,795

Income before minority interest and income tax provision	1,130	16,275	207	—	17,612
Minority interest	—	—	89	—	89
Equity in earnings of subsidiaries, net	10,099	—	—	(10,099)	—
Income taxes	432	6,165	129	—	6,726

Net income	$10,797	$10,110	$(11)	$(10,099)	$10,797

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2005

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,962	$16,421	$4,956	$(21,377)	$20,962
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,643	2,128	10	—	5,781
Provision for bad debt	—	1,200	200	—	1,400
Tax benefit from exercise of stock options	394	—	—	—	394
Amortization of debt issue cost	68	981	—	—	1,049
Amortization of bond discount	—	202	—	—	202
Deferred income taxes	—	9,113	—	1,087	10,200
Minority Interest	—	—	467	—	467
Equity in subsidiaries, net	(21,377)	—	—	21,377	—
Other	—	(278)	(439)	600	(117)
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	(50,947)	(211,804)	(2,588)	244,699	(20,640)
Inventories, net	—	(3,846)	(565)	—	(4,411)
Other current assets and prepaid income taxes	(4,442)	1,038	807	3,915	1,318
Other assets	(20)	(6,495)	—	—	(6,515)
Accounts payable and accrued expenses	31,744	206,280	19,001	(244,881)	12,144
Income taxes payable	90	5,209	(297)	(5,002)	—
Accrued interest payable	1,665	(605)	—	—	1,060
Other current liabilities and unearned revenues	89	(150)	241	—	180

Net cash (used in) provided by operating activities	(18,131)	19,394	21,793	418	23,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,070)	(8,633)	(268)	—	(13,971)
Payment on purchase of intangible assets, net	—	17,241	(21,056)	—	(3,815)

Net cash (used in) provided by investing activities:	(5,070)	8,608	(21,324)	—	(17,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	99,950	—	—	99,950
Payments on senior credit facility	—	(123,894)	—	—	(123,894)
Payments on real estate mortgage	—	(67)	—	—	(67)
Proceeds from exercise of stock options	911		—	—	911
Proceeds from new stock issuances	21,108	—	—	—	21,108
Other financing activities	291	90	—	—	381

Net cash provided by (used in) financing activities:	22,310	(23,921)	—	—	(1,611)

Effect of exchange rate changes on cash and cash equivalents	310	104	314	(418)	310
NET (DECREASE) INCREASE IN CASH	(891)	4,081	783	—	4,387
CASH AT BEGINNING OF YEAR	(237)	(600)	1,848	—	1,011

CASH AT END OF YEAR	$(818)	$3,585	$2,631	$—	$5,398

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2004

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,152	$13,207	$33	$(13,240)	$13,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	38	3,907	9	—	3,954
Provision for bad debt	—	1,144	—	—	1,144
Tax benefit from exercise of stock options	1,287	—	—	—	1,287
Amortization of debt issue cost	—	1,165	—	—	1,165
Amortization of bond discount	—	325	—	—	325
Deferred income taxes	—	7,605	—	—	7,605
Costs on early extinguishment of debt	—	7,317	—	—	7,317
Minority Interest	—	—	214	—	214
Equity in subsidiaries, net	(103,955)	—	—	103,955	—
Other	365	—	(120)	—	245
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	(47,137)	113,856	424	(90,715)	(23,572)
Inventories, net	—	(14,299)	(270)	—	(14,569)
Other current assets and prepaid income taxes	(793)	(1,777)	—	—	(2,570)
Other assets	(900)	3,812	—	—	2,912
Accounts payable and accrued expenses	(121)	(11,645)	122	—	(11,644)
Income taxes payable	142	(330)	188	—	—
Accrued interest payable	2,219	(3,153)	—	—	(934)
Other current liabilities and unearned revenues	—	2,721	(66)	—	2,655

Net cash (used in) provided by operating activities	(135,703)	123,855	534	—	(11,314)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(177)	(8,495)	(1)	—	(8,673)
Payment on purchase of intangible assets, net	—	(1,761)	—	—	(1,761)
Payment for acquired businesses, net of cash acquired	35,555	(70,008)	—	—	(34,453)

Net cash (used in) provided by investing activities:	35,378	(80,264)	(1)	—	(44,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	199,585	—	—	199,585
Payments on senior credit facility	—	(187,793)	—	—	(187,793)
Payments on senior subordinated notes	2,199	(109,516)	—	—	(107,317)
Proceeds from senior secured notes	96,813	50,000	—	—	146,813
Purchase of treasury stock	(933)	—	—	—	(933)
Proceeds from exercise of stock options	2,054	—	—	—	2,054

Net cash provided by (used in) financing activities:	100,133	(47,724)	—	—	52,409

Effect of exchange rate changes on cash and cash equivalents	—	—	120	—	120
NET (DECREASE) INCREASE IN CASH	(192)	(4,133)	653	—	(3,672)
CASH AT BEGINNING OF YEAR	(45)	3,533	1,195	—	4,683

CASH AT END OF YEAR	$(237)	$(600)	$1,848	$—	$1,011

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2003

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,797	$10,110	$(11)	$(10,099)	$10,797
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,778	5	—	2,783
Provision for bad debt	—	281	—	—	281
Amortization of debt issue cost	—	919	—	—	919
Amortization of bond discount	—	349	—	—	349
Deferred income taxes	—	3,371	—	—	3,371
Minority Interest	—	—	89	—	89
Equity in earnings of subsidiaries, net	(14,096)	3,997		10,099	—
Other	79			—	79
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	4,645	(34,441)	396	—	(29,400)
Inventories, net	—	(3,400)	(306)	—	(3,706)
Other current assets and prepaid income taxes	(97)	(5,595)	—	—	(5,692)
Other assets	(527)	(1,519)	—	—	(2,046)
Accounts payable and accrued expenses	226	6,475	(5)	—	6,696
Income taxes payable	(152)	(1,098)	(132)	—	(1,382)
Accrued interest payable	—	864	—	—	864
Other current liabilities and unearned revenues	(122)	(593)	(83)	—	(798)

Net cash (used in) provided by operating activities	753	(17,502)	(47)	—	(16,796)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(22,077)	—	—	(22,077)
Payment on purchase of intangible assets, net	78	(221)	(45)	—	(188)
Payment for acquired businesses, net of cash acquired	—	(25,084)	—	—	(25,084)

Net cash (used in) provided by investing activities:	78	(47,382)	(45)	—	(47,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	337,649	63	—	337,712
Payments on senior credit facility	—	(336,546)	—	—	(336,546)
Payments on senior subordinated notes	(2,199)	—	—	—	(2,199)
Proceeds from senior secured notes	—	55,589	—	—	55,589
Proceeds from real estate mortgage	—	11,600	—	—	11,600
Proceeds from exercise of stock options	1,323	—	—	—	1,323

Net cash provided by (used in) financing activities:	(876)	68,292	63	—	67,479

Effect of exchange rate changes on cash and cash equivalents			45		45
NET (DECREASE) INCREASE IN CASH	(45)	3,408	16	—	3,379
CASH AT BEGINNING OF YEAR	—	125	1,179	—	1,304

CASH AT END OF YEAR	$(45)	$3,533	$1,195	$—	$4,683

Exhibit Index

Exhibit No	Description of Exhibit

10.3	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Officers

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002