Form 10-Q
period 2005-04-30
PERRY ELLIS INTERNATIONAL INC
filed 2005-06-09
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2005

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

The number of shares outstanding of the registrant’s common stock is 9,500,924 (as of June 8, 2005).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Consolidated Balance Sheets (Unaudited) as of April 30, 2005 and January 31, 2005	1

Consolidated Statements of Income (Unaudited) for the three months ended April 30, 2005 and 2004	2

Consolidated Statements of Cash Flows (Unaudited) for the three months ended April 30, 2005 and 2004	3

Notes to Unaudited Consolidated Financial Statements	4

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	21

Item 4:

Controls and Procedures	23

PART II: OTHER INFORMATION	24

Item 6:

Exhibits	24

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	April 30, 2005	January 31, 2005
ASSETS
Current Assets:

Cash and cash equivalents	$4,760	$5,398
Accounts receivable, net	176,517	134,918
Inventories, net	158,437	115,321
Deferred income taxes	13,134	12,564
Prepaid income taxes	691	2,354
Other current assets	5,615	7,748

Total current assets	359,154	278,303

Property and equipment, net	63,311	48,978
Intangible assets, net	177,174	160,885
Deferred income taxes	7,329	10,216
Other assets	13,715	16,578

TOTAL	$620,683	$514,960

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$44,091	$47,492
Accrued expenses and other liabilities	25,852	17,032
Accrued interest payable	1,802	4,800
Current portion - real estate mortgage	143	140
Unearned revenues	1,138	1,036

Total current liabilities	73,026	70,500

Senior subordinated notes payable, net	148,790	151,518
Senior secured notes payable, net	57,925	58,828
Senior credit facility	107,912	10,771
Real estate mortgage	11,356	11,393
Lease payable long term	698	381
Deferred pension obligation	15,597	15,617

Total long-term liabilities	342,278	248,508

Total liabilities	415,304	319,008

Minority Interest	1,627	1,384

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 9,488,993 shares issued and outstanding as of April 30, 2005 and 9,460,444 shares issued and outstanding as of January 31, 2005	95	95
Additional paid-in-capital	87,956	87,544
Retained earnings	115,188	106,297
Accumulated other comprehensive income	513	632

Total stockholders’ equity	203,752	194,568

TOTAL	$620,683	$514,960

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended April 30,
	2005	2004
Revenues
Net sales	$220,394	$192,104
Royalty income	5,206	5,315

Total revenues	225,600	197,419
Cost of sales	152,673	134,616

Gross profit	72,927	62,803
Operating expenses
Selling, general and administrative expenses	51,088	44,873
Depreciation and amortization	2,240	1,505

Total operating expenses	53,328	46,378

Operating income	19,599	16,425
Interest expense	5,370	3,445

Income before minority interest and income taxes	14,229	12,980
Minority interest	243	59
Income taxes	5,095	4,716

Net income	$8,891	$8,205

Net income per share
Basic	$0.94	$0.97

Diluted	$0.89	$0.89

Weighted average number of shares outstanding
Basic	9,465	8,476
Diluted	10,000	9,187

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended April 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,891	$8,205
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,040	1,280
Provision for bad debt	63	198
Tax benefit from exercise of stock options	114	304
Amortization of debt issue costs	226	279
Amortization of note discount	50	50
Deferred income taxes	2,286	4,842
Minority interest	243	59
Other	(20)	10
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	(10,163)	(41,215)
Inventories, net	(6,760)	21,398
Other current assets and prepaid income taxes	1,043	2,475
Other assets	166	216
Accounts payable, accrued expenses and other	(3,734)	(4,021)
Accrued interest payable	(2,998)	(2,292)
Unearned revenues	102	185

Net cash used in operating activities	(8,451)	(8,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,597)	(2,126)
Payment for acquired business, net of cash acquired	(86,888)	—

Net cash used in investing activities	(89,485)	(2,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	166,518	77,201
Payments on senior credit facility	(69,377)	(60,096)
Payments on real estate mortgage	(34)	—
Other financing activities	12	—
Proceeds from exercise of stock options	298	574

Net cash provided by financing activities	97,417	17,679

Effect of exchange rate changes on cash and cash equivalents	(119)	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(638)	7,526
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,398	1,011

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,760	$8,537

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,368	$5,709

Income taxes	$908	$117

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP. These consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005.

The information presented reflects all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the interim periods. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2. INVENTORIES

Inventories are stated at the lower of cost (moving average cost) or market. Cost principally consists of the purchase price, customs duties, freight, insurance and commissions to buying agents. Inventory levels at April 30, 2005 increased because of the acquisition of Tropical Sportswear Int’l Corporation (see note 12).

Inventories consisted of the following as of:

	(in thousands)
	April 30, 2005	January 31, 2005
Finished goods	$143,738	$113,104
Raw materials and in process	14,699	2,217

Total	$158,437	$115,321

3. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	(in thousands)
	April 30, 2005	January 31, 2005
Total letter of credit facilities	$122,980	$93,026
Outstanding letters of credit	(47,615)	(72,210)

Total credit available	$75,365	$20,816

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

5. INTANGIBLE ASSETS

Intangible assets primarily represent costs capitalized in connection with the acquisitions of brand names and license rights. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” identifiable intangible assets with an indefinite useful life are not amortized but are tested for impairment annually as of February 1st of each year. As a result of this evaluation, it was determined that there was no impairment of recorded intangible assets as of February 1, 2005.

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

7. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $6.2 million and $7.2 million for the three months ended April 30, 2005 and 2004, respectively, and are included in selling, general and administrative expenses.

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

	(in thousands, except per share data) Three Months Ended April 30,
	2005	2004
Net income as reported	$8,891	$8,205
Add : Total stock based employee compensation expense included in reported net income, net	—	—
Deduct : Total stock based employee compensation expense not included in reported net income, net	258	224

Pro forma net income	$8,633	$7,981

Pro forma net income per share:
Basic	$0.91	$0.94

Diluted	$0.86	$0.87

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

The following table sets forth the computation of basic and diluted income per share:

	(in thousands, except per share data) Three Months Ended April 30,
	2005	2004
Numerator:
Net income	$8,891	$8,205

Denominator:
Basic income per share - weighted average shares	9,465	8,476
Dilutive effect: stock options	535	711

Diluted income per share - weighted average shares	10,000	9,187

Basic income per share	$0.94	$0.97

Diluted income per share	$0.89	$0.89

Antidilutive effect: stock options (1)	209	—

(1)	Represents stock options to purchase shares of common stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

10. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and the effect of foreign currency translation. Comprehensive income was $8.8 million and $8.2 million for the three months ended April 30, 2005 and 2004, respectively.

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

	(in thousands) Three Months Ended April 30,
	2005	2004
Revenues:
Product	$220,394	$192,104
Licensing	5,206	5,315

Total Revenues	$225,600	$197,419

Operating Income:
Product	$17,137	$13,662
Licensing	2,462	2,763

Total Operating Income	$19,599	$16,425

12. TROPICAL SPORTSWEAR INT’L CORPORATION ACQUISITION

On February 26, 2005, the Company consummated the acquisition of certain domestic operating assets of Tropical Sportswear Int’l Corporation (“Tropical”), as well as the outstanding capital stock of Tropical’s U.K. subsidiary, pursuant to Section 363 of the U.S. Bankruptcy Code, which will be primarily included in the product segment.

The aggregate purchase price was approximately $90.4 million, which represents the sum of (i) $88.5 million paid in cash, and (ii) estimated acquisition costs of $1.9 million. The $88.5 million in cash paid at closing remains subject to adjustment based on a final valuation of the closing date accounts receivable and inventory purchased by the Company. Once final, such adjustments are expected to reduce, as applicable, total acquisition costs.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Purchase accounting adjustments include fair value adjustments and the allocation of the excess of fair value over purchase price as required under SFAS 141.

(in thousands)
Total purchase price
Cash consideration paid	$88,500

Total purchase price	88,500
Total direct merger costs	1,853

Total adjusted purchase price	$90,353

The total allocation of the purchase price is as follows:

Cash	$503
Accounts receivable	31,499
Inventory	36,356
Other current assets	209
Property, plant and equipment	13,776
Trademarks	16,289
Accounts payable	(1,635)
Accrued expenses	(6,276)
Capital leases	(305)
Deferred taxes	(63)

Fair value of net assets acquired	$90,353

13. PRO FORMA FINANCIAL INFORMATION

The pro forma financial information presented below, gives effect to the Tropical acquisition, as if it occurred as of the beginning of the first quarter of fiscal 2006 and 2005. For the first quarter of fiscal 2006, Tropical’s post acquisition results are reflected in the Company’s income statement for the two months ended April 30, 2005, and pro forma results for the one month ended February 28, 2005 were included. Pro forma first quarter fiscal 2005 results for Tropical were derived from Tropical’s previously reported results for the three months ended March 31, 2004.

	Three Months Ended April 30, 2005	Three Months Ended April 30, 2004
	(in thousands, except per share data)	(in thousands, except per share data)
Total revenues	$244,423	$288,345

Net income	$8,130	$10,804

Net income per share
Basic	$0.86	$1.27

Diluted	$0.81	$1.18

Weighted Average Number of Shares:
Basic	9,465	8,476
Diluted	10,000	9,187

14. BENEFIT PLANS

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the first quarter of fiscal 2006 and 2005:

	Three Months Ended April 30,
	2005	2004
	(in thousands)
Service cost	$—	$—
Interest cost	745	742
Expected return on plan assets	(845)	(864)
Amortization of net gain		(27)

Net periodic benefit cost	$(100)	$(149)

The Company expects no contributions to the pension plan during fiscal 2006.

15. DERIVATIVES FINANCIAL INSTRUMENTS

The Company has entered into derivative financial instruments in order to manage the overall borrowing costs associated with its senior subordinated notes and senior secured notes.

Derivatives on $57 million senior secured notes payable

At April 30, 2005, the Company had an interest rate swap and option (the “$57 million Swap Agreement”) for an aggregate notional amount of $57 million in order to manage the overall borrowing costs associated with its 9 1/2% senior secured notes. The $57 million Swap Agreement is scheduled to terminate on March 15, 2009. The $57 million Swap Agreement is a fair value hedge as it has been designated against the 9 1/2% senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The $57 million Swap Agreement is reflected at fair value in the Company’s consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $57 million Swap Agreement recorded on the Company’s Consolidated Balance Sheet was $1.7 million as of April 30, 2005 and $2.7 million as of January 31, 2005.

At April 30, 2005, the Company also had an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. The $57 million Cap Agreement is scheduled to terminate on March 15, 2009. The $57 million Cap Agreement caps the interest rate on the senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $50,000 and $100,000 decrease of recorded interest expense on the consolidated statement of income for the three months ended April 30, 2005 and 2004. The fair value of the $57 million Cap Agreement recorded on the Company’s consolidated balance sheet was ($700,000) as of April 30, 2005 and ($600,000) as of January 31, 2005.

The Company also had an interest rate floor agreement (the “$57 million Floor Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. The $57 million Floor Agreement expired on March 15, 2005. The $57 million Floor Agreement did not qualify for hedge accounting treatment under SFAS No. 133, resulting in a $0 and $100,000 decrease of recorded interest expense on the consolidated statement of income for the three months April 30, 2005 and 2004, respectively. The fair value of the $57 million Floor Agreement recorded on the Company’s consolidated balance sheet was $0.0 as of January 31, 2005.

Derivatives on $150 million senior subordinated notes payable

In conjunction with the Company’s fiscal 2004 offering of $150 million of 8 7/8% senior subordinated notes due September 15, 2013, the Company entered into interest rate swap agreements (the “$150 million Swap Agreement”) with Merrill Lynch & Co., Inc. (“Merrill”) and Wachovia Bank N. A. (“Wachovia”) for an aggregate notional amount of $150 million in order to manage the overall borrowing costs associated with the new senior subordinated notes. The $150 million Swap Agreement was scheduled to terminate on September 15, 2013. Under the $150 million Swap Agreement, the Company was entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8 7/8% and was obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the six-month LIBOR rate plus 394 basis points for the period through September 15, 2013.

On April 29, 2005, the Company terminated its $75 million notional amount swap agreement with Wachovia. In connection with the termination, the Company paid $495,000. The termination payment was comprised of the fair market value of the swap in the amount of $578,000 less accrued interest of $83,000. The fair value will be amortized over the remaining life of the $150 million senior subordinated notes payable.

On May 2, 2005, the Company terminated its $75 million notional amount swap agreement with Merrill. In connection with the termination, the Company paid $540,000. The termination payment was comprised of the fair market value of the swap in the amount of $632,000 less accrued interest of $92,000. The fair value will be amortized over the remaining life of the $150 million senior subordinated notes payable.

The fair value of the $150 million Swap Agreement recorded on the consolidated balance sheet was $1.5 million as of January 31, 2005.

Other

The Company does not currently have a significant exposure to foreign exchange risk and accordingly, has not entered into any transactions to hedge against those risks.

16. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

Perry Ellis International, Inc. and several of its subsidiaries have fully and unconditionally guaranteed the senior secured notes and senior subordinated notes on a joint and several basis. As such, the following consolidating condensed financial statements, which present, in separate columns: Perry Ellis, the guarantors on a combined basis and the non-guarantors on a combined basis are required to be presented. Additional columns present eliminating adjustments and consolidated totals as of April 30, 2005 and January 31, 2005, and for the three months ended April 30, 2005 and 2004. The Company has not presented separate financial statements and other disclosures concerning the combined guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

AS OF APRIL 30, 2005

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$(446)	$2,932	$2,274	$—	$4,760
Accounts receivable, net	420	173,104	2,993	—	176,517
Intercompany Receivable - Guarantors	54,079	281,535	549	(336,163)	—
Intercompany Receivable - Non Guarantors	434	15,632	—	(16,066)	—
Inventories, net	—	156,711	1,726	—	158,437
Other current assets	2,879	16,652	(1,159)	1,068	19,440

Total current assets	57,366	646,566	6,383	(351,161)	359,154

Property and equipment, net	13,584	49,472	255	—	63,311
Intangible assets, net	—	156,118	21,056	—	177,174
Investment in subsidiaries	299,270	—	—	(299,270)	—
Other	4,747	17,365	—	(1,068)	21,044

TOTAL	$374,967	$869,521	$27,694	$(651,499)	$620,683

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$7,163	$64,580	$1,283	$—	$73,026
Intercompany Payable - Parent	(22,102)	447,197	17,978	(443,073)	—

Total current liabilities	(14,939)	511,777	19,261	(443,073)	73,026

Notes payable and senior credit facility	185,500	140,483	—	—	325,983
Other long term liabilities	654	15,434	207	—	16,295

Total long-term liabilities	186,154	155,917	207	—	342,278

Total liabilities	171,215	667,694	19,468	(443,073)	415,304

Minority Interest	—	—	1,627	—	1,627

Stockholders’ equity	203,752	201,827	6,599	(208,426)	203,752

TOTAL	$374,967	$869,521	$27,694	$(651,499)	$620,683

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 31, 2005

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$(818)	$3,585	$2,631	$—	$5,398
Accounts receivable, net	(218)	132,882	2,254	—	134,918
Intercompany Receivable - Guarantors	50,742	219,222	602	(270,566)	—
Intercompany Receivable - Non Guarantors	429	16,995	—	(17,424)	—
Inventories, net	—	114,088	1,233	—	115,321
Other current assets	5,520	16,866	(807)	1,087	22,666

Total current assets	55,655	503,638	5,913	(286,903)	278,303

Property and equipment, net	1,566	47,132	280	—	48,978
Intangible assets, net	—	139,829	21,056	—	160,885
Investment in subsidiaries	200,037	—	—	(200,037)	—
Other	6,395	21,486	—	(1,087)	26,794

TOTAL	$263,653	$712,085	$27,249	$(488,027)	$514,960

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$6,987	$56,922	$6,591	$—	$70,500
Intercompany Payable - Parent	(39,711)	404,623	13,804	(378,716)	—

Total current liabilities	(32,724)	461,545	20,395	(378,716)	70,500

Notes payable and senior credit facility	101,518	130,992	—	—	232,510
Other long term liabilities	291	15,481	226	—	15,998

Total long-term liabilities	101,809	146,473	226	—	248,508

Total liabilities	69,085	608,018	20,621	(378,716)	319,008

Minority Interest	—	—	1,384	—	1,384

Stockholders’ equity	194,568	104,067	5,244	(109,311)	194,568

TOTAL	$263,653	$712,085	$27,249	$(488,027)	$514,960

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2005

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$221,573	$4,027	$—	$225,600
Gross profit	—	69,483	3,444	—	72,927
Operating income	—	17,116	2,483	—	19,599
Interest, minority interest and income taxes	(11)	9,668	1,051	—	10,708
Equity in earnings of subsidiaries, net	8,880	—	—	(8,880)	—
Net income	8,891	7,448	1,432	(8,880)	8,891

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2004

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$194,976	$2,443	$—	$197,419
Gross profit	(10)	60,004	2,809	—	62,803
Operating income	1	14,942	1,482	—	16,425
Interest, minority interest and income taxes	1	7,792	427	—	8,220
Equity in earnings of subsidiaries, net	8,205	—	—	(8,205)	—
Net income	8,205	7,150	1,055	(8,205)	8,205

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2005

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$13,557	$(21,587)	$(303)	$(118)	$(8,451)
Net cash used in investing activities	(100,437)	10,929	23	—	(89,485)
Net cash provided by financing activities	87,371	10,046	—	—	97,417
Effect of exchange rate changes on cash and cash equivalents	(119)	(41)	(77)	118	(119)
Net decrease (increase) in cash and cash equivalents	372	(653)	(357)	—	(638)
Cash and cash equivalents at beginning of period	(818)	3,585	2,631	—	5,398
Cash and cash equivalents at end of period	(446)	2,932	2,274	—	4,760

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2004

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(2,084)	$(14,512)	$8,569	$—	$(8,027)
Net cash used in investing activities	(3)	(1,993)	(130)	—	(2,126)
Net cash provided by financing activities	574	17,105	—	—	17,679
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net decrease (increase) in cash and cash equivalents	(1,513)	600	8,439	—	7,526
Cash and cash equivalents at beginning of period	(237)	(600)	1,848	—	1,011
Cash and cash equivalents at end of period	(1,750)	—	10,287	—	8,537

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. References in this report to the Tropical acquisition refer to our acquisition of certain domestic operating assets of Tropical Sportswear Int’l Corporation as well as the outstanding capital stock of its United Kingdom subsidiary that was completed in February 2005. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended January 31, 2005.

Forward – Looking Statements

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “intend,” “plan,” “envision,” and similar words or phrases or corporate terminology. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control.

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2005 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by Accounting Principles Generally Accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas we use judgment in are the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment on long-lived assets which are our trademarks, the carrying value of our deferred tax accounts, and the calculation of our pension obligation.

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

Retirement-Related Benefits. The pension obligations related to our defined benefit pension plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate, expected return of plan assets, future compensation increases, and other factors, which are updated on an annual basis. Management is required to consider current market conditions, including changes in interest rates, in making these assumptions. Actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect the recognized pension expense or benefit and our pension obligation in future periods. The fair value of plan assets is based on the performance of the financial markets, particularly the equity markets. Therefore, the market value of the plan assets can change dramatically in a relatively short period of time. Additionally, the measurement of the plan’s benefit obligation is highly sensitive to changes in interest rates. As a result, if the equity market declines and/or interest rates decrease, the plan’s estimated accumulated benefit obligation could exceed the fair value of the plan assets and therefore, we would be required to establish an additional minimum liability, which would result in a reduction in shareholder’s equity for the amount of the shortfall. For fiscal 2005, we did not record an additional minimum pension liability calculated under the provisions of SFAS No. 87.

Results of Operations

The following is a discussion of the results of operations for the first quarter of the fiscal year ending January 31, 2006 (“fiscal 2006”) compared with the first quarter of the fiscal year ended January 31, 2005 (“fiscal 2005”).

Results of Operations – First Quarter of fiscal 2006 compared with First Quarter of Fiscal 2005.

Net sales. Net sales in the first quarter of fiscal 2006 were $220.4 million, an increase of $28.3 million, or 14.7%, from $192.1 million in the first quarter of fiscal 2005. The increase in net sales is primarily attributable to approximately $45 million generated by the Tropical business and a slight increase in our men’s wholesale business, offset by the partially planned reduction in our swimwear business of approximately $17 million.

Royalty income. Royalty income for the first quarter of fiscal 2006 was $5.2 million, a decrease of $0.1 million, or 1.9%, from $5.3 million for the first quarter of fiscal 2005. The decrease in royalty income was principally due to the termination of our active and women’s wear licenses partially offset by increases in our other licenses.

Gross profit. Gross profit was $72.9 million in the first quarter of fiscal 2006, as compared to $62.8 million in the first quarter of fiscal 2005, an increase of 16.1%. As a percentage of total revenue, gross profit margins were 32.3% in the first quarter of fiscal 2006 as compared to 31.8% in the first quarter of fiscal 2005. The increase in gross profit during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 was primarily attributed to the gross profit of the Tropical and men’s wholesale business in the amount of approximately $13 million, offset by a decline in the gross profit dollars in our swimwear business, due to lower sales levels.

Wholesale gross profit margins (which exclude the impact of royalty income) were 30.7% in the first quarter of fiscal 2006, as compared to 29.9% in the first quarter of fiscal 2005, with this improvement primarily attributable to higher swimwear business gross margins.

Selling, general and administrative expenses. Selling, general and administrative expenses during the first quarters of fiscal 2006 were $51.1 million, an increase of $6.2 million, or 13.8%, from $44.9 million in the first quarter of fiscal 2005. As a percentage of total revenues, selling, general and administrative expenses were essentially flat at 22.7% in the first quarters of fiscal 2006 and 2005. The increase in selling, general and administrative expenses is primarily attributable to additional expenses incurred by our Tropical business offset by planned reductions in other selling, general and administrative expenses.

Depreciation and amortization. Depreciation and amortization during the first quarter of fiscal 2006 was $2.2 million, an increase of $0.7 million, or 46.7%, from $1.5 million in the first quarter of fiscal 2005. The increase is due to depreciation expense from the Tropical additions in the amount of $0.3 million and an increase in property and equipment purchased during fiscal 2006.

Interest expense. Interest expense in the first quarter of fiscal 2006 was $5.4 million, an increase of $2.0 million, or 58.8%, from $3.4 million in the first quarter of fiscal 2005. The increase in interest expense is primarily attributable to the funding of the acquisition of the Tropical business through our senior credit facility in the amount of $88.5 million. Additionally, the LIBOR rates in the first quarter of fiscal 2006 were higher than the LIBOR rates in the first quarter of fiscal 2005. Interest expense is expected to increase due to the termination of the swap agreements.

Income taxes. Income taxes in the first quarter of fiscal 2006 were $5.1 million, a $0.4 million increase as compared to $4.7 million for the first quarter of fiscal 2005. For the first quarter of fiscal 2006, our effective tax rate was 35.9% as compared to 36.3% in the first quarter of fiscal 2005. The primary decrease in the effective tax rate was due to a lower tax rate experienced by our United Kingdom subsidiary, acquired in the Tropical acquisition.

Net income. Net income in the first quarter of fiscal 2006 was $8.9 million, an increase of $0.7 million, or 8.5%, as compared to net income of $8.2 million in the first quarter of fiscal 2005. The increase in net income was due to the changes described above.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations, acquisitions and capital expenditures. We believe that as a result of the growth in our business, our working capital requirements will increase. As of April 30, 2005, our total working capital was $286.1 million as compared to $207.8 million as of January 31, 2005, primarily as a result of the Tropical acquisition. We believe that our cash flows from operations and borrowings under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs.

Net cash used in operating activities was $8.5 million in the first quarter of fiscal 2006 as compared to $8.0 million in the first quarter of fiscal 2005. The increase of $0.5 million in the level of cash used in operating activities in the first quarter of 2006 as compared to the first quarter of 2005 is primarily attributable to a decrease in the use of cash related to accounts receivable, accounts payable and accrued expenses, offset by the use of cash related to inventories and higher net income.

Net cash used in investing activities was $89.5 million in the first quarter of fiscal 2006, which primarily reflects the purchase of Tropical in the amount of $86.9 million and additions to property and equipment in the amount of $2.6 million.

Net cash provided by financing activities in the first quarter of fiscal 2006 was $97.4 million, which primarily reflects the net proceeds from our senior credit facility of $97.1 million, which were used primarily for the Tropical Acquisition, as well as proceeds from the exercise of employee stock options of $0.3 million.

The Tropical Sportswear Acquisition

On February 26, 2005, we acquired certain domestic operating assets of Tropical and its subsidiaries and Tropical’s United Kingdom subsidiary for $88.5 million, subject to a downward adjustment for Tropical’s accounts receivable and inventories at closing. In addition, acquisition costs amounted to approximately $1.9 million, thus bringing the aggregate purchase price to $90.4 million. The acquisition was funded from our senior credit facility.

Tropical was a leading designer, marketer and distributor of men’s branded and private label bottoms to all channels of distribution. With the Tropical acquisition, we believe we have become one of the largest suppliers of men’s bottoms in the United States, added significant revenues, further strengthened and balanced our product mix, and added to our portfolio of brands. The Tropical acquisition also provides us with a state-of-the-art distribution facility in Tampa, Florida and a strong platform to expand our existing brands into Europe as a result of the acquired United Kingdom subsidiary.

Senior Credit Facility

On February 26, 2005, we amended our senior credit facility with Wachovia Bank, National Association (formerly Congress Financial Corporation, Florida). The following were the significant amendments to the facility: (i) the line was increased to $175 million from $110 million; (ii) eligible factored receivables in the borrowing base calculation was increased to $50 million from $30 million; (iii) the inventory borrowing limit was increased to $90 million from $60 million; (iv) Tropical’s United Kingdom subsidiary was added as a borrower and a guarantor; (v) the sublimit for letters of credit was increased to $60 million from $30 million, and (vi) the amount of letter of credit facilities permitted outside of the facility was increased to $110 million from $60 million.

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

Borrowing Base. Borrowings under the senior credit facility are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to the lesser of either (1) the sum of (a) 85.0% of eligible receivables plus (b) 85.0% of our eligible factored accounts receivables up to $50.0 million plus (c) the lesser of (i) the inventory loan limit of $90 million, or (ii) the lesser of (A) 65.0% of eligible finished goods inventory, or (B) 85.0% of the net recovery percentage (as defined in the senior credit facility) of eligible inventory, or (2) the loan limit; and in each case minus (x) 35.0% of the amount of outstanding letters of credit for eligible inventory, (y) the full amount of all other outstanding letters of credit issued pursuant to the senior credit facility which are not fully secured by cash collateral, and (z) licensing reserves for which we are the licensee of certain branded products.

Interest. Interest on the principal balance under the senior credit facility accrues, at our option, at either (a) our bank prime lending rate with adjustments depending upon our quarterly average excess availability plus excess cash or leverage ratio or (b) 2.0% above the rate quoted by our bank as the average Eurodollar Rate (“Eurodollar”) for 1-, 2-, 3- and 6-month Eurodollar deposits with 20 to 25 basis point adjustments depending upon our quarterly average excess availability plus excess cash and leverage ratio at the time of borrowing.

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

Letter of Credit Facilities

As of April 30, 2005, we maintained four U.S. dollar letter of credit facilities totaling $120.0 million and one letter of credit facility totaling $3.0 million utilized by our Canadian joint venture. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. As of April 31, 2005, there was $75.4 million available under existing letter of credit facilities. We anticipate entering into letter of credit facilities with additional lenders in the near future which will provide us with additional availability under our letter of credit facilities in order to meet our future business needs.

$57 Million Senior Secured Notes Payable

In fiscal 2003, we issued $57 million 9 1/2% senior secured notes due March 15, 2009. The proceeds of the offering were used to finance the Jantzen acquisition, to reduce the amount of outstanding debt under the previous senior credit facility and as additional working capital. The proceeds to us were $55.6 million yielding an effective interest rate of 9.74% after deduction of discounts. We entered into certain derivative hedging transactions described in “Item 3: Quantitative and Qualitative Disclosures about Market Risks” in order to manage the overall debt service costs related to these senior secured notes.

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

$150 million Senior Subordinated Notes Payable

In fiscal 2004, we issued $150 million 8 7/8% senior subordinated notes, due September 15, 2013. The proceeds of this offering were used to redeem previously issued $100 million 12 1/4% senior subordinated notes and to pay down the outstanding balance of the senior credit facility at that time. The proceeds to us were $146.8 million yielding an effective interest rate of 9.1%.

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

Real Estate Mortgage

In fiscal 2003, we acquired our main administrative office, warehouse and distribution facility in Miami, Florida and partially refinanced the acquisition of the facility with an $11.6 million mortgage. The real estate mortgage contains certain covenants. We believe we are currently in compliance with all of our covenants under the real estate mortgage. We could be materially harmed if we violate any covenants because the lender under the real estate mortgage could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indentures relating to our senior secured notes and senior subordinated notes resulting in all our of debt obligations becoming immediately due and payable.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements” as defined by applicable SEC rules.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three months ended April 30, 2005.

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

Derivatives on $57 million senior secured notes payable

At April 30, 2005, the Company had an interest rate swap and option (the “$57 million Swap Agreement”) for an aggregate notional amount of $57 million in order to manage the overall borrowing costs associated with its 9 1/2% senior secured notes. The $57 million Swap Agreement is scheduled to terminate on March 15, 2009. The $57 million Swap Agreement is a fair value hedge as it has been designated against the 9 1/2% senior secured notes carrying a fixed rate of interest and converts such notes to variable rate debt. The $57 million Swap Agreement is reflected at fair value in the Company’s consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $57 million Swap Agreement recorded on the Company’s Consolidated Balance Sheet was $1.7 million as of April 30, 2005 and $2.7 million as of January 31, 2005.

At April 30, 2005, the Company had an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. The $57 million Cap Agreement is scheduled to terminate on March 15, 2009. The $57 million Cap Agreement caps the interest rate on the senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $ 50,000 and $100,000 decrease of recorded interest expense on the consolidated statement of income for the three months ended April 30, 2005 and 2004. The fair value of the $57 million Cap Agreement recorded on the Company’s consolidated balance sheet was ($700,000) as of April 30, 2005 and ($600,000) as of January 31, 2005.

The Company had an interest rate floor agreement (the “$57 million Floor Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. The $57 million Floor Agreement expired on March 15, 2005. Under the $57 million Floor Agreement, the Company was liable for the difference between the three-month LIBOR rate and 1.50% for all rate resets in which the LIBOR was below 1.50%. When the LIBOR was equal to or greater than 1.50%, the Company made no payments under the $57 million Floor Agreement. The $57 million Floor Agreement did not qualify for hedge accounting treatment under SFAS No. 133, resulting in a $0.0 and $100,000 decrease of recorded interest expense on the consolidated statement of income for the three months April 30, 2005 and 2004, respectively. The fair value of the $57 million Floor Agreement recorded on the Company’s consolidated balance sheet was $0.0 as of January 31, 2005.

Derivatives on $150 million senior subordinated notes payable

In conjunction with the Company’s fiscal 2004 offering of $150 million of 8 7/8% senior subordinated notes due September 15, 2013, the Company entered into interest rate swap agreements (the “$150 million Swap Agreement”) with Merrill Lynch & Co., Inc. (“Merrill”) and Wachovia Bank N. A. (“Wachovia”) for an aggregate notional amount of $150 million in order to manage the overall borrowing costs associated with the new senior subordinated notes. The $150 million Swap Agreement was scheduled to terminate on September 15, 2013.

On April 29, 2005, the Company terminated its $75 million notional amount swap agreement with Wachovia. In connection with the termination, the Company paid $495,000. The termination payment was comprised of the fair market value of the swap in the amount of $578,000 less accrued interest of $83,000. The fair value will be amortized over the remaining life of the $150 million senior subordinated notes payable.

On May 2, 2005, the Company terminated its $75 million notional amount swap agreement with Merrill. In connection with the termination, the Company paid $540,000. The termination payment was comprised of the fair market value of the swap in the amount of $632,000 less accrued interest of $92,000.

The fair value will be amortized over the remaining life of the $150 million senior subordinated notes payable.

The fair value of the $150 million Swap Agreement recorded on the consolidated balance sheet was $1.5 million as of January 31, 2005.

Other

Our current exposure to foreign exchange risk is not significant and accordingly, we have not entered into any transactions to hedge against those risks.

Item 4: Controls and Procedures

As of the end of the period covered by this Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 6. Exhibits

(a) Index to Exhibits

Exhibit Number	Description
10.68	Employment Agreement between George Pita and the Company

10.69	Employment Agreement between Alberto de Cardenas and the Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

Date: June 9, 2005	By:	/S/ GEORGE PITA
George Pita, Chief Financial Officer

Exhibit Index

Exhibit Number	Description
10.68	Employment Agreement between George Pita and the Company

10.69	Employment Agreement between Alberto de Cardenas and the Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.