Form 10-Q
period 2005-07-31
PERRY ELLIS INTERNATIONAL INC
filed 2005-09-09
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

The number of shares outstanding of the registrant’s common stock is 9,558,086 (as of September 7, 2005).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Consolidated Balance Sheets (Unaudited) as of July 31, 2005 and January 31, 2005	1

Consolidated Statements of Operations (Unaudited) for the three and six months ended July 31, 2005 and 2004	2

Consolidated Statements of Cash Flows (Unaudited) for the six months ended July 31, 2005 and 2004	3

Notes to Unaudited Consolidated Financial Statements	4

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	22

Item 4:

Controls and Procedures	23

PART II: OTHER INFORMATION	24

Item 4:

Submission of Matters to a Vote of Security Holders	24

Item 6:

Exhibits	24

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	July 31, 2005	January 31, 2005
ASSETS
Current Assets:

Cash and cash equivalents	$9,819	$5,398
Accounts receivable, net	122,006	134,918
Inventories, net	166,278	115,321
Deferred income taxes	11,577	12,564
Prepaid income taxes	1,300	2,354
Other current assets	8,642	7,748

Total current assets	319,622	278,303
Property and equipment, net	60,333	48,978
Intangible assets, net	171,612	160,885
Deferred income taxes	8,068	10,216
Other	13,206	16,578

TOTAL	$572,841	$514,960

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$45,498	$47,492
Accrued expenses and other liabilities	20,836	17,032
Accrued interest payable	6,314	4,800
Current portion of real estate mortgage	145	140
Unearned revenues	1,029	1,036

Total current liabilities	73,822	70,500

Senior subordinated notes payable	148,831	151,518
Senior secured notes payable	57,685	58,828
Senior credit facility	61,589	10,771
Real estate mortgage	11,320	11,393
Lease payable long term	613	381
Deferred pension obligation	15,572	15,617

Total long-term liabilities	295,610	248,508

Total liabilities	369,432	319,008

Minority Interest	1,752	1,384

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 9,550,322 shares issued and outstanding as of July 31, 2005 and 9,460,444 shares issued and outstanding as of January 31, 2005	96	95
Additional paid-in-capital	88,980	87,544
Retained earnings	112,784	106,297
Accumulated other comprehensive income (loss)	(203)	632

Total stockholders’ equity	201,657	194,568

TOTAL	$572,841	$514,960

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Revenues
Net sales	$184,298	$121,049	$404,692	$313,153
Royalty income	5,686	5,317	10,892	10,632

Total revenues	189,984	126,366	415,584	323,785
Cost of sales	136,146	88,499	288,819	223,115

Gross profit	53,838	37,867	126,765	100,670
Operating expenses
Selling, general and administrative expenses	50,017	36,528	101,106	81,401
Depreciation and amortization	2,223	1,534	4,463	3,039

Total operating expenses	52,240	38,062	105,569	84,440

Operating income (loss)	1,598	(195)	21,196	16,230
Interest expense	5,411	3,756	10,781	7,201

(Loss) income before minority interest and income taxes	(3,813)	(3,951)	10,415	9,029
Minority interest	125	95	368	154
Income tax (benefit) provision	(1,534)	(1,403)	3,560	3,313

Net (loss) income	$(2,404)	$(2,643)	$6,487	$5,562

Net (loss) income per share
Basic	$(0.25)	$(0.29)	$0.68	$0.63

Diluted	$(0.25)	$(0.29)	$0.65	$0.59

Weighted average number of shares outstanding
Basic	9,512	9,126	9,489	8,787
Diluted	9,512	9,126	10,013	9,466

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended July 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,487	$5,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,132	2,606
Provisions for bad debt	500	641
Tax benefit from exercise of stock options	323	379
Amortization of debt issue costs	452	564
Amortization of bond discount	142	101
Deferred income taxes	3,101	3,078
Minority interest	368	154
Loss on disposal of assets	170	—
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	43,911	16,600
Inventories, net	(11,801)	32,455
Other current assets and prepaid income taxes	(2,593)	1,683
Other assets	158	(101)
Accounts payable, accrued expenses and other	(5,742)	(8,426)
Accrued interest payable	1,514	640
Unearned revenues	(7)	41

Net cash provided by operating activities	41,115	55,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,617)	(5,979)
Payment on purchase of intangible assets	—	(3,565)
Payment for acquired businesses, net of cash acquired	(79,823)	—

Net cash used in investing activities	(86,440)	(9,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance	—	21,159
Borrowings from senior credit facility	191,428	80,237
Payments on senior credit facility	(140,610)	(114,952)
Payments on termination of swap agreements	(1,210)	—
Payments on real estate mortgage	(68)	—
Payments on capital leases	(73)	—
Proceeds from exercise of stock options	1,114	819

Net cash provided by (used in) financing activities	50,581	(12,737)

Effect of exchange rate changes on cash and cash equivalents	(835)	19

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,421	33,715
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,398	1,011

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,819	$34,726

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,125	$7,160

Income taxes	$1,592	$120

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Retirement of treasury shares	$—	$933

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

2. INVENTORIES

Inventories are stated at the lower of cost (average cost) or market. Cost principally consists of the purchase price, customs duties, freight, insurance and commissions to buying agents.

Inventories consisted of the following as of:

	(in thousands)
	July 31, 2005	January 31, 2005
Finished goods	$157,489	$113,104
Raw materials and in process	8,789	2,217

Total	$166,278	$115,321

3. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	(in thousands)
	July 31, 2005	January 31, 2005
Total letter of credit facilities	$173,416	$93,026
Outstanding letters of credit	(50,236)	(72,210)

Total credit available	$123,180	$20,816

4. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $3.5 million and $3.5 million for the three months ended July 31, 2005 and 2004, respectively, and $9.7 million and $10.7 million for the six months ended July 31, 2005 and 2004, respectively, and are included in selling, general and administrative expenses.

5. ACCOUNTING FOR STOCK BASED COMPENSATION

The Company has chosen to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method prescribed by Accounting Principles Board Opinion

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. As required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company presents certain pro forma and other disclosures related to stock-based compensation plans as if compensation cost for options granted had been determined in accordance with the fair value provisions of SFAS No. 123 as follows:

	(in thousands, except per share data)
	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net (loss) income as reported	$(2,404)	$(2,643)	$6,487	$5,562
Add : Total stock based employee compensation expense included in reported net income	—	—	—	—
Deduct : Total stock based employee compensation expense not included in reported net income	277	232	535	456

Pro forma net (loss) income	$(2,681)	$(2,875)	$5,952	$5,106

Pro forma net (loss) income per share:
Basic	$(0.28)	$(0.32)	$0.63	$0.58

Diluted	$(0.28)	$(0.32)	$0.59	$0.54

Weighted Average Number of Shares Outstanding
Basic	9,512	9,126	9,489	8,787
Diluted	9,512	9,126	10,013	9,466

6. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average shares of outstanding common stock. The calculation of diluted net (loss) income per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net (loss) income per share includes the effects of stock options as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted net (loss) income per share:

	(in thousands, except per share data)
	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Numerator:
Net (loss) income	$(2,404)	$(2,643)	$6,487	$5,562

Denominator:
Basic weighted average shares	9,512	9,126	9,489	8,787
Dilutive effect: stock options	—	—	524	679

Diluted weighted average shares	9,512	9,126	10,013	9,466

Basic (loss) income per share	$(0.25)	$(0.29)	$0.68	$0.63

Diluted (loss) income per share	$(0.25)	$(0.29)	$0.65	$0.59

Antidilutive effect: stock options (1)	1,422	1,522	202	135

(1)	Represents stock options to purchase shares of common stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is comprised of net operating results and the effect of foreign currency translation reflected in stockholders’ equity. Comprehensive (loss) income was ($3.1) million and ($2.6) million for the three months ended July 31, 2005 and 2004, respectively and $5.7 million and $5.6 million for the six months ended July 31, 2005 and 2004, respectively.

8. SEGMENT INFORMATION

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company’s principal business segments are grouped into the generation of revenues from sale of products and royalties from licensing activity. These segments are identified and managed by the Company based on the products and services offered by each. The product segment derives its revenues from the design, importation and distribution of apparel to various retail channels, which include department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate incentive market, as well as clubs, and independent retailers in the United States, Puerto Rico and Canada. The licensing segment derives its revenues from royalties associated with the licensing of its trademarks to third parties, principally Perry Ellis®, Jantzen®, John Henry®, Manhattan®, Munsingwear® and Farah®. Trademark costs have been allocated among the segments where the brands are shared. Shared selling, general and administrative expenses are allocated amongst the segments based upon department utilization rates.

	(in thousands)
	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Revenues:
Product	$184,298	$121,049	$404,692	$313,153
Licensing	5,686	5,317	10,892	10,632

Total Revenues	$189,984	$126,366	$415,584	$323,785

Operating Income (Loss):
Product	$(1,616)	$(3,659)	$15,520	$10,003
Licensing	3,214	3,464	5,676	6,227

Total Operating Income (Loss)	$1,598	$(195)	$21,196	$16,230

	(in thousands)
	July 31, 2005	January 31, 2005
Identifiable Assets:
Product	$402,489	$363,317
Licensing	146,651	139,198
Corporate	23,701	12,445

Total Identifiable Assets	$572,841	$514,960

9. TROPICAL SPORTSWEAR INT’L CORPORATION ACQUISITION

On February 26, 2005, the Company consummated the acquisition (the “Tropical acquisition”) of certain domestic operating assets of Tropical Sportswear Int’l Corporation (“TSI”), as well as the outstanding capital stock of TSI’s U.K. subsidiary, pursuant to Section 363 of the U.S. Bankruptcy Code, which will be primarily included in the product segment.

The aggregate purchase price is approximately $83.3 million, which represents the sum of (i) $80.7 million paid in cash, and (ii) estimated acquisition costs of $2.6 million. The original purchase price was $88.5 million,

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subject to adjustment based on a final valuation of the closing date accounts receivable and inventory purchased by the Company. In July 2005, a settlement was reached on this valuation and approximately $7.8 million was refunded to the Company.

The following table summarizes the revised estimated fair values of the assets acquired and liabilities assumed after the application of the final valuation. Purchase accounting adjustments include fair value adjustments and the allocation of the excess of fair value over purchase price as required under Statement of Financial Accounting Standards 141, “Business Combinations”:

(in thousands)
Total purchase price
Cash consideration paid	$80,695

Total purchase price	80,695
Total direct merger costs	2,594

Total adjusted purchase price	$83,289

The total allocation of the purchase price is as follows:

Cash	$503
Accounts receivable	31,499
Inventory	39,156
Other current assets	209
Property and equipment	9,040
Trademarks	10,728
Accounts payable	(1,635)
Accrued expenses	(5,843)
Capital leases	(305)
Deferred taxes	(63)

Fair value of net assets acquired	$83,289

10. PRO FORMA FINANCIAL INFORMATION

The pro forma financial information presented below, gives effect to the Tropical acquisition, as if it occurred as of the beginning of the first quarter of fiscal 2006 and 2005. For the second quarter of fiscal 2006, the post acquisition results of Tropical’s business are reflected in the Company’s results of operations as of March 1, 2005, and pro forma results for the one month ended February 28, 2005 are included below. Pro forma second quarter fiscal 2005 results for Tropical were derived from TSI’s previously reported results for the three and six months ended June 30, 2004.

	(in thousands, except per share data)
	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Total revenues	$189,984	$199,120	$434,407	$487,465

Net (loss) income	$(2,404)	$(8,397)	$5,726	$2,407

Net (loss) income per share
Basic	$(0.25)	$(0.92)	$0.60	$0.27

Diluted	$(0.25)	$(0.92)	$0.57	$0.25

Weighted Average Number of Shares:
Basic	9,512	9,126	9,489	8,787
Diluted	9,512	9,126	10,013	9,466

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plans during the three and six months ended July 31, 2005 and 2004, respectively:

	(in thousands)
	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Service cost	$—	$—	$—	$—
Interest cost	745	743	1,490	1,486
Expected return on plan assets	(845)	(864)	(1,690)	(1,727)
Amortization of net gain		(27)		(54)

Net periodic benefit cost	$(100)	$(148)	$(200)	$(295)

As of July 31, 2005, no contributions had been made to the plan. The Company contributed $1.5 million to the pension plan during August 2005; no further contributions are anticipated for fiscal 2006.

12. DERIVATIVES FINANCIAL INSTRUMENTS

The Company has entered into derivative financial instruments in order to manage the overall borrowing costs associated with its senior secured notes and senior subordinated notes. As of July 31, 2005, the only derivatives outstanding related to the senior secured notes.

Derivatives on $57 million senior secured notes payable

At July 31, 2005, the Company had an interest rate swap and option (the “$57 million Swap Agreement”) for an aggregate notional amount of $57 million in order to manage the overall borrowing costs associated with its 9 1/2% senior secured notes. The $57 million Swap Agreement is a fair value hedge as it has been designated against the 9 1/2% senior secured notes carrying a fixed rate of interest and effectively converts such notes to variable rate debt. The $57 million Swap Agreement is reflected at fair value in the Company’s consolidated balance sheet with a corresponding offset to the designated item. The $57 million Swap Agreement is scheduled to terminate on March 15, 2009. The fair value of the $57 million Swap Agreement recorded on the Company’s consolidated balance sheet was $1.4 million as of July 31, 2005 and $2.7 million as of January 31, 2005.

At July 31, 2005, the Company also had an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. The $57 million Cap Agreement is scheduled to terminate on March 15, 2009. The $57 million Cap Agreement caps the interest rate on the senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $18,000 decrease and $31,000 increase of recorded interest expense on the consolidated statements of operations for the three and six months ended July 31, 2005, respectively, and a $300,000 and $200,000 increase of recorded interest expense on the consolidated statements of operations for the three and six months ended July 31, 2004. The fair value of the $57 million Cap Agreement recorded on the Company’s consolidated balance sheet was ($667,000) as of July 31, 2005 and ($636,000) as of January 31, 2005.

The Company also had an interest rate floor agreement (the “$57 million Floor Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. The $57 million Floor Agreement expired on March 15, 2005. The $57 million Floor Agreement did not qualify for hedge accounting treatment under SFAS No. 133, resulting in a $40,000 and $100,000 decrease of recorded interest expense on the consolidated statement of operations for the three and six months ended July 31, 2004, respectively. The $57 million Floor Agreement had no impact on interest expense for Fiscal 2006. The fair value of the $57 million Floor Agreement recorded on the Company’s consolidated balance sheet was $0 as of January 31, 2005.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives on $150 million senior subordinated notes payable

In conjunction with the Company’s fiscal 2004 offering of $150 million of 8 7/8% senior subordinated notes due September 15, 2013, the Company entered into interest rate swap agreements (the “$150 million Swap Agreement”) with Merrill Lynch & Co., Inc. (“Merrill”) and Wachovia Bank N. A. (“Wachovia”) each with a notional amount of $75 million for an aggregate notional amount of $150 million in order to manage the overall borrowing costs associated with the new senior subordinated notes. The $150 million Swap Agreement was scheduled to terminate on September 15, 2013. Under the $150 million Swap Agreement, the Company was entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8 7/8% and was obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the six-month LIBOR rate plus 394 basis points for the period through September 15, 2013.

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

13. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

Perry Ellis International, Inc. and several of its subsidiaries have fully and unconditionally guaranteed the senior secured notes and senior subordinated notes on a joint and several basis. As such, the following consolidating condensed financial statements, which present, in separate columns: Perry Ellis, the guarantors and the non-guarantors are required to be presented. Additional columns present eliminating adjustments and consolidated totals as of July 31, 2005 and January 31, 2005, and for the three and six months ended July 31, 2005 and 2004. The Company has not presented separate financial statements and other disclosures concerning the combined guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF JULY 31, 2005

(amounts in thousands, except share data)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$(300)	$6,957	$3,162	$—	$9,819
Accounts receivable, net	426	118,945	2,635	—	122,006
Intercompany receivable—Guarantors	178,434	410,390	1,033	(589,857)	—
Intercompany receivable—Non Guarantors	438	14,210	60	(14,708)	—
Inventories, net	—	164,991	1,287	—	166,278
Other current assets	6,026	16,215	(1,771)	1,049	21,519

Total current assets	185,024	731,708	6,406	(603,516)	319,622

Property and equipment, net	12,829	47,254	250	—	60,333
Intangible assets, net	—	150,556	21,056	—	171,612
Investment in subsidiaries	206,541	—	—	(206,541)	—
Other	4,719	17,555	49	(1,049)	21,274

TOTAL	$409,113	$947,073	$27,761	$(811,106)	$572,841

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$12,241	$60,828	$753	$—	$73,822
Intercompany payable—Parent	9,090	669,939	17,098	(696,127)	—

Total current liabilities	21,331	730,767	17,851	(696,127)	73,822

Notes payable and senior credit facility	185,541	93,884	—	—	279,425
Other long term liabilities	584	15,419	182	—	16,185

Total long-term liabilities	186,125	109,303	182	—	295,610

Total liabilities	207,456	840,070	18,033	(696,127)	369,432

Minority Interest	—	—	1,752	—	1,752

Stockholders’ equity	201,657	107,003	7,976	(114,979)	201,657

TOTAL	$409,113	$947,073	$27,761	$(811,106)	$572,841

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 31, 2005

(amounts in thousands, except share data)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$(818)	$3,585	$2,631	$—	$5,398
Accounts receivable, net	(218)	132,882	2,254	—	134,918
Intercompany receivable—Guarantors	50,742	219,222	602	(270,566)	—
Intercompany receivable—Non Guarantors	429	16,995	—	(17,424)	—
Inventories, net	—	114,088	1,233	—	115,321
Other current assets	5,520	16,866	(807)	1,087	22,666

Total current assets	55,655	503,638	5,913	(286,903)	278,303

Property and equipment, net	1,566	47,132	280	—	48,978
Intangible assets, net	—	139,829	21,056	—	160,885
Investment in subsidiaries	200,037	—	—	(200,037)	—
Other	6,395	21,486	—	(1,087)	26,794

TOTAL	$263,653	$712,085	$27,249	$(488,027)	$514,960

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$6,987	$56,922	$6,591	$—	$70,500
Intercompany payable—Parent	(39,711)	404,623	13,804	(378,716)	—

Total current liabilities	(32,724)	461,545	20,395	(378,716)	70,500

Notes payable and senior credit facility	101,518	130,992	—	—	232,510
Other long term liabilities	291	15,481	226	—	15,998

Total long-term liabilities	101,809	146,473	226	—	248,508

Total liabilities	69,085	608,018	20,621	(378,716)	319,008

Minority Interest	—	—	1,384	—	1,384

Stockholders’ equity	194,568	104,067	5,244	(109,311)	194,568

TOTAL	$263,653	$712,085	$27,249	$(488,027)	$514,960

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JULY 31, 2005

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$185,953	$4,031	$—	$189,984
Gross profit	—	50,481	3,357	—	53,838
Operating income (loss)	1	(796)	2,393	—	1,598
Interest, minority interest and income taxes	29	2,819	1,154	—	4,002
Equity in earnings (loss) of subsidiaries, net	(2,376)	—	—	2,376	—
Net income (loss)	(2,404)	(3,615)	1,239	2,376	(2,404)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JULY 31, 2004

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$123,588	$2,778	$—	$126,366
Gross profit	10	36,260	1,597	—	37,867
Operating income (loss)	1	(1,656)	1,460	—	(195)
Interest, minority interest and income taxes	1	1,586	861	—	2,448
Equity in earnings (loss) of subsidiaries, net	(2,643)	—	—	2,643	—
Net income (loss)	(2,643)	(3,242)	599	2,643	(2,643)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 31, 2005

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$407,526	$8,058	$—	$415,584
Gross profit	—	119,964	6,801	—	126,765
Operating income	1	16,319	4,876	—	21,196
Interest, minority interest and income taxes	18	12,486	2,205	—	14,709
Equity in earnings of subsidiaries, net	6,504	—	—	(6,504)	—
Net income	6,487	3,833	2,671	(6,504)	6,487

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 31, 2004

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$318,564	$5,221	$—	$323,785
Gross profit	—	96,264	4,406	—	100,670
Operating income	2	13,286	2,942	—	16,230
Interest, minority interest and income taxes	2	9,378	1,288	—	10,668
Equity in earnings of subsidiaries, net	5,562	—	—	(5,562)	—
Net income	5,562	3,908	1,654	(5,562)	5,562

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 31, 2005

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(75,069)	$116,576	$444	$(836)	$41,115
Net cash provided by (used in) investing activities	(10,485)	(75,981)	26	—	(86,440)
Net cash provided by (used in) financing activities	86,907	(36,326)	—	—	50,581
Effect of exchange rate changes on cash and cash equivalents	(835)	(897)	61	836	(835)
Net increase in cash and cash equivalents	518	3,372	531	—	4,421
Cash and cash equivalents at beginning of period	(818)	3,585	2,631	—	5,398
Cash and cash equivalents at end of period	(300)	6,957	3,162	—	9,819

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 31, 2004

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(23,774)	$58,018	$21,606	$127	$55,977
Net cash provided by (used in) investing activities	(948)	12,616	(21,212)	—	(9,544)
Net cash provided by (used in) financing activities	21,978	(34,715)	—	—	(12,737)
Effect of exchange rate changes on cash and cash equivalents	19	(3)	130	(127)	19
Net (decrease) increase in cash and cash equivalents	(2,725)	35,916	524	—	33,715
Cash and cash equivalents at beginning of period	(237)	(600)	1,848	—	1,011
Cash and cash equivalents at end of period	(2,962)	35,316	2,372	—	34,726

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. References in this report to the “Tropical acquisition” refer to our acquisition of certain domestic operating assets of Tropical Sportswear Int’l Corporation (“TSI”), as well as the outstanding capital stock of its United Kingdom subsidiary that was completed in February 2005. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended January 31, 2005.

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

Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth in various places in this report. These factors include:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers,

•	anticipated and unanticipated trends and conditions in our industry, including future retail and wholesale consolidation,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	the seasonality and performance of our swimwear business,

•	our ability to contain costs,

•	changes in legislation, international trade regulations or international textile agreements, that could result in, among other things, the reevaluation of the trading status of certain countries, regulatory duties, quotas or other trade sanctions, which could lead to increases in the cost of products,

•	disruptions in the supply chain,

•	our future capital needs and our ability to obtain financing,

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses, including the recently completed Tropical acquisition,

•	our ability to predict consumer preferences and changes in fashion trends and consumer acceptance of both new designs and newly introduced products,

•	changes in the costs of raw materials, labor and advertising,

•	our ability to carry out growth strategies,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	exposure to foreign currency risk and interest rate risk,

•	possible disruption in commercial activities due to terrorist activity, armed conflict and natural disaster and

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2005 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by Accounting Principles Generally Accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas we use judgment in are the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment on long-lived assets, the carrying value of our deferred tax accounts, and the calculation of our pension obligation.

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

Inventories. Our inventories are valued at the lower of cost or market value. We evaluate all of our inventory style-size-color stock keeping units, or SKUs, to determine excess or slow-moving SKUs based on orders on hand and projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net sales value is less than cost, on an individual SKU basis, we provide a write down to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold.

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

Retirement-Related Benefits. The pension obligations related to our defined benefit pension plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate, expected return of plan assets, and other factors, which are updated on an annual basis. Management is required to consider current market conditions, including changes in interest rates, in making these assumptions. Actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect the recognized pension expense or benefit and our pension obligation in future periods. The fair value of plan assets is based on the performance of the financial markets, particularly the equity markets. Therefore, the market value of the plan assets can change dramatically in a relatively short period of time. Additionally, the measurement of the plan’s benefit obligation is highly sensitive to changes in interest rates. As a result, if the equity market declines and/or interest rates decrease, the plan’s estimated accumulated benefit obligation could exceed the fair value of the plan assets and therefore, we would be required to establish an additional minimum liability, which would result in a reduction in shareholder’s equity for the amount of the shortfall. For fiscal 2005, an additional minimum pension liability was not required under the provisions of SFAS No. 87.

Results of Operations

The following is a discussion of the results of operations for the three and six months periods in the second quarter of the fiscal year ending January 31, 2006 (“fiscal 2006”) compared with the three and six months periods in the second quarter of the fiscal year ended January 31, 2005 (“fiscal 2005”).

Results of Operations—three and six months ended July 31, 2005 compared to three and six months ended July 31, 2004.

Net sales. Net sales for the three months ended July 31, 2005 were $184.3, an increase of $63.3, or 52.3%, from $121.0 million for the three months ended July 31, 2004. The increase in net sales is primarily attributable to approximately $66.0 million generated by our men’s wholesale business of which approximately $50.0 million is attributed to the Tropical business, offset by the partially planned reduction in our swimwear business of approximately $2.7 million.

Net sales for the six months ended July 31, 2005 were $404.7 million, an increase of $91.5 million, or 29.2%, from $313.2 million for the six months ended July 31, 2004. The increase in net sales is primarily attributable to approximately $111.2 million generated by our men’s wholesale business of which approximately $94.0 million is attributed to the Tropical business, offset by the partially planned reduction in our swimwear business of approximately $19.7 million.

Royalty income. Royalty income for the three months ended July 31, 2005 was $5.7 million, an increase of $0.4 million, or 7.5%, from $5.3 million for the three months ended July 31, 2004. Royalty income for the six months ended July 31, 2005 was $10.9 million, an increase of $0.3 million, or 2.8%, from $10.6 million for the six months ended July 31, 2004. The increase in royalty income was principally due to the addition of new licensing agreements, as well as, increased royalty income from existing licenses, partially offset by the termination of our active and women’s wear licenses.

Gross profit. Gross profit was $53.8 million for the three months ended July 31, 2005, as compared to $37.9 million for the three months ended July 31, 2004, an increase of 42.0%. Gross profit was $126.8 million for the six months ended July 31, 2005, as compared to $100.7 million for six months ended July 31, 2004, an increase of 25.9%. The increase in gross profit during the three and six months ended July 31, 2005, as compared to the three and six months ended July 31, 2004 was primarily attributed to the gross profit of the men’s wholesale business in the amounts of approximately $18.0 million and $31.0 million, respectively, offset by a decline in the gross profit dollars in our swimwear business due to lower sales levels.

As a percentage of total revenue, gross profit margins were 28.3% for the three months ended July 31, 2005, as compared to 30.0% for the three months ended July 31, 2004, a decrease of 1.7%. As a percentage of total revenue, gross profit margins were 30.5% for the six months ended July 31, 2005, as compared to 31.1% for the six months ended July 31, 2004, a decrease of 0.6%. Approximately 1.0% and 0.4% of the three and six month decline in gross profit margins as a percentage of total revenues is due to a decline in royalty income as a percentage of our total revenues (due to the Tropical acquisition) with the balance due to decreased wholesale gross profit as described below.

Wholesale gross profit margins (which exclude the impact of royalty income) decreased slightly for the three months ended July 31, 2005 to 26.1%, as compared to 26.9% for the three months ended July 31, 2004. The wholesale gross profit margin percentage decreased slightly for the six months ended July 31, 2005, to 28.6%, as compared to 28.8% for the six months ended July 31, 2004. As described above, this slight decrease came as a result of the addition of the lower margin sales of the domestic Tropical business and slightly higher menswear allowances for the spring 2005 line.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended July 31, 2005, were $50.0 million, an increase of $13.5 million, or 37.0%, from $36.5 million for the three months ended July 31, 2004. As a percentage of total revenues, selling, general and administrative expenses were 26.3% for the three months ended July 31, 2005, as compared to 28.9% for the three months ended July 31, 2004. The increase in selling, general and administrative expenses is primarily attributable to additional expenses incurred by our acquisition of the Tropical business offset by tight expense management and the movement of some selling, general and administrative expenses that were initially planned in the first half of the year into the second half.

Selling, general and administrative expenses for the six months ended July 31, 2005, were $101.1 million, an increase of $19.7 million, or 24.2%, from $81.4 million for the six months ended July 31, 2004. As a percentage of total revenues, selling, general and administrative expenses were 24.3% for the six months ended July 31, 2005, as compared to 25.1% for the six months ended July 31, 2004. The increase in selling, general and administrative expenses is primarily attributable to additional expenses incurred by our acquisition of the Tropical business offset by tight expense management and the movement of some selling, general and administrative expenses that were initially planned in the first half of the year into the second half.

Depreciation and amortization. Depreciation and amortization for the three months ended July 31, 2005 was $2.2 million, an increase of $0.7 million, or 47.0%, from $1.5 million for the three months ended July 31, 2004. Depreciation and amortization for the six months ended July 31, 2005, was $4.5 million, an increase of $1.5 million, or 50%, from $3.0 million for the six months ended July 31, 2004. The increase is due to depreciation expense as a result of the Tropical acquisition in the amount of $0.2 million and $0.5 million for three and six months ended July 31, 2005, respectively, and an increase in property and equipment purchased during fiscal 2006.

Interest expense. Interest expense for the three months ended July 31, 2005, was $5.4 million, an increase of $1.6 million, or 42.1%, from $3.8 million for the three months ended July 31, 2004. Interest expense for the six months ended July 31, 2005, was $10.8 million, an increase of $3.6 million, or 50.0%, from $7.2 million for the six months ended July 31, 2004. The overall increase in interest expense is primarily attributable to increased indebtedness as a result of the acquisition of the Tropical business through additional borrowings under our senior credit facility and the impact of our elimination of the interest rate swaps on our senior subordinated notes. We ended the second quarter of Fiscal 2005 with no borrowings on our senior credit facility, due to the use of proceeds from our stock offering to pay down borrowings, compared to a balance of $61.6 million for the second quarter of Fiscal 2006, thus resulting in higher interest expense. Additionally, the Prime and LIBOR rates in the first and second quarter of fiscal 2006 were higher than the Prime and LIBOR rates in the first and second quarter of fiscal 2005.

Income taxes. Income tax benefit for the three months ended July 31, 2005, was $1.5 million, a $0.1 million decrease as compared to $1.4 million for the three months ended July 31, 2004. For the three months ended July 31, 2005, our effective tax rate was 39.5% as compared to 35.5% for the three months ended July 31, 2004. Income tax provision for the six months ended July 31, 2005, was $3.6 million, a $0.3 million increase as compared to $3.3 million for the six months ended July 31, 2004. For the six months ended July 31, 2005, our effective tax rate was 34.6% as compared to 36.7% for the six months ended July 31, 2004. The primary decrease in the effective tax rate was due to a lower tax rate experienced by our United Kingdom subsidiary, acquired in the Tropical acquisition.

Net income (loss). The net loss for the three months ended July 31, 2005 was $2.4 million, a decrease of $0.2 million, or 7.7%, as compared to the net loss of $2.6 million for the three months ended July 31, 2004. Net income for the six months ended July 31, 2005, was $6.5 million, an increase of $0.9 million, or 16.1%, as compared to net income of $5.6 million for the six months ended July 31, 2004. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations and expansion. We believe that as a result of the growth in our business, our working capital requirements may increase. As of July 31, 2005, our total working capital was $245.8 million as compared to $207.8 million as of January 31, 2005. We believe that our cash flows from operations and available borrowings under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs for the foreseeable future.

Net cash provided by operating activities was $41.1 million for the six months ended July 31, 2005, as compared to cash provided by operating activities of $56.0 million for the six months ended July 31, 2004. The decrease of $14.9 million in the level of cash provided by operating activities for the six months ended July 31, 2005, as compared to the six months ended July 31, 2004, is primarily attributable to an increase in inventory due to the acceleration of receipts during the second quarter in order to avoid potential product embargoes during the last half of the year and a decrease in accounts payable and accrued expenses, partially offset by an increase in net income and an increase in accounts receivable collections.

Net cash used in investing activities was $86.4 million for the six months ended July 31, 2005, as compared to cash used in investing activities of $9.5 million for the six months ended July 31, 2004. The increase is primarily due to the purchase of Tropical in the amount of $79.8 million and additions to property and equipment in the amount of $6.6 million, as compared to net cash used for the six months ended July 31, 2004, for the purchase of intangibles, property and equipment in the amount of $9.5 million.

Net cash provided by financing activities for the six months ended July 31, 2005, was $50.6 million, as compared to net cash used in financing activities for the six months ended July 31, 2004 of $12.7 million. The net cash provided during Fiscal 2006, primarily reflects the net proceeds from our senior credit facility of $50.8 million, which were used primarily for the Tropical acquisition, as well as proceeds from the exercise of employee stock options of $1.1 million, offset by the payments of $1.2 million in connection with the termination of the swap agreements. The net cash used during Fiscal 2005, primarily reflects the net proceeds from our stock offering of $21.2 million as well as proceeds from the exercise of employee stock options of $0.8 million, offset by the net payments made on our senior credit facility of $34.7 million.

The Tropical Sportswear Acquisition

On February 26, 2005, we acquired certain domestic operating assets of TSI, as well as the outstanding capital stock of TSI’s United Kingdom subsidiary for $80.7 million. In addition, acquisition cost amounted to approximately $2.6 million, thus bringing the aggregate purchase price to $83.3 million. The acquisition was funded from our senior credit facility.

Tropical is a leading designer, marketer and distributor of men’s branded and private label bottoms to all channels of distribution. With the Tropical acquisition, we believe we have become one of the largest suppliers of men’s bottoms in the United States, added significant revenues, further strengthened and balanced our product mix, and added to our portfolio of brands. The Tropical acquisition also provides us with a state-of-the-art distribution facility in Tampa, Florida and a strong platform to expand our existing brands into Europe as a result of the acquired United Kingdom subsidiary.

Senior Credit Facility

On February 26, 2005, we amended our senior credit facility with Wachovia Bank, National Association (formerly Congress Financial Corporation, Florida). The following were the significant amendments to the facility: (i) the line was increased to $175 million from $110 million; (ii) eligible factored receivables in the borrowing base calculation was increased to $50 million from $30 million; (iii) the inventory borrowing limit was increased to $90 million from $60 million; (iv) the sublimit for letters of credit was increased to $60 million from $30 million, and (v) the amount of letter of credit facilities permitted outside of the facility was increased to $110 million from $60 million.

The following is a description of the terms of the senior credit facility, as amended, does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility.

Certain Covenants. The senior credit facility contains certain covenants, which, among other things, requires us to maintain a minimum EBITDA if availability falls below a certain minimum. It may restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We are prohibited from paying cash dividends under these covenants. We believe we are currently in compliance with all of our covenants under the senior credit facility. We could be materially harmed if we violate any covenants as the lenders under the senior credit facility could declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, the lenders could proceed against our assets. In addition, a violation could also constitute a cross-default under our indentures and mortgage, resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

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

Letter of Credit Facilities

As of July 31, 2005, we maintained seven U.S. dollar letter of credit facilities totaling $170 million, one letter of credit facility totaling $3.1 million utilized by our Canadian joint venture and one letter of credit facility totaling $0.4 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. As of July 31, 2005, there was $123.2 million available under existing letter of credit facilities.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and six months ended July 31, 2005.

Item 3:	Quantitative and Qualitative Disclosures about Market Risks

The market risk inherent in our financial statements represents the potential changes in the fair value, earnings or cash flows arising from changes in interest rates. We manage this exposure through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Our policy allows the use of derivative financial instruments for identifiable market risk exposure, including interest rate fluctuations. We do not enter into derivative financial contracts for trading or other speculative purposes except as discussed below.

Derivatives on $57 million senior secured notes payable

At July 31, 2005, we had an interest rate swap and option (the “$57 million Swap Agreement”) for an aggregate notional amount of $57 million in order to manage the overall borrowing costs associated with our 9 1/2% senior secured notes. The $57 million Swap Agreement is a fair value hedge as it has been designated against the 9 1/2% senior secured notes carrying a fixed rate of interest and effectively converts such notes to variable rate debt. The $57 million Swap Agreement is reflected at fair value in our consolidated balance sheet with a corresponding offset to the designated item. The $57 million Swap Agreement is scheduled to terminate on March 15, 2009. The fair value of the $57 million Swap Agreement recorded in our consolidated balance sheet was $1.4 million as of July 31, 2005 and $2.7 million as of January 31, 2005.

At July 31, 2005, we also had an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. The $57 million Cap Agreement is scheduled to terminate on March 15, 2009. The $57 million Cap Agreement caps the interest rate on the senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $18,000 decrease and $31,000 increase of recorded interest expense on the consolidated statements of operations for the three and six months ended July 31, 2005, respectively, and a $300,000 and $200,000 increase of recorded interest expense on the consolidated statements of operations for the three and six months ended July 31, 2004. The fair value of the $57 million Cap Agreement recorded on the consolidated balance sheet was ($667,000) as of July 31, 2005 and ($636,000) as of January 31, 2005.

We also had an interest rate floor agreement (the “$57 million Floor Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. The $57 million Floor Agreement expired on March 15, 2005. The $57 million Floor Agreement did not qualify for hedge accounting treatment under

SFAS No. 133, resulting in a $40,000 and $100,000 decrease of recorded interest expense on the consolidated statement of operations for the three and six months ended July 31, 2004, respectively. The $57 million Floor Agreement had no impact on interest expense for Fiscal 2006. The fair value of the $57 million Floor Agreement recorded on the consolidated balance sheet was $0 as of January 31, 2005.

Derivatives on $150 million senior subordinated notes payable

In conjunction with our fiscal 2004 offering of $150 million of 8 7/8% senior subordinated notes due September 15, 2013, we entered into interest rate swap agreements (the “$150 million Swap Agreement”) with Merrill Lynch & Co., Inc. (“Merrill”) and Wachovia Bank N. A. (“Wachovia”) each with a notional amount of $75 million for an aggregate notional amount of $150 million in order to manage the overall borrowing costs associated with the new senior subordinated notes. The $150 million Swap Agreement was scheduled to terminate on September 15, 2013. Under the $150 million Swap Agreement, we were entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8 7/8% and were obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the six-month LIBOR rate plus 394 basis points for the period through September 15, 2013.

On April 29, 2005, we terminated the $75 million notional amount swap agreement with Wachovia. In connection with the termination, we paid $495,000. The termination payment was comprised of the fair market value of the swap in the amount of $578,000 less accrued interest of $83,000. The fair value will be amortized over the remaining life of the $150 million senior subordinated notes payable.

On May 2, 2005, we terminated the $75 million notional amount swap agreement with Merrill. In connection with the termination, we paid $540,000. The termination payment was comprised of the fair market value of the swap in the amount of $632,000 less accrued interest of $92,000. The fair value will be amortized over the remaining life of the $150 million senior subordinated notes payable.

The fair value of the $150 million Swap Agreement recorded on the consolidated balance sheet was $1.5 million as of January 31, 2005.

Other

We do not currently have a significant exposure to foreign exchange risk and accordingly, have not entered into any transactions to hedge against those risks.

Item 4:	Controls and Procedures

As of the end of the period covered by this Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a) The annual meeting of shareholders was held on Tuesday, June 7, 2005.

(b) The following individuals were elected directors until the 2008 Annual Meeting of Shareholders and until their successors are duly elected and qualified.

	FOR	WITHHELD
Ronald L. Buch	8,360,288	927,598
Salomon Hanono	7,217,408	2,070,478

The term of office of each of the following directors continued after the meeting:

George Feldenkreis	Joseph P. Lacher

Oscar Feldenkreis	Leonard Miller

Gary Dix

(c) The shareholders also voted upon these additional proposals at the meeting.

1) The shareholders approved the adoption of the 2005 Long Term Incentive Compensation Plan.

FOR	AGAINST	ABSTAIN	Not Voted
5,202,834	2,526,635	6,802	1,551,615

2) The shareholders approved the adoption of the 2005 Management Incentive Compensation Plan.

FOR	AGAINST	ABSTAIN	Not Voted
8,979,118	300,663	8,105	—

3) The shareholders ratified the appointment by the Audit Committee of Perry Ellis’ board of directors of Deloitte & Touche LLP to serve as Perry Ellis’ independent auditors for the fiscal year ending January 31, 2006.

FOR	AGAINST	ABSTAIN	Not Voted
9,205,590	80,506	1,790	—

ITEM 6.	Exhibits

Index to Exhibits

Exhibit Number	Description
10.75	Form of Stock Option Agreement

10.76	Form of Restricted Stock Agreement

10.77	Perry Ellis International, Inc. Fiscal 2006 Management Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

Date: September 8, 2005	By:	/s/ GEORGE PITA
George Pita, Chief Financial Officer

Exhibit Index

Exhibit Number	Description
10.75	Form of Stock Option Agreement

10.76	Form of Restricted Stock Agreement

10.77	Perry Ellis International, Inc. Fiscal 2006 Management Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.