Form 10-Q
period 2005-10-31
PERRY ELLIS INTERNATIONAL INC
filed 2005-12-09
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock is 9,584,414 (as of December 6, 2005).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Consolidated Balance Sheets (Unaudited) as of October 31, 2005 and January 31, 2005	1

Consolidated Statements of Operations (Unaudited) for the three and nine months ended October 31, 2005 and 2004	2

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 31, 2005 and 2004	3

Notes to Unaudited Consolidated Financial Statements	4

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	22

Item 4:

Controls and Procedures	23

PART II: OTHER INFORMATION	24

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6:

Exhibits	24

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	October 31, 2005	January 31, 2005
ASSETS
Current Assets:

Cash and cash equivalents	$7,323	$5,398
Accounts receivable, net	151,158	134,918
Inventories, net	133,638	115,321
Deferred income taxes	10,672	12,564
Prepaid income taxes	3,412	2,354
Other current assets	6,496	7,748

Total current assets	312,699	278,303
Property and equipment, net	63,367	48,978
Intangible assets, net	171,655	160,885
Deferred income taxes	3,061	10,216
Other	12,615	16,578

TOTAL	$563,397	$514,960

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,320	$47,492
Accrued expenses and other liabilities	22,557	17,032
Accrued interest payable	2,070	4,800
Current portion of real estate mortgage	228	140
Unearned revenues	1,128	1,036

Total current liabilities	56,303	70,500

Senior subordinated notes payable	148,872	151,518
Senior secured notes payable	56,955	58,828
Senior credit facility	62,102	10,771
Real estate mortgages	12,394	11,393
Lease payable long term	485	381
Deferred pension obligation	13,779	15,617

Total long-term liabilities	294,587	248,508

Total liabilities	350,890	319,008

Minority Interest	1,811	1,384

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 9,584,414 shares issued and outstanding as of October 31, 2005 and 9,460,444 shares issued and outstanding as of January 31, 2005	96	95
Additional paid-in-capital	89,709	87,544
Retained earnings	120,877	106,297
Accumulated other comprehensive income	14	632

Total stockholders’ equity	210,696	194,568

TOTAL	$563,397	$514,960

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Revenues
Net sales	$214,665	$154,716	$619,357	$467,869
Royalty income	5,290	5,989	16,182	16,621

Total revenues	219,955	160,705	635,539	484,490
Cost of sales	149,595	108,192	438,414	331,307

Gross profit	70,360	52,513	197,125	153,183
Operating expenses
Selling, general and administrative expenses	49,648	35,663	150,754	117,064
Depreciation and amortization	2,436	1,685	6,899	4,724

Total operating expenses	52,084	37,348	157,653	121,788

Operating income	18,276	15,165	39,472	31,395
Interest expense	5,621	3,621	16,402	10,822

Income before minority interest and income taxes	12,655	11,544	23,070	20,573
Minority interest	59	180	427	334
Income tax provision	4,503	4,179	8,063	7,492

Net income	$8,093	$7,185	$14,580	$12,747

Net income per share
Basic	$0.85	$0.76	$1.53	$1.41

Diluted	$0.80	$0.72	$1.45	$1.32

Weighted average number of shares outstanding
Basic	9,571	9,454	9,516	9,011
Diluted	10,090	10,007	10,039	9,648

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended October 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,580	$12,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,410	4,071
Provisions for bad debts	693	866
Tax benefit from exercise of stock options	395	379
Amortization of debt issue costs	699	858
Amortization of bond discount	233	151
Deferred income taxes	9,013	7,210
Minority interest	427	334
Other	139	—
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	14,566	(8,925)
Inventories, net	20,839	15,728
Other current assets and prepaid income taxes	(2,559)	2,930
Other assets	(278)	(5,501)
Accounts payable, accrued expenses and other	(20,992)	3,506
Accrued interest payable	(2,730)	(2,313)
Unearned revenues	92	36

Net cash provided by operating activities	41,527	32,077

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,645)	(9,282)
Payment on purchase of intangible assets	—	(3,815)
Payment for acquired businesses, net of cash acquired	(79,907)	—

Net cash used in investing activities	(90,552)	(13,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance	—	21,108
Borrowings from senior credit facility	253,993	82,269
Payments on senior credit facility	(202,662)	(116,984)
Payments on termination of swap agreements	(1,210)	—
Payments on real estate mortgage	(111)	—
Payments on capital leases	(201)	—
Proceeds from exercise of stock options	1,759	819

Net cash provided by (used in) financing activities	51,568	(12,788)

Effect of exchange rate changes on cash and cash equivalents	(618)	367

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,925	6,559
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,398	1,011

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,323	$7,570

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18,899	$13,135

Income taxes	$2,481	$120

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Mortgage for real estate	$1,200	$—

Retirement of treasury shares	$—	$933

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

Inventories consisted of the following as of:

	(in thousands)
	October 31, 2005	January 31, 2005
Finished goods	$130,866	$113,104
Raw materials and in process	2,772	2,217

Total	$133,638	$115,321

3. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	(in thousands)
	October 31, 2005	January 31, 2005
Total letter of credit facilities	$176,541	$93,026
Outstanding letters of credit	(48,071)	(72,210)

Total credit available	$128,470	$20,816

4. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $5.7 million and $5.8 million for the three months ended October 31, 2005 and 2004, respectively, and $15.5 million and $16.4 million for the nine months ended October 31, 2005 and 2004, respectively, and are included in selling, general and administrative expenses.

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

	(in thousands, except per share data)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net income as reported	$8,093	$7,185	$14,580	$12,747
Add : Total stock based employee compensation expense included in reported net income	—	—	—	—
Deduct : Total stock based employee compensation expense not included in reported net income	297	241	832	697

Pro forma net income	$7,796	$6,944	$13,748	$12,050

Pro forma net income per share:
Basic	$0.81	$0.73	$1.44	$1.34

Diluted	$0.77	$0.69	$1.37	$1.25

Weighted Average Number of Shares Outstanding
Basic	9,571	9,454	9,516	9,011
Diluted	10,090	10,007	10,039	9,648

6. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average shares of outstanding common stock. The calculation of diluted net income per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock equivalents. The potentially dilutive common stock included in the Company’s computation of diluted net income per share includes the effects of stock options as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share:

	(in thousands, except per share data)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Numerator:
Net income	$8,093	$7,185	$14,580	$12,747
Denominator:
Basic weighted average shares	9,571	9,454	9,516	9,011
Dilutive effect: stock options	519	553	523	637

Diluted weighted average shares	10,090	10,007	10,039	9,648

Basic income per share	$0.85	$0.76	$1.53	$1.41

Diluted income per share	$0.80	$0.72	$1.45	$1.32

Antidilutive effect: stock options (1)	182	185	195	106

(1)	Represents stock options to purchase shares of common stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. COMPREHENSIVE INCOME

Comprehensive income is comprised of net operating results and the effect of foreign currency translation reflected in stockholders’ equity. Comprehensive income was $8.3 million and $7.5 million for the three months ended October 31, 2005 and 2004, respectively and $14.0 million and $13.1 million for the nine months ended October 31, 2005 and 2004, respectively.

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

	(in thousands)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Revenues:
Product	$214,665	$154,716	$619,357	$467,869
Licensing	5,290	5,989	16,182	16,621

Total Revenues	$219,955	$160,705	$635,539	$484,490

Operating Income:
Product	$14,077	$10,434	$29,597	$20,436
Licensing	4,199	4,731	9,875	10,959

Total Operating Income	$18,276	$15,165	$39,472	$31,395

	(in thousands)
	October 31, 2005	January 31, 2005
Identifiable Assets:
Product	$397,503	$363,317
Licensing	144,055	139,198
Corporate	21,839	12,445

Total Identifiable Assets	$563,397	$514,960

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

The aggregate purchase price was approximately $83.4 million, which represents the sum of (i) $80.7 million paid in cash, and (ii) estimated acquisition costs of $2.7 million. The original purchase price was $88.5 million,

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subject to adjustment based on a final valuation of the closing date accounts receivable and inventory purchased by the Company. In July 2005, a settlement was reached on this valuation and approximately $7.8 million was refunded to the Company.

The following table summarizes the revised estimated fair values of the assets acquired and liabilities assumed after the application of the final valuation. Purchase accounting adjustments include fair value adjustments and the allocation of the excess of fair value over purchase price as required under Statement of Financial Accounting Standards 141, “Business Combinations”:

(in thousands)
Total purchase price
Cash consideration paid	$80,651

Total purchase price	80,651
Total direct merger costs	2,716

Total adjusted purchase price	$83,367

The total allocation of the purchase price is as follows:

Cash	$503
Accounts receivable	31,499
Inventory	39,156
Other current assets	209
Property and equipment	9,207
Trademarks	10,639
Accounts payable	(1,635)
Accrued expenses	(5,843)
Capital leases	(305)
Deferred taxes	(63)

Fair value of net assets acquired	$83,367

10. PRO FORMA FINANCIAL INFORMATION

The pro forma financial information presented below, gives effect to the Tropical acquisition, as if it occurred as of the beginning of the first quarter of fiscal 2006 and 2005. For fiscal 2006, the post acquisition results of Tropical’s business are reflected in the Company’s results of operations as of March 1, 2005, and pro forma results for the one month ended February 28, 2005 are included below. Pro forma third quarter fiscal 2005 results for Tropical were derived from TSI’s previously reported results for the three and nine months ended September 30, 2004.

	(in thousands, except per share data)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Total revenues	$219,955	$223,287	$654,362	$710,752

Net income (loss)	$8,093	$(1,891)	$13,819	$(516)

Net income (loss) per share
Basic	$0.85	$(0.20)	$1.45	$(0.06)

Diluted	$0.80	$(0.20)	$1.38	$(0.06)

Weighted Average Number of Shares:
Basic	9,571	9,454	9,516	9,011
Diluted	10,090	9,454	10,039	9,011

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. BENEFIT PLAN

The Company sponsors a qualified defined benefit pension plan. The plan was frozen in December 2003. The following table provides the components of net benefit cost for the plan during the three and nine months ended October 31, 2005 and 2004, respectively:

	(in thousands)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Service cost	$—	$—	$—	$—
Interest cost	745	842	2,235	2,328
Expected return on plan assets	(845)	(850)	(2,535)	(2,577)
Amortization of net gain	—	54	—	—

Net periodic benefit cost	$(100)	$46	$(300)	$(249)

The Company contributed $1.5 million to the pension plan during August 2005; no further contributions are anticipated for fiscal 2006.

12. DERIVATIVES FINANCIAL INSTRUMENTS

The Company has entered into derivative financial instruments in order to manage the overall borrowing costs associated with its senior secured notes and senior subordinated notes. As of October 31, 2005, the only derivatives outstanding related to the senior secured notes.

Derivatives on $57 million senior secured notes payable

At October 31, 2005, the Company had an interest rate swap and option (the “$57 million Swap Agreement”) for an aggregate notional amount of $57 million in order to manage the overall borrowing costs associated with its 9 1/2% senior secured notes. The $57 million Swap Agreement is a fair value hedge as it has been designated against the 9 1/2% senior secured notes carrying a fixed rate of interest and effectively converts such notes to variable rate debt. The $57 million Swap Agreement is reflected at fair value in the Company’s consolidated balance sheet with a corresponding offset to the designated item. The $57 million Swap Agreement is scheduled to terminate on March 15, 2009. The fair value of the $57 million Swap Agreement recorded on the Company’s consolidated balance sheet was $0.6 million as of October 31, 2005 and $2.7 million as of January 31, 2005.

At October 31, 2005, the Company also had an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. The $57 million Cap Agreement is scheduled to terminate on March 15, 2009. The $57 million Cap Agreement caps the interest rate on the senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $84,000 and $53,000 decrease of recorded interest expense on the consolidated statements of operations for the three and nine months ended October 31, 2005, respectively, and a $200,000 and $400,000 increase of recorded interest expense on the consolidated statements of operations for the three and nine months ended October 31, 2004. The fair value of the $57 million Cap Agreement recorded on the Company’s consolidated balance sheet was ($582,000) as of October 31, 2005 and ($636,000) as of January 31, 2005.

The Company also had an interest rate floor agreement (the “$57 million Floor Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. The $57 million Floor Agreement expired on March 15, 2005. The $57 million Floor Agreement did not qualify for hedge accounting treatment under SFAS No. 133, resulting in a $1,000 and $100,000 decrease of recorded interest expense on the consolidated statement of operations for the three and nine months ended October 31, 2004, respectively. The

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$57 million Floor Agreement had no impact on interest expense for Fiscal 2006. The fair value of the $57 million Floor Agreement recorded on the Company’s consolidated balance sheet was $0 as of January 31, 2005.

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

13. REAL ESTATE MORTGAGES

In October 2005, the Company acquired three administrative office units in a building in Beijing, China. The aggregate purchase price was $2.3 million, including closing costs. These purchases were partially financed with three variable interest mortgage loans totaling $1.2 million dollars in the aggregate. The mortgages mature on October 12, 2015. Interest rate is at Prime. Principal and interest, currently in the aggregate amount of $13,779, are due monthly.

14. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

Perry Ellis International, Inc. and several of its subsidiaries have fully and unconditionally guaranteed the senior secured notes and senior subordinated notes on a joint and several basis. As such, the following consolidating condensed financial statements, which present, in separate columns: Perry Ellis, the guarantors and the non-guarantors are required to be presented. Additional columns present eliminating adjustments and consolidated totals as of October 31, 2005 and January 31, 2005, and for the three and nine months ended October 31, 2005 and 2004. The Company has not presented separate financial statements and other disclosures concerning the combined guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF OCTOBER 31, 2005

(amounts in thousands, except share data)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$(566)	$5,910	$1,979	$—	$7,323
Accounts receivable, net	660	146,119	4,379	—	151,158
Intercompany receivable—Guarantors	181,065	418,848	167	(600,080)	—
Intercompany receivable—Non Guarantors	435	12,862	60	(13,357)	—
Inventories, net	—	131,973	1,665	—	133,638
Other current assets	4,175	16,988	(1,748)	1,165	20,580

Total current assets	185,769	732,700	6,502	(612,272)	312,699

Property and equipment, net	12,695	50,431	241	—	63,367
Intangible assets, net	—	150,599	21,056	—	171,655
Investment in subsidiaries	214,641	—	—	(214,641)	—
Other	4,873	11,918	50	(1,165)	15,676

TOTAL	$417,978	$945,648	$27,849	$(828,078)	$563,397

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$8,959	$45,555	$1,789	$—	$56,303
Intercompany payable—Parent	12,268	677,799	14,713	(704,780)	—

Total current liabilities	21,227	723,354	16,502	(704,780)	56,303

Notes payable and senior credit facility	185,582	94,741	—	—	280,323
Other long term liabilities	473	13,647	144	—	14,264

Total long-term liabilities	186,055	108,388	144	—	294,587

Total liabilities	207,282	831,742	16,646	(704,780)	350,890

Minority interest	—	—	1,811	—	1,811

Stockholders’ equity	210,696	113,906	9,392	(123,298)	210,696

TOTAL	$417,978	$945,648	$27,849	$(828,078)	$563,397

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2005

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$215,195	$4,760	$—	$219,955
Gross profit	—	66,541	3,819	—	70,360
Operating income (loss)	(1)	15,435	2,842	—	18,276
Interest, minority interest and income taxes	6	8,658	1,519	—	10,183
Equity in earnings of subsidiaries, net	8,100	—	—	(8,100)	—
Net income	8,093	6,777	1,323	(8,100)	8,093

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2004

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$156,275	$4,430	$—	$160,705
Gross profit	—	49,219	3,294	—	52,513
Operating income (loss)	(653)	13,495	2,323	—	15,165
Interest, minority interest and income taxes	1,034	6,183	763	—	7,980
Equity in earnings of subsidiaries, net	8,872	—	—	(8,872)	—
Net income	7,185	7,312	1,560	(8,872)	7,185

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2005

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$622,721	$12,818	$—	$635,539
Gross profit	—	186,505	10,620	—	197,125
Operating income	—	31,754	7,718	—	39,472
Interest, minority interest and income taxes	24	21,144	3,724	—	24,892
Equity in earnings of subsidiaries, net	14,604	—	—	(14,604)	—
Net income	14,580	10,610	3,994	(14,604)	14,580

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2004

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$474,839	$9,651	$—	$484,490
Gross profit	—	145,483	7,700	—	153,183
Operating income (loss)	(651)	26,781	5,265	—	31,395
Interest, minority interest and income taxes	1,036	15,561	2,051	—	18,648
Equity in earnings of subsidiaries, net	14,434	—	—	(14,434)	—
Net income	12,747	11,220	3,214	(14,434)	12,747

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2005

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(75,250)	$118,232	$(838)	$(617)	$41,527
Net cash provided by (used in) investing activities	(11,321)	(79,263)	32	—	(90,552)
Net cash provided by (used in) financing activities	87,441	(35,872)	—	(1)	51,568
Effect of exchange rate changes on cash and cash equivalents	(618)	(772)	154	618	(618)
Net increase (decrease) in cash and cash equivalents	252	2,325	(652)	—	1,925
Cash and cash equivalents at beginning of period	(818)	3,585	2,631	—	5,398
Cash and cash equivalents at end of period	(566)	5,910	1,979	—	7,323

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2004

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(18,788)	$30,002	$20,388	$475	$32,077
Net cash provided by (used in) investing activities	(3,697)	11,823	(21,223)	—	(13,097)
Net cash provided by (used in) financing activities	21,927	(34,715)	—	—	(12,788)
Effect of exchange rate changes on cash and cash equivalents	367	109	366	(475)	367
Net (decrease) increase in cash and cash equivalents	(191)	7,219	(469)	—	6,559
Cash and cash equivalents at beginning of period	(237)	(600)	1,848	—	1,011
Cash and cash equivalents at end of period	(428)	6,619	1,379	—	7,570

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. References in this report to the “Tropical acquisition” refer to our acquisition of certain domestic operating assets of Tropical Sportswear Int’l Corporation (“TSI”), as well as the outstanding capital stock of its United Kingdom subsidiary, that was completed in February 2005. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended January 31, 2005.

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

Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth in various places in this report. These factors include:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers,

•	anticipated and unanticipated trends and conditions in our industry, including the impact of recent and future retail and wholesale consolidation,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	the seasonality and performance of our swimwear business,

•	our ability to contain costs,

•	changes in legislation, international trade regulations or international textile agreements, that could result in, among other things, the reevaluation of the trading status of certain countries, regulatory duties, quotas or other trade sanctions, which could lead to increases in the cost of products,

•	disruptions in the supply chain,

•	our future capital needs and our ability to obtain financing,

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses, including the completed Tropical acquisition,

•	our ability to predict consumer preferences and changes in fashion trends and consumer acceptance of both new designs and newly introduced products,

•	changes in the costs of raw materials, labor and advertising,

•	our ability to carry out growth strategies,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	exposure to foreign currency risk and interest rate risk,

•	possible disruption in commercial activities due to terrorist activity, armed conflict and natural disaster and

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

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

Results of Operations

The following is a discussion of the results of operations for the three and nine months periods in the third quarter of the fiscal year ending January 31, 2006 (“fiscal 2006”) compared with the three and nine months periods in the third quarter of the fiscal year ended January 31, 2005 (“fiscal 2005”).

Results of Operations—three and nine months ended October 31, 2005 compared to three and nine months ended October 31, 2004.

Net sales. Net sales for the three months ended October 31, 2005 were $214.7, an increase of $60.0, or 38.8%, from $154.7 million for the three months ended October 31, 2004. The increase in net sales is primarily attributable to approximately $62.2 million of additional sales generated by our men’s wholesale business of which approximately $58.2 million is attributed to the Tropical business, offset by the partially planned reduction in our swimwear business of approximately $2.4 million.

Net sales for the nine months ended October 31, 2005 were $619.4 million, an increase of $151.5 million, or 32.4%, from $467.9 million for the nine months ended October 31, 2004. The increase in net sales is primarily attributable to approximately $174.8 million generated by our men’s wholesale business of which approximately $156.7 million is attributed to the Tropical business, offset by the partially planned reduction in our swimwear business of approximately $22.6 million.

Royalty income. Royalty income for the three months ended October 31, 2005 was $5.3 million, a decrease of $0.7 million, or 11.7%, from $6.0 million for the three months ended October 31, 2004. Royalty income for the nine months ended October 31, 2005 was $16.2 million, a decrease of $0.4 million, or 2.4%, from $16.6 million for the nine months ended October 31, 2004. The decrease in royalty income was principally due to the termination of our Perry Ellis active and women’s wear licenses, partially offset by addition of new licensing agreements, as well as increased royalty income from existing licenses.

Gross profit. Gross profit was $70.4 million for the three months ended October 31, 2005, as compared to $52.5 million for the three months ended October 31, 2004, an increase of 34.1%. Gross profit was $197.1 million for the nine months ended October 31, 2005, as compared to $153.2 million for nine months ended

October 31, 2004, an increase of 28.7%. The increase in gross profit during the three and nine months ended October 31, 2005, as compared to the three and nine months ended October 31, 2004 was primarily attributed to the increase in the gross profit of the men’s wholesale business in the amounts of approximately $16.0 million and $46.8 million, respectively, offset by a decline in the gross profit dollars in our swimwear business due to lower sales levels.

As a percentage of total revenue, gross profit margins were 32.0% for the three months ended October 31, 2005, as compared to 32.7% for the three months ended October 31, 2004, a decrease of 0.7%. As a percentage of total revenue, gross profit margins were 31.0% for the nine months ended October 31, 2005, as compared to 31.6% for the nine months ended October 31, 2004, a decrease of 0.6%. The decline in gross profit margins as a percentage of total revenues is due to a decline in royalty income as a percentage of our total revenues (due to the Tropical acquisition).

Wholesale gross profit margins (which exclude the impact of royalty income) increased slightly for the three months ended October 31, 2005 to 30.3%, as compared to 30.1% for the three months ended October 31, 2004. The wholesale gross profit margin percentage remained flat for the nine months ended October 31, 2005 and 2004, at 29.2%. This slight increase for the three months ended October 31, 2005 came as a result of the higher margin sales in our swim business as compared to the prior year swim business, offset partially by the addition of lower margin sales of the domestic Tropical business.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended October 31, 2005, were $49.6 million, an increase of $13.9 million, or 38.9%, from $35.7 million for the three months ended October 31, 2004. As a percentage of total revenues, selling, general and administrative expenses were 22.5% for the three months ended October 31, 2005, as compared to 22.2% for the three months ended October 31, 2004. The increase in selling, general and administrative expenses is primarily attributable to additional expenses incurred by our acquisition of the Tropical business and the change in timing of some selling, general and administrative expenses that were initially planned in the first half of the year that shifted into the third quarter.

Selling, general and administrative expenses for the nine months ended October 31, 2005, were $150.8 million, an increase of $33.7 million, or 28.8%, from $117.1 million for the nine months ended October 31, 2004. As a percentage of total revenues, selling, general and administrative expenses were 23.7% for the nine months ended October 31, 2005, as compared to 24.2% for the nine months ended October 31, 2004. The increase in selling, general and administrative expenses is primarily attributable to additional expenses incurred by our acquisition of the Tropical business, offset by the results of expense management strategies.

Depreciation and amortization. Depreciation and amortization for the three months ended October 31, 2005 was $2.4 million, an increase of $0.7 million, or 41.2%, from $1.7 million for the three months ended October 31, 2004. Depreciation and amortization for the nine months ended October 31, 2005, was $6.9 million, an increase of $2.2 million, or 46.8%, from $4.7 million for the nine months ended October 31, 2004. The increase is due to depreciation expense as a result of the Tropical acquisition in the amount of $0.3 million and $0.9 million for three and nine months ended October 31, 2005, respectively, and an increase in property and equipment purchased during fiscal 2006.

Interest expense. Interest expense for the three months ended October 31, 2005, was $5.6 million, an increase of $2.0 million, or 55.6%, from $3.6 million for the three months ended October 31, 2004. Interest expense for the nine months ended October 31, 2005, was $ 16.4 million, an increase of $5.6 million, or 51.9%, from $10.8 million for the nine months ended October 31, 2004. The overall increase in interest expense is primarily attributable to: (i) increased indebtedness as a result of the acquisition of the Tropical business through additional borrowings in the amount of approximately $83 million under our senior credit facility, (ii) the impact of our elimination of the interest rate swaps on our senior subordinated notes, and (iii) the Prime and LIBOR rates during Fiscal 2006 were higher than the Prime and LIBOR rates during Fiscal 2005 by 68.8% and 279.6%, respectively. We ended the third quarter of Fiscal 2005 with no borrowings on our senior credit facility compared to a balance of $62.1 million for the third quarter of Fiscal 2006.

Income taxes. The income tax provision for the three months ended October 31, 2005, was $4.5 million, a $0.3 million increase as compared to $4.2 million for the three months ended October 31, 2004. For the three months ended October 31, 2005, our effective tax rate was 35.4% as compared to 36.5% for the three months ended October 31, 2004. The income tax provision for the nine months ended October 31, 2005, was $8.1 million, a $0.6 million increase as compared to $7.5 million for the nine months ended October 31, 2004. For the nine months ended October 31, 2005, our effective tax rate was 35.1% as compared to 36.4% for the nine months ended October 31, 2004. The primary decrease in the effective tax rate was due to a lower tax rate experienced by our international operations.

Net income. The net income for the three months ended October 31, 2005 was $8.1 million, an increase of $0.9 million, or 12.5%, as compared to the net income of $7.2 million for the three months ended October 31, 2004. Net income for the nine months ended October 31, 2005, was $14.6 million, an increase of $1.9 million, or 15.0%, as compared to net income of $12.7 million for the nine months ended October 31, 2004. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations and expansion. We believe that as a result of the growth in our business, our working capital requirements may increase. As of October 31, 2005, our total working capital was $256.4 million as compared to $207.8 million as of January 31, 2005. We believe that our cash flows from operations and available borrowings under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs for the foreseeable future.

Net cash provided by operating activities was $41.5 million for the nine months ended October 31, 2005, as compared to cash provided by operating activities of $32.1 million for the nine months ended October 31, 2004. The increase of $9.4 million in the level of cash provided by operating activities for the nine months ended October 31, 2005, as compared to the nine months ended October 31, 2004, is primarily attributable to a decrease in inventory, and an increase in sales and accounts receivable collections, partially offset by a payment of $1.5 million to the pension plan, and a decrease in accounts payable and accrued expenses.

Net cash used in investing activities was $90.6 million for the nine months ended October 31, 2005, as compared to cash used in investing activities of $13.1 million for the nine months ended October 31, 2004. The increase is primarily due to the purchase of Tropical in the amount of $79.9 million and additions to property and equipment in the amount of $10.6 million, as compared to net cash used for the nine months ended October 31, 2004, for the purchase of intangibles, property and equipment in the amount of $13.1 million.

Net cash provided by financing activities for the nine months ended October 31, 2005, was $51.6 million, as compared to net cash used in financing activities for the nine months ended October 31, 2004 of $12.8 million. The net cash provided during Fiscal 2006, primarily reflects the net borrowings from our senior credit facility of $51.3 million, which were used primarily for the Tropical acquisition, as well as proceeds from the exercise of employee stock options of $1.8 million, offset by the payments of $1.2 million in connection with the termination of the swap agreements. The net cash used during Fiscal 2005, primarily reflects the net proceeds from our stock offering of $21.1 million as well as proceeds from the exercise of employee stock options of $0.8 million, offset by the net payments made on our senior credit facility of $34.7 million.

The Tropical Sportswear Acquisition

On February 26, 2005, we acquired certain domestic operating assets of TSI, as well as the outstanding capital stock of TSI’s United Kingdom subsidiary for $80.7 million. In addition, acquisition costs amounted to approximately $2.7 million, thus bringing the aggregate purchase price to $83.4 million. The acquisition was funded from our senior credit facility.

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

The following is a description of the terms of the senior credit facility, as amended, does not purport to be complete, and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility.

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

Letter of Credit Facilities

As of October 31, 2005, we maintained seven U.S. dollar letter of credit facilities totaling $173 million, one letter of credit facility totaling $3.2 million utilized by our Canadian joint venture, and one letter of credit facility totaling $0.4 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. As of October 31, 2005, there was $128.5 million available under existing letter of credit facilities.

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

Real Estate Mortgages

In fiscal 2003, we acquired our main administrative office, warehouse and distribution facility in Miami, Florida and partially refinanced the acquisition of the facility with an $11.6 million mortgage loan. The real estate mortgage loan contains certain covenants. We believe we are currently in compliance with all of our covenants under the real estate mortgage loan. We could be materially harmed if we violate any covenants because the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indentures relating to our senior secured notes and senior subordinated notes resulting in all our of debt obligations becoming immediately due and payable.

In October 2005, we acquired three administrative office units in a building in Beijing, China. The aggregate purchase price was $2.3 million, including closing costs. These purchases were partially financed with three variable interest mortgage loans totaling $1.2 million dollars in the aggregate. The mortgage loans mature on October 12, 2015. Interest rate is at Prime. Principal and interest, currently in the aggregate amount of $13,779, are due monthly.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements” as defined by applicable SEC rules.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and nine months ended October 31, 2005.

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

Derivatives on $57 million senior secured notes payable

At October 31, 2005, we had an interest rate swap and option (the “$57 million Swap Agreement”) for an aggregate notional amount of $57 million in order to manage the overall borrowing costs associated with our 9 1/2% senior secured notes. The $57 million Swap Agreement is a fair value hedge as it has been designated against the 9 1/2% senior secured notes carrying a fixed rate of interest and effectively converts such notes to variable rate debt. The $57 million Swap Agreement is reflected at fair value in our consolidated balance sheet with a corresponding offset to the designated item. The $57 million Swap Agreement is scheduled to terminate on March 15, 2009. The fair value of the $57 million Swap Agreement recorded in our consolidated balance sheet was $0.6 million as of October 31, 2005 and $2.7 million as of January 31, 2005.

At October 31, 2005, we also had an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. The $57 million Cap Agreement is scheduled to terminate on March 15, 2009. The $57 million Cap Agreement caps the interest rate on the senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $84,000 and $53,000 decrease of recorded interest expense on the consolidated statements of operations for the three and nine months ended October 31, 2005, respectively, and a $200,000 and $400,000 increase of recorded interest expense on the consolidated statements of operations for the three and nine months ended October 31, 2004. The fair value of the $57 million Cap Agreement recorded on the consolidated balance sheet was ($582,000) as of October 31, 2005 and ($636,000) as of January 31, 2005.

We also had an interest rate floor agreement (the “$57 million Floor Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. The $57 million Floor Agreement expired on March 15, 2005. The $57 million Floor Agreement did not qualify for hedge accounting treatment under SFAS No. 133, resulting in a $1,000 and $100,000 decrease of recorded interest expense on the consolidated statement of operations for the three and nine months ended October 31, 2004, respectively. The $57 million Floor Agreement had no impact on interest expense for Fiscal 2006. The fair value of the $57 million Floor Agreement recorded on the consolidated balance sheet was $0 as of January 31, 2005.

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

As of the end of the period covered by this Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Between June 2005 and August 2005, we granted stock options to 6 employees to purchase an aggregate of 36,000 shares of our common stock at exercise prices ranging between $22.22 and $24.51 per share. These options were all granted at the fair market value of our common stock on the date of grant, vest over a period of between four and five years and expire 10 years after the date of issuance. The grant of these options was made in a private transaction, without registration, pursuant to the exemption from registration provided by Section (4)(2) of the Securities Act of 1933, as amended.

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

Date: December 8, 2005	Perry Ellis International, Inc.

	By:	/s/ GEORGE PITA
George Pita, Chief Financial Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.