Form 10-K
period 2006-01-31
PERRY ELLIS INTERNATIONAL INC
filed 2006-04-17
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

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

Common Stock, par value $.01 per share

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐             Accelerated filer   ☒            Non- accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $174,168,574 (as of July 29, 2005).

The number of shares outstanding of the registrant’s Common Stock is 9,608,012 (as of April 12, 2006).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

Portions of the Company’s Proxy Statement for the 2006 Annual Meeting—Part II and Part III

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

FORWARD-LOOKING STATEMENTS

We caution readers that this report and the portions of the proxy statement incorporated by reference into this report include “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “intend,” “plan,” “envision,” “continue,” “intend,” “target,” “contemplate,” or “will” and similar words or phrases or comparable terminology. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are as set forth below and in various places in this report and in the portions of the proxy statement incorporated by reference, including under the headings Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. These factors include:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers or programs,

•	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future retail and wholesale consolidation,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	our ability to contain costs,

•	disruptions in the supply chain,

•	our future capital needs and our ability to obtain financing,

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses,

•	our ability to predict consumer preferences and changes in fashion trends and consumer acceptance of both new designs and newly introduced products,

•	changes in the costs of raw materials, labor and advertising,

•	our ability to carry out growth strategies,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	exposure to foreign currency risk and interest rate risk,

•	possible disruption in commercial activities due to terrorist activity and armed conflict, and

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

PART I

Item 1.	Business

Overview

We are one of the leading apparel companies in the United States. We control a portfolio of major men’s and women’s brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution in up to 15,000 doors. Our portfolio of highly recognized brands includes Perry Ellis and Perry Ellis Portfolio, which we believe together generate over $1 billion in annual retail sales, Axis, Tricots St. Raphael, Jantzen, John Henry, Cubavera, the Havanera Co., Natural Issue, Munsingwear, Grand Slam, Original Penguin, Mondo di Marco, Redsand, Pro Player, Manhattan, Axist, Savane, Farah, Gotcha, Girl Star and MCD. We also (i) license the Nike brand for swimwear and swimwear accessories, (ii) are the worldwide master licensee for PING golf apparel, and (iii) license the PGA Tour brand for golf apparel.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate wear market, as well as clubs and independent retailers in the United States, Canada and the United Kingdom. Our largest customers include Federated/May Department Stores, Inc., Dillard’s Inc., Wal-Mart Stores, Inc., J.C. Penney Company, Kohl’s Corporation, and Sam’s Wholesale Club. As of April 1, 2006, we also operated 32 Perry Ellis retail outlet stores located primarily in upscale retail outlet malls across the United States as well as 3 Original Penguin retail stores located in upscale demographic markets. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through approximately 56 domestic and approximately 101 international license agreements.

Our wholesale business, which is comprised of men’s sportswear and women’s and men’s swimwear and swimwear accessories, accounted for 97% of our total revenues in fiscal 2006, and our licensing business accounted for 3% of our total revenues in fiscal 2006. We have traditionally focused on the men’s sportswear market, which represented approximately 93% of our total wholesale revenues in fiscal 2006, while our women’s and men’s swimwear market represented approximately 7% of our total wholesale revenues in fiscal 2006.

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

On February 26, 2005, we acquired certain domestic operating assets of Tropical Sportswear Int’l Corporation and its subsidiaries and Tropical’s United Kingdom subsidiary. Tropical was a leading designer, marketer and distributor of men’s branded and private label bottoms to all channels of distribution. With the Tropical acquisition, we have become one of the largest suppliers of men’s bottoms in the United States, added significant revenues, further strengthened and balanced our product mix, and added to our portfolio of brands. The Tropical acquisition also provided us with a state-of-the-art distribution facility in Tampa, Florida and a strong platform to expand our existing brands into Europe as a result of the acquired U.K. subsidiary.

We employ a three-dimensional strategy in the design, sourcing, marketing and licensing of our products that focuses on diversity of brands, products and distribution channels. Through this strategy, we provide our products to a broad range of customers, which reduces our reliance on any single distribution channel, customer, or demographic group and minimizes competition among our brands.

Diversity of Brands. We maintain a portfolio of 25 highly recognized brands that we either own or license. We are focused on brands that appeal to fashion conscious consumers across all income levels. We design, source, market and license most of our products on a brand-by-brand basis targeting distinct consumer demographic and lifestyle profiles. For example, we market the Perry Ellis and Original Penguin brands to higher-income consumers and market the Grand Slam, John Henry and the Havanera Co. brands to middle-income consumers. In addition, we market brands that appeal to women through our Jantzen family of swimwear products as well as through Original Penguin products.

Diversity of Product Categories. We design and market apparel in a broad range of men’s product categories and select women’s product categories, which increases the stability of our business. Our menswear offerings include casual sportswear and bottoms, dress shirts and pants, jeans wear, golf apparel, sweaters, sports apparel, swimwear and swim accessories, active wear, and leather accessories. Our women’s wear offerings include swimwear, swim accessories and sportswear. We believe that our product diversity decreases our dependence on any one product or fashion trend and has contributed substantially to our growth.

Diversity of Distribution Channels. We market our products through all major levels of retail distribution, which allows us to reach a broad range of consumers in the United States, Canada and the United Kingdom. We distribute through department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate wear market, as well as clubs and other independent retailers in the United States, Canada and the United Kingdom. Our products are distributed through up to 15,000 doors at some of the nation’s leading retailers, including Federated/May, Dillard’s, Wal-Mart Stores, Inc., J.C. Penney Company, Kohl’s Corporation, and Sam’s Wholesale Club.

The following table illustrates the current diversity of the brands and products we produce and market and their respective distribution channels:

Distribution Channels	Sportswear	Bottoms/Jeans Wear	Golf	Action Sportsbrands/Swim

Luxury Stores	Original Penguin Tricots St. Raphael Mondo di Marco Axis	Original Penguin	PING	Original Penguin Redsand

Department Stores	Perry Ellis Perry Ellis Portfolio Savane Axis Cubavera	Perry Ellis Perry Ellis Portfolio Savane Store Brands	Grand Slam PGA Tour PING	Perry Ellis Nike Swim Jantzen Redsand MCD

Chain Stores	Natural Issue The Havanera Co. AxistJohn Henry Munsingwear	Natural IssueStore BrandsAxistFarah	PGA Tour Pro Player Grand Slam	Nike Swim Gotcha Girl Star

Mass Merchants	Store Brands Farah U.K.	Store Brands	Store Brands

Green Grass/Corporate (1)	Cubavera Perry Ellis Munsingwear		PINGPGA Tour

Specialty Stores	Mondo di Marco Tricots St.Raphael Axis Manhattan Original Penguin			Jantzen Nike Swim Gotcha MCD Redsand

Direct Retail	Original Penguin Perry Ellis	Original Penguin Perry Ellis		Original Penguin

(1)	This channel includes high-end and specialty golf shops and resorts.

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

We believe that we have the following competitive strengths in our industry:

Portfolio of nationally and internationally recognized brands. We currently own or license a portfolio of 25 brands, which enjoy high recognition within their respective consumer segments. We believe that these brands have built a loyal following of fashion-conscious consumers and retailers who desire high quality, well-designed products. We license the Nike, PING, and PGA Tour brands, which we believe are highly recognizable brands within their various product categories. We also license several of our brands to third parties for products in distribution channels and countries in which we do not distribute those brands. We believe that brand recognition is critical in the apparel industry, where strong brand names help define consumer preferences and drive selling space at retailers.

Diversified product offering and distribution model. We market a diverse array of products under our numerous brands at multiple price points and across multiple levels of retail distribution. Our menswear offerings include casual sportswear and bottoms, dress shirts and pants, jeans wear, golf apparel, sweaters, sports apparel, swimwear and swim accessories, active wear and leather accessories. Our women’s wear offerings include swimwear, sportswear and swim accessories. Our products are distributed through up to 15,000 doors at department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate wear market and independent retailers in the United States and Canada. As a result of the Tropical acquisition, we have begun distribution of product in the United Kingdom and Europe, and believe opportunities exist for further international expansion of our brand base. As of April 1, 2006, we also operated 32 Perry Ellis retail outlets and 3 Original Penguin retail stores and believe opportunity exists to further expand our store base. Our diversified product offerings and distribution model reduce our reliance on any one product, demographic group, merchandise preference or distribution channel and minimizes competition among our brands.

Strong relationships with our retailers. We believe that our established relationships with retailers allow us to maximize the selling space dedicated to our products, monitor our brand presentation and merchandising selection, and introduce new brands and products. Because of our quality brands and products, dedication to customer service, design expertise and sourcing capabilities, we have developed and maintained long-standing relationships with our largest customers, including Dillard’s (more than 25 years), Federated/May Department Stores (more than 25 years), J.C. Penney (more than 25 years), Wal-Mart (15 years), and Kohl’s (12 years).

Strong licensing capabilities and relationships. We license many of the brands we own, and, as a result, have gained experience in identifying potential licensing opportunities. We have established relationships with many licensees and believe these relationships provide opportunities to grow our revenues and earnings. Our brands are solidly positioned in retail outlets at all major levels of retail distribution and have increased our exposure nationally and internationally. We believe that our broad portfolio of brands also appeals to licensees because it gives licensees the opportunity to sell their products into different distribution channels. For example, a manufacturer of men’s accessories might license the Cubavera brand to enter the department store channel. By licensing our owned brands, we offer consumers a complete product assortment by brand. We also coordinate our marketing efforts with licensees, thereby maximizing exposure for our brands and our return on investment.

Sophisticated global low-cost sourcing capabilities. We have sourced our products globally for approximately 40 years and employ sophisticated logistics and supply chain management systems to maintain maximum flexibility. Our network of worldwide sourcing partners enables us to meet our customers’ needs in an efficient and high quality manner without relying on any one vendor, factory, or country. In fiscal 2006, based on the total dollar value, we sourced our products from Asia (73%), Central and South America (22%) and the Middle East (5%). We maintain a staff of experienced sourcing professionals in five offices in China (including Hong Kong), as well as in the United States, South Korea, Taiwan, Vietnam and the Dominican Republic. Our sourcing offices closely monitor our suppliers and provide strict quality assurance analyses that allow us to consistently maintain our high quality standard for our customers. We have a compliance department that works closely with our quality assurance staff to ensure that our sourcing partners comply with Company-mandated and country-specific labor and employment regulations. We believe that sourcing our products overseas allows us to manage our inventories more effectively and avoid incurring the costs of maintaining and operating production facilities. Because of our sourcing experience, capabilities and relationships, we believe that we are well positioned to take advantage of the changing textile and apparel quota environment.

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

Proven ability to integrate acquisitions. Since 1993, we have been successful in selectively acquiring, managing, developing and positioning 25 highly recognized brands within our business, including Munsingwear (1996), Perry Ellis (1999), John Henry (1999), Manhattan (1999), Jantzen (2002), Perry Ellis Menswear and Redsand (2003), Farah and Savane (2005) and Gotcha, Girl Star and MCD (2006). We believe our experience prepared us for the successful integration of the Tropical business in 2005.

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

Experienced management team. Our senior management team averages more than 27 years in the apparel industry and has extensive experience in growing and rejuvenating brands, structuring licensing agreements, and building strong relationships with global suppliers and retailers. In addition, George Feldenkreis, our chairman and chief executive officer, and Oscar Feldenkreis, our vice chairman, president and chief operating officer, renewed their employment agreements through February 1, 2010.

Our Business Strategy

Our strategy is to continue to pursue our three-dimensional approach by developing and enhancing our portfolio of brands, increasing the scope of our product offerings and expanding distribution for our brands, while continuing our focus on growth and profitability through the execution of the following strategies:

Continue to strengthen the competitive position and recognition of our brands. We intend to continue enhancing the recognition of our brands by aggressively marketing our brands to both consumers and retailers. We manage each brand individually, developing a distinct brand and marketing strategy for every product category and distribution channel. We participate in cooperative advertising in print and broadcast media, as well as market directly to consumers through billboards, event sponsorships, celebrity sponsorships, special event advertisements and advertisements in selected periodicals. In addition, we continue to have a strong presence at trade shows, such as “M.A.G.I.C.” in Las Vegas, Market Week in New York, and golf, surf and swim shows and events throughout the country. Licensing our brands to third parties also enhances brand recognition by providing increased customer exposure domestically and internationally, as well as opportunities for future product extensions.

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

Increase penetration in each channel. We will continue to selectively pursue new ways to increase our penetration of existing channels of distribution for our products, focusing on maintaining the integrity of our products and reinforcing our image at existing and new retail stores, as well as introducing our products to geographic areas and consumer sectors that are presently less familiar with our products. We will also seek to expand our business with our existing customers by offering them products that are compelling and different from those in the marketplace and by capitalizing on our relationships with them by offering them more of our products.

Adapt to our continually changing marketplace. We will continue to make the necessary investments and implement strategies to meet the growing needs of our customers on a timely basis in the ever-changing apparel industry. We are currently focusing on expanding our business in the following areas:

•	We have successfully focused on Hispanics, the largest minority group in the United States, by developing the Cubavera, the Havanera Co. and the Sobrino brands. These brands specifically target the Hispanic market and consumers that embrace the Hispanic lifestyle brands. We also develop and sell to retailers Hispanic-inspired sportswear under private label brands. We look to continue expansion of this product category.

•	We re-introduced the Original Penguin brand in fiscal 2003, to specifically target Generation X and Y men and women who are suburban upper-middle class, ages 18 to 35. The product line is primarily sold at upscale department and upper tier specialty stores, as well as in three of our own upscale retail locations, and includes apparel, shoes and accessory items. We believe this brand has significant growth opportunities as we expand our product categories into premium denim and women’s sportswear and our distribution to include an increasing number of direct retail store locations.

•	With the consummation of the Tropical acquisition we became one of the largest suppliers of men’s bottoms in the United States and United Kingdom. We are uniquely positioned to provide both sportswear and bottoms under our portfolio of brands and look for further expansion in this category.

•	With the recent acquisition of the Gotcha, Girl Star and MCD brands, coupled with the growth of our Redsand brand, we will continue to pursue ways to increase our penetration of the action sportsbrand category.

•	We expect to increase the presence of our brands in international markets utilizing our United Kingdom subsidiary. Farah brand bottoms currently hold the top market share position in the United Kingdom and we recently introduced the Original Penguin brand on a pan European basis. We look to generate further expansion of Original Penguin and of our other brands internationally.

•	We have several initiatives to increase our direct to consumer sales, including further expansion of our Perry Ellis retail outlet stores and the expected launch of E-commerce web sites.

Expand our licensing opportunities. Since our acquisition of Munsingwear in 1996, we have significantly expanded the licensing of our brands to third parties for various product categories. We intend to continue to license our brands to existing and new licensees as profitable opportunities arise. We will also use our brand portfolio to expand our licensing activities in women’s wear and sportswear. We continue to explore licensing opportunities where we see opportunities for growth, such as Latin America, Europe and Asia. We will continue to provide our licensing partners with strong brands, design expertise and innovative marketing strategies. In addition to the revenues and brand awareness that licensing provides us, we also believe that licensing our brands benefits us by reducing the volatility of our operating income.

Pursue strategic acquisitions and opportunities. We intend to continue our strategy of making selective acquisitions to expand our portfolio of brands and add new product lines as our industry continues to follow the consolidation trend of our retailers. We will continue to internally develop new brands and logical extensions of existing brands as opportunities in the marketplace arise. We intend to pursue acquisition opportunities in a disciplined manner as they become available and focus on products or categories that have high consumer awareness and are difficult to duplicate from a technical or logistical standpoint. Since our initial public offering in 1993, we have acquired, or obtained licenses for, several brands, including Munsingwear, Perry Ellis, John Henry, Manhattan, Jantzen, PING, Nike, Mondo di Marco, Axis, Tricots St. Raphael, Redsand, Pro Player, PGA Tour, Savane, Farah, Gotcha, Girl Star and MCD. We believe that our history of selectively acquiring under-marketed or under-performing brands and incorporating them into our efficient infrastructure generates a superior return on investment for us.

Recent Developments

On February 26, 2005, we acquired certain domestic operating assets of Tropical and its subsidiaries and Tropical’s United Kingdom subsidiary for $83.4 million, which included $2.7 million of acquisition costs. The acquisition was funded from our senior credit facility.

Tropical was a leading designer, marketer and distributor of men’s branded and private label bottoms to all channels of distribution. With the Tropical acquisition, we have become one of the largest suppliers of men’s bottoms in the United States, added significant revenues, further strengthened and balanced our product mix, and added to our portfolio of brands. The Tropical acquisition also provided us with a state-of-the-art distribution facility in Tampa, Florida and a strong platform to expand our existing brands into Europe as a result of the acquired U.K. subsidiary.

In the fourth quarter of fiscal 2006, we acquired the worldwide intellectual property of Gotcha International, including the Gotcha, Girl Star, and MCD trademarks and the intellectual property license agreements for approximately $12 million. We believe that this acquisition broadens our active sportswear arena by diversifying the product base, attracting new customers and strengthens our relationships with existing customers.

Brands

In fiscal 2006, approximately 80% of our net sales were from branded products as compared to fiscal 2005 when 89% of our net sales were from branded products. The decrease is due primarily to the addition of Tropical private label operations. We currently own 22 and license 3 nationally recognized brands whose products we source and sell through all major levels of retail distribution. Our owned brands include Perry Ellis, Perry Ellis America, Axis, Tricots St. Raphael, Jantzen, John Henry, Cubavera, the Havanera Co., Natural Issue, Munsingwear, Grand Slam, Original Penguin, Mondo di Marco, Redsand, Pro Player, Manhattan, Axist, Savane, Farah, Gotcha, Girl Star and MCD. We have developed over 42 sub-brands from these brands, including Perry Ellis Portfolio and Southpoint. We also distribute the PING, Nike and PGA Tour brands under license arrangements.

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

Jantzen and Southpoint. The Jantzen brand has a history of over 90 years, and its products are sold in upscale and major department stores and specialty stores. We sell men’s and women’s swimwear under the Jantzen brand, as well as women’s swimwear under the Southpoint brand. We also introduced men’s and licensed women’s sportswear under the Jantzen brand to capitalize on its rich history and reputation for quality.

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

Grand Slam. Grand Slam is an American heritage brand and appeals to middle-income 30-60 year-old men who prefer classic casual golf apparel. The Grand Slam brand is primarily sold in department stores as well as national golf and regional chains.

Original Penguin. We re-introduced the Original Penguin brand with its signature penguin icon logo in fiscal 2003, which is a lifestyle product for the Generation X and Y men and women who are suburban upper-middle class, ages 18 to 35. The line offers vintage inspired sportswear that its targeted consumers’ fathers used to wear. The product line is primarily sold at upscale department and upper tier specialty stores and includes apparel, shoes and accessory items.

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

Savane. We acquired the Savane brand as part of the Tropical acquisition on February 26, 2005. The brand is associated with quality, value, and innovative designs and appeals primarily to middle-income, professional 30-50 year-old men. Its products are sold in department stores and specialty stores.

Farah. We acquired the Farah brand as part of the Tropical acquisition on February 26, 2005. The brand is associated with value and comfort and appeals primarily to middle-income, 30-50 year-old men in the United States. Farah brand bottoms currently hold the top market share position in the United Kingdom with its products distributed in department stores, specialty stores, mail order and discount club markets and primarily appeals to middle-income, 40-60 year-old men.

Gotcha. We acquired the Gotcha brand during fiscal 2006. The brand is marketed as an accessible California youth lifestyle brand, widely distributed to mid-tier and sporting goods accounts. The company is also building a strong portfolio of licensees, selected for their expertise in specific categories.

Girl Star. We acquired the Girl Star brand during fiscal 2006. The brand is being distributed to better department stores, sporting goods and specialty accounts. The brand will be relaunched in the junior swimwear range, while licensee candidates are being interviewed for complimentary junior product lines.

MCD. We acquired the MCD brand during fiscal 2006. The brand will be relaunched focusing on the action sports specialty market. The Spring 2007 program will target the hardcore surf/skate youth consumer.

Nike. We have a license agreement with Nike to design and market men’s, women’s, junior’s, boy’s and girl’s swimwear, men’s and junior’s competitive swimwear, and swimwear apparel and accessories. Swim products are sold through sporting good stores, specialty stores, team dealers and department stores. The license agreement expires in May 2009, with a potential renewal through 2011.

PING. We have a worldwide apparel master license for the prestigious PING golf brand, which appeals to golfers and high-income, status conscious 25-50 year-old men. The license expires in December 2007, with annual renewal extensions. The brand is a well-known golf brand, which we positioned to be associated with the highest standard of quality in the golf business. Products under this brand include golf shirts, sweaters, shorts and outerwear. The brand is sold primarily in golf shops, top-tier specialty, department stores and the corporate wear market.

Other Brands. We also own the Manhattan brand. The Manhattan brand is associated with dress casual apparel sold primarily at mass merchants and upscale specialty stores.

Private Label. In addition to our sales of branded products, we sell products to retailers for marketing as private label for their own store lines. In fiscal 2006, we sold private label products to Saks, Inc., Dillard’s, J.C. Penney, Goody’s, Sears and Wal-Mart. Private label sales generally yield lower gross margins than sales of comparable branded products. Private label sales accounted for approximately 20%, 11%, and 9%, of net sales during fiscal 2006, 2005, and 2004, respectively. The overall increase in the private label business as a percentage of our net sales, from fiscal 2005, is a result of the impact of the Tropical acquisition, which included private label bottoms programs with several retailers.

Products and Product Design

We offer a broad line of high quality men’s casual sportswear, dress shirts and pants, jeans wear, golf apparel, sweaters, sports apparel, swimwear and swim accessories, active wear and leather accessories. Our women’s wear offerings include swimwear and swim accessories and sportswear. Substantially all of our products are designed by our in-house staff utilizing our advanced computer-aided design technology. This technology enables us to produce computer-generated simulated samples that display how a particular style will look in a given color and fabric before it is actually produced. These samples can be printed on paper or directly onto fabric to accurately present the colors and patterns to a potential customer. In addition, we can quickly alter the simulated sample in response to our customers’ comments, such as change of color, print layout, collar style and trimming, pocket details and/or placket treatments. The use of computer-aided design technology minimizes the time-consuming and costly need to produce actual sewn samples prior to retailer approval, allows us to create custom-designed products meeting the specific needs of customers and reduces a product’s time to market, from conception to the delivery of the product to customers.

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

Our products include:

Shirts. We offer a broad line of sport shirts, which includes cotton and cotton-blend printed, yarn-dyed and solid knit shirts, cotton woven shirts, silk, cotton and rayon printed button front sport shirts, linen sport shirts, golf shirts, and embroidered knits and woven shirts. Our shirt line also includes dress shirts, dress casual shirts, brushed twill shirts, jacquard knits and yarn-dyed flannels. Additionally, we are one of the leading distributors of guayabera-style shirts in the United States. We market shirts under a number of our own brands as well as the private labels of our retail customers. Our shirts are produced in a wide range of men’s sizes, including sizes for the big and tall men’s market. Sales of shirts accounted for approximately 44%, 60%, and 57% of our net sales during fiscal 2006, 2005, and 2004, respectively. The reduction of shirt sales as a percentage of total net sales in fiscal 2006 from previous years is a direct result of the Tropical acquisition in February, 2005.

Bottoms. Our bottoms line includes a variety of styles of wool, wool-blend, linen and polyester/rayon dress pants, casual pants in cotton and polyester/cotton and linen/cotton walking shorts. We market our bottoms as single items or as a collection to complement our shirt lines. Sales of bottoms accounted for approximately 44%, 19%, and 21% of our net sales during fiscal 2006, 2005, and 2004, respectively. The sale of bottoms in fiscal 2006 represented a significantly greater percentage of our net sales, as a result of the Tropical acquisition.

Swimwear. Our swimwear line includes women’s, men’s and junior’s swimwear and accessories. Sales of swimwear and accessories accounted for approximately 7%, 13% and 13% of net sales during fiscal 2006, 2005 and 2004, respectively. The decline in sales from previous years represents the impact of the Tropical acquisition, as well as our focus on reducing overall swimwear levels to improve profitability.

Other Products. We also offer sweaters, vests, jackets, pullovers and leather accessories under our existing brands, as well as private label. The majority of the other products we sell are sweaters and leather accessories. Other products accounted for approximately 5%, 8%, and 9% of net sales during each of fiscal 2006, 2005 and 2004, respectively.

Licensing Operations

We license the brands we own, and sublicense some of the brands we license, to third parties for various product categories in distribution channels and countries where we do not distribute our brands. Licensing enhances the images of our brands by widening the range, product offerings and distribution of products sold under our brands without requiring us to make capital investments or incur additional operating expenses. As a result of this strategy, we have gained experience in identifying potential licensing opportunities and have established relationships with many licensees. Our licensing operation is also a significant contributor to our operating income.

As of January 31, 2006, we were the licensor in approximately 157 license agreements, 56 domestic and 101 international, for various products including footwear, men’s suits, sportswear, dress shirts and bottoms, underwear, loungewear, outerwear, active wear, neckwear, fragrances, eyewear and accessories. Wholesale sales of licensed products by our licensees were approximately $438 million, $456 million, and $434 million in fiscal 2006, 2005, and 2004, respectively. We received royalties from these sales of approximately $21.9 million, $22.8 million, and $21.7 million in fiscal 2006, 2005, and 2004, respectively. We believe that our long-term licensing opportunities will continue to grow domestically and internationally. See our Consolidated Financial Statements and the related notes in this report for further information.

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

We operate 32 retail outlet stores through which we sell Perry Ellis products directly to the public. These retail stores are generally located in upscale retail outlet malls. We also operate 3 retail stores through which we sell Original Penguin products, and operate 3 stores near our corporate warehouse facilities.

We believe that customer service is a key factor in successfully marketing our apparel products. We coordinate efforts with customers to develop products meeting their specific needs using our design expertise and computer-aided design technology. Utilizing our sourcing capabilities, we strive to produce and deliver products to our customers on a timely basis.

Our in-house sales staff is responsible for customer follow-up and support, including monitoring prompt order fulfillment and timely delivery. We utilize an Electronic Data Interchange, or EDI system for certain customers in order to provide advance-shipping notices, process orders and conduct billing operations. In addition, certain customers use the EDI system to communicate their weekly inventory requirements per store to us. We then fill these orders either by shipping directly to the individual stores or by sending shipments, individually packaged and bar coded by store, to a centralized customer distribution center.

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

We have recently invested in the Oracle Retail (formally known as Retek and Profit Logic) suite of products with the purpose of reducing markdowns, increasing inventory turns and increasing revenues while automating the process. The different modules will allow us to monitor our customers’ product by store and quickly react to changes in consumer behavior. The suite also includes best of breed store inventory and point of sales software, which will allow us to keep just in time inventory at our retail stores. This investment shows our commitment to understanding our consumer in order to strengthen our brands as well as our effort to support the continued expansion of our direct retail businesses. Additionally we invested in Trade Management Oracle Financials software to quickly and positively resolve customer claims, while tracking employee accountability. These products are expected to be implemented during the last half of fiscal 2007.

We sell merchandise to a broad spectrum of retailers, including national and regional chain, upscale department, mass merchant and specialty stores. Our largest customers include Federated/May Department Stores, Dillard’s, Wal-Mart, J.C. Penney, Kohl’s, and Sam’s Wholesale Club. We have developed and maintained long-standing relationships with these customers, including Dillard’s (more than 25 years), Federated/May Department Stores (more than 25 years), J.C. Penney (more than 25 years), Wal-Mart (15 years) and Kohl’s (12 years). We also sell merchandise to corporate wear distributors.

Net sales to our five largest customers accounted for approximately 46%, 32%, and 39% of net sales in fiscal 2006, 2005, and 2004, respectively. For fiscal 2006, two customers accounted for over 10% of net sales, Federated/May Department Stores and Wal-Mart accounted for approximately 13% and 11% of net sales, respectively. No customer, however, represented more than 10% of our net sales during fiscal 2005. For fiscal 2004, net sales to Kohl’s accounted for approximately 10% of our net sales.

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

We use direct consumer advertising in selected markets featuring the Perry Ellis, Cubavera, the Havanera Co., Jantzen, Savane and Original Penguin brand names through the placement of highly visible billboards, sponsorships and special event advertising. We also maintain informational websites featuring our brands. We create and implement editorial and public relations strategies designed to heighten the visibility of our brands. All of these activities are coordinated around each brand in an integrated marketing approach.

These same strategies, modified for each individual market are used for our international efforts in more than a dozen other countries.

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

Sales and receivables are recorded when inventory is shipped. Our backlog of orders includes confirmed and unconfirmed orders, which we believe, based on our past experience and industry practice, will be confirmed. As of April 1, 2006, the backlog for orders of our products, all of which are expected to be shipped during fiscal 2007, was approximately $343 million, as compared to approximately $365 million as of April 11, 2005. The amount of unfilled orders at a point in time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and the scheduling of the sourcing and shipping of the product, which in most cases depends on the desires of the customer. Our backlog is also affected by an on-going trend among retailers to reduce the lead-time on their orders. In recent years, our customers have been more cautious of their inventory levels and have delayed placing orders and re-orders compared to our previous experience. Due to these factors, and because of the Tropical acquisition, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Supply of Products and Quality Control

We currently use independent contract manufacturers to supply the substantial majority of the products we sell. Of the total dollar value of sourced products in fiscal 2006, 73% was sourced from suppliers in Asia, 22% was sourced from suppliers in South and Central America and 5% was sourced from suppliers in the Middle East, respectively. We believe that the use of numerous independent contract manufacturers allows us to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and the costs of maintaining and operating production facilities. We have had relationships with some suppliers for as long as 30 years, however, none of these relationships are formal or require either party to purchase or supply any fixed quantity of product.

The vast majority of our products are purchased as “full packages,” where we place an order with the supplier and the supplier purchases all the raw materials, assembles the garments and ships them to our distribution facilities or third party facilities. As of January 31, 2006, we had shifted the vast majority of our Tropical business to a “full package” model. Finished goods are generally shipped to either our distribution facilities or to third-party facilities around the United States for repackaging and distribution to customers.

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

Import and Import Restrictions

Our import operations are subject to constraints imposed by bilateral trade agreements between the United States and a number of foreign countries. These agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. Most of our imported products are also subject to United States customs duties.

We closely monitor developments in quotas, duties, and tariffs and continually seek to minimize our exposure to these risks through, among other things, geographical diversification of our contract manufacturers, maintaining our overseas offices, allocating overseas production to product categories where more quotas are available, and shifting of production among countries and manufacturers.

Under the terms of the World Trade Organization Agreement on Textiles and Clothing, WTO members removed all quotas effective January 1, 2005, and the current environment over textile quotas continues to rapidly change. Because of our sourcing experience, capabilities and relationships, we believe we are well positioned to take advantage of the changing textile and apparel quota environment.

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

Employees

As of March 23, 2006, we had approximately 1,958 employees compared to approximately 2,015 employees as of April 6, 2005. Some of our employees at our Winnsboro, South Carolina distribution facility are subject to a collective bargaining agreement, which expires in August 2008. None of our other employees are subject to collective bargaining agreements. We consider our employee relations to be satisfactory.

Item 1A.	Risk Factors

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

We rely on a few key customers, and a significant decrease in business from or the loss of any one key customer or key program would substantially reduce our revenues and harm our business.

We derive a significant amount of our revenues from a few major customers. For example, net sales to our five largest customers totaled approximately 46%, 32%, and 39% of net sales during fiscal 2006, fiscal 2005, and fiscal 2004, respectively. For fiscal 2006, two customers accounted for over 10% of net sales, Federated/May Department Stores and Wal-Mart accounted for approximately 13% and 11% of net sales, respectively. During fiscal 2005, no customer accounted for more then 10% of our net sales. Kohl’s represented 10% of our net sales during fiscal 2004. A significant decrease in business from or loss of any of our major customers could harm our financial condition by causing a significant decline in revenues attributable to such customers.

Although we have long-standing relationships with many of our customers, we do not have long-term contracts with any of them and purchases generally occur on an order-by-order basis. We believe that purchasing decisions are generally made independently by individual department stores within a company-controlled group. There has been a trend, however, toward more centralized purchasing decisions. As such decisions become more centralized, the risk to us of such concentration increases. Furthermore, our customers could curtail or cease their business with us because of changes in their strategic and operational initiatives, such as an increased focus on private label, consolidation with another retailer, changes in our customer’s buying patterns, financial instability and other reasons. If our customers curtail or cease business with us, our revenues could significantly decrease and our financial condition could be significantly harmed.

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

We are dependent upon the revenues generated by our licensing alliances and the loss or inability to renew certain licenses could reduce our royalty income and consequently reduce our net income.

A portion of our net income is derived from licensing income received from our licensing partners. The interruption of the business of several of our licensing partners at any one time could adversely affect our royalty income and net income. Licensing income accounted for $21.9 million or 2.6% of total revenues for fiscal 2006.

We currently license the PING, Nike and PGA Tour brands from third parties. These licenses vary in length of term, renewal conditions and royalty obligations. The average term of these licenses is three to five years with automatic renewals depending upon whether we achieve certain targeted sales goals. We may not be able to renew or extend any of these licenses, on favorable terms, if at all. If we are unable to renew or extend any of these licenses, we could experience a decrease in net sales.

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

Because we do business abroad, our business could be harmed if changes, in political or economic stability, laws, exchange rates, or foreign trade policies should occur.

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

We may face challenges integrating the operations of any businesses we may acquire, which may negatively impact our business.

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

With respect to previous acquisitions, we faced many challenges in consolidating functions and integrating management procedures, personnel and operations in an efficient and effective manner, which if not managed as projected, could have negatively impacted our business. Some of these challenges included increased demands on management related to the significant increase in the size and diversity of our business after the acquisition, the dedication of management’s attention to implement our strategies for the business, the retention and integration of key employees, determining aspects of the acquired business that were to be kept separate and distinct from our other businesses, and difficulties in assimilating corporate culture and practices into ours. We expect that we will face similar challenges if we make significant acquisitions in the future.

We have a significant amount of debt, which could have important negative consequences to us, including making it difficult for us to satisfy all of our obligations in the event we experience financial difficulties.

We have a significant amount of debt. As of January 2006, we had $259 million of debt outstanding (excluding amounts outstanding under our letter of credit facilities).

Our substantial indebtedness could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to our senior subordinated notes, including our ability to repurchase such notes upon the occurrence of a change of control,

•	increasing our vulnerability to adverse general economic and industry conditions and adverse changes in governmental regulations,

•	limiting our ability to obtain additional financing to fund capital expenditures, acquisitions and other general corporate requirements,

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures, acquisitions or other general corporate purposes,

•	limiting the rights of holders of senior subordinated notes to receive payment if holders of our secured debt have not been paid,

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and

•	placing us at a competitive disadvantage compared to our less leveraged competitors.

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

Our future success depends to a significant extent on retaining the services of certain executive officers and directors, in particular George Feldenkreis, our chairman of the board and chief executive officer, and Oscar Feldenkreis, our president and chief operating officer. They are each party to an employment agreement which expires in 2010. The loss of the services of either George Feldenkreis or Oscar Feldenkreis, or any other key member of management, could have a material adverse effect on our ability to manage our business. Our continued success is dependent upon our ability to attract and retain qualified management, administrative and sales personnel to support our future growth. Our inability to do so may have a significant negative impact on our ability to manage our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own our principal executive and administrative office, warehouse and distribution facility, which is located in a 230,000 square foot facility in Miami, Florida. This facility is encumbered by an $11.4 million mortgage. For purposes of potential future expansion, we own approximately three acres of land adjacent to this facility.

We lease three facilities, from our chairman and chief executive officer, in Miami, totaling approximately 103,000 square feet, which house distribution and administrative functions. Two of these facilities have ten year leases expiring in 2014 and one of these facilities is leased on a month-to-month basis.

We own a 345,000 square foot distribution center in Seneca, South Carolina, a 380,000 square foot distribution facility in Winnsboro, South Carolina, and a 305,000 square foot distribution facility in Tampa, Florida.

We own three administrative office units totaling 12,000 square feet in a building in Beijing, China. These facilities are encumbered by $1.2 million in mortgages.

We lease several locations in New York City, totaling approximately 157,000 square feet, with leases expiring from December 2007 to May 2014. These locations are used for office, design, and showroom space.

We lease 35,947 square feet for office space used by our swimwear business in Portland, Oregon, pursuant to a lease, which expires in December 2009.

We lease 10,700 square feet for office space used by our action sportsbrand business in Irving, California, pursuant to a lease, which expires in August 2008.

We also lease 36 retail stores, comprising approximately 96,000 square feet of selling space.

Item 3.	Legal Proceedings

Perry Ellis is subject to claims and suits against it, and is the initiator of claims and suits against others in the ordinary course of business, including claims arising from the use of its trademarks. Perry Ellis does not believe that the resolution of any pending claims will have a material adverse effect on its business, financial condition or results of operations.

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

	High	Low
Fiscal Year 2005
First Quarter	$29.95	$21.58
Second Quarter	29.10	21.85
Third Quarter	24.53	19.45
Fourth Quarter	22.48	18.20
Fiscal Year 2006
First Quarter	$23.71	$19.70
Second Quarter	24.25	18.94
Third Quarter	26.25	19.65
Fourth Quarter	22.53	18.82

(b)	Holders

As of April 12, 2006, there were approximately 130 shareholders of record of our common stock. We believe the number of beneficial owners of our common stock is in excess of 1,100.

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

(d)	Securities Authorized for Issuance under Equity Compensation Plans

The section under the heading “Executive Compensation” entitled “Equity Compensation Plan Information for Fiscal 2006” in the Company’s Proxy Statement for the 2006 annual meeting of shareholders is incorporated herein by reference.

For additional information concerning the Company’s capitalization please see Note 24, “Stock Options and Warrants” of the Notes to the Consolidated Financial Statements included in Item 8.

(e)	Sales of Unregistered Securities

Between August 1, 2005 and November 28, 2005, we issued three employees an aggregate of 15,500 shares of restricted common stock, which vest over a four-year period. The total fair value of the restricted shares on the date of the grant was approximately $338,000. Exemption from registration under the Securities Act was based upon the grounds that the issuance of securities did not involve a public offering within the meaning of Section 4(2) of the Securities Act.

Item 6.	Selected Financial Data

Summary Historical Financial Information

(Amounts in thousands, except for per share data)

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of Perry Ellis and related Notes thereto included in Item 8 of this Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Fiscal Year Ended January 31,	2006	2005	2004	2003	2002
Income Statement Data:
Net sales	$827,504	$633,774	$484,198	$277,028	$251,310
Net royalty income	21,910	22,807	21,718	28,813	26,681

Total revenues	849,414	656,581	505,916	305,841	277,991
Cost of sales	586,900	448,531	338,781	205,001	191,601

Gross profit	262,514	208,050	167,135	100,840	86,390
Selling, general and administrative expenses	195,236	153,282	117,300	63,850	55,447
Depreciation and amortization	9,557	6,557	5,043	3,583	6,662

Operating income	57,721	48,211	44,792	33,407	24,281
Costs on early extinguishment of debt	—	—	7,317	—	—
Interest expense	21,930	14,575	16,414	15,795	13,550

Income before minority interest and income tax provision	35,791	33,636	21,061	17,612	10,731
Minority interest	470	467	214	89	83
Income taxes	12,639	12,207	7,695	6,726	4,040

Net income	$22,682	$20,962	$13,152	$10,797	$6,608

Net income per share:
Basic	$2.38	$2.30	$1.71	$1.69	$1.01
Diluted	2.26	2.15	1.59	1.65	1.01
Weighted average number of shares outstanding
Basic	9,534	9,123	7,683	6,387	6,517
Diluted	10,033	9,732	8,296	6,550	6,535
Other Financial Data:
EBITDA (a)	$67,278	$54,768	$49,835	$36,990	$30,943
Cash flows from operations	80,973	23,474	(11,314)	(16,796)	22,375
Cash flows from investing	(106,641)	(17,786)	(44,887)	(47,349)	(3,021)
Cash flows from financing	30,093	(1,611)	52,409	67,479	(18,319)
Capital expenditures	(14,460)	(13,971)	(8,673)	(22,077)	(2,922)
Balance Sheet Data (at year end):
Working capital	$228,550	$207,803	$192,931	$119,898	$60,932
Total assets	570,014	514,960	480,401	331,237	234,061
Total debt (b)	259,245	233,031	257,158	194,432	120,828
Total stockholders’ equity	219,380	194,568	150,883	99,402	87,204

a)

EBITDA represents earnings before interest expense, depreciation and amortization, minority interest and income taxes as outlined below in tabular format. EBITDA is not a measurement of financial performance under generally accepted accounting principles and does not represent cash flow from operations. Accordingly, do not regard this figure as an alternative to cash flows as a measure of liquidity. We believe that EBITDA provides some indication of Perry Ellis’ ability to satisfy its debt obligations but is not necessarily comparable with similarly titled measures for other companies. See “Statement of Cash Flows” in our consolidated financial statements. The following provides a reconciliation of net income to EBITDA:

Fiscal Year Ended January 31,
In thousands	2006	2005	2004	2003	2002
Net income	$22,682	$20,962	$13,152	$10,797	$6,608
Depreciation & amortization	9,557	6,557	5,043	3,583	6,662
Interest expense	21,930	14,575	16,414	15,795	13,550
Income taxes	12,639	12,207	7,695	6,726	4,040
Minority interest	470	467	214	89	83
Costs of early extinguishment of debt	—	—	7,317	—	—

EBITDA	$67,278	$54,768	$49,835	$36,990	$30,943

b)	Total debt includes balances outstanding under Perry Ellis’ senior credit facility, senior secured notes, senior subordinated notes, real estate mortgages, and lease payable long term.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We began operations in 1967 as Supreme International Corporation and initially focused our efforts on marketing guayabera shirts, and other men’s apparel products targeted at the Hispanic market in Florida and Puerto Rico. Over time we expanded our product line to offer a variety of men’s sport shirts. In 1988, we developed the Natural Issue brand and completed our initial public offering in 1993. In 1996, we began an expansion strategy through the acquisition of brands including the Munsingwear family of brands in 1996, the John Henry and Manhattan brands from Perry Ellis Menswear in 1999 and the Perry Ellis brand in 1999. Following the Perry Ellis acquisition, we changed our name from Supreme International Corporation to Perry Ellis International, Inc. to better reflect the name recognition that the brand provided. In 2002, we acquired the Jantzen brand and in June 2003 we acquired Perry Ellis Menswear, our largest licensee, giving us greater control of the Perry Ellis brand, as well as adding other brands owned by Perry Ellis Menswear. In February 2005, we completed the Tropical acquisition, making us one of the largest supplier’s of bottoms in the United States. In January 2006, we completed the acquisition of primarily all of the worldwide intellectual property of the leading California lifestyle company Gotcha International, including the Gotcha, Girl Star and MCD logo trademarks and the intellectual property license agreements.

We are one of the leading apparel companies in the United States. We control a portfolio of major men’s and women’s brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution through up to 15,000 doors. Our portfolio of highly recognized brands includes Perry Ellis and Perry Ellis Portfolio, which we believe together generate over $1 billion in annual retail sales, Axis, Tricots St. Raphael, Jantzen, John Henry, Cubavera, the Havanera Co., Natural Issue, Munsingwear, Grand Slam, Original Penguin, Mondo Di Marco, Redsand, Pro Player, Manhattan, Savane, Farah, Gotcha, Girl Star and MCD. We also (i) license the Nike brand for swimwear and swimwear accessories, (ii) are the worldwide master licensee for PING golf apparel, and (iii) license the PGA Tour brand for golf apparel.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate incentive market as well as clubs and independent retailers in the United States, Canada and the United Kingdom. Our largest customers include Federated/May Department Stores, Inc., Dillard’s Inc., Wal-Mart Stores, Inc., J.C. Penney Company, Kohl’s Corporation, and Sam’s Wholesale Club. As of April 1, 2006, we also operated 32 retail stores located primarily in upscale retail outlet malls across the United States as well as 3 Original Penguin retail stores located in upscale demographic markets. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through approximately 56 domestic and approximately 101 international license agreements.

Our wholesale business, which is comprised of men’s sportswear and women’s and men’s swimwear and swimwear accessories, accounted for 97% of our total revenues in fiscal 2006, and our licensing business accounted for 3% of our total revenues in fiscal 2006. We have traditionally focused on the men’s sportswear market, which represented approximately 93% of our total wholesale revenues in fiscal 2006, while our women’s and men’s swimwear market represented approximately 7% of our total wholesale revenues in fiscal 2006.

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

On February 26, 2005, we acquired certain domestic operating assets of Tropical Sportswear Int’l Corporation and its subsidiaries and Tropical’s United Kingdom subsidiary. Tropical was a leading designer, marketer and distributor of men’s branded and private label bottoms to all channels of distribution. With the Tropical acquisition, we have become one of the largest suppliers of men’s bottoms in the United States, added significant revenues, further strengthened and balanced our product mix, and added to our portfolio of brands. The Tropical acquisition also provided us with a state-of-the-art distribution facility in Tampa, Florida and a strong platform to expand our existing brands into Europe as a result of the acquired U.K. subsidiary.

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

We believe that our future growth will come as a result of organic growth from our continued emphasis on our existing brands; new and expanded product lines; domestic and international licensing opportunities; international, direct retail and E-commerce opportunities and selective acquisitions and opportunities that fit strategically with our business model. Our future results may be impacted by risks and trends set forth in “Item 1A. Risk Factors” and elsewhere in this report.

Recent Accounting Pronouncements

See Notes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for recent accounting pronouncements.

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in this report is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets and the measurement of retirement related benefits.

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

Accounts Receivable. We maintain an allowance for doubtful accounts receivables and an allowance for estimated trade discounts, co-op advertising, allowances provided to retail customers to flow goods through the retail channel, and losses resulting from the inability of our retail customers to make required payments considering historical and anticipated trends. Management reviews theses allowances and considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimates made by management may also change, which could affect the level of future provisions.

Inventories. Our inventories are valued at the lower of cost or market value. Estimates and judgment are required in determining what items to stock and at what levels, and what items to discontinue and how to value them. We evaluate all of our inventory style-size-color stock keeping units, or SKUs, to determine excess or slow-moving SKUs based on orders on hand and projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net sales value is less than cost, on an individual SKU basis, we write down inventory to reflect the lower value. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold.

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

Deferred Taxes. We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized based on the differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates. A valuation allowance is recorded, if required, to reduce deferred tax assets to that portion which is expected to more likely than not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses. If our estimates and assumptions about future taxable income are not appropriate, the value of our deferred tax asset may not be recoverable and may result in an increase to our valuation allowance that will impact current earnings.

In addition to judgments associated with valuation accounts, our current tax provision can be affected by our mix of income and identification or resolution of uncertain tax positions. Because income from domestic and international sources may be taxed at different rates, the shift in mix during a year or over years can cause the effective tax rate to change. We base our rate during the year on our best estimate of an annual effective rate, and update those estimates quarterly.

Retirement-Related Benefits. The pension obligations related to our defined benefit pension plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate, expected return of plan assets, future compensation increases, and other factors, which are updated on an annual basis. Management is required to consider current market conditions, including changes in interest rates, in making these assumptions. Actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect the recognized pension expense or benefit and our pension obligation in future periods. The fair value of plan assets is based on the performance of the financial markets, particularly the equity markets. Therefore, the market value of the plan assets can change dramatically in a relatively short period of time. Additionally, the measurement of the plan’s benefit obligation is highly sensitive to changes in interest rates. As a result, if the equity market declines and/or interest rates decrease, the plan’s estimated accumulated benefit obligation could exceed the fair value of the plan assets and therefore, we would be required to establish an additional minimum liability, which would result in a reduction in shareholder’s equity for the amount of the shortfall. For fiscal 2006, 2005 and 2004, we did not record an additional minimum pension liability calculated under the provisions of SFAS No. 87.

Our Results of Operations for Fiscal 2006

The following table sets forth, for the periods indicated, selected items in our consolidated statements of income expressed as a percentage of total revenues:

Fiscal Year Ended January 31	2006	2005	2004
Net sales	97.4%	96.5%	95.7%
Royalty income	2.6%	3.5%	4.3%

Total revenues	100.0%	100.0%	100.0%
Cost of sales	69.1%	68.3%	67.0%

Gross profit	30.9%	31.7%	33.0%
Selling, general and administrative expenses	23.0%	23.3%	23.2%
Depreciation and amortization	1.1%	1.0%	1.0%

Operating income	6.8%	7.3%	8.9%
Costs on early extinguishment of debt	0.0%	0.0%	1.4%
Interest expense	2.6%	2.2%	3.2%

Income before minority interest and income taxes	4.2%	5.1%	4.2%
Minority interest	0.0%	0.1%	0.0%
Income tax provision	1.5%	1.9%	1.5%

Net income	2.7%	3.2%	2.6%

The following is a discussion of our results of operations for the fiscal year ended January 31, 2006 (“fiscal 2006”) as compared with the fiscal year ended January 31, 2005 (“fiscal 2005”) and fiscal 2005 compared with the fiscal year ended January 31, 2004 (“fiscal 2004”).

Our Fiscal 2006 Results as compared to our Fiscal 2005 Results

Net sales. Net sales in fiscal 2006 were $827.5 million, an increase of $193.7 million, or 30.6%, from $633.8 million in fiscal 2005. The men’s wholesale business grew by 34.7% or approximately $220.0 million, consisting of organic growth of 2.6%, or approximately $17 million, and 32.1%, or approximately $203.0 million attributed to the Tropical acquisition. This growth was partially offset by the planned reduction in our swimwear business of approximately $27 million.

Royalty income. Royalty income in fiscal 2006 was $21.9 million, a decrease of $0.9 million, or 3.9%, from $22.8 million in fiscal 2005. The decrease in royalty income was principally due to the termination of our Perry Ellis active and women’s wear licenses, partially offset by the addition of new licensing agreements, as well as increased royalty income from existing licenses such as Original Penguin, Pro Player, Farah and Savane. Royalty income is derived from agreements entered into by us with our licensees, which average three years in length. The vast majority of our license agreements require licensees to pay us a royalty based on net sales and require licensees to pay a guaranteed minimum royalty. Approximately 71% of our royalty income was attributable to guaranteed minimum royalties with the balance attributable to royalty income in excess of the guaranteed minimums for fiscal 2006.

Gross profit. Gross profit was $262.5 million in fiscal 2006, an increase of $54.4 million, or 26.1%, from $208.1 million in fiscal 2005. The increase in gross profit was primarily attributed to the increase in the gross profit of the men’s wholesale business in the amount of approximately $56.8 million, offset by a decline in the gross profit dollars in our swimwear business due to lower sales levels and royalty income. As a percentage of total revenue, gross profit margins were 30.9% in fiscal 2006 compared to 31.7% in fiscal 2005. The decline in gross profit margins as a percentage of total revenues is due to a decline in royalty income as a percentage of our total revenues (due to the Tropical acquisition). Wholesale gross profit margins (which exclude the impact of royalty income) were essentially flat at 29.1% in fiscal 2006, compared to 29.2% in fiscal 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses in fiscal 2006 were $195.2 million, an increase of $41.9 million, or 27.3%, from $153.3 million in fiscal 2005. As a percentage of total revenues, selling, general and administrative expenses improved slightly to 23.0% in fiscal 2006 as compared to 23.3% in fiscal 2005, primarily as a result of cost-effective expense management during the year. The increase in selling, general and administrative expenses is primarily attributable to additional expenses incurred by our acquisition of the Tropical business, offset by the results of expense management strategies.

Depreciation and amortization. Depreciation and amortization in fiscal 2006 was $9.6 million, an increase of $3.0 million, or 45.5%, from $6.6 million in fiscal 2005. The increase is due to depreciation expense as a result of the Tropical acquisition in the amount of $0.9 million for fiscal 2006, as well as, the impact of property, equipment and systems purchases during fiscal 2006 and 2005. As of January 31, 2006, we owned approximately $66.6 million of property, plant and equipment as compared to approximately $49.0 million as of January 31, 2005.

Interest expense. Interest expense in fiscal 2006 was $21.9 million, an increase of $7.3 million, or 50.0%, from $14.6 million in fiscal 2005. The overall increase in interest expense is primarily attributable to: (i) increased indebtedness as a result of the Tropical acquisition under our senior credit facility, (ii) the impact of the elimination of the interest rate swaps on our senior subordinated notes, and (iii) the impact of increased Prime and LIBOR rates during fiscal 2006. We ended fiscal 2006 with $40.4 million in borrowings on our senior credit facility compared to a balance of $10.8 million for fiscal 2005.

Income taxes. The income tax provision for fiscal 2006 was $12.6 million, a $0.4 million increase as compared to $12.2 million for fiscal 2005. For fiscal 2006, our effective tax rate was 35.3% as compared to 36.3% in fiscal 2005. The primary decrease in the effective rate was due to a lower tax rate experienced by our international operations.

Net income. Net income in fiscal 2006 was $22.7 million, an increase of $1.7 million, or 8.1%, from $21.0 million in fiscal 2005 as a result of the above-mentioned factors.

Our Fiscal 2005 Results as compared to our Fiscal 2004 Results

Net sales. Net sales in fiscal 2005 were $633.8 million, an increase of $149.6 million, or 30.9%, from $484.2 million in fiscal 2004. The increase in net sales reflects strong organic growth of approximately $70 million from our core wholesale and swimwear businesses as well as approximately $80 million of growth from the Perry Ellis Menswear acquisition, completed in June 2003. Organic sales growth of $70 million was comprised of $53 million, from increased growth in multiple brands in our men’s wholesale business, such as Cubavera, Axist, John Henry, Original Penguin and Mondo di Marco, and a $17 million growth in our swimwear business, such as Jantzen, Nike and Southpoint.

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

Selling, general and administrative expenses. Selling, general and administrative expenses in fiscal 2005 were $153.3 million, an increase of $36.0 million, or 30.7%, from $117.3 million in fiscal 2004. Approximately $25 million of this increase was due to the Perry Ellis Menswear acquisition, with the balance of the growth attributable to costs associated with supporting our strong organic sales growth. As a percentage of total revenues, selling, general and administrative expenses were essentially flat, at 23.3% in fiscal 2005 as compared to 23.2% in fiscal 2004, primarily as a result of cost-effective expense management during the year.

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

Interest expense/Cost of early extinguishment of debt. Interest expense in fiscal 2005 was $14.6 million, a decrease of $1.8 million, or 11.0%, from $16.4 million in fiscal 2004. Additionally, in fiscal 2004, we incurred $7.3 million of costs on early extinguishment of debt associated with the redemption of certain senior subordinated notes that did not reoccur in fiscal 2005. The decrease in interest expense during fiscal 2005 is attributable to (a) lower average borrowings under the senior credit facility during the fiscal year as a result of cash flow from operations and our public offering of 950,000 shares of common stock completed in June 2004 and (b) lower effective interest costs as a result of refinancing of our $100 million 12  1/4% senior subordinated notes, which were partially hedged with derivative hedging transactions, with the $150 million 8 7/8% senior subordinated notes issued in September 2003, which were fully hedged with derivative hedging transactions.

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

Net income. Net income in fiscal 2005 was $21.0 million, an increase of $7.8 million, or 59.4%, from $13.2 million in fiscal 2004 as a result of the above-mentioned factors.

Our Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations, acquisitions and capital expenditures. We believe that as a result of the planned growth in our business, our working capital requirements will increase to accommodate higher accounts receivable and inventories. As of January 31, 2006, our total working capital was $228.6 million as compared to $207.8 million as of January 31, 2005. We believe that our cash flows from operations and borrowings under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs.

Net cash provided by operating activities was $81.0 million in fiscal 2006 as compared to cash provided by operating activities of $23.5 million in fiscal 2005 and $11.3 million used in operations in fiscal 2004. The increase of $57.5 million in the level of cash provided by operating activities in fiscal 2006 as compared to fiscal 2005 is primarily attributable to higher net income, as well as increased accounts payable leverage on inventory purchases, along with strong collections of accounts receivable, including the collection of accounts receivable acquired in the Tropical acquisition. The increase of $34.8 million in the level of cash used in operating activities in fiscal 2005 as compared to fiscal 2004 is primarily attributable to the decrease in inventory, and the increase in accounts payable and accrued expenses, and higher net income.

Net cash used in investing activities was $106.6 million in fiscal 2006, which primarily reflects the acquisition of Tropical, net of cash acquired for $79.9 million, the purchases of property and equipment of $14.5 million and the purchase of additional trademarks of $12.3 million in the Gotcha acquisition. Net cash used in investing activities was $17.8 million in fiscal 2005, which primarily reflects the purchases of property and equipment of $14.0 million and the purchase of additional trademarks of $3.8 million. Net cash used in investing activities was $44.9 million in fiscal 2004, which primarily reflects the cash portion of the acquisition of Perry Ellis Menswear for $34.5 million, net of cash acquired, purchases of property and equipment of $8.7 million and the purchase of the Redsand trademark for $1.8 million. We anticipate capital expenditures during fiscal 2007 to approximate $16 million to $18 million for property, equipment and systems.

Net cash provided by financing activities in fiscal 2006 was $30.1 million, which primarily reflects the net borrowings on our senior credit facility of $29.6 million, proceeds from the exercise of employee stock options of $2.1 million and the payment for the termination of the swap agreement of $1.2 million. Net cash used in financing activities in fiscal 2005 was $1.6 million, which primarily reflects the net payments to our senior credit facility of $23.9 million, net proceeds of $21.1 million from our public offering of 950,000 shares of common stock completed in June 2004 and proceeds from the exercise of employee stock options of $0.9 million. Net cash provided by financing activities in fiscal 2004 was $52.4 million, which primarily reflects the net proceeds from our senior credit facility of $11.8 million, net proceeds from our offering of our 8 7/8% senior subordinated notes of $146.8 million, proceeds from the exercise of employee stock options of $2.1 million, offset by payments to redeem our 12 1/4% senior subordinated notes of $107.3 million, which included a redemption premium, and purchases of treasury stock of $1.0 million.

The Tropical Sportswear Acquisition

On February 26, 2005, we acquired certain domestic operating assets of Tropical and its subsidiaries and Tropical’s United Kingdom subsidiary for $83.4 million. The acquisition was funded from our senior credit facility.

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

Senior Credit Facility

The following is a description of the terms of the senior credit facility with Wachovia Bank, National Association, as amended and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $175 million; (ii) the inventory borrowing limit is $90 million; (iii) the sublimit for letters of credit is up to $60 million; (iv) the amount of letter of credit facilities available outside of the facility is $110 million and (v) the outstanding balance is due at the maturity date of October 1, 2007.

Certain Covenants. The senior credit facility contains certain covenants, which, among other things, requires us to maintain a minimum EBITDA if availability falls below a certain minimum. It may restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We are prohibited from paying cash dividends under these covenants. We are currently in compliance with all of our covenants under the senior credit facility. We could be materially harmed if we violate any covenants as the lenders under the senior credit facility could declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, the lenders could proceed against our assets. In addition, a violation could also constitute a cross-default under the indenture and mortgage, resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

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

Lenders under the senior credit facility had a second priority security interest in our trademark portfolio as of March 2002 and a first priority lien on the rest of our trademarks.

On February 24, 2006, we amended the senior credit facility to allow the borrowing base to be increased in accordance with specific terms noted in the credit facility agreement and to release the lien on the trademarks.

Letter of Credit Facilities

As of January 31, 2006, we maintained seven U.S. dollar letter of credit facilities totaling $170.0 million, one letter of credit facility totaling $3.3 million utilized by our Canadian joint venture, and one letter of credit facility totaling $0.5 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. As of January 31, 2006, there was $120.3 million available under existing letter of credit facilities.

Subsequent to fiscal 2006, a U.S. dollar letter of credit facility totaling $10.0 million was cancelled.

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

The senior secured notes were secured by a first priority security interest granted in our existing portfolio of trademarks and licenses as of March 2002. The senior secured notes were senior secured obligations of ours and ranked pari passu in right of payment with all of our existing and future senior indebtedness. The senior secured notes were effectively senior to all of our unsecured indebtedness to the extent of the value of the assets securing the senior secured notes.

On March 15, 2006, we exercised the call provision of the $57.0 million 9 1/2% senior secured notes. The call provision permitted the notes to be redeemed at a premium of 102.375%, and in connection with this transaction, we expect to incur debt extinguishment costs of approximately $3.0 million during the first quarter of fiscal 2007, including call premium costs, write-off of bond issue costs and costs associated with the termination of derivatives related to the senior secured notes.

Certain Covenants. The indenture governing the senior secured notes contained certain covenants which restricted our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We were prohibited from paying cash dividends under these covenants. We were in compliance with all of the covenants in this indenture.

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

Real Estate Mortgages

In fiscal 2003, we acquired our main administrative office, warehouse and distribution facility in Miami and partially refinanced the acquisition of the facility with an $11.6 million mortgage. The real estate mortgage contains certain covenants. We are currently in compliance with all of our covenants under the real estate mortgage. We could be materially harmed if we violate any covenants because the lender under the real estate mortgage could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indenture relating to our senior subordinated notes resulting in all our of debt obligations becoming immediately due and payable.

In October 2005, we acquired three administrative office units in a building in Beijing, China. The aggregate purchase price was $2.3 million, including closing costs. These purchases were partially financed with three variable interest mortgage loans totaling $1.2 million dollars in the aggregate. The mortgages mature on October 12, 2015. Interest rate is at Prime.

Contractual Obligations and Commercial Contingent Commitments

The following tables illustrate the principal balance of our contractual obligations and commercial contingent commitments as of January 31, 2006 and include the effects of the transactions and amendments discussed above that occurred during the year ended January 31, 2006:

	Payments Due by Period
			(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior subordinated notes payable	$150,000	$—	$—	$—	$150,000

Senior secured notes payable (1)	$57,000	$57,000	$—	$—	$—

Senior credit facility	$40,391	$—	$40,391	$—	$—

Real estate mortgage	$12,565	$229	$11,550	$240	$546

Operating leases	$48,692	$8,956	$22,523	$11,272	$5,941

Royalty minimum guaranties	$1,750	$1,300	$450	$—	$—

Total contractual cash obligations	$306,978	$67,029	$73,546	$10,600	$155,803

		Amount of Contingent Commitment Expiration Per Period
Other Commercial Contingent Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of credit	$49,554	$49,554	$—	$—	$—

Standby letters of credit	$4,219	$4,219	$—		$—

Total commercial commitments	$53,773	$53,773	$—	$—	$—

Total contractual obligations and other commercial contingent commitments	$360,751	$120,802	$73,546	$10,600	$155,803

(1)	The original maturity was in March 2009, however, we exercised the call provision on March 15, 2006.

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

Derivative Financial Instruments

Derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or shareholders’ equity (as a component of comprehensive income), depending on whether the derivative qualifies to be used to hedge changes in fair value or cash flows. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” for further discussion about derivative financial instruments.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our financial position and results of operations as of and for the fiscal year ended January 31, 2006.

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

Derivatives on $57 Million Senior Secured Notes Payable

In conjunction with the fiscal 2003 offering of $57 million of 9 1/2% senior secured notes due March 15, 2009, we entered into interest rate swap and option agreements (the “$57 million Swap Agreement”) for an aggregate notional amount of $57 million in order to minimize the debt servicing costs associated with the 9 1/2% senior secured notes. The $57 million Swap Agreement was scheduled to terminate on March 15, 2009. Under the $57 million Swap Agreement, we were entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 9 1/2% and were obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the three-month LIBOR rate plus 369 basis points for the period through March 15, 2009. The $57 million Swap Agreement had optional call provisions with trigger dates of March 15, 2005, March 15, 2006 and March 15, 2007, which contained premium requirements in the event the call was exercised. In March 2006, we terminated the $57 million Swap Agreement, in connection with the exercise of the call provision of the $57 million of 9 1/2% senior secured notes. The $57 million Swap Agreement was a fair value hedge as it had been designated against the 9 1/2% senior secured notes carrying a fixed rate of interest and converted such notes to variable rate debt. The $57 million Swap Agreement is reflected at fair value in our consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $57 million Swap Agreement recorded on our consolidated balance sheet was $0.5 million and $2.7 million as of January 31, 2006 and 2005, respectively.

In fiscal 2004, we entered into an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. The $57 million Cap Agreement was scheduled to terminate on March 15, 2009. In March 2006, the Company terminated the $57 million Cap Agreement, in connection with the exercise of the call provision of the $57 million of 9 1/2% senior secured notes. The $57 million Cap Agreement capped the interest rate on the senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $50,000 decrease of recorded interest expense on the consolidated statement of income for the fiscal year ended January 31, 2006, and a $300,000 increase of recorded interest expense on the consolidated statement of income for the fiscal year ended January 31, 2005. The fair value of the $57 million Cap Agreement recorded on our consolidated balance sheet was ($0.6) million as of January 31, 2006 and 2005.

In fiscal 2003, we entered into an interest rate floor agreement for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. The $57 million Floor Agreement expired on March 15, 2005.

Derivatives on $150 million Senior Subordinated Notes Payable

In conjunction with the fiscal 2004 offering of $150 million of 8 7/8% senior subordinated notes due September 15, 2013, we entered into interest rate swap agreements (the “$150 million Swap Agreement”) with Merrill Lynch & Co., Inc. (“Merrill”) and Wachovia Bank N. A. (“Wachovia”) each with a notional amount of $75 million for an aggregate notional amount of $150 million in order to manage the overall borrowing costs associated with the new senior subordinated notes. The $150 million Swap Agreement was scheduled to terminate on September 15, 2013. Under the $150 million Swap Agreement, we were entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8 7/8% and were obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the six-month LIBOR rate plus 394 basis points for the period through September 15, 2013.

On April 29, 2005, we terminated the $75 million notional amount swap agreement with Wachovia. In connection with the termination, we paid $495,000. The termination payment was comprised of the fair market value of the swap in the amount of $578,000 less accrued interest of $83,000. The fair value at the termination date will be amortized over the remaining life of the $150 million senior subordinated notes payable.

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

The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations:

Expected Maturity Date

Fiscal Years Ended January 31,

(In Millions)

	Less than 1 yr	1 - 3 yrs			4 - 5 yrs	After 5 yrs		Fair Value
	2007	2008	2009	2010	2011	Thereafter	Total	2005
Long-term Liabilities:
Senior Subordinated Notes Payable	$0.0	$0.0	$0.0	$0.0	$0.0	$150.0	$150.0	$148.5
Fixed Interest Rate	8.88%	8.88%	8.88%	8.88%	8.88%	8.88%	8.88%
Senior Secured Notes Payable	$57.0	$0.0	$0.0	$0.0	$0.0	$0.0	$57.0	$58.4
Fixed Interest Rate	9.50%	N/A	N/A	N/A	N/A	N/A	9.50%
Real Estate Mortgage	$0.2	$0.2	$0.2	$10.8	$0.0	$0.0	$11.4	$11.4
Fixed Interest Rate	7.12%	7.12%	7.12%	7.12%	N/A	N/A	7.12%
Real Estate Mortgage	$0.1	$0.1	$0.1	$0.1	$0.1	$0.6	$1.1	$1.1
Variable Rate (C)	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Senior Credit Facility	$0.0	$49.6	$0.0	$0.0	$0.0	$0.0	$49.6	$49.6
Average Variable Interest Rate (B)	7.25%	7.25%	N/A	N/A	N/A	N/A	7.25%
Interest Rate Derivatives:
$57 Million Swap Agreement	$57.0	$0.0	$0.0	$0.0	$0.0	$0.0	$57.0	$0.5
Average Pay Rate (A)	8.37%	N/A	N/A	N/A	N/A	N/A
Average Receive Rate	9.50%	N/A	N/A	N/A	N/A	N/A

(A)	$57 million swap variable rate is based on 3-month LIBOR rate plus 369 basis points through March 15, 2009. The interest rate cap limits the pay rate on the swap to 10.00%. Average variable rates for all periods are based on the rates in effect on January 31, 2006.

(B)	Senior credit facility has a variable rate of interest of either 1) the published prime lending rate or 2) Eurodollar rate with adjustments of both rates based on meeting certain financial conditions.

(C)	Real estate mortgage has a variable rate of Prime. Average variable rates for all periods are based on the rates in effect on January 31, 2006.

Item 8.	Financial Statements And Supplementary Data

See pages F-1 through F-37 appearing at the end of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2006.

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

Our internal controls are evaluated on an ongoing basis by our internal audit function and by other personnel in our organization. The overall goals of these various evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary, as disclosure and internal controls are intended to be dynamic systems that change (including improvements and corrections) as conditions warrant. Part of this evaluation is to determine whether there were any significant deficiencies or material weaknesses in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. Material weaknesses are particularly serious conditions where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that, subject to the limitations noted above, both our disclosure controls and procedures and our internal controls and procedures were effective as of January 31, 2006 in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls were effective as of January 31, 2006 to provide reasonable assurance that our financial statements were fairly presented in conformity with generally accepted accounting principles.

During the last fiscal quarter, the internal controls of the domestic operations of Tropical Sportswear Int’l Corporation were changed and fully integrated into our current system of internal controls.

Other than the changes noted above there have been no other changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

MANAGEMENT’S REPORT ON INTERNAL CONTROL

April 17, 2006

To the Stockholders of Perry Ellis International, Inc.

Management of Perry Ellis International is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

In accordance with the SEC’s published guidance, the company’s management determined that it would exclude the acquired operations of its United Kingdom subsidiary (“TSI U.K. Acquisition”) from the scope of its assessment of internal control over financial reporting as of January 31, 2006. As of January 31, 2006, the company’s total reported consolidated assets were $570.0 million, of which the TSI U.K. Acquisition accounted for $12.0 million. For the year ended January 31, 2006, the company’s consolidated revenues totaled $849.4 million, of which the TSI U.K. Acquisition accounted for $30.1 million.

Management assessed the effectiveness of the company’s internal control over financial reporting as of January 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of January 31, 2006, the company’s internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perry Ellis International, Inc.

Miami, Florida

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that Perry Ellis International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control, management excluded from their assessment the internal control over financial reporting of Tropical Sportswear International Corporation’s United Kingdom subsidiary (“TSI U.K.”), which was acquired on February 26, 2005 and whose financial statements constitute 2.1 percent of total assets and 3.5 percent of total revenues of the related consolidated financial statement amounts as of and for the year ended January 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at TSI U.K. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2006 of the Company and our report dated April 17, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Miami, Florida

April 17, 2006

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers required by this item is included in our Proxy Statement relating to our 2006 Annual Meeting under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information regarding our audit committee financial expert required by this item is included in our Proxy Statement relating to our 2006 Annual Meeting under the caption “Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is included in our Proxy Statement relating to our 2006 Annual Meeting under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our directors, officers, and employees. The Code of Ethics is posted on our website at www.pery.com. Amendments to, and waivers granted under, our Code of Ethics, if any, will be posted to our website as well.

Item 11.	Executive Compensation

Information required by this item is included in our Proxy Statement related to our 2006 Annual Meeting under the captions “Executive Compensation”, “Summary Compensation Table”, “Option Grants in Last Fiscal year”, “Stock Option Held at End of Fiscal 2006”, “Compensation of Directors”, “Employment Agreements”, and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is included in our Proxy Statement related to our 2006 Annual Meeting under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information for Fiscal 2006” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information required by this item is included in our Proxy Statement related to our 2006 Annual Meeting under the captions “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is included in our Proxy related to our 2006 Annual Meeting Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

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

(3)	Exhibits

Exhibit No	Description of Exhibit

3.1	Registrant’s Amended and Restated Articles of Incorporation (4)

3.2	Registrant’s Amended and Restated Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.6	Indenture dated March 22, 2002 between the Registrant and State Street, as amended (6)

4.8	Pledge and Security Agreement dated March 22, 2002 by and among the Registrant, Jantzen Apparel Corp. and State Street (6)

4.9	Specimen Forms of 91/2% Senior Secured Notes Due March 15, 2009 (6)

4.10	Indenture dated September 22, 2003 between the Registrant and U.S. Bank Trust National Association (12)

4.11	Specimen Forms of 8 7/8% Senior Subordinated Notes Due September 15, 2013 (12)

10.3	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Officers (2)(3)

10.9	1993 Stock Option Plan (1)(2)

10.10	Directors Stock Option Plan (1)(2)

10.20	Profit Sharing Plan (2)(3)

10.36	Incentive Compensation Plan (2)(5)

10.40	Loan and Security Agreement dated as of October 1, 2002 by and among the Registrant, Jantzen, Inc., and Congress Financial Corporation (the “Senior Credit Facility”) (8)

10.44	2002 Stock Option Plan (2)(7)

10.57	Amendment No. 1 dated June 19, 2003 to the Senior Credit Facility (11)

10.58	Amendment No. 2 dated September 22, 2003 to the Senior Credit Facility (12)

10.59	Amendment No. 3 dated December 1, 2003 to the Senior Credit Facility (13)

10.60	Amendment No. 4 dated February 25, 2004 to the Senior Credit Facility (13)

10.62	Form of Stock Option Agreement (2)(14)

10.63	Amendment No. 6 to the Senior Credit Facility (14)

10.64	Employment Agreement dated September 28, 2004 between George Pita and the Registrant (2)(15)

10.65	Asset Purchase Agreement, dated December 16, 2004, by and among the Registrant, Tropical Sportswear Int’l and certain of Tropical’s subsidiaries (16)

10.66	Bidding Procedures Order (17)

10.67	Amendment No. 7 dated February 26, 2005 to the Senior Credit Facility (18)

10.68	Employment Agreement between George Pita and the Registrant (2) (19)

10.69	Employment Agreement between Alberto De Cardenas and the Registrant (2)(19)

10.70	Employment Agreement dated June 7, 2005 between George Feldenkreis and the Registrant (2)(20)

10.71	Employment Agreement dated June 7, 2005 between Oscar Feldenkreis and the Registrant (2)(20)

10.72	2005 Long Term Incentive Compensation Plan, as amended (2)(20)

10.73	2005 Management Incentive Compensation Plan (2)(20)

10.74	Employment Agreement dated as of August 1, 2005 between Paul Rosengard and the Registrant(2)(21)

10.75	Form of Stock Option Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (2)(22)

10.76	Form of Restricted Stock Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (2)(22)

10.77	Perry Ellis International, Inc. Fiscal 2006 Management Incentive Plan (22)

10.78	Amendment No. 5 dated July 1, 2004 to the Senior Credit Facility (23)

10.79	Amendment No. 8 dated September 30, 2005 to the Senior Credit Facility (23)

10.80	Amendment No. 9 dated February 24, 2006 to the Senior Credit Facility (23)

10.81	Business lease dated July 1, 2004 between Holish Enterprises and the Registrant for 8,000 square feet(23)

10.82	Business lease dated July 1, 2004 between George Feldenkreis and the Registrant for 50,000 square feet on warehouse space(23)

10.83	Business lease between George Feldenkreis and the Registrant for 16,000 square feet of office Space(23)

21.1	Subsidiaries of the Registrant (23)

23.1	Consent of Deloitte & Touche LLP, registered public accounting firm regarding financial statements of the Registrant (23)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (23)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (23)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(23)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (23)

(1)	Previously filed as an Exhibit of the same number to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

(2)	Management Contract or Compensation Plan.

(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-96304) and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Proxy Statement for its 1998 Annual Meeting and incorporated herein by reference.

(5)	Previously filed as an Exhibit to the Registrant’s Proxy Statement for its 2000 Annual Meeting and incorporated herein by reference.

(6)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated herein by reference.

(7)	Previously filed as an Annex to the Registrant’s Proxy Statement for its 2002 Annual Meeting and incorporated herein by reference.

(8)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2002, as amended and incorporated herein by reference.

(9)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2003 and incorporated herein by reference.

(10)	Previously filed as an Exhibit to Salant Corporation’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.

(11)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003 and incorporated herein by reference.

(12)	Previously filed as filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No.33-110616) and incorporated herein by reference.

(13)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 and incorporated herein by reference.

(14)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004 and incorporated herein by reference.

(15)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated November 1, 2004 and incorporated herein by reference.

(16)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 16, 2004 and incorporated herein by reference.

(17)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 25, 2005 and incorporated herein by reference.

(18)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 26, 2005 and incorporated herein by reference.

(19)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 and incorporated herein by reference.

(20)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 7, 2005 and incorporated herein by reference.

(21)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated August 17, 2005 and incorporated herein by reference.

(22)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.

(23)	Filed herewith.

(b)	Item 601 Exhibits

The exhibits required by Item 601 of Regulation S-K are set forth in (a) (3) above.

(c)	Financial Statement Schedules

The financial statement schedules required by Regulation S-K are set forth in (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERRY ELLIS INTERNATIONAL, INC.

Dated: April 17, 2006	By:	/s/ GEORGE FELDENKREIS
George Feldenkreis Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ GEORGE FELDENKREIS George Feldenkreis	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 17, 2006

/s/ OSCAR FELDENKREIS Oscar Feldenkreis	President, Chief Operating Officer and Director	April 17, 2006

/s/ GEORGE PITA George Pita	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2006

/s/ RONALD BUCH Ronald Buch	Director	April 17, 2006

/s/ GARY DIX Gary Dix	Director	April 17, 2006

/s/ SALOMON HANONO Salomon Hanono	Director	April 17, 2006

/s/ JOSEPH P. LACHER Joseph P. Lacher	Director	April 17, 2006

/s/ LEONARD MILLER Leonard Miller	Director	April 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perry Ellis International, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of Perry Ellis International, Inc. and subsidiaries (the “Company”) as of January 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perry Ellis International, Inc. and subsidiaries as of January 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 17, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Miami, Florida

April 17, 2006

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31,

(amounts in thousands, except share data)

	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$9,412	$5,398
Accounts receivable, net	152,529	134,918
Inventories, net	126,413	115,321
Deferred income taxes	9,062	12,564
Prepaid income taxes	707	2,354
Other current assets	6,470	7,748

Total current assets	304,593	278,303
Property and equipment, net	66,592	48,978
Intangible assets	183,090	160,885
Deferred income taxes	3,372	10,216
Other assets	12,367	16,578

TOTAL	$570,014	$514,960

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$51,763	$47,492
Accrued expenses	12,147	13,913
Accrued interest payable	6,514	4,800
Current portion - real estate mortgages	229	140
Unearned revenues	1,096	1,036
Other current liabilities	4,294	3,119

Total current liabilities	76,043	70,500
Senior subordinated notes payable, net	148,914	151,518
Senior secured notes payable, net	56,923	58,828
Senior credit facility	40,391	10,771
Real estate mortgages	12,336	11,393
Deferred pension obligation	13,721	15,617
Lease payable long term	452	381

Total long-term liabilities	272,737	248,508

Total liabilities	348,780	319,008

Minority Interest	1,854	1,384

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 9,605,081 shares issued and outstanding as of January 31, 2006 and 9,460,444 shares issued and outstanding as of January 31, 2005	96	95
Additional paid-in-capital	90,084	87,544
Retained earnings	128,979	106,297
Accumulated other comprehensive income	221	632

Total stockholders’ equity	219,380	194,568

TOTAL	$570,014	$514,960

See notes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JANUARY 31,

(amounts in thousands, except per share data)

	2006	2005	2004
Revenues
Net sales	$827,504	$633,774	$484,198
Royalty income	21,910	22,807	21,718

Total revenues	849,414	656,581	505,916
Cost of sales	586,900	448,531	338,781

Gross profit	262,514	208,050	167,135
Operating expenses
Selling, general and administrative expenses	195,236	153,282	117,300
Depreciation and amortization	9,557	6,557	5,043

Total operating expenses	204,793	159,839	122,343

Operating income	57,721	48,211	44,792
Costs on early extinguishment of debt	—	—	7,317
Interest expense	21,930	14,575	16,414

Income before minority interest and income tax provision	35,791	33,636	21,061
Minority interest	470	467	214
Income tax provision	12,639	12,207	7,695

Net income	$22,682	$20,962	$13,152

Net income per share
Basic	$2.38	$2.30	$1.71

Diluted	$2.26	$2.15	$1.59

Weighted average number of shares outstanding
Basic	9,534	9,123	7,683
Diluted	10,033	9,732	8,296

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2006, 2005 and 2004

(amounts in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	ACCUMULATED OTHER COMPRE- HENSIVE INCOME	COMPRE- HENSIVE INCOME	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT
BALANCE, FEBRUARY 1, 2003	6,425,641	$65	$27,199	$—	$(43)		$72,183	$99,404
Exercise of stock options	211,271	2	2,052	—	—		—	2,054
Net income	—	—	—	—	—	$13,152	13,152	13,152
Foreign currency translation adjustment	—	—	—	—	365	365	—	365

Comprehensive income						13,517

Tax benefit for exercise of non-qualified stock options	—	—	1,287	—	—		—	1,287
Issuance of common stock for acquisition	1,833,788	18	35,536	—	—		—	35,554
Purchase of treasury stock	(35,687)	—	—	(933)	—		—	(933)

BALANCE, JANUARY 31, 2004	8,435,013	85	66,074	(933)	322		85,335	150,883
Exercise of stock options	75,431	—	911	—	—		—	911
Tax benefit for exercise of non-qualified stock options	—	—	394	—	—		—	394
Issuance of common stock	950,000	10	21,098	—	—		—	21,108
Net income	—	—	—	—	—	20,962	20,962	20,962
Foreign currency translation adjustment	—	—	—	—	310	310	—	310

Comprehensive income						21,272

Retirement of treasury stock	—	—	(933)	933	—		—	—

BALANCE, JANUARY 31, 2005	9,460,444	95	87,544	—	632		106,297	194,568
Exercise of stock options	144,637	1	2,084	—	—		—	2,085
Tax benefit for exercise of non-qualified stock options	—	—	427	—	—		—	427
Restricted shares issued			29	—	—		—	29
Net income	—	—	—	—	—	22,682	22,682	22,682
Foreign currency translation adjustment	—	—	—	—	(411)	(411)	—	(411)

Comprehensive income						$22,271

BALANCE, JANUARY 31, 2006	9,605,081	$96	$90,084	$—	$221		$128,979	$219,380

See notes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31,

(amounts in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,682	$20,962	$13,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,915	5,781	3,954
Provision for bad debts	565	1,400	1,144
Tax benefit from exercise of stock options	427	394	1,287
Amortization of debt issue cost	928	1,049	1,165
Amortization of bond discount	326	202	325
Deferred income taxes	10,891	10,200	7,605
Restricted shares issued as compensation	29	—	—
Costs on early extinguishment of debt	—	—	7,317
Minority interest	470	467	214
Loss on disposal of property and equipment	106	—	—
Other	—	(117)	245
Changes in operating assets and liabilities (net of effects of acquisition transactions):
Accounts receivable, net	13,293	(20,640)	(23,572)
Inventories	29,423	(4,411)	(14,569)
Other current assets and prepaid income taxes	(373)	1,318	(2,570)
Other assets	(342)	(6,515)	2,912
Accounts payable and accrued expenses	(7,357)	12,144	(11,644)
Accrued interest payable	1,714	1,060	(934)
Other current liabilities and unearned revenues	1,172	180	2,655
Deferred pension obligation	(1,896)	—	—

Net cash provided by (used in) operating activities	80,973	23,474	(11,314)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,460)	(13,971)	(8,673)
Purchase of intangible assets	(12,279)	(3,815)	(1,761)
Payment for acquired businesses, net of cash acquired	(79,902)	—	(34,453)

Net cash used in investing activities	(106,641)	(17,786)	(44,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	270,019	99,950	199,585
Payments on senior credit facility	(240,399)	(123,894)	(187,793)
Payments on termination of swap agreements	(1,210)	—	—
Payments on senior subordinated notes	—	—	(107,317)
Proceeds from senior subordinated notes	—	—	146,813
Payments on real estate mortgage	(168)	(67)	—
Payments on capital leases	(234)	—	—
Purchase of treasury stock	—	—	(933)
Proceeds from exercise of stock options	2,085	911	2,054
Proceeds from new stock issuance	—	21,108	—
Other	—	381	—

Net cash provided by (used in) financing activities	30,093	(1,611)	52,409

Effect of exchange rate changes on cash and cash equivalents	(411)	310	120

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,014	4,387	(3,672)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,398	1,011	4,683

CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,412	$5,398	$1,011

Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$19,890	$13,515	$16,439

Income taxes	$2,566	$847	$552

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Change in fair value of mark-to-market interest rate swap/option	$(4,835)	$699	$(1,987)

Retirement of treasury shares	$—	$933	$—

Issuance of stock for acquisition	$—	$—	$35,555

Financing of building acquisition	$1,200	$—	$—

Accrued purchases of property and equipment	$2,385	$—	$—

See notes to consolidated financial statements.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 2006

1.	General

Perry Ellis International, Inc. and Subsidiaries (the “Company”) is one of the leading apparel companies in the United States and controls a portfolio of major men’s and women’s brands, some of which were established over 100 years ago. The Company designs, sources, markets and licenses products nationally and internationally at multiple price points and across all major levels of retail distribution. The Company’s portfolio of highly recognized brands includes Perry Ellis and Perry Ellis Portfolio, Axis, Tricots St. Raphael, Jantzen, John Henry, Cubavera, the Havanera Co., Natural Issue, Munsingwear, Grand Slam, Original Penguin, Mondo di Marco, Redsand, Pro Player, Manhattan, Savane, Farah, Gotcha, Girl Star, and MCD. The Company also (i) licenses the Nike brand for swimwear and swimwear accessories, (ii) is the worldwide master licensee for PING golf apparel, and (iii) licenses the PGA Tour brand for golf apparel.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of accounts receivable, accounts payable, accrued expenses, and accrued interest payable approximates fair value due to their short-term nature. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate. As of January 31, 2006 and 2005, the fair value of the $150 million senior subordinated notes payable was approximately $148.5 million and $154.5 million, respectively, based on quoted market prices. As of January 31, 2006 and 2005, the fair value of the $57 million senior secured notes payable was approximately $58.4 million and $59.3 million, respectively, based on quoted market prices. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies. See footnotes 13 and 22 for additional disclosure related to the fair value of financial instruments.

INVENTORIES - Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, freight, insurance and commissions to buying agents.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements and capital leases is computed using the straight-line method over the shorter of the lease term or estimated useful lives of the improvements. The useful lives are as follows:

Asset Class	Average Useful Lives in Years
Furniture, fixtures and equipment	3-10
Vehicles	7
Leasehold improvements	4-15
Buildings	39

INTANGIBLE ASSETS - Intangible assets primarily represent costs incurred in connection with the acquisition of brand names and license rights. As of January 31, 2006 and 2005, intangible assets represented one class of indefinite lived assets, trademarks. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” those assets were identified as intangible assets with an indefinite useful life, and accordingly, are not being amortized. The Company assesses the carrying value of intangible assets on an annual basis.

DEFERRED DEBT ISSUE COSTS - Costs incurred in connection with financing have been capitalized and are being amortized on a straight-line basis, which approximates the interest method, over the term of the related debt instrument. Unamortized debt issue costs are included in other assets in the consolidated balance sheet.

LONG-LIVED ASSETS - Management reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning future conditions. There has not been any material impairment to long-lived assets in fiscal 2006, 2005 or 2004.

RETIREMENT-RELATED BENEFITS - The Company accounts for its defined benefit pension plan and its non-pension post retirement benefit plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions”, and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, respectively. These models use an attribution approach that generally spreads the individual events over the service lives of the employees in the plan. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively consistent basis and therefore, the income statement effects of pensions or non-pension postretirement benefit plans are earned in, and should follow, the same pattern.

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

ADVERTISING AND RELATED COSTS - The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $17.2 million, $19.5 million and $15.6 million for the years ended January 31, 2006, 2005 and 2004, respectively, and are included in selling, general and administrative expenses.

COST OF SALES - Cost of sales includes costs to acquire and source, produce inventory for sale, and provisions for inventory shrinkage and obsolescence. These costs include costs of purchased products, inbound freight, custom duties, buying commissions, cargo insurance, customs inspection and licensed product royalty expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling expenses include costs incurred in the selling of merchandise. General and administrative expenses include costs incurred in the administration or general operations of the business. Selling, general and administrative expenses include employee and related costs, advertising, professional fees, distribution, warehouse costs, and other related selling costs.

REVENUE RECOGNITION - Sales are recognized at the time title transfers to the customer, generally upon shipment. Trade allowances and a provision for estimated returns and other allowances are recorded at the time sales are made. Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. A liability for unearned revenue royalty income is recognized when licensees pay contractual obligations before being earned. The Company operates predominantly in North America, with over 93% of its sales in the domestic market. Two customers accounted for approximately 13% and 11%, respectively, of net sales for fiscal 2006. No customer accounted for more than 10% of net sales in fiscal 2005. One customer accounted for approximately 10% of net sales for fiscal 2004. The Company does not believe that concentrations of sales and credit risk represent a material risk of loss with respect to its financial position as of January 31, 2006.

ADVERTISING REIMBURSEMENTS - The majority of the Company’s license agreements require licensees to reimburse the Company for advertising placed on behalf of the licensees based on a percentage of the licensee net sales. The Company records earned advertising reimbursements received from its licensees as a reduction of the related advertising costs in selling, general and administrative expenses. For the fiscal years 2006, 2005 and 2004, the Company has reduced selling, general and administrative expenses by $3.3 million, $3.8 million and $4.9 million of licensee reimbursements, respectively. Unearned advertising reimbursements result when a licensee pays required reimbursements prior to the Company incurring the advertising expense. A current liability is recorded for these unearned advertising reimbursements.

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

The following table sets forth the computation of basic and diluted income per share.

	2006	2005	2004
	(in thousands, except per share data)
Numerator:
Net income	$22,682	$20,962	$13,152
Denominator:
Basic income per share - weighted average shares	9,534	9,123	7,683
Dilutive effect: stock options	499	609	613

Diluted income per share - weighted average shares	10,033	9,732	8,296

Basic income per share	$2.38	$2.30	$1.71

Diluted income per share	$2.26	$2.15	$1.59

Antidilutive effect: stock options (1)	146	151	185

(1)	Represents weighted average of stock options to purchase shares of common stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company has chosen to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. As required by SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the Company has presented certain pro forma and other disclosures related to stock-based compensation plans.

On January 25, 2006, the Company’s Compensation Committee approved the accelerated vesting of certain unvested stock options granted to employees having per share exercise prices equal to or greater than $19.10 (the closing market price on January 25, 2006). Approximately 43,000 options to purchase shares became exercisable immediately as a result of the vesting acceleration. The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would have otherwise recognized in its consolidated statement of income with respect to these accelerated options upon the adoption SFAS No. 123(R), “Share-Based Payment”. The acceleration of the vesting of these options did not result in a charge based on accounting principles generally accepted in the United States. The acceleration did result in the recognition of an additional $547,000, net of the tax effect, in the pro forma disclosures below and the exclusion of such amounts from compensation expense in future years.

The pro forma disclosures required by SFAS No. 148 are presented below. These pro forma effects may not be representative of future stock compensation expense since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and the vesting of certain options was accelerated on January 25, 2006.

	2006	2005	2004
Net income as reported	$22,682	$20,962	$13,152
Add : Total stock based employee compensation expense included in reported net income, net	—	—	—
Deduct : Total stock based employee compensation expense not included in reported net income, net	1,683	937	460

Pro forma net income	$20,999	$20,025	$12,692

Pro forma net income per share:
Basic	$2.20	$2.20	$1.65

Diluted	$2.09	$2.06	$1.53

The fair value of these options was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions for 2006, 2005 and 2004:

	2006	2005	2004
Risk free interest	4.1%	4.2%	4.2%
Dividend Yield	0.0%	0.0%	0.0%
Volatility factors	60.3% - 63.7%	64.9%	65.4%
Weighted-average life (years)	10.0	10.0	10.0

Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in fiscal years 2006, 2005 and 2004 was $14.81, $17.89, and $15.96, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. The Company will adopt SFAS No. 123R on February 1, 2006 using the modified prospective application option. As a result, the compensation cost for the portion of awards granted before January 1, 2006 for which the requisite service has not been rendered and that are outstanding as of February 1, 2006 will be recognized as the remaining requisite service is rendered. In addition, the adoption of SFAS No. 123R will require the Company to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. The Company will also be required to change the amortization period for employees eligible to retire from the period over which the awards vest to the period from the grant date to the date the employee is eligible to retire. The Company estimates that the adoption of SFAS No. 123R will not have a material effect on the results of operations or financial position as it relates to the unvested portion of the options granted prior to the effective date of SFAS No. 123R.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring these items to be recognized as current-period charges. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 151 will not have a material impact on the results of operations or financial position.

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

4.	Accounts Receivable

Accounts receivable consisted of the following as of January 31:

	2006	2005
	(in thousands)
Trade accounts	$146,167	$131,289
Royalties and other receivables	8,911	5,800

Total	155,078	137,089
Less: Allowance for doubtful accounts	(2,549)	(2,171)

Total	$152,529	$134,918

The activity for the allowance for doubtful account is as follows:

	2006	2005	2004
	(in thousands)
Allowance for doubtful accounts
Beginning balance	$2,171	$1,098	$2,076
Provision	565	1,400	1,144
Write-offs net of recoveries	(187)	(327)	(2,122)

Ending balance	$2,549	$2,171	$1,098

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

5.	Inventories

Inventories consisted of the following as of January 31:

	2006	2005
	(in thousands)
Finished goods	$124,016	$113,104
Raw materials and in process	2,397	2,217

Total	$126,413	$115,321

The Company’s inventories are valued at the lower of cost (weighted moving average cost) or market. The Company evaluates all of its inventory stock keeping units (SKUs) to determine excess or slow moving SKUs based on orders on hand and projections of future demand and market conditions. For those units in inventory that are so identified as excess or slow moving, the Company estimates their market value based on current sales trends. If the projected net sales value is less than cost, on an individual SKU basis, the Company provides an allowance to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold.

6.	Property and Equipment

Property and equipment consisted of the following as of January 31:

	2006	2005
	(in thousands)
Furniture, fixture and equipment	$45,483	$34,753
Buildings	22,650	15,330
Vehicles	588	337
Leasehold improvements	14,423	9,306
Land	8,929	6,911

Total	92,073	66,637
Less: accumulated depreciation and amortization	(25,481)	(17,659)

Total	$66,592	$48,978

Depreciation and amortization expense relating to property and equipment amounted to approximately $8.9 million, $5.8 million and $4.0 million for the fiscal years ended January 31, 2006, 2005 and 2004, respectively.

7.	Intangible Assets

During fiscal 2006, the Company completed the acquisition of primarily all of the worldwide intellectual property of the leading California lifestyle company Gotcha International, including the Gotcha, Girl Star and MCD logo trademarks and the intellectual property license agreements for a purchase price of approximately $12 million. In addition, there is a contingent earnout amount of approximately $1 million if the Company achieves certain revenue targets for these acquired brands during fiscal 2011, which if and when paid would be considered additional purchase price.

The remaining increase in intangible assets is attributed to the Tropical Sportswear Int’l Corporation acquisition. See footnote 11 for further information.

8.	Other Assets

Other assets consisted of the fair value of the derivatives, deferred debt issue costs and barter credits as of January 31, 2006 and 2005.

Barter credits are recorded at the fair market value of the assets exchanged, and represent purchasing value for goods and services in established barter markets and amounted to $5.1 million as of January 31, 2006. The Company reviews its trade credits periodically to assess the fair value of carrying amounts.

In fiscal year 2005, the Company recorded a $1 million charge reducing certain inventory with a carrying value of $6.6 million to its net realizable value and exchanged such inventory for barter credits valued by the barter provider in excess of the inventory value. The Company recorded the barter credits as an other asset at the $5.6 million net realizable value of the inventory exchanged.

9.	Accrued Expenses

Accrued expenses consisted of the following as of January 31:

	2006	2005
	(in thousands)
Salaries and commissions	$5,682	$3,814
Royalties	1,085	1,325
Buying commissions	409	2,202
Other	4,971	6,572

Total	$12,147	$13,913

10.	Other Current Liabilities

Other current liabilities consisted of the following as of January 31:

	2006	2005
	(in thousands)
Unearned advertising reimbursements	$620	$739
Other	3,674	2,380

Total	$4,294	$3,119

11.	Tropical Sportswear Int’l Corporation Acquisition

On February 26, 2005, the Company consummated the acquisition (the “Tropical acquisition”) of certain domestic operating assets of Tropical Sportswear Int’l Corporation (“TSI”), as well as the outstanding capital stock of TSI’s United Kingdom subsidiary, pursuant to Section 363 of the U.S. Bankruptcy Code, which is primarily included in the Company’s product segment.

The aggregate purchase price was approximately $83.4 million, which represents the sum of (i) $80.7 million paid in cash, and (ii) estimated acquisition costs of $2.7 million. The original purchase price was $88.5 million, subject to adjustment based on a final valuation of the closing date accounts receivable and inventory purchased by the Company. In July 2005, a settlement was reached on this valuation and approximately $7.8 million was refunded to the Company.

The following table summarizes the revised estimated fair values of the assets acquired and liabilities assumed after the final valuation. Purchase accounting adjustments include fair value adjustments and the allocation of the excess of fair value over purchase price as required under SFAS No. 141, “Business Combinations”:

(in thousands)
Total purchase price
Cash consideration paid	$80,651

Total purchase price	80,651
Total direct merger costs	2,716

Total adjusted purchase price	$83,367

The total allocation of the purchase price is as follows:
Cash	$503
Accounts receivable	31,469
Inventory	40,515
Other current assets	209
Property and equipment	8,592
Trademarks	9,924
Accounts payable	(1,635)
Accrued expenses	(5,842)
Capital leases	(305)
Deferred taxes	(63)

Fair value of net assets acquired	$83,367

12.	Pro Forma Financial Information (Unaudited)

The pro forma financial information presented below, gives effect to the Tropical acquisition, as if it occurred as of the beginning of fiscal 2006 and 2005. For fiscal 2006, the post acquisition results of Tropical’s business are reflected in the Company’s results of operations as of March 1, 2005, and pro forma results for the one month period ended February 28, 2005 are included in the pro forma fiscal 2006 results below. Pro forma fiscal 2005 results for Tropical were derived from TSI’s previously reported results for the twelve months ended December 31, 2004.

	2006	2005
	(in thousands, except per share data)
Total revenues	$868,237	$951,054

Net income	$21,921	$15,728

Net income per share
Basic	$2.30	$1.72

Diluted	$2.18	$1.62

Weighted average outstanding shares:
Basic	9,534	9,123
Diluted	10,033	9,732

13.	Derivative Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

The Company has an interest rate risk management policy with the objective of managing its interest costs. To meet this objective the Company may employ hedging and derivatives strategies to limit the effects of changes in interest rates on its operating income and cash flows, and to lower its overall fixed rate interest cost on its senior subordinated notes and senior secured notes.

The Company does not acquire derivative instruments for any purpose other than to manage interest rate risk. That is, the Company does not speculate using derivative instruments. The Company believes its interest rate risk management policy is generally effective. Nonetheless, the Company’s profitability may be adversely affected during particular periods as a result of changing interest rates. In addition, hedging transactions using derivative instruments involve risks such as counter-party credit risk. The counter-parties to the Company’s arrangements are major financial institutions.

Derivatives on $57 million senior secured notes payable

In conjunction with the fiscal 2003 offering of $57 million of 9 1/2% senior secured notes due March 15, 2009, the Company entered into interest rate swap and option agreements (the “$57 million Swap Agreement”) for an aggregate notional amount of $57 million in order to minimize the debt servicing costs associated with the 9 1/2% senior secured notes. The $57 million Swap Agreement was scheduled to terminate on March 15, 2009. Under the $57 million Swap Agreement, the Company was entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 9 1/2% and was obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the three-month LIBOR rate plus 369 basis points for the period through March 15, 2009. The $57 million Swap Agreement had optional call provisions with trigger dates of March 15, 2005, March 15, 2006 and March 15, 2007, which contained premium requirements in the event the call was exercised. In March 2006, the Company terminated the $57 million Swap Agreement. See footnote 16 to the consolidated financial statements for further information. The $57 million Swap Agreement was a fair value hedge as it had been designated against the 9 1/2% senior secured notes carrying a fixed rate of interest and converted such notes to variable rate debt. The $57 million Swap Agreement is reflected at fair value in the Company’s consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $57 million Swap Agreement recorded on the Company’s consolidated balance sheet was $0.5 million and $2.7 million as of January 31, 2006 and 2005, respectively.

In fiscal 2004, the Company entered into an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. The $57 million Cap Agreement was scheduled to terminate on March 15, 2009. In March 2006, the Company terminated the $57 million Cap Agreement, see footnote 16 to the consolidated financial statements for further information. The $57 million Cap Agreement caped the interest rate on the senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $50,000 decrease of recorded interest expense on the consolidated statement of income for the fiscal year ended January 31, 2006, and a $300,000 increase of recorded interest expense on the consolidated statement of income for the fiscal year ended January 31, 2005 and 2004. The fair value of the $57 million Cap Agreement recorded on the Company’s consolidated balance sheet was ($0.6) million as of January 31, 2006 and 2005.

In fiscal 2003, the Company entered into an interest rate floor agreement (the “$57 million Floor Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. The $57 million Floor Agreement expired on March 15, 2005. Under the $57 million Floor Agreement, the Company was liable for the difference between the three-month LIBOR rate and 1.50% for all rate resets in which the LIBOR was below 1.50%. When the LIBOR was equal to or greater than 1.50%, the Company made no payments under the $57 million Floor Agreement. The $57 million Floor Agreement did not qualify for hedge accounting treatment under SFAS No. 133, resulting in a $100,000 decrease of recorded interest expense on the consolidated statement of income for the fiscal year ended January 31, 2005, and a $100,000 increase of recorded interest expense on the consolidated statement of income for the fiscal year ended January 31, 2004. The $57 million Floor Agreement had no impact on interest expense for the year ended January 31, 2006. The fair value of the $57 million Floor Agreement recorded on the Company’s consolidated balance sheet was ($0.0) as of January 31, 2005.

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

On April 29, 2005, the Company terminated its $75 million notional amount swap agreement with Wachovia. In connection with the termination, the Company paid $495,000. The termination payment was comprised of the fair market value of the swap in the amount of $578,000 less accrued interest of $83,000. The fair value at the termination date will be amortized over the remaining life of the $150 million senior subordinated notes payable.

On May 2, 2005, the Company terminated its $75 million notional amount swap agreement with Merrill. In connection with the termination, the Company paid $540,000. The termination payment was comprised of the fair market value at the termination date of the swap in the amount of $632,000 less accrued interest of $92,000. The fair value at the termination date will be amortized over the remaining life of the $150 million senior subordinated notes payable.

The fair value of the $150 million Swap Agreement recorded on the consolidated balance sheet was $1.5 million as of January 31, 2005.

Other

In August 2001, the Company entered into interest rate swap, option and interest rate cap agreements (the “$40 million Swap Agreement”) for an aggregate notional amount of $40.0 million in order to minimize its debt servicing costs associated with its $100 million of 12 1/4% senior subordinated notes due April 1, 2006. In conjunction with the $40 million Swap Agreement, the Company also entered into an interest rate cap and basis swap that did not qualify for hedge accounting treatment under the SFAS No. 133, resulting in $200,000 increase of recorded interest expense on the consolidated statement of income for the fiscal year ended January 31, 2004. In August 2003, the Company terminated the $40 million Swap Agreement for approximately $1.9 million, as a part of the $100 million senior subordinated notes payable redemption in fiscal 2004.

The Company does not currently have a significant exposure to foreign exchange risk and accordingly, has not entered into any transactions to hedge against those risks. See footnote 2 for policy on foreign currency translation.

14.	Letter of Credit Facilities

As of January 31, 2006, the Company maintained seven U.S. dollar letter of credit facilities totaling $170.0 million, one letter of credit facility totaling $3.3 million utilized by the Canadian joint venture, and one letter of credit facility totaling $0.5 million utilized by the United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on the Company’s assets. As of January 31, 2006, there was $120.0 million available under existing letter of credit facilities.

Amounts outstanding under letter of credit facilities consist of the following as of January 31:

	2006	2005
	(in thousands)
Total letters of credit facilities	$173,796	$93,026
Outstanding letters of credit	(53,773)	(72,210)

Total credit available	$120,023	$20,816

Subsequent to fiscal 2006, a U.S. dollar letter of credit facility totaling $10.0 million was cancelled.

15.	Senior Credit Facility

The following description of the terms of the senior credit facility with Wachovia Bank, National Association, as amended, does not purport to be complete, and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $175 million; (ii) the inventory borrowing limit is $90 million; (iii) the sublimit for letters of credit is up to $60 million, (iv) the amount of letter of credit facilities permitted outside of the facility is $110 million, and (v) the outstanding balance is due at the maturity date of October 1, 2007.

Certain Covenants. The senior credit facility contains certain covenants, which, among other things, requires the Company to maintain a minimum EBITDA if availability falls below a certain minimum. It may restrict the Company’s ability and the ability of the Company’s subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. The Company is prohibited from paying cash dividends under these covenants. The Company is currently in compliance with all of its covenants under the senior credit facility. The Company could be materially harmed if it violates any covenants as the lenders under the senior credit facility could declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If the Company is unable to repay those amounts, the lenders could proceed against its assets. In addition, a violation could also constitute a cross-default under the Company’s indentures and mortgage, resulting in all of its debt obligations becoming immediately due and payable, which it may not be able to satisfy.

Borrowing Base. Borrowings under the senior credit facility are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to the lesser of either (1) the sum of (a) 85.0% of eligible receivables plus (b) 85.0% of its eligible factored accounts receivables up to $50.0 million plus (c) the lesser of (i) the inventory loan limit of $90 million, or (ii) the lesser of (A) 65.0% of eligible finished goods inventory, or (B) 85.0% of the net recovery percentage (as defined in the senior credit facility) of eligible inventory, or (2) the loan limit; and in each case minus (x) 35.0% of the amount of outstanding letters of credit for eligible inventory, (y) the full amount of all other outstanding letters of credit issued pursuant to the senior credit facility which are not fully secured by cash collateral, and (z) licensing reserves for which the Company is the licensee of certain branded products.

Interest. Interest on the principal balance under the senior credit facility accrues, at the Company’s option, at either (a) its bank prime lending rate with adjustments depending upon the Company’s quarterly average excess availability plus excess cash or leverage ratio or (b) 1.60% above the rate quoted by its bank as the average Eurodollar Rate (“Eurodollar”) for 1-, 2-, 3- and 6-month Eurodollar deposits with 20 to 25 basis point adjustments depending upon its quarterly average excess availability plus excess cash and leverage ratio at the time of borrowing.

Security. As security for the indebtedness under the senior credit facility, the Company granted the lenders a first priority security interest in substantially all of its existing and future assets other than its trademark portfolio existing as of March 2002, including, without limitation, accounts receivable, inventory deposit accounts, general intangibles, equipment and capital stock or membership interests, as the case may be, of certain subsidiaries. Lenders under the senior credit facility had a second priority security interest in its trademark portfolio as of March 2002 and a first priority lien on the rest of its trademarks.

On February 24, 2006, the Company amended its senior credit facility to allow the borrowing base to be increased in accordance with specific terms noted in the credit facility agreement and to release the lien on the trademarks.

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

On March 15, 2006, the Company exercised the call provision of the $57.0 million 9 1/2% senior secured notes. The call provision permitted the notes to be redeemed at a premium of 102.375%, and in connection with this transaction, the Company expects to incur debt extinguishment costs of approximately $3.0 million during the first quarter of fiscal 2007, including call premium costs, write-off of bond issue costs and costs associated with the termination of derivatives related to the senior secured notes.

The senior secured notes were secured by a first priority security interest granted in the Company’s existing portfolio of trademarks and licenses as of March 2002. The senior secured notes were senior secured obligations of the Company and ranked pari passu in right of payment with all of its existing and future senior indebtedness. The senior secured notes were effectively senior to all unsecured indebtedness of the Company to the extent of the value of the assets securing the senior secured notes. The senior secured notes were guaranteed by certain subsidiaries of the Company.

Certain Covenants. The indenture governing the senior secured notes contained certain covenants which restricted the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. The Company was prohibited from paying cash dividends under these covenants. The Company is currently in compliance with all of the covenants in this indenture. The Company could be materially harmed if covenants were violated because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which the Company may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, letter of credit facility, real estate mortgage and the indenture relating to the Company’s senior subordinated notes resulting in all of the Company’s debt obligations becoming immediately due and payable, which the Company may not be able to satisfy.

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

Certain Covenants. The indenture governing the senior subordinated notes contains certain covenants which restrict the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. The Company is currently in compliance with all of the covenants in this indenture. The Company is prohibited from paying cash dividends under these covenants. The Company could be materially harmed if it violates any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which the Company may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, the letter of credit facilities, real estate mortgage and the indenture relating to the Company’s senior secured notes resulting in all of the Company’s debt obligations becoming immediately due and payable, which the Company may not be able to satisfy.

18.	Real Estate Mortgages

The Company’s main administrative office, warehouse and distribution facility is a 240,000 square foot facility in Miami, Florida. The facility was partially financed with a $11.6 million real estate mortgage. The real estate mortgage has customary covenants and as of January 31, 2006, the Company is currently in compliance with these covenants. At January 31, 2006, the balance of the real estate mortgage totaled $11.4 million, of which $151,000 was a current liability.

In October 2005, the Company acquired three administrative office units in a building in Beijing, China. The aggregate purchase price was $2.3 million, including closing costs. These purchases were partially financed with three variable interest mortgage loans totaling $1.2 million dollars in the aggregate. The mortgages mature on October 12, 2015. Interest rate is at Prime. Principal and interest, currently in the aggregate amount of $13,779, are due monthly. At January 31, 2006, the balance of the real estate mortgages totaled $1.1 million, of which $78,000 was a current liability.

The maturities of the real estate mortgages are as follows:

Year Ending January 31,

Amount
(in thousands)
2007	$229
2008	258
2009	275
2010	11,014
2011	116
Thereafter	670

Total	$12,565

19.	$100 Million Senior Subordinated Notes Payable

The Company issued $100 million senior subordinated notes in April 1999, the proceeds of which were used to acquire the Perry Ellis, John Henry and Manhattan brands and to pay down the outstanding balance of the senior credit facility. In October 2003, the Company redeemed the $100 million of 12 1/4% senior subordinated notes that were scheduled to mature on April 1, 2006 for approximately $107.3 million, with the proceeds of the $150 million senior subordinated notes payable. This redemption resulted in costs on early extinguishment of debt in the amount of $7.3 million, in fiscal 2004.

20.	Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	2006	2005	2004
	(in thousands)
Domestic	$25,704	$26,538	$19,495
Foreign	10,087	7,098	1,566

Total	$35,791	$33,636	$21,061

The income tax provision consists of the following components for each of the years ended January 31:

	2006	2005	2004
	(in thousands)
Current income taxes:
Federal	$731	$248	$(1,140)
State	(18)	50	117
Foreign	1,035	1,709	1,113

Total current income taxes	1,748	2,007	90

Deferred income taxes:
Federal	9,958	9,040	6,940
State	933	1,160	665

Total deferred income taxes	10,891	10,200	7,605

Total	$12,639	$12,207	$7,695

The following table reconciles the statutory federal income tax rate to the Company’s effective income tax rate for each of the years ended January 31:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase resulting from State income taxes, net of federal income tax benefit	2.6%	2.2%	1.7%
Benefit of graduated rate	-0.8%	-0.8%	-0.9%
Foreign tax rate differential	-4.6%	-1.8%	3.3%
Prior year tax provision adjustments	0.8%	1.3%	-0.1%
Other	2.3%	0.4%	-2.5%

Total	35.3%	36.3%	36.5%

Deferred income taxes are provided for the temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities under SFAS No. 109. The tax effects of temporary differences as of January 31 are as follows:

	2006	2005
	(in thousands)
Deferred tax assets
Inventory	$4,610	$3,961
Accounts receivable	1,503	8,179
Accrued expenses	1,602	1,980
Unearned revenue	209	322
Net operating losses	25,383	25,000
Deferred pension obligation	5,384	5,891
Credits	945	227
Other	510	232

Sub total	40,146	45,792

Deferred tax liabilities
Fixed assets	(1,947)	(1,363)
Intangible assets	(21,105)	(16,662)
Prepaid expenses	(891)	(822)
Other	—	(21)

Sub total	(23,943)	(18,868)

Valuation allowance	(3,769)	(4,144)

Net deferred tax asset	$12,434	$22,780

In connection with the Perry Ellis Menswear acquisition, the Company originally acquired a net deferred tax asset of approximately $53.5 million, net of a $20.3 million valuation allowance. Additionally, the acquisition of Perry Ellis Menswear caused an “ownership change” for federal income tax purposes. As a result, the use of any net operating losses existing at the date of the ownership change to offset future taxable income of the Company is limited by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). As of the acquisition date, Perry Ellis Menswear had available federal net operating losses of approximately $123 million, of which approximately $56 million will expire unutilized as a result of the annual usage limitations under Section 382. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary, as the assets are not expected to be fully realized. Approximately $0.9 million and $27 million of the $123 million net operating losses expired in fiscal 2006 and 2005, respectively. Accordingly, for fiscal 2006 and 2005, the Company has reduced the valuation allowance by approximately $0.4 million and $10 million, respectively. The following table reflects the expiration of the remaining federal net operating losses:

Fiscal Year	(in thousands)
1/31/2006 - 1/31/2010	$18,704
1/31/2011 - 1/31/2015	14,086
1/31/2016 - 1/31/2019	12,872
1/31/2020 - 1/31/2025	19,726

$65,388

Deferred taxes have not been recognized on unremitted earnings of certain of the Company’s foreign subsidiaries based on the “indefinite reversal” criteria of APB Opinion 23. As of January 31, 2006, foreign earnings of approximately $5.7 million have been retained indefinitely by subsidiary companies for reinvestment. No provision is made for income tax that would be payable upon the distribution of earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “AJC Act”) was signed into law. The AJC Act provides for a special one-time dividends received tax deduction of 85 percent of certain foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The AJC Act would require the payment of U.S. tax on the portion of the dividend not subject to the dividends received deduction, even though the Company has U.S. net operating loss carryforwards. The Company has analyzed this provision for both fiscal 2006 and 2005 and has decided not to repatriate any of its foreign subsidiary earnings in accordance with this one-time rule.

The federal and state provisions do not reflect the tax savings resulting from deductions associated with the Company’s stock option plans. These savings were $0.4 million and $0.4 million for the years ended January 31, 2006 and 2005, respectively.

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

The Company has a 401(k) Profit Sharing Plan (the “Plan”) in which eligible employees may participate. Employees are eligible to participate in the Plan upon the attainment of age 21, and completion of three months of service. Participants may elect to contribute up to 60% of their compensation, subject to maximum statutory limits. The Company under the provisions of the Plan, may make discretionary matching contributions equal to a percentage of each participant’s annual compensation. The percentage is determined annually by the Board of Directors. The Company may also elect to make additional profit sharing contributions on behalf of participants in amounts determined by the Board of Directors at the end of the Plan year. The Company’s contributions to the Plan were approximately $997,000, $721,000, and $446,000 for the fiscal years ended January 31, 2006, 2005 and 2004, respectively.

22.	Benefit Plans

The Company sponsors two qualified pension plans as a result of the Perry Ellis Menswear acquisition that occurred in June 2003.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the plan year beginning January 1, 2004, and ending December 31, 2005, and a statement of the funded status as of December 31, 2005. The plans were frozen and merged as of December 31, 2003.

	2006	2005
	(in thousands)
For the fiscal year ending January 31:
Change in benefit obligation
Benefit obligation at beginning of plan year	$54,837	$51,068
Service cost	250	—
Interest cost	2,957	3,103
Plan participants’ contributions	—	—
Actuarial loss (gain)	(910)	3,906
Lump sums plus annuities paid	(6,366)	(3,240)
Amendments	—	—
Effects of acquisitions	—	—
Effects of divestitures	—	—
Curtailments	—	—
Settlements	—	—
Special termination benefits	—	—

Benefit obligation at end of plan year	$50,768	$54,837

Change in plan assets
Fair value of plan assets at beginning of plan year	$42,773	$41,962
Actual return on plan assets	2,486	3,769
Effect of acquisitions	—	—
Effect of divestitures	—	—
Employer contributions	1,505	282
Plan participants’ contributions	—	—
Lump sums plus annuities paid	(6,366)	(3,240)
Settlements	—	—

Fair value of plan assets at end of plan year	$40,398	$42,773

Funded status at end of plan year	$(10,370)	$(12,064)
Unrecognized net transition obligation	—	—
Unrecognized prior service cost	—	—
Unrecognized net actuarial loss (gain)	(3,351)	(3,553)
Adjustment for employer contribution	—	—

Accrued benefit cost as of January 31	$(13,721)	$(15,617)

The following table provides the amounts recognized in the consolidated balance sheet as of January 31:

	2006	2005
	(in thousands)
Prepaid benefit cost	$—	$—
Accrued benefit liability	(13,721)	(15,617)
Intangible asset	—	—
Accumulated other comprehensive income	—	—

Net amount recognized	$(13,721)	$(15,617)

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of the year end of plan year:

	2005	2004
	(in thousands)
Projected benefit obligation	$50,768	$54,837
Accumulated benefit obligation	$50,768	$54,837
Fair value of plan assets	$40,398	$42,773

The following table provides the components of net benefit cost for the plans for the fiscal year ended January 31:

	2006	2005	2004
		(in thousands)
Service cost	$250	$—	$244
Interest cost	2,957	3,103	1,742
Expected return on plan assets	(3,521)	(3,436)	(1,837)
Amortization of transition asset	—	—	—
Amortization of unrecognized net loss (gain)	—	—	—
Amortization of prior service cost	—	—	—
Other	314	319	—
Curtailment (gain) loss	—	—	(1,200)

Net periodic benefit cost	$—	$(14)	$(1,051)

There was no amount included within other comprehensive income arising from a change in the additional minimum pension liability as of December 31, 2005, 2004 and 2003.

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table for the end of plan years ended:

	2005	2004
Discount rate	5.75%	5.75%
Rate of compensation increase	N/A	N/A

The assumptions used in the measurement of the net periodic benefit cost for periods ended December 31 are as follows:

	2005	2004
Discount rate	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	N/A	N/A

The pension plan weighted-average asset allocations at January 31, 2006 and 2005, by asset category, are as follows:

	2006	2005
Asset category:
Equity securities	71.54%	64.25%
Debt securities	19.58%	27.52%
Other	8.88%	8.23%

Total	100.00%	100.00%

The expected future benefit payments are as follows for fiscal years ended January 31:

(in thousands)
2006	$3,213
2007	$3,148
2008	$3,280
2009	$3,377
2010	$3,613
Thereafter	$18,610

23.	Related Party Transactions

The Company leases certain office and warehouse space owned by the Chairman of the Board of Directors and Chief Executive Officer (“Chairman”) under certain lease arrangements. Rent expense, including insurance and taxes, for these leases amounted to approximately $695,000, $654,000 and $428,000 for the years ended January 31, 2006, 2005 and 2004, respectively.

Additionally, the Company reimbursed a Taiwanese entity controlled by the Chairman for costs incurred in rendering services related to merchandising, sourcing, and quality control in the amount of approximately $81,000, $628,000 and $577,000 for the years ended January 31, 2006, 2005 and 2004, respectively. This arrangement was terminated during fiscal 2006.

During the years ended January 31, 2006, 2005 and 2004, the Company was a party to aircraft charter agreements with third parties, who chartered the aircraft from an entity controlled by the Chairman and the Chief Operating Officer. There is no minimum usage requirement, and the charter agreement can be terminated with 60 days notice. The Company paid, under these agreements, to these third parties $688,000, $677,000 and $37,000 for the years ended January 31, 2006, 2005 and 2004, respectively.

The Company is a party to licensing agreements with Isaco International, Inc. (“Isaco”), pursuant to which Isaco was granted the exclusive license to use the Perry Ellis and John Henry brand names in the United States and Puerto Rico to market a line of men’s underwear, hosiery and loungewear. The principal shareholder of Isaco is the father-in-law of the Company’s President and Chief Operating Officer. Royalty income earned from the Isaco license agreements amounted to approximately $2.3 million, $2.3 million and $2.2 million for the years ended January 31, 2006, 2005 and 2004, respectively.

The Company is party to a licensing agreement with Tropi-Tracks LLC (“Tropi-Tracks”), pursuant to which Tropi-Tracks was granted an exclusive license to use the Jantzen brand name in the United States, Canada, and Mexico to market a line of men’s, women’s and junior’s casual and leisure footwear. Salomon Hanono, one of the Company’s directors and the son-in-law of the Chairman, is a member of Tropi-Tracks. Royalty income earned from the Tropi-Tracks license agreement amounted to $90,000, $57,000 and $81,000 for the years ended January 31, 2006, 2005 and 2004, respectively.

The Company is a party to licensing agreements with Superior International (“Superior”), pursuant to which Superior was granted the license to use the Perry Ellis, Cubavera and Mondo di Marco brand names in Latin America, Mexico and the Caribbean to market a line of women’s sportswear. The Company’s President and Chief Operating Officer is a partner in Superior. Royalty income earned from the Superior license agreements amounted to approximately $281,000, $258,000 and $108,000 for the years ended January 31, 2006, 2005 and 2004, respectively

24.	Stock Options, Warrants And Restricted Shares

Stock Options – In 1993, the Company adopted a Stock Option Plan (the “1993 Plan”), which was amended in 1998 and 1999 to increase the number of shares reserved for issuance thereunder. The 1993 Plan authorized the Company to grant stock options (“Option” or “Options”) to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2002, prior to the termination of the 1993 Plan in 2003, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). The 2002 Plan was amended in 2003 to increase the number of shares reserved for issuance thereunder, among other changes. As amended, the 2002 Plan allows the Company to grant Options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2005, the Company adopted the 2005 Long-Term Incentive Compensation Plan (the “2005 Plan”). The 2005 Plan allows the Company to grant Options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock, reduced by any awards outstanding under the 2002 Plan. All Stock Option Plans were designed to serve as an incentive for attracting and retaining qualified and competent employees, directors, consultants, and independent contractors of the Company.

The 2005 Plan provides for the granting of Incentive Stock Options and Nonstatutory Stock Options. An Incentive Stock Option is an option to purchase common stock, which meets the requirements as set forth under Section 422 of the Internal Revenue Code of 1986, as amended (“Section 422”). A Nonstatutory Stock Option is an option to purchase Common Stock, which meets the requirements of the 2005 Plan, but does not meet the definition of an “incentive stock option” under Section 422.

The 2005 Plan is administered by the compensation committee of the Board of Directors (“Committee”), which is comprised of two or more non-employee directors. The Committee determines the participants, the allotment of shares, and the term of the Options. The Committee also determines the exercise price of the Options, provided however, that the per share exercise price of Options granted under the 2005 Plan may not be less than the fair market value of the common stock on the date of grant, and in the case of an incentive stock option granted to a 10% shareholder, the per share exercise price will not be less than 110% of such fair market value.

A summary of the stock option activity for options issued under the 1993 Plan, 2002 Plan and 2005 Plan is as follows for the years ended January 31:

		Option Price Per Share			Options Exercisable
	Number of Shares	Low	High	Weighted	Number of Shares	Weighted Average Exercise Price
Outstanding February 1, 2003	1,488,634	$5.13	$14.85	$10.03	1,260,716	$11.56
Granted 2004	202,500	$14.25	$28.51	$20.96
Exercised 2004	(211,271)	$5.19	$14.85	$9.72
Cancelled 2004	(20,667)	$5.13	$22.96	$16.22

Outstanding January 31, 2004	1,459,196				1,142,680	$12.01
Granted 2005	170,700	$12.08	$27.39	$23.90
Exercised 2005	(75,431)	$6.13	$19.65	$12.10
Cancelled 2005	(47,834)	$7.67	$28.51	$18.88

Outstanding January 31, 2005	1,506,631				1,289,325	$13.42
Granted 2006	134,340	$18.82	$24.51	$21.54
Exercised 2006	(144,637)	$5.19	$23.53	$14.29
Cancelled 2006	(83,119)	$14.25	$27.39	$22.56

Outstanding January 31, 2006	1,413,215				1,285,503	$13.99

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00	-	$9.00	432,166	1.76	$8.48	432,166	$8.48
$9.01	-	$14.00	31,600	4.90	$11.53	29,600	$11.49
$14.01	-	$16.00	625,274	5.22	$14.79	608,424	$14.80
$16.01	-	$20.00	58,335	8.77	$18.93	14,708	$18.58
$20.01	-	$21.99	67,840	8.21	$20.67	52,172	$20.54
$22.00	-	$25.00	198,000	8.51	$24.12	148,433	$24.42

			1,413,215			1,285,503

Restricted Stock – Under the 2005 plan, restricted stock awards shall be granted subject to restrictions on transferability, risk of forfeiture and other restrictions, if any, as the Committee may impose, or as otherwise provided in this 2005 Plan, covering a period of time specified by the Committee. The terms of any restricted stock award granted under the 2005 Plan shall be set forth in a written award agreement which shall contain provisions determined by the Committee and not inconsistent with the 2005 Plan. The restrictions may lapse separately or in combination at such times, under such circumstances (including based on achievement of performance goals and/or future service requirements), in such installments or otherwise, as the Committee may determine at the date of grant or thereafter. Except to the extent restricted under the terms of the 2005 Plan and any award agreement relating to a restricted stock award, a participant granted restricted stock shall have all of the rights of a shareholder, including the right to vote the restricted stock and the right to receive dividends thereon (subject to any mandatory reinvestment or other requirement imposed by the Committee). During the restriction period, the restricted stock may not be sold, transferred, pledged, hypothecated, margined or otherwise encumbered by the participant.

During fiscal 2006, the Company awarded three employees an aggregate of 15,500 shares of restricted shares which vest over a four year period. The total fair value of the restricted shares amounted to approximately $338,000. This amount is being amortized as compensation expense over the vesting period. For the year ended January 31, 2006, total compensation expense recognized in connection with the above awards totaled $29,000.

25.	Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”, the Company’s principal segments are grouped between the generation of revenues from products and royalties. The Licensing segment derives its revenues from royalties associated from the use of its brand names, principally Perry Ellis, Jantzen, John Henry, Manhattan and Munsingwear. The Product segment derives its revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. See footnote 2 for disclosure of major customers.

The Company allocates certain corporate selling general and administrative expenses based primarily on the revenues generated by the segments.

	2006	2005	2004
	(in thousands)
Revenue
Product	$827,504	$633,774	$484,198
Licensing	21,910	22,807	21,718

Total Revenues	$849,414	$656,581	$505,916

Operating Income
Product	$42,709	$33,246	$30,745
Licensing	15,012	14,965	14,047

Total Operating Income	$57,721	$48,211	$44,792

Interest Expense
Product	$10,883	$6,388	$6,578
Licensing	11,047	8,187	9,836

Total Interest Expense	$21,930	$14,575	$16,414

Depreciation and Amortization
Product	$9,031	$6,180	$4,412
Licensing	526	377	631

Total Depreciation and Amortization	$9,557	$6,557	$5,043

Identifiable Assets
Product	$376,702	$363,317	$282,522
Licensing	169,042	139,198	150,398
Corporate	24,270	12,445	47,481

Total Identifiable Assets	$570,014	$514,960	$480,401

26.	Commitments and Contingencies

The Company has licensing agreements, as licensee, for the use of certain branded and designer labels. The license agreements expire on varying dates through March 2009. Total royalty payments under these license agreements amounted to approximately $6.3 million, $7.4 million and $9.0 million for the years ended January 31, 2006, 2005 and 2004, respectively, and were classified as cost of sales. Under certain licensing agreements, the Company has to pay certain guaranteed minimum payments. Future minimum payments under these contracts amount to $1.8 million.

The Company leases a warehouse facility in Miami totaling approximately 8,000 square feet from its Chairman and Chief Executive Officer, to handle the overflow of bulk. The lease is on a month-to-month basis.

The Company leases two warehouse facilities in Miami totaling approximately 66,000 square feet from its Chairman and Chief Executive Officer, to handle the overflow of bulk shipments and the specialty and PING operations. The leases expire in July 2014. The aggregate annual base payment for these leases is approximately $456,000.

The Company leases several locations in New York City totaling approximately 157,000 square feet, with leases expiring from December 2007 to May 2014. These locations are used for offices and showrooms.

The Company leases 36 retail outlet stores comprising approximately 96,000 square feet of selling space.

The Company has a lease agreement for office space used by Perry Ellis’ Jantzen swimwear business in Portland, Oregon. This facility totals approximately 35,947 square feet with a lease that expires in December 2009.

The Company has a lease agreement for office space used by the action sportsbrand business in Irving, California. This facility totals approximately 10,700 square feet with a lease that expires in August 2008.

The Company also leases one location in Dallas, Texas and one location in Los Angeles, California for office space and showrooms. These facility totals approximately 17,000 square feet with leases that expire in June 2007 and April 2010, respectively.

Minimum aggregate annual commitments for the Company’s non-cancelable unrelated operating lease commitments are as follows:

Year Ending January 31,

Amount
(in thousands)
2007	$8,500
2008	8,014
2009	7,181
2010	5,960
2011	5,180
Therafter	10,437

Total	$45,272

Rent expense for these operating leases, including the related party rent payments discussed in footnote 23 amounted to $7.7 million, $7.0 million, and $7.1 million for the years ended January 31, 2006, 2005 and 2004, respectively.

The Company renewed its employment agreement with the Chairman of the Board of Directors and Chief Executive Officer during fiscal 2006. The agreement expires in February 2010. The base salary, which is subject to annual increases, is $900,000 through the remainder of the agreement.

The Company renewed its employment agreement with the President and Chief Operating Officer during fiscal 2006. The agreement expires in February 2010. The base salary, which is subject to annual increases, is $800,000 for the first year and $900,000 through the remainder of the agreement.

The Company is subject to claims and suits in the ordinary course of business. The Company does not believe that the resolution of any pending claims will have a material adverse effect on its financial position, results of operations or cash flows.

27.	Summarized Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Dollars in thousands)
FISCAL YEAR ENDED JANUARY 31, 2006
Net Sales	$220,394	$184,298	$214,665	$208,147	$827,504
Royalty Income	5,206	5,686	5,290	5,728	21,910

Total Revenues	225,600	189,984	219,955	213,875	849,414
Gross Profit	72,927	53,838	70,360	65,389	262,514
Net Income (Loss)	8,891	(2,404)	8,093	8,102	22,682
Net Income (Loss) per share:
Basic	$0.94	($0.25)	$0.85	$0.85	$2.38
Diluted	$0.89	($0.25)	$0.80	$0.81	$2.26
FISCAL YEAR ENDED JANUARY 31, 2005
Net Sales	$192,104	$121,049	$154,716	$165,905	$633,774
Royalty Income	5,315	5,317	5,989	6,186	22,807

Total Revenues	197,419	126,366	160,705	172,091	656,581
Gross Profit	62,803	37,867	52,513	54,867	208,050
Net Income (Loss)	8,205	(2,643)	7,185	8,215	20,962
Net Income(Loss) per share:
Basic	$0.97	($0.29)	$0.76	$0.87	$2.30
Diluted	$0.89	($0.29)	$0.72	$0.83	$2.15
FISCAL YEAR ENDED JANUARY 31, 2004
Net Sales	$101,867	$87,066	$154,955	$140,310	$484,198
Royalty Income	6,411	5,699	4,530	5,078	21,718

Total Revenues	108,278	92,765	159,485	145,388	505,916
Gross Profit	36,733	27,913	51,864	50,625	167,135
Net Income (Loss)	5,628	(2,635)	1,673	8,485	13,152
Net Income(Loss) per share:
Basic	$0.87	($0.36)	$0.20	$1.00	$1.71
Diluted	$0.80	($0.36)	$0.18	$0.93	$1.59

28.	CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

The Company has senior secured notes payable, some of which are guaranteed by certain of the Company’s subsidiaries, (the Guarantors). The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only) the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of January 31, 2006 and January 31, 2005, and for the three years ended January 31, 2006. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior secured notes payable on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 31, 2006

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$6	$3,568	$5,838	$—	$9,412
Accounts receivable, net	1,086	140,575	10,868	—	152,529
Intercompany receivable - Guarantors	34	(49,261)	(3,343)	52,570	—
Intercompany receivable - Non Guarantors	—	27,866	—	(27,866)	—
Inventories, net	—	120,116	6,297	—	126,413
Other current assets	2,471	10,018	1,458	2,292	16,239

Total current assets	3,597	252,882	21,118	26,996	304,593
Property and equipment, net	16,102	46,603	3,887	—	66,592
Intangible assets, net	—	147,151	35,939	—	183,090
Investment in subsidiaries	222,745	9,605	—	(232,350)	—
Other	4,927	13,038	66	(2,292)	15,739

TOTAL	$247,371	$469,279	$61,010	$(207,646)	$570,014

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$13,426	$56,933	$5,684	$—	$76,043
Intercompany payable - Parent	(171,511)	209,781	26,818	(65,088)	—

Total current liabilities	(158,085)	266,714	32,502	(65,088)	76,043

Notes payable and senior credit facility	185,624	71,848	1,092	—	258,564
Other long term liabilities	452	13,581	140	—	14,173

Total long-term liabilities	186,076	85,429	1,232	—	272,737

Total liabilities	27,991	352,143	33,734	(65,088)	348,780

Minority interest	—	—	1,854	—	1,854

Stockholders’ equity	219,380	117,136	25,422	(142,558)	219,380

TOTAL	$247,371	$469,279	$61,010	$(207,646)	$570,014

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 31, 2006

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$797,124	$52,290	$—	$849,414
Gross profit	—	234,224	28,290	—	262,514
Operating income (loss)	(1)	46,292	11,430	—	57,721
Interest, minority interest and income taxes	25	32,964	2,050	—	35,039
Equity in earnings of subsidiaries, net	22,708	—	—	(22,708)	—
Net income	22,682	13,328	9,380	(22,708)	22,682

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 31, 2005

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$642,772	$13,809	$—	$656,581
Gross profit	—	196,679	11,371	—	208,050
Operating income (loss)	(667)	41,158	7,720	—	48,211
Interest, minority interest and income taxes	(252)	24,737	2,764	—	27,249
Equity in earnings of subsidiaries, net	21,377	—	—	(21,377)	—
Net income	20,962	16,421	4,956	(21,377)	20,962

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 31, 2004

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$503,848	$5,097	$(3,029)	$505,916
Gross profit	—	164,783	2,352	—	167,135
Operating income	(140)	44,391	541	—	44,792
Interest, minority interest and income taxes	(52)	31,184	508	—	31,640
Equity in earnings of subsidiaries, net	13,240	—	—	(13,240)	—
Net income	13,152	13,207	33	(13,240)	13,152

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2006

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(72,012)	$136,627	$15,424	$934	$80,973
Net cash provided by (used in) investing activities	(14,499)	(78,760)	(13,385)	3	(106,641)
Net cash provided by (used in) financing activities	87,746	(57,624)	(28)	(1)	30,093
Effect of exchange rate changes on cash and cash equivalents	(411)	(260)	1,196	(936)	(411)
Net increase (decrease) in cash and cash equivalents	824	(17)	3,207	—	4,014
Cash and cash equivalents at beginning of period	(818)	3,585	2,631	—	5,398
Cash and cash equivalents at end of period	6	3,568	5,838	—	9,412

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2005

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(18,131)	$19,394	$21,793	$418	$23,474
Net cash provided by (used in) investing activities	(5,070)	8,608	(21,324)	—	(17,786)
Net cash provided by (used in) financing activities	22,310	(23,921)	—	—	(1,611)
Effect of exchange rate changes on cash and cash equivalents	310	104	314	(418)	310
Net (decrease) increase in cash and cash equivalents	(581)	4,185	783	—	4,387
Cash and cash equivalents at beginning of period	(237)	(600)	1,848	—	1,011
Cash and cash equivalents at end of period	(818)	3,585	2,631	—	5,398

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2004

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(135,703)	$123,855	$534	$—	$(11,314)
Net cash provided by (used in) investing activities	35,378	(80,264)	(1)	—	(44,887)
Net cash provided by (used in) financing activities	100,133	(47,724)	—	—	52,409
Effect of exchange rate changes on cash and cash equivalents	—	—	120	—	120
Net (decrease) increase in cash and cash equivalents	(192)	(4,133)	653	—	(3,672)
Cash and cash equivalents at beginning of period	(45)	3,533	1,195	—	4,683
Cash and cash equivalents at end of period	(237)	(600)	1,848	—	1,011

Exhibit Index

Exhibit No	Description of Exhibit
10.78	Amendment No. 5 dated July 1, 2004 to the Senior Credit Facility

10.79	Amendment No. 8 dated September 30, 2005 to the Senior Credit Facility

10.80	Amendment No. 9 dated February 24, 2006 to the Senior Credit Facility

10.81	Business lease dated July 1, 2004 between Holish Enterprises and the Registrant for 8,000 square feet

10.82	Business lease dated July 1, 2004 between George Feldenkreis and the Registrant for 50,000 square feet on warehouse space

10.83	Business lease between George Feldenkreis and the Registrant for 16,000 square feet of office Space

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002