Form 10-Q
period 2006-04-30
PERRY ELLIS INTERNATIONAL INC
filed 2006-06-09
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock is 9,616,655 (as of June 6, 2006).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of April 30, 2006 and January 31, 2006	1

Condensed Consolidated Statements of Income (Unaudited) for the three months ended April 30, 2006 and 2005	2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended April 30, 2006 and 2005	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	23

Item 4:

Controls and Procedures	23

PART II: OTHER INFORMATION	24

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6:

Exhibits	24

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	April 30, 2006	January 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$5,056	$9,412
Accounts receivable, net	168,802	152,529
Inventories, net	122,863	126,413
Other current assets	15,065	16,239

Total current assets	311,786	304,593
Property and equipment, net	66,183	66,592
Intangible assets, net	183,096	183,090
Other assets	14,689	15,739

TOTAL	$575,754	$570,014

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$42,948	$51,763
Accrued expenses and other liabilities	17,037	16,670
Accrued interest payable	1,778	6,514
Unearned revenues	1,739	1,096

Total current liabilities	63,502	76,043

Senior subordinated notes payable, net	148,955	148,914
Senior secured notes payable, net	—	56,923
Senior credit facility	108,841	40,391
Real estate mortgages	12,303	12,336
Deferred pension obligation	13,721	13,721
Lease payable long term	399	452

Total long-term liabilities	284,219	272,737

Total liabilities	347,721	348,780

Minority Interest	1,853	1,854

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 9,614,405 shares issued and outstanding as of April 30, 2006 and 9,605,081 shares issued and outstanding as of January 31, 2006	96	96
Additional paid-in-capital	90,457	90,084
Retained earnings	134,893	128,979
Accumulated other comprehensive income	734	221

Total stockholders’ equity	226,180	219,380

TOTAL	$575,754	$570,014

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended April 30,
	2006	2005
Revenues:
Net sales	$208,254	$220,394
Royalty income	5,744	5,206

Total revenues	213,998	225,600
Cost of sales	143,549	152,673

Gross profit	70,449	72,927

Operating expenses
Selling, general and administrative expenses	49,821	51,088
Depreciation and amortization	2,685	2,240

Total operating expenses	52,506	53,328

Operating income	17,943	19,599
Costs on early extinguishment of debt	2,963	—
Interest expense	5,895	5,370

Income before minority interest and income taxes	9,085	14,229
Minority interest	(1)	243
Income taxes	3,172	5,095

Net income	$5,914	$8,891

Net income per share
Basic	$0.62	$0.94

Diluted	$0.59	$0.89

Weighted average number of shares outstanding
Basic	9,607	9,465
Diluted	10,097	10,000

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended April 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,914	$8,891
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,535	2,040
Provision for bad debt	10	63
Tax benefit from exercise of stock options	26	114
Amortization of debt issue costs	238	226
Amortization of bond discount	74	50
Deferred income taxes	2,346	2,286
Restricted shares and options issued as compensation	211	—
Costs on early extinguishment of debt	2,963	—
Minority interest	(1)	243
Other	—	(20)
Changes in operating assets and liabilities:
Accounts receivable, net	(16,283)	(10,163)
Inventories, net	3,550	(6,760)
Other current assets	(696)	1,043
Other assets	(227)	166
Accounts payable, accrued expenses and other liabilities	(8,974)	(3,734)
Accrued interest payable	(4,753)	(2,998)
Unearned revenues	643	102

Net cash used in operating activities	(12,424)	(8,451)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,943)	(2,597)
Payment on purchase of intangible assets	(6)	—
Payment for acquired business, net of cash acquired	—	(86,888)

Net cash used in investing activities	(1,949)	(89,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	129,897	166,518
Payments on senior credit facility	(61,447)	(69,377)
Payments on senior secured notes	(58,354)	—
Payments on termination of swap agreements	(616)	—
Payments on real estate mortgage	(59)	(34)
Other financing activities	—	12
Payments on capital leases	(53)	—
Proceeds from exercise of stock options	136	298

Net cash provided by financing activities	9,504	97,417

Effect of exchange rate changes on cash and cash equivalents	513	(119)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,356)	(638)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,412	5,398

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,056	$4,760

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,557	$8,368

Income taxes	$336	$908

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP. These consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2006.

The information presented reflects all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the interim periods. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 will have no impact on the results of operations or the financial position of the Company.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 will have no impact on the results of operations or the financial position of the Company.

3. INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, freight, insurance and commissions to buying agents.

Inventories consisted of the following as of:

	(in thousands)
	April 30, 2006	January 31, 2006
Finished goods	$121,148	$124,016
Raw materials and in process	1,715	2,397

Total	$122,863	$126,413

4. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	(in thousands)
	April 30, 2006	January 31, 2006
Total letter of credit facilities	$163,896	$173,796
Outstanding letters of credit	(28,326)	(53,773)

Total credit available	$135,570	$120,023

5. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $6.1 million and $6.2 million for the three months ended April 30, 2006 and 2005, respectively, and are included in selling, general and administrative expenses.

6. ACCOUNTING FOR STOCK BASED COMPENSATION

In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment,” which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

The Company adopted SFAS No. 123R on February 1, 2006 using the modified prospective application option. As a result, the compensation cost for the portion of awards granted before February 1, 2006 for which the requisite service had not been rendered and that were outstanding as of February 1, 2006 will be recognized as the remaining requisite service is rendered. In addition, the adoption of SFAS No. 123R has required the Company to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. The Company is also required to change the amortization period for employees eligible to retire from the period over which the awards vest to the period from the grant date to the date the employee is eligible to retire.

For the three months ended April 30, 2006, approximately $0.2 million ($0.02 per fully diluted share) and $20,000 in compensation expense has been recognized in general and administrative expenses in the condensed consolidated statement of income related to stock options and restricted stock, respectively. Compensation expense for these awards is based on the fair value at the original grant date. Pro forma information under SFAS No. 123R regarding stock option grants made for periods prior to fiscal 2007 is presented below:

Three Months Ended April 30, 2005
(in thousands, except per share data)
Net income as reported	$8,891
Add : Total stock-based employee compensation expense included in reported net income, net	—
Deduct : Total stock-based employee compensation expense not included in reported net income, net	(258)

Pro forma net income	$8,633

Pro forma net income per share:
Basic	$0.91

Diluted	$0.86

In 1993, the Company adopted the 1993 Stock Option Plan (the “1993 Plan”), which was amended in 1998 and 1999 to increase the number of shares reserved for issuance thereunder. The 1993 Plan authorized the Company to grant stock options (“Option” or “Options”) to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2002, prior to the termination of the 1993 Plan in 2003, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). The 2002 Plan was amended in 2003 to increase the number of shares reserved for issuance thereunder, among other changes. As amended, the 2002 Plan allows the Company to grant Options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2005, the Company adopted the 2005 Long-Term Incentive Compensation Plan (the “2005 Plan”, and collectively with the 1993 Plan and the 2002 Plan, the “Stock Option Plans”). The 2005 Plan allows the Company to grant Options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock, reduced by any awards outstanding under the 2002 Plan. All Stock Option Plans were designed to serve as an incentive for attracting and retaining qualified and competent employees, directors, consultants, and independent contractors of the Company.

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

The 2005 Plan is administered by the compensation committee of the Board of Directors (the “Committee”), which is comprised of two or more non-employee directors. The Committee determines the participants, the allotment of shares, and the term of the Options. The Committee also determines the exercise price of the Options; provided, however that the per share exercise price of Options granted under the 2005 Plan may not be less than the fair market value of the common stock on the date of grant, and in the case of an incentive stock option granted to a 10% shareholder, the per share exercise price will not be less than 110% of such fair market value.

The following table lists the number of shares available under the 1993 Plan, 2002 Plan and 2005 Plan as of April 30, 2006:

	Outstanding Shares Subject to Options	Unvested Restricted Shares	Shares Available for Grant
1993 Stock Option Plan	1,083,550	—	—
2002 Stock Option Plan	217,840	—	—
2005 Stock Option Plan	83,600	15,500	1,183,060

	1,384,990	15,500	1,183,060

Restricted Stock – Under the 2005 Plan, restricted stock awards shall be granted subject to restrictions on transferability, risk of forfeiture and other restrictions, if any, as the Committee may impose, or as otherwise provided in the 2005 Plan, covering a period of time specified by the Committee. The terms of any restricted stock award granted under the 2005 Plan shall be set forth in a written Award Agreement which shall contain provisions determined by the Committee and not inconsistent with the 2005 Plan. The restrictions may lapse separately or in combination at such times, under such circumstances (including based on achievement of performance goals and/or future service requirements), in such installments or otherwise, as the Committee may determine at the date of grant or thereafter. Except to the extent restricted under the terms of the 2005 Plan and any Award Agreement relating to a restricted stock award, a participant granted restricted stock shall have all of the rights of a shareholder, including the right to vote the restricted stock and the right to receive dividends thereon (subject to any mandatory reinvestment or other requirement imposed by the Committee). During the Restriction Period (as defined in the 2005 Plan), the restricted stock may not be sold, transferred, pledged, hypothecated, margined or otherwise encumbered by the participant.

During fiscal 2006, the Company awarded three employees an aggregate of 15,500 shares of restricted stock which vest over a four year period. The total fair value of the restricted shares amounted to approximately $338,000. This amount is being amortized as compensation expense over the vesting period. The fair value of restricted stock grants is estimated on the date of grant and is generally equal to the closing stock price of the Company on the date of grant. No restricted shares were granted during the three months ended April 30, 2006.

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions including: expected volatility based on the historical price of the Company’s common stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on the Company’s history and expectation of dividend payments. The pro forma weighted average fair value of options granted during the three months ended April 30, 2006 was $16.42 per share based on a risk-free interest rate of 4.125%, an expected life of ten years, expected volatility of 62% and no expected dividends.

The following tables summarize the stock-based award activity during the three months ended April 30, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding January 31, 2006	1,413,215	$13.99
Granted 2006	15,600	$22.05
Exercised 2006	(6,325)	$13.65
Cancelled 2006	(37,500)	$22.00

Outstanding April 30, 2006	1,384,990	$14.43	4.60	$11,994
Options Exercisable	1,280,248	$13.94	5.01	$11,714

The aggregate intrinsic value for stock options in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $22.90 as of April 30, 2006. This amount represents the total pre-tax intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date. During the three months ended April 30, 2006, the total intrinsic value of stock options exercised was $73,000.

As of April 30, 2006, the total unrecognized compensation cost related to unvested stock options outstanding under the Stock Option Plans is $0.9 million. That cost is expected to be recognized over a weighted-average period of 4 years. As of April 30, 2006, the total unrecognized compensation cost related to unvested time-based restricted stock was $288,000, which is expected to be recognized over a weighted-average period of 3.9 years.

Additional information regarding options outstanding and exercisable as of April 30, 2006, is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00 - $ 9.00	432,166	1.52	$8.48	432,166	$8.48
$ 9.01 - $ 14.00	30,600	4.75	$11.57	30,600	$11.57
$ 14.01 - $ 16.00	619,450	4.99	$14.78	603,100	$14.80
$ 16.01 - $ 21.00	89,274	8.78	$19.37	53,050	$19.26
$ 21.01 $ 25.00	213,500	8.12	$23.80	161,332	$24.10

	1,384,990			1,280,248

7 NET INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted income per share:

	(in thousands, except per share data) Three Months Ended April 30,
	2006	2005
Numerator:
Net income	$5,914	$8,891
Denominator:
Basic income per share - weighted average shares	9,607	9,465
Dilutive effect: stock options	490	535

Diluted income per share - weighted average shares	10,097	10,000

Basic income per share	$0.62	$0.94

Diluted income per share	$0.59	$0.89

Antidilutive effect: stock options (1)	184	209

(1)	Represents stock options to purchase shares of common stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

8. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and the effect of foreign currency translation. Comprehensive income was $6.4 million and $8.8 million for the three months ended April 30, 2006 and 2005, respectively.

9. SEGMENT INFORMATION

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” our principal business segments are grouped into the generation of revenues from sale of products and royalties from licensing activity. These segments are identified and managed by the Company based on the products and services offered by each. The product segment derives its revenues from the design, importation and distribution of apparel to various retail channels, which include department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate incentive market, as well as clubs and independent retailers in the United States, Puerto Rico and Canada. The licensing segment derives its revenues from royalties associated with the licensing of its trademarks to third parties, principally Perry Ellis®, Jantzen®, John Henry®, Manhattan® and Munsingwear®. Trademark costs have been allocated among the segments where the brands are shared. Shared selling, general and administrative expenses are allocated amongst the segments based upon department utilization rates.

	(in thousands) Three Months Ended April 30,
	2006	2005
Revenues:
Product	$208,254	$220,394
Licensing	5,744	5,206

Total Revenues	$213,998	$225,600

Operating Income:
Product	$15,168	$17,137
Licensing	2,775	2,462

Total Operating Income	$17,943	$19,599

10. PRO FORMA FINANCIAL INFORMATION

The pro forma financial information presented below, gives effect to the acquisition (the “Tropical acquisition”) of certain domestic operating assets of Tropical Sportswear Int’l Corporation (“TSI”), as well as the outstanding capital stock of TSI’s United Kingdom subsidiary, as if it occurred as of the beginning of the first quarter of fiscal 2006. For fiscal 2007 and 2006, the post acquisition results of TSI’s business are reflected in the Company’s results of operations as of March 1, 2005, and pro forma results for the one month period ended February 28, 2005 are included in fiscal 2006 below.

Three Months Ended April 30, 2005
(in thousands, except per share data)
Total revenues	$244,423

Net income	$8,130

Net income per share
Basic	$0.86

Diluted	$0.81

Weighted Average Number of Shares:
Basic	9,465
Diluted	10,000

11. BENEFIT PLANS

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the first quarter of fiscal 2006 and 2005:

	Three Months Ended April 30,
	2006	2005
	(in thousands)
Service cost	$63	$—
Interest cost	739	745
Expected return on plan assets	(880)	(845)
Amortization of net gain	—	—

Net periodic benefit cost	$(78)	$(100)

The Company expects no contributions to the pension plan during fiscal 2007.

12. $57 MILLION SENIOR SECURED NOTES PAYABLE

In March 2002, the Company issued $57.0 million 9 1/2% senior secured notes due March 15, 2009. On March 15, 2006, the Company exercised the call provision of the $57.0 million 9 1/2% senior secured notes. The call provision permitted the notes to be redeemed at a premium of 102.375%, and in connection with this transaction, the Company incurred cost on early extinguishment of debt of approximately $3.0 million during the first quarter of fiscal 2007, including call premium costs, write-off of bond issue costs and costs associated with the termination of derivatives related to the senior secured notes.

13. DERIVATIVES FINANCIAL INSTRUMENTS

The Company had entered into derivative financial instruments in order to manage the overall borrowing costs associated with its senior secured notes.

Derivatives on $57 million senior secured notes payable

The Company had an interest rate swap and option (the “$57 million Swap Agreement”) for an aggregate notional amount of $57 million in order to manage the overall borrowing costs associated with its 9 1/2% senior secured notes. In March 2006, the Company terminated the $57 million Swap Agreement. See footnote 12 to the unaudited condensed consolidated financial statements for further information. The $57 million Swap Agreement was a fair value hedge as it was designated against the 9 1/2% senior secured notes carrying a fixed rate of interest and converted such notes to variable rate debt. The $57 million Swap Agreement was reflected at fair value in the Company’s consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $57 million Swap Agreement recorded on the Company’s condensed consolidated balance sheet was $0.5 million as of January 31, 2006.

The Company also had an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. In March 2006, the Company terminated the $57 million Cap Agreement. See footnote 12 to the unaudited condensed consolidated financial statements for further information. The $57 million Cap Agreement capped the interest rate on the 9 1/2% senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $30,000 and $50,000 decrease of recorded interest expense on the consolidated statement of income for the three months ended April 30, 2006 and 2005, respectively. The fair value of the $57 million Cap Agreement recorded on the Company’s consolidated balance sheet was ($0.6 million) as of January 31, 2006.

Other

The Company does not currently have a significant exposure to foreign exchange risk and accordingly, has not entered into any transactions to hedge against those risks.

14. SUBSEQUENT EVENTS

During June 2006, the Company entered into a loan for $15 million secured by its Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 are due monthly based on a 20 year amortization with the outstanding principal due at maturity. Interest is set at 6.25% for the first five years, at which point it will be reset based on the terms and conditions of the promissory note.

15. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

Perry Ellis International, Inc. and several of its subsidiaries have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. As such, the following consolidating condensed financial statements, which present, in separate columns: Perry Ellis, the guarantors on a combined basis and the non-guarantors on a combined basis are required to be presented. Additional columns present eliminating adjustments and consolidated totals as of April 30, 2006 and January 31, 2006, and for the three months ended April 30, 2006 and 2005. The Company has not presented separate financial statements and other disclosures concerning the combined guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF APRIL 30, 2006

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(7,287)	$6,941	$5,402	$—	$5,056
Accounts receivable, net	952	156,038	11,812	—	168,802
Intercompany receivable - Guarantors	66,032	185,421	694	(252,147)	—
Intercompany receivable - Non Guarantors	—	26,382	6	(26,388)	—
Inventories, net	—	116,172	6,691	—	122,863
Other current assets	2,572	9,059	1,142	2,292	15,065

Total current assets	62,269	500,013	25,747	(276,243)	311,786
Property and equipment, net	15,636	46,662	3,885	—	66,183
Intangible assets, net	—	147,157	35,939	—	183,096
Investment in subsidiaries	228,711	10,015	—	(238,726)	—
Other	4,896	12,026	59	(2,292)	14,689

TOTAL	$311,512	$715,873	$65,630	$(517,261)	$575,754

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other	$6,638	$50,815	$6,049	$—	$63,502
Intercompany payable - Parent	(107,392)	446,712	28,505	(367,825)	—

Total current liabilities	(100,754)	497,527	34,554	(367,825)	63,502

Notes payable and senior credit facility	185,665	83,347	1,087	—	270,099
Other long term liabilities	421	13,559	140	—	14,120

Total long-term liabilities	186,086	96,906	1,227	—	284,219

Total liabilities	85,332	594,433	35,781	(367,825)	347,721

Minority interest	—	—	1,853	—	1,853

Stockholders’ equity	226,180	121,440	27,996	(149,436)	226,180

TOTAL	$311,512	$715,873	$65,630	$(517,261)	$575,754

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF JANUARY 31, 2006

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$6	$3,568	$5,838	$—	$9,412
Accounts receivable, net	1,086	140,575	10,868	—	152,529
Intercompany receivable - Guarantors	34	(49,261)	(3,343)	52,570	—
Intercompany receivable - Non Guarantors	—	27,866	—	(27,866)	—
Inventories, net	—	120,116	6,297	—	126,413
Other current assets	2,471	10,018	1,458	2,292	16,239

Total current assets	3,597	252,882	21,118	26,996	304,593
Property and equipment, net	16,102	46,603	3,887	—	66,592
Intangible assets, net	—	147,151	35,939	—	183,090
Investment in subsidiaries	222,745	9,605	—	(232,350)	—
Other	4,927	13,038	66	(2,292)	15,739

TOTAL	$247,371	$469,279	$61,010	$(207,646)	$570,014

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$13,426	$56,933	$5,684	$—	$76,043
Intercompany payable - Parent	(171,511)	209,781	26,818	(65,088)	—

Total current liabilities	(158,085)	266,714	32,502	(65,088)	76,043

Notes payable and senior credit facility	185,624	71,848	1,092	—	258,564
Other long term liabilities	452	13,581	140	—	14,173

Total long-term liabilities	186,076	85,429	1,232	—	272,737

Total liabilities	27,991	352,143	33,734	(65,088)	348,780

Minority interest	—	—	1,854	—	1,854

Stockholders’ equity	219,380	117,136	25,422	(142,558)	219,380

TOTAL	$247,371	$469,279	$61,010	$(207,646)	$570,014

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2006

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$198,419	$15,579	$—	$213,998
Gross profit	(69)	62,036	8,482	—	70,449
Operating income	(74)	14,978	3,039	—	17,943
Costs on early extinguishment of debt	—	2,963	—	—	2,963
Interest, minority interest and income taxes	(22)	8,109	979	—	9,066
Equity in earnings of subsidiaries, net	5,966	410	—	(6,376)	—
Net income	5,914	4,316	2,060	(6,376)	5,914

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2006

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(7,169)	$(4,967)	$(790)	$502	$(12,424)
Net cash used in investing activities	(742)	(1,069)	(138)	—	(1,949)
Net cash provided by (used in) financing activities	105	9,421	(22)	—	9,504
Effect of exchange rate changes on cash and cash equivalents	513	(12)	514	(502)	513
Net (increase) decrease in cash and cash equivalents	(7,293)	3,373	(436)	—	(4,356)
Cash and cash equivalents at beginning of period	6	3,568	5,838	—	9,412
Cash and cash equivalents at end of period	(7,287)	6,941	5,402	—	5,056

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2005

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$13,557	$(21,587)	$(303)	$(118)	$(8,451)
Net cash (used in) provided by investing activities	(100,437)	10,929	23	—	(89,485)
Net cash provided by financing activities	87,371	10,046	—	—	97,417
Effect of exchange rate changes on cash and cash equivalents	(119)	(41)	(77)	118	(119)
Net decrease (increase) in cash and cash equivalents	372	(653)	(357)	—	(638)
Cash and cash equivalents at beginning of period	(818)	3,585	2,631	—	5,398
Cash and cash equivalents at end of period	(446)	2,932	2,274	—	4,760

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended January 31, 2006.

Forward–Looking Statements

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

Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth in various places in this report. These factors include, but are not limited to:

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2006 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by Accounting Principles Generally Accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas we use judgment in are the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment on long-lived assets which are our trademarks, the carrying value of our deferred tax accounts, and the calculation of our pension obligation.

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

Retirement-Related Benefits. The pension obligations related to our defined benefit pension plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate, expected return of plan assets, future compensation increases, and other factors, which are updated on an annual basis. Management is required to consider current market conditions, including changes in interest rates, in making these assumptions. Actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect the recognized pension expense or benefit and our pension obligation in future periods. The fair value of plan assets is based on the performance of the financial markets, particularly the equity markets. Therefore, the market value of the plan assets can change dramatically in a relatively short period of time. Additionally, the measurement of the plan’s benefit obligation is highly sensitive to changes in interest rates. As a result, if the equity market declines and/or interest rates decrease, the plan’s estimated accumulated benefit obligation could exceed the fair value of the plan assets and therefore, we would be required to establish an additional minimum liability, which would result in a reduction in shareholder’s equity for the amount of the shortfall. For fiscal 2006, we did not record an additional minimum pension liability calculated under the provisions of SFAS No. 87.

Results of Operations

The following is a discussion of the results of operations for the first quarter of the fiscal year ending January 31, 2007 (“fiscal 2007”) compared with the first quarter of the fiscal year ended January 31, 2006 (“fiscal 2006”).

Results of Operations – First Quarter of fiscal 2007 compared with First Quarter of fiscal 2006.

Net sales. Net sales in the first quarter of fiscal 2007 were $208.3 million, a decrease of $12.1 million, or 5.5%, from $220.4 million in the first quarter of fiscal 2006. This decrease was primarily attributed to approximately a $20 million decrease in net sales as a result of our previously announced reductions of private label and branded programs at a national mid-tier chain and the impact of Federated Department Stores door closures due to the May Company merger integration, offset by organic sales growth.

Royalty income. Royalty income for the first quarter of fiscal 2007 was $5.7 million, an increase of $0.5 million, or 9.6%, from $5.2 million for the first quarter of fiscal 2006. The increase was due primarily to the addition of the Gotcha trademarks, as well as an increase in royalty income from the Farah and Savane licenses.

Gross profit. Gross profit was $70.4 million in the first quarter of fiscal 2007, as compared to $72.9 million in the first quarter of fiscal 2006, a decrease of 3.4%. As a percentage of total revenue, gross profit margins were 32.9% in the first quarter of fiscal 2007 as compared to 32.3% in the first quarter of fiscal 2006. The improvement in the gross profit percentage came from improved wholesale margins, as well as the impact of higher royalty income, the successful international launch of one of our brands and the elimination of one of our unprofitable swim licenses.

Wholesale gross profit margins (which exclude the impact of royalty income) were 31.1% in the first quarter of fiscal 2007, as compared to 30.7% in the first quarter of fiscal 2006, with this improvement primarily attributable to improved margin performance across several businesses, including swimwear, Perry Ellis and international.

Selling, general and administrative expenses. Selling, general and administrative expenses during the first quarter of fiscal 2007 were $49.8 million, a decrease of $1.3 million, or 2.5%, from $51.1 million in the first quarter of fiscal 2006. As a percentage of total revenue, selling, general and administrative expenses were 23.3% in the first quarter of fiscal 2007 as compared to 22.6% in the first quarter of fiscal 2006. As a percentage of total revenue, this increase was in line with our anticipated results. The decrease in selling, general and administrative expenses, on a dollar basis, is attributed to efficiencies in distribution and planned reductions in other selling, general and administrative expenses, offset by startup costs incurred related to our expansion in retail and our wholesale expansion of Penguin in Europe. Selling, general and administrative expenses also include approximately $191,000 or $0.02 per fully diluted share, related to stock option compensation expense as a result of the adoption of Statement of Financial Accounting Standards No. 123(R).

Depreciation and amortization. Depreciation and amortization during the first quarter of fiscal 2007 was $2.7 million, an increase of $0.5 million, or 22.7%, from $2.2 million in the first quarter of fiscal 2006. The increase is primarily due an increase in property and equipment purchased during the second half of fiscal 2006.

Interest expense. Interest expense in the first quarter of fiscal 2007 was $5.9 million, an increase of $0.5 million, or 9.2%, from $5.4 million in the first quarter of fiscal 2006. The overall increase in interest expense is primarily attributable to the impact of the elimination of the interest rate swaps on our senior subordinated notes, and the impact of increased prime and LIBOR rates in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006.

Cost on early extinguishment of debt. We incurred debt extinguishment costs of approximately $3.0 million during the first quarter of fiscal 2007, including call premium costs, write-off of bond issue costs and costs associated with the termination of derivatives related to our 9 1/2% senior secured notes on March 15, 2006.

Income taxes. Income taxes in the first quarter of fiscal 2007 were $3.2 million, a $1.9 million decrease as compared to $5.1 million for the first quarter of fiscal 2006. For the first quarter of fiscal 2007, our effective tax rate was 34.9% as compared to 35.8% in the first quarter of fiscal 2006. The primary decrease in the effective tax rate was due to a lower tax rate experienced by our international operations.

Net income. Net income in the first quarter of fiscal 2007 was $5.9 million, a decrease of $3.0 million, or 33.7%, as compared to net income of $8.9 million in the first quarter of fiscal 2006. The decrease in net income was due to the changes described above.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operation, acquisitions and capital expenditures. We believe that as a result of the growth in our business, our working capital requirements will increase. As of April 30, 2006, our total working capital was $248.3 million as compared to $228.6 million as of January 31, 2006. We believe that our cash flows from operations and borrowings under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets which have a net book value of $29 million at April 30, 2006, have a substantially higher market value of approximately $50 million. These real estate assets provide us with additional capital resources. Additional borrowings against these real estate assets are subject to certain loan to value criteria established by lending institutions. As of April 30, 2006, two of these properties were mortgaged for a total of $12.3 million. Subsequently, in June 2006, we obtained an additional $15 million mortgage on our Tampa facility. The proceeds from this mortgage will be used primarily for working capital requirements and to pay down our senior credit facility.

Net cash used in operating activities was $12.4 million in the first quarter of fiscal 2007 as compared to $8.5 million in the first quarter of fiscal 2006. The increase of $3.9 million in the level of cash used in operating activities in the first quarter of 2007 as compared to the first quarter of 2006 is primarily attributable to an increase in accounts receivable, a reduction of our accounts payable, accrued expenses, and accrued interest payable offset by the decrease in inventory.

Net cash used in investing activities was $1.9 million in the first quarter of fiscal 2007, which reflects additions to property and equipment.

Net cash provided by financing activities in the first quarter of fiscal 2007 was $9.5 million, which primarily reflects the net proceeds from our senior credit facility of $68.4 million, used primarily for the payments of $58.4 million and $0.6 million on our senior secured notes and termination of swap agreements, respectively.

Senior Credit Facility

On February 24, 2006, we amended the senior credit facility to allow the borrowing base to be increased in accordance with specific terms noted in the credit facility agreement and to release any liens on trademarks.

The following is a description of the terms of the senior credit facility with Wachovia Bank, National Association, as amended and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $175 million; (ii) the inventory borrowing limit is $90 million; (iii) the sublimit for letters of credit is up to $60 million; (iv) the amount of letter of credit facilities available outside of the facility is $100 million and (v) the outstanding balance is due at the maturity date of October 1, 2007.

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

Security. As security for the indebtedness under the senior credit facility, we granted the lenders a first priority security interest in substantially all of our existing and future assets other than our trademark portfolio, including, without limitation, accounts receivable, inventory deposit accounts, general intangibles, equipment and capital stock or membership interests, as the case may be, of certain subsidiaries.

Letter of Credit Facilities

As of April 30, 2006, we maintained six U.S. dollar letter of credit facilities totaling $160.0 million, one letter of credit facility totaling $3.3 million utilized by our Canadian joint venture, and one letter of credit facility totaling $0.5 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. As of April 30, 2006, there was $135.6 million available under existing letter of credit facilities.

$57 Million Senior Secured Notes Payable

In March 2002, we issued $57.0 million 9 1/2% senior secured notes due March 15, 2009. On March 15, 2006, we exercised the call provision of the $57.0 million 9 1/2% senior secured notes. The call provision permitted the notes to be redeemed at a premium of 102.375%, and in connection with this transaction, we incurred costs on early extinguishment of debt of approximately $3.0 million during the first quarter of fiscal 2007, including call premium costs, write-off of bond issue costs and costs associated with the termination of derivatives related to the senior secured notes.

$150 Million Senior Subordinated Notes Payable

In fiscal 2004, we issued $150 million 8 7/8% senior subordinated notes due September 15, 2013. The proceeds of this offering were used to redeem previously issued $100 million 12 1/4% senior subordinated notes and to pay down the outstanding balance of the senior credit facility at that time. The proceeds to us were $146.8 million yielding an effective interest rate of 9.1%.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three months ended April 30, 2006.

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

Derivatives on $57 million senior secured notes payable

We had an interest rate swap and option (the “$57 million Swap Agreement”) for an aggregate notional amount of $57 million in order to manage the overall borrowing costs associated with our 9 1/2% senior secured notes. In March 2006, we terminated the $57 million Swap Agreement. See footnote 12 to the condensed consolidated financial statements for further information. The $57 million Swap Agreement was a fair value hedge as it was designated against the 9 1/2% senior secured notes carrying a fixed rate of interest and converted such notes to variable rate debt. The $57 million Swap Agreement was reflected at fair value in our consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $57 million Swap Agreement recorded on our condensed consolidated balance sheet was $0.5 million as of January 31, 2006.

We also had an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. In March 2006, we terminated the $57 million Cap Agreement. See footnote 12 to the condensed consolidated financial statements for further information. The $57 million Cap Agreement capped the interest rate on the senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $30,000 and $50,000 decrease of recorded interest expense on the consolidated statement of income for the three months ended April 30, 2006 and 2005, respectively. The fair value of the $57 million Cap Agreement recorded on our condensed consolidated balance sheet was ($586,000) as of January 31, 2006.

Other

Our current exposure to foreign exchange risk is not significant and accordingly, we have not entered into any transactions to hedge against those risks.

Item 4: Controls and Procedures

As of the end of the period covered by this Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between February 2006 and April 2006, we granted stock options to three employees to purchase an aggregate of 15,600 shares of our common stock at exercise prices ranging between $20.65 and $22.63 per share. These options were all granted at the fair market value of our common stock on the date of grant, vest over a period of between four and five years and expire 10 years after the date of issuance. The grants of these options were made in private transactions, without registration, pursuant to the exemption from registration provided by Section (4)(2) of the Securities Act of 1933, as amended.

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

Perry Ellis International, Inc.

Date: June 9, 2006	By:	/S/ GEORGE PITA
George Pita, Chief Financial Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.