Form 10-Q
period 2006-07-31
PERRY ELLIS INTERNATIONAL INC
filed 2006-09-08
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2006

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

The number of shares outstanding of the registrant’s common stock is 9,679,614 (as of September 7, 2006).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of July 31, 2006 and January 31, 2006	1

Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended July 31, 2006 and 2005	2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended July 31, 2006 and 2005	3

Notes to Unaudited Consolidated Financial Statements	4

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	24

Item 4:

Controls and Procedures	25

PART II: OTHER INFORMATION	26

Item 4:

Submission of Matters to a Vote of Security Holders	26

Item 6:

Exhibits	27

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	July 31, 2006	January 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$7,222	$9,412
Accounts receivable, net	106,298	152,529
Inventories, net	116,298	126,413
Other current assets	20,154	16,239

Total current assets	249,972	304,593

Property and equipment, net	68,987	66,592
Intangible assets, net	183,096	183,090
Other assets	13,055	15,739

TOTAL	$515,110	$570,014

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,387	$51,763
Accrued expenses and other liabilities	18,007	16,670
Accrued interest payable	5,182	6,514
Unearned revenues	1,459	1,096

Total current liabilities	64,035	76,043

Senior subordinated notes payable, net	148,996	148,914
Senior secured notes payable, net	—	56,923
Senior credit facility	34,000	40,391
Real estate mortgages	26,791	12,336
Deferred pension obligation	13,721	13,721
Lease payable long term	347	452

Total long-term liabilities	223,855	272,737

Total liabilities	287,890	348,780

Minority Interest	1,998	1,854

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 9,677,563 shares issued and outstanding as of July 31, 2006 and 9,605,081 shares issued and outstanding as of January 31, 2006	97	96
Additional paid-in-capital	91,945	90,084
Retained earnings	132,436	128,979
Accumulated other comprehensive income	744	221

Total stockholders’ equity	225,222	219,380

TOTAL	$515,110	$570,014

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Revenues
Net sales	$165,699	$184,298	$373,953	$404,692
Royalty income	5,323	5,686	11,067	10,892

Total revenues	171,022	189,984	385,020	415,584
Cost of sales	117,176	136,146	260,725	288,819

Gross profit	53,846	53,838	124,295	126,765
Operating expenses
Selling, general and administrative expenses	49,947	50,017	99,768	101,106
Depreciation and amortization	2,765	2,223	5,450	4,463

Total operating expenses	52,712	52,240	105,218	105,569

Operating income	1,134	1,598	19,077	21,196
Costs on early extinguishment of debt	—	—	2,963	—
Interest expense	4,755	5,411	10,650	10,781

(Loss) income before minority interest and income taxes	(3,621)	(3,813)	5,464	10,415
Minority interest	145	125	144	368
Income tax (benefit) provision	(1,309)	(1,534)	1,863	3,560

Net (loss) income	$(2,457)	$(2,404)	$3,457	$6,487

Net (loss) income per share
Basic	$(0.25)	$(0.25)	$0.36	$0.68

Diluted	$(0.25)	$(0.25)	$0.34	$0.65

Weighted average number of shares outstanding
Basic	9,636	9,512	9,622	9,489
Diluted	9,636	9,512	10,146	10,013

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended July 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,457	$6,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,173	4,132
Provision for bad debt	55	500
Tax benefit from exercise of stock options	205	323
Amortization of debt issue costs	455	452
Amortization of discounts	117	142
Deferred income taxes	549	3,101
Restricted shares and options issued as compensation	425	—
Costs on early extinguishment of debt	2,963	—
Minority interest	144	368
Loss on disposal of assets	—	170
Changes in operating assets and liabilities:
Accounts receivable, net	46,176	43,911
Inventories, net	10,115	(11,801)
Other current assets	(2,842)	(2,593)
Other assets	43	158
Accounts payable, accrued expenses and other liabilities	(13,373)	(5,742)
Accrued interest payable	(1,349)	1,514
Unearned revenues	363	(7)

Net cash provided by operating activities	52,676	41,115

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,823)	(6,617)
Payment on purchase of intangible assets	(6)	—
Payment for acquired business, net of cash acquired	—	(79,823)

Net cash used in investing activities	(5,829)	(86,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	155,454	191,428
Payments on senior credit facility	(161,845)	(140,610)
Payments on senior secured notes	(58,354)	—
Payments on termination of swap agreements	(616)	(1,210)
Payments on real estate mortgages	(109)	(68)
Borrowings on real estate mortgage	14,783	—
Payments on capital leases	(105)	(73)
Proceeds from exercise of stock options	1,232	1,114

Net cash (used in) provided by financing activities	(49,560)	50,581

Effect of exchange rate changes on cash and cash equivalents	523	(835)

NET (DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	(2,190)	4,421
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,412	5,398

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,222	$9,819

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$11,867	$9,125

Income taxes	$604	$1,592

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Accrued purchase of property and equipment	$1,745	$—

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments -an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 will have no impact on the results of operations or the financial position of the Company.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact, if any, from the adoption of FIN 48.

3. INVENTORIES

Inventories are stated at the lower of cost (weighted average cost) or market. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, freight, insurance and commissions to buying agents.

Inventories consisted of the following as of:

	(in thousands)
	July 31, 2006	January 31, 2006
Finished goods	$114,115	$124,016
Raw materials and in process	2,183	2,397

Total	$116,298	$126,413

4. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	(in thousands)
	July 31, 2006	January 31, 2006
Total letter of credit facilities	$163,878	$173,796
Outstanding letters of credit	(55,753)	(53,773)

Total credit available	$108,125	$120,023

5. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $4.3 million and $3.5 million for the three months ended July 31, 2006 and 2005, respectively, and $10.4 million and $9.7 million for the six months ended July 31, 2006 and 2005, respectively, and are included in selling, general and administrative expenses.

6. ACCOUNTING FOR STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

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

For the three months ended July 31, 2006, approximately $0.2 million ($0.02 per fully diluted share) and $26,800 in compensation expense has been recognized in general and administrative expenses in the condensed consolidated statement of operations related to stock options and restricted stock, respectively. For the six months ended July 31, 2006, approximately $0.4 million ($0.04 per fully diluted share) and $46,800 in compensation expense has been recognized in general and administrative expenses in the condensed consolidated statements of operations related to stock options and restricted stock, respectively. Compensation expense for these awards is based on the fair value at the original grant date. Pro forma information under SFAS No. 123R regarding stock option grants made for periods prior to fiscal 2007 is presented below:

	(in thousands, except per share data)
	Three Months Ended July 31, 2005	Six Months Ended July 31, 2005
Net (loss) income as reported	$(2,404)	$6,487
Add : Total stock based employee compensation expense included in reported net income	—	—
Deduct : Total stock based employee compensation expense not included in reported net income	277	535

Pro forma net (loss) income	$(2,681)	$5,952

Pro forma net (loss) income per share:
Basic	$(0.28)	$0.63

Diluted	$(0.28)	$0.59

Weighted Average Number of Shares Outstanding
Basic	9,512	9,489
Diluted	9,512	10,013

In 1993, the Company adopted the 1993 Stock Option Plan (the “1993 Plan”), which was amended in 1998 and 1999 to increase the number of shares reserved for issuance thereunder. As amended, the 1993 Plan authorized the Company to grant stock options (“Option” or “Options”) to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2002, prior to the termination of the 1993 Plan in 2003, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). The 2002 Plan was amended in 2003 to increase the number of shares reserved for issuance thereunder, among other changes. As amended, the 2002 Plan allows the Company to grant Options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2005, the Company adopted the 2005 Long-Term Incentive Compensation Plan (the “2005 Plan”, and collectively with the 1993 Plan and the 2002 Plan, the “Stock Option Plans”). The 2005 Plan allows the Company to grant Options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock, reduced by any awards outstanding under the 2002 Plan. All Stock Option Plans were designed to serve as an incentive for attracting and retaining qualified and competent employees, directors, consultants, and independent contractors of the Company.

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

The following table lists information regarding shares under the 1993 Plan, 2002 Plan and 2005 Plan as of July 31, 2006:

	Shares Underlying Outstanding Options	Unvested Restricted Shares	Shares Available for Grant
1993 Stock Option Plan	1,058,716	—	—
2002 Stock Option Plan	182,840	—	—
2005 Stock Option Plan	102,800	21,500	1,192,860

	1,344,356	21,500	1,192,860

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

During fiscal 2007, the Company awarded one employee 5,000 shares of restricted stock, which vest over a five year period. The total fair value of the restricted shares amounted to approximately $130,000. During fiscal 2006, the Company awarded four employees an aggregate of 16,500 shares of restricted stock, which vest over a four year period. The total fair value of the restricted shares amounted to approximately $358,000. These amounts are being amortized as compensation expense over the vesting period. The fair value of restricted stock grants is estimated on the date of grant and is generally equal to the closing stock price of the Company on the date of grant.

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions including: expected volatility based on the historical price of the Company’s common stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on the Company’s history and expectation of dividend payments. The pro forma weighted average fair value of options granted during the six months ended July 31, 2006 was $16.29 per share based on a risk-free interest rate of 4.5%, an expected life of ten years, expected volatility of 58.7% and no expected dividends.

The following tables summarize the stock-based award activity during the six months ended July 31, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding January 31, 2006	1,413,215	$13.99
Granted 2006	43,373	$22.58
Exercised 2006	(72,482)	$16.65
Cancelled 2006	(39,750)	$21.80

Outstanding July 31, 2006	1,344,356	$14.40	4.36	$15,388
Options Exercisable	1,241,914	$13.90	4.72	$14,851

The aggregate intrinsic value for stock options in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $25.86 as of July 31, 2006. This amount represents the total pre-tax intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date. During the six months ended July 31, 2006, the total intrinsic value of stock options exercised was $560,000.

As of July 31, 2006, the total unrecognized compensation cost related to unvested stock options outstanding under the Stock Option Plans is $1.2 million. That cost is expected to be recognized over a weighted-average period of 3.5 years. As of July 31, 2006, the total unrecognized compensation cost related to unvested time-based restricted stock was $401,000, which is expected to be recognized over a weighted-average period of 3.5 years.

Additional information regarding options outstanding and exercisable as of July 31, 2006, is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00 - $ 9.00	429,666	1.25	$8.49	429,666	$8.49
$ 9.01 - $ 14.00	23,600	4.35	$11.59	23,600	$11.59
$ 14.01 - $ 16.00	600,450	4.68	$14.80	584,600	$14.81
$ 16.01 - $ 23.00	129,640	8.55	$20.27	74,548	$20.13
$ 23.01 - $ 26.00	161,000	8.06	$24.47	129,500	$24.56

	1,344,356			1,241,914

7. NET (LOSS) INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted net (loss) income per share:

	(in thousands, except per share data)
	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Numerator:
Net (loss) income	$(2,457)	$(2,404)	$3,457	$6,487

Denominator:
Basic weighted average shares	9,636	9,512	9,622	9,489
Dilutive effect: stock options	—	—	524	524

Diluted weighted average shares	9,636	9,512	10,146	10,013

Basic (loss) income per share	$(0.25)	$(0.25)	$0.36	$0.68

Diluted (loss) income per share	$(0.25)	$(0.25)	$0.34	$0.65

Antidilutive effect: stock options (1)	1,366	1,422	145	202

(1)	Represents stock options to purchase shares of common stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

8. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is comprised of net operating results and the effect of foreign currency translation reflected in stockholders’ equity. Comprehensive (loss) income was ($2.4) million and ($3.1) million for the three months ended July 31, 2006 and 2005, respectively and $4.0 million and $5.7 million for the six months ended July 31, 2006 and 2005, respectively.

9. SEGMENT INFORMATION

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” our principal business segments are grouped into the generation of revenues from sale of products and royalties from licensing activity. These segments are identified and managed by the Company based on the products and services offered by each. The product segment derives its revenues from the design, importation and distribution of apparel to various retail channels, which include department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate incentive market, as well as clubs, and independent retailers in the United States, Puerto Rico and Canada. The licensing segment derives its revenues from royalties associated with the licensing of its trademarks to third parties, principally Perry Ellis®, Jantzen®, John Henry®, Manhattan®, and Munsingwear®. Trademark costs have been allocated among the segments where the brands are shared. Shared selling, general and administrative expenses are allocated amongst the segments based upon department utilization rates.

	(in thousands)
	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Revenues:
Product	$165,699	$184,298	$373,953	$404,692
Licensing	5,323	5,686	11,067	10,892

Total Revenues	$171,022	$189,984	$385,020	$415,584

Operating (Loss) Income :
Product	$(3,073)	$(1,616)	$12,095	$15,520
Licensing	4,207	3,214	6,982	5,676

Total Operating Income	$1,134	$1,598	$19,077	$21,196

10. BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the three and six months ended July 31, 2006 and 2005, respectively:

	(in thousands)
	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Service cost	$63	$—	$126	$—
Interest cost	739	745	1,478	1,490
Expected return on plan assets	(880)	(845)	(1,760)	(1,690)
Amortization of net gain	—	—	—	—

Net periodic benefit cost	$(78)	$(100)	$(156)	$(200)

The Company expects no contributions to the pension plan during fiscal 2007.

11. $57 MILLION SENIOR SECURED NOTES PAYABLE

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

12. REAL ESTATE MORTGAGE

During June 2006, the Company entered into a mortgage loan for $15 million secured by its Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 are due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest is set at 6.25% for the first five years, at which point it will be reset based on the terms and conditions of the promissory note.

13. DERIVATIVE FINANCIAL INSTRUMENTS

The Company had entered into derivative financial instruments in order to manage the overall borrowing costs associated with its senior secured notes.

Derivatives on $57 million senior secured notes payable

The Company had an interest rate swap and option (the “$57 million Swap Agreement”) for an aggregate notional amount of $57 million in order to manage the overall borrowing costs associated with its 9 1/2% senior secured notes. In March 2006, the Company terminated the $57 million Swap Agreement. See footnote 11 to the unaudited condensed consolidated financial statements for further information. The $57 million Swap Agreement was a fair value hedge as it was designated against the 9 1/2% senior secured notes carrying a fixed rate of interest and converted such notes to variable rate debt. The $57 million Swap Agreement was reflected at fair value in the Company’s consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $57 million Swap Agreement recorded on the Company’s condensed consolidated balance sheet was $0.5 million as of January 31, 2006.

The Company also had an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. In March 2006, the Company terminated the $57 million Cap Agreement. See footnote 11 to the unaudited condensed consolidated financial statements for further information. The $57 million Cap Agreement capped the interest rate on the 9 1/2% senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $0 and $30,000 decrease of recorded interest expense on the consolidated statement of operations for the three and six months ended July 31, 2006, respectively and an $18,000 decrease and $31,000 increase of recorded interest expense on the consolidated statement of operations for the three and six months ended July 31, 2005, respectively. The fair value of the $57 million Cap Agreement recorded on the Company’s consolidated balance sheet was ($0.6 million) as of January 31, 2006.

Other

The Company does not currently have a significant exposure to foreign exchange risk and accordingly, has not entered into any transactions to hedge against those risks.

14. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

Perry Ellis International, Inc. and several of its subsidiaries have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. As such, the following consolidating condensed financial statements, which present, in separate columns: Perry Ellis, the guarantors on a combined basis and the non-guarantors on a combined basis are required to be presented. Additional columns present eliminating adjustments and consolidated totals as of July 31, 2006 and January 31, 2006, and for the three and six months ended July 31, 2006 and 2005. The Company has not presented separate financial statements and other disclosures concerning the combined guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF JULY 31, 2006

(amounts in thousands, except share data)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(768)	$(582)	$8,572	$—	$7,222
Accounts receivable, net	952	95,878	9,468	—	106,298
Intercompany receivable - Guarantors	66,370	254,449	1,893	(322,712)	—
Intercompany receivable - Non Guarantors	—	24,995	(383)	(24,612)	—
Inventories, net	—	110,118	6,180	—	116,298
Other current assets	3,850	15,530	774	—	20,154

Total current assets	70,404	500,388	26,504	(347,324)	249,972
Property and equipment, net	17,174	47,932	3,881	—	68,987
Intangible assets, net	—	147,157	35,939	—	183,096
Investment in subsidiaries	226,287	9,896	—	(236,183)	—
Other	4,708	10,586	53	(2,292)	13,055

TOTAL	$318,573	$715,959	$66,377	$(585,799)	$515,110

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$10,763	$48,438	$7,126	$(2,292)	$64,035
Intercompany payable - Parent	(103,561)	513,197	26,969	(436,605)	—

Total current liabilities	(92,798)	561,635	34,095	(438,897)	64,035

Notes payable and senior credit facility	185,802	22,916	1,069	—	209,787
Other long term liabilities	347	13,581	140	—	14,068

Total long-term liabilities	186,149	36,497	1,209	—	223,855

Total liabilities	93,351	598,132	35,304	(438,897)	287,890

Minority Interest	—	—	1,998	—	1,998

Stockholders’ equity	225,222	117,827	29,075	(146,902)	225,222

TOTAL	$318,573	$715,959	$66,377	$(585,799)	$515,110

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JULY 31, 2006

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$156,803	$14,219	$—	$171,022
Gross profit	69	46,178	7,599	—	53,846
Operating income (loss)	74	(1,127)	2,187	—	1,134
Interest, minority interest and income taxes	107	2,367	1,117	—	3,591
Equity in earnings (loss) of subsidiaries, net	(2,424)	(119)	—	2,543	—
Net (loss) income	(2,457)	(3,613)	1,070	2,543	(2,457)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JULY 31, 2005

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$185,953	$4,031	$—	$189,984
Gross profit	—	50,481	3,357	—	53,838
Operating income (loss)	1	(796)	2,393	—	1,598
Interest, minority interest and income taxes	29	2,819	1,154	—	4,002
Equity in earnings (loss) of subsidiaries, net	(2,376)	—	—	2,376	—
Net (loss) income	(2,404)	(3,615)	1,239	2,376	(2,404)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 31, 2006

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$355,222	$29,798	$—	$385,020
Gross profit	—	108,214	16,081	—	124,295
Operating income	—	13,851	5,226	—	19,077
Costs on early extinguishment of debt	—	2,963	—	—	2,963
Interest, minority interest and income taxes	85	10,476	2,096	—	12,657
Equity in earnings of subsidiaries, net	3,542	291	—	(3,833)	—
Net income	3,457	703	3,130	(3,833)	3,457

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 31, 2006

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(353)	$49,999	$2,519	$511	$52,676

Net cash used in investing activities	(2,167)	(3,389)	(273)	—	(5,829)

Net cash provided by (used in) financing activities	1,223	(50,748)	(35)	—	(49,560)

Effect of exchange rate changes on cash and cash equivalents	523	(12)	523	(511)	523
Net (decrease) increase in cash and cash equivalents	(774)	(4,150)	2,734	—	(2,190)

Cash and cash equivalents at beginning of period	6	3,568	5,838	—	9,412
Cash and cash equivalents at end of period	(768)	(582)	8,572	—	7,222

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

Forward – Looking Statements

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “intend,” “plan,” “envision,” “continue,” target,” “contemplate,” or “will” and similar words or phrases or corporate terminology. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control.

Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth in various places in this report. These factors include, but are not limited to:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers or programs,

•	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future retail and wholesale consolidation,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	our ability to contain costs,

•	disruptions in the supply chain,

•	our future capital needs and our ability to obtain financing,

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses,

•	our ability to predict consumer preferences and changes in fashion trends and consumer acceptance of both new designs and newly introduced products,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	changes in the costs of raw materials, labor and advertising,

•	our ability to carry out growth strategies including expansion in international and direct to consumer retail markets,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	exposure to foreign currency risk and interest rate risk,

•	possible disruption in commercial activities due to terrorist activity and armed conflict,

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

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

Accounts Receivable. We maintain an allowance for doubtful accounts receivable and an allowance for estimated trade discounts, co-op advertising, allowances provided to retail customers to flow goods through the retail channel, and losses resulting from the inability of our retail customers to make required payments considering historical and anticipated trends.

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

Results of Operations

The following is a discussion of the results of operations for the three and six months periods in the second quarter of the fiscal year ending January 31, 2007 (“fiscal 2007”) compared with the three and six months periods in the second quarter of the fiscal year ended January 31, 2006 (“fiscal 2006”).

Results of Operations - three and six months ended July 31, 2006 compared to three and six months ended July 31, 2005.

Net sales. Net sales for the three months ended July 31, 2006 were $165.7 million, a decrease of $18.6 million, or 10.1%, from $184.3 million for the three months ended July 31, 2005. This decrease was primarily a result of our previously announced reductions of private label and branded programs at a national mid-tier chain, the impact of Federated Department Stores door closures due to the May Company merger integration and a reduction in off price sales versus last fiscal year, offset by organic sales growth.

Net sales for the six months ended July 31, 2006 were $374.0 million, a decrease of $30.7 million, or 7.6%, from $404.7 million for the six months ended July 31, 2005. This decrease was primarily a result of our previously announced reductions of private label and branded programs at a national mid-tier chain and the impact of Federated Department Stores door closures due to the May Company merger integration, offset by organic sales growth.

Royalty income. Royalty income for the three months ended July 31, 2006 was $5.3 million, a decrease of $0.4 million, or 7.0%, from $5.7 million for the three months ended July 31, 2005. The decrease was due primarily to lower sales by our fragrance licensee. Royalty income for the six months ended July 31, 2006 was $11.1 million, an increase of $0.2 million, or 1.8%, from $10.9 million for the six months ended July 31, 2005. The increase was due primarily to our addition of the Gotcha trademarks, as well as an increase in royalty income from the Farah and Savane licenses, offset by lower fragrance royalties.

Gross profit. Gross profit was $53.8 million for the three months ended July 31, 2006 and 2005. Gross profit was $124.3 million for the six months ended July 31, 2006, as compared to $126.8 million for six months ended July 31, 2005, a decrease of 2.0%.

As a percentage of total revenue, gross profit margins were 31.5% for the three months ended July 31, 2006, as compared to 28.3% for the three months ended July 31, 2005, an increase of 320 basis points. As a percentage of total revenue, gross profit margins were 32.3% for the six months ended July 31, 2006, as compared to 30.5% for the six months ended July 31, 2005, an increase of 180 basis points. The improvement in the gross profit percentage came from improved wholesale margins, particularly Perry Ellis Sportswear, swimwear, international, and direct to consumer retail.

Wholesale gross profit margins (which exclude the impact of royalty income) increased for the three months ended July 31, 2006 to 29.3%, as compared to 26.2% for the three months ended July 31, 2005. The wholesale gross profit margin percentage increased for the six months ended July 31, 2006, to 30.3%, as compared to 28.6% for the six months ended July 31, 2005. As described above, the increase came as a result of improved gross profit margin across several businesses, and strong retail sell-through performance which lowered our end of season clearance/markdown support and decreased off price sales, as a result of better inventory planning and improved sourcing costs.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended July 31, 2006 and 2005, were $50.0 million. As a percentage of total revenues, selling, general and administrative expenses were 29.2% for the three months ended July 31, 2006, as compared to 26.3% for the three months ended July 31, 2005. The increase in selling, general and administrative expenses, on a percentage basis, is attributed to startup costs incurred related to our expansion in direct to consumer retail, our wholesale expansion of Penguin in Europe and initial costs associated with the establishment of our Seattle based outwear and JAG swimwear operations, offset by efficiencies in distribution and planned reductions in other selling, general and administrative. Selling, general and administrative expenses also include approximately $207,000 or $0.02 per fully diluted share, related to stock option compensation expense as a result of the adoption of Statement of Financial Accounting Standards No. 123(R) and the introduction in our Long-Term Incentive Compensation plan of restricted shares.

Selling, general and administrative expenses for the six months ended July 31, 2006, were $99.8 million, a decrease of $1.3 million, or 1.3%, from $101.1 million for the six months ended July 31, 2005. The decrease in selling, general and administrative expenses, on a dollar basis, is attributed to the factors described above. As a percentage of total revenues, selling, general and administrative expenses were 25.9% for the six months ended July 31, 2006, as compared to 24.3% for the six months ended July 31, 2005. Selling, general and administrative expenses also include approximately $425,000 or $0.04 per fully diluted share, related to stock option compensation expense as a result of the adoption of Statement of Financial Accounting Standards No. 123(R) and the introduction in our Long-Term Incentive Compensation plan of restricted shares.

Depreciation and amortization. Depreciation and amortization for the three months ended July 31, 2006 was $2.8 million, an increase of $0.6 million, or 27.2%, from $2.2 million for the three months ended July 31, 2005. Depreciation and amortization for the six months ended July 31, 2006, was $5.5 million, an increase of $1.0 million, or 22.2%, from $4.5 million for the six months ended July 31, 2005. The increase is primarily due to an increase in property and equipment purchased during the second half of fiscal 2006 and the first half of fiscal 2007.

Interest expense. Interest expense for the three months ended July 31, 2006, was $4.8 million, a decrease of $0.6 million, or 11.1%, from $5.4 million for the three months ended July 31, 2005. Interest expense for the six months ended July 31, 2006, was $ 10.7 million, a decrease of $0.1 million, or 0.9%, from $10.8 million for the six months ended July 31, 2005. The overall decrease in interest expense is primarily attributable to the decrease in borrowings under our senior credit facility and the elimination of the senior secured notes payable during the first quarter of Fiscal 2007. The overall decrease was offset by increased interest expense primarily attributable to the impact of the elimination of the interest rate swaps on our senior subordinated notes and the increase in prime and LIBOR rates during the first half of fiscal 2007 as compared to the first half of fiscal 2006.

Cost on early extinguishment of debt. We incurred debt extinguishment costs of approximately $3.0 million during the first quarter of fiscal 2007, including call premium costs, write-off of bond issue costs and costs associated with the termination of derivatives related to our 9 1/2% senior secured notes on March 15, 2006.

Income taxes. Income tax benefit for the three months ended July 31, 2006, was $1.3 million, a $0.2 million decrease as compared to $1.5 million for the three months ended July 31, 2005. For the three months ended July 31, 2006, our effective tax rate was 36.2% as compared to 40.2% for the three months ended July 31, 2005. Our income tax provision for the six months ended July 31, 2006, was $1.9 million, a $1.7 million decrease as compared to $3.6 million for the six months ended July 31, 2005. For the six months ended July 31, 2006, our effective tax rate was 34.1% as compared to 34.2% for the six months ended July 31, 2005. The primary reason for the decrease in the effective tax rate in the three and six month periods was due to a lower tax rate experienced by our international operations.

Net (loss) income. The net loss for the three months ended July 31, 2006 was ($2.5) million, an increase of $0.1 million, or 4.2%, as compared to the net loss of ($2.4) million for the three months ended July 31, 2005. Net income for the six months ended July 31, 2006, was $3.5 million, a decrease of $3.0 million, or 46.2%, as compared to net income of $6.5 million for the six months ended July 31, 2005. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations, acquisitions and capital expenditures. We believe that as a result of the growth in our business, our working capital requirements will increase in the last half of the fiscal year, particularly during our fourth quarter as a result of planned increases in sales. As of July 31, 2006, our total working capital was $185.9 million as compared to $228.5 million as of January 31, 2006. We believe that our cash flows from operations and available borrowings under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets which have a net book value of $29 million at July 31, 2006, have a substantially higher market value of approximately $50 million. These real estate assets provide us with additional capital resources. Additional borrowings against these real estate assets, however would be subject to certain loan to value criteria established by lending institutions. Previously, we obtained mortgage loans on two of these properties which have a total balance of $12.4 million at July 31, 2006. In June 2006, we obtained an additional $15 million mortgage loan on our Tampa facility. The proceeds from this mortgage loan were used primarily for working capital requirements and to pay down our senior credit facility.

Net cash provided by operating activities was $52.7 million for the six months ended July 31, 2006, as compared to cash provided by operating activities of $41.1 million for the six months ended July 31, 2005. The increase of $11.6 million in the level of cash provided by operating activities for the six months ended July 31, 2006, as compared to the six months ended July 31, 2005, is primarily attributable to a decrease in accounts receivable of $46.2 million due to lower sales and stronger collection efforts, a decrease in inventory of $10.1 million, offset by the reduction of accounts payable, accrued expenses and other liabilities in the amount of $13.4 million, from the use of the proceeds of the new mortgage loan. For the six months ended July 31, 2005, inventory increased by $11.8 million due to the acceleration of purchases during the second quarter in order to avoid potential product embargoes during the last half of the year.

Net cash used in investing activities was $5.8 million for the six months ended July 31, 2006, as compared to cash used in investing activities of $86.4 million for the six months ended July 31, 2005. The net cash used during the first half of Fiscal 2007 primarily reflects the purchase of intangibles, property and equipment in the amount of $5.8 million, as compared to net cash used during Fiscal 2006 for the purchase of Tropical in the amount of $79.8 million and additions to property and equipment in the amount of $6.6 million.

Net cash used in financing activities for the six months ended July 31, 2006, was $49.6 million, as compared to net cash provided by financing activities for the six months ended July 31, 2005 of $50.6 million. The net cash used during the first half of Fiscal 2007 primarily reflects the net payments on our senior credit facility of $6.4 million, as well as payments of $58.4 million to extinguish our senior secured notes and $0.6 million in connection with the termination of the swap agreements. The use of cash was off set by our Tampa facility real estate mortgage loan proceeds of $14.8 million, as well as proceeds from the exercise of stock options of $1.2 million. The net cash provided during the first half of Fiscal 2006 primarily reflects the net borrowings on our senior credit facility of $50.8 million, which were used primarily for the Tropical acquisition, as well as proceeds from the exercise of employee stock options of $1.1 million, offset by the payments of $1.2 million in connection with the termination of the swap agreements.

Senior Credit Facility

On February 24, 2006, we amended the senior credit facility to allow the borrowing base to be increased in accordance with specific terms noted in the credit facility agreement and to release any liens on trademarks. Subsequently, on August 28, 2006, we amended the senior credit facility to extend the maturity to January 1, 2008.

The following is a description of the terms of the senior credit facility with Wachovia Bank, National Association, as amended and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $175 million; (ii) the inventory borrowing limit is $90 million; (iii) the sublimit for letters of credit is up to $60 million; (iv) the amount of letter of credit facilities available outside of the facility is $100 million and (v) the outstanding balance is due at the maturity date of January 1, 2008.

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

Letter of Credit Facilities

As of July 31, 2006, we maintained six U.S. dollar letter of credit facilities totaling $160 million, one letter of credit facility totaling $3.3 million utilized by our Canadian joint venture, and one letter of credit facility totaling $0.6 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. As of July 31, 2006, there was $108.1 million available under existing letter of credit facilities.

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

Real Estate Mortgages

In fiscal 2003, we acquired our main administrative office, warehouse and distribution facility in Miami and partially financed the acquisition of the facility with an $11.6 million mortgage. The real estate mortgage contains certain covenants. We are currently in compliance with all of our covenants under the real estate mortgage. We could be materially harmed if we violate any covenants because the lender under the real estate mortgage could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility, the letter of credit facilities, real estate mortgage and indenture relating to our senior secured notes and senior subordinated notes resulting in all our of debt obligations becoming immediately due and payable, which we may not be able to satisfy.

In October 2005, we acquired three administrative office units in a building in Beijing, China. The aggregate purchase price was $2.3 million, including closing costs. These purchases were partially financed with three variable interest mortgage loans totaling $1.2 million dollars in the aggregate. The mortgages mature on October 12, 2015. Interest rate is at prime.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 are due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest is set at 6.25% for the first five years, at which point it will be reset based on the terms and conditions of the promissory note.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements” as defined by applicable SEC rules.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and six months ended July 31, 2006.

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

Derivatives on $57 million senior secured notes payable

We had an interest rate swap and option (the “$57 million Swap Agreement”) for an aggregate notional amount of $57 million in order to manage the overall borrowing costs associated with our 9 1/2% senior secured notes. In March 2006, we terminated the $57 million Swap Agreement. See footnote 13 to the condensed consolidated financial statements for further information. The $57 million Swap Agreement was a fair value hedge as it was designated against the 9 1/2% senior secured notes carrying a fixed rate of interest and converted such notes to variable rate debt. The $57 million Swap Agreement was reflected at fair value in our consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $57 million Swap Agreement recorded on our condensed consolidated balance sheet was $0.5 million as of January 31, 2006.

We also had an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. In March 2006, we terminated the $57 million Cap Agreement. See footnote 13 to the condensed consolidated financial statements for further information. The $57 million Cap Agreement capped the interest rate on the senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $0 and $30,000 decrease of recorded interest expense on the consolidated statement of operations for the three and six months ended July 31, 2006, respectively and an $18,000 decrease and $31,000 increase of recorded interest expense on the consolidated statement of operations for the three and six months ended July 31, 2005, respectively. The fair value of the $57 million Cap Agreement recorded on our condensed consolidated balance sheet was ($586,000) as of January 31, 2006.

Other

Our current exposure to foreign exchange risk is not significant and accordingly, we have not entered into any transactions to hedge against those risks.

Item 4: Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that both our disclosure controls and procedures and our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of shareholders was held on Friday, June 16, 2006.

(b) The following individuals were elected directors until the 2008 Annual Meeting of Shareholders and until their successors are duly elected and qualified.

	FOR	WITHHELD
Oscar Feldenkreis	8,777,875	488,129

Joseph P. Lacher	9,009,131	256,873

The term of office of each of the following directors continued after the meeting:

George Feldenkreis	Ronald L. Buch

Salomon Hanono	Leonard Miller

Gary Dix

(c) The shareholders ratified the appointment by the Audit Committee of Perry Ellis’ board of directors of Deloitte & Touche LLP to serve as Perry Ellis’ independent auditors for the fiscal year ending January 31, 2007.

FOR	AGAINST	ABSTAIN
8,885,057	378,453	2,494

ITEM 6. Exhibits

Index to Exhibits

Exhibit Number	Description
10.84	Amendment No. 10 dated August 28, 2006 to the Senior Credit Facility

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

Date: September 8, 2006

	By:	/S/ GEORGE PITA
George Pita, Chief Financial Officer

Exhibit Index

Exhibit Number	Description
10.84	Amendment No. 10 dated August 28, 2006 to the Senior Credit Facility

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.