Form 10-Q/A
period 2006-04-30
PERRY ELLIS INTERNATIONAL INC
filed 2006-09-19
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

PERRY ELLIS INTERNATIONAL, INC.

Explanatory Note

Perry Ellis International (“We”, the “Company”), is filing this Amendment No. 1 on Form 10-Q/A with respect to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended April 30, 2006, previously filed with the Securities and Exchange Commission on June 9, 2006 (the “Original Filing”). The Company hereby amends the language in Item 4, Controls and Procedures, to clarify that its disclosure controls and internal controls were effective as of April 30, 2006 and Item 6 to correct certain language in the certifications filed previously as Exhibits 31.1 and 31.2 to the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 4 and Item 6, as amended, is set forth below. The remainder of the Original Filing is unchanged and is not reproduced in this Amendment No. 1 on Form 10-Q/A. This Amendment No. 1 on Form 10-Q/A speaks as of the filing date of the Original Filing and reflects only the changes discussed above. No other information included in the Original Filing, including the Company’s financial statements and the footnotes thereto, has been modified or updated in any way.

Table of Contents

INDEX

PAGE
PART I: FINANCIAL INFORMATION
Item 1:
Condensed Consolidated Balance Sheets (Unaudited) as of April 30, 2006 and January 31, 2006	*	*
Condensed Consolidated Statements of Income (Unaudited) for the three months ended April 30, 2006 and 2005	*	*
Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended April 30, 2006 and 2005	*	*
Notes to Unaudited Condensed Consolidated Financial Statements	*	*
Item 2:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	*	*
Item 3:
Quantitative and Qualitative Disclosures About Market Risk	*	*
Item 4:
Controls and Procedures	3
PART II: OTHER INFORMATION	3
Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds	*	*
Item 6:
Exhibits	3

**	Not included in this Amendment No. 1. Information responsive to the item is contained in the Original Filing.

2

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

PART II: OTHER INFORMATION

ITEM 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350. **

32.2	Certification of Chief Financial Officer pursuant to Section 1350. **

**	Not included in this Amendment No. 1. Information responsive to the item is contained in the Original Filing.

3

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

Date: September 18, 2006	By:	/S/ GEORGE PITA
George Pita, Chief Financial Officer

4

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

5