Form 10-Q
period 2006-10-31
PERRY ELLIS INTERNATIONAL INC
filed 2006-12-11
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2006

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

The number of shares outstanding of the registrant’s common stock is              (as of December 8, 2006).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of October 31, 2006 and January 31, 2006	1

Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended October 31, 2006 and 2005	2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 31, 2006 and 2005	3

Notes to Unaudited Consolidated Financial Statements	4

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	27

Item 4:

Controls and Procedures	27

PART II: OTHER INFORMATION	28

Item 5:

Other Information	28

Item 6:

Exhibits	29

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	October 31, 2006	January 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$5,239	$9,412
Accounts receivable, net	140,774	152,529
Inventories, net	126,386	126,413
Other current assets	17,406	16,239

Total current assets	289,805	304,593
Property and equipment, net	70,353	66,592
Intangible assets	183,096	183,090
Other assets	11,868	15,739

TOTAL	$555,122	$570,014

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,687	$51,763
Accrued expenses and other liabilities	20,883	16,670
Accrued interest payable	2,278	6,514
Unearned revenues	1,613	1,096

Total current liabilities	63,461	76,043

Senior subordinated notes payable, net	149,037	148,914
Senior secured notes payable, net	—	56,923
Senior credit facility	65,126	40,391
Real estate mortgages	26,731	12,336
Deferred pension obligation	13,721	13,721
Lease payable long term	283	452

Total long-term liabilities	254,898	272,737

Total liabilities	318,359	348,780

Minority Interest	2,090	1,854

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 9,709,746 shares issued and outstanding as of October 31, 2006 and 9,605,081 shares issued and outstanding as of January 31, 2006	98	96
Additional paid-in-capital	92,878	90,084
Retained earnings	140,677	128,979
Accumulated other comprehensive income	1,020	221

Total stockholders’ equity	234,673	219,380

TOTAL	$555,122	$570,014

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Revenues
Net sales	$207,794	$214,665	$581,747	$619,357
Royalty income	5,445	5,290	16,512	16,182

Total revenues	213,239	219,955	598,259	635,539
Cost of sales	140,781	149,595	401,506	438,414

Gross profit	72,458	70,360	196,753	197,125
Operating expenses
Selling, general and administrative expenses	51,747	49,648	151,514	150,754
Depreciation and amortization	2,899	2,436	8,350	6,899

Total operating expenses	54,646	52,084	159,864	157,653

Operating income	17,812	18,276	36,889	39,472
Costs on early extinguishment of debt	—	—	2,963	—
Interest expense	5,000	5,621	15,650	16,402

Net income before minority interest and income taxes	12,812	12,655	18,276	23,070
Minority interest	92	59	236	427
Income tax provision	4,479	4,503	6,342	8,063

Net income	$8,241	$8,093	$11,698	$14,580

Net income per share
Basic	$0.85	$0.85	$1.21	$1.53

Diluted	$0.80	$0.80	$1.14	$1.45

Weighted average number of shares outstanding
Basic	9,692	9,571	9,645	9,516
Diluted	10,360	10,090	10,218	10,039

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended October 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,698	$14,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,930	6,410
Provision for bad debts	181	693
Tax benefit from exercise of stock options	—	395
Amortization of debt issue costs	668	699
Amortization of discounts	164	233
Deferred income taxes	4,565	9,013
Restricted shares and options issued as compensation	616	—
Costs on early extinguishment of debt	2,963	—
Minority interest	236	427
Loss on disposal of assets	—	139
Changes in operating assets and liabilities:
Accounts receivable, net	11,574	14,566
Inventories, net	27	20,839
Other current assets	(1,086)	(2,559)
Other assets	(13)	(278)
Accounts payable, accrued expenses and other liabilities	(8,951)	(20,992)
Accrued interest payable	(4,253)	(2,730)
Unearned revenues	517	92

Net cash provided by operating activities	26,836	41,527

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,074)	(10,645)
Purchase of marketable securities	(2,079)	—
Payment on purchase of intangible assets	(6)	—
Payment for acquired business, net of cash acquired	—	(79,907)

Net cash used in investing activities	(14,159)	(90,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	229,869	253,993
Payments on senior credit facility	(205,134)	(202,662)
Payments on senior secured notes	(58,354)	—
Payments on termination of swap agreements	(616)	(1,210)
Payments on real estate mortgages	(174)	(111)
Borrowings on real estate mortgage	14,783	—
Payments on capital leases	(169)	(201)
Tax benefit from exercise of stock options	315	—
Proceeds from exercise of stock options	1,865	1,759

Net cash (used in) provided by financing activities	(17,615)	51,568

Effect of exchange rate changes on cash and cash equivalents	765	(618)

NET (DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	(4,173)	1,925
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,412	5,398

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,239	$7,323

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest	$19,730	$18,899

Income taxes	$745	$2,481

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchase of property and equipment	$383	$—

Financing of building acquisition	$—	$1,200

Unrealized gain on marketable securities	$34	$—

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 will have no impact on the results of operations or the financial position of the Company.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact, if any, from the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the results of operations or the financial position of the Company.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires a business entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the potential impact, if any, from the adoption of SFAS No. 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure. Financial statements would require adjustment when a misstatement is determined to be material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in beginning balances of the affected assets and liabilities with a corresponding adjustment to the opening balance in retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the potential impact, if any, from the adoption of SAB 108.

3. INVENTORIES

Inventories are stated at the lower of cost (weighted average cost) or market. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, freight, insurance and commissions to buying agents.

Inventories consisted of the following as of:

	(in thousands)
	October 31, 2006	January 31, 2006
Finished goods	$123,795	$124,016
Raw materials and in process	2,591	2,397

Total	$126,386	$126,413

4. MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale. Investments are stated at fair value. The estimated fair value of the marketable securities is based on quoted prices in an active market. Gains and losses on investment transactions are determined using the specific identification method and are recognized in income based on settlement dates. Unrealized gains and losses on securities available-for-sale are included in accumulated other comprehensive income until realized. Management evaluates securities held with unrealized losses for other-than-temporary impairment at least on a quarterly basis. Consideration is given to (a) the length of time and the extent to which the fair value has been less than cost; (b) the financial condition and near-term prospects of the issuer; and (c) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

During fiscal 2007, the Company purchased 300,000 shares of common stock in one company for approximately $2.1 million. At October 31, 2006, the fair value of the securities was approximately $2.1 million and has been included in other current assets. The unrealized gross gain was approximately $34,000, net of taxes, which was been included in accumulated other comprehensive income.

5. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	(in thousands)
	October 31, 2006	January 31, 2006
Total letter of credit facilities	$163,914	$173,796
Outstanding letters of credit	(40,565)	(53,773)

Total credit available	$123,349	$120,023

6. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $6.9 million and $5.7 million for the three months ended October 31, 2006 and 2005, respectively, and $17.4 million and $15.5 million for the nine months ended October 31, 2006 and 2005, respectively, and are included in selling, general and administrative expenses.

7. ACCOUNTING FOR STOCK BASED COMPENSATION

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

For the three months ended October 31, 2006, approximately $0.2 million ($0.02 per fully diluted share) and approximately $32,000 in compensation expense related to stock options and restricted stock, respectively, has been recognized in general and administrative expenses in the condensed consolidated statement of operations. For the nine months ended October 31, 2006, approximately $0.5 million ($0.06 per fully diluted share) and approximately $83,000 in compensation expense related to stock options and restricted stock, respectively, has been recognized in general and administrative expenses in the condensed consolidated statements of operations. Compensation expense for these awards is based on the fair value at the original grant date. Pro forma information under SFAS No. 123R regarding stock option grants made for periods prior to fiscal 2007 is presented below:

	(in thousands, except per share data)
	Three Months Ended October 31,	Nine Months Ended October 31,
	2005	2005
Net income as reported	$8,093	$14,580
Add : Total stock based employee compensation expense included in reported net income
Deduct : Total stock based employee compensation expense not included in reported net income	297	832

Pro forma net income	$7,796	$13,748

Pro forma net income per share:
Basic	$0.81	$1.44

Diluted	$0.77	$1.37

Weighted Average Number of Shares Outstanding
Basic	9,571	9,516
Diluted	10,090	10,039

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

The following table lists information regarding shares under the 1993 Plan, 2002 Plan and 2005 Plan as of October 31, 2006:

	Shares Underlying Outstanding Options	Unvested Restricted Shares	Shares Available for Grant
1993 Stock Option Plan	1,051,366	—	—
2002 Stock Option Plan	168,007	—	—
2005 Stock Option Plan	115,200	26,500	1,190,293

	1,334,573	26,500	1,190,293

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

During fiscal 2007, the Company awarded two employees an aggregate of 10,000 shares of restricted stock, which vest over a five year period. The total fair value of the restricted shares amounted to approximately $285,000. During fiscal 2006, the Company awarded four employees an aggregate of 16,500 shares of restricted stock, which vest over a four year period. The total fair value of the restricted shares amounted to approximately $358,000. These amounts are being amortized as compensation expense over the vesting period. The fair value of restricted stock grants is estimated on the date of grant and is generally equal to the closing stock price of the Company on the date of grant.

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions including: expected volatility based on the historical price of the Company’s common stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on the Company’s history and expectation of dividend payments. The pro forma weighted average fair value of options granted during the nine months ended October 31, 2006 was $19.44 per share based on a risk-free interest rate of 4.5%, an expected life of ten years, expected volatility of 58.7% and no expected dividends.

The following tables summarize the stock-based award activity during the nine months ended October 31, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding January 31, 2006	1,413,215	$13.99

Granted 2006	65,773	$26.95
Exercised 2006	(104,665)	$11.93
Cancelled 2006	(39,750)	$21.80

Outstanding October 31, 2006	1,334,573	$14.60	4.65	$29,306
Options Exercisable	1,212,231	$13.77	5.12	$27,629

The aggregate intrinsic value for stock options in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $36.56 as of October 31, 2006. This amount represents the total pre-tax intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date. During the nine months ended October 31, 2006, the total intrinsic value of stock options exercised was approximately $876,000.

As of October 31, 2006, the total unrecognized compensation cost related to unvested stock options outstanding under the Stock Option Plans is approximately $1.6 million. That cost is expected to be recognized over a weighted-average period of 2.9 years. As of October 31, 2006, the total unrecognized compensation cost related to unvested time-based restricted stock was approximately $525,000, which is expected to be recognized over a weighted-average period of 3.5 years.

Additional information regarding options outstanding and exercisable as of October 31, 2006, is as follows:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00	-	$9.00	429,666	2.63	$8.49	429,666	$8.49
$ 9.01	-	$14.00	19,600	3.73	$11.31	19,600	$11.31
$14.01	-	$16.00	597,100	4.42	$14.80	581,250	$14.82
$16.01	-	$23.00	111,207	8.40	$20.30	59,715	$20.16
$23.01		$35.00	177,000	8.08	$25.53	122,000	$24.61

			1,334,573			1,212,231

8. NET INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted net income per share:

	(in thousands, except per share data)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Numerator:
Net income	$8,241	$8,093	$11,698	$14,580
Denominator:
Basic weighted average shares	9,692	9,571	9,645	9,516
Dilutive effect: stock options	668	519	573	523

Diluted weighted average shares	10,360	10,090	10,218	10,039

Basic income per share	$0.85	$0.85	$1.21	$1.53

Diluted income per share	$0.80	$0.80	$1.14	$1.45

Antidilutive effect: stock options (1)	92	182	128	195

(1)	Represents stock options to purchase shares of common stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

9. COMPREHENSIVE INCOME

Comprehensive income is comprised of net operating results, the effect of foreign currency translation and unrealized gain on marketable securities reflected in stockholders’ equity. Comprehensive income was $8.5 million and $8.3 million for the three months ended October 31, 2006 and 2005, respectively and $12.5 million and $14.0 million for the nine months ended October 31, 2006 and 2005, respectively.

10. SEGMENT INFORMATION

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

	(in thousands)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Revenues:
Product	$207,794	$214,665	$581,747	$619,357
Licensing	5,445	5,290	16,512	16,182

Total Revenues	$213,239	$219,955	$598,259	$635,539

Operating Income :
Product	$14,973	$14,077	$27,068	$29,597
Licensing	2,839	4,199	9,821	9,875

Total Operating Income	$17,812	$18,276	$36,889	$39,472

11. BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the three and nine months ended October 31, 2006 and 2005, respectively:

	(in thousands)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Service cost	$63	$—	$189	$—
Interest cost	739	745	2,217	2,235
Expected return on plan assets	(880)	(845)	(2,640)	(2,535)
Amortization of net gain	—	—	—	—

Net periodic benefit cost	$(78)	$(100)	$(234)	$(300)

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

13. REAL ESTATE MORTGAGE

In June 2006, the Company entered into a mortgage loan for $15 million secured by its Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 are due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest is set at 6.25% for the first five years, at which point it will be reset based on the terms and conditions of the promissory note.

14. DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company also had an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. In March 2006, the Company terminated the $57 million Cap Agreement. See footnote 12 to the unaudited condensed consolidated financial statements for further information. The $57 million Cap Agreement capped the interest rate on the 9 1/2% senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $0 and $30,000 decrease of recorded interest expense on the consolidated statement of operations for the three and nine months ended October 31, 2006, respectively and an $84,000 and $53,000 decrease of recorded interest expense on the consolidated statement of operations for the three and nine months ended October 31, 2005, respectively. The fair value of the $57 million Cap Agreement recorded on the Company’s consolidated balance sheet was ($0.6 million) as of January 31, 2006.

Other

The Company does not currently have a significant exposure to foreign exchange risk and accordingly, has not entered into any transactions to hedge against those risks.

15. SUBSEQUENT EVENTS

On November 21, 2006, the Company announced a 3-for-2 stock split effected in the form of a stock dividend payable on December 29, 2006 to stockholders of record as of December 12, 2006. All earnings per share references in this report do not include the impact of the stock dividend.

On November 29, 2006, the Company amended its senior credit facility to allow loans to bear interest at an average monthly LIBOR rate, and reduce the “Applicable Margin” over the monthly LIBOR rate with a pricing grid based on excess availability and to extend the term of the senior credit facility to February 1, 2009.

On December 6, 2006, the Company signed a definitive agreement with and re-acquired from Parlux Fragrances Inc. (“Parlux”) all rights, titles, interests, intangible assets and inventory that Parlux maintained pursuant to a global license agreement to manufacture and distribute perfumery, fragrances, lotions, toiletries and cosmetics under the Perry Ellis brand. The agreement to re-acquire the Perry Ellis fragrance license and related assets in a cash transaction of approximately $63 million is effective as of December 6, 2006, subject to potential closing price adjustments. The Company funded this acquisition through its senior credit facility.

On December 6, 2006, the Company amended its senior credit facility to increase the maximum credit available from December 1, 2006 through May 1, 2007 to $210,000,000 (after which time, the maximum credit available will return to $175,000,000); provide for a supplemental increase in the borrowing base and credit availability of $25,000,000 until the earlier of (i) the date that is six months from the date of signing of the agreement described above with Parlux, (ii) June 30, 2007, (iii) the day on which the Company notifies the agent for its lender of its election to terminate the supplemental increase, or (iv) the day that is 60 days from the execution of a new license agreement for the use of the “Perry Ellis®” trade name for fragrance products; and provide that the inventory acquired by the Company in the Parlux transaction may be “Eligible Inventory” under the senior credit facility, subject to a limit of $15,000,000 and, as to all such inventory, to compliance with certain conditions.

16. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

Perry Ellis International, Inc. and several of its subsidiaries have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. As such, the following consolidating condensed financial statements, which present, in separate columns: Perry Ellis, the guarantors on a combined basis and the non-guarantors on a combined basis are required to be presented. Additional columns present eliminating adjustments and consolidated totals as of October 31, 2006 and January 31, 2006, and for the three and nine months ended October 31, 2006 and 2005. The Company has not presented separate financial statements and other disclosures concerning the combined guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF OCTOBER 31, 2006

(amounts in thousands, except share data)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(2,993)	$1,807	$6,425	$—	$5,239
Accounts receivable, net	954	129,203	10,617	—	140,774
Intercompany receivable - Guarantors	66,370	270,778	1,662	(338,810)	—
Intercompany receivable - Non Guarantors	—	14,696	(445)	(14,251)	—
Inventories, net	—	117,762	8,624	—	126,386
Other current assets	4,960	11,773	673	—	17,406

Total current assets	69,291	546,019	27,556	(353,061)	289,805
Property and equipment, net	16,887	49,646	3,820	—	70,353
Intangible assets, net	—	147,157	35,939	—	183,096
Investment in subsidiaries	234,726	10,281	—	(245,007)	—
Other	4,935	9,166	59	(2,292)	11,868

TOTAL	$325,839	$762,269	$67,374	$(600,360)	$555,122

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$7,097	$49,988	$8,668	$(2,292)	$63,461
Intercompany payable - Parent	(101,070)	520,540	23,604	(443,074)	—

Total current liabilities	(93,973)	570,528	32,272	(445,366)	63,461

Notes payable and senior credit facility	185,843	54,011	1,040	—	240,894
Other long term liabilities	283	13,581	140	—	14,004

Total long-term liabilities	186,126	67,592	1,180	—	254,898

Total liabilities	92,153	638,120	33,452	(445,366)	318,359

Minority interest	—	—	2,090	—	2,090

Stockholders’ equity	233,686	124,149	31,832	(154,994)	234,673

TOTAL	$325,839	$762,269	$67,374	$(600,360)	$555,122

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2006

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$197,911	$15,328	$—	$213,239
Gross profit	—	64,171	8,287	—	72,458
Operating income	—	14,183	3,629	—	17,812
Interest, minority interest and income taxes	198	8,259	1,114	—	9,571
Equity in earnings of subsidiaries, net	8,439	385	—	(8,824)	—
Net income	8,241	6,309	2,515	(8,824)	8,241

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2006

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$553,133	$45,126	$—	$598,259
Gross profit	—	172,385	24,368	—	196,753
Operating income	—	28,034	8,855	—	36,889
Costs on early extinguishment of debt	—	2,963	—	—	2,963
Interest, minority interest and income taxes	283	18,735	3,210	—	22,228
Equity in earnings of subsidiaries, net	11,981	676	—	(12,657)	—
Net income	11,698	7,012	5,645	(12,657)	11,698

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2006

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(2,020)	$28,763	$314	$(221)	$26,836
Net cash used in investing activities	(2,864)	(10,865)	(430)	—	(14,159)
Net cash provided by (used in) financing activities	2,106	(19,659)	(62)	—	(17,615)
Effect of exchange rate changes on cash and cash equivalents	(221)	—	765	221	765
Net (decrease) increase in cash and cash equivalents	(2,999)	(1,761)	587	—	(4,173)
Cash and cash equivalents at beginning of period	6	3,568	5,838	—	9,412
Cash and cash equivalents at end of period	(2,993)	1,807	6,425	—	5,239

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2005

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(75,250)	$118,232	$(838)	$(617)	$41,527
Net cash (used in) provided by investing activities	(11,321)	(79,263)	32	—	(90,552)
Net cash provided by (used in) financing activities	87,441	(35,872)	—	(1)	51,568
Effect of exchange rate changes on cash and cash equivalents	(618)	(772)	154	618	(618)
Net increase (decrease) in cash and cash equivalents	252	2,325	(652)	—	1,925
Cash and cash equivalents at beginning of period	(818)	3,585	2,631	—	5,398
Cash and cash equivalents at end of period	(566)	5,910	1,979	—	7,323

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

Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth in various places in this report. These factors include, but are not limited to:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers or programs,

•	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future retail and wholesale consolidation,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	our ability to contain costs,

•	disruptions in the supply chain,

•	our future capital needs and our ability to obtain financing,

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses including our recent acquisition of assets from Parlux Fragrances Inc. (“Parlux”),

•	our ability to predict consumer preferences and changes in fashion trends and consumer acceptance of both new designs and newly introduced products,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	changes in the costs of raw materials, labor and advertising,

•	our ability to carry out growth strategies including expansion in international and direct to consumer retail markets,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	exposure to foreign currency risk and interest rate risk,

•	possible disruption in commercial activities due to terrorist activity and armed conflict,

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2006 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by Accounting Principles Generally Accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas we use judgment in are the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the consideration of the impairment of long-lived assets which are our trademarks, the carrying value of our deferred tax accounts, and the calculation of our pension obligation.

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

Results of Operations

The following is a discussion of the results of operations for the three and nine month periods in the third quarter of the fiscal year ending January 31, 2007 (“fiscal 2007”) compared with the three and nine month periods in the third quarter of the fiscal year ended January 31, 2006 (“fiscal 2006”).

Results of Operations - three and nine months ended October 31, 2006 compared to three and nine months ended October 31, 2005.

Net sales. Net sales for the three months ended October 31, 2006 were $207.8 million, a decrease of $6.9 million, or 3.2%, from $214.7 million for the three months ended October 31, 2005. Net sales for the nine months ended October 31, 2006 were $581.7 million, a decrease of $37.7 million, or 6.1%, from $619.4 million for the nine months ended October 31, 2005. These decreases were primarily a result of our previously announced reductions of private label and branded programs at a national mid-tier chain and the impact of Federated Department Stores door closures due to the May Company merger integration, offset by organic sales growth.

Royalty income. Royalty income for the three months ended October 31, 2006 was $5.4 million, an increase of $0.1 million, or 1.9%, from $5.3 million for the three months ended October 31, 2005. The increase was due primarily to our addition of the Gotcha trademarks, as well as an increase in royalty income from the Farah and Savane licenses, offset by lower fragrance royalties.

Royalty income for the nine months ended October 31, 2006 was $16.5 million, an increase of $0.3 million, or 1.9%, from $16.2 million for the nine months ended October 31, 2005. The increase was due primarily to our addition of the Gotcha trademarks, as well as an increase in royalty income from the Farah and Savane licenses, offset by lower fragrance royalties.

Gross profit. Gross profit was $72.5 million and $70.4 million for the three months ended October 31, 2006 and 2005, an increase of 3.0%. Despite lower sales during the three months ended October 31, 2006, as compared to the three months ended October 31, 2005, gross profit increased because of improved wholesale margins as discussed below. Gross profit was $196.8 million for the nine months ended October 31, 2006, as compared to $197.1 million for nine months ended October 31, 2005, a decrease of 0.2%. The decrease is primarily due to lower sales during the nine months ended October 31, 2006, as compared to the nine months ended October 31, 2005, offset by the improved wholesale margins as discussed below.

As a percentage of total revenue, gross profit margins were 34.0% for the three months ended October 31, 2006, as compared to 32.0% for the three months ended October 31, 2005, an increase of 200 basis points. As a percentage of total revenue, gross profit margins were 32.9% for the nine months ended October 31, 2006, as compared to 31.0% for the nine months ended October 31, 2005, an increase of 190 basis points. The improvement in the gross profit percentage was a result of improved wholesale margins, particularly Perry Ellis Sportswear, swimwear, bottoms, international, and direct to consumer retail.

Wholesale gross profit margins (which exclude the impact of royalty income) increased for the three months ended October 31, 2006 to 32.3%, as compared to 30.3% for the three months ended October 31, 2005. The wholesale gross profit margin percentage increased for the nine months ended October 31, 2006, to 31.0%, as compared to 29.2% for the nine months ended October 31, 2005. As described above, the increase came as a result of improved gross profit margin across several businesses, and strong retail sell-through performance which lowered our end of season clearance/markdown support and decreased off price sales, as a result of better inventory planning and improved sourcing costs.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended October 31, 2006 and 2005, were $51.7 million and $49.6 million, respectively, an increase of 4.2%. As a percentage of total revenues, selling, general and administrative expenses were 24.2% for the three months ended October 31, 2006, as compared to 22.5% for the three months ended October 31, 2005. The increase in selling, general and administrative expenses, on a percentage basis, is attributed to startup costs incurred related to our expansion in direct to consumer retail, our wholesale expansion of our Original Penguin Brand in Europe, increased marketing and advertising costs in preparation for the fourth quarter and initial costs associated with the establishment of our Seattle based outwear and JAG swimwear operations, offset by efficiencies in distribution and planned reductions in other selling, general and administrative. Selling, general and administrative expenses also include approximately $0.2 million or $0.02 per fully diluted share, related to stock option compensation expense as a result of the adoption of Statement of Financial Accounting Standards No. 123(R) and the introduction in our Long-Term Incentive Compensation plan of restricted shares.

Selling, general and administrative expenses for the nine months ended October 31, 2006, were $151.5 million, an increase of $0.7 million, or 0.5%, from $150.8 million for the nine months ended October 31, 2005. The increase in selling, general and administrative expenses is attributed to the factors described above. As a percentage of total revenues, selling, general and administrative expenses were 25.3% for the nine months ended October 31, 2006, as compared to 23.7% for the nine months ended October 31, 2005. Selling, general and administrative expenses also include approximately $0.6 million or $0.06 per fully diluted share, related to stock option compensation expense as a result of the adoption of Statement of Financial Accounting Standards No. 123(R) and the introduction in our Long-Term Incentive Compensation plan of restricted shares.

Depreciation and amortization. Depreciation and amortization for the three months ended October 31, 2006 was $2.9 million, an increase of $0.5 million, or 20.8%, from $2.4 million for the three months ended October 31, 2005. Depreciation and amortization for the nine months ended October 31, 2006, was $8.4 million, an increase of $1.5 million, or 21.7%, from $6.9 million for the nine months ended October 31, 2005. The increase is primarily due to an increase in property and equipment purchased during the second half of fiscal 2006 and the first half of fiscal 2007.

Interest expense. Interest expense for the three months ended October 31, 2006, was $5.0 million, a decrease of $0.6 million, or 10.7%, from $5.6 million for the three months ended October 31, 2005. Interest expense for the nine months ended October 31, 2006, was $ 15.7 million, a decrease of $0.7 million, or 4.3%, from $16.4 million for the nine months ended October 31, 2005. The overall decrease in interest expense is primarily attributable to the decrease in our average borrowings under our senior credit facility, a shift of borrowings to a new lower interest rate mortgage, and the elimination of the senior secured notes payable during the first quarter of Fiscal 2007. The overall decrease was offset by increased interest expense primarily attributable to the impact of the elimination of the interest rate swaps on our senior subordinated notes and the increase in prime and LIBOR rates during fiscal 2007 as compared to fiscal 2006.

Cost on early extinguishment of debt. We incurred debt extinguishment costs of approximately $3.0 million during the first quarter of fiscal 2007, including call premium costs, write-off of bond issuance costs and costs associated with the termination of derivatives related to our 9 1/2% senior secured notes on March 15, 2006.

Income taxes. Income tax provision remained flat for the three months ended October 31, 2006 and October 31, 2005, at $4.5 million. For the three months ended October 31, 2006, our effective tax rate was 35.1% as compared to 35.4% for the three months ended October 31, 2005. Our income tax provision for the nine months ended October 31, 2006, was $6.3 million, a $1.8 million decrease as compared to $8.1 million for the nine months ended October 31, 2005. For the nine months ended October 31, 2006, our effective tax rate was 34.4% as compared to 35.1% for the nine months ended October 31, 2005. The primary reason for the decrease in the effective tax rate for the three and nine month periods was due to a lower tax rate experienced by our international operations.

Net income. Our net income for the three months ended October 31, 2006 was $8.2 million, an increase of $0.1 million, or 1.2%, as compared to net income of $8.1 million for the three months ended October 31, 2005. Net income for the nine months ended October 31, 2006, was $11.7 million, a decrease of $2.9 million, or 19.9%, as compared to net income of $14.6 million for the nine months ended October 31, 2005. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations, acquisitions and capital expenditures. We believe that as a result of the growth in our business, our working capital requirements will increase during our fourth quarter as a result of planned increases in sales and our recently completed acquisition of assets from Parlux. As of October 31, 2006, our total working capital was $226.3 million as compared to $228.6 million as of January 31, 2006. We believe that our cash flows from operations and available borrowings under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets, which have a net book value of $29 million at October 31, 2006, have a substantially higher market value of approximately $50 million. These real estate assets provide us with additional capital resources. Additional borrowings against these real estate assets, however, would be subject to certain loan to value criteria established by lending institutions. Previously, we obtained mortgage loans on two of these properties which have a total balance of $12.4 million at October 31, 2006. In June 2006, we obtained an additional $15 million mortgage loan on our Tampa facility. The proceeds from this mortgage loan were used primarily for working capital requirements and to pay down our senior credit facility.

Net cash provided by operating activities was $26.8 million for the nine months ended October 31, 2006, as compared to cash provided by operating activities of $41.5 million for the nine months ended October 31, 2005. This represents a decrease of $14.7 million in the level of cash provided by operating activities for the nine months ended October 31, 2006, as compared to the comparable period last year, with this decrease primarily due to the effects of the Tropical acquisition completed in February 2005. For the nine months ended October 31, 2006, cash provided by operating activities is primarily attributable to a decrease in accounts receivable of $11.6 million due to lower sales and stronger collection efforts, offset by the reduction of accounts payable, accrued expenses and other liabilities in the amount of $9.0 million and a reduction in accrued interest of $4.3 million. For the nine months ended October 31, 2005, accounts receivable and inventory decreased by $14.6 million and $20.8 million, offset by the reduction of accounts payable, accrued expenses and other liabilities in the amount of $21.0 million and a reduction in accrued interest of $2.7 million.

Net cash used in investing activities was $14.2 million for the nine months ended October 31, 2006, as compared to cash used in investing activities of $90.6 million for the nine months ended October 31, 2005. The net cash used during the first nine months of fiscal 2007 primarily reflects the purchase of property and equipment, as well as marketable securities, in the amounts of $12.0 million and $2.0 million, respectively, compared to net cash used during fiscal 2006 for the purchase of Tropical in the amount of $79.9 million and additions to property and equipment in the amount of $10.6 million.

Net cash used in financing activities for the nine months ended October 31, 2006, was $17.6 million, as compared to net cash provided by financing activities for the nine months ended October 31, 2005 of $51.6 million. The net cash used during the nine months ended October 31, 2006 primarily reflects payments of $58.4 million to extinguish our senior secured notes and $0.6 million in connection with the termination of the swap agreements. The use of cash was off set by net borrowings of $24.7 million from our senior credit facility, as well as proceeds from our Tampa facility real estate mortgage loan of $14.8 million and proceeds from the exercise of stock options of $1.9 million. The net cash provided during the nine months ended October 31, 2005 primarily reflects the net borrowings on our senior credit facility of $51.3 million, which were used primarily for the Tropical acquisition, as well as proceeds from the exercise of employee stock options of $1.8 million, offset by the payments of $1.2 million in connection with the termination of the swap agreements.

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

Subsequently, on November 29, 2006 and December 6, 2006, we amended our senior credit facility to allow loans to bear interest at an average monthly LIBOR rate, and reduce the “Applicable Margin” over the monthly LIBOR rate with a pricing grid based on excess availability; extend the term of the senior credit facility to February 1, 2009; increase the maximum credit available from December 1, 2006 through May 1, 2007 to $210,000,000 (after which time, the maximum credit available will return to $175,000,000); provide for a supplemental increase in the borrowing base and credit availability of $25,000,000 until the earlier of (i) the date that is six months from the date of signing of the agreement with Parlux Fragrances, Inc., (ii) June 30, 2007, (iii) the day on which we notify the agent for our lender of our election to terminate the supplemental increase, or (iv) the day that is 60 days from the execution of a new license agreement for the use of the “Perry Ellis®” trade name for fragrance products; and provide that the inventory acquired by us in the Parlux transaction may be “Eligible Inventory” under our senior credit facility, subject to a limit of $15,000,000 and, as to all such inventory, to compliance with certain conditions.

Letter of Credit Facilities

As of October 31, 2006, we maintained six U.S. dollar letter of credit facilities totaling $160 million, one letter of credit facility totaling $3.3 million utilized by our Canadian joint venture, and one letter of credit facility totaling $0.6 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. As of October 31, 2006, there was $123.3 million available under existing letter of credit facilities.

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

Real Estate Mortgages

In fiscal 2003, we acquired our main administrative office, warehouse and distribution facility in Miami and partially financed the acquisition of the facility with an $11.6 million mortgage loan. The real estate mortgage contains certain covenants. We are currently in compliance with all of our covenants under the real estate mortgage. We could be materially harmed if we violate any covenants because the lender under the real estate mortgage could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility, the letter of credit facilities, real estate mortgage loan and indenture relating to our senior secured notes and senior subordinated notes resulting in all our of debt obligations becoming immediately due and payable, which we may not be able to satisfy.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and nine months ended October 31, 2006.

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

Derivatives on $57 million senior secured notes payable

We had an interest rate swap and option (the “$57 million Swap Agreement”) for an aggregate notional amount of $57 million in order to manage the overall borrowing costs associated with our 9 1/2% senior secured notes. In March 2006, we terminated the $57 million Swap Agreement. See footnote 14 to the condensed consolidated financial statements for further information. The $57 million Swap Agreement was a fair value hedge as it was designated against the 9 1/2% senior secured notes carrying a fixed rate of interest and converted such notes to variable rate debt. The $57 million Swap Agreement was reflected at fair value in our consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $57 million Swap Agreement recorded on our condensed consolidated balance sheet was $0.5 million as of January 31, 2006.

We also had an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. In March 2006, we terminated the $57 million Cap Agreement. See footnote 14 to the condensed consolidated financial statements for further information. The $57 million Cap Agreement capped the interest rate on the senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $0 and $30,000 decrease of recorded interest expense on the consolidated statement of operations for the three and nine months ended October 31, 2006, respectively and an $84,000 and $53,000 decrease of recorded interest expense on the consolidated statement of operations for the three and nine months ended October 31, 2005, respectively. The fair value of the $57 million Cap Agreement recorded on our condensed consolidated balance sheet was ($586,000) as of January 31, 2006.

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

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 5 Other Information.

On December 6, 2006, we entered into an Agreement with Parlux pursuant to which we have reacquired from Parlux all of Parlux’s rights, title and interest to and under that certain license agreement dated March 14, 1983 (the “License Agreement”) with Parlux, as successor-in-interest to Sanofi Beaute, Inc., as successor-in-interest to Parfums Stern-PE, Inc., and all of the inventory of the Licensed Products, as defined in the License Agreement. Pursuant to the License Agreement, we granted Parlux’s predecessor an exclusive license to use certain of its Perry Ellis trademarks in Parlux’s manufacture and distribution of perfumery, fragrances, essential oils, sun products, toiletries, hair products and soaps.

We paid $42 million for all of Parlux’s rights under the License Agreement and certain related assets including all open sales and purchase orders and will pay $18 million for the existing inventory of Licensed Products upon receipt of collateral access agreements for the inventory locations. The purchase price for the inventory may increase by up to an addition $3 million, to a total of up to $21 million, depending on a final audit of the inventory conducted after the inventory is physically delivered to us, which is expected to occur on or about December 31, 2006. Until that date, Parlux is to act as our agent for manufacturing, receipt, packaging, shipping and order processing of the Licensed Products.

Pursuant to the Agreement, we assumed Parlux’ obligations under certain specified agreements used by Parlux in connection with the manufacture, storage, distribution, design and development of the Licensed Products.

As of the execution of the Agreement, Parlux had no further rights under the License Agreement other than for the sole and limited purpose of transitioning its business under the License Agreement to us.

Effective December 6, 2006, in connection with the transaction with Parlux described above, we agreed to an amendment to our Loan and Security Agreement dated October 1, 2002, as amended (the “Loan Agreement”), among us, our subsidiaries named as borrowers or guarantors therein, the lenders named therein (the “Lenders”), and Wachovia Bank, National Association, as agent (the “Agent”) for the Lenders. This amendment provided for the Lenders’ consent to that transaction and amended the Loan Agreement to, among other things:

•	increase the maximum credit available from December 1, 2006 through May 1, 2007 to $210,000,000 (after which time, the maximum credit available will return to $175,000,000);

•	provide for a supplemental increase in the borrowing base and credit availability of $25,000,000 until the earlier of (i) the date that is six months from the date of signing of the agreement with Parlux described above, (ii) June 30, 2007, (iii) the day on which we notify the Agent of our election to terminate the supplemental increase, or (iv) the day that is 60 days from the execution of a new license agreement for the use of the “Perry Ellis®” trade name for fragrance products; and

•	provide that the inventory acquired by us in the Parlux transaction may be “Eligible Inventory” under the Loan Agreement, subject to a limit of $15,000,000 and to compliance with certain conditions.

ITEM 6. Exhibits

Index to Exhibits

Exhibit Number	Description
10.85	Amendment No. 11 dated November 29, 2006 to the Senior Credit Facility

10.86	Amendment No. 12 dated December 6, 2006 to the Senior Credit Facility

10.87	Agreement with Parlux Fragrances, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

Date: December 11, 2006	By:	/S/ GEORGE PITA
George Pita, Chief Financial Officer

Exhibit Index

Exhibit Number	Description
10.85	Amendment No. 11 dated November 29, 2006 to the Senior Credit Facility

10.86	Amendment No. 12 dated December 6, 2006 to the Senior Credit Facility

10.87	Agreement with Parlux Fragrances, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.