Form 10-K
period 2007-01-31
PERRY ELLIS INTERNATIONAL INC
filed 2007-04-16
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

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

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $189,564,687 (as of July 31, 2006).

The number of shares outstanding of the registrant’s Common Stock is 14,687,871 (as of April 10, 2007).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

Portions of the Company’s Proxy Statement for the 2007 Annual Meeting—Part III

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. References in this report to the Tropical acquisition refer to our acquisition of certain domestic operating assets of Tropical Sportswear Int’l Corporation and its subsidiaries and Tropical’s United Kingdom subsidiary in February 2005. References in this report to annual financial data for Perry Ellis refer to fiscal years ended January 31. This Form 10-K contains references to trademarks held by us and those of third parties.

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

You are cautioned that all forward-looking statements involve risks and uncertainties, detailed in our filings with the SEC. You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

PART I

Item 1.	Business

Overview

We are one of the leading apparel companies in the United States. We control a portfolio of major brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution in up to 15,000 doors. Our portfolio of highly recognized brands includes the Perry Ellis® family of brands, which we believe together generate over $1 billion in annual retail sales, Axis®, Tricots St. Raphael®, Jantzen®, John Henry®, Cubavera®, the Havanera Co.®, Natural Issue®, Munsingwear®, Grand Slam®, Original Penguin® by Munsingwear® (“Original Penguin”), Mondo di Marco®, Redsand®, Pro Player®, Manhattan®, Axist®, Savane®, Farah®, Gotcha®, Girl Star® and MCD®. We also (i) license the Nike® brand for swimwear and swimwear accessories, (ii)license the JAG® brand for men’s and women’s swimwear and cover-ups, (iii) are the worldwide master licensee for PING® golf apparel, (iv) license the PGA TOUR®, including Champions Tour for golf apparel, and (v) are the Dockers® licensee for outerwear.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate wear market, as well as clubs and independent retailers in the United States, Canada, the United Kingdom and Europe. Our largest customers include Federated/May Department Stores, Inc. (“Federated/May”), Dillard’s Inc. (“Dillard’s”), Wal-Mart Stores, Inc. (“Wal-Mart”), J.C. Penney Company (“J.C. Penney”), and Kohl’s Corporation (“Kohl’s”). As of March 1, 2007, we also operated 35 Perry Ellis retail outlet stores located primarily in upscale retail outlet malls across the United States as well as 5 Original Penguin retail stores located in upscale demographic markets. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through 45 domestic and 94 international license agreements.

Our wholesale business, which is comprised of men’s and women’s sportswear, swimwear and swimwear accessories, accounted for 97% of our total revenues in fiscal 2007, and our licensing business accounted for approximately 3% of our total revenues in fiscal 2007. We have traditionally focused on the men’s sportswear market, which represented approximately 92% of our total wholesale revenues in fiscal 2007, while our women’s and men’s swimwear market represented approximately 8% of our total wholesale revenues in fiscal 2007.

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

Diversity of Brands. We maintain a portfolio of 27 highly recognized brands that we either own or license. We are focused on brands that appeal to fashion conscious consumers across all income levels. We design, source, market and license most of our products on a brand-by-brand basis targeting distinct consumer demographic and lifestyle profiles. For example, we market the Perry Ellis and Original Penguin brands to higher-income consumers and market the Grand Slam, John Henry and the Havanera Co. brands to middle-income consumers. In addition, we market brands that appeal to women through our family of swimwear products, which include Jantzen, Nike, JAG, and Perry Ellis, as well as through Original Penguin swimwear and sportswear.

Diversity of Product Categories. We design and market apparel in a broad range of men’s product categories and select women’s product categories, which increases the stability of our business. Our menswear offerings include casual sportswear and bottoms, dress shirts and pants, jeans wear, golf apparel, sweaters, sports apparel, swimwear and swim accessories, active wear, outerwear and leather accessories. Our women’s wear offerings include swimwear, swim accessories and sportswear. We believe that our product diversity decreases our dependence on any one product or fashion trend and has contributed substantially to our growth.

Diversity of Distribution Channels. We market our products through all major levels of retail distribution, which allows us to reach a broad range of consumers in the United States, Canada, the United Kingdom and Europe. We distribute through department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate wear market, as well as clubs and other independent retailers in the United States, Canada and the United Kingdom. Our products are distributed through up to 15,000 doors at some of the nation’s leading retailers, including Federated/May, Dillard’s, Wal-Mart, J.C. Penney, Kohl’s, and Mervyn’s LLC (“Mervyn’s”).

The following table illustrates the current diversity of the brands and products we produce and market and their respective distribution channels:

Distribution Channels	Sportswear	Bottoms/ Jeans Wear	Golf	Action Sportsbrands/ Swim
Luxury Stores	Original Penguin Tricots St. Raphael Axis	Original Penguin	PING	Original Penguin

Department Stores	Perry Ellis Perry Ellis Portfolio Savane Axis Cubavera	Perry Ellis Perry Ellis Portfolio Savane Store Brands	PGA TOUR PING Champions Tour	Perry Ellis Nike Swim Jantzen Redsand MCD JAG

Chain Stores	Natural Issue The Havanera Co. Axist John Henry Dockers Farah U.K.	Natural Issue Store Brands Axist Farah	PGA TOUR Pro Player Grand Slam	Nike Swim Gotcha Girl Star JAG

Mass Merchants	Store Brands	Store Brands	Store Brands

Green Grass/Corporate (1)	Cubavera Perry Ellis		PING PGA TOUR

Specialty Stores	Mondo di Marco Tricots St. Raphael Axis Manhattan Original Penguin			Jantzen Nike Swim Gotcha MCD Redsand JAG

Direct Retail	Original Penguin Perry Ellis	Original Penguin Perry Ellis		Original Penguin

(1)	This channel includes high-end and specialty golf shops and resorts.

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

We believe that we have the following competitive strengths in our industry:

Portfolio of nationally and internationally recognized brands. We currently own or license a portfolio of 27 brands, which enjoy high recognition within their respective consumer segments. We believe that these brands have built a loyal following of fashion-conscious consumers and retailers who desire high quality, well-designed products. We license the Dockers, Nike, PING, JAG, Champions Tour and PGA TOUR brands, which we believe are highly recognizable brands within their various product categories. We also license several of our brands to third parties for products in distribution channels and countries in which we do not distribute those brands. We believe that brand recognition is critical in the apparel industry, where strong brand names help define consumer preferences and drive selling space at retailers.

Diversified product offering and distribution model. We market a diverse array of products under our numerous brands at multiple price points and across multiple levels of retail distribution. Our menswear offerings include casual sportswear and bottoms, dress shirts and pants, jeans wear, golf apparel, sweaters, sports apparel, swimwear and swim accessories, active wear, outerwear and leather accessories. Our women’s wear offerings include swimwear, sportswear and swim accessories. Our products are distributed through up to 15,000 doors at department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate wear market and independent retailers in the United States and Canada. As a result of the Tropical acquisition, we have successfully expanded product and brand distribution in the United Kingdom and Europe, and believe opportunities exist for further international expansion of our brand base. As of March 1, 2007, we also operated 35 Perry Ellis retail outlets and 5 Original Penguin retail stores and believe opportunity exists to further expand our retail store base. Our diversified product offerings and distribution model reduce our reliance on any one product, demographic group, merchandise preference or distribution channel and minimizes competition among our brands.

Strong relationships with our retailers. We believe that our established relationships with retailers allow us to maximize the selling space dedicated to our products, monitor our brand presentation and merchandising selection, and proactively introduce new brands and products. Because of our quality brands and products, dedication to customer service, design expertise and sourcing capabilities, we have developed and maintained long-standing relationships with our largest customers, including Dillard’s (more than 25 years), Federated/May (more than 25 years), J.C. Penney (more than 25 years), Wal-Mart (16 years), and Kohl’s (13 years).

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

Sophisticated global low-cost sourcing capabilities. We have sourced our products globally for approximately 40 years and employ sophisticated logistics and supply chain management systems to maintain maximum flexibility. Our network of worldwide company owned sourcing offices and some agents enables us to meet our customers’ needs in an efficient and high quality manner without relying on any one vendor, factory, or country. In fiscal 2007, based on the total dollar value, we sourced our products from Asia (65%), Central and South America (26%) and the Middle East (9%). We maintain a staff of experienced sourcing professionals in five offices in China (including Hong Kong), as well as in the United States, South Korea, Taiwan, Vietnam, Bangladesh, Nicaragua, and the Dominican Republic. Our sourcing offices closely monitor our suppliers and provide strict quality assurance analyses that allow us to consistently maintain our high quality standard for our customers. We have a compliance department that works closely with our quality assurance staff to ensure that our sourcing partners comply with Company-mandated and country-specific labor and employment regulations. We believe that sourcing our products overseas allows us to manage our inventories more effectively and avoid incurring the costs of maintaining and operating production facilities. Because of our sourcing experience, capabilities and relationships, we believe that we are well positioned to take advantage of the changing textile and apparel quota environment.

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

Proven ability to integrate acquisitions. Since 1993, we have been successful in selectively acquiring, managing, developing and positioning 27 highly recognized brands within our business, including Munsingwear (1996), Perry Ellis (1999), John Henry (1999), Manhattan (1999), Jantzen (2002), the brands owned by Perry Ellis Menswear, LLC and Redsand (2003), the brands owned by Tropical (2005) and Gotcha, Girl Star and MCD (2005/2006).

As part of an extensive integration process for each brand, we have:

•	improved the responsiveness to market trends by applying our design and sourcing expertise,

•	communicated new positioning of our new brands through various wide-ranging marketing programs,

•	solidified our management team to design, market and license brands,

•	repositioned the brands into different distribution channels to address the needs in those channels,

•	renegotiated existing licensing agreements and sought new licensing opportunities in new segments and markets, and

•	extended our sourcing and distribution capabilities to the products to include international wholesale and retail distribution.

Experienced management team. Our senior management team averages more than 28 years in the apparel industry and has extensive experience in growing and rejuvenating brands, structuring licensing agreements, and building strong relationships with global suppliers and retailers. In addition, George Feldenkreis, our chairman and chief executive officer, and Oscar Feldenkreis, our vice chairman, president and chief operating officer, renewed their employment agreements through February 1, 2010.

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

Continue to diversify our product line. We intend to continue to expand the range of our product lines, thereby capitalizing on the name recognition, popularity, and discrete target customer segmentation of our major brands. The Perry Ellis Menswear acquisition took us into the men’s better market and collection market for sportswear, dress shirts, bottoms and leather accessories and, through the Axis and Tricots St. Raphael brands into the better sportswear market. We have used the Axis and Tricots St. Raphael brands, as well as the expertise of Perry Ellis Menswear’s sales and marketing personnel, to expand our sweater business. In 2006, we began a licensing agreement with Levi Strauss to offer Dockers outerwear product. In addition, we will continue to seek opportunities that will expand our collection of products.

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

•

We re-introduced the Original Penguin brand in fiscal 2003, to specifically target Generation X and Y men and women who are suburban upper-middle class. The product line is primarily sold at upscale department and upper tier specialty stores, as well as in five of our own upscale retail locations, and includes apparel, shoes and accessory items. We believe this brand has significant growth opportunities as we expand our product categories into premium denim and women’s sportswear and our distribution to include an increasing number of direct retail store locations.

•

With the consummation of the Tropical acquisition we became one of the largest suppliers of men’s bottoms in the United States. We are uniquely positioned to provide both sportswear and bottoms under our portfolio of brands and look for further expansion in this product category, including further expansion in our Savane brand.

•

With the acquisition of the Gotcha, Girl Star and MCD brands, coupled with the growth of our Redsand brand, we will continue to pursue ways to increase our penetration of the action sportsbrand category.

•

We are a top producer of golf lifestyle products with multiple brands including PGA TOUR, Grand Slam, PING, and Champions Tour, across multiple distribution channels and look for further expansion in this area.

•

We expect to increase the presence of our brands in Europe utilizing our United Kingdom subsidiary. Farah brand bottoms currently hold the top market share position in the United Kingdom and we successfully introduced the Original Penguin brand on a pan European basis in fiscal 2007. We look to generate further expansion of Original Penguin and of our other brands internationally.

•	With the advent of the Dockers license arrangement in 2006, we were able increase our presence in the outerwear market and expand product offerings and distribution.

•	We have several initiatives to increase our direct to consumer sales, including further expansion of our Perry Ellis retail outlet stores and our recent launch of E-commerce web sites.

Expand our licensing opportunities. Since our acquisition of Munsingwear in 1996, we have significantly expanded the licensing of our brands to third parties for various product categories. We intend to continue to license our brands to existing and new licensees as profitable opportunities arise. We will also use our brand portfolio to expand our licensing activities in women’s wear, sportswear, and fragrances. We continue to explore licensing opportunities where we see opportunities for growth, such as Latin America, Europe and Asia. We will continue to provide our licensing partners with strong brands, design expertise and innovative marketing strategies. In addition to the revenues and brand awareness that licensing provides us, we also believe that licensing our brands benefits us by reducing the volatility of our operating income.

Pursue strategic acquisitions and opportunities. We intend to continue our strategy of making selective acquisitions to expand our portfolio of brands and add new product lines as our industry continues to follow the consolidation trend of our retailers. We will continue to internally develop new brands and logical extensions of existing brands as opportunities in the marketplace arise. We intend to pursue acquisition opportunities in a disciplined manner as they become available and focus on products or categories that have high consumer awareness and are difficult to duplicate from a technical or logistical standpoint. Since our initial public offering in 1993, we have acquired, or obtained licenses for, several brands, including Munsingwear, Perry Ellis, John Henry, Manhattan, Jantzen, PING, Nike, Dockers, Mondo di Marco, Axis, Tricots St. Raphael, Redsand, Pro Player, PGA TOUR, Savane, Farah, Champions Tour, Links Edition, Gotcha, Girl Star and MCD. We believe that our history of selectively acquiring under-marketed or under-performing brands and incorporating them into our efficient infrastructure generates a superior return on investment for us.

Recent Developments

In November 2005, we completed the acquisition of primarily all of the worldwide intellectual property of the leading California lifestyle company Gotcha International, including the Gotcha, Girl Star, and MCD trademarks.

In April 2006, we reached an agreement with Levi Straus & Co. for the manufacture and distribution of Dockers® men’s cloth outerwear in the United States and Mexico. The line encompasses men’s jackets, coats and synthetic fleece. We believe that this acquisition broadens our sportswear arena by diversifying our product base, attracting new customers and strengthening our relationships with existing customers.

In May 2006, we entered into a licensing agreement with JAG Licensing, LLC to manufacture and distribute JAG men’s and women’s swimwear and cover-ups in the United States, Canada and Mexico.

On December 6, 2006, the Company signed a definitive agreement with and re-acquired from Parlux Fragrances Inc. (“Parlux”) for $42 million all rights, titles, interests, tangible and intangible assets, and for $21 million, inventory that Parlux maintained pursuant to a global license agreement to manufacture and distribute perfumery, fragrances, lotions, toiletries and cosmetics under the Perry Ellis brand. The agreement to re-acquire the Perry Ellis fragrance license and related assets in a cash transaction for a total of approximately $63 million was effective as of December 6, 2006, of which the inventory portion is subject to potential post-closing price adjustments. The Company funded this acquisition through its senior credit facility.

Subsequently, on January 25, 2007, the Company entered into an agreement (the “Agreement”) with Falic Fashion Group, LLC, a Florida limited liability company and a wholly owned subsidiary of Duty Free Americas, Inc. (“Falic”), pursuant to which the Company agreed to sell to Falic the assets purchased from Parlux. The total sales price for the assets sold was approximately $63 million of which $42 million related to tangible and intangible assets and $21 million was attributed to inventory and is subject to certain post-closing price adjustments.

Simultaneously with our sale of the fragrance assets, we entered into a license agreement with Falic pursuant to which we granted Falic an exclusive worldwide license to use certain trademarks in connection with the Perry Ellis brand with respect to the manufacture, advertising and sale of fragrance and other related products.

Brands

In fiscal 2007, approximately 78% of our total revenues were from branded label sales as compared to 75% in fiscal 2006. We currently own 21 and license 6 nationally recognized brands and the products are sourced and sold through all major levels of retail distribution. Our owned brands include the Perry Ellis family, Axis, Tricots St. Raphael, Jantzen, John Henry, Cubavera, the Havanera Co., Natural Issue, Munsingwear, Grand Slam, Original Penguin, Mondo di Marco, Redsand, Pro Player, Manhattan, Axist, Savane, Farah, Gotcha, Girl Star and MCD. We have developed over 42 sub-brands from these brands, including Perry Ellis America and Southpoint. We also distribute the PING, Nike, JAG, Dockers, Champions Tour and PGA TOUR brands under license arrangements.

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

Perry Ellis. The Perry Ellis and Perry Ellis portfolio brands, which we believe together generate over $1 billion in annual retail sales, are associated with elegance, quality, value, comfort and innovative designs. The Perry Ellis brand appeals primarily to higher-income, status conscious, professional men. The Perry Ellis branded products are sold in upscale department, specialty, and major department stores. We also license the Perry Ellis brand to third parties for a wide variety of apparel and non-apparel products.

Axis and Axist. The Axis brand is associated with the casual “California” lifestyle that affords quality, value, comfort and innovative designs. The Axis brand appeals primarily to higher-income, status conscious, professional men. We sell sportswear and activewear under the Axis brand, which is sold primarily at upscale department and specialty stores. The Axist brand appeals to middle-income men. The brand is associated with quality and value and is exclusively sold at Kohl’s.

Tricots St. Raphael. The Tricots St. Raphael brand is associated with a sophisticated traditional lifestyle featuring quality, unique designs and fabrics. The Tricots St. Raphael brand appeals primarily to higher-income, status conscious, professional 40-60 year-old men. We sell sportswear and sweaters under the Tricots St. Raphael brand, which is sold primarily at upscale department and specialty stores.

Jantzen. The Jantzen brand has a history of over 90 years and has been synonymous with swimwear design and innovation. The brand’s iconic red diving girl logo has evolved for almost a century and remains eternally timeless. Utilizing its rich archival collection combined with its modern day approach to marketing, the collection is sold in upscale, specialty and major department stores.

John Henry. The John Henry brand appeals to middle-income men. The brand is well known, is associated with quality and value, and is primarily sold in national and regional chain stores. Our John Henry product offerings form a “dress casual collection” as John Henry is considered a designer brand at national and regional chain stores.

Cubavera and the Havanera Co. The Cubavera and the Havanera Co. brands appeal to Hispanic males between the ages of 25-45 and consumers who embrace Hispanic lifestyle brands. Cubavera is currently sold in major department stores as well as specialty stores around the country, while the Havanera Co. brand is sold exclusively at JC Penney.

Natural Issue. The Natural Issue brand appeals to middle-income men. Natural Issue’s products include dress casual shirts, sweaters and pants. We have expanded our pants products to include the Natural Issue Executive Khaki pants line with cotton fabric, as well as twill and corduroy fabrics. Natural Issue is primarily sold in national and regional chain stores.

Grand Slam. Grand Slam is an American heritage brand and appeals to middle-income men who prefer classic casual golf apparel. The Grand Slam brand is primarily sold at Kohl’s.

Original Penguin. We re-introduced the Original Penguin brand with its signature penguin icon logo in fiscal 2003, which is a lifestyle product for the Generation X and Y men and women who are suburban upper-middle class. The line offers vintage inspired sportswear that its targeted consumers’ fathers used to wear. The product line is primarily sold at upscale department and upper tier specialty stores and includes apparel, shoes and accessory items. The brand was introduced to the European market in fiscal 2007.

Mondo di Marco. The Mondo di Marco collection represents the essence of its Italian heritage with a modern sportswear approach and appeals to status-driven men. The brand is sold at upscale department stores and upper tier specialty stores.

Redsand. Founded on the beaches of Southern California, Redsand is firmly rooted in the progressive youth culture. Inspired by the independent spirit fundamental to the coastal lifestyle, the brand is designed to inspire self-expression and is a product of the fusion of nature, music, surf and art. Redsand is sold in national specialty and surf store chains.

Pro Player. Pro Player is an authentic brand with tremendous unisex and cross-generational appeal. The brand is committed to innovative design and quality fabrics, and appeals to health conscious men who enjoy outdoor activities. The brand is sold at national and regional chain stores.

Savane. This brand is associated with quality, value, performance and innovative designs and appeals primarily to middle-income, professional men. Its products are sold in department stores and specialty stores.

Farah. This brand is associated with value and comfort and appeals primarily to middle-income, men in the United Kingdom. Farah brand bottoms currently hold the top market share position in the United Kingdom with its products distributed in department stores, specialty stores, mail order and discount club markets.

Gotcha. We acquired the Gotcha brand during fiscal 2006. The brand is marketed as an accessible California youth lifestyle brand, widely distributed to mid-tier and action sports accounts. The company has a strong portfolio of licensees, both domestically and internationally, selected for their expertise in specific categories.

Girl Star. We acquired the Girl Star brand during fiscal 2006. Juniors swimwear launched in 2007 with placement in better department stores and specialty accounts. In 2008 we will continue to develop this distribution, while candidates are interviewed for complementary product lines.

MCD. We acquired the MCD brand during fiscal 2006. The brand will be relaunched focusing on the action sports specialty market. The spring 2007 program will target the hardcore surf/skate youth consumer.

Manhattan. The Manhattan brand is associated with dress casual apparel sold primarily to mass merchants and upscale specialty stores.

Dockers. We have a license agreement with Levi Straus & Co. to manufacture and distribute men’s cloth outerwear in the United States and Mexico. The line includes men’s jackets, coats and synthetic fleece. We believe that this license agreement broadens our product base and attracts new customers.

PGA TOUR and Champions Tour. We are the exclusive U.S. men’s apparel licensee for the PGA TOUR and Champions Tour brands for department and chain store channels of distribution. The license expires July 31, 2007 and contains a five year automatic renewal. The PGA TOUR features the game’s biggest names and most competitive players in the world. The official season covers virtually every major market in North America with hundreds of thousands of on-site fans and millions of television viewers worldwide. Products under the PGA TOUR label include golf shirts, outerwear, sweaters, pants and shorts. The brand is sold to mid-tier department stores and sporting good stores. Our agreement with the PGA TOUR also includes the rights to sell apparel under the Champions Tour label. The Champions Tour showcases the most accomplished and revered players in golf. Formerly called the Senior PGA TOUR, the Champions Tour has been labeled the most successful senior sports venture in history. Products under both the PGA TOUR and the Champions Tour label include golf shirts, outerwear, sweaters, pants and shorts. The brand is sold exclusively through Federated/May Department Stores.

Nike. We have a license agreement with Nike to design and market men’s, women’s, junior’s, boy’s and girl’s swimwear, men’s and junior’s competitive swimwear, and swimwear apparel and accessories. Swim products are sold through sporting good stores, specialty stores, team dealers and department stores. The license agreement expires in May 2009, with a potential renewal through 2011.

JAG. We acquired the exclusive license for JAG branded men’s and women’s swimwear and cover-ups in May 2006. The license expires June 30, 2011 and we have the automatic option to renew the license for three years. This brand has been a major player in the swimwear arena for the past two decades. JAG swimwear is intended for an active woman seeking functionality and style from her swimwear. It is sold in major department stores, national chains and specialty stores.

PING. We are the worldwide master licensee for men’s, boy’s and ladies apparel for the prestigious PING golf brand, which appeals to golfers and high-income, status conscious men. The license expires in December 2008, with annual renewal extensions. The brand is a well-known golf brand, which we positioned to be associated with the highest standard of quality in the golf business. Products under this brand include golf shirts, sweaters, shorts and outerwear. The brand is sold primarily in golf shops, top-tier specialty, department stores and the corporate wear market.

Private Label. In addition to our sales of branded products, we sell products to retailers for marketing as private label for their own store lines. In fiscal 2007, we sold private label products to Kohl’s, Dillards, J.C. Penney, Mervyns, Sears, BJ’s Wholesale Club, Stein Mart, Inc. and Wal-Mart. Private label sales generally yield lower gross margins than sales of comparable branded products. Private label sales accounted for approximately 22% and 25% of our total revenues during fiscal 2007 and 2006, respectively. The majority of our fiscal 2007 private label sales relate to our bottoms product category, which utilizes our production and replenishment expertise.

Products and Product Design

We offer a broad line of high quality men’s casual sportswear, dress shirts and pants, jeans wear, golf apparel, sweaters, sports apparel, outerwear, swimwear and swim accessories, active wear and leather accessories. Our women’s wear offerings include swimwear and swim accessories and sportswear. Substantially all of our products are designed by our in-house staff utilizing our advanced computer-aided design technology. This technology enables us to produce computer-generated simulated samples that display how a particular style will look in a given color and fabric before it is actually produced. These samples can be printed on paper or directly onto fabric to accurately present the colors and patterns to a potential customer. In addition, we can quickly alter the simulated sample in response to our customers’ comments, such as change of color, print layout, collar style and trimming, pocket details and/or placket treatments. The use of computer-aided design technology minimizes the time-consuming and costly need to produce actual sewn samples prior to retailer approval, allows us to create custom-designed products meeting the specific needs of customers and reduces a product’s time to market, from conception to the delivery of the product to customers.

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

Our products include:

Tops. We offer a broad line of sport shirts, dress shirts, sweaters, fleece, outerwear and jackets. This includes cotton and cotton-blend printed, yarn-dyed and solid knit shirts, cotton woven shirts, silk, cotton and rayon printed button front sport shirts, linen sport shirts, golf shirts, and embroidered knits and woven shirts. Our shirt line also includes dress shirts, dress casual shirts, brushed twill shirts, jacquard knits and yarn-dyed flannels. Additionally, we are one of the leading distributors of guayabera-style shirts in the United States. We market shirts under a number of our own brands as well as the private labels of our retail customers. Our tops are produced in a wide range of men’s sizes, including sizes for the big and tall men’s market. Sales of tops accounted for approximately 44%, 46%, and 60% of our net sales during fiscal 2007, 2006, and 2005, respectively. The reduction of tops sales as a percentage of total net sales in fiscal 2007 from previous years is a direct result of the Tropical acquisition in February, 2005.

Bottoms. Our bottoms line includes a variety of styles of wool, wool-blend, linen and polyester/rayon dress pants, casual pants in cotton and polyester/cotton and linen/cotton walking shorts. We market our bottoms as single items or as a collection to complement our shirt lines. Sales of bottoms accounted for approximately 45%, 44%, and 19% of our net sales during fiscal 2007, 2006, and 2005, respectively. The sale of bottoms in fiscal 2007 continued to represent a greater percentage of our net sales as a result of the Tropical acquisition.

Swimwear. Our swimwear line includes women’s, men’s and junior’s swimwear and accessories. Sales of swimwear and accessories accounted for approximately 8%, 7% and 13% of net sales during fiscal 2007, 2006 and 2005, respectively. The slight increase over fiscal 2006 reflects the introduction of the JAG line, as well as our continued focus on improving profitability and distribution of the Jantzen line.

Accessories. We also offer accessories under our existing brands, as well as private label. The majority of the accessories we sell are leather accessories. Accessories accounted for approximately 3%, 3%, and 8% of net sales during each of fiscal 2007, 2006 and 2005, respectively.

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

As of January 31, 2007, we were the licensor in 139 license agreements, 45 domestic and 94 international, for various products including footwear, men’s suits, sportswear, dress shirts and bottoms, underwear, loungewear, outerwear, active wear, neckwear, fragrances, eyewear and accessories. Wholesale sales of licensed products by our licensees were approximately $444 million, $438 million, and $456 million in fiscal 2007, 2006, and 2005, respectively. We received royalties from these sales of approximately $22.2 million, $21.9 million, and $22.8 million in fiscal 2007, 2006, and 2005, respectively. We believe that our long-term licensing opportunities will continue to grow domestically and internationally. See our Consolidated Financial Statements and the related notes in this report for further information.

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

We operate 35 retail outlet stores through which we sell Perry Ellis products directly to the public. These retail stores are generally located in upscale retail outlet malls. We also operate 5 retail stores through which we sell Original Penguin products and 1 store near one of our corporate warehouse facilities. We recently launched E-commerce web sites for our Perry Ellis and Original Penguin brands.

We believe that customer service is a key factor in successfully marketing our apparel products. We coordinate efforts with customers to develop products meeting their specific needs using our design expertise and computer-aided design technology. Utilizing our sourcing capabilities, we strive to produce and deliver products to our customers on a timely basis.

Our in-house sales staff is responsible for customer follow-up and support, including monitoring prompt order fulfillment and timely delivery. We utilize EDI and the Internet for certain customers in order to provide advance-shipping notices, process orders and conduct billing operations. In addition, certain customers use the EDI system to communicate their weekly inventory requirements per store to us. We then fill these orders either by shipping directly to the individual stores or by sending shipments, individually packaged and bar coded by store, to a centralized customer distribution center.

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

We have recently invested in the Oracle Retail (formally known as Retek and Profit Logic) suite of products with the goal of reducing markdowns, increasing inventory turns and increasing revenues while automating the process. The different modules will allow us to monitor our customers’ product by store and quickly react to changes in consumer behavior. The suite also includes best of breed store inventory and point of sales software, which will allow us to keep just in time inventory at our retail stores. This investment shows our commitment to understanding our consumer in order to strengthen our brands as well as our effort to support the continued expansion of our direct retail businesses. Additionally we invested in Trade Management Oracle Financials software to quickly and positively resolve customer claims, while tracking employee accountability.

We sell merchandise to a broad spectrum of retailers, including national and regional chain, upscale department, mass merchant and specialty stores. Our largest customers include Federated/May, Dillard’s, Wal-Mart, J.C. Penney, and Kohl’s. We have developed and maintained long-standing relationships with these customers, including Dillard’s (more than 25 years), Federated/May (more than 25 years), J.C. Penney (more than 25 years), Wal-Mart (16 years) and Kohl’s (13 years). We also sell merchandise to corporate wear distributors.

Net sales to our five largest customers accounted for approximately 50%, 46%, and 32% of net sales in fiscal 2007, 2006, and 2005, respectively. For fiscal 2007, three customers accounted for over 10% of net sales Kohl’s, Federated/May and Wal-Mart accounted for approximately 13%, 11% and 11% of net sales, respectively. For fiscal 2006, two customers accounted for over 10% of net sales Federated/May and Wal-Mart accounted for 13% and 11% of net sales, respectively. For fiscal 2005, no customer accounted for more than 10% of net sales.

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

Sales and receivables are recorded when inventory is shipped. Our backlog of orders includes confirmed and unconfirmed orders, which we believe, based on our past experience and industry practice will be confirmed. As of April 1, 2007, the backlog for orders of our products, all of which are expected to be shipped during fiscal 2008, was approximately $388 million, as compared to approximately $343 million as of April 1, 2006. The amount of unfilled orders at a point in time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and the scheduling of the sourcing and shipping of the product, which in most cases depends on the desires of the customer. Our backlog is also affected by an on-going trend among retailers to reduce the lead-time on their orders. In recent years, our customers have been more cautious of their inventory levels and have delayed placing orders and re-orders compared to our previous experience. Due to these factors, and because of the Tropical acquisition, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Supply of Products and Quality Control

We currently use independent contract manufacturers to supply the substantial majority of the products we sell. Of the total dollar value of sourced products in fiscal 2007, 65% was sourced from suppliers in Asia, 26% was sourced from suppliers in South and Central America and 9% was sourced from suppliers in the Middle East, respectively. We believe that the use of numerous independent contract manufacturers allows us to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and the costs of maintaining and operating production facilities. We have had relationships with some suppliers for as long as 30 years, however, none of these relationships are formal or require either party to purchase or supply any fixed quantity of product.

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

Import and Import Restrictions

Our import operations are subject to constraints imposed by bilateral trade agreements between the United States and a number of foreign countries. These agreements impose quotas on the amount and type of goods that can be imported into the United States from some countries. Most of our imported products are also subject to United States customs duties.

We closely monitor developments in quotas, duties, and tariffs and continually seek to minimize our exposure to these risks through, among other things, geographical diversification of our contract manufacturers, maintaining our overseas offices, allocating overseas production to product categories where more quotas are available, and shifting of production among countries and manufacturers.

Under the terms of the World Trade Organization (“WTO”) Agreement on Textiles and Clothing, WTO members removed all quotas effective January 1, 2005, and the current environment over textile quotas continues to rapidly change. While the danger of quota embargoes has largely subsided since the removal of quotas for most WTO member countries, threats to some apparel categories in China (and most recently, Vietnam) present themselves on occasion through proposed protectionist legislation in the US Congress. These events are closely monitored and our board and executive level memberships in various apparel trade associations ensure early awareness and communication to our sourcing staff.

We believe that our extensive management and sourcing capability, our flexible sourcing model, and our experience and relationships throughout the world enable us to take advantage of the changing textile and apparel environment. Because of our sourcing experience, capabilities and relationships, we believe we are well positioned to take advantage of the changing textile and apparel quota environment.

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

Employees

As of March 20, 2007, we had approximately 1,930 employees worldwide compared to approximately 1,950 employees as of March 23, 2006. Some of our employees at our Winnsboro, South Carolina distribution facility are subject to a collective bargaining agreement, which expires in August 2008. None of our other employees are subject to collective bargaining agreements. We consider our employee relations to be satisfactory.

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

We rely on a few key customers, and a significant decrease in business from the loss of any one key customer or key program would substantially reduce our revenues and harm our business.

We derive a significant amount of our revenues from a few major customers. For example, net sales to our five largest customers totaled approximately 50%, 46%, and 32% of net sales during fiscal 2007, fiscal 2006, and fiscal 2005, respectively. For fiscal 2007, three customers accounted for over 10% of net sales Kohl’s, Federated/May and Wal-Mart accounted for 13%, 11% and 11% of net sales respectively. For fiscal 2006, two customers accounted for over 10% of net sales, Federated/May and Wal-Mart accounted for approximately 13% and 11% of net sales, respectively. During fiscal 2005, no customer accounted for more then 10% of our net sales. A significant decrease in business from or loss of any of our major customers could harm our financial condition by causing a significant decline in revenues attributable to such customers.

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

Although a relatively small portion of our net income is derived from licensing income received from our licensing partners, the interruption of the business of several of our licensing partners or the lose of several licenses at any one time could adversely affect our royalty income and net income. Licensing income accounted for $22.2 million or 2.7 % of total revenues for fiscal 2007.

We currently license the Dockers, PING, Nike, JAG, Champions Tour and PGA TOUR brands from third parties. These licenses vary in length of term, renewal conditions and royalty obligations. The average term of these licenses is three to five years with automatic renewals depending upon whether we achieve certain targeted sales goals. We may not be able to renew or extend any of these licenses on favorable terms, if at all. If we are unable to renew or extend any of these licenses, we could experience a decrease in net sales.

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

We have a significant amount of debt. As of January 2007, we had $237 million of debt outstanding (excluding amounts outstanding under our letter of credit facilities).

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

Our ability to pay interest on our indebtedness and to satisfy our other debt obligations will depend upon, among other things, our future operating performance and cash flow and our ability to refinance indebtedness when necessary. Each of these factors is, to a large extent, dependent on general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If, in the future, we cannot generate sufficient cash from operations to make scheduled payments on our indebtedness or to meet our liquidity needs or other obligations, we will need to refinance our existing debt, obtain additional financing or sell assets. We cannot assure that we will be able to renegotiate or refinance any of our debt on commercially reasonable terms or at all. In addition, our interest expense may increase if general economic conditions result in an increasing interest rate environment because most of our debt is based on variable as opposed to fixed rates. We cannot assure that our business will generate cash flow, or that we will be able to obtain funding sufficient to satisfy our debt service requirements.

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

We own our principal executive and administrative office, warehouse and distribution facility, which is located in a 230,000 square foot facility in Miami, Florida. This facility is encumbered by an $11.2 million mortgage, due August 1, 2009. For purposes of potential future expansion, we own approximately three acres of land adjacent to this facility.

We lease two facilities from our chairman and chief executive officer, in Miami, totaling approximately 66,000 square feet, which house warehouse distribution and administrative office functions. These facilities have ten year leases expiring in 2014.

We own a 345,000 square foot distribution center in Seneca, South Carolina, a 380,000 square foot distribution facility in Winnsboro, South Carolina, and a 305,000 square foot distribution facility in Tampa, Florida. The facility in Tampa, Florida is encumbered by a $14.9 million mortgage due June 7, 2016.

We own three administrative office units totaling 12,000 square feet in a building in Beijing, China. These facilities are encumbered by $1.1 million in mortgages due October 12, 2015.

We lease several locations in New York City, totaling approximately 157,000 square feet, with leases expiring from December 2007 to May 2014. These locations are used for office, design, and showroom space.

We lease 19,000 square feet for office space used by our swimwear business in Portland, Oregon, pursuant to a lease, which expires in December 2009.

We lease 10,700 square feet for office space used by our action sportsbrand business in Irving, California, pursuant to a lease, which expires in August 2008.

We lease 5,540 square feet of office space used by our outerwear business in Seattle, Washington, pursuant to a lease which expires 2011.

We lease 10,000 square feet of office space used by our California lifestyle sportswear brands in Los Angeles, California, pursuant to a lease which expires 2010.

We also lease 40 retail stores, comprising approximately 105,000 square feet of selling space.

Item 3.	Legal Proceedings

In January 2007, Victory International (USA) LLC (“Victory”) filed a lawsuit against us and other named defendants in the United States District Court for the District of New Jersey, alleging fraud, interference with contract and other violations, in connection with our rejection of consent to the request by Parlux Fragrances, Inc. (“Parlux”) to assign the Perry Ellis fragrance license to Victory. In March 2007, Victory filed an amended complaint adding additional defendants, and adding allegations of price fixing and racketeering by defendants. Victory is seeking $250 million in damages. We believe we have defenses to all claims raised in this lawsuit and are vigorously defending the lawsuit. In addition, we believe that this claim is without merit and that under the terms of our purchase agreement with Parlux we have indemnification rights.

Accordingly, pursuant to the Agreement dated December 6, 2006, between Parlux and us for the purchase of the fragrance assets and termination of the Perry Ellis fragrance license, we have notified Parlux that we are seeking indemnification and reimbursement for all costs and expenses relating to the Victory lawsuit. In February 2007, Parlux filed a complaint in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida against us seeking declaratory relief that Parlux does not have an obligation to indemnify us for the costs and expenses relating to the Victory litigation, and we filed our answer. In March 2007, Parlux filed a motion for speedy disposition, which is pending. We believe that this claim is without merit and we are vigorously defending the claim.

We are also a party to other pending legal proceedings arising in the normal course of business, including claims arising from the use of trademarks. We do not believe that the resolution of any pending claims will have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

(a)	Market Information

Our common stock is currently listed for trading on the NASDAQ Global Select Market under the symbol “PERY” and was previously listed for trading on the Nasdaq Global Market (formerly the Nasdaq National Market) under the symbol “PERY” since June 1999. Prior to that date, our trading symbol was “SUPI” based upon our former name, Supreme International Corporation. The following table sets forth, for the periods indicated, the range of high and low per share bids of our common stock as reported by the Nasdaq National Market. Such quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Fiscal 2006 and 2007 share prices have been restated to give effect to the 3 for 2 stock split in December 2006.

	High	Low
Fiscal Year 2006
First Quarter	$15.81	$13.13
Second Quarter	16.17	12.63
Third Quarter	17.50	13.10
Fourth Quarter	15.02	12.55

Fiscal Year 2007
First Quarter	$15.40	$13.77
Second Quarter	17.43	14.73
Third Quarter	25.17	16.09
Fourth Quarter	30.09	23.14

(b)	Holders

As of April 10, 2007, there were approximately 132 shareholders of record of our common stock. We believe the number of beneficial owners of our common stock is in excess of 1,100.

(c)	Dividends

We have not paid any cash dividends since our inception and do not contemplate doing so in the near future. Payment of cash dividends is prohibited under our senior credit facility and indentures governing our senior secured notes and senior subordinated notes. See Notes 15 through 19 to the consolidated financial statements of Perry Ellis included in Item 8 of this Report. Any future decision regarding payment of cash dividends will depend on our earnings and financial position and such other factors, as our board of directors deems relevant.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information for Fiscal 2007

The following table summarizes as of January 31, 2007 the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders(1)	1,957,548	$9.88	1,415,915
Equity compensation plans not approved by security holders	—	—	—

Total	1,957,548	$9.88	1,415,915

(1)	Represents awards made pursuant to our 2002 Equity Compensation Plan, our 1993 Stock Option Plan and our 2005 Long Term Plan.

(e)	Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return on the Nasdaq Composite and The S&P Apparel, Accessories & Luxury Goods Index commencing on February 1, 2002 and ending January 31, 2007. The graph presented in our 2006 proxy statement compared the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Stock Market – U. S. Index. We have changed the index to the Nasdaq Composite Index because the Nasdaq Stock Market – U. S. index was eliminated in July 2006. As a result of the elimination of the Nasdaq Stock Market – U. S. Index, we cannot provide a comparison of the newly selected index to the previously used index The graph assumes that $100 was invested on February 1, 2002 in our common stock or in the Nasdaq Composite Index and The S&P Apparel, Accessories & Luxury Goods Index, and that all dividends are reinvested. Past performance is not necessarily indicative of future performance.

	Base 2002	2003	2004	2005	2006	2007
Perry Ellis International, Inc.	$100.00	$232.27	$296.53	$281.33	$270.80	$601.80
NASDAQ Composite	100.00	67.71	106.18	110.50	128.60	128.35
S & P Apparel, Accessories & Luxury Goods	100.00	96.51	112.90	143.20	157.76	201.50

(f)	Sales of Unregistered Securities

Between February 2006 and April 2006, we granted stock options to three employees to purchase an aggregate of 23,400 shares of our common stock at exercise prices ranging between $13.77 and $15.09 per share. These options were all granted at the fair market value of our common stock on the date of grant, vest over a period of between four and five years and expire 10 years after the date of issuance. The grants of these options were made in private transactions, without registration, pursuant to the exemption from registration provided by Section (4)(2) of the Securities Act of 1933, as amended.

(g)	Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

During the last quarter of fiscal 2007, we did not purchase any shares of our common stock, no one made any such purchases on our behalf, and none of our affiliates purchased any shares of our common stock except upon the exercise of outstanding stock options.

Item 6.	Selected Financial Data

Summary Historical Financial Information

(Amounts in thousands, except for per share data)

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of Perry Ellis and related Notes thereto included in Item 8 of this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Shares and per share data have been restated to give effect to the 3 for 2 stock split in December 2006.

Fiscal Year Ended January 31,	2007	2006	2005	2004	2003
Income Statement Data:
Net sales	$807,616	$827,504	$633,774	$484,198	$277,028
Net royalty income	22,226	21,910	22,807	21,718	28,813

Total revenues	829,842	849,414	656,581	505,916	305,841
Cost of sales	554,046	586,900	448,531	338,781	205,001

Gross profit	275,796	262,514	208,050	167,135	100,840
Selling, general and administrative expenses	204,883	195,236	153,282	117,300	63,850
Depreciation and amortization	11,608	9,557	6,557	5,043	3,583

Operating income	59,305	57,721	48,211	44,792	33,407
Costs on early extinguishment of debt	2,963	—	—	7,317	—
Interest expense	21,114	21,930	14,575	16,414	15,795

Income before minority interest and income tax provision	35,228	35,791	33,636	21,061	17,612

Minority interest	508	470	467	214	89

Income taxes	12,311	12,639	12,207	7,695	6,726

Net income	$22,409	$22,682	$20,962	$13,152	$10,797

Net income per share:
Basic	$1.55	$1.59	$1.53	$1.14	$1.13
Diluted	1.45	1.51	1.44	1.06	1.10

Weighted average number of shares outstanding
Basic	14,504	14,301	13,685	11,525	9,581
Diluted	15,455	15,050	14,598	12,444	9,825

Other Financial Data:
EBITDA (a)	$70,913	$67,278	$54,768	$49,835	$36,990
Cash flows from operations	31,596	80,546	23,080	(11,314)	(16,796)
Cash flows from investing	(16,755)	(106,641)	(17,786)	(44,887)	(47,349)
Cash flows from financing	(20,360)	30,520	(1,217)	52,409	67,479
Capital expenditures	(15,968)	(14,460)	(13,971)	(8,673)	(22,077)

Balance Sheet Data (at year end):
Working capital	$229,682	$228,550	$207,803	$192,931	$119,898
Total assets	593,206	570,014	514,960	480,401	331,237
Total debt (b)	237,737	259,245	233,031	257,158	194,432
Total stockholders' equity	246,634	219,380	194,568	150,883	99,402

a)	EBITDA represents earnings before interest expense, cost on early extinguishment of debt, depreciation and amortization, minority interest and income taxes as outlined below in tabular format. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, and does not represent cash flow from operations. EBITDA is presented solely as a supplemental disclosure because we believe that it is a common measure of operating performance in the apparel industry. The following provides a reconciliation of net income to EBITDA:

Fiscal Year Ended January 31, In thousands
	2007	2006	2005	2004	2003
Net income	$22,409	$22,682	$20,962	$13,152	$10,797

Dep reciation & amortization	11,608	9,557	6,557	5,043	3,583
Interest exp ense	21,114	21,930	14,575	16,414	15,795
Income taxes	12,311	12,639	12,207	7,695	6,726
Minority interest	508	470	467	214	89
Costs of early extinguishment of debt	2,963	—	—	7,317	—

EBITDA	$70,913	$67,278	$54,768	$49,835	$36,990

b)	Total debt includes balances outstanding under Perry Ellis’ senior credit facility, senior secured notes, senior subordinated notes, real estate mortgages, and lease payable long term.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are one of the leading apparel companies in the United States. We control a portfolio of major brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution in up to 15,000 doors. Our portfolio of highly recognized brands includes the Perry Ellis family of brands, which we believe together generate over $1 billion in annual retail sales, Axis, Tricots St. Raphael, Jantzen, John Henry, Cubavera, the Havanera Co., Natural Issue, Munsingwear, Grand Slam, Original Penguin, Mondo di Marco, Redsand, Pro Player, Manhattan, Axist, Savane, Farah, Gotcha, Girl Star and MCD. We also (i) license the Nike brand for swimwear and swimwear accessories, (ii) license the JAG, across multiple distribution channels and look for further expansion in this area. brand for men’s and women’s swimwear and cover-ups, (iii) are the worldwide master licensee for PING golf apparel, (iv) license the PGA TOUR, including Champions Tour for golf apparel, and (v) are the Dockers licensee for outerwear.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate wear market, as well as clubs and independent retailers in the United States, Canada, the United Kingdom and Europe. Our largest customers include Federated/May, Dillard’s, Wal-Mart, J.C. Penney, and Kohl’s. As of March 1, 2007, we also operated 35 Perry Ellis retail outlet stores located primarily in upscale retail outlet malls across the United States as well as 5 Original Penguin retail stores located in upscale demographic markets. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through approximately 45 domestic and approximately 94 international license agreements.

Our wholesale business, which is comprised of men’s and women’s sportswear, swimwear and swimwear accessories, accounted for 97% of our total revenues in fiscal 2007, and our licensing business accounted for approximately 3% of our total revenues in fiscal 2007. We have traditionally focused on the men’s sportswear market, which represented approximately 92% of our total wholesale revenues in fiscal 2007, while our women’s and men’s swimwear market represented approximately 8% of our total wholesale revenues in fiscal 2007.

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

Recent Accounting Pronouncements

See Notes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for recent accounting pronouncements.

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in this report is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets, the measurement of retirement related benefits and stock-based compensation.

Revenue Recognition. Sales are recognized at the time legal title to the product passes to the customer, generally FOB Perry Ellis’ distribution facilities, net of trade allowances and a provision for estimated returns and other allowances. Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. We believe that our revenue recognition policies conform to Topic 13: Revenue Recognition.

Accounts Receivable. We maintain an allowance for doubtful accounts receivables and an allowance for estimated trade discounts, co-op advertising, allowances provided to retail customers to flow goods through the retail channel, and losses resulting from the inability of our retail customers to make required payments considering historical and anticipated trends. Management review theses allowances and considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimates made by management may also change, which could affect the level of future provisions.

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

Intangible Assets. We have, at the present time, only one class of indefinite lived assets, trademarks. We review our intangible assets with indefinite useful lives for possible impairments on an annual basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 and perform impairment testing as of February 1st of each year by among other things, obtaining independent third party valuations. We evaluate the “fair value” of our identifiable intangible assets for purposes of recognition and measurement of impairment losses. Evaluating indefinite useful life assets for impairment involves certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations, historical and anticipated performance of our operations and other factors. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected.

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

The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses. If our estimates and assumptions about future taxable income are not appropriate, the value of our deferred tax asset may not be recoverable, and may result in an increase to our valuation allowance that will impact current earnings.

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

Retirement-Related Benefits. The pension obligations related to our defined benefit pension plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate, expected return of plan assets, future compensation increases, and other factors, which are updated on an annual basis. Management is required to consider current market conditions, including changes in interest rates, in making these assumptions. Actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect the recognized pension expense or benefit and our pension obligation in future periods. The fair value of plan assets is based on the performance of the financial markets, particularly the equity markets. Therefore, the market value of the plan assets can change dramatically in a relatively short period of time. Additionally, the measurement of the plan’s benefit obligation is highly sensitive to changes in interest rates. As a result, if the equity market declines and/or interest rates decrease, the plan’s estimated accumulated benefit obligation could exceed the fair value of the plan assets and therefore, we would be required to establish an additional minimum liability, which would result in a reduction in shareholder’s equity for the amount of the shortfall. For fiscal 2007, 2006 and 2005, we did not record an additional minimum pension liability.

Stock-Based Compensation. Our stock-based award programs are intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. As of January 31, 2007, we had three stock-based compensation plans.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which amended SFAS No. 123. SFAS No. 123(R) requires that share-based awards granted to employees be fair valued on the date of grant and the related expense recognized over the requisite service period, which is generally the vesting period of the award. We adopted SFAS No. 123(R) on February 1, 2006, the first day of fiscal 2007. Prior to fiscal 2006, we accounted for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25 which required recognition of compensation expense using the intrinsic value method, whereby compensation expense was determined as the excess of the market value of the underlying stock over the exercise price of the option at the date of grant. Consequently, no stock-based compensation expense for stock option grants was reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Beginning February 1, 2007, we have applied the modified prospective application of SFAS No. 123(R) to all our stock-based awards. In accordance with SFAS No. 123(R), compensation cost must be recognized over the requisite service period if it is probable that the performance condition will be satisfied. We use our best judgment to determine whether it is probable the performance conditions will be satisfied at each reporting period and record compensation costs accordingly; however, the recognition or non-recognition of such compensation cost remains subject to uncertainty. If the performance conditions are not met for performance vesting restricted stock, no compensation costs will be recognized for those shares and any compensation cost recognized previously for those shares will be reversed.

The fair value of these options is estimated at the date of grant using the Black-Scholes Option Pricing Model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including: expected volatility based on the historical price of the our common stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on our history and expectation of dividend payments. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Our Results of Operations for Fiscal 2007

The following table sets forth, for the periods indicated, selected items in our consolidated statements of income expressed as a percentage of total revenues:

Fiscal Year Ended January 31	2007	2006	2005
Net sales	97.3%	97.4%	96.5%
Royalty income	2.7%	2.6%	3.5%

Total revenues	100.0%	100.0%	100.0%
Cost of sales	66.8%	69.1%	68.3%

Gross profit	33.2%	30.9%	31.7%
Selling, general and administrative expenses	24.7%	23.0%	23.3%
Depreciation and amortization	1.4%	1.1%	1.0%

Operating income	7.1%	6.8%	7.3%
Costs on early extinguishment of debt	0.4%	0.0%	0.0%
Interest expense	2.5%	2.6%	2.2%

Income before minority interest and income taxes	4.2%	4.2%	5.1%
Minority interest	0.0%	0.0%	0.0%
Income tax provision	1.5%	1.5%	1.9%

Net income	2.7%	2.7%	3.2%

The following is a discussion of our results of operations for the fiscal year ended January 31, 2007 (“fiscal 2007”) as compared with the fiscal year ended January 31, 2006 (“fiscal 2006”) and fiscal 2006 compared with the fiscal year ended January 31, 2005 (“fiscal 2005”).

Our Fiscal 2007 Results as compared to our Fiscal 2006 Results

Net sales. Net sales in fiscal 2007 were $807.6 million, a decrease of $19.9 million, or 2.4%, from $827.5 million in fiscal 2006. This decline is mainly due to approximately $55 million from the impact of retail consolidation and the elimination of certain private label sportswear programs during the first half of the year, offset by net sales increases across a number of our business units, including bottoms, Perry Ellis accessories, swimwear and action sports, direct retail and international.

Accessories

Royalty income. Royalty income in fiscal 2007 was $22.2 million, an increase of $0.3 million, or 1.4%, from $21.9 million in fiscal 2006. The increase was due primarily to our addition of the Gotcha trademarks, as well as an increase in royalty income from the Farah and Savane licenses, offset by lower fragrance royalties. Royalty income is derived from agreements entered into by us with our licensees, which average three to five years in length. The vast majority of our license agreements require licensees to pay us a royalty based on net sales and require licensees to pay a guaranteed minimum royalty. Approximately 75% of our royalty income was attributable to guaranteed minimum royalties with the balance attributable to royalty income in excess of the guaranteed minimums for fiscal 2007.

Gross profit. Gross profit was $275.8 million in fiscal 2007, an increase of $13.3 million, or 5.0%, from $262.5 million in fiscal 2006. Despite lower sales during fiscal 2007, as compared to fiscal 2006, gross profit increased because of improved wholesale margins as discussed below. As a percentage of total revenue, gross profit margins were 33.2% in fiscal 2007 compared to 30.9% in fiscal 2006, an increase of 230 basis points. The improvement in the gross profit percentage was a result of improved wholesale margins, particularly Perry Ellis, swimwear, international, and direct to consumer retail.

Wholesale gross profit margins (which exclude the impact of royalty income) were 31.4% in fiscal 2007, compared to 29.1% in fiscal 2006. As described above, the increase came as a result of improved gross profit margin across several businesses, and strong retail sell-through performance which lowered our end of season clearance/markdown support and decreased off-price sales, as a result of better inventory planning and improved sourcing costs.

Selling, general and administrative expenses. Selling, general and administrative expenses in fiscal 2007 were $204.9 million, an increase of $9.7 million, or 5.0%, from $195.2 million in fiscal 2006. As a percentage of total revenues, selling, general and administrative expenses increased to 24.7% in fiscal 2007 as compared to 23.0% in fiscal 2006. The increase in selling, general and administrative expenses, on a percentage basis, is attributed to startup costs related to our expansion in direct to consumer retail, our wholesale expansion of Original Penguin in Europe and initial costs associated with the establishment of our Seattle based outerwear and JAG swimwear operations, offset by efficiencies in distribution and planned reductions in other selling, general and administrative expenses. Selling, general and administrative expenses also include approximately $0.8 million, or $0.05 per fully diluted share, related to stock option compensation expense as a result of the adoption of SFAS No. 123(R) and the introduction in our Long-Term Incentive Compensation plan of restricted share awards.

Depreciation and amortization. Depreciation and amortization in fiscal 2007 was $11.6 million, an increase of $2.0 million, or 20.8%, from $9.6 million in fiscal 2006. The increase is primarily due to an increase in property and equipment purchased during the second half of fiscal 2006 and the first half of fiscal 2007. As of January 31, 2007, we owned approximately $72.0 million of property, plant and equipment as compared to approximately $66.6 million as of January 31, 2006.

Cost on early extinguishment of debt. We incurred debt extinguishment costs of approximately $3.0 million during the first quarter of fiscal 2007, including call premium costs, write-off of bond issuance costs and costs associated with the termination of derivatives related to the redemption of our 9 1/2% senior secured notes on March 15, 2006.

Interest expense. Interest expense in fiscal 2007 was $21.1 million, a decrease of $.8 million, or 3.7%, from $21.9 million in fiscal 2006. The overall decrease in interest expense is primarily attributable to the decrease in our average borrowings under our senior credit facility, a shift of borrowings from the credit facility to a new lower interest rate mortgage, and the elimination of the senior secured notes payable during the first quarter of Fiscal 2007. The overall decrease was offset by increased interest expense primarily attributable to the impact of the elimination of the interest rate swaps on our senior subordinated notes and the increase in prime and LIBOR rates during fiscal 2007 as compared to fiscal 2006. We ended fiscal 2007 with $61.3 million in borrowings on our senior credit facility compared to a balance of $40.4 million for fiscal 2006.

Income taxes. The income tax provision for fiscal 2007 was $12.3 million, a $0.3 million decrease as compared to $12.6 million for fiscal 2006. For fiscal 2007, our effective tax rate was 34.9% as compared to 35.3% in fiscal 2006. The primary decrease in the effective rate was due to higher international operations which experience a lower tax rate.

Net income. Net income in fiscal 2007 was $22.4 million, a decrease of $.3 million, or 1.3%, from $22.7 million in fiscal 2006 as a result of the above-mentioned factors.

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

Interest expense. Interest expense in fiscal 2006 was $21.9 million, an increase of $7.3 million, or 50.0%, from $14.6 million in fiscal 2005. The overall increase in interest expense is primarily attributable to: (i) increased indebtedness under our senior credit facility as a result of the Tropical acquisition, (ii) the impact of the elimination of the interest rate swaps on our senior subordinated notes, and (iii) the impact of increased Prime and LIBOR rates during fiscal 2006. We ended fiscal 2006 with $40.4 million in borrowings on our senior credit facility compared to a balance of $10.8 million for fiscal 2005.

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

Our Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations, acquisitions and capital expenditures. We believe that as a result of the planned growth in our business, our working capital requirements will increase to accommodate higher accounts receivable and inventories. As of January 31, 2007, our total working capital was $229.7 million as compared to $228.6 million as of January 31, 2006. We believe that our cash flows from operations and borrowings under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets, which have a net book value of $28.7 million at January 31, 2007, have a substantially higher market value of approximately $50 million. These real estate assets provide us with additional capital resources. Additional borrowings against these real estate assets, however, would be subject to certain loan to value criteria established by lending institutions. Currently we have mortgage loans on these properties totaling $27.1 million.

Net cash provided by operating activities was $31.6 million in fiscal 2007 as compared to cash provided by operating activities of $80.5 million in fiscal 2006 and $23.1 million in fiscal 2005. The decrease of $48.9 million in the level of cash provided by operating activities in fiscal 2007 as compared to fiscal 2006 is primarily attributable to the collection of accounts receivable and the turnover of inventory acquired in the Tropical acquisition during fiscal 2006 that did not occur in fiscal 2007, an increase in accounts receivable of $5.2 million and inventory of $11.5 million in fiscal 2007 as compared to a decrease in accounts receivable of $13.3 million and inventory of $29.4 million during fiscal 2006. The increase of $57.4 million in the level of cash used in operating activities in fiscal 2006 as compared to fiscal 2005 is primarily attributable to the decrease in inventory, and the increase in accounts payable and accrued expenses, and higher net income.

Net cash used in investing activities was $16.8 million in fiscal 2007, which primarily reflects the purchases of property and equipment of $16.0 million, marketable securities of $2.6 million and re-acquisition of certain fragrance assets under the Perry Ellis name from Parlux, offset by the sale of the same assets for $63 million. Net cash used in investing activities was $106.6 million in fiscal 2006, which primarily reflects the acquisition of Tropical, net of cash acquired, for $79.9 million, the purchases of property and equipment of $14.5 million and the purchase of additional trademarks of $12.3 million in the Gotcha acquisition. Net cash used in investing activities was $17.8 million in fiscal 2005, which primarily reflects the purchases of property and equipment of $14.0 million and the purchase of additional trademarks of $3.8 million.

Net cash used in financing activities in fiscal 2007 was $20.4 million, which primarily reflects payments of $58.4 million to extinguish our senior secured notes and $0.6 million in connection with the termination of the swap agreements. The use of cash was off set by net borrowings of $21.0 million from our senior credit facility, as well as proceeds from our Tampa facility real estate mortgage loan of $14.8 million and proceeds from the exercise of stock options of $2.7 million. Net cash provided by financing activities in fiscal 2006 was $30.5 million, which primarily reflects the net borrowings on our senior credit facility of $29.6 million, proceeds from the exercise of employee stock options of $2.1 million and the payment for the termination of the swap agreement of $1.2 million. Net cash used in financing activities in fiscal 2005 was $1.2 million, which primarily reflects the net payments to our senior credit facility of $23.9 million, net proceeds of $21.1 million from our public offering of 950,000 shares of common stock completed in June 2004 and proceeds from the exercise of employee stock options of $0.9 million.

Acquisitions

On December 6, 2006, the Company signed a definitive agreement with and re-acquired from Parlux Fragrances Inc. (“Parlux”) for $42 million all rights, titles, interests, tangible and intangible assets, and for $21 million, inventory that Parlux maintained pursuant to a global license agreement to manufacture and distribute perfumery, fragrances, lotions, toiletries and cosmetics under the Perry Ellis brand. The agreement to re-acquire the Perry Ellis fragrance license and related assets in a cash transaction for a total of approximately $63 million was effective as of December 6, 2006, of which the inventory portion is subject to potential post-closing price adjustments. The Company funded this acquisition through its senior credit facility.

Subsequently, on January 25, 2007, the Company entered into an agreement (the “Agreement”) with Falic Fashion Group, LLC, a Florida limited liability company and a wholly owned subsidiary of Duty Free Americas, Inc. (“Falic”), pursuant to which the Company agreed to sell to Falic the assets purchased from Parlux. The total sales price for the assets sold was approximately $63 million of which $42 million related to tangible and intangible assets and $21 million was attributed to inventory and is subject to certain post-closing price adjustments.

Simultaneously with our sale of the fragrance assets, we entered into a license agreement with Falic pursuant to which we granted Falic an exclusive worldwide license to use certain trademarks in connection with the Perry Ellis brand with respect to the manufacture, advertising and sale of fragrance and other related products.

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

Senior Credit Facility

The following is a description of the terms of the senior credit facility with Wachovia Bank, National Association, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $175 million, except for a short term increase to $210 million which will expire May 1, 2007 to accommodate the Parlux transaction; (ii) the inventory borrowing limit is $90 million; (iii) the sublimit for letters of credit is up to $60 million; (iv) the amount of letter of credit facilities available outside of the facility is $100 million and (v) the outstanding balance is due at the maturity date of February 1, 2009.

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

Interest. Interest on the principal balance under the senior credit facility accrues, at our option, at either (a) our bank prime lending rate with adjustments depending upon our quarterly average excess availability plus excess cash or leverage ratio or (b) 1.30% above the rate quoted by our bank as the average monthly Eurodollar Rate for 1-month Eurodollar deposits with 20 to 25 basis point adjustments depending upon our quarterly average excess availability plus excess cash and leverage ratio at the time of borrowing.

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

Letter of Credit Facilities

As of January 31, 2007, we maintained six U.S. dollar letter of credit facilities totaling $160.0 million, one letter of credit facility totaling $3.2 million utilized by our Canadian joint venture, and one letter of credit facility totaling $0.6 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. As of January 31, 2007, there was $102.6 million available under existing letter of credit facilities.

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

Certain Covenants. The indenture governing the senior subordinated notes contains certain covenants which restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We are currently in compliance with all of the covenants in this indenture. We are prohibited from paying cash dividends under these covenants. We could be materially harmed if we violate any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, the letter of credit facilities and the real estate mortgage resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Real Estate Mortgages

In fiscal 2003, we acquired our main administrative office, warehouse and distribution facility in Miami and partially financed the acquisition of the facility with an $11.6 million mortgage. The real estate mortgage loan contains certain covenants. We are currently in compliance with all of our covenants under the real estate mortgage loan. We could be materially harmed if we violate any covenants because the lender under the real estate mortgage could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indenture relating to our senior subordinated notes resulting in all our of debt obligations becoming immediately due and payable, which we may not be able to satisfy. The mortgage loan matures on August 1, 2009. Interest is fixed at 7.123%

In October 2005, we acquired three administrative office units in a building in Beijing, China. The aggregate purchase price was $2.3 million, including closing costs. These purchases were partially financed with three variable interest mortgage loans totaling $1.2 million dollars in the aggregate. The mortgage loans mature on October 12, 2015. Interest rate is at Prime.

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

Contractual Obligations and Commercial Contingent Commitments

The following tables illustrate the balance of our contractual obligations and commercial contingent commitments as of January 31, 2007 and include the effects of the transactions and amendments discussed above that occurred during the year ended January 31, 2007:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior subordinated notes payable	$150,000	$—	$—	$—	$150,000

Senior credit facility	$61,347	$—	$61,347	$—	$—

Real estate mortgages	$27,277	$469	$12,235	$172	$14,401

Operating leases	$48,205	$9,505	$24,374	$5,555	$8,771

Royalty minimum guaranties	$22,038	$4,643	$15,409	$1,986	$—

Total contractual cash obligations	$308,867	$14,617	$113,365	$7,713	$173,172

	Amount of Contingent Commitment Expiration Per Period
Other Commercial Contingent Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of credit	$56,541	$56,541	$—	$—	$—

Standby letters of credit	$4,602	$4,602	$—	$—	$—

Total commercial commitments	$61,143	$61,143	$—	$—	$—

Total contractual obligations and other commercial contingent commitments	$370,010	$75,760	$113,365	$7,713	$173,172

Management believes that the combination of borrowing availability under the amended senior credit facility, letter of credit facilities, and funds anticipated to be generated from operating activities, will be sufficient to meet our operating and capital needs in the foreseeable future.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements”, as defined by applicable GAAP and SEC rules.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our financial position and results of operations as of and for the fiscal year ended January 31, 2007.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial statements represents the potential changes in the fair value, earnings or cash flows arising from changes in interest rates. We manage this exposure through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Our policy allows the use of derivative financial instruments for identifiable market risk exposure, including interest rate. Our significant derivative financial contracts are discussed below.

Derivatives on $57 Million Senior Secured Notes Payable

We had an interest rate swap and option (the “$57 million Swap Agreement”) for an aggregate notional amount of $57 million in order to manage the overall borrowing costs associated with our 9 1/2% senior secured notes. In March 2006, we terminated the $57 million Swap Agreement. See footnote 17 to the consolidated financial statements for further information. The $57 million Swap Agreement was a fair value hedge as it was designated against the 9 1/2% senior secured notes carrying a fixed rate of interest and converted such notes to variable rate debt. The $57 million Swap Agreement was reflected at fair value in our consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $57 million Swap Agreement recorded on our condensed consolidated balance sheet was $0.5 million as of January 31, 2006.

We also had an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. In March 2006, we terminated the $57 million Cap Agreement. See footnote 17 to the consolidated financial statements for further information. The $57 million Cap Agreement capped the interest rate on the senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $30,000 and $50,000 decrease of recorded interest expense on the consolidated statement of income for the fiscal years ended January 31, 2007 and 2006, respectively and a $300,000 increase of recorded interest expense on the consolidated statement of income for the fiscal year ended January 31, 2005. The fair value of the $57 million Cap Agreement recorded on our condensed consolidated balance sheet was ($586,000) as of January 31, 2006.

In fiscal 2003, we entered into an interest rate floor agreement for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. The $57 million Floor Agreement expired on March 15, 2005.

Derivatives on $150 million Senior Subordinated Notes Payable

We had interest rate swap agreements (the “$150 million Swap Agreement”) with Merrill Lynch & Co., Inc. (“Merrill”) and Wachovia Bank N. A. (“Wachovia”) each with a notional amount of $75 million for an aggregate notional amount of $150 million in order to manage the overall borrowing costs associated with the senior subordinated notes. The $150 million Swap Agreement was scheduled to terminate on September 15, 2013. Under the $150 million Swap Agreement, we were entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8 7/8% and were obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the six-month LIBOR rate plus 394 basis points for the period through September 15, 2013.

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

The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations:

Expected Maturity Date

Fiscal Years Ended January 31,

(In Millions)

	Less than 1 yr	1 - 3 yrs			4 - 5 yrs	After 5 yrs		Fair Value
	2008	2009	2010	2011	2012	Thereafter	Total	2007
Long-term Liabilities:
Senior Subordinated Notes Payable	$0.0	$0.0	$0.0	$0.0	$0.0	$150.0	$150.0	$153.4
Fixed Interest Rate	8.88%	8.88%	8.88%	8.88%	8.88%	8.88%	8.88%

Real Estate Mortgage	$0.2	$0.2	$10.8	$0.0	$0.0	$0.0	$11.2	$11.2
Fixed Interest Rate	7.12%	7.12%	7.12%	N/A	N/A	N/A	7.12%

Real Estate Mortgage	$0.1	$0.1	$0.1	$0.1	$0.1	$0.6	$1.1	$1.1
Variable Rate (B)	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%

Real Estate Mortgage	$0.2	$0.3	$0.3	$0.3	$0.1	$13.8	$15.0	$15.0
Variable Rate (C)	6.25%	6.25%	6.25%	6.25%	8.25%	8.25%	6.25%

Senior Credit Facility	$0.0	$0.0	$61.3	$0.0	$0.0	$0.0	$61.3	$61.3
Average Variable Interest Rate (A)	6.62%	6.62%	6.62%	N/A	N/A	N/A	6.62%

(A)	Senior credit facility has a variable rate of interest of either 1) the published prime lending rate or 2) Eurodollar rate with adjustments of both rates based on meeting certain financial conditions.
(B)	Real estate mortgage has a variable rate of Prime. Average variable rates for all periods are based on the rates in effect on January 31, 2007.
(C)	Real estate mortgage has a fixed rate for the first five years, at which point it will be reset based on the terms and conditions of the promissory note.

Item 8.	Financial Statements And Supplementary Data

See pages F-1 through F-38 appearing at the end of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2007.

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

Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that, subject to the limitations noted above, both our disclosure controls and procedures and our internal controls and procedures were effective as of January 31, 2007 in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls were effective as of January 31, 2007 to provide reasonable assurance that our financial statements were fairly presented in conformity with generally accepted accounting principles.

During January 2007, the payroll function was brought in house, and as such, certain interim internal controls were put in place and we are currently evaluating our system of internal controls for any additional controls required.

Other than the changes noted above, there have been no other changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL

April 16, 2007

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of January 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of January 31, 2007, the company’s internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perry Ellis International, Inc.

Miami, Florida

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that Perry Ellis International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2007 of the Company and our report dated April 16, 2007 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Miami, Florida

April 16, 2007

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding our directors and executive officers required by this item is included in our Proxy Statement relating to our 2007 Annual Meeting under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information regarding our audit committee and our audit committee financial expert required by this item is included in our Proxy Statement relating to our 2007 Annual Meeting under the caption “Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is included in our Proxy Statement relating to our 2007 Annual Meeting under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our directors, officers, and employees. The Code of Ethics is posted on our website at www.pery.com. Amendments to, and waivers granted under, our Code of Ethics, if any, will be posted to our website as well.

Information describing any material changes to the procedures by which security holders may recommend nominees to our board of directors is included in our Proxy Statement related to our 2007 Annual Meting under the caption “Election of Directors.”

Item 11.	Executive Compensation.

Information required by this item is included in our Proxy Statement related to our 2007 Annual Meeting under the captions “Executive Compensation”, “Compensation Discussion and Analysis,” “Summary Compensation Table”, “Grants of Plan-Based Awards in Last Fiscal year”, “Outstanding Equity Awards Held at End of Fiscal 2007,” “Options Exercised and Stock Vested,” “Pension Benefits and Nonqualified Deferred Compensation,” “Compensation of Directors,” “Employment Agreements,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is included in our Proxy Statement related to our 2007 Annual Meeting under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information for Fiscal 2007” and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

Information required by this item is included in our Proxy Statement related to our 2007 Annual Meeting under the captions “Certain Relationships and Related Transactions” and “Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information required by this item is included in our Proxy Statement related to our 2007 Annual Meeting Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report

(1)	Consolidated Financial Statements.

The following Consolidated Financial Statements of Perry Ellis International, Inc. and subsidiaries are included in Part II, Item 8:

(2)	Consolidated Financial Statement Schedules

All schedules required by applicable Securities and Exchange Commission regulations are either not required under the related instructions, are inapplicable or the required information has been included in the Consolidated Financial Statements and therefore such schedules have been omitted.

(3)	Exhibits

Exhibit No	Description of Exhibit
3.1	Registrant’s Amended and Restated Articles of Incorporation (1)

3.2	Articles of Amendment to Articles of Incorporation (2)

3.3	Registrant’s Amended and Restated Bylaws (3)

4.1	Form of Common Stock Certificate (3)

4.2	Indenture dated March 22, 2002 between the Registrant and State Street, as amended (5)

4.3	Pledge and Security Agreement dated March 22, 2002 by and among the Registrant, Jantzen Apparel Corp. and State Street (5)

4.4	Specimen Forms of 91/2% Senior Secured Notes Due March 15, 2009 (5)

4.5	Indenture dated September 22, 2003 between the Registrant and U.S. Bank Trust National Association (6)

4.6	Specimen Forms of 8 7/8% Senior Subordinated Notes Due September 15, 2013 (6)

10.1	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Officers (4)(18)

10.2	1993 Stock Option Plan (3)(4)

10.3	Directors Stock Option Plan (3)(4)

10.4	Profit Sharing Plan (4)(7)

10.5	Incentive Compensation Plan (4)(8)

10.6	Loan and Security Agreement dated as of October 1, 2002 by and among the Registrant, Jantzen, Inc., and Congress Financial Corporation (the “Senior Credit Facility”) (9)

10.7	2002 Stock Option Plan (4)(10)

10.8	Amendment No. 1 dated June 19, 2003 to the Senior Credit Facility (11)

10.9	Amendment No. 2 dated September 22, 2003 to the Senior Credit Facility (6)

10.10	Amendment No. 3 dated December 1, 2003 to the Senior Credit Facility (12)

10.11	Amendment No. 4 dated February 25, 2004 to the Senior Credit Facility (12)

10.12	Form of Stock Option Agreement (4)(13)

10.13	Amendment No. 6 dated September 30,2004 to the Senior Credit Facility (13)

10.14	Employment Agreement dated September 28, 2004 between George Pita and the Registrant (4)(14)

10.15	Asset Purchase Agreement, dated December 16, 2004, by and among the Registrant, Tropical Sportswear Int’l and certain of Tropical’s subsidiaries (15)

10.16	Bidding Procedures Order (16)

10.17	Amendment No. 7 dated February 26, 2005 to the Senior Credit Facility (17)

10.18	Employment Agreement dated May 1, 2005 between George Pita and the Registrant (4) (19)

10.19	Employment Agreement dated May 1, 2005 between Alberto De Cardenas and the Registrant (4)(19)

10.20	Employment Agreement dated June 7, 2005 between George Feldenkreis and the Registrant (4)(20)

10.21	Employment Agreement dated June 7, 2005 between Oscar Feldenkreis and the Registrant (4)(20)

10.22	2005 Long Term Incentive Compensation Plan, as amended (4)(20)

10.23	2005 Management Incentive Compensation Plan (4)(20)

10.24	Employment Agreement dated as of August 1, 2005 between Paul Rosengard and the Registrant(4)(21)

10.25	Form of Stock Option Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (4)(22)

10.26	Form of Restricted Stock Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (4)(22)

10.27	Perry Ellis International, Inc. Fiscal 2006 Management Incentive Plan (22)

10.28	Amendment No. 5 dated July 1, 2004 to the Senior Credit Facility (23)

10.29	Amendment No. 8 dated September 30, 2005 to the Senior Credit Facility (23)

10.30	Amendment No. 9 dated February 24, 2006 to the Senior Credit Facility (23)

10.31	Business lease dated July 1, 2004 between Holish Enterprises and the Registrant for 8,000 square feet(23)

10.32	Business lease dated July 1, 2004 between George Feldenkreis and the Registrant for 50,000 square feet on warehouse space(23)

10.33	Business lease between George Feldenkreis and the Registrant for 16,000 square feet of office Space(23)

10.34	Promissory Note dated June 7, 2006 in favor Commercebank, N.A.(24)

10.35	Mortgage and Security Agreement dated June 7, 2006 in favor Commercebank, N.A.(24)

10.36	Amendment No. 10 dated August 28, 2006 to the Senior Credit Facility(25)

10.37	Amendment No. 11 dated November 29, 2006 to the Senior Credit Facility(26)

10.38	Amendment No. 12 dated December 6, 2006 to the Senior Credit Facility(26)

10.39	Agreement dated December 6, 2006 with Parlux Fragrances, Inc.(26)

10.40	Agreement dated January 25, 2007 between Perry Ellis International, Inc. and Falic Fashion Group, LLC(27)

10.41	Employment Agreement dated May 1, 2006 between Stephen Harriman and the Registrant (4)(28)

21.1	Subsidiaries of the Registrant (28)

23.1	Consent of Deloitte & Touche LLP, registered public accounting firm regarding financial statements of the Registrant (28)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (28)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (28)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(28)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (28)

(1)	Previously filed as an Exhibit to the Registrant’s Proxy Statement for its 1998 Annual Meeting and incorporated herein by reference.
(2)	Previously filed as an annex to the Registrant’s Proxy Statement for its 2003 Annual Meeting and incorporated herein by reference.
(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.
(4)	Management Contract or Compensation Plan.
(5)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002 and incorporated herein by reference.
(6)	Previously filed as filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No.33-110616) and incorporated herein by reference.
(7)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-96304) and incorporated herein by reference.
(8)	Previously filed as an Exhibit to the Registrant’s Proxy Statement for its 2000 Annual Meeting and incorporated herein by reference.
(9)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2002, as amended and incorporated herein by reference.
(10)	Previously filed as an Annex to the Registrant’s Proxy Statement for its 2002 Annual Meeting and incorporated herein by reference.
(11)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003 and incorporated herein by reference.
(12)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 and incorporated herein by reference.
(13)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004 and incorporated herein by reference.
(14)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated November 1, 2004 and incorporated herein by reference.
(15)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 16, 2004 and incorporated herein by reference.
(16)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 25, 2005 and incorporated herein by reference.

(17)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 26, 2005 and incorporated herein by reference.
(18)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 and incorporated herein by reference.
(19)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 and incorporated herein by reference.
(20)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 7, 2005 and incorporated herein by reference.
(21)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated August 17, 2005 and incorporated herein by reference.
(22)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.
(23)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and incorporated herein by reference.
(24)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 13, 2006 and incorporated herein by reference.
(25)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2006 and incorporated herein by reference.
(26)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 and incorporated herein by reference.
(27)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 29, 2007 and incorporated herein by reference.
(28)	Filed herewith.

(b)	Item 601 Exhibits

The exhibits required by Item 601 of Regulation S-K are set forth in (a) (3) above.

(c)	Financial Statement Schedules

The financial statement schedules required by Regulation S-K are set forth in (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERRY ELLIS INTERNATIONAL, INC.

Dated: April 16, 2007	By:	/s/ GEORGE FELDENKREIS
George Feldenkreis Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/S/ GEORGE FELDENKREIS George Feldenkreis	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 16, 2007

/S/ OSCAR FELDENKREIS Oscar Feldenkreis	Vice Chairman of the Board, President, Chief Operating Officer and Director	April 16, 2007

/S/ GEORGE PITA George Pita	Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2007

/S/ JOE ARRIOLA Joe Arriola	Director	April 16, 2007

/S/ RONALD BUCH Ronald Buch	Director	April 16, 2007

/S/ GARY DIX Gary Dix	Director	April 16, 2007

/S/ SALOMON HANONO Salomon Hanono	Director	April 16, 2007

/S/ JOSEPH P. LACHER Joseph P. Lacher	Director	April 16, 2007

/S/ LEONARD MILLER Leonard Miller	Director	April 16, 2007

/S/ LINDA PLATZNER Linda Platzner	Director	April 16, 2007

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perry Ellis International, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of Perry Ellis International, Inc. and subsidiaries (the “Company”) as of January 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perry Ellis International, Inc and subsidiaries at January 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 16, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants
Miami, Florida

April 16, 2007

P ERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF JANUARY 31,

(amounts in thousands, except share data)

	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$4,514	$9,412
Accounts receivable, net	157,420	152,529
Inventories, net	139,690	126,413
Marketable securities	2,581	—
Deferred income taxes	2,443	9,062
Prepaid income taxes	—	707
Other current assets	7,948	6,470

Total current assets	314,596	304,593

Property and equipment, net	71,989	66,592
Intangible assets	192,656	183,090
Deferred income taxes	1,751	3,372
Other assets	12,214	12,367

TOTAL	$593,206	$570,014

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$44,295	$51,763
Accrued expenses and other liabilities	20,628	12,147
Accrued interest payable	5,822	6,514
Accrued income taxes payable	1,166	—
Current portion - real estate mortgages	469	229
Unearned revenues	2,883	1,096
Other current liabilities	9,651	4,294

Total current liabilities	84,914	76,043

Senior subordinated notes payable, net	149,079	148,914
Senior secured notes payable, net	—	56,923
Senior credit facility	61,347	40,391
Real estate mortgages	26,604	12,336
Deferred pension obligation	13,412	13,721
Other long term liabilities	8,854	452

Total long-term liabilities	259,296	272,737

Total liabilities	344,210	348,780

Minority Interest	2,362	1,854

Stockholders' Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized;
14,640,608 shares issued and outstanding as of January 31, 2007 and
14,407,622 shares issued and outstanding as of January 31, 2006	146	144
Additional paid-in-capital	94,252	90,036
Retained earnings	151,388	128,979
Accumulated other comprehensive income	848	221

Total stockholders' equity	246,634	219,380

TOTAL	$593,206	$570,014

See notes to consolidated financial statements

P ERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JANUARY 31,

(amounts in thousands, except per share data)

	2007	2006	2005
Revenues
Net sales	$807,616	$827,504	$633,774
Royalty income	22,226	21,910	22,807

Total revenues	829,842	849,414	656,581
Cost of sales	554,046	586,900	448,531

Gross profit	275,796	262,514	208,050
Operating expenses
Selling, general and administrative expenses	204,883	195,236	153,282
Depreciation and amortization	11,608	9,557	6,557

Total operating expenses	216,491	204,793	159,839

Operating income	59,305	57,721	48,211
Costs on early extinguishment of debt	2,963	—	—
Interest expense	21,114	21,930	14,575

Income before minority interest and income tax provision	35,228	35,791	33,636
Minority interest	508	470	467
Income tax provision	12,311	12,639	12,207

Net income	$22,409	$22,682	$20,962

Net income per share
Basic	$1.55	$1.59	$1.53

Diluted	$1.45	$1.51	$1.44

Weighted average number of shares outstanding
Basic	14,504	14,301	13,685
Diluted	15,455	15,050	14,598

See notes to consolidated financial statements

C ONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2007, 2006 and 2005

(amounts in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	ACCUMULATED OTHER COMPRE- HENSIVE INCOME	COMPRE- HENSIVE INCOME	RETAINED EARNINGS	TOTAL

	SHARES	AMOUNT
BALANCE, FEBRUARY 1, 2004	12,652,520	$127	$66,032	$(933)	$322		$85,335	$150,883
Exercise of stock options	113,147	1	910	—	—		—	911
Tax benefit for exercise of non-qualified stock options	—	—	394	—	—		—	394
Issuance of common stock	1,425,000	14	21,094	—	—		—	21,108
Net income	—	—	—	—	—	$20,962	20,962	20,962
Other comprehensive income	—	—	—	—	310	310	—	310

Comprehensive income						21,272

Retirement of treasury stock	—	—	(933)	933	—		—	—

BALANCE, JANUARY 31, 2005	14,190,667	142	87,497	—	632		106,297	194,568
Exercise of stock options	216,955	2	2,083	—	—		—	2,085
Tax benefit for exercise of non-qualified stock options	—	—	427	—	—		—	427
Restricted shares issued			29	—	—		—	29
Net income	—	—	—	—	—	22,682	22,682	22,682
Other comprehensive loss	—	—	—	—	(411)	(411)	—	(411)

Comprehensive income						22,271

BALANCE, JANUARY 31, 2006	14,407,622	144	90,036	—	221		128,979	219,380
Exercise of stock options	232,986	2	2,660	—	—		—	2,662
Tax benefit for exercise of non-qualified stock options	—	—	708	—	—		—	708
Restricted shares and options issued as compensation	—	—	848	—	—		—	848
Net income	—	—	—	—	—	22,409	22,409	22,409
Other comprehensive income	—	—	—	—	627	627	—	627

Comprehensive income						$23,036

BALANCE, JANUARY 31, 2007	14,640,608	$146	$94,252	$—	$848		$151,388	$246,634

See notes to consolidated financial statements

P ERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31,

(amounts in thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,409	$22,682	$20,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,163	8,915	5,781
Provision for bad debts	358	565	1,400
Tax benefit from exercise of stock options	(708)	—	—
Amortization of debt issue cost	774	928	1,049
Amortization of discounts	203	326	202
Deferred income taxes	8,241	10,891	10,200
Stock option issued as compensation	848	29	—
Costs on early extinguishment of debt	2,963	—	—
Minority interest	508	470	467
Loss on disposal of property and equipment	—	106	—
Other	—	—	(117)
Changes in operating assets and liabilities (net of effects of acquisition transactions):
Accounts receivable, net	(5,249)	13,293	(20,640)
Inventories	(11,491)	29,423	(4,411)
Other current assets and prepaid income taxes	(507)	(373)	1,318
Other assets	232	(342)	(6,515)
Accounts payable and accrued expenses	(5,066)	(7,357)	12,144
Income taxes payable	1,874	—	—
Accrued interest payable	(709)	1,714	1,060
Other current liabilities and unearned revenues	6,062	1,172	180
Deferred pension obligation	(309)	(1,896)	—

Net cash provided by operating activities	31,596	80,546	23,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,968)	(14,460)	(13,971)
Purchase of marketable securities	(2,571)	—	—
Purchase of fragrance assets, net	(59,410)	—	—
Sale of fragrance assets, net	63,000	—	—
Purchase of intangible and other assets	(1,806)	(12,279)	(3,815)
Payment for acquired businesses, net of cash acquired	—	(79,902)	—

Net cash used in investing activities	(16,755)	(106,641)	(17,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	352,822	270,019	99,950
Payments on senior credit facility	(331,866)	(240,399)	(123,894)
Payments on termination of swap agreements	(616)	(1,210)	—
Payments on senior subordinated notes	(58,354)	—	—
Payments on real estate mortgage	(285)	(168)	(67)
Borrowings on real estate mortgage	14,783	—	—
Payments on capital leases	(214)	(234)	—
Proceeds from exercise of stock options	2,662	2,085	911
Tax benefit from exercise of stock options	708	427	394
Proceeds from new stock issuance	—	—	21,108
Other	—	—	381

Net cash (used in) provided by financing activities	(20,360)	30,520	(1,217)

Effect of exchange rate changes on cash and cash equivalents	621	(411)	310

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,898)	4,014	4,387
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,412	5,398	1,011

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,514	$9,412	$5,398

Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$21,608	$19,890	$13,515

Income taxes	$1,021	$2,566	$847

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Change in fair value of mark-to-market interest rate swap/option	$(544)	$(4,835)	$699

Retirement of treasury shares	$—	$—	$933

Financing of building acquisition	$—	$1,200	$—

Accrued purchases of property and equipment	$170	$2,385	$—

Payables in connection with purchase and sale of fragrance assets and licenses	$5,660	$—	$—

Unrealized gain on marketable securities	$10	$—	$—

See notes to consolidated financial statements.

P ERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 2007

1.	General

Perry Ellis International, Inc. and Subsidiaries (the “Company”) is one of the leading apparel companies in the United States and controls a portfolio of major brands, some of which were established over 100 years ago. The Company designs, sources, markets and licenses products nationally and internationally at multiple price points and across all major levels of retail distribution. The Company’s portfolio of highly recognized brands includes the Perry Ellis® family of brands, Axis®, Tricots St. Raphael®, Jantzen®, John Henry®, Cubavera®, the Havanera Co.®, Natural Issue®, Munsingwear®, Grand Slam®, Original Penguin® by Munsingwear® (“Original Penguin”), Mondo di Marco®, Redsand®, Pro Player®, Manhattan®, Axist®, Savane®, Farah®, Gotcha®, Girl Star® and MCD®. The Company also (i) licenses the Nike® brand for swimwear and swimwear accessories, (ii) licenses the JAG® brand for men’s and women’s swimwear and cover-ups, (iii) is the worldwide master licensee for PING® golf apparel, (iv) licenses the PGA TOUR®, including Champions Tour for golf apparel, and (v) is the Dockers® licensee for outerwear.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of accounts receivable, accounts payable, accrued expenses, and accrued interest payable approximates fair value due to their short-term nature. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate. As of January 31, 2007 and 2006, the fair value of the $150 million senior subordinated notes payable was approximately $153.3 million and $148.5 million, respectively, based on quoted market prices. As of January 31, 2005, the fair value of the $57 million senior secured notes payable was approximately $58.4, based on quoted market prices. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies. See footnotes 14 and 22 to the consolidated financial statements for additional disclosure related to the fair value of financial instruments.

MARKETABLE SECURITIES- All marketable securities are classified as available-for-sale. Investments are stated at fair value. The estimated fair value of the marketable securities is based on quoted prices in an active market. Gains and losses on investment transactions are determined using the specific identification method and are recognized in income based on settlement dates. Unrealized gains and losses on securities available-for-sale are included in accumulated other comprehensive income until realized. Management evaluates securities held with unrealized losses for other-than-temporary impairment at least on a quarterly basis. Consideration is given to (a) the length of time and the extent to which the fair value has been less than cost; (b) the financial condition and near-term prospects of the issuer; and (c) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

INTANGIBLE ASSETS - Intangible assets primarily represent costs incurred in connection with the acquisition of brand names and license rights. As of January 31, 2007 and 2006, intangible assets represented one class of indefinite lived assets, trademarks. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, "Goodwill and Other Intangible Assets," those assets were identified as intangible assets with an indefinite useful life, and accordingly, are not being amortized. The Company assesses the carrying value of intangible assets on an annual basis.

DEFERRED DEBT ISSUE COSTS - Costs incurred in connection with financing transactions have been capitalized and are being amortized on a straight-line basis, which approximates the interest method, over the term of the related debt instrument. Unamortized debt issue costs are included in other assets in the consolidated balance sheet.

LONG-LIVED ASSETS - Management reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning future conditions. There has not been any material impairment to long-lived assets in fiscal 2007, 2006 or 2005.

RETIREMENT-RELATED BENEFITS - The Company accounts for its defined benefit pension plan and its non-pension post retirement benefit plans using actuarial models. These models use an attribution approach that generally spreads the individual events over the service lives of the employees in the plan. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively consistent basis and therefore, the income statement effects of pensions or non-pension postretirement benefit plans are earned in, and should follow, the same pattern.

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

ADVERTISING AND RELATED COSTS – The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $21.7 million, $17.2 million and $19.5 million for the years ended January 31, 2007, 2006 and 2005, respectively, and are included in selling, general and administrative expenses.

COST OF SALES – Cost of sales includes costs to acquire and source inventory, produce inventory for sale, and provisions for inventory shrinkage and obsolescence. These costs include costs of purchased products, inbound freight, custom duties, buying commissions, cargo insurance, customs inspection and licensed product royalty expenses.

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

REVENUE RECOGNITION - Sales are recognized at the time title transfers to the customer, generally upon shipment. Trade allowances and a provision for estimated returns and other allowances are recorded at the time sales are made. Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. A liability for unearned royalty income is recognized when licensees pay contractual obligations before being earned or when up front fees are collected. This liability is recognized as royalty income over the applicable term of the respective license agreement. The Company operates predominantly in North America, with over 95% of its sales in this market. Three customers accounted for approximately 13%, 11% and 11%, respectively, of net sales for fiscal 2007. Two customers accounted for approximately 13% and 11%, respectively, of net sales for fiscal 2006. No customer accounted for more than 10% of net sales in fiscal 2005. The Company does not believe that concentrations of sales and credit risk represent a material risk of loss with respect to its financial position as of January 31, 2007.

ADVERTISING REIMBURSEMENTS – The majority of the Company’s license agreements require licensees to reimburse the Company for advertising placed on behalf of the licensees based on a percentage of the licensee net sales. The Company records earned advertising reimbursements received from its licensees as a reduction of the related advertising costs in selling, general and administrative expenses. For the fiscal years 2007, 2006 and 2005, the Company has reduced selling, general and administrative expenses by $2.8 million, $3.3 million and $3.8 million of licensee reimbursements, respectively. Unearned advertising reimbursements result when a licensee pays required reimbursements prior to the Company incurring the advertising expense. A liability is recorded for these unearned advertising reimbursements.

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

NET INCOME PER SHARE - Basic net income per share is computed by dividing net income by the weighted average shares of outstanding common stock. The calculation of diluted net income per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company's computation of diluted net income per share includes the effects of stock options and warrants as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted income per share.

	2007	2006	2005
	(in thousands, except per share data)
Numerator
Net income	$22,409	$22,682	$20,962

Denominator:
Basic income per share - weighted average shares	14,504	14,301	13,685
Dilutive effect: stock options	951	749	913

Diluted income per share - weighted average shares	15,455	15,050	14,598

Basic income per share	$1.55	$1.59	$1.53

Diluted income per share	$1.45	$1.51	$1.44

Antidilutive effect: stock options (1)	177	219	227

(1)

Represents weighted average of stock options to purchase shares of common stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

All prior year amounts have been restated to give affect to the 3-for-2 stock split declared during December 2006. See footnote 4 to the consolidated financial statements for further information.

ACCOUNTING FOR STOCK-BASED COMPENSATION- In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, "Share-Based Payment," which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

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

On January 25, 2006, the Company’s Compensation Committee approved the accelerated vesting of certain unvested stock options granted to employees having per share exercise prices equal to or greater than $12.73 (the closing market price on January 25, 2006). Approximately 64,500 options to purchase shares became exercisable immediately as a result of the vesting acceleration. The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would have otherwise recognized in its consolidated statement of income with respect to these accelerated options upon the adoption SFAS No. 123(R). The acceleration of the vesting of these options did not result in a charge based on accounting principles generally accepted in the United States. The acceleration resulted in the recognition of an additional $547,000, net of the tax effect, in the pro forma disclosures below and the exclusion of such amounts from compensation expense in subsequent years.

For fiscal 2007 and 2006, approximately $848,000 ($0.05 per fully diluted share) and $29,000 ($0.00 per fully diluted share), in compensation expense has been recognized in general and administrative expenses in the consolidated statement of operations related to stock options and restricted stock, respectively. Compensation expense for these awards is based on the fair value at the original grant date. During fiscal 2007, 2006, and 2005, the Company received cash of $2.6 million, $2.1 million, and $0.9 million, respectively, from the exercise of stock options and realized a tax benefit of approximately $0.7 million, $0.4 million, and $0.4 million, respectively.

Pro forma information under SFAS No. 123 regarding stock option grants made for periods prior to fiscal 2007 is presented below:

	2006	2005
Net income as reported	$22,682	$20,962
Add : Total stock based employee compensation expense included in reported net income, net	—	—
Deduct : Total stock based employee compensation expense not included in reported net income, net	1,683	937

Pro forma net income	$20,999	$20,025

Pro forma net income per share:
Basic	$1.47	$1.46

Diluted	$1.40	$1.37

The fair value of these options was estimated at the date of grant using the Black-Scholes Option Pricing Model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including: expected volatility based on the historical price of the Company’s common stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on the Company’s history and expectation of dividend payments. Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in fiscal years 2007, 2006 and 2005 was $14.18, $9.87, and $11.92, respectively.

The following weighted-average assumptions for 2007, 2006 and 2005 were derived from the Black-Scholes model and used to determine the fair value of stock options:

	2007	2006	2005
Risk free interest	4.5% -4.75%	4.1%	4.2%
Dividend Yield	0.0%	0.0%	0.0%
Volatility factors	57.4% -58.7%	60.3% -63.7%	64.9%
Weighted-average life (years)	10.0	10.0	10.0

OTHER COMPREHENSIVE INCOME — For the fiscal years 2007, 2006 and 2005, other comprehensive income was $23.0 million, $22.3 million and $21.3 million. For the year ended January 31, 2007, comprehensive income was comprised of net operating results in the amount of $22.4 million, the effect of foreign currency translation in the amount of $0.6 million and unrealized gain on marketable securities in the amount of $6,000. For the years ended January 31, 2006 and 2005, comprehensive income was comprised of net operating results in the amount of $22.7 million and $21.0 million, respectively, and the effect of foreign currency translation of ($0.4) million and $0.3 million, respectively. Comprehensive income is reflected in stockholders’ equity.

RECENT ACCOUNTING PRONOUNCEMENTS—In February 2006, the FASB issued Statement of SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments -an amendment of FASB Statements No. 133 and 140," which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the results of operations or the financial position of the Company.

In July 2006, the FASB issued Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for our first quarter ending April 30, 2007. The adoption of FIN 48 on the financial statements is not expected to have a material impact on the results of operations or the financial position of the Company.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the results of operations or the financial position of the Company.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)," which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires a business entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of the recognition and disclosure provisions of SFAS No. 158 did not have a material impact on the results of operations or the financial position of the Company.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure. Financial statements would require adjustment when a misstatement is determined to be material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in beginning balances of the affected assets and liabilities with a corresponding adjustment to the opening balance in retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the results of operations or the financial position of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which has yet to be determined, as is any decision concerning the early adoption of the standard.

3.	Purchase and Sale of License

On December 6, 2006, the Company signed a definitive agreement with and re-acquired from Parlux Fragrances Inc. (“Parlux”) for $42 million all rights, titles, interests, tangible and intangible assets, and for $21 million, inventory that Parlux maintained pursuant to a global license agreement to manufacture and distribute perfumery, fragrances, lotions, toiletries and cosmetics under the Perry Ellis brand. The agreement to re-acquire the Perry Ellis fragrance license and related assets in a cash transaction for a total of approximately $63 million ($59.4 million paid as of January 31, 2007) was effective as of December 6, 2006, of which the inventory portion is subject to potential post-closing price adjustments. The Company funded this acquisition through its senior credit facility.

Under the provisions of EITF 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination,” and based on a valuation analyses prepared with the assistance of an independent valuation firm, the Company allocated all of the consideration exchanged to the purchase of the fragrance assets and no settlement gain or loss was recognized in connection with the transaction. Based on the valuation analysis performed, the Company allocated approximately $9.6 million of the $42 million acquisition consideration related to all rights, titles, interests, intangible assets to trademarks with the remainder allocated to other tangible and intangible assets.

Subsequently, on January 25, 2007, the Company entered into an agreement (the “Agreement”) with Falic Fashion Group, LLC, a Florida limited liability company and a wholly owned subsidiary of Duty Free Americas, Inc. (“Falic”), pursuant to which the Company agreed to sell to Falic the assets purchased from Parlux. The total sales price for the assets sold was approximately $63 million of which $42 million related to tangible and intangible assets and $21 million was attributed to inventory and is subject to certain post-closing price adjustments.

In connection with the $42 million consideration for tangible and intangible assets received from Falic, the Company recorded an accounting gain from the sale in the amount of approximately $9.6 million. This gain was attributable to the allocation of the acquisition consideration of $9.6 million to the trademark as discussed above. The gain is being deferred over the term of the license agreement with Falic as an adjustment to the effective royalty rate. As such, approximately $1.0 million is recorded in unearned revenues and approximately $8.6 million is recorded in other long term liabilities in the accompanying consolidated balance sheet.

Simultaneously with the Agreement, the Company and Falic also entered into a license agreement pursuant to which the Company granted Falic an exclusive worldwide license to use certain trademarks in connection with the Perry Ellis brand with respect to the manufacture, advertising and sale of fragrance and other related products.

4.	Stockholders’ Equity

On November 21, 2006, the Company declared a 3-for-2 stock split effected in the form of a stock dividend payable on December 29, 2006 to stockholders of record as of December 12, 2006. All references to prior years’ stock and earnings per share data in this report have been restated to give effect to the stock dividend.

5.	Accounts Receivable

Accounts receivable consisted of the following as of January 31:

	2007	2006
	(in thousands)
Trade accounts	$153,285	$146,167
Royalties and other receivables	5,433	8,911

Total	158,718	155,078
Less: Allowance for doubtful accounts	(1,298)	(2,549)

Total	$157,420	$152,529

The activity for the allowance for doubtful accounts is as follows:

	2007	2006	2005
	(in thousands)
Allowance for doubtful accounts
Beginning balance	$2,549	$2,171	$1,098
Provision	358	565	1,400
Write-offs net of recoveries	(1,609)	(187)	(327)

Ending balance	$1,298	$2,549	$2,171

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of trade customers to make required payments. The Company provides an allowance for specific customer accounts where collection is doubtful and also provides a general allowance for other accounts based on historical collection and write-off experience. Judgment is subjective because some retail customers may experience financial difficulties. If their financial condition were to worsen, additional allowances might be required.

6.	Inventories

Inventories consisted of the following as of January 31:

	2007	2006
	(in thousands)
Finished goods	$135,805	$124,016
Raw materials and in process	3,885	2,397

Total	$139,690	$126,413

The Company’s inventories are valued at the lower of cost (weighted moving average cost) or market. The Company evaluates all of its inventory stock keeping units (SKUs) to determine excess or slow moving SKUs based on orders on hand and projections of future demand and market conditions. For those units in inventory that are so identified as excess or slow moving, the Company estimates their market value based on current sales trends. If the projected net sales value is less than cost, on an individual SKU basis, the Company writes down inventory to reflect the lower value. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold.

7.	Marketable Securities

During fiscal 2007, the Company purchased 369,700 common shares in the open market of a current licensee for approximately $2.6 million. Total royalty income from this licensee was approximately $1.2 million for the year ended January 31, 2007. At January 31, 2007, the fair value of the securities was approximately $2.6 million. The unrealized gross gain of approximately $6,000, net of taxes, is included in accumulated other comprehensive income.

8.	Property and Equipment

Property and equipment consisted of the following as of January 31:

	2007	2006
	(in thousands)
Furniture, fixture and equipment	$50,540	$45,483
Buildings	23,359	22,650
Vehicles	734	588
Leasehold improvements	24,288	14,423
Land	9,435	8,929

Total	108,356	92,073
Less: accumulated depreciation and amortization	(36,367)	(25,481)

Total	$71,989	$66,592

Depreciation and amortization expense relating to property and equipment amounted to $11.1 million, $8.9 million and $5.8 million for the fiscal years ended January 31, 2007, 2006 and 2005, respectively.

9.	Intangible Assets

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

The remaining increase in intangible assets is attributed to the Parlux transaction and the Tropical Sportswear Int’l Corporation acquisition. See footnotes 3 and 12 to the consolidated financial statements for further information, respectively.

10.	Other Assets

Other assets consisted of, deferred debt issue costs, barter credits, cash surrender value of life insurance policies and other long term prepayments and deposits as of January 31, 2007 and 2006.

In fiscal year 2005, the Company recorded a $1 million charge reducing certain inventory with a carrying value of $6.6 million to its net realizable value and exchanged such inventory for barter credits valued by the barter provider in excess of the inventory value. The Company recorded the barter credits as an other asset at the $5.6 million net realizable value of the inventory exchanged.

Barter credits are recorded at the fair market value of the assets exchanged, and represent purchasing value for goods and services in established barter markets and amounted to $4.4 million and $5.1 million as of January 31, 2007 and 2006. The Company reviews its trade credits periodically to assess the fair value of carrying amounts. During fiscal 2007, the Company assigned 3 million of these barter credits for $3.0 million and recorded this amount in other current liabilities.

11.	Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following as of January 31:

	2007	2006
	(in thousands)
Salaries and commissions	$8,809	$5,682
Payables in connection with purchase and sale of fragrance assets and license	5,660	—
Royalties	1,771	1,085
Buying commissions	475	409
Other	3,913	4,971

Total	$20,628	$12,147

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

The aggregate purchase price was approximately $83.4 million, which represents the sum of (i) $80.7 million paid in cash, and (ii) acquisition costs of $2.7 million. The original purchase price was $88.5 million, subject to adjustment based on a final valuation of the closing date accounts receivable and inventory purchased by the Company. In July 2005, a settlement was reached on this valuation and approximately $7.8 million was refunded to the Company.

The following table summarizes the revised estimated fair values of the assets acquired and liabilities assumed after the final valuation. Purchase accounting adjustments include fair value adjustments and the allocation of the excess of fair value over purchase price as required under SFAS No. 141, “Business Combinations:”

(in thousands)
Total purchase price	$80,651

Cash consideration paid	80,651
Total purchase price	2,716

Total direct merger costs	$83,367

Total adjusted purchase price

The total allocation of the purchase price was as follows:

Cash	$503
Accounts receivable	31,469
Inventory	40,515
Other current assets	209
Property and equipment	8,592
Trademarks	9,924
Accounts payable	(1,635)
Accrued expenses	(5,842)
Capital leases	(305)
Deferred taxes	(63)

Fair value of net assets acquired	$83,367

13.	Pro Forma Financial Information (Unaudited)

The pro forma financial information presented below, gives effect to the Tropical acquisition, as if it occurred as of the beginning of fiscal 2006 and 2005. For fiscal 2006, the post acquisition results of Tropical’s business are reflected in the Company’s results of operations as of March 1, 2005, and pro forma results for the one month period ended February 28, 2005 are included in the pro forma fiscal 2006 results below. Pro forma fiscal 2005 results for Tropical were derived from TSI’s previously reported results for the twelve months ended December 31, 2004. For fiscal 2007, the post acquisition results of Tropical’s business are reflected in the Company’s results of operations.

	2006	2005
	(in thousands, except per share data)
Total revenues	$868,237	$951,054

Net income	$21,921	$15,728

Net income per share
Basic	$1.53	$1.15

Diluted	$1.46	$1.08

Weighted average outstanding shares:
Basic	14,301	13,685
Diluted	15,050	14,598

14.	Derivative Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, requires that all derivative financial instruments such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

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

Derivatives on $57 million senior secured notes payable

The Company had an interest rate swap and option (the “$57 million Swap Agreement”) for an aggregate notional amount of $57 million in order to manage the overall borrowing costs associated with our 9 1/2% senior secured notes. In March 2006, the Company terminated the $57 million Swap Agreement. See footnote 17 to the consolidated financial statements for further information. The $57 million Swap Agreement was a fair value hedge as it was designated against the 9 1/2% senior secured notes carrying a fixed rate of interest and converted such notes to variable rate debt. The $57 million Swap Agreement was reflected at fair value in the consolidated balance sheet with a corresponding offset to the designated item. The fair value of the $57 million Swap Agreement recorded on the condensed consolidated balance sheet was $0.5 million as of January 31, 2006.

The Company also had an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. In March 2006, the Company terminated the $57 million Cap Agreement. See footnote 17 to the consolidated financial statements for further information. The $57 million Cap Agreement capped the interest rate on the senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $30,000 and $50,000 decrease of recorded interest expense on the consolidated statement of income for the fiscal years ended January 31, 2007 and 2006, and a $300,000 increase of recorded interest expense on the consolidated statement of income for the fiscal year ended January 31, 2005. The fair value of the $57 million Cap Agreement recorded on the condensed consolidated balance sheet was ($586,000) as of January 31, 2006.

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

Derivatives on $150 million senior subordinated notes payable

In conjunction with the Company’s fiscal 2004 offering of $150 million of 8 7/8% senior subordinated notes due September 15, 2013, the Company entered into interest rate swap agreements (the “$150 million Swap Agreement”) with Merrill Lynch & Co., Inc. (“Merrill”) and Wachovia Bank N. A. (“Wachovia”); each with a notional amount of $75 million for an aggregate notional amount of $150 million in order to manage the overall borrowing costs associated with the new senior subordinated notes. The $150 million Swap Agreement was scheduled to terminate on September 15, 2013. Under the $150 million Swap Agreement, the Company was entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8 7/8% and was obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the six-month LIBOR rate plus 394 basis points for the period through September 15, 2013.

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

The Company does not believe it currently has a significant exposure to foreign exchange risk. See footnote 2 to the consolidated financial statements for policy on foreign currency translation.

15.	Letter of Credit Facilities

As of January 31, 2007, the Company maintained six U.S. dollar letter of credit facilities totaling $160.0 million, one letter of credit facility totaling $3.2 million utilized by the Canadian joint venture, and one letter of credit facility totaling $0.6 million utilized by the United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on the Company’s assets. As of January 31, 2007, there was $100.1 million available under existing letter of credit facilities.

Amounts outstanding under letter of credit facilities consist of the following as of January 31:

	2007	2006
	(in thousands)
Total letter of credit facilities	$163,760	$173,796
Outstanding letters of credit	(61,143)	(53,773)

Total credit available	$102,617	$120,023

Subsequent to fiscal 2006, a U.S. dollar letter of credit facility totaling $10.0 million was cancelled.

16.	Senior Credit Facility

The following description of the terms of the senior credit facility with Wachovia Bank, National Association, as amended, does not purport to be complete, and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $175 million, except for a short term increase to $210 million which will expire May 1, 2007 to accommodate the Parlux transaction; (ii) the inventory borrowing limit is $90 million; (iii) the sublimit for letters of credit is up to $60 million, (iv) the amount of letter of credit facilities permitted outside of the facility is $110 million, and (v) the outstanding balance is due at the maturity date of February 1, 2009.

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

Interest. Interest on the principal balance under the senior credit facility accrues, at the Company’s option, at either (a) its bank prime lending rate with adjustments depending upon the Company’s quarterly average excess availability plus excess cash or leverage ratio or (b) 1.30% above the rate quoted by its bank as the average monthly Eurodollar Rate for 1-month Eurodollar deposits with 20 to 25 basis point adjustments depending upon its quarterly average excess availability plus excess cash and leverage ratio at the time of borrowing.

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

17.	$57 Million Senior Secured Notes Payable

In March 2002, the Company issued $57.0 million 9 1/2% senior secured notes due March 15, 2009. The proceeds of the offering were used to finance the Jantzen acquisition, to reduce the amount of outstanding debt under the previous senior credit facility and as additional working capital. The proceeds to the Company were $55.6 million yielding an effective interest rate of 9.74% after deduction of discounts. The Company entered into certain derivative agreements in order to minimize debt service costs on the secured senior notes. See footnote 14 to the consolidated financial statements for further information on these derivatives.

On March 15, 2006, the Company exercised the call provision of the $57.0 million 9 1/2% senior secured notes. The call provision permitted the notes to be redeemed at a premium of 102.375%, and in connection with this transaction, the Company incurred debt extinguishment costs of approximately $3.0 million during the first quarter of fiscal 2007, including call premium costs, write-off of bond issue costs and costs associated with the termination of derivatives related to the senior secured notes.

18.	$150 Million Senior Subordinated Notes Payable

In fiscal 2004, the Company issued $150 million 8 7/8% senior subordinated notes, the proceeds of which were used to redeem the 12 1/4% senior subordinated notes and to pay down the outstanding balance of the senior credit facility at that time. The notes mature on September 15, 2013 and bear interest at the rate of 8 7/8%, payable semiannually on March 15 and September 15 of each year. The proceeds to the Company were $146.8 million yielding an effective interest rate of 9.1%.

Certain Covenants. The indenture governing the senior subordinated notes contains certain covenants which restrict the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. The Company is currently in compliance with all of the covenants in this indenture. The Company is prohibited from paying cash dividends under these covenants. The Company could be materially harmed if it violates any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which the Company may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, the letter of credit facilities and the real estate mortgage resulting in all of the Company’s debt obligations becoming immediately due and payable, which the Company may not be able to satisfy.

19.	Real Estate Mortgages

The Company’s main administrative office, warehouse and distribution facility is a 240,000 square foot facility in Miami, Florida. The facility was partially financed with a $11.6 million real estate mortgage loan. The real estate mortgage loan contains certain covenants and as of January 31, 2007, the Company was in compliance with these covenants. At January 31, 2007, the balance of the real estate mortgage totaled $11.2 million, of which $161,000 was a current liability. The mortgage loan matures in August 2009. Interest rate is fixed at 7.123%.

In October 2005, the Company acquired three administrative office units in a building in Beijing, China. The aggregate purchase price was $2.3 million, including closing costs. These purchases were partially financed with three variable interest mortgage loans totaling $1.2 million dollars in the aggregate. The mortgages mature on October 12, 2015. Interest rate is at Prime. Principal and interest, currently in the aggregate amount of $15,000, are due monthly. At January 31, 2007, the balance of the real estate mortgage loans totaled $1.1 million, of which $85,000 was a current liability.

In June 2006, the Company entered into a mortgage loan for $15 million secured by its Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 are due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest is set at 6.25% for the first five years, at which point it will be reset based on the terms and conditions of the promissory note. At January 31, 2007, the balance of the real estate mortgages totaled $14.9 million, of which $223,000 was a current liability.

The maturities of the real estate mortgages are as follows:

Year Ending January 31,

Amount
(in thousands)
2008	$469
2009	533
2010	11,291
2011	411
2012	172
Thereafter	14,401

27,277
Less discount	(204)

Total	$27,073

20.	Income Taxes

For financial reporting purposes, income before minority interest and income tax provision includes the following components:

	2007	2006	2005
	(in thousands)
Domestic	$22,897	$25,704	$26,538
Foreign	12,331	10,087	7,098

Total	$35,228	$35,791	$33,636

The income tax provision consists of the following components for each of the years ended January 31:

	2007	2006	2005
	(in thousands)
Current income taxes:
Federal	$1,763	$731	$248
State	265	(18)	50
Foreign	2,042	1,035	1,709

Total current income taxes	4,070	1,748	2,007

Deferred income taxes:
Federal	8,540	9,958	9,040
State	(299)	933	1,160

Total deferred income taxes	8,241	10,891	10,200

Total	$12,311	$12,639	$12,207

Company's effective income tax rate for each of the years ended January 31:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase resulting from State income taxes, net of federal income tax benefit	2.5%	2.6%	2.2%
Benefit of graduated rate	-1.0%	-0.8%	-0.8%
Foreign tax rate differential	-6.1%	-4.6%	-1.8%
Prior year tax provision adjustments	0.0%	0.8%	1.3%
Other	4.5%	2.3%	0.4%

Total	34.9%	35.3%	36.3%

Deferred income taxes are provided for the temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities under SFAS No. 109. The tax effects of temporary differences as of January 31 are as follows:

	2007	2006
	(in thousands)
Deferred tax assets
Inventory	$4,648	$4,610
Accounts receivable	2,110	1,503
Accrued expenses	611	1,602
Unearned revenue	294	209
Net operating losses	24,071	25,383
Deferred pension obligation	5,110	5,384
Credits	719	945
Other	522	510

Sub total	38,085	40,146

Deferred tax liabilities
Fixed assets	(2,038)	(1,947)
Intangible assets	(25,002)	(21,105)
Prepaid expenses	(1,847)	(891)

Sub total	(28,887)	(23,943)

Valuation allowance	(5,004)	(3,769)

Net deferred tax asset	$4,194	$12,434

In connection with the 2003 Perry Ellis Menswear acquisition, the Company originally acquired a net deferred tax asset of approximately $53.5 million, net of a $20.3 million valuation allowance. Additionally, the acquisition of Perry Ellis Menswear caused an “ownership change” for federal income tax purposes. As a result, the use of any net operating losses existing at the date of the ownership change to offset future taxable income of the Company is limited by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). As of the acquisition date, Perry Ellis Menswear had available federal net operating losses of approximately $123 million, of which approximately $56 million will expire unutilized as a result of the annual usage limitations under Section 382. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary, as a portion of the assets are not expected to be fully realized. Approximately $0 million and $2 million of the $123 million net operating losses expired in fiscal 2007 and 2006, respectively. The net change in the valuation allowance for 2007 and 2006 was $1.2 million and $0.4 million, respectively. The following table reflects the expiration of the remaining federal net operating losses:

Fiscal Year	(in thousands)
1/31/2007 - 1/31/2010	$13,898
1/31/2011 - 1/31/2015	14,086
1/31/2016 - 1/31/2019	12,872
1/31/2020 - 1/31/2025	19,837

$60,693

Deferred taxes have not been recognized on unremitted earnings of certain of the Company’s foreign subsidiaries based on the “indefinite reversal” criteria of APB Opinion 23. No provision is made for income tax that would be payable upon the distribution of earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

The federal and state provisions do not reflect the tax savings resulting from deductions associated with the Company’s stock option plans. These savings were $0.7 million, $0.4 million and $0.4 million for the years ended January 31, 2007, 2006 and 2005, respectively.

The Company and its subsidiaries’ income tax returns are routinely examined by U.S., state, and foreign tax authorities. The tax years under examination vary by jurisdiction. The Company regularly assesses the potential outcomes of both ongoing and future examinations for the current or prior years to insure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its accruals are adequate in relation to the potential assessments. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to income tax expense would result.

21.	Retirement Plan

The Company has a 401(k) Profit Sharing Plan (the “Plan”) in which eligible employees may participate. Employees are eligible to participate in the Plan upon the attainment of age 21, and completion of three months of service. Participants may elect to contribute up to 60% of their compensation, subject to maximum statutory limits. The Company under the provisions of the Plan, may make discretionary matching contributions equal to a percentage of each participant’s annual compensation. The percentage is determined annually by the Board of Directors. The Company may also elect to make additional profit sharing contributions on behalf of participants in amounts determined by the Board of Directors at the end of the Plan year. The Company’s contributions to the Plan were approximately $1,197,000, $997,000, and $721,000 for the fiscal years ended January 31, 2007, 2006 and 2005, respectively.

22.	Benefit Plans

The Company sponsors two qualified pension plans as a result of the Perry Ellis Menswear acquisition that occurred in June 2003.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the plan year beginning January 1, 2005, and ending December 31, 2006, and a statement of the funded status as of December 31, 2006. The plans were frozen and merged as of December 31, 2003.

For the fiscal year ending January 31:	2007	2006
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of plan year	$50,768	$54,837
Service Cost	250	250
Interest Cost	2,309	2,957
Plan participants’ contributions	—	—
Actuarial loss (gain)	(1,320)	(910)
Lump sums plus annuities paid	(8,421)	(6,366)
Amendments	—	—
Effects of acquisitions	—	—
Effects of divestitures	—	—
Curtailments	—	—
Settlements	—	—
Special Termination Benefits	—	—

Benefit obligation at end of plan year	$43,586	$50,768

Change in plan assets
Fair value of plan assets at beginning of plan year	40,398	42,773
Actual return on plan assets	4,100	2,486
Effect of acquisitions	—	—
Effect of divestitures	—	—
Employer contributions	—	1,505
Plan participants’ contributions	—	—
Lump sums plus annuities paid	(8,421)	(6,366)
Settlements	—	—

Fair value of plan assets at end of plan year	$36,077	$40,398

Funded status at end of plan year	(7,509)	(10,370)
Unrecognized net transition obligation	—	—
Unrecognized prior service cost	—	—
Unrecognized net actuarial loss (gain)	(5,903)	(3,351)
Adjustment for employer contribution	—	—

Accrued benefit cost as of January 31	$(13,412)	$(13,721)

The following table provides the amounts recognized in the consolidated balance sheet as of January 31:

	2007	2006
	(in thousands)
Prepaid benefit cost	$—	$—
Accrued benefit liability	(13,412)	(13,721)
Intangible asset	—	—
Accumulated other comprehensive income	—	—

Net amount recognized	$(13,412)	$(13,721)

Information for pension plans with an accumulated benefit obligation in excess of the plan assets as of year end of plan year:

	2007	2006
	(in thousands)
Projected benefit obligation	$43,586	$50,768
Accumulated benefit obligation	$43,586	$50,768
Fair value of plan assets	$36,077	$40,398

The following table provides the components of net benefit cost for the plans for the fiscal year ended January 31:

	2007	2006	2005
	(in thousands)
Service cost	$250	$250	$—
Interest cost	2,309	2,957	3,103
Expected return on plan assets	(2,915)	(3,521)	(3,436)
Amortization of transition asset	—	—	—
Amortization of unrecognized net loss (gain)	(151)	—	—
Amortization of prior service cost	—	—	—
Other	507	314	319
Curtailment (gain) loss	—	—	—

Net periodic benefit cost	$—	$—	$(14)

There was no amount included within other comprehensive income arising from a change in the additional minimum pension liability as of January 31, 2007, 2006 and 2005.

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table for the end of plan years ended:

	2006	2005
Discount rate	5.50%	5.75%
Rate of compensation increase	N/A	N/A

The assumptions used in the measurement of the net periodic benefit cost for periods ended December 31 are as follows:

	2006	2005
Discount rate	5.50%	5.75%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	N/A	N/A

The pension plan weighted-average asset allocations at January 31, 2007 and 2006, by asset category, are as follows:

	2007	2006
Asset category:
Equity securities	62.60%	71.54%
Debt securities	29.80%	19.58%
Other	7.60%	8.88%

Total	100.00%	100.00%

The expected future benefit payments are as follows for fiscal years ended January 31:

		(in thousands)
	2007	$3,244
	2008	$3,249
	2009	$3,273
	2010	$3,256
	2011	$3,144
	Thereafter	$15,491

23.	Related Party Transactions

The Company leases under certain lease arrangements approximately 66,000 square feet comprised of approximately 16,000 square feet for administrative offices and approximately 50,000 square feet for warehouse distribution. These facilities are in close proximity to the corporate office of the Company, and are owned by the Chairman of the Board of Directors and Chief Executive Officer (“Chairman”). Rent expense, including insurance and taxes, for these leases amounted to approximately $693,000, $695,000 and $654,000 for the years ended January 31, 2007, 2006 and 2005, respectively. At inception of the leases, the Audit Committee reviewed the terms of the two ten year leases to ensure that they were reasonable and at, or below, market. This review included information from third party sources.

During the years ended January 31, 2007, 2006 and 2005, the Company was a party to aircraft charter agreements with third parties, who chartered the aircraft from an entity controlled by the Chairman and the Chief Operating Officer. There is no minimum usage requirement, and the charter agreement can be terminated with 60 days notice. The Company paid, under these agreements, to these third parties $743,000, $688,000 and $677,000 for the years ended January 31, 2007, 2006 and 2005, respectively. On an annual basis, the Audit Committee reviews the terms of the current arrangement to ensure that it is at, or below, market. This review includes information from third party sources.

Additionally, the Company reimbursed a Taiwanese entity controlled by the Chairman for costs incurred in rendering services related to merchandising, sourcing, and quality control in the amount of approximately $81,000 and $628,000 for the years ended January 31, 2006 and 2005, respectively. This arrangement was terminated during fiscal 2006.

The Company is a party to licensing agreements with Isaco International, Inc. (“Isaco”), pursuant to which Isaco was granted the exclusive license to use the Perry Ellis and John Henry brand names in the United States and Puerto Rico to market a line of men’s underwear, hosiery and loungewear. The principal shareholder of Isaco is the father-in-law of the Company’s President and Chief Operating Officer. Royalty income earned from the Isaco license agreements amounted to approximately $2.1 million, $2.3 million and $2.3 million for the years ended January 31, 2007, 2006 and 2005, respectively.

The Company is party to a licensing agreement with Tropi-Tracks LLC (“Tropi-Tracks”), pursuant to which Tropi-Tracks was granted an exclusive license to use the Jantzen brand name in the United States, Canada, and Mexico to market a line of men’s, women’s and junior’s casual and leisure footwear. Salomon Hanono, one of the Company’s directors and the son-in-law of the Chairman, is a member of Tropi-Tracks. Royalty income earned from the Tropi-Tracks license agreement amounted to $71,000, $90,000 and $57,000 for the years ended January 31, 2007, 2006 and 2005, respectively.

The Company is a party to licensing agreements with Superior International (“Superior”), pursuant to which Superior was granted the license to use the Perry Ellis, Cubavera and Mondo di Marco brand names in Latin America, Mexico and the Caribbean to market a line of women’s sportswear. The Company’s President and Chief Operating Officer is a partner in Superior. Royalty income earned from the Superior license agreements amounted to approximately $199,000, $281,000 and $258,000 for the years ended January 31, 2007, 2006 and 2005, respectively. This agreement was terminated during 2006.

24.	Stock Options, Warrants And Restricted Shares

Stock Options – In 1993, the Company adopted the 1993 Stock Option Plan (the “1993 Plan”), which was amended in 1998 and 1999 to increase the number of shares reserved for issuance thereunder. As amended, the 1993 Plan authorized the Company to grant stock options (“Option” or “Options”) to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2002, prior to the termination of the 1993 Plan in 2003, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). The 2002 Plan was amended in 2003 to increase the number of shares reserved for issuance thereunder, among other changes. As amended, the 2002 Plan allows the Company to grant Options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2005, the Company adopted the 2005 Long-Term Incentive Compensation Plan (the “2005 Plan”, and collectively with the 1993 Plan and the 2002 Plan, the “Stock Option Plans”). The 2005 Plan allows the Company to grant Options and other awards to purchase or receive up to an aggregate of 1,500,000 shares of the Company’s common stock, reduced by any awards outstanding under the 2002 Plan. All Stock Option Plans were designed to serve as an incentive for attracting and retaining qualified and competent employees, directors, consultants, and independent contractors of the Company.

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

The following table lists information regarding shares under the 1993 Plan, 2002 Plan and 2005 Plan as of January 31, 2007:

	Shares Underlying Outstanding Options	Unvested Restricted Shares	Shares Available for Grant
1993 Stock Option Plan	1,547,574	—	—
2002 Stock Option Plan	226,985	—	—
2005 Stock Option Plan	182,989	37,575	1,415,915

	1,957,548	37,575	1,415,915

A summary of the stock option activity for options issued under the 1993 Plan, 2002 Plan and 2005 Plan is as follows for the years ended January 31:

		Option Price Per Share
	Number of Shares	Low	High	Weighted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding January 31, 2004	2,188,796
Granted 2005	256,050	$8.05	$18.26	$15.93
Exercised 2005	(113,147)	$4.08	$13.10	$8.07
Cancelled 2005	(71,751)	$5.11	$19.01	$12.59

Outstanding January 31, 2005	2,259,948				$9.58	5.76	$10,796
Vested or expected to vest	2,254,947				$9.55	5.74	$10,790
Options Exercisable	1,933,988				$8.94	5.31	$10,315

Granted 2006	201,510	$12.55	$16.34	$14.36
Exercised 2006	(216,956)	$3.46	$15.69	$9.53
Cancelled 2006	(124,679)	$9.50	$18.26	$15.04

Outstanding January 31, 2006	2,119,823				$9.70	4.91	$8,932
Vested or expected to vest	2,114,823				$9.69	4.90	$8,929
Options Exercisable	1,928,255				$9.32	4.54	$8,759

Granted 2007	125,161	$13.77	$27.17	$19.70
Exercised 2007	(227,811)	$3.46	$16.67	$11.70
Cancelled 2007	(59,625)	$9.50	$15.71	$14.53

Outstanding January 31, 2007	1,957,548				$9.88	4.41	$39,557
Vested or expected to vest	1,952,548				$9.86	4.39	$38,566
Options Exercisable	1,780,722				$9.12	3.94	$37,345

The aggregate intrinsic value for stock options in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $30.09, $13.54, and $14.07 at January 31, 2007, 2006 and 2005, respectively. This amount represents the total pre-tax intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date. The total intrinsic value of stock options exercised in fiscal 2007, 2006 and 2005 was approximately $2.0 million, $1.2 million and $1.1 million, respectively. The total fair value of stock options vested in fiscal 2007, 2006 and 2005 was approximately $0.90 million, $1.8 million and $1.2 million, respectively.

Additional information regarding options outstanding and exercisable as of January 31, 2007, is as follows:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.00	-	$6.00	629,499	2.34	$5.72	629,499	$5.72
$6.01	-	$9.00	24,900	3.90	$7.68	24,900	$7.68
$9.01	-	$11.00	885,675	4.15	$9.87	885,675	$9.87
$11.01	-	$15.00	128,097	8.00	$13.25	82,323	$13.33
$15.01	-	$16.00	75,377	8.58	$15.56	23,325	$15.71
$16.01	-	$28.00	214,000	7.99	$18.42	135,000	$16.59

			1,957,548			1,780,722

Restricted Stock – Under the 2005 Plan, restricted stock awards shall be granted subject to restrictions on transferability, risk of forfeiture and other restrictions, if any, as the Committee may impose, or as otherwise provided in the 2005 Plan, covering a period of time specified by the Committee. The terms of any restricted stock awards granted under the 2005 Plan shall be set forth in a written Award Agreement which shall contain provisions determined by the Committee and not inconsistent with the 2005 Plan. The restrictions may lapse separately or in combination at such times, under such circumstances (including based on achievement of performance goals and/or future service requirements), in such installments or otherwise, as the Committee may determine at the date of grant or thereafter. Except to the extent restricted under the terms of the 2005 Plan and any Award Agreement relating to a restricted stock award, a participant granted restricted stock shall have all of the rights of a shareholder, including the right to vote the restricted stock and the right to receive dividends thereon (subject to any mandatory reinvestment or other requirement imposed by the Committee). During the Restriction Period (as defined in the 2005 Plan), the restricted stock may not be sold, transferred, pledged, hypothecated, margined or otherwise encumbered by the participant.

During fiscal 2007, the Company awarded four employees an aggregate 25,500 shares of restricted stock, which generally vest over a five year period. The total fair value of the restricted shares amounted to approximately $572,000. During fiscal 2006, the Company awarded four employees an aggregate of 24,750 shares of restricted stock, which vest over a four year period. The total fair value of the restricted shares amounted to approximately $358,000. These amounts are being amortized as compensation expense over the vesting period. The fair value of restricted stock grants is estimated on the date of grant and is generally equal to the closing stock price of the Company’s common stock on the date of grant.

As of January 31, 2007, the total unrecognized compensation cost related to unvested stock options outstanding under the Stock Option Plans is approximately $1.8 million. That cost is expected to be recognized over a weighted-average period of 3.3 years. As of January 31, 2007, the total unrecognized compensation cost related to unvested time-based restricted stock was approximately $565,000, which is expected to be recognized over a weighted-average period of 3.0 years.

The following table summarizes the restricted stock-based award activity during the three years ended January 31, 2007:

	Restricted Shares	Weighted Average Grant Price	Weighted Average Remaining Vesting Period
Unvested as of January 31, 2005	—
Granted 2006	24,750
Vested 2006	—
Forfeited 2006	—

Unvested as of January 31, 2006	24,750	$14.45	2.50
Granted 2007	25,500
Vested 2007	(5,175)
Forfeited 2007	(7,500)

Unvested as of January 31, 2007	37,575	$18.51	2.65

25.	Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company’s principal segments are grouped between the generation of revenues from products and royalties. The Licensing segment derives its revenues from royalties associated from the use of its brand names, principally Perry Ellis, Jantzen, John Henry, Original Penguin, Gotcha, Farah, Savane, Pro Player Manhattan and Munsingwear. The Product segment derives its revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. See footnote 2 for disclosure of major customers.

The Company allocates certain corporate selling general and administrative expenses based primarily on the revenues generated by the segments.

	2007	2006	2005
	(in thousands)
Revenues:
Product	$807,616	$827,504	$633,774
Licensing	22,226	21,910	22,807

Total Revenues	$829,842	$849,414	$656,581

Operating Income
Product	$44,668	$42,709	$33,246
Licensing	14,637	15,012	14,965

Total Operating Income	$59,305	$57,721	$48,211

Interest Expense
Product	$10,072	$10,883	$6,388
Licensing	11,042	11,047	8,187

Total Interest Expense	$21,114	$21,930	$14,575

Depreciation and Amortization
Product	$11,117	$9,031	$6,180
Licensing	491	526	377

Total Depreciation and Amortization	$11,608	$9,557	$6,557

Identifiable Assets
Product	$344,900	$376,702	$363,317
Licensing	197,577	169,042	139,198
Corporate	50,729	24,270	12,445

Total Identifiable Assets	$593,206	$570,014	$514,960

26.	Commitments and Contingencies

The Company has licensing agreements, as licensee, for the use of certain branded and designer labels. The license agreements expire on varying dates through March 2012. Total royalty payments under these license agreements amounted to approximately $6.6 million, $6.3 million and $7.4 million for the years ended January 31, 2007, 2006 and 2005, respectively, and were classified as cost of sales. Under certain licensing agreements, the Company has to pay certain guaranteed minimum payments. Future minimum payments under these contracts amount to $22.0 million.

The Company leases two warehouse facilities, one of which includes office space, in Miami totaling approximately 66,000 square feet from its Chairman and Chief Executive Officer, to handle the overflow of bulk shipments and the specialty and PING operations. The leases expire in July 2014. The aggregate annual base payment for these leases is approximately $525,000.

The Company leases several locations for offices, showrooms and retail stores throughout the United States. These leases expire through 2016. Minimum aggregate annual commitments for the Company’s non-cancelable unrelated operating lease commitments are as follows:

Year Ending January 31,

Amount
(in thousands)
2008	$9,505
2009	9,570
2010	8,409
2011	6,395
2012	5,555
Thereafter	8,771

Total	$48,205

Rent expense for these operating leases, including the related party rent payments discussed in footnote 23 amounted to $8.7 million, $7.7 million, and $7.0 million for the years ended January 31, 2007, 2006 and 2005, respectively.

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

In January 2007, Victory International (USA) LLC (“Victory”) filed a lawsuit against the Company and other named defendants in the United States District Court for the District of New Jersey, alleging fraud, interference with contract and other violations, in connection with the rejection of consent to the request by Parlux Fragrances, Inc. (“Parlux”) to assign the Perry Ellis fragrance license to Victory. In March 2007, Victory filed an amended complaint adding additional defendants, and adding allegations of price fixing and racketeering by defendants. Victory is seeking $250 million in damages. Management believes the Company has defenses to all claims raised in this lawsuit and is vigorously defending the lawsuit. In addition, management believes that this claim is without merit and that under the terms of the purchase agreement with Parlux the Company has indemnification rights.

Accordingly, pursuant to the Agreement dated December 6, 2006, between Parlux and the Company, for the purchase of the fragrance assets and termination of the Perry Ellis fragrance license, the Company has notified Parlux that it is seeking indemnification and reimbursement for all costs and expenses relating to the Victory lawsuit. In February 2007, Parlux filed a complaint in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida against the Company seeking declaratory relief that Parlux does not have an obligation to indemnify it for the costs and expenses relating to the Victory litigation, and the Company filed its answer. In March 2007, Parlux filed a motion for speedy disposition, which is pending. Management believes that this claim is without merit and is vigorously defending the claim.

The Company is also a party to other pending legal proceedings arising in the normal course of business, including claims arising from the use of trademarks. The Company does not believe that the resolution of any pending claims will have a material adverse effect on its business, financial condition or results of operations.

27.	Summarized Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Dollars in thousands)
FISCAL YEAR ENDED JANUARY 31, 2007

Net Sales	$208,254	$165,699	$207,794	$225,869	$807,616
Royalty Income	5,744	5,323	5,445	5,714	22,226

Total Revenues	213,998	171,022	213,239	231,583	829,842
Gross Profit	70,449	53,846	72,458	79,043	275,796
Net Income (Loss)	5,914	(2,457)	8,241	10,711	22,409
Net Income (Loss) per share:
Basic	$0.41	$(0.17)	$0.57	$0.73	$1.55
Diluted	$0.39	$(0.17)	$0.53	$0.68	$1.45
FISCAL YEAR ENDED JANUARY 31, 2006

Net Sales	$220,394	$184,298	$214,665	$208,147	$827,504
Royalty Income	5,206	5,686	5,290	5,728	21,910

Total Revenues	225,600	189,984	219,955	213,875	849,414
Gross Profit	72,927	53,838	70,360	65,389	262,514
Net Income (Loss)	8,891	(2,404)	8,093	8,102	22,682
Net Income (Loss) per share:
Basic	$0.63	$(0.17)	$0.57	$0.56	$1.59
Diluted	$0.59	$(0.17)	$0.53	$0.54	$1.51
FISCAL YEAR ENDED JANUARY 31, 2005

Net Sales	$192,104	$121,049	$154,716	$165,905	$633,774
Royalty Income	5,315	5,317	5,989	6,186	22,807

Total Revenues	197,419	126,366	160,705	172,091	656,581
Gross Profit	62,803	37,867	52,513	54,867	208,050
Net Income (Loss)	8,205	(2,643)	7,185	8,215	20,962
Net Income (Loss) per share:
Basic	$0.65	$(0.19)	$0.51	$0.58	$1.53
Diluted	$0.59	$(0.19)	$0.48	$0.55	$1.43

28.	Consolidating Condensed Financial Statements

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only) the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of January 31, 2007 and January 31, 2006, and for the three years ended January 31, 2007. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 31, 2007

(amounts in thousands, except share data)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$(4,140)	$2,648	$6,006	$—	$4,514
Accounts receivable, net	952	143,107	13,361	—	157,420
Intercompany receivable—Guarantors	66,370	270,087	719	(337,176)	—
Intercompany receivable—Non Guarantors	—	14,337	(311)	(14,026)	—
Inventories, net	—	130,934	8,756	—	139,690
Investments	2,581	—	—	—	2,581
Other current assets	2,989	6,840	562	—	10,391

Total current assets	68,752	567,953	29,093	(351,202)	314,596

Property and equipment, net	17,723	50,454	3,812	—	71,989
Intangible assets, net	—	147,372	45,284	—	192,656
Investment in subsidiaries	245,191	10,684	—	(255,875)	—
Other	4,957	12,857	58	(3,907)	13,965

TOTAL	$336,623	$789,320	$78,247	$(610,984)	$593,206

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$15,565	$65,237	$8,020	$(3,908)	$84,914
Intercompany payable—Parent	(169,211)	579,695	29,887	(440,371)	—

Total current liabilities	(153,646)	644,932	37,907	(444,279)	84,914

Notes payable and senior credit facility	243,385	(32,959)	—	—	210,426
Other long term liabilities	250	47,462	1,158	—	48,870

Total long-term liabilities	243,635	14,503	1,158	—	259,296

Total liabilities	89,989	659,435	39,065	(444,279)	344,210

Minority interest	—	—	2,362	—	2,362

Stockholders’ equity	246,634	129,885	36,820	(166,705)	246,634

TOTAL	$336,623	$789,320	$78,247	$(610,984)	$593,206

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 31, 2006

(amounts in thousands, except share data)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$6	$3,568	$5,838	$—	$9,412
Accounts receivable, net	1,086	140,575	10,868	—	152,529
Intercompany receivable—Guarantors	34	(49,261)	(3,343)	52,570	—
Intercompany receivable—Non Guarantors	—	27,866	—	(27,866)	—
Inventories, net	—	120,116	6,297	—	126,413
Other current assets	2,471	10,018	1,458	2,292	16,239

Total current assets	3,597	252,882	21,118	26,996	304,593

Property and equipment, net	16,102	46,603	3,887	—	66,592
Intangible assets, net	—	147,151	35,939	—	183,090
Investment in subsidiaries	222,745	9,605	—	(232,350)	—
Other	4,927	13,038	66	(2,292)	15,739

TOTAL	$247,371	$469,279	$61,010	$(207,646)	$570,014

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$13,426	$56,933	$5,684	$—	$76,043
Intercompany payable—Parent	(171,511)	209,781	26,818	(65,088)	—

Total current liabilities	(158,085)	266,714	32,502	(65,088)	76,043

Notes payable and senior credit facility	185,624	71,848	1,092	—	258,564
Other long term liabilities	452	13,581	140	—	14,173

Total long-term liabilities	186,076	85,429	1,232	—	272,737

Total liabilities	27,991	352,143	33,734	(65,088)	348,780

Minority interest	—	—	1,854	—	1,854

Stockholders’ equity	219,380	117,136	25,422	(142,558)	219,380

TOTAL	$247,371	$469,279	$61,010	$(207,646)	$570,014

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 31, 2007

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$768,444	$61,398	$—	$829,842
Gross profit	(8)	242,314	33,490	—	275,796
Operating income (loss)	(8)	46,478	12,835	—	59,305
Interest, minority interest and income taxes	29	34,809	2,058	—	36,896
Equity in earnings of subsidiaries, net	22,446	1,079	—	(23,525)	—
Net income	22,409	12,748	10,777	(23,525)	22,409

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2007

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(56,408)	$77,948	$9,434	$622	$31,596
Net cash provided by (used in) investing activities	(9,123)	2,173	(9,805)	—	(16,755)
Net cash provided by (used in) financing activities	60,764	(81,041)	(82)	(1)	(20,360)
Effect of exchange rate changes on cash and cash equivalents	621	—	621	(621)	621
Net increase (decrease) in cash and cash equivalents	(4,146)	(920)	168	—	(4,898)
Cash and cash equivalents at beginning of period	6	3,568	5,838	—	9,412
Cash and cash equivalents at end of period	(4,140)	2,648	6,006	—	4,514

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2005

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(18,131)	$19,394	$21,793	$418	$23,474
Net cash provided by (used in) investing activities	(5,070)	8,608	(21,324)	—	(17,786)
Net cash provided by (used in) financing activities	22,310	(23,921)	—	—	(1,611)
Effect of exchange rate changes on cash and cash equivalents	310	104	314	(418)	310
Net (decrease) increase in cash and cash equivalents	(581)	4,185	783	—	4,387
Cash and cash equivalents at beginning of period	(237)	(600)	1,848	—	1,011
Cash and cash equivalents at end of period	(818)	3,585	2,631	—	5,398

Exhibit Index

Exhibit No	Description of Exhibit
10.41	Employment Agreement dated May 1, 2006 between Stephen Harriman and the Registrant

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002