Form 10-Q
period 2007-04-30
PERRY ELLIS INTERNATIONAL INC
filed 2007-06-11
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2007

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

The number of shares outstanding of the registrant’s common stock is 14,698,973 (as of June 7, 2007).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of April 30, 2007 and January 31, 2007	1

Condensed Consolidated Statements of Income (Unaudited) for the three months ended April 30, 2007 and 2006	2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended April 30, 2007 and 2006	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	18

Item 4:

Controls and Procedures	19

PART II: OTHER INFORMATION	19

Item 6:

Exhibits	19

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	April 30, 2007	January 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$11,450	$4,514
Accounts receivable, net	167,244	157,420
Inventories	151,670	139,690
Other current assets	16,899	12,972

Total current assets	347,263	314,596

Property and equipment, net	72,338	71,989
Intangible assets, net	192,656	192,656
Other assets	11,857	13,965

TOTAL	$624,114	$593,206

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$37,149	$44,295
Accrued expenses and other liabilities	31,561	31,914
Accrued interest payable	2,314	5,822
Unearned revenues	3,740	2,883

Total current liabilities	74,764	84,914

Senior subordinated notes payable, net	149,120	149,079
Senior credit facility	68,328	61,347
Real estate mortgages	26,432	26,604
Deferred pension obligation	13,412	13,412
Unearned revenues and other liabilities	32,187	8,854

Total long-term liabilities	289,479	259,296

Total liabilities	364,243	344,210

Minority Interest	2,509	2,362

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 14,687,802 shares issued and outstanding as of April 30, 2007 and 14,640,608 shares issued and outstanding as of January 31, 2007	147	146
Additional paid-in-capital	95,092	94,252
Retained earnings	160,900	151,388
Accumulated other comprehensive income	1,223	848

Total stockholders’ equity	257,362	246,634

TOTAL	$624,114	$593,206

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended April 30,
	2007	2006
Revenues:
Net sales	$222,619	$208,254
Royalty income	6,151	5,744

Total revenues	228,770	213,998
Cost of sales	150,980	143,549

Gross profit	77,790	70,449

Operating expenses
Selling, general and administrative expenses	54,593	49,821
Depreciation and amortization	2,928	2,685

Total operating expenses	57,521	52,506

Operating income	20,269	17,943
Costs on early extinguishment of debt	—	2,963
Interest expense	5,248	5,895

Net income before minority interest and income taxes	15,021	9,085
Minority interest	147	(1)
Income tax provision	5,362	3,172

Net income	$9,512	$5,914

Net income per share
Basic	$0.65	$0.41

Diluted	$0.60	$0.39

Weighted average number of shares outstanding
Basic	14,660	14,411
Diluted	15,973	15,146

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended April 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,512	$5,914
Adjustments to reconcile net income to net cash provide by (used in) operating activities:
Depreciation	2,796	2,535
Provision for bad debts	198	10
Amortization of debt issue costs	213	238
Amortization of discounts	50	74
Deferred income taxes	2,766	2,346
Stock option issued as compensation	290	211
Costs on early extinguishment of debt	—	2,963
Minority interest	147	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,022)	(16,283)
Inventories, net	(11,980)	3,550
Other current assets	533	(696)
Other assets	144	(227)
Accounts payable, accrued expenses and other liabilities	(7,881)	(8,974)
Accrued interest payable	(3,508)	(4,753)
Unearned revenues	18,664	643

Net cash provided by (used in) operating activities	1,922	(12,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,821)	(1,943)
Payment on purchase of intangible assets	—	(6)

Net cash used in investing activities	(2,821)	(1,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	95,725	129,897
Payments on senior credit facility	(88,744)	(61,447)
Payments on senior secured notes	—	(58,354)
Payments on termination of swap agreements	—	(616)
Payments on real estate mortgages	(123)	(59)
Payments on capital leases	(42)	(53)
Tax benefit from exercise of stock options	109	26
Proceeds from exercise of stock options	442	136

Net cash provided by financing activities	7,367	9,530

Effect of exchange rate changes on cash and cash equivalents	468	513

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,936	(4,356)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,514	9,412

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,450	$5,056

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,706	$10,557

Income taxes	$657	$336

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$324	$—

Unrealized loss on marketable securities	$93	$—

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of the Securities and Exchange Commission on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP. These consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2007.

The information presented reflects all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the interim periods. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments -an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have an impact on the results of operations or the financial position of the Company.

In July 2006, the FASB issued Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”. The Company adopted the provisions of FIN 48, on February 1, 2007.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2004 through 2007 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2003 through 2007, depending on each state’s particular statute of limitation. As of February 1, 2007, the Company is undergoing a U.S. federal income tax examination for the 2004 tax year. Additionally, various state, local, and foreign income tax returns are also under examination by taxing authorities.

The adoption of FIN 48 did not have a material effect on the consolidated financial position or results of operations. The Company has a $2.7 million liability recorded for unrecognized tax benefits as of February 1, 2007, which includes interest and penalties of $0.3 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expenses. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.7 million, which includes interest and penalties of $0.3 million. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. There were no significant changes to any of these amounts during the first quarter of 2008.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which has yet to be determined.

3.	STOCKHOLDERS’ EQUITY

On November 21, 2006, the Company declared a 3-for-2 stock split effected in the form of a stock dividend payable on December 29, 2006 to stockholders of record as of December 12, 2006. All references to prior years’ stock and earnings per share data in this report have been restated to give effect to the stock dividend.

4.	INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, freight, insurance and commissions to buying agents.

Inventories consisted of the following as of:

	(in thousands)
	April 30, 2007	January 31, 2007
Finished goods	$149,131	$135,805
Raw materials and in process	2,539	3,885

Total	$151,670	$139,690

5.	MARKETABLE SECURITIES

During fiscal 2007, the Company purchased 369,700 common shares in the open market of a current licensee for approximately $2.6 million. At April 30, 2007, the fair value of the securities was approximately $2.4 million. The unrealized gross loss of approximately $86,000, net of taxes, is included in accumulated other comprehensive income.

6.	LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	(in thousands)
	April 30, 2007	January 31, 2007
Total letter of credit facilities	$164,106	$163,760
Outstanding letters of credit	(40,221)	(61,143)

Total credit available	$123,885	$102,617

7.	ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $5.9 million and $6.1 million for the three months ended April 30, 2007 and 2006, respectively, and are included in selling, general and administrative expenses.

8.	UNEARNED REVENUE

During the first quarter, the Company collected approximately $21 million in unearned royalty income and unearned advertising reimbursements on certain royalty licenses. These amounts will be recognized over the life of their respective licenses. As of April 30, 2007 the short term portions of approximately $ 1.5 million and $ 1.3 million are included in unearned revenues and accrued expenses and other liabilities, respectively. The long term portion of approximately $ 17.5 million is included in unearned revenues and other liabilities.

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

The following table sets forth the computation of basic and diluted income per share:

	(in thousands, except per share data) Three Months Ended April 30,
	2007	2006
Numerator:
Net income	$9,512	$5,914
Denominator:
Basic income per share—weighted average shares	14,660	14,411
Dilutive effect: stock options	1,313	735

Diluted income per share—weighted average shares	15,973	15,146

Basic income per share	$0.65	$0.41

Diluted income per share	$0.60	$0.39

Antidilutive effect: stock options (1)	87	276

(1)	Represents stock options to purchase shares of common stock and unissued restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

All prior year amounts have been restated to give affect to the 3-for-2 stock split distributed during December 2006. See footnote 3 to the unaudited condensed consolidated financial statements for further information.

10.	COMPREHENSIVE INCOME

For the three months ended April 30, 2007 and 2006, comprehensive income was $9.9 million and $6.4 million, respectively. For the three months ended April 30, 2007 and 2006, comprehensive income was comprised of net operating results in the amount of $9.5 million and $5.9 million, the effect of foreign currency translation in the amount of $0.5 million and $0.5 million, respectively, and unrealized loss on marketable securities in the amount of $93,000, for the three months ended April 30, 2007. Comprehensive income is reflected in stockholders’ equity.

11.	SEGMENT INFORMATION

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company’s principal segments are grouped between the generation of revenues from products and royalties. The Licensing segment derives its revenues from royalties associated from the use of its brand names, principally Perry Ellis, Jantzen, John Henry, Original Penguin, Gotcha, Farah, Savane, Pro Player, Manhattan and Munsingwear. The Product segment derives its revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States.

The Company allocates certain corporate selling general and administrative expenses based primarily on the revenues generated by the segments.

	(in thousands)
	Three Months Ended April 30,
	2007	2006
Revenues:
Product	$222,619	$208,254
Licensing	6,151	5,744

Total Revenues	$228,770	$213,998

Operating Income:
Product	$16,211	$15,168
Licensing	4,058	2,775

Total Operating Income	$20,269	$17,943

12.	BENEFIT PLANS

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the first quarter of fiscal 2007 and 2006:

	Three Months Ended April 30,
	2007	2006
	(in thousands)
Service cost	$63	$63
Interest cost	577	739
Expected return on plan assets	(729)	(880)
Amortization of net gain	(37)	—

Net periodic benefit cost	$(126)	$(78)

The Company expects no contributions to the pension plan during fiscal 2008.

13.	$57 MILLION SENIOR SECURED NOTES PAYABLE

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

14.	CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only) the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of April 30, 2007 and January 31, 2007, and for the three months ended April 30, 2007 and 2006. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF APRIL 30, 2007

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(2,202)	$8,145	$5,507	$—	$11,450
Accounts receivable, net	949	150,994	15,301	—	167,244
Intercompany receivable—Guarantors	59,713	271,167	566	(331,446)	—
Intercompany receivable—Non Guarantors	—	13,393	144	(13,537)	—
Inventories	—	141,924	9,746	—	151,670
Other current assets	5,090	10,971	838	—	16,899

Total current assets	63,550	596,594	32,102	(344,983)	$347,263

Property and equipment, net	17,308	51,133	3,897	—	72,338
Intangible assets, net	—	147,372	45,284	—	192,656
Investment in subsidiaries	254,707	11,305	—	(266,012)	—
Other assets	4,877	10,829	58	(3,907)	11,857

TOTAL	$340,442	$817,233	$81,341	$(614,902)	$624,114

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$8,766	$58,719	$11,187	$(3,908)	$74,764
Intercompany payable—Parent	(169,308)	590,333	12,556	(433,581)	—

Total current liabilities	(160,542)	649,052	23,743	(437,489)	74,764

Notes payable and senior credit facility	243,426	(25,978)	—	—	217,448
Unearned revenues and other long term liabilities	196	57,762	14,073	—	72,031

Total long-term liabilities	243,622	31,784	14,073	—	289,479

Total liabilities	83,080	680,836	37,816	(437,489)	364,243

Minority interest	—	—	2,509	—	2,509

Stockholders’ equity	257,362	136,397	41,016	(177,413)	257,362

TOTAL	$340,442	$817,233	$81,341	$(614,902)	$624,114

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF JANUARY 31, 2007

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(4,140)	$2,648	$6,006	$—	$4,514
Accounts receivable, net	952	143,107	13,361	—	157,420
Intercompany receivable—Guarantors	66,370	270,087	719	(337,176)	—
Intercompany receivable—Non Guarantors	—	14,337	(311)	(14,026)	—
Inventories	—	130,934	8,756	—	139,690
Other current assets	5,570	6,840	562	—	12,972

Total current assets	68,752	567,953	29,093	(351,202)	314,596
Property and equipment, net	17,723	50,454	3,812	—	71,989
Intangible assets, net	—	147,372	45,284	—	192,656
Investment in subsidiaries	245,191	10,684	—	(255,875)	—
Other assets	4,957	12,857	58	(3,907)	13,965

TOTAL	$336,623	$789,320	$78,247	$(610,984)	$593,206

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$15,565	$65,237	$8,020	$(3,908)	$84,914
Intercompany payable—Parent	(169,211)	579,695	29,887	(440,371)	—

Total current liabilities	(153,646)	644,932	37,907	(444,279)	84,914

Notes payable and senior credit facility	243,385	(32,959)	—	—	210,426
Unearned revenue and other long term liabilities	250	47,462	1,158	—	48,870

Total long-term liabilities	243,635	14,503	1,158	—	259,296

Total liabilities	89,989	659,435	39,065	(444,279)	344,210

Minority interest	—	—	2,362	—	2,362

Stockholders’ equity	246,634	129,885	36,820	(166,705)	246,634

TOTAL	$336,623	$789,320	$78,247	$(610,984)	$593,206

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2007

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$210,777	$17,993	$—	$228,770
Gross profit	—	68,151	9,639	—	77,790
Operating income	—	16,035	4,234	—	20,269
Interest, minority interest and income taxes	4	10,144	609	—	10,757
Equity in earnings of subsidiaries, net	9,516	621	—	(10,137)	—
Net income	9,512	6,512	3,625	(10,137)	9,512

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2007

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$546	$1,619	$(814)	$571	$1,922
Net cash provided by (used in) investing activities	415	(3,000)	(236)	—	(2,821)
Net cash provided by (used in) financing activities	509	6,878	(20)	—	7,367
Effect of exchange rate changes on cash and cash equivalents	468	—	571	(571)	468
Net (increase) decrease in cash and cash equivalents	1,938	5,497	(499)	—	6,936
Cash and cash equivalents at beginning of period	(4,140)	2,648	6,006	—	4,514
Cash and cash equivalents at end of period	(2,202)	8,145	5,507	—	11,450

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2006

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(7,195)	$(4,967)	$(790)	$502	$(12,450)
Net cash used in investing activities	(742)	(1,069)	(138)	—	(1,949)
Net cash provided by (used in) financing activities	131	9,421	(22)	—	9,530
Effect of exchange rate changes on cash and cash equivalents	513	(12)	514	(502)	513
Net (increase) decrease in cash and cash equivalents	(7,293)	3,373	(436)	—	(4,356)
Cash and cash equivalents at beginning of period	6	3,568	5,838	—	9,412
Cash and cash equivalents at end of period	(7,287)	6,941	5,402	—	5,056

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended January 31, 2007.

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2007 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets, the measurement of retirement related benefits and stock-based compensation. We believe that there have been no significant changes to our critical accounting policies during the three months ended April 30, 2007, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2007.

Results of Operations

The following is a discussion of the results of operations for the first quarter of the fiscal year ending January 31, 2008 (“fiscal 2008”) compared with the first quarter of the fiscal year ended January 31, 2007 (“fiscal 2007”).

Results of Operations – First Quarter of fiscal 2008 compared with First Quarter of fiscal 2007.

Net sales. Net sales in the first quarter of fiscal 2008 were $222.6 million, an increase of $14.3 million, or 6.9%, from $208.3 million in the first quarter of fiscal 2007. This increase was primarily driven by several of our growth platforms—golf lifestyle, swimwear/action sports, direct retail and international. This increase was partially offset by the effect of the anticipated shift in the retail calendar that moved certain shipments from April into May, thus slightly impacting revenue growth during the first quarter of fiscal 2008.

Royalty income. Royalty income for the first quarter of fiscal 2008 was $6.2 million, an increase of $0.5 million, or 8.8%, from $5.7 million for the first quarter of fiscal 2007. The increase was due primarily to the benefit of new licenses added during fiscal 2007, including the Perry Ellis fragrance license.

Gross profit. Gross profit was $77.8 million in the first quarter of fiscal 2008, as compared to $70.4 million in the first quarter of fiscal 2007, an increase of 10.5%. As a percentage of total revenue, gross profit margins were 34.0% in the first quarter of fiscal 2008 as compared to 32.9% in the first quarter of fiscal 2007. The improvement in the gross profit percentage came from improved wholesale margins, as well as the impact of higher royalty income.

Wholesale gross profit margins (which exclude the impact of royalty income) were 32.2% in the first quarter of fiscal 2008, as compared to 31.1% in the first quarter of fiscal 2007, with this improvement primarily attributable to improved margin performance including Perry Ellis, international and direct to consumer business, as well as the impact of the increase in higher margin swimwear sales as a percentage of our total revenues due to the seasonality of this business.

Selling, general and administrative expenses. Selling, general and administrative expenses during the first quarter of fiscal 2008 were $54.6 million, an increase of $4.8 million, or 9.6%, from $49.8 million in the first quarter of fiscal 2007. As a percentage of total revenue, selling, general and administrative expenses were 23.9% in the first quarter of fiscal 2008 as compared to 23.3% in the first quarter of fiscal 2007. As a percentage of total revenue this slight increase was in line with our anticipated results. The increase in selling, general and administrative expenses, on a dollar basis, is attributed to additional costs incurred related to our recently established Seattle based outerwear operations and increased costs from our swimwear growth, including the addition of the JAG swimwear brand.

Depreciation and amortization. Depreciation and amortization during the first quarter of fiscal 2008 was $2.9 million, an increase of $0.2 million, or 7.4%, from $2.7 million in the first quarter of fiscal 2007. The increase is primarily due an increase in property and equipment purchased during the second half of fiscal 2007.

Interest expense. Interest expense in the first quarter of fiscal 2008 was $5.2 million, a decrease of $0.7 million, or 11.9%, from $5.9 million in the first quarter of fiscal 2007. The overall decrease in interest expense is primarily attributable to the reduction of debt by $26 million during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007, the impact of the elimination of our senior subordinated notes in March 2006 and the impact of the lower rate $15 million mortgage loan obtained during June 2006.

Cost on early extinguishment of debt. We incurred debt extinguishment costs of approximately $3.0 million during the first quarter of fiscal 2007, including call premium costs, write-off of bond issue costs and costs associated with the termination of derivatives related to our 9 1/2% senior secured notes on March 15, 2006.

Income taxes. Income taxes in the first quarter of fiscal 2008 were $5.4 million, a $2.2 million increase as compared to $3.2 million for the first quarter of fiscal 2007. For the first quarter of fiscal 2008, our effective tax rate was 35.7% as compared to 34.9% in the first quarter of fiscal 2007, due to a slight adjustment of our Federal net operating losses and the associated deferred tax asset, during the first quarter of fiscal 2008.

Net income. Net income in the first quarter of fiscal 2008 was $9.5 million, an increase of $3.6 million, or 61.0%, as compared to net income of $5.9 million in the first quarter of fiscal 2007. The increase in net income was due to the changes described above.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations, acquisitions and capital expenditures. We believe that as a result of the growth in our business, our working capital requirements will increase. As of April 30, 2007, our total working capital was $272.5 million as compared to $229.7 million as of January 31, 2007. We believe that our cash flows from operations and borrowings under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets which have a net book value of $29 million at April 30, 2007, have a substantially higher market value of approximately $50 million. These real estate assets provide us with additional capital resources. Additional borrowings against these real estate assets, however, would be subject to certain loan to value criteria established by lending institutions. Currently we have mortgage loans on these properties totaling $27.0 million.

Net cash provided by operating activities was $1.9 million in the first quarter of fiscal 2008 as compared to cash used in operating activities of $12.5 million in the first quarter of fiscal 2007. The change of $14.4 million in the level of cash from operating activities in the first quarter of 2008 as compared to the first quarter of 2007 is primarily attributable to an increase in accounts receivable and inventories, a reduction of our accounts payable, accrued expenses and accrued interest payable, offset by the increase of $18.7 million in unearned revenues.

Net cash used in investing activities was $2.8 million in the first quarter of fiscal 2008, which reflects additions to property and equipment, as compared to $1.9 million in the first quarter of fiscal 2007. We anticipate capital expenditures of $15 million to $16 million during fiscal 2008.

Net cash provided by financing activities in the first quarter of fiscal 2008 was $7.4 million, which primarily reflects the net proceeds from our senior credit facility of $7.0 million, as compared to net proceeds from our senior credit facility of $68.5 million during the first quarter of fiscal 2007, which were used primarily for the payments of $58.4 million and $0.6 million on our senior secured notes and termination of swap agreements, respectively.

Senior Credit Facility

The following is a description of the terms of the senior credit facility with Wachovia Bank, National Association, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $175 million, except for a short term increase to $210 million which expired on May 1, 2007 to accommodate the reacquisition of a license agreement in the fourth quarter of fiscal 2007; (ii) the inventory borrowing limit is $90 million; (iii) the sublimit for letters of credit is up to $60 million; (iv) the amount of letter of credit facilities available outside of the facility is $100 million and (v) the outstanding balance is due at the maturity date of February 1, 2009.

Certain Covenants. The senior credit facility contains certain covenants, which, among other things, require us to maintain a minimum EBITDA if availability falls below a certain minimum. It may restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We are prohibited from paying cash dividends under these covenants. We are currently in compliance with all of our covenants under the senior credit facility. We could be materially harmed if we violate any covenants as the lenders under the senior credit facility could declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, the lenders could proceed against our assets. In addition, a violation could also constitute a cross-default under the indenture and mortgage, resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

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

Interest. Interest on the principal balance under the senior credit facility accrues, at our option, at either (a) our bank prime lending rate with adjustments depending upon our quarterly average excess availability plus excess cash or leverage ratio or (b) 1.05% above the rate quoted by our bank as the average monthly Eurodollar Rate for 1-month Eurodollar deposits with 20 to 25 basis point adjustments depending upon our quarterly average excess availability plus excess cash and leverage ratio at the time of borrowing.

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

Letter of Credit Facilities

As of April 30, 2007, we maintained six U.S. dollar letter of credit facilities totaling $160.0 million, one letter of credit facility totaling $3.4 million utilized by our Canadian joint venture, and one letter of credit facility totaling $0.7 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. As of April 30, 2007, there was $123.9 million available under existing letter of credit facilities.

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

Certain Covenants. The indenture governing the senior subordinated notes contains certain covenants which restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We are currently in compliance with all of the covenants in this indenture. We are prohibited from paying cash dividends under these covenants. We could be materially harmed if we violate any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, the letter of credit facilities, and the real estate mortgage loan resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Real Estate Mortgage Loans

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

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements” as defined by applicable GAAP and SEC rules.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three months ended April 30, 2007.

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

We also had an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. In March 2006, we terminated the $57 million Cap Agreement. The $57 million Cap Agreement capped the interest rate on the senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $30,000 decrease of recorded interest expense on the unaudited condensed consolidated statement of income for the three months ended April 30, 2006.

Other

Our current exposure to foreign exchange risk is not significant and accordingly, we have not entered into any transactions to hedge against those risks.

Item 4:	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that both our disclosure controls and procedures and our internal controls and procedures were effective as of April 30, 2007 in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls were effective as of April 30, 2007 to provide reasonable assurance that our financial statements were fairly presented in conformity with generally accepted accounting principles.

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Perry Ellis International, Inc.

Date: June 8, 2007	By:	/S/ GEORGE PITA
George Pita, Chief Financial Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.