Form 10-Q
period 2007-07-31
PERRY ELLIS INTERNATIONAL INC
filed 2007-09-07
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock is 14,706,361 (as of September 6, 2007).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of July 31, 2007 and January 31, 2007	1

Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended July 31, 2007 and 2006	2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended July 31, 2007 and 2006	3

Notes to Unaudited Consolidated Financial Statements	4

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	20

Item 4:

Controls and Procedures	21

PART II: OTHER INFORMATION	22

Item 4:

Submission of Matters to a Vote of Security Holders	22

Item 6:

Exhibits	23

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	July 31, 2007	January 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$11,204	$4,514
Accounts receivable, net	99,569	157,420
Inventories	136,447	139,690
Marketable securities	3,514	2,581
Deferred taxes	8,937	2,443
Prepaid income taxes	3,573	—
Other current assets	9,191	7,948

Total current assets	272,435	314,596
Property and equipment, net	75,285	71,989
Intangible assets	192,656	192,656
Other assets	8,447	13,965

TOTAL	$548,823	$593,206

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	30,645	44,295
Accrued expenses and other liabilities	26,511	30,748
Income taxes payable	—	1,166
Accrued interest payable	5,252	5,822
Unearned revenues	4,274	2,883

Total current liabilities	66,682	84,914

Senior subordinated notes payable, net	149,161	149,079
Senior credit facility	158	61,347
Real estate mortgages	26,303	26,604
Deferred income taxes	5,942	—
Deferred pension obligation	13,412	13,412
Unearned revenues and other liabilities	25,589	8,854

Total long-term liabilities	220,565	259,296

Total liabilities	287,247	344,210

Minority Interest	2,617	2,362

Stockholders' Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 14,692,790 shares issued and outstanding as of July 31, 2007 and 14,640,608 shares issued and outstanding as of January 31, 2007	147	146
Additional paid-in-capital	95,372	94,252
Retained earnings	161,167	151,388
Accumulated other comprehensive income	2,273	848

Total stockholders' equity	258,959	246,634

TOTAL	$548,823	$593,206

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Revenues:
Net sales	$188,890	$165,699	$411,509	$373,953
Royalty income	6,405	5,323	12,556	11,067

Total revenues	195,295	171,022	424,065	385,020
Cost of sales	133,574	117,176	284,554	260,725

Gross profit	61,721	53,846	139,511	124,295

Operating expenses
Selling, general and administrative expenses	53,400	49,947	107,993	99,768
Depreciation and amortization	3,174	2,765	6,102	5,450

Total operating expenses	56,574	52,712	114,095	105,218

Operating income	5,147	1,134	25,416	19,077
Costs on early extinguishment of debt	—	—	—	2,963
Interest expense	4,573	4,755	9,821	10,650

Net income (loss) before minority interest and income taxes	574	(3,621)	15,595	5,464
Minority interest	108	145	255	144
Income tax provision (benefit)	199	(1,309)	5,561	1,863

Net income (loss)	$267	$(2,457)	$9,779	$3,457

Net income (loss) per share
Basic	$0.02	$(0.17)	$0.67	$0.24

Diluted	$0.02	$(0.17)	$0.61	$0.23

Weighted average number of shares outstanding
Basic	14,691	14,454	14,675	14,433
Diluted	15,980	14,454	15,976	15,219

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended July 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,779	$3,457
Adjustments to reconcile net income to net cash provide by operating activities:
Depreciation	5,869	5,173
Provision for bad debt	287	55
Tax benefit from exercise of stock options	(122)	(205)
Amortization of debt issue costs	394	455
Amortization of discounts	97	117
Deferred income taxes	984	549
Stock option issued as compensation	511	425
Costs on early extinguishment of debt	—	2,963
Minority interest	255	144
Gain on sale of marketable securities	(12)	—
Changes in operating assets and liabilities:
Accounts receivable, net	57,564	46,176
Inventories, net	3,243	10,115
Other current assets	(1,243)	(3,549)
Prepaid income taxes	(3,573)	707
Other assets	373	43
Accounts payable, accrued expenses and other liabilities	(15,469)	(13,734)
Income taxes payable	(1,044)	566
Accrued interest payable	(570)	(1,349)
Unearned revenues	18,203	363

Net cash provided by operating activities	75,526	52,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,623)	(5,823)
Purchase of marketable securities	(672)	—
Proceeds on sale of marketable securities	321	—
Payment on purchase of intangible assets	—	(6)

Net cash used in investing activities	(8,974)	(5,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	150,269	155,454
Payments on senior credit facility	(211,458)	(161,845)
Payments on senior secured notes	—	(58,354)
Payments on termination of swap agreements	—	(616)
Payments on real estate mortgages	(249)	(109)
Borrowings on real estate mortgages	—	14,783
Payments on capital leases	(103)	(105)
Tax benefit from exercise of stock options	122	205
Proceeds from exercise of stock options	488	1,232

Net cash used in financing activities	(60,931)	(49,355)

Effect of exchange rate changes on cash and cash equivalents	1,069	523

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,690	(2,190)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,514	9,412

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,204	$7,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,294	$11,867

Income taxes	$8,478	$604

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$542	$1,745

Unrealized gain on marketable securities	$356	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

The adoption of FIN 48 did not have a material effect on the consolidated financial position or results of operations. The Company has a $2.7 million liability recorded for unrecognized tax benefits as of February 1, 2007, which includes interest and penalties of $0.3 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expenses. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.7 million, which includes interest and penalties of $0.3 million. During the second quarter of 2008, the total amount of unrecognized tax benefits increased by $0.6 million, which includes interest and penalties of $0.3 million.

It is reasonably possible that within the next twelve months the Company and the Internal Revenue Service will resolve some or all of the matters presently under U.S. federal income tax examination. The Company does not currently anticipate that such a resolution will significantly increase or decrease tax expense within the next twelve months.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and financial liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which has yet to be determined.

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

Inventories consisted of the following as of:

	(in thousands)
	July 31, 2007	January 31, 2007
Finished goods	$134,233	$135,805
Raw materials and in process	2,214	3,885

Total	$136,447	$139,690

5.	MARKETABLE SECURITIES

During fiscal 2007, the Company purchased 369,700 common shares in the open market of a current licensee for approximately $2.6 million. On May 2007, the Company purchased an additional 50,100 common shares in the open market of this licensee for $308,000. These shares were sold in June 2007, the proceeds were $321,000 and the gross realized gain on the sale was $12,000. The realized gain was reclassified from accumulated other comprehensive income to other income.

On July 2007, the Company purchased 50,000 common shares in the open market of an unrelated entity for $364,000.

The following is a summary of the investments’ cost, unrealized gains (losses) and estimated fair value at:

	(in thousands)
Equity Investments:	July 31, 2007	January 31, 2007
Cost	$2,935	$2,571
Gross unrealized gains	1,244	16
Gross unrealized losses	(665)	(6)

Estimated Fair Value	$3,514	$2,581

The unrealized net gain of $362,000 and $6,000, net of taxes, is included in accumulated other comprehensive income at July 31, 2007 and January 31, 2007, respectively.

7.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	(in thousands)
	July 31, 2007	January 31, 2007
Furniture, fixture and equipment	$62,934	$50,540
Buildings	23,551	23,359
Vehicles	730	734
Leasehold improvements	20,917	24,288
Land	9,435	9,435

Total	117,567	108,356
Less: accumulated depreciation and amortization	(42,282)	(36,367)

Total	$75,285	$71,989

For the three months ended July 31, 2007 and 2006, depreciation and amortization expense relating to property and equipment amounted to $3.1 million and $2.8 million, respectively. For the six months ended July 31, 2007 and 2006, depreciation and amortization expense relating to property and equipment amounted to $5.9 million and $5.2 million, respectively.

8.	LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	(in thousands)
	July 31, 2007	January 31, 2007
Total letter of credit facilities	$164,275	$163,760
Outstanding letters of credit	(35,464)	(61,143)

Total credit available	$128,811	$102,617

9.	ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $4.0 million and $4.3 million for the three months ended July 31, 2007 and 2006, respectively, and $9.9 million and $10.4 million for the six months ended July 31, 2007 and 2006, respectively, and are included in selling, general and administrative expenses.

10.	UNEARNED REVENUE

During the first quarter of fiscal 2008, the Company collected approximately $21 million in unearned royalty income and unearned advertising reimbursements on certain royalty licenses. These amounts will be recognized over the life of their respective licenses. As of July 31, 2007, the short term portions of approximately $ 1.7 million and $1.3 million are included in unearned revenues and accrued expenses and other liabilities, respectively. The long term portion of approximately $ 17.3 million is included in unearned revenues and other liabilities.

11.	NET INCOME (LOSS) INCOME PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares of outstanding common stock. The calculation of diluted net income (loss) per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net income (loss) per share includes the effects of stock options as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	(in thousands, except per share data)
	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$267	$(2,457)	$9,779	$3,457

Denominator:
Basic income per share—weighted average shares	14,691	14,454	14,675	14,433
Dilutive effect: stock options	1,289	—	1,301	786

Diluted income per share—weighted average shares	15,980	14,454	15,976	15,219

Basic income (loss) per share	$0.02	$(0.17)	$0.67	$0.24

Diluted income (loss) per share	$0.02	$(0.17)	$0.61	$0.23

Antidilutive effect: stock options (1)	78	2,049	83	218

(1)	Represents stock options to purchase shares of common stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

12.	COMPREHENSIVE INCOME (LOSS)

For the three months ended July 31, 2007 and 2006, comprehensive income (loss) was $1.3 million and ($2.5) million comprised of net operating results in the amount of $.3 million and ($2.5) million, the effect of foreign currency translation in the amount of $0.6 million and $10,000, respectively, and unrealized gain on marketable securities in the amount of $0.4 million for the three months ended July 31, 2007. For the six months ended July 31, 2007 and 2006, comprehensive income was $11.2 million and $4.0 million, comprised of net operating results in the amount of $9.8 million and $3.5 million, the effect of foreign currency translation in the amount of $1.1 million and $0.5 million, respectively, and unrealized gain on marketable securities in the amount of $0.3 million for the six months ended July 31, 2007. Comprehensive income is reflected as a component of stockholders’ equity.

13.	SEGMENT INFORMATION

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	(in thousands)
	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Revenues:
Product	$188,890	$165,699	$411,509	$373,953
Licensing	6,405	5,323	12,556	11,067

Total Revenues	$195,295	$171,022	$424,065	$385,020

Operating Income (Loss):
Product	$(370)	$(3,073)	$15,841	$12,095
Licensing	5,517	4,207	9,575	6,982

Total Operating Income	$5,147	$1,134	$25,416	$19,077

14.	BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the three and six months ended July 31, 2007 and 2006, respectively:

	(in thousands)
	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Service cost	$63	$63	$126	$126
Interest cost	577	739	1,154	1,478
Expected return on plan assets	(729)	(880)	(1,458)	(1,760)
Amortization of net gain	(37)	—	(74)	—

Net periodic benefit cost	$(126)	$(78)	$(252)	$(156)

15.	$57 MILLION SENIOR SECURED NOTES PAYABLE

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

16.	CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only) the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of July 31, 2007 and January 31, 2007, and for the three and six months ended July 31, 2007 and 2006. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF JULY 31, 2007

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$(2,355)	$1,617	$11,942	$—	$11,204
Accounts receivable, net	950	87,726	10,893	—	99,569
Intercompany receivable—Guarantors	(4,928)	(148,067)	1,048	151,947	—
Intercompany receivable—Non Guarantors	—	10,617	2,047	(12,664)	—
Inventories	—	127,813	8,634	—	136,447
Other current assets	6,871	13,677	760	3,907	25,215

Total current assets	538	93,383	35,324	143,190	272,435

Property and equipment, net	17,766	53,651	3,868	—	75,285
Intangible assets, net	—	142,592	50,064	—	192,656
Investment in subsidiaries	254,872	11,079	—	(265,951)	—
Other assets	4,666	7,630	58	(3,907)	8,447

TOTAL	$277,842	$308,335	$89,314	$(126,668)	$548,823

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,819	$51,159	$9,704	$—	$66,682
Intercompany payable—Parent	(230,565)	161,057	18,326	51,182	—

Total current liabilities	(224,746)	212,216	28,030	51,182	66,682

Notes payable and senior credit facility	243,467	(94,148)	—	—	149,319
Unearned revenues and other long term liabilities	162	57,042	14,042	—	71,246

Total long-term liabilities	243,629	(37,106)	14,042	—	220,565

Total liabilities	18,883	175,110	42,072	51,182	287,247

Minority interest	—	—	2,617	—	2,617

Stockholders' equity	258,959	133,225	44,625	(177,850)	258,959

TOTAL	$277,842	$308,335	$89,314	$(126,668)	$548,823

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF JANUARY 31, 2007

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$(4,140)	$2,648	$6,006	$—	$4,514
Accounts receivable, net	952	143,107	13,361	—	157,420
Intercompany receivable—Guarantors	66,370	270,087	719	(337,176)	—
Intercompany receivable—Non Guarantors	—	14,337	(311)	(14,026)	—
Inventories	—	130,934	8,756	—	139,690
Other current assets	5,570	6,840	562	—	12,972

Total current assets	68,752	567,953	29,093	(351,202)	314,596

Property and equipment, net	17,723	50,454	3,812	—	71,989
Intangible assets, net	—	147,372	45,284	—	192,656
Investment in subsidiaries	245,191	10,684	—	(255,875)	—
Other assets	4,957	12,857	58	(3,907)	13,965

TOTAL	$336,623	$789,320	$78,247	$(610,984)	$593,206

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$15,565	$65,237	$8,020	$(3,908)	$84,914
Intercompany payable—Parent	(169,211)	579,695	29,887	(440,371)	—

Total current liabilities	(153,646)	644,932	37,907	(444,279)	84,914

Notes payable and senior credit facility	243,385	(32,959)	—	—	210,426
Unearned revenue and other long term liabilities	250	47,462	1,158	—	48,870

Total long-term liabilities	243,635	14,503	1,158	—	259,296

Total liabilities	89,989	659,435	39,065	(444,279)	344,210

Minority interest	—	—	2,362	—	2,362

Stockholders' equity	246,634	129,885	36,820	(166,705)	246,634

TOTAL	$336,623	$789,320	$78,247	$(610,984)	$593,206

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED JULY 31, 2007

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$179,939	$15,356	$—	$195,295
Gross profit	—	53,144	8,577	—	61,721
Operating income	275	1,660	3,212	—	5,147
Interest, minority interest and income taxes	173	4,606	101	—	4,880
Equity in earnings (loss) of subsidiaries, net	165	(226)	—	61	—
Net income (loss)	267	(3,172)	3,111	61	267

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 31, 2007

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$390,716	$33,349	$—	$424,065
Gross profit	—	121,295	18,216	—	139,511
Operating income	275	17,695	7,446	—	25,416
Interest, minority interest and income taxes	177	14,750	710	—	15,637
Equity in earnings of subsidiaries, net	9,681	395	—	(10,076)	—
Net income	9,779	3,340	6,736	(10,076)	9,779

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 31, 2007

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$603	$68,560	$5,294	$1,069	$75,526
Net cash (used in) investing activities	(394)	(8,196)	(384)	—	(8,974)
Net cash provided by (used in) financing activities	507	(61,395)	(43)	—	(60,931)
Effect of exchange rate changes on cash and cash equivalents	1,069	—	1,069	(1,069)	1,069
Net increase (decrease) in cash and cash equivalents	1,785	(1,031)	5,936	—	6,690
Cash and cash equivalents at beginning of period	(4,140)	2,648	6,006	—	4,514
Cash and cash equivalents at end of period	(2,355)	1,617	11,942	—	11,204

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 31, 2006

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(558)	$49,999	$2,519	$511	$52,471
Net cash used in investing activities	(2,167)	(3,389)	(273)	—	(5,829)
Net cash provided by (used in) financing activities	1,428	(50,748)	(35)	—	(49,355)
Effect of exchange rate changes on cash and cash equivalents	523	(12)	523	(511)	523
Net (decrease) increase in cash and cash equivalents	(774)	(4,150)	2,734	—	(2,190)
Cash and cash equivalents at beginning of period	6	3,568	5,838	—	9,412
Cash and cash equivalents at end of period	(768)	(582)	8,572	—	7,222

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2007 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets, the measurement of retirement related benefits and stock-based compensation. We believe that there have been no significant changes to our critical accounting policies during the six months ended July 31, 2007, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2007.

Results of Operations

The following is a discussion of the results of operations for the three and six months periods in the second quarter of the fiscal year ending January 31, 2008 (“fiscal 2008”) compared with the three and six months periods in the second quarter of the fiscal year ended January 31, 2007 (“fiscal 2007”).

Results of Operations - three and six months ended July 31, 2007 compared to three and six months ended July 31, 2006.

Net sales. Net sales for the three months ended July 31, 2007 were $188.9 million, an increase of $23.2 million, or 14.0%, from $165.7 million for the three months ended July 31, 2006. This increase was primarily driven by several of our growth platforms—golf lifestyle, Hispanic lifestyles, swimwear/action sports, direct retail and international. This increase was partially aided by the effect of the anticipated shift in the retail calendar that moved certain shipments from April into May, thus slightly assisting in revenue growth during the second quarter of fiscal 2008.

Net sales for the six months ended July 31, 2007 were $411.5 million, an increase of $37.5 million, or 10.0%, from $374.0 million for the six months ended July 31, 2007. This increase was primarily driven by several of our growth platforms—golf lifestyle, Hispanic lifestyles, swimwear/action sports, direct retail and international.

Royalty income. Royalty income for the three months ended July 31, 2007 was $6.4 million, an increase of $1.1 million, or 20.8%, from $5.3 million for the three months ended July 31, 2006. Royalty income for the six months ended July 31, 2007 was $12.6 million, an increase of $1.5 million, or 13.5%, from $11.1 million for the six months ended July 31, 2006. The increases were due primarily to the benefit of new licenses added during the later half of fiscal 2007.

Gross profit. Gross profit was $61.7 million for the three months ended July 31, 2007, an increase of $7.9 million, or 14.7%, from $53.8 million for the three months ended July 31, 2006. Gross profit was $139.5 million for the six months ended July 31, 2007, as compared to $124.3 million for six months ended July 31, 2006, an increase of 12.2%.

As a percentage of total revenue, gross profit margins were 31.6% for the three months ended July 31, 2007, as compared to 31.5% for the three months ended July 31, 2006, an increase of 10 basis points. The improvement in the gross profit percentage came from the impact of higher royalty income. As a percentage of total revenue, gross profit margins were 32.9% for the six months ended July 31, 2007, as compared to 32.3% for the six months ended July 31, 2006, an increase of 60 basis points. The improvement in the gross profit percentage came from improved wholesale margins, as well as the impact of higher royalty income.

Wholesale gross profit margins (which exclude the impact of royalty income) remained flat at 29.3%, for the three months ended July 31, 2007 and 2006. The wholesale gross profit margin percentage increased for the six months ended July 31, 2007, to 30.8%, as compared to 30.3% for the six months ended July 31, 2006, with this improvement primarily attributable to improved margin performance including Perry Ellis, international and direct to consumer business, as well as the impact of the increase in higher margin swimwear sales as a percentage of our total revenues due to the seasonality of this business.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended July 31, 2007 was $53.4 million, an increase of $3.5 million, or 7.0%, from $49.9 million for the three months ended July 31, 2006. The increase in selling, general and administrative expenses, on a dollar basis, is attributed to additional costs incurred related to our recently established Seattle based outerwear operations and increased costs from our swimwear growth, including the addition of the JAG swimwear brand. As a percentage of total revenues, selling, general and administrative expenses were lower at 27.3% for the three months ended July 31, 2007, as compared to 29.2% for the three months ended July 31, 2006. As a percentage of total revenue this decrease was in line with our anticipated results and primarily due to the increase in revenues during the second quarter of fiscal 2008 coupled with our tight expense controls and the deferral of certain advertising spending to the second half of the year.

Selling, general and administrative expenses for the six months ended July 31, 2007, were $108.0 million, an increase of $8.2 million, or 8.2%, from $99.8 million for the six months ended July 31, 2006. The increase in selling, general and administrative expenses, on a dollar basis, is attributed to the factors described above. As a percentage of total revenues, selling, general and administrative expenses were lower at 25.5% for the six months ended July 31, 2007, as compared to 25.9% for the six months ended July 31, 2006.

Depreciation and amortization. Depreciation and amortization for the three months ended July 31, 2007 was $3.2 million, an increase of $0.4 million, or 14.3%, from $2.8 million for the three months ended July 31, 2006. Depreciation and amortization for the six months ended July 31, 2007, was $6.1 million, an increase of $0.6 million, or 10.9%, from $5.5 million for the six months ended July 31, 2006. The increase is primarily due to an increase in property and equipment, primarily our Oracle retail system, purchased and implemented during the second half of fiscal 2007 and the first half of fiscal 2008.

Interest expense. Interest expense for the three months ended July 31, 2007, was $4.6 million, a decrease of $0.2 million, or 4.2%, from $4.8 million for the three months ended July 31, 2006. Interest expense for the six months ended July 31, 2007, was $ 9.8 million, a decrease of $0.9 million, or 8.4%, from $10.7 million for the six months ended July 31, 2006. The overall decrease in interest expense is primarily attributable to the reduction of debt by $26 million and $34 million during the first and second quarter of fiscal 2008 as compared to the first and second quarter of fiscal 2007, respectively, the impact of the elimination of our senior subordinated notes in March 2006 and the impact of the lower rate $15 million mortgage loan obtained during June 2006.

Cost on early extinguishment of debt. We incurred debt extinguishment costs of approximately $3.0 million during the six months ended July 31, 2006, including call premium costs, write-off of bond issue costs and costs associated with the termination of derivatives related to our 9 1 / 2 % senior secured notes on March 15, 2006.

Income taxes. The income tax provision for the three months ended July 31, 2007, was $0.2 million, a $1.5 million increase as compared to a $1.3 million tax benefit for the three months ended July 31, 2006. For the three months ended July 31, 2007, our effective tax rate was 34.7% as compared to 36.2% for the three months ended July 31, 2006. The primary reason for the decrease in the effective tax rate was due to a lower tax rate experienced by our international operations, offset by a slight increase in our unrecognized tax benefits.

Our income tax provision for the six months ended July 31, 2007, was $5.6 million, a $3.7 million increase as compared to $1.9 million for the six months ended July 31, 2006. For the six months ended July 31, 2007, our effective tax rate was 35.7% as compared to 34.1% for the six months ended July 31, 2006. The primary reason for the increase in the effective tax rate was due to a slight adjustment of our Federal net operating losses and the associated deferred tax asset, during the first quarter of fiscal 2008, offset by a lower tax rate experienced by our international operations.

Net income (loss). The net income for the three months ended July 31, 2007 was $0.3 million, an increase of $2.8 million, or 112%, as compared to the net loss of ($2.5) million for the three months ended July 31, 2006. Net income for the six months ended July 31, 2007 was $9.8 million, an increase of $6.3 million, or 180%, as compared to net income of $3.5 million for the six months ended July 31, 2006. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations, acquisitions and capital expenditures. We believe that as a result of the growth in our business, our working capital requirements will increase in the last half of the fiscal year, particularly during our fourth quarter as a result of planned increases in sales. As of July 31, 2007, our total working capital was $205.8 million as compared to $229.7 million as of January 31, 2007. We believe that our cash flows from operations and available borrowings under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets which have a net book value of $29 million at July 31, 2007, have a substantially higher market value of approximately $50 million. These real estate assets provide us with additional capital resources. Additional borrowings against these real estate assets, however would be subject to certain loan to value criteria established by lending institutions. Currently we have mortgage loans on these properties totaling $26.8 million.

Net cash provided by operating activities was $75.5 million for the six months ended July 31, 2007, as compared to cash provided by operating activities of $52.5 million for the six months ended July 31, 2006. The increase of $23.0 million in the level of cash provided by operating activities for the six months ended July 31, 2007, as compared to the six months ended July 31, 2006, is primarily attributable to a decrease in accounts receivable of $57.6 million due to stronger collection efforts, a decrease in inventory of $3.2 million, the increase of $18.2 million in unearned revenues; offset by the reduction of accounts payable, accrued expenses and other liabilities in the amount of $16.5 million. For the six months ended July 31, 2006, accounts receivable decreased by $46.2 million and inventory decreased by $10.1 million; this increase in operating cash flow was offset by the reduction of accounts payable, accrued expenses and other liabilities in the amount of $13.4 million.

Net cash used in investing activities was $9.0 million for the six months ended July 31, 2007, as compared to cash used in investing activities of $5.8 million for the six months ended July 31, 2006. The net cash used during the first half of Fiscal 2008 primarily reflects the purchase of property and equipment in the amount of $8.6 million and marketable securities in the amount of $0.7 million, offset by the proceeds from the sale of marketable securities in the amount of $0.3 million, as compared to net cash used in the amount of $5.8 million during the same period in Fiscal 2007 for the purchase of intangibles, property and equipment. We anticipate capital expenditures during fiscal 2008 of $16 million to $17 million in technology and systems, retail stores, and other expenditures.

Net cash used in financing activities for the six months ended July 31, 2007, was $60.9 million, as compared to net cash used in financing activities for the six months ended July 31, 2006 of $49.4 million. The net cash used during the first half of Fiscal 2008 primarily reflects the net payments on our senior credit facility of $61.2 million. The use of cash was offset by proceeds received from the exercise of stock options of $0.5 million. The net cash used during the first half of Fiscal 2007 primarily reflects the net payments on our senior credit facility of $6.4 million, as well as payments of $58.4 million to extinguish our senior secured notes and $0.6 million in connection with the termination of the swap agreements. The use of cash was offset by our Tampa facility real estate mortgage loan proceeds of $14.8 million, as well as proceeds from the exercise of stock options of $1.2 million.

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

Letter of Credit Facilities

As of July 31, 2007, we maintained six U.S. dollar letter of credit facilities totaling $160.0 million, one letter of credit facility totaling $3.5 million utilized by our Canadian joint venture, and one letter of credit facility totaling $0.8 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. As of July 31, 2007, there was $128.8 million available under existing letter of credit facilities.

$57 Million Senior Secured Notes Payable

In March 2002, we issued $57.0 million 9 1/2 % senior secured notes due March 15, 2009. On March 15, 2006, we exercised the call provision of the $57.0 million 9 1/2 % senior secured notes. The call provision permitted the notes to be redeemed at a premium of 102.375%, and in connection with this transaction, we incurred costs on early extinguishment of debt of approximately $3.0 million during the first quarter of fiscal 2007, including call premium costs, write-off of bond issue costs and costs associated with the termination of derivatives related to the senior secured notes.

$150 Million Senior Subordinated Notes Payable

In fiscal 2004, we issued $150 million 8 7/8 % senior subordinated notes due September 15, 2013. The proceeds of this offering were used to redeem previously issued $100 million 12 1/4  % senior subordinated notes and to pay down the outstanding balance of the senior credit facility at that time. The proceeds to us were $146.8 million yielding an effective interest rate of 9.1%.

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

Real Estate Mortgage Loans

In fiscal 2003, we acquired our main administrative office, warehouse and distribution facility in Miami and partially financed the acquisition of the facility with an $11.6 million mortgage loan. The real estate mortgage loan contains certain covenants. We are currently in compliance with all of our covenants under this real estate mortgage loan. We could be materially harmed if we violate any covenants because the lender under the real estate mortgage could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indenture relating to our senior subordinated notes resulting in all our of debt obligations becoming immediately due and payable, which we may not be able to satisfy. This mortgage loan matures on August 1, 2009. Interest is fixed at 7.123%

In October 2005, we acquired three administrative office units in a building in Beijing, China. The aggregate purchase price was $2.3 million, including closing costs. These purchases were partially financed with three variable interest mortgage loans totaling $1.2 million dollars in the aggregate. These mortgage loans mature on October 12, 2015. Interest rate is at Prime.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and six months ended July 31, 2007.

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

Derivatives on $57 Million Senior Secured Notes Payable

We had an interest rate swap and option (the “$57 million Swap Agreement”) for an aggregate notional amount of $57 million in order to manage the overall borrowing costs associated with our 9 1/2 % senior secured notes. In March 2006, we terminated the $57 million Swap Agreement. The $57 million Swap Agreement was a fair value hedge as it was designated against the 9 1/2 % senior secured notes carrying a fixed rate of interest and converted such notes to variable rate debt. The $57 million Swap Agreement was reflected at fair value in our consolidated balance sheet with a corresponding offset to the designated item.

We also had an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2 % senior secured notes. In March 2006, we terminated the $57 million Cap Agreement. The $57 million Cap Agreement capped the interest rate on the senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $0 and $30,000 decrease of recorded interest expense on the unaudited condensed consolidated statement of operations for the three and six months ended July 31, 2006, respectively.

Other

Our current exposure to foreign exchange risk is not significant and accordingly, we have not entered into any transactions to hedge against those risks.

Item 4:	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that both our disclosure controls and procedures and our internal controls and procedures were effective as of July 31, 2007 in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls were effective as of July 31, 2007 to provide reasonable assurance that our financial statements were fairly presented in conformity with generally accepted accounting principles.

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on Thursday, June 21, 2007.

(b)	The following individuals were elected directors until the 2010 Annual Meeting of Shareholders and until their successors are duly elected and qualified.

	FOR	WITHHELD
George Feldenkreis	13,485,858	295,727

Gary Dix	13,590,874	190,711

Leonard Miller	13,598,065	183,520

(c)	The following individual was elected director until the 2009 Annual Meeting of Shareholders and until his successor is duly elected and qualified.

Joe Arriola	13,722,351	59,234

The term of office of each of the following directors continued after the meeting:

Oscar Feldenkreis	Ronald L. Buch

Salomon Hanono	Joseph P. Lacher

Linda Platzner

(d)	The shareholders ratified the appointment by the Audit Committee of Perry Ellis’ board of directors of Deloitte & Touche LLP to serve as Perry Ellis’ independent auditors for the fiscal year ending January 31, 2008.

FOR	AGAINST	ABSTAIN
13,571,778	198,228	11,579

ITEM 6.	Exhibits

Index to Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

September 6, 2007	By:	/S/ THOMAS D’AMBROSIO
Thomas D’Ambrosio, Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.