Form 10-Q
period 2007-10-31
PERRY ELLIS INTERNATIONAL INC
filed 2007-12-07
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2007

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

The number of shares outstanding of the registrant’s common stock is 14,723,665 (as of December 6, 2007).

PERRY ELLIS INTERNATIONAL, INC.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	October 31, 2007	January 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$8,874	$4,514
Accounts receivable, net	146,659	157,420
Inventories	122,573	139,690
Marketable securities	2,172	2,581
Deferred taxes	9,138	2,443
Other current assets	8,370	7,948

Total current assets	297,786	314,596

Property and equipment, net	76,070	71,989
Intangible assets	192,656	192,656
Other assets	8,533	13,965

TOTAL	$575,045	$593,206

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,954	$44,295
Accrued expenses and other liabilities	27,753	30,748
Income taxes payable	551	1,166
Accrued interest payable	2,041	5,822
Unearned revenues	4,033	2,883

Total current liabilities	62,332	84,914

Senior subordinated notes payable, net	149,202	149,079
Senior credit facility	22,999	61,347
Real estate mortgages	26,174	26,604
Deferred income taxes	6,011	—
Deferred pension obligation	13,220	13,412
Unearned revenues and other liabilities	24,422	8,854

Total long-term liabilities	242,028	259,296

Total liabilities	304,360	344,210

Minority Interest	2,734	2,362

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 14,714,800 shares issued and outstanding as of October 31, 2007 and 14,640,608 shares issued and outstanding as of January 31, 2007	147	146
Additional paid-in-capital	95,775	94,252
Retained earnings	169,701	151,388
Accumulated other comprehensive income	2,328	848

Total stockholders’ equity	267,951	246,634

TOTAL	$575,045	$593,206

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Revenues:
Net sales	$220,881	$207,794	$632,390	$581,747
Royalty income	6,582	5,445	19,138	16,512

Total revenues	227,463	213,239	651,528	598,259
Cost of sales	150,541	140,781	435,095	401,506

Gross profit	76,922	72,458	216,433	196,753

Operating expenses
Selling, general and administrative expenses	56,074	51,747	164,067	151,514
Depreciation and amortization	3,492	2,899	9,594	8,350

Total operating expenses	59,566	54,646	173,661	159,864

Operating income	17,356	17,812	42,772	36,889
Costs on early extinguishment of debt	—	—	—	2,963
Interest expense	4,069	5,000	13,890	15,650

Net income before minority interest and income taxes	13,287	12,812	28,882	18,276
Minority interest	117	92	372	236
Income tax provision	4,636	4,479	10,197	6,342

Net income	$8,534	$8,241	$18,313	$11,698

Net income per share
Basic	$0.58	$0.57	$1.25	$0.81

Diluted	$0.55	$0.53	$1.16	$0.76

Weighted average number of shares outstanding
Basic	14,704	14,538	14,685	14,468
Diluted	15,504	15,540	15,817	15,327

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended October 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,313	$11,698
Adjustments to reconcile net income to net cash provide by operating activities:
Depreciation and amortization	9,257	7,930
Provision for bad debt	401	181
Tax benefit from exercise of stock options	(105)	(315)
Amortization of debt issue costs	579	668
Amortization of discounts	143	164
Deferred income taxes	1,356	4,565
Stock option issued as compensation	731	616
Costs on early extinguishment of debt	—	2,963
Minority interest	372	236
Gain on sale of marketable securities	(12)	—
Changes in operating assets and liabilities:
Accounts receivable, net	10,360	11,574
Inventories, net	17,117	27
Other current assets	(422)	(771)
Deferred pension obligation	(192)	—
Other assets	102	(13)
Accounts payable, accrued expenses and other liabilities	(17,861)	(8,951)
Income taxes payable	(510)	—
Accrued interest payable	(3,781)	(4,253)
Unearned revenues	16,823	517

Net cash provided by operating activities	52,671	26,836

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,845)	(12,074)
Purchase of marketable securities	(672)	(2,079)
Proceeds on sale of marketable securities	320	—
Payment on purchase of intangible assets	—	(6)

Net cash used in investing activities	(12,197)	(14,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	237,842	229,869
Payments on senior credit facility	(276,190)	(205,134)
Payments on senior secured notes	—	(58,354)
Payments on termination of swap agreements	—	(616)
Payments on real estate mortgages	(374)	(174)
Borrowings on real estate mortgages	—	14,783
Payments on capital leases	(149)	(169)
Tax benefit from exercise of stock options	105	315
Proceeds from exercise of stock options	688	1,865

Net cash used in financing activities	(38,078)	(17,615)

Effect of exchange rate changes on cash and cash equivalents	1,964	765

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,360	(4,173)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,514	9,412

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,874	$5,239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,528	$19,730

Income taxes	$8,640	$745

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$1,493	$383

Unrealized gain on marketable securities	$484	$34

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited condensed consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of the Securities and Exchange Commission on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP. These consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2007.

The information presented reflects all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the interim periods. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2 . RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2004 through 2007 are open tax years. Additionally, the Company’s U.S. federal income tax returns for 2000 through 2003 represent open tax years, but only to the extent of refund claims previously filed by the Company. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2003 through 2007, depending on each state’s particular statute of limitation. As of February 1, 2007, the Company is undergoing a U.S. federal income tax examination for the 2004 tax year. Additionally, various state, local, and foreign income tax returns are also under examination by taxing authorities.

The adoption of FIN 48 did not have a material effect on the consolidated financial position or results of operations. The Company has a $2.7 million liability recorded for unrecognized tax benefits as of February 1, 2007, which includes interest and penalties of $0.3 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expenses. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.7 million, which includes interest and penalties of $0.3 million. For the three and the nine months ended October 31, 2007, the total amount of unrecognized tax benefits increased by $0.5 million and $1.1 million, respectively. The increase to the total amount of the unrecognized tax benefit for the three and the nine months ended October 31, 2007 includes interest and penalties of $0.1 million and $0.3 million, respectively.

It is reasonably possible that within the next twelve months the Company and the Internal Revenue Service will resolve some or all of the matters presently under U.S. federal income tax examination. The Company does not currently anticipate that such a resolution will significantly increase or decrease tax expense within the next twelve months.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, except for nonfinancial assets and nonfinancial liabilities recognized or disclosed on a non-recurring basis, for which SFAS No. 157 will be effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the results of operations or the financial position of the Company.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of the recognition and disclosure provisions of SFAS No. 158 did not have a material impact on the results of operations or the financial position of the Company. SFAS 158 also requires a business entity to measure plan assets and benefit obligations as of the date of its year-end statement of financial position effective for fiscal year endings after December 15, 2008. In accordance with the provisions of SFAS No. 158, the Company will measure its plan assets and benefit obligations as of its January 31, 2009 fiscal year end.

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

Inventories consisted of the following as of:

	(in thousands)
	October 31, 2007	January 31, 2007
Finished goods	$121,008	$135,805
Raw materials and in process	1,565	3,885

Total	$122,573	$139,690

5. MARKETABLE SECURITIES

During fiscal 2007, the Company purchased 369,700 common shares in the open market of a current licensee for approximately $2.6 million. In May 2007, the Company purchased an additional 50,100 common shares in the open market of this licensee for $308,000. These shares were sold in June 2007, the proceeds were $320,000 and the gross realized gain on the sale was $12,000. The realized gain was reclassified from accumulated other comprehensive income to other income.

In July 2007, the Company purchased 50,000 common shares in the open market of an unrelated entity for $364,000.

The following is a summary of the investments’ cost, unrealized gains (losses) and estimated fair value at:

	(in thousands)
	October 31, 2007	January 31, 2007
Equity Investments:
Cost	$2,935	$2,571
Gross unrealized gains	—	16
Gross unrealized losses	(763)	(6)

Estimated Fair Value	$2,172	$2,581

The unrealized net (loss) gain of ($478,000) and $6,000 respectively, net of taxes, is included in accumulated other comprehensive income at October 31, 2007 and January 31, 2007, respectively.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	(in thousands)
	October 31, 2007	January 31, 2007
Furniture, fixture and equipment	$64,371	$50,540
Buildings	22,349	22,336
Vehicles	755	734
Leasehold improvements	24,840	25,311
Land	9,435	9,435

Total	121,750	108,356
Less: accumulated depreciation and amortization	(45,680)	(36,367)

Total	$76,070	$71,989

For the three months ended October 31, 2007 and 2006, depreciation and amortization expense relating to property and equipment amounted to $3.4 million and $2.8 million, respectively. For the nine months ended October 31, 2007 and 2006, depreciation and amortization expense relating to property and equipment amounted to $9.3 million and $7.9 million, respectively.

7. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	(in thousands)
	October 31, 2007	January 31, 2007
Total letter of credit facilities	$164,547	$163,760
Outstanding letters of credit	(31,865)	(61,143)

Total credit available	$132,682	$102,617

8. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $7.0 million and $6.9 million for the three months ended October 31, 2007 and 2006, respectively, and $17.0 million and $17.4 million for the nine months ended October 31, 2007 and 2006, respectively, and are included in selling, general and administrative expenses.

9. UNEARNED REVENUE

During the first quarter of fiscal 2008, the Company collected approximately $21 million in unearned royalty income and unearned advertising reimbursements on certain royalty licenses. These amounts will be recognized over the life of their respective licenses. As of October 31, 2007, the short term portions of approximately $1.7 million and $1.3 million are included in unearned revenues and accrued expenses and other liabilities, respectively. The long term portion of approximately $16.5 million is included in unearned revenues and other liabilities.

10. NET INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted net income per share:

	(in thousands, except per share data)
	Three Months Ended October 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Numerator:
Net income	$8,534	$8,241	$18,313	$11,698
Denominator:
Basic income per share—weighted average shares	14,704	14,538	14,685	14,468
Dilutive effect: stock options	800	1,002	1,132	859

Diluted income per share—weighted average shares	15,504	15,540	15,817	15,327

Basic income per share	$0.58	$0.57	$1.25	$0.81

Diluted income per share	$0.55	$0.53	$1.16	$0.76

Antidilutive effect: stock options (1)	79	138	81	192

(1)	Represents stock options to purchase shares of common stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

11. COMPREHENSIVE INCOME

For the three months ended October 31, 2007 and 2006, comprehensive income was $8.6 million and $8.5 million comprised of net operating results in the amount of $8.5 million and $8.2 million, the effect of foreign currency translation in the amount of $0.9 million and $0.3 million, respectively, and unrealized (loss) gain on marketable securities in the amount of ($0.8) million and $34,000, respectively, for the three months ended October 31, 2007 and 2006. For the nine months ended October 31, 2007 and 2006, comprehensive income was $19.8 million and $12.5 million, comprised of net operating results in the amount of $18.3 million and $11.7 million, the effect of foreign currency translation in the amount of $2.0 million and $0.8 million, respectively, and unrealized (loss) gain on marketable securities in the amount of ($0.5) million and $34,000, respectively, for the nine months ended October 31, 2007. Comprehensive income is reflected as a component of stockholders’ equity.

12. SEGMENT INFORMATION

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	(in thousands)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Revenues:
Product	$220,881	$207,794	$632,390	$581,747
Licensing	6,582	5,445	19,138	16,512

Total Revenues	$227,463	$213,239	$651,528	$598,259

Operating Income:
Product	$12,870	$14,973	$28,711	$27,068
Licensing	4,486	2,839	14,061	9,821

Total Operating Income	$17,356	$17,812	$42,772	$36,889

13. BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the three and nine months ended October 31, 2007 and 2006, respectively:

	(in thousands)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Service cost	$63	$63	$189	$189
Interest cost	577	739	1,731	2,217
Expected return on plan assets	(729)	(880)	(2,187)	(2,640)
Amortization of net gain	(37)	—	(111)	—

Net periodic benefit cost	$(126)	$(78)	$(378)	$(234)

14. $57 MILLION SENIOR SECURED NOTES PAYABLE

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

15. SUBSEQUENT EVENT

During November 2007, the Company’s Board of Directors authorized the Company to purchase, from time to time and as market and business conditions warrant, up to $20 million of its common stock for cash in the open market or in privately negotiated transactions over a 12-month period. Although the Board of Directors allocated a maximum of $20 million to carry out the program, the Company is not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis.

Subsequently, the Company has purchased 70,000 shares of its common stock at a cost of approximately of $1.2 million.

16. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only) the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of October 31, 2007 and January 31, 2007, and for the three and nine months ended October 31, 2007 and 2006. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF OCTOBER 31, 2007

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(2,181)	$3,880	$7,175	$—	$8,874
Accounts receivable, net	840	133,960	11,859	—	146,659
Intercompany receivable—Guarantors	(4,928)	(150,166)	1,318	153,776	—
Intercompany receivable—Non Guarantors	—	10,903	2,696	(13,599)	—
Inventories	—	111,796	10,777	—	122,573
Other current assets	5,514	13,458	708	—	19,680

Total current assets	(755)	123,831	34,533	140,177	$297,786

Property and equipment, net	17,402	54,790	3,878	—	76,070
Intangible assets, net	—	142,592	50,064	—	192,656
Investment in subsidiaries	263,517	—	—	(263,517)	—
Other assets	5,539	2,936	58	—	8,533

TOTAL	$285,703	$324,149	$88,533	$(123,340)	$575,045

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$4,251	$51,220	$10,768	$(3,907)	$62,332
Intercompany payable—Parent	(230,144)	158,391	17,510	54,243	—

Total current liabilities	(225,893)	209,611	28,278	50,336	62,332

Notes payable and senior credit facility	243,508	(71,307)	—	—	172,201
Unearned revenues and other long term liabilities	137	48,060	17,723	3,907	69,827

Total long-term liabilities	243,645	(23,247)	17,723	3,907	242,028

Total liabilities	17,752	186,364	46,001	54,243	304,360

Minority interest	—	—	2,734	—	2,734

Stockholders’ equity	267,951	137,785	39,798	(177,583)	267,951

TOTAL	$285,703	$324,149	$88,533	$(123,340)	$575,045

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2007

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$210,551	$16,912	$—	$227,463
Gross profit	—	67,829	9,093	—	76,922
Operating income	(275)	13,507	4,124	—	17,356
Interest, minority interest and income taxes	(164)	8,552	434	—	8,822
Equity in earnings of subsidiaries, net	8,645	—	—	(8,645)	—
Net income	8,534	4,955	3,690	(8,645)	8,534

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED) FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 (amounts in thousands)
	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$197,911	$15,328	$—	$213,239
Gross profit	—	64,171	8,287	—	72,458
Operating income	—	14,183	3,629	—	17,812
Interest, minority interest and income taxes	198	8,259	1,114	—	9,571
Equity in earnings of subsidiaries, net	8,439	385	—	(8,824)	—
Net income	8,241	6,309	2,515	(8,824)	8,241
PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED) FOR THE NINE MONTHS ENDED OCTOBER 31, 2007 (amounts in thousands)
	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$601,267	$50,261	$—	$651,528
Gross profit	—	189,124	27,309	—	216,433
Operating income	—	31,202	11,570	—	42,772
Interest, minority interest and income taxes	13	23,302	1,144	—	24,459
Equity in earnings of subsidiaries, net	18,326	—	—	(18,326)	—
Net income	18,313	7,900	10,426	(18,326)	18,313

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2006

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$553,133	$45,126	$—	$598,259
Gross profit	—	172,385	24,368	—	196,753
Operating income	—	28,034	8,855	—	36,889
Costs on early extinguishment of debt	—	2,963	—	—	2,963
Interest, minority interest and income taxes	283	18,735	3,210	—	22,228
Equity in earnings of subsidiaries, net	11,981	676	—	(12,657)	—
Net income	11,698	7,012	5,645	(12,657)	11,698
PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED OCTOBER 31, 2007 (amounts in thousands)
	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash used in provided by operating activities	$(618)	$51,491	$(356)	$2,154	$52,671
Net cash used in investing activities	(31)	(11,603)	(563)	—	(12,197)
Net cash provided by (used in) financing activities	644	(38,656)	(66)	—	(38,078)
Effect of exchange rate changes on cash and cash equivalents	1,964	—	2,154	(2,154)	1,964
Net increase in cash and cash equivalents	1,959	1,232	1,169	—	4,360
Cash and cash equivalents at beginning of period	(4,140)	2,648	6,006	—	4,514
Cash and cash equivalents at end of period	(2,181)	3,880	7,175	—	8,874
PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED OCTOBER 31, 2006 (amounts in thousands)
	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(2,020)	$28,763	$314	$(221)	$26,836
Net cash used in investing activities	(2,864)	(10,865)	(430)	—	(14,159)
Net cash provided by (used in) financing activities	2,106	(19,659)	(62)	—	(17,615)
Effect of exchange rate changes on cash and cash equivalents	(221)	—	765	221	765
Net (decrease) increase in cash and cash equivalents	(2,999)	(1,761)	587	—	(4,173)
Cash and cash equivalents at beginning of period	6	3,568	5,838	—	9,412
Cash and cash equivalents at end of period	(2,993)	1,807	6,425	—	5,239

I tem 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2007 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets, the measurement of retirement related benefits and stock-based compensation. We believe that there have been no significant changes to our critical accounting policies during the nine months ended October 31, 2007, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2007.

Results of Operations

The following is a discussion of the results of operations for the three and nine months periods in the third quarter of the fiscal year ending January 31, 2008 (“fiscal 2008”) compared with the three and nine months periods in the third quarter of the fiscal year ended January 31, 2007 (“fiscal 2007”).

Results of Operations - three and nine months ended October 31, 2007 compared to three and nine months ended October 31, 2006.

Net sales. Net sales for the three months ended October 31, 2007 were $220.9 million, an increase of $13.1 million, or 6.3%, from $207.8 million for the three months ended October 31, 2006. This increase was primarily driven by organic growth of several of our platforms—golf lifestyle, action sports, direct retail and international.

Net sales for the nine months ended October 31, 2007 were $632.4 million, an increase of $50.7 million, or 8.7%, from $581.7 million for the nine months ended October 31, 2006. This increase was primarily driven by several of our growth platforms—golf lifestyle, Hispanic lifestyles, swimwear/action sports, direct retail and international.

Royalty income. Royalty income for the three months ended October 31, 2007 was $6.6 million, an increase of $1.2 million, or 22.2%, from $5.4 million for the three months ended October 31, 2006. Royalty income for the nine months ended October 31, 2007 was $19.1 million, an increase of $2.6 million, or 15.8%, from $16.5 million for the nine months ended October 31, 2006. The increases were due primarily to the benefit of new licenses added during the later half of fiscal 2007, including the Perry Ellis fragrance license.

Gross profit. Gross profit was $76.9 million for the three months ended October 31, 2007, an increase of $4.4 million, or 6.1%, from $72.5 million for the three months ended October 31, 2006. Gross profit was $216.4 million for the nine months ended October 31, 2007, as compared to $196.8 million for nine months ended October 31, 2006, an increase of 10.0%.

As a percentage of total revenue, gross profit margins were 33.8% for the three months ended October 31, 2007, as compared to 34.0% for the three months ended October 31, 2006, a decrease of 20 basis points. The gross profit margin remained essentially flat as compared to last year despite pricing pressures from the weaker dollar and increased labor rates in certain foreign countries. As a percentage of total revenue, gross profit margins were 33.2% for the nine months ended October 31, 2007, as compared to 32.9% for the nine months ended October 31, 2006, an increase of 30 basis points. The improvement in the gross profit percentage came from improved wholesale margins, as well as the impact of higher royalty income.

Wholesale gross profit margins (which exclude the impact of royalty income) decreased to 31.9% for the three months ended October 31, 2007 from 32.3% for the three months ended October 31, 2006. The decrease of 40 basis points is attributed to pricing pressures from the weaker dollar and increased labor rates in certain foreign countries. The wholesale gross profit margin percentage increased for the nine months ended October 31, 2007, to 31.2%, as compared to 31.0% for the nine months ended October 31, 2006, with this improvement primarily attributable to improved margin performance including Perry Ellis, international and direct to consumer business, as well as the impact of the increase in higher margin swimwear sales as a percentage of our total revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended October 31, 2007 was $56.1 million, an increase of $4.4 million, or 8.5%, from $51.7 million for the three months ended October 31, 2006. The increase in selling, general and administrative expenses, on a dollar basis, is attributed to additional costs incurred related to our continued investment into the boys, action sports, and retail businesses, as well as certain costs associated with the implementation of the Oracle retail system. As a percentage of total revenues, selling, general and administrative expenses were 24.7% for the three months ended October 31, 2007, as compared to 24.3% for the three months ended October 31, 2006. As a percentage of total revenue during the third quarter of fiscal 2008, this slight increase was in line with our anticipated results and primarily due to the factors explained above offset by our tight expense controls and the deferral of certain advertising spending.

Selling, general and administrative expenses for the nine months ended October 31, 2007, were $164.1 million, an increase of $12.6 million, or 8.3%, from $151.5 million for the nine months ended October 31, 2006. The increase in selling, general and administrative expenses, on a dollar basis, is attributed to the factors described above. As a percentage of total revenues, selling, general and administrative expenses were flat at 25.2% for the nine months ended October 31, 2007, as compared to 25.3% for the nine months ended October 31, 2006.

Depreciation and amortization. Depreciation and amortization for the three months ended October 31, 2007 was $3.5 million, an increase of $0.6 million, or 20.7%, from $2.9 million for the three months ended October 31, 2006. Depreciation and amortization for the nine months ended October 31, 2007, was $9.6 million, an increase of $1.2 million, or 14.3%, from $8.4 million for the nine months ended October 31, 2006. The increase is primarily due to an increase in property and equipment, primarily our Oracle retail system, purchased and implemented during the second half of fiscal 2007 and the first half of fiscal 2008.

Interest expense. Interest expense for the three months ended October 31, 2007, was $4.1 million, a decrease of $0.9 million, or 18%, from $5.0 million for the three months ended October 31, 2006. Interest expense for the nine months ended October 31, 2007, was $13.9 million, a decrease of $1.8 million, or 11.5%, from $15.7 million for the nine months ended October 31, 2006. The overall decrease in interest expense is primarily attributable to the reduction of the balance in the senior credit facility from $65.1 million as of October 31, 2006 to $23.0 million as of October 31, 2007, the impact of the elimination of our senior subordinated notes in March 2006 and the impact of the lower rate $15 million mortgage loan obtained during June 2006.

Cost on early extinguishment of debt. We incurred debt extinguishment costs of approximately $3.0 million during the nine months ended October 31, 2006, including call premium costs, write-off of bond issue costs and costs associated with the termination of derivatives related to our 9 1/2 % senior secured notes on March 15, 2006.

Income taxes. The income tax provision for the three months ended October 31, 2007, was $4.6 million, a $0.1 million increase as compared to $4.5 million for the three months ended October 31, 2006. For the three months ended October 31, 2007, our effective tax rate was 34.9%, essentially flat, as compared to 35.0% for the three months ended October 31, 2006.

Our income tax provision for the nine months ended October 31, 2007, was $10.2 million, a $3.9 million increase as compared to $6.3 million for the nine months ended October 31, 2006. For the nine months ended October 31, 2007, our effective tax rate was 35.3% as compared to 34.7% for the nine months ended October 31, 2006. The primary reason for the increase in the effective tax rate was due to an adjustment of our Federal net operating losses and the associated deferred tax asset, during the first quarter of fiscal 2008, partially offset by a lower tax rate experienced by our international operations.

Net income. The net income for the three months ended October 31, 2007 was $8.5 million, an increase of $0.3 million, or 3.7%, as compared to $8.2 million for the three months ended October 31, 2006. Net income for the nine months ended October 31, 2007 was $18.3 million, an increase of $6.6 million, or 56.4%, as compared to net income of $11.7 million for the nine months ended October 31, 2006. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations, acquisitions and capital expenditures. We believe that as a result of the growth in our business, our working capital requirements will increase during the last quarter of the fiscal year, as a result of planned increases in sales. As of October 31, 2007, our total working capital was $235.5 million as compared to $229.7 million as of January 31, 2007. We believe that our cash flows from operations and available borrowings under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets which have a net book value of $29 million at October 31, 2007, have a substantially higher market value of approximately $50 million. These real estate assets provide us with additional capital resources. Additional borrowings against these real estate assets, however would be subject to certain loan to value criteria established by lending institutions. Currently we have mortgage loans on these properties totaling $26.7 million.

Net cash provided by operating activities was $52.7 million for the nine months ended October 31, 2007, as compared to cash provided by operating activities of $26.8 million for the nine months ended October 31, 2006. The increase of $25.9 million in the level of cash provided by operating activities for the nine months ended October 31, 2007, as compared to the nine months ended October 31, 2006, is primarily attributable to a decrease in accounts receivable of $10.4 million due to stronger collection efforts, a decrease in inventory of $17.1 million due to tighter controls in inventory planning and an anticipated reduction in certain replenishment programs, the increase of $16.8 million in unearned revenues; offset by the reduction of accounts payable, accrued expenses and other liabilities in the amount of $17.9 million. For the nine months ended October 31, 2006, accounts receivable decreased by $11.6 million and inventory decreased by $27,000; this increase in operating cash flow was offset by the reduction of accounts payable, accrued expenses and other liabilities in the amount of $9.0 million.

Net cash used in investing activities was $12.2 million for the nine months ended October 31, 2007, as compared to cash used in investing activities of $14.2 million for the nine months ended October 31, 2006. The net cash used during the first nine months of Fiscal 2008 primarily reflects the purchase of property and equipment in the amount of $11.8 million and marketable securities in the amount of $0.7 million, offset by the proceeds from the sale of marketable securities in the amount of $0.3 million, as compared to net cash used in the amount of $14.2 million during the same period in Fiscal 2007 for the purchase of intangibles, marketable securities and property and equipment. We anticipate capital expenditures during fiscal 2008 of $16 million to $17 million in technology and systems, retail stores, and other expenditures.

Net cash used in financing activities for the nine months ended October 31, 2007, was $38.1 million, as compared to net cash used in financing activities for the nine months ended October 31, 2006 of $17.6 million. The net cash used during the first nine months of Fiscal 2008 primarily reflects the net payments on our senior credit facility of $38.3 million. The use of cash was offset by proceeds received from the exercise of stock options of $0.7 million. The net cash used in financing activities for the nine months ended October 31, 2006 primarily reflects the payments of $58.4 million to extinguish our senior secured notes, $24.7 million on our senior credit facility and $0.6 million in connection with the termination of the swap agreements. The use of cash was partially offset by our Tampa facility real estate mortgage loan proceeds of $14.8 million, as well as proceeds from the exercise of stock options of $1.9 million. The Board of Directors has approved a new stock repurchase program, which authorizes us to repurchase up to $20 million of our common stock for cash over the next twelve months. Although the Board of Directors allocated a maximum of $20 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis.

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

Letter of Credit Facilities

As of October 31, 2007, we maintained six U.S. dollar letter of credit facilities totaling $160.0 million, one letter of credit facility totaling $3.9 million utilized by our Canadian joint venture, and one letter of credit facility totaling $0.6 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. As of October 31, 2007, there was $132.7 million available under existing letter of credit facilities.

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

Real Estate Mortgage Loans

In fiscal 2003, we acquired our main administrative office, warehouse and distribution facility in Miami and partially financed the acquisition of the facility with an $11.6 million mortgage loan. The real estate mortgage loan contains certain covenants. We are currently in compliance with all of our covenants under this real estate mortgage loan. We could be materially harmed if we violate any covenants because the lender under the real estate mortgage could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indenture relating to our senior subordinated notes resulting in all our of debt obligations becoming immediately due and payable, which we may not be able to satisfy. This mortgage loan matures on August 1, 2009. Interest is fixed at 7.123%.

In October 2005, we acquired three administrative office units in a building in Beijing, China. The aggregate purchase price was $2.3 million, including closing costs. These purchases were partially financed with three variable interest mortgage loans totaling $1.2 million dollars in the aggregate. These mortgage loans mature on October 12, 2015. Interest rate is at Prime.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 are due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest is set at 6.25% for the first five years, after which it will be reset based on the terms and conditions of the promissory note.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements” as defined by applicable GAAP and SEC rules.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and nine months ended October 31, 2007.

I tem 3:	Quantitative and Qualitative Disclosures about Market Risks

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

We also had an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2 % senior secured notes. In March 2006, we terminated the $57 million Cap Agreement. The $57 million Cap Agreement capped the interest rate on the senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $0 and $30,000 decrease of recorded interest expense on the unaudited condensed consolidated statement of operations for the three and nine months ended October 31, 2006, respectively.

Other

Our current exposure to foreign exchange risk is not significant and accordingly, we have not entered into any transactions to hedge against those risks.

I tem 4:	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that both our disclosure controls and procedures and our internal controls and procedures were effective as of October 31, 2007 in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls were effective as of October 31, 2007 to provide reasonable assurance that our financial statements were fairly presented in conformity with generally accepted accounting principles.

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Perry Ellis International, Inc.

December 7, 2007	By:	/s/ THOMAS D’AMBROSIO
Thomas D’Ambrosio, Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.