Form 10-K
period 2008-01-31
PERRY ELLIS INTERNATIONAL INC
filed 2008-04-18
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

                                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $342,230,229 (as of July 31, 2007).

The number of shares outstanding of the registrant’s Common Stock is 14,731,278 (as of April 09, 2008).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

Portions of the Company’s Proxy Statement for the 2008 Annual Meeting—Part III

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. References in this report to the Tropical acquisition refer to our acquisition of certain domestic operating assets of Tropical Sportswear Int’l Corporation and its subsidiaries and Tropical’s United Kingdom subsidiary in February 2005. References in this report to the Laundry by Shelli Segal and C&C California acquisition refer to our acquisition of these brands in February 2008. References in this report to annual financial data for Perry Ellis refer to fiscal years ended January 31. This Form 10-K contains references to trademarks held by us and those of third parties.

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

Overview

We are one of the leading apparel companies in the United States. We control a portfolio of major brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution in over 15,000 doors. Our portfolio of highly recognized brands includes the Perry Ellis® family of brands, which we believe together generate over $1.5 billion in annual retail sales, Axis® , Tricots St. Raphael® , Jantzen® , John Henry® , Cubavera® , the Havanera Co.® , Natural Issue® , Munsingwear® , Grand Slam® , Original Penguin® by Munsingwear® (“Original Penguin”), Mondo di Marco® , Redsand® , Pro Player® , Manhattan® , Axist® , Savane® , Farah® , Gotcha® , Girl Star® , MCD® , Laundry by Shelli Segal® and C&C California®. We also (i) license the Nike® brand for swimwear and swimwear accessories, (ii)license the JAG® brand for men’s and women’s swimwear and cover-ups, (iii) are the worldwide master licensee for PING® golf apparel, (iv) license the PGA TOUR® , including Champions Tour for golf apparel, and (v) are the Dockers® licensee for outerwear.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate wear market, as well as clubs and independent retailers in the United States, Canada, the United Kingdom and Europe. Our largest customers include Macy’s, Inc. (“Macy’s”), Dillard’s Inc. (“Dillard’s”), Wal-Mart Stores, Inc. (“Wal-Mart”), J.C. Penney Company (“J.C. Penney”), and Kohl’s Corporation (“Kohl’s”). As of March 1, 2008, we also operated 40 Perry Ellis retail outlet stores located primarily in upscale retail outlet malls across the United States as well as 5 Original Penguin retail stores located in upscale demographic markets. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through 2 worldwide, 30 domestic, and 88 international license agreements.

Our wholesale business, which is comprised of men’s and women’s sportswear, swimwear and swimwear accessories, accounted for 97% of our total revenues in fiscal 2008, and our licensing business accounted for approximately 3% of our total revenues in fiscal 2008. We have traditionally focused on the men’s sportswear market, which represented approximately 90% of our total wholesale revenues in fiscal 2008, while our women’s and men’s swimwear market represented approximately 10% of our total wholesale revenues in fiscal 2008.

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

Diversity of Brands. We maintain a portfolio of 29 highly recognized brands that we either own or license. We are focused on brands that appeal to fashion conscious consumers across all income levels. We design, source, market and license most of our products on a brand-by-brand basis targeting distinct consumer demographic and lifestyle profiles. For example, we market the Perry Ellis and Original Penguin brands to higher-income consumers and market the Grand Slam, John Henry and the Havanera Co. brands to middle-income consumers. We also market brands that appeal to women both through our recent acquisitions of Laundry by Shelli Segal and C&C California brands, as well as through Original Penguin sportswear, and through our family of swimwear products, which include Jantzen, Nike, JAG and Perry Ellis.

Diversity of Product Categories. We design and market apparel in a broad range of men’s product categories and select women’s product categories, which increases the stability of our business. Our menswear offerings include casual sportswear and bottoms, dress shirts and pants, jeans wear, golf apparel, sweaters, sports apparel, swimwear and swim accessories, active wear, outerwear and leather accessories. Our women’s wear offerings include dresses, sportswear, swimwear, and swim accessories. We believe that our product diversity decreases our dependence on any one product or fashion trend and has contributed substantially to our growth.

Diversity of Distribution Channels. We market our products through all major levels of retail distribution, which allows us to reach a broad range of consumers in the United States, Canada, the United Kingdom and Europe. We distribute through department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate wear market, as well as other independent retailers in the United States, Canada and the United Kingdom. Our products are distributed through over 15,000 doors at some of the nation’s leading retailers, including Macy’s, Dillard’s, Wal-Mart, J.C. Penney, Kohl’s, and Mervyn’s LLC (“Mervyn’s”).

The following table illustrates the current diversity of the brands and products we produce and market and their respective distribution channels:

Distribution Channels	Sportswear	Bottoms/ Jeans Wear	Golf	Action Sportsbrands/ Swim
Luxury Stores	Original Penguin Tricots St. Raphael Axis Laundry by Shelli Segal C&C California	Original Penguin	PING

Department Stores	Perry Ellis	Perry Ellis		Perry Ellis
	Perry Ellis Portfolio Savane Cubavera Laundry by Shelli Segal	Perry Ellis Portfolio Savane Store Brands	PGA TOUR PING Champions Tour	Nike Swim Jantzen Redsand MCD JAG

Chain Stores	Natural Issue The Havanera Co. Axist John Henry Dockers Farah U.K.	Natural Issue Store Brands Axist Farah	PGA TOUR Pro Player Grand Slam	Nike Swim Gotcha Girl Star JAG

Mass Merchants	Store Brands	Store Brands	Store Brands

Green Grass/Corporate (1)	Cubavera		PING PGA TOUR

Specialty Stores	Mondo di Marco Tricots St. Raphael Axis Manhattan Original Penguin C&C California			Jantzen Nike Swim Gotcha MCD Redsand JAG

Direct Retail	Original Penguin Perry Ellis	Original Penguin Perry Ellis		Original Penguin

(1)	This channel includes high-end and specialty golf shops and resorts.

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

We believe that we have the following competitive strengths in our industry:

        Portfolio of nationally and internationally recognized brands. We currently own or license a portfolio of 29 brands, which enjoy high recognition within their respective consumer segments. We believe that these brands have built a loyal following of fashion-conscious consumers and retailers who desire high quality, well-designed products. We license the Dockers, Nike, PING, JAG, Champions Tour and PGA TOUR brands, which we believe are highly recognizable brands within their various product categories. We also license several of our brands to third parties for products in distribution channels and countries in which we do not distribute those brands. We believe that brand recognition is critical in the apparel industry, where strong brand names help define consumer preferences and drive selling space at retailers.

Diversified product offering and distribution model. We market a diverse array of products under our numerous brands at multiple price points and across multiple levels of retail distribution. Our menswear offerings include casual sportswear and bottoms, dress shirts and pants, jeans wear, golf apparel, sweaters, sports apparel, swimwear and swim accessories, active wear, outerwear and leather accessories. Our women’s wear offerings include dresses, sportswear, swimwear, and swim accessories. Our products are distributed through over 15,000 doors at luxury stores, department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate wear market and independent retailers in the United States and Canada. As a result of the Tropical acquisition, we have successfully expanded product and brand distribution in the United Kingdom and Europe, and believe opportunities exist for further international expansion of our brand base. As of January 31, 2008, we also operated 40 Perry Ellis retail outlets and 5 Original Penguin retail stores and believe opportunity exists to further expand our retail store base. Our diversified product offerings and distribution model reduce our reliance on any one product, demographic group, merchandise preference or distribution channel and minimizes competition among our brands.

Strong relationships with our retailers. We believe that our established relationships with retailers allow us to maximize the selling space dedicated to our products, monitor our brand presentation and merchandising selection, and proactively introduce new brands and products. Because of our quality brands and products, dedication to customer service, design expertise and sourcing capabilities, we have developed and maintained long-standing relationships with our largest customers, including Dillard’s (over 25 years), Macy’s (over 25 years), J.C. Penney (over 25 years), Wal-Mart (17 years), and Kohl’s (14 years).

Strong licensing capabilities and relationships. We license many of the brands we own, and, as a result, have gained experience in identifying potential licensing opportunities. We have established relationships with many licensees and believe these relationships provide opportunities to grow our revenues and earnings. Our brands are solidly positioned in retail outlets at all major levels of retail distribution and have increased our exposure nationally and internationally. We believe that our broad portfolio of brands also appeals to licensees because it gives licensees the opportunity to sell their products into different distribution channels. For example, a manufacturer of women’s leather bags might license the Laundry by Shelli Segal brand to enter the luxury store channel. By licensing our owned brands, we offer consumers a complete product assortment by brand. We also coordinate our marketing efforts with licensees, thereby maximizing exposure for our brands and our return on investment.

Sophisticated global low-cost sourcing capabilities. We have sourced our products globally for over 40 years and employ sophisticated logistics and supply chain management systems to maintain maximum flexibility. Our network of worldwide company owned sourcing offices and some agents enables us to meet our customers’ needs in an efficient and high quality manner without relying on any one vendor, factory, or country. In fiscal 2008, based on the total dollar value, we sourced our products from Asia (69%), Central and South America (23%) and the Middle East (8%). We maintain a staff of experienced sourcing professionals in five offices in China (including Hong Kong), as well as in the United States, South Korea, Taiwan, Vietnam, Bangladesh, and the Dominican Republic. Our sourcing offices closely monitor our suppliers and provide strict quality assurance analyses that allow us to consistently maintain our high quality standard for our customers. We have a compliance department that works closely with our quality assurance staff to ensure that our sourcing partners comply with Company-mandated and country-specific labor and employment regulations. We believe that sourcing our products overseas allows us to manage our inventories more effectively and avoid incurring the costs of maintaining and operating production facilities. Because of our sourcing experience, capabilities and relationships, we believe that we are well positioned to take advantage of the changing textile and apparel quota environment.

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

We upgraded our PerrySolutions in-house software, with an Oracle Retail system (formally known as Retek and Profit Logic), which enhances our sales planners’ ability to manage our retail customers’ inventory at the SKU level. This new system helps maximize the sales and margins of our products by increasing inventory turns for the retailer, which in turn reduces our product returns and markdowns and increases our profitability. We use both PerrySolutions and Oracle Retek during the assortment planning process to allocate the correct quantities for the initial rollout of product at retail.

Proven ability to integrate acquisitions. Since 1993, we have been successful in selectively acquiring, managing, developing and positioning 29 highly recognized brands within our business, including Munsingwear (1996), Perry Ellis (1999), John Henry (1999), Manhattan (1999), Jantzen (2002), the brands owned by Perry Ellis Menswear, LLC and Redsand (2003), the brands owned by Tropical (2005), the action sports Gotcha, Girl Star and MCD brands (2005/2006) and the women’s contemporary brands, Laundry by Shelli Segal and C&C California (2008).

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

Experienced management team. Our senior management team averages more than 29 years in the apparel industry and has extensive experience in growing and rejuvenating brands, structuring licensing agreements, and building strong relationships with global suppliers and retailers. In addition, George Feldenkreis, our chairman and chief executive officer, and Oscar Feldenkreis, our vice chairman, president and chief operating officer, renewed and extended their employment agreements through January 31, 2013.

Our Business Strategy

Our strategy is to continue to pursue our three-dimensional approach by developing and enhancing our portfolio of brands, increasing the scope of our product offerings and expanding distribution for our brands, while continuing our focus on growth and profitability through the execution of the following strategies:

Continue to strengthen the competitive position and recognition of our brands. We intend to continue enhancing the recognition of our brands by aggressively marketing them to both consumers and retailers. We manage each brand individually, developing a distinct brand and marketing strategy for every product category and distribution channel. We participate in cooperative advertising in print and broadcast media, as well as market directly to consumers through billboards, event sponsorships, celebrity sponsorships, special event advertisements, online through our e-commerce platform and viral marketing initiatives, and advertisements in selected periodicals. In addition, we continue to have a strong presence at trade shows, such as “M.A.G.I.C.” in Las Vegas, Market Week in New York, Bread and Butter in Spain and golf, surf and swim shows and events throughout the world. Licensing our brands to third parties also enhances brand recognition by providing increased customer exposure domestically and internationally, as well as opportunities for future product extensions.

Continue to diversify our product line. We intend to continue to expand the range of our product lines, thereby capitalizing on the name recognition, popularity, and target customer segmentation of our major brands. For example, our Jantzen acquisition took us into the swim and swim accessories markets, and through the Nike swim and JAG brands into the sports distribution and swim department stores channels. We have used the expertise developed through Jantzen, to develop successful swim and accessories coupled with the power of the Perry Ellis and Original Penguin brands, to successfully expand our swim business. In February 2008, we acquired Laundry by Shelli Segal and C&C California which gives us a stronger product line in dresses and women’s sportswear. In addition, we will continue to seek opportunities that will expand our collection of products.

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

Adapt to our continually changing marketplace. We will continue to make the necessary investments and implement strategies to meet the growing needs of our customers on a timely basis in the ever-changing apparel industry. We are currently focusing on expanding our business in the following areas:

•

We have successfully focused on Hispanics, the largest minority group in the United States, by developing the Cubavera, the Havanera Co. and the CentroTM brands. These brands specifically target the Hispanic market and consumers that embrace the Hispanic lifestyle brands. We also develop and sell to retailers Hispanic-inspired sportswear under private label brands. We look to continue expansion of this product category.

•

We re-introduced the Original Penguin brand in fiscal 2003, to target both Generation X and Generation Y, who are suburban upper-middle class. The product line is primarily sold at upscale department and upper tier specialty stores, as well as in five of our own upscale retail locations, and includes apparel, shoes and accessory items. We believe this brand has significant growth opportunities as we expand our product categories into premium denim and women’s sportswear and dresses, as well as expanding our distribution to include an increasing number of direct retail store locations.

•

With the acquisition of the Laundry by Shelli Segal and C&C California brands, we significantly strengthened our position in women’s contemporary in the United States. We also see increased potential by licensing out accessories, footwear and fragrances, besides the production of swimwear lines.

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

•	With the advent of the Dockers license arrangement in 2006, we were able to increase our presence in the outerwear market and expand product offerings and distribution.

•

We have several initiatives to increase our direct to consumer sales, including further expansion of our Original Penguin full-priced retail, our Perry Ellis retail outlet stores and our continued launch of E-commerce web sites.

Expand our licensing opportunities. Since our acquisition of Munsingwear in 1996, we have significantly expanded the licensing of our brands to third parties for various product categories. We intend to continue to license our brands to existing and new licensees as profitable opportunities arise. We will also use our brand portfolio to expand our licensing activities in home, women’s wear, sportswear, and fragrances. We continue to explore licensing opportunities where we see opportunities for growth, such as Europe, Asia and Latin America. We will continue to provide our licensing partners with strong brands, design expertise and innovative marketing strategies. In addition to the revenues and brand awareness that licensing provides us, we also believe that licensing our brands benefits us by reducing the volatility of our operating income.

Pursue strategic acquisitions and opportunities. We intend to continue our strategy of making selective acquisitions to expand our portfolio of brands and add new product lines as our industry continues to follow the consolidation trend of our retailers. We will continue to internally develop new brands and logical extensions of existing brands as opportunities in the marketplace arise. We intend to pursue acquisition opportunities in a disciplined and opportunistic manner as they become available and focus on products or categories that have high consumer awareness and are difficult to duplicate from a technical or logistical standpoint. Since our initial public offering in 1993, we have acquired, or obtained licenses for, several brands, including Munsingwear, Perry Ellis, John Henry, Manhattan, Jantzen, PING, JAG, Nike, Dockers, Mondo di Marco, Axis, Tricots St. Raphael, Redsand, Pro Player, PGA TOUR,

Savane, Farah, Champions Tour, Gotcha, Girl Star, MCD, Laundry by Shelli Segal and C&C California. We believe that our history of selectively acquiring under-marketed or under-performing brands and incorporating them into our efficient infrastructure generates a superior return on investment for us.

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

On December 6, 2006, we signed a definitive agreement with and re-acquired from Parlux Fragrances Inc. (“Parlux”) all rights, titles, interests, intangible assets and inventory that Parlux maintained pursuant to a global license agreement to manufacture and distribute perfumery, fragrances, lotions, toiletries and cosmetics under the Perry Ellis brand. The agreement to re-acquire the Perry Ellis fragrance license and related assets in a cash transaction of approximately $63 million was effective as of December 6, 2006. We funded this acquisition through our senior credit facility.

On January 25, 2007, we entered into an agreement with Falic Fashion Group, LLC, a Florida limited liability company and a wholly owned subsidiary of Duty Free Americas, Inc. (“Falic”), pursuant to which we agreed to sell to Falic certain assets relating to fragrance products using the Perry Ellis trademarks, as follows: (i) all open sales and purchase orders, (ii) our know how and experience and ongoing operations of the business, and (iii) all finished goods, raw materials, work-in-process and promotional supplies. The total sales price for the assets sold was approximately $63 million.

Simultaneously with our sale of the fragrance assets, we entered into a license agreement with Falic pursuant to which we granted Falic an exclusive worldwide license to use certain trademarks in connection with the Perry Ellis brand with respect to the manufacture, advertising and sale of fragrance and other related products.

On February 4, 2008, we completed the acquisition of Laundry by Shelli Segal and C&C California brands from Liz Claiborne Inc. (“Liz Claiborne”) for $33.1 million, including all rights, titles, interests, tangible and intangible assets, and $10.1 million of inventory. We funded this acquisition through our senior credit facility.

Brands

In fiscal 2008, approximately 81% of our total revenues were from branded label sales as compared to 78% in fiscal 2007. We currently own 23 and license 6 nationally and internationally recognized brands and the products are sourced for and sold throughout all major levels of retail distribution. Our owned brands include the Perry Ellis family of brands, Axis, Tricots St. Raphael, Jantzen, John Henry, Cubavera, the Havanera Co., Natural Issue, Munsingwear, Grand Slam, Original Penguin, Mondo di Marco, Redsand, Pro Player, Manhattan, Axist, Savane, Farah, Gotcha, Girl Star and MCD, Laundry by Shelli Segal and C&C California. We have developed over 42 sub-brands from these brands, including Perry Ellis America and Southpoint. We also distribute the PING, Nike, JAG, Dockers, Champions Tour and PGA TOUR brands under license arrangements.

We license, our premier brand, Perry Ellis, and many of our other brands for products in distribution channels in which we do not sell directly to retailers. In addition, we license our brands internationally. Our depth of brand selection enables us to target consumers across a wide range of ages, incomes and lifestyles, reduces our reliance on any single distribution channel, customer or demographic group, and minimizes competition among brands.

Perry Ellis. The Perry Ellis, Perry Ellis Portfolio and Perry Ellis America brands, which we believe together generate over $1.5 billion in annual retail sales, are associated with a lifestyle that prizes elegance, quality, value, comfort and innovative designs. The Perry Ellis lifestyle appeals primarily to higher-income, status conscious, professional men. The Perry Ellis branded products are sold in upscale department, specialty, and major department stores, as well as online at www.perryellis.com. We also license the Perry Ellis brand to third parties for a wide variety of apparel and non-apparel products. Within the last year we have signed licensing agreements for footwear, outerwear and home, and will launch a boys’ line in Fall 2008 under the Perry Ellis America label.

Axis and Axist. The Axis brand is associated with the casual “California” lifestyle and a customer that prizes comfort and innovative designs. We sell sportswear and activewear under the Axis brand, which is sold primarily at upscale department and specialty stores. The Axist brand appeals to a value-conscious consumer and is exclusively sold at Kohl’s.

C&C California. Based in Los Angeles, the C&C California brand was founded in 2003. C&C California designs and markets premium apparel for women, men and children. Using premium fabrics, C&C California creates sophisticated, chic, California inspired apparel with an emphasis on refined sexiness, comfort and subtle detailing in vibrant, tasteful colors. C&C California targets the fashion conscious woman who has a contemporary attitude towards fashion, regardless of age. C&C California’s products have a broad appeal, offering effortless, comfortable, quality fashion apparel. C&C California is distributed through specialty retailers, luxury department stores and its own website www.candccalifornia.com.

Laundry by Shelli Segal. Laundry by Shelli Segal is the brand for the crazy-sexy-cool contemporary woman whose life is an adventure. Laundry by Shelli Segal offers must-have clothes for a 24/7, 21st century girl, bringing democracy to luxury and creating cool clothes that girls want to wear. The brand is available in premium department stores and luxury specialty retailers.

Original Penguin. We re-introduced the Original Penguin brand with its signature penguin icon logo in fiscal 2003, which is a lifestyle product for the Generation X and Y men and women who are suburban upper-middle class. The Original Penguin lifestyle re-defines the terms geek-chic and eccentric preppy. The line offers vintage inspired sportswear that its targeted consumers’ fathers used to wear. The product line is sold both in the U.S. and in Europe at upscale department and upper tier specialty stores and includes apparel, shoes and accessory items. The brand is also sold through 5 full priced stand-alone stores and online at www.originalpenguin.com.

Jantzen. Almost a century old the Jantzen brand signifies leadership in style, innovation and fashion. Jantzen swimwear embraces “timeless glamour” reaching into an archive of celebrity heritage for the latest design inspiration. The brand’s signature red diving girl logo has evolved making it one of the most recognized icons today. Combining classic elements along with our modern day approach to marketing, the new collection is sold in upscale, specialty and major department stores.

Cubavera, the Havanera Co. and Centro. The Cubavera, Havanera Co. and Centro brands appeal to a multicultural consumer. The collections are designed with cross generational and crossover appeal while embracing the Hispanic lifestyle. Cubavera is currently sold in major department stores as well as specialty stores around the country, while the Havanera Co. and Centro brands are sold exclusively at JC Penney and Kohl’s respectively. Cubavera is also sold on line at www.cubavera.com.

Grand Slam. Grand Slam is America’s golf heritage brand. In 1951, Grand Slam introduced the world famous golf shirt with patented underarm gusset, which allowed for a full and even swing. Today, this heritage is brought to life through a performance golf line that reflects a classic golf lifestyle. The Grand Slam brand is sold exclusively at Kohl’s.

Savane. Leading in innovation and design, the Savane brand is synonymous with men’s pants offering quality, value and performance. At the forefront of sustainability, Savane recently launched its Eco-Start collection offering 100% organic cotton pants. The Savane collection offers an array of styles and fabrications for every wearing occasion, and can be found in major department stores and specialty retailers.

Farah. Farah brand bottoms currently hold the top market share position in the United Kingdom, appealing to comfort and value-minded men. Its products are distributed in department stores, specialty stores, discount club markets, and through mail order.

John Henry. The John Henry is a designer brand available at national and regional chain stores, offering a quality dress casual collection to the value-minded man.

Natural Issue. Since its inception, Natural Issue has supplied price conscious men with the higher-end looks they covet. The product line, including dress casual shirts, sweaters and pants, is primarily sold at national and regional chain stores.

Gotcha. Launched in 1978 from a Laguna Beach, California garage, Gotcha transformed the surf market through its incredible product, advertising, events and athletes. Celebrating its 30th anniversary as an action sports leader in 2008, we launched operations in Biarritz, France, at the heart of the European surf market, to address this market’s growing opportunities. Gotcha is marketed as an accessible California youth lifestyle brand, widely distributed to mid-tier and action sports accounts and is sold in over twenty countries across five continents.

Redsand. Founded on the beaches of Southern California, Redsand is firmly rooted in progressive youth culture. Inspired by the independent spirit fundamental to the coastal lifestyle, the brand is designed to inspire self-expression and is a product of the fusion of nature, music, surf and art. Redsand is sold in national specialty and surf store chains.

Pro Player. Pro Player is an action sports brand with unisex and cross-generational appeal. The brand is committed to innovative design and quality fabrics, and appeals to health conscious individuals who enjoy outdoor activities. The brand is sold at national and regional chain and sporting goods stores.

Girl Star. Girl Star is a Juniors swimwear brand relaunched during last fiscal year with placement in better department stores and specialty accounts.

MCD. MCD delivers authentic California street wear design to progressive youth consumers, focusing on action sports specialty market.

Manhattan. The Manhattan brand’s dress casual apparel features an accessible price point and is sold primarily to mass merchants and upscale specialty stores.

Tricots St. Raphael. The Tricots St. Raphael brand is associated with a sophisticated traditional lifestyle featuring unique designs and luxury fabrics. Sportswear and sweaters are sold primarily at upscale department and specialty stores.

Mondo di Marco. The Mondo di Marco collection represents the essence of its Italian heritage with a modern sportswear approach and appeals to status-driven men. The brand is sold at upscale department stores and upper tier specialty stores.

PGA TOUR and Champions Tour. We are the exclusive U.S. men’s apparel licensee for the PGA TOUR and Champions Tour brands for department and chain store channels of distribution. The license expired July 31, 2007 and contains a five year automatic renewal. The PGA TOUR features the game’s biggest names and most competitive players in the world. The official season is covered in virtually every major market in North America with hundreds of thousands of on-site fans and millions of television viewers worldwide. The brand is sold to mid-tier department stores and sporting good stores. Our agreement with the PGA TOUR also includes the rights to sell apparel under the Champions Tour label. The Champions Tour showcases the most accomplished and revered players in golf. Formerly called the Senior PGA TOUR, the Champions Tour has been labeled the most successful senior sports venture in history. The Champions Tour label is sold exclusively at Macy’s Department Stores. Products under both the PGA TOUR and the Champions Tour label include golf shirts, outerwear, sweaters, pants and shorts.

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

PING. We are the worldwide master licensee for men’s, boy’s and ladies apparel for the prestigious PING golf brand, which appeals to golfers and high-income, status conscious men. The license expires in December 2009, unless extended by written amendment. PING is a well-known golf brand associated with the highest standard of quality. Products under this brand include golf shirts, sweaters, shorts and outerwear. The brand is sold primarily in golf shops, top-tier specialty, department stores and the corporate wear market.

Dockers. We have a license agreement with Levi Straus & Co. to manufacture and distribute men’s cloth outerwear in the United States and Mexico. The line includes men’s jackets, coats and synthetic fleece, and it is sold in department and national chain stores, as well as in specialty retailers.

Private Label. In addition to our sales of branded products, we sell products to retailers for sale under the labels of their own store lines. We sell private label products to Kohl’s, Dillards, J.C. Penney, Mervyns, Sears, BJ’s Wholesale Club, Stein Mart, Inc. and Wal-Mart. Private label sales generally yield lower gross margins than sales of comparable branded products. Private label sales accounted for approximately 19% and 22% of our total revenues during fiscal 2008 and 2007, respectively. The majority of our fiscal 2008 private label sales relate to our bottoms product category, which utilizes our production and replenishment expertise.

Products and Product Design

We offer a broad line of high quality men’s casual sportswear, dress shirts and pants, jeans wear, golf apparel, sweaters, sports apparel, outerwear, swimwear and swim accessories, active wear and leather accessories. Our women’s wear offerings include dresses, sportswear, swimwear and swim accessories. Substantially all of our products are designed by our in-house staff utilizing our advanced computer-aided design technology. This technology enables us to produce computer-generated simulated samples that display how a particular style will look in a given color and fabric before it is actually produced. These samples can be printed on paper or directly onto fabric to accurately present the colors and patterns to a potential customer. In addition, we can quickly alter the simulated sample in response to our customers’ comments, such as change of color, print layout, collar style and trimming, pocket details and/or placket treatments. The use of computer-aided design technology minimizes the time-consuming and costly need to produce actual sewn samples prior to retailer approval, allows us to create custom-designed products meeting the specific needs of customers and reduces a product’s time to market, from conception to the delivery of the product to customers.

In designing our apparel products, we seek to promote consumer appeal by combining functional, colorful and high quality fabrics with creative designs and graphics. Styles, color schemes and fabrics are also selected to encourage consumers to coordinate outfits and form collections, thereby encouraging multiple purchases. Our designers stay abreast of the latest design trends, fabrics, colors, styles and consumer preferences by attending trade shows, periodically conducting market research in Europe, Asia and the United States and using outside consultants. Our purchasing department also seeks to improve the quality of our fabrics by staying informed about the latest trends in fabric all over the world. In addition, we actively monitor the retail sales of our products to determine changes in consumer trends.

In accordance with standard industry practices for licensed products, we have the right to approve the concepts and designs of all products produced and distributed by our licensees.

Our products include:

Tops. We offer a broad line of sport shirts, dress shirts, sweaters, fleece, outerwear and jackets. This includes cotton and cotton-blend printed, yarn-dyed and solid knit shirts, cotton woven shirts, silk, cotton and rayon printed button front sport shirts, linen sport shirts, golf shirts, and embroidered knits and woven shirts. Our shirt line also includes dress shirts, dress casual shirts, brushed twill shirts, jacquard knits and yarn-dyed flannels. Additionally, we are one of the leading distributors of guayabera-style shirts in the United States. We market shirts under a number of our own brands as well as the private labels of our retail customers. Our tops are produced in a wide range of men’s sizes, including sizes for the big and tall men’s market. Sales of tops accounted for approximately 47%, 44% and 46% of our net sales during fiscal 2008, 2007, and 2006, respectively. The increase from fiscal 2007 to fiscal 2008 is due to our success in our Golf and Hispanic lifestyle brands whose collections are mainly comprised of shirts and outerwear.

Bottoms. Our bottoms line includes a variety of styles of wool, wool-blend, linen and polyester/rayon dress pants, casual pants in cotton and polyester/cotton and linen/cotton walking shorts. We market our bottoms as single items or as a collection to complement our shirt lines. Sales of bottoms accounted for approximately 40%, 45% and 44% of our net sales during fiscal 2008, 2007, and 2006, respectively. The sale of bottoms in fiscal 2008 declined compared to fiscal 2007, mainly due to the exit of several mass merchant private label bottoms programs and the slowdown on the private label replenishment bottoms during the second half of the year.

Swimwear. Our swimwear line includes women’s, men’s and junior’s swimwear and accessories. Sales of swimwear and accessories accounted for approximately 10%, 8% and 7% of net sales during fiscal 2008, 2007 and 2006, respectively. The increase over fiscal 2007 reflects the strong performance of Nike, the annualization of JAG, as well as our continued focus on improving distribution of the Jantzen line.

Accessories. We also offer accessories under our existing brands, as well as private label. The majority of the accessories we sell are leather accessories. Accessories accounted for approximately 3% of net sales during each of fiscal 2008, 2007 and 2006, respectively.

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

As of January 31, 2008, we were the licensor in 120 license agreements, 2 worldwide, 30 domestic and 88 international, for various products including footwear, men’s suits, sportswear, dress shirts and bottoms, underwear, loungewear, outerwear, active wear, neckwear, fragrances, eyewear, accessories and home. Wholesale sales of licensed products by our licensees were approximately $510 million, $444 million and $438 million in fiscal 2008, 2007, and 2006, respectively. We received royalties from these sales of approximately $25.4 million, $22.2 million and $21.9 million in fiscal 2008, 2007, and 2006, respectively. We believe that our long-term licensing opportunities will continue to grow domestically and internationally. See our Consolidated Financial Statements and the related notes in this report for further information.

Although the Perry Ellis brand has international recognition, we still perceive the brand to be under-penetrated in international markets such as Europe and Asia. We are actively attempting to obtain licensees for the Perry Ellis brand in international markets. We believe that our brand and licensing experience will enable us to capitalize on these international opportunities and that our operations in the United Kingdom will assist us in this endeavor. In addition, we believe that the Jantzen brand’s history of nearly a century will allow us to take advantage of many domestic and international licensing opportunities.

In the contemporary market, we have been successful with licensing our Original Penguin brand, both domestically and internationally, in categories such as footwear, eyewear, hats, watches and neckwear. We also believe the recent addition of Laundry by Shelli Segal and C&C California will open multiple licensing opportunities such as accessories, footwear and fragrance.

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

We operate 40 retail outlet stores through which we sell Perry Ellis products directly to the public. These retail stores are generally located in upscale retail outlet malls. We operate 5 retail stores through which we sell Original Penguin products and 1 multi-brand outlet store near one of our corporate warehouse facilities. We also operate 2 outlet stores for the Farah brand in the U.K. During fiscal 2007, we launched e-commerce web sites for our Perry Ellis, Cubavera and Original Penguin brands, and we added the C&C California e-commerce platform in February 2008, as part of the brand acquisition.

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

We have invested in the Oracle Retail (formally known as Retek and Profit Logic) suite of products with the goal of reducing markdowns, increasing inventory turns and increasing revenues while automating the process. The different modules will allow us to monitor our customers’ product by store and quickly react to changes in consumer behavior. The suite also includes best of breed store inventory and point of sales software, which will allow us to keep just in time inventory at our retail stores. This investment shows our commitment to understanding our consumer in order to strengthen our brands as well as our effort to support the continued expansion of our direct retail businesses. Additionally we invested in Trade Management Oracle Financials software to quickly and positively resolve customer claims, while tracking employee accountability.

We sell merchandise to a broad spectrum of retailers, including national and regional chain, upscale department, mass merchant and specialty stores. Our largest customers include Macy’s, Dillard’s, Wal-Mart, J.C. Penney, and Kohl’s. We have developed and maintained long-standing relationships with these customers, including Dillard’s (over 25 years), Macy’s (over 25 years), J.C. Penney (over 25 years), Wal-Mart (17 years) and Kohl’s (14 years). We also sell merchandise to corporate wear distributors.

Net sales to our five largest customers accounted for approximately 46%, 50% and 46% of net sales in fiscal 2008, 2007, and 2006, respectively. For fiscal 2008, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 15% and 10% of net sales, respectively. For fiscal 2007, three customers accounted for over 10% of net sales; Kohl’s, Macy’s and Wal-Mart accounted for approximately 13%, 11% and 11% of net sales, respectively. For fiscal 2006, two customers accounted for over 10% of net sales; Macy’s and Wal-Mart accounted for 13% and 11% of net sales, respectively.

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

We use direct consumer advertising in select markets featuring the Perry Ellis, Cubavera, the Havanera Co., Jantzen, Savane and Original Penguin brand names through the placement of highly visible billboards, sponsorships and special event advertising. We also maintain informational websites featuring our brands. We create and implement editorial and public relations strategies designed to heighten the visibility of our brands. All of these activities are coordinated around each brand in an integrated marketing approach.

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

Sales and receivables are recorded when inventory is shipped. Our backlog of orders includes confirmed and unconfirmed orders, which we believe, based on our past experience and industry practice will be confirmed. As of April 1, 2008, the backlog for orders of our products, all of which are expected to be shipped during fiscal 2009, was approximately $455 million, as compared to approximately $388 million as of April 1, 2007. The amount of unfilled orders at a point in time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and the scheduling of the sourcing and shipping of the product, which in most cases depends on the desires of the customer. Our backlog is also affected by an on-going trend among retailers to reduce the lead-time on their orders. In recent years, our customers have been more cautious of their inventory levels and have delayed placing orders and re-orders compared to our previous experience. Due to these factors a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Supply of Products and Quality Control

We currently use independent contract manufacturers to supply the substantial majority of the products we sell. Of the total dollar value of sourced products in fiscal 2008, 69% was sourced from suppliers in Asia, 23% was sourced from suppliers in South and Central America and 8% was sourced from suppliers in the Middle East, respectively. We believe that the use of numerous independent contract manufacturers allows us to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and the costs of maintaining and operating production facilities. We have had relationships with some suppliers for over 30 years, however, none of these relationships are formal or require either party to purchase or supply any fixed quantity of product.

The vast majority of our products are purchased as “full packages,” where we place an order with the supplier and the supplier purchases all the raw materials, assembles the garments and ships them to our distribution facilities or third party facilities.

We maintain a staff of experienced sourcing professionals in five offices in China (including Hong Kong), as well as the United States, South Korea, Taiwan, Vietnam, Bangladesh, and the Dominican Republic. This staff sources our products worldwide, monitors our suppliers’ purchases of raw material, and monitors production at contract manufacturing facilities in order to ensure quality control and timely delivery. We also operate through independent agents in Asia and the Middle East. Our personnel based in our Miami, Florida office perform similar functions with respect to our suppliers in Central America. We conduct inspections of samples of each product prior to cutting by contractors during the manufacturing process and prior to shipment. We also have full-time quality assurance inspectors in Latin America and the Caribbean and in each of our overseas offices.

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

Employees

As of April 1, 2008, we had approximately 1,960 employees worldwide compared to approximately 1,930 employees as of March 20, 2007. This increase is a consequence of our hiring of approximately 75 people for Laundry by Shelli Segal and C&C California, partially offset by the closing of our Winnsboro, S.C. distribution center. None of our employees is subject to a collective bargaining agreement. We consider our employee relations to be satisfactory.

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

We derive a significant amount of our revenues from a few major customers. For example, net sales to our five largest customers totaled approximately 46%, 50% and 46% of net sales during fiscal 2008, fiscal 2007, and fiscal 2006, respectively. For fiscal 2008, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 15% and 10% of net sales, respectively. For fiscal 2007, three customers accounted for over 10% of net sales; Kohl’s, Macy’s and Wal-Mart accounted for 13%, 11% and 11% of net sales respectively. For fiscal 2006, two customers accounted for over 10% of net sales; Macy’s and Wal-Mart accounted for approximately 13% and 11% of net sales, respectively. A significant decrease in business from or loss of any of our major customers could harm our financial condition by causing a significant decline in revenues attributable to such customers.

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

Our failure to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect acceptance of our products by retailers and consumers and may result in a significant decrease in net sales or leave us with a substantial amount of unsold inventory. We believe that our success depends on our ability to anticipate, identify and respond to changing fashion trends in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We may not be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, any new products or brands that we introduce may not be successfully received by retailers and consumers. Due to the recent acquisitions of Laundry by Shelli Segal and C&C California, we will increase our exposure to women’s apparel thus making us subject to additional changes in fashion trends as women’s fashion trends have historically changed more rapidly than men’s. If our products are not successfully received by retailers and consumers and we are left with a substantial amount of unsold inventory, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory. If this occurs, our business, financial condition, results of operations and prospects may be harmed.

Increases in the prices of raw materials used to manufacture our products or increases in costs to transport our products could materially increase our costs and decrease our profitability.

The principal fabrics used in our business are made from cotton, wool, silk, synthetic and cotton-synthetic blends. The prices we pay for these fabrics are dependent on the market prices for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics. These raw materials are subject to price volatility caused by weather, supply conditions, government regulations, energy costs, economic climate and other unpredictable factors. Fluctuations in petroleum prices may also influence the prices of related items such as chemicals, dyestuffs and polyester yarn as well as the costs we incur to transport products from our suppliers and costs we incur to distribute products to our customers. Any raw material price increase or increase in costs related to the transport of our products (primarily petroleum costs) could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking greater advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have an adverse effect on our business, results of operations or financial condition.

We are dependent upon the revenues generated by our licensing alliances and the loss or inability to renew certain licenses could reduce our royalty income and consequently reduce our net income.

Although a relatively small portion of our net income is derived from licensing income received from our licensing partners, the interruption of the business of several of our licensing partners or the lose of several licenses at any one time could adversely affect our royalty income and net income. Royalty income from licensing accounted for $25.4 million or 3.0% of total revenues for fiscal 2008.

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

We may face challenges integrating the operations of our recently acquired brands or any businesses we may acquire, which may negatively impact our business.

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

We have a significant amount of debt. As of January 2008, we had $176 million of debt outstanding (excluding amounts outstanding under our letter of credit facilities).

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

Our future success depends to a significant extent on retaining the services of certain executive officers and directors, in particular George Feldenkreis, our chairman of the board and chief executive officer, and Oscar Feldenkreis, our president and chief operating officer. They are each party to an employment agreement which expires in 2013. The loss of the services of either George Feldenkreis or Oscar Feldenkreis, or any other key member of management, could have a material adverse effect on our ability to manage our business. Our continued success is dependent upon our ability to attract and retain qualified management, administrative and sales personnel to support our future growth. Our inability to do so may have a significant negative impact on our ability to manage our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own our principal executive and administrative office, warehouse and distribution facility, which is located in a 240,000 square foot facility in Miami, Florida. This facility is encumbered by an $11.1 million mortgage, due August 1, 2009. For purposes of potential future expansion, we own approximately three acres of land adjacent to this facility.

We lease two facilities from our chairman and chief executive officer, in Miami, totaling approximately 66,000 square feet, which house distribution and administrative functions. These facilities have ten year leases expiring in 2014.

We own a 345,000 square foot distribution center in Seneca, South Carolina, a 380,000 square foot distribution facility in Winnsboro, South Carolina, and a 305,000 square foot distribution facility in Tampa, Florida. The facility in Tampa, Florida is encumbered by a $14.5 million mortgage due June 7, 2016. In the first quarter of fiscal 2009, we will be closing our Winnsboro distribution facility and such property will be listed for sale.

We own three administrative office units totaling 12,000 square feet in a building in Beijing, China. These facilities were encumbered by $1.0 million in mortgages that were paid off during March 2008.

We lease several locations in New York City, totaling approximately 157,000 square feet, with leases expiring from January 2011 to December 2017. These locations are used for office, design, and showroom space.

We lease 19,000 square feet for office space used by our swimwear business in Portland, Oregon, pursuant to a lease, which expires in August 2009.

We lease 10,700 square feet for office space used by our action sportsbrand business in Irving, California, pursuant to a lease, which expires in August 2008.

We lease 5,540 square feet of office space used by our outerwear business in Seattle, Washington, pursuant to a lease which expires August 2011.

We lease 10,000 square feet of office space used by our California lifestyle sportswear brands in Los Angeles, California, pursuant to a lease which expires April 2010.

We lease 39,400 square feet of office space used by our C&C California and Laundry by Shelli Segal brands in Commerce, California, pursuant to a lease which expires December 2012.

We also lease 45 retail stores, comprising approximately 124,000 square feet of selling space.

Item 3.	Legal Proceedings

In January 2007, Victory International (USA) LLC (“Victory”) filed a lawsuit against us and other named defendants in the United States District Court for the District of New Jersey, alleging fraud, interference with contract and other violations, in connection with our rejection of consent to the request by Parlux Fragrances, Inc. (“Parlux”) to assign the Perry Ellis fragrance license to Victory. In January 2008, Defendants’ Motion to Transfer Venue was granted and the case was transferred to the United States District Court for the Southern District of Florida. In March 2008, Victory filed a Second Amended Complaint which names additional defendants, and includes allegations of conspiracy, price fixing and tortuous interference by the Defendants. The Complaint does not include a specific damage amount; however, Plaintiffs seek lost profits and lost revenue from Perry Ellis’ refusal to consent to the assignment of the Perry Ellis fragrance license. We believe we have defenses to all claims raised in this lawsuit and are vigorously defending the lawsuit. In addition, we believe that this claim is without merit and that under the terms of our purchase agreement with Parlux we have indemnification rights.

Accordingly, pursuant to the Agreement dated December 6, 2006, between Parlux and us for the purchase of the fragrance assets and termination of the Perry Ellis fragrance license, we have notified Parlux that we are seeking indemnification and reimbursement for all costs and expenses relating to the Victory lawsuit. In February 2007, Parlux filed a complaint in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida against us seeking declaratory relief that Parlux does not have an obligation to indemnify us for the costs and expenses relating to the Victory litigation, and we filed our answer. In June 2007, Perry Ellis and Parlux executed a standstill agreement with respect to this litigation pending the resolution of Defendants’ outstanding Motions to Dismiss the Victory Complaint. We believe that Parlux’s declaratory judgment action is without merit and that Perry Ellis has full indemnification rights with respect to the Victory litigation.

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

Our common stock is currently listed for trading on the NASDAQ Global Select Market under the symbol “PERY” and was previously listed for trading on the Nasdaq Global Market (formerly the Nasdaq National Market) under the symbol “PERY” since June 1999. Prior to that date, our trading symbol was “SUPI” based upon our former name, Supreme International Corporation. The following table sets forth, for the periods indicated, the range of high and low per share bids of our common stock as reported by the NASDAQ Global Select Market. Such quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Fiscal 2007 share prices have been restated to give effect to the 3 for 2 stock split in December 2006.

	High	Low
Fiscal Year 2007
First Quarter	$15.40	$13.77
Second Quarter	17.43	14.73
Third Quarter	25.17	16.09
Fourth Quarter	30.09	23.14

Fiscal Year 2008
First Quarter	$34.45	$28.92
Second Quarter	35.17	27.13
Third Quarter	30.07	22.60
Fourth Quarter	21.93	12.84

(b)	Holders

As of April 9, 2008, there were approximately 126 shareholders of record of our common stock. We believe the number of beneficial owners of our common stock is in excess of 3,300.

(c)	Dividends

We have not paid any cash dividends since our inception and do not contemplate doing so in the near future. Payment of cash dividends is prohibited under our senior credit facility and the indenture governing our senior secured notes and senior subordinated notes. See Footnotes 15 through 18 to the consolidated financial statements of Perry Ellis included in Part II, Item 8 of this Report. Any future decision regarding payment of cash dividends will depend on our earnings and financial position and such other factors, as our board of directors deems relevant.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information for Fiscal 2008

The following table summarizes as of January 31, 2008 the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders(1)	1,868,066	$10.01	1,458,710
Equity compensation plans not approved by security holders	—	—	—

Total	1,868,066	$10.01	1,458,710

(1)	Represents awards made pursuant to our 2002 Equity Compensation Plan, our 1993 Stock Option Plan and our 2005 Long Term Plan.

(e)	Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return on the Nasdaq Composite and The S&P Apparel, Accessories & Luxury Goods Index commencing on February 1, 2003 and ending January 31, 2008. The graph assumes that $100 was invested on February 1, 2003 in our common stock or in the Nasdaq Composite Index and The S&P Apparel, Accessories & Luxury Goods Index, and that all dividends are reinvested. Past performance is not necessarily indicative of future performance.

	Base 2003	2004	2005	2006	2007	2008
Perry Ellis International, Inc.	$100.00	$127.67	$121.13	$116.59	$259.10	$151.12
NASDAQ Composite	100.00	156.95	156.32	175.75	188.54	183.03
S&P Apparel, Accessories & Luxury Goods	100.00	116.99	148.37	163.46	208.79	150.61

(f)	Sales of Unregistered Securities

Not Applicable.

(g)	Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to our purchases of Perry Ellis International common stock during the fourth quarter of fiscal 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value that May Yet Be Purchased under the Plans or Programs
November 1, 2007 to November 30, 2007	70,000	$16.41	70,000	$18,851,000
December 1, 2007 to December 31, 2007	—	$—	—	$18,851,000
January 1, 2008 to January 31, 2008	204,900	$14.48	204,900	$15,885,000

Total	274,900	$14.97	274,900	$15,885,000

(1)	During November 2007, our Board of Directors authorized us to purchase, from time to time and as market and business conditions warrant, up to $20 million of our common stock for cash in the open market or in privately negotiated transactions over a 12-month period. Although the Board of Directors allocated a maximum of $20 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis.

None of our affiliates purchased any shares of our common stock during fiscal 2008 except upon the exercise of outstanding stock options.

Item 6.	Selected Financial Data

Summary Historical Financial Information

(Amounts in thousands, except for per share data)

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of Perry Ellis and related Footnotes thereto included in Item 8 of this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Shares and per share data have been restated to give effect to the 3 for 2 stock split in December 2006.

Fiscal Year Ended January 31,	2008	2007	2006	2005	2004
Income Statement Data:
Net sales	$838,465	$807,616	$827,504	$633,774	$484,198
Net royalty income	25,401	22,226	21,910	22,807	21,718

Total revenues	863,866	829,842	849,414	656,581	505,916
Cost of sales	572,232	554,046	586,900	448,531	338,781

Gross profit	291,634	275,796	262,514	208,050	167,135
Selling, general and administrative expenses	215,873	204,883	195,236	153,282	117,300
Depreciation and amortization	13,278	11,608	9,557	6,557	5,043

Operating income	62,483	59,305	57,721	48,211	44,792
Costs on early extinguishment of debt	—	2,963	—	—	7,317
Interest expense	17,594	21,114	21,930	14,575	16,414

Income before minority interest and income tax provision	44,889	35,228	35,791	33,636	21,061
Minority interest	931	508	470	467	214
Income taxes	15,785	12,311	12,639	12,207	7,695

Net income	$28,173	$22,409	$22,682	$20,962	$13,152

Net income per share:
Basic	$1.92	$1.55	$1.59	$1.53	$1.14
Diluted	1.80	1.45	1.51	1.44	1.06
Weighted average number of shares outstanding
Basic	14,675	14,504	14,301	13,685	11,525
Diluted	15,657	15,455	15,050	14,598	12,444
Other Financial Data:
EBITDA (a)	$75,761	$70,913	$67,278	$54,768	$49,835
Cash flows from operations	91,292	31,596	80,546	23,080	(11,314)
Cash flows from investing	(19,307)	(16,755)	(106,641)	(17,786)	(44,887)
Cash flows from financing	(64,911)	(20,360)	30,520	(1,217)	52,409
Capital expenditures	(18,955)	(15,968)	(14,460)	(13,971)	(8,673)
Balance Sheet Data (at year end):
Working capital	$217,870	$229,682	$228,550	$207,803	$192,931
Total assets	586,265	593,206	570,014	514,960	480,401
Total debt (b)	175,927	237,737	259,245	233,031	257,158
Total stockholders’ equity	273,527	246,634	219,380	194,568	150,883

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

Fiscal Year Ended January 31,	2008	2007	2006	2005	2004
	in thousands
Net income	$28,173	$22,409	$22,682	$20,962	$13,152
Depreciation & amortization	13,278	11,608	9,557	6,557	5,043
Interest expense	17,594	21,114	21,930	14,575	16,414
Income taxes	15,785	12,311	12,639	12,207	7,695
Minority interest	931	508	470	467	214
Costs of early extinguishment of debt	—	2,963	—	—	7,317

EBITDA	$75,761	$70,913	$67,278	$54,768	$49,835

b)	Total debt includes balances outstanding under Perry Ellis’ senior credit facility, senior secured notes, senior subordinated notes, real estate mortgages, and lease payable long term.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We began operations in 1967 as Supreme International Corporation and initially focused our efforts on marketing guayabera shirts, and other men’s apparel products targeted at the Hispanic market in Florida and Puerto Rico. Over time we expanded our product line to offer a variety of men’s sport shirts. In 1988, we added the Natural Issue brand and completed our initial public offering in 1993. In 1996, we began an expansion strategy through the acquisition of brands including the Munsingwear family of brands in 1996, the John Henry and Manhattan brands from Perry Ellis Menswear in 1999 and the Perry Ellis brand in 1999. Following the Perry Ellis acquisition, we changed our name from Supreme International Corporation to Perry Ellis International, Inc. to better reflect the name recognition that the brand provided. In 2002, we acquired the Jantzen brand and in June 2003 we acquired Perry Ellis Menswear, our largest licensee, giving us greater control of the Perry Ellis brand, as well as adding other brands owned by Perry Ellis Menswear. In February 2005, we completed the Tropical acquisition, making us one of the largest suppliers of bottoms in the United States. In January 2006, we completed the acquisition of primarily all of the worldwide intellectual property of the leading California lifestyle company Gotcha International, including the Gotcha, Girl Star and MCD logo trademarks and the intellectual property license agreements. In February 2008, we completed the acquisition of the Laundry by Shelli Segal and C&C California brands giving us a stronger product line in dresses and women’s sportswear.

We are one of the leading apparel companies in the United States. We control a portfolio of major brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution in over 15,000 doors. Our portfolio of highly recognized brands includes the Perry Ellis family of brands, which we believe together generate over $1.5 billion in annual retail sales, Axis, Tricots St. Raphael, Jantzen, John Henry, Cubavera, the Havanera Co., Natural Issue, Munsingwear, Grand Slam, Original Penguin, Mondo di Marco, Redsand, Pro Player, Manhattan, Axist, Savane, Farah, Gotcha, Girl Star, MCD, Laundry by Shelli Segal and C&C California. We also (i) license the Nike brand for swimwear and swimwear accessories, (ii) license the JAG brand for men’s and women’s swimwear and cover-ups, (iii) are the worldwide master licensee for PING golf apparel, (iv) license the PGA TOUR, including Champions Tour for golf apparel, and (v) are the Dockers licensee for outerwear.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate wear market, as well as clubs and independent retailers in the United States, Canada, the United Kingdom and Europe. Our largest customers include Macy’s, Dillard’s, Wal-Mart, J.C. Penney, and Kohl’s. As of March 1, 2008, we also operated 40 Perry Ellis retail outlet stores located primarily in upscale retail outlet malls across the United States as well as 5 Original Penguin retail stores located in upscale demographic markets. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through 2 worldwide, 30 domestic, and 88 international license agreements.

Our wholesale business, which is comprised of men’s and women’s sportswear, swimwear and swimwear accessories, accounted for 97% of our total revenues in fiscal 2008, and our licensing business accounted for approximately 3% of our total revenues in fiscal 2008. We have traditionally focused on the men’s sportswear market, which represented approximately 90% of our total wholesale revenues in fiscal 2008, while our women’s and men’s swimwear market represented approximately 10% of our total wholesale revenues in fiscal 2008.

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

Recent Accounting Pronouncements

See Footnotes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” for recent accounting pronouncements.

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

Revenue Recognition. Sales are recognized at the time legal title to the product passes to the customer, generally FOB Perry Ellis’ distribution facilities, net of trade allowances and a provision for estimated returns and other allowances, considering historical and anticipated trends. Revenues are recorded net of corresponding sales taxes. Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. We believe that our revenue recognition policies conform to SEC Topic 13: Revenue Recognition.

Accounts Receivable. We maintain an allowance for doubtful accounts receivables and an allowance for estimated trade discounts, co-op advertising, allowances provided to retail customers to flow goods through the retail channel, and losses resulting from the inability of our retail customers to make required payments considering historical and anticipated trends. Management reviews these allowances and considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. A small portion of our accounts receivable are insured for collections. Should any of these factors change, the estimates made by management may also change, which could affect the level of future provisions.

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

Intangible Assets. We have, at the present time, only one class of indefinite lived assets, trademarks. We review our intangible assets with indefinite useful lives for possible impairments at least annually in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 and perform impairment testing as of February 1st of each year by among other things, obtaining independent third party valuations. We evaluate the “fair value” of our identifiable intangible assets for purposes of recognition and measurement of impairment losses. Evaluating indefinite useful life assets for impairment involves certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations, historical and anticipated performance of our operations and other factors. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected.

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At January 31, 2008, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent that we prevail in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

In addition to judgments associated with valuation accounts, our current tax provision can be affected by our mix of income and identification or resolution of uncertain tax positions. Because income from domestic and international sources may be taxed at different rates, the shift in mix during a year or over years can cause the effective tax rate to change.

Retirement-Related Benefits. The pension obligations related to our defined benefit pension plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate, expected return of plan assets, future compensation increases, and other factors, which are updated on an annual basis. Management is required to consider current market conditions, including changes in interest rates, in making these assumptions. Actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect the recognized pension expense or benefit and our pension obligation in future periods. The fair value of plan assets is based on the performance of the financial markets, particularly the equity markets. Therefore, the market value of the plan assets can change dramatically in a relatively short period of time. Additionally, the measurement of the plan’s benefit obligation is highly sensitive to changes in interest rates. As a result, if the equity market declines and/or interest rates decrease, the plan’s estimated accumulated benefit obligation could exceed the fair value of the plan assets and therefore, we would be required to establish an additional minimum liability, which would result in a reduction in shareholders’ equity for the amount of the shortfall. For fiscal 2008, 2007 and 2006, we did not record an additional minimum pension liability.

Stock-Based Compensation. Our stock-based award programs are intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. As of January 31, 2008, we had three stock-based compensation plans.

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

Our Results of Operations for Fiscal 2008

The following table sets forth, for the periods indicated, selected items in our consolidated statements of income expressed as a percentage of total revenues:

Fiscal Year Ended January 31	2008	2007	2006
Net sales	97.1%	97.3%	97.4%
Royalty income	2.9%	2.7%	2.6%

Total revenues	100.0%	100.0%	100.0%
Cost of sales	66.2%	66.8%	69.1%

Gross profit	33.8%	33.2%	30.9%
Selling, general and administrative expenses	25.0%	24.7%	23.0%
Depreciation and amortization	1.5%	1.4%	1.1%

Operating income	7.3%	7.1%	6.8%
Costs on early extinguishment of debt	0.0%	0.4%	0.0%
Interest expense	2.0%	2.5%	2.6%

Income before minority interest and income taxes	5.3%	4.2%	4.2%
Minority interest	0.0%	0.0%	0.0%
Income tax provision	1.8%	1.5%	1.5%

Net income	3.5%	2.7%	2.7%

The following is a discussion of our results of operations for the fiscal year ended January 31, 2008 (“fiscal 2008”) as compared with the fiscal year ended January 31, 2007 (“fiscal 2007”) and fiscal 2007 compared with the fiscal year ended January 31, 2006 (“fiscal 2006”).

Our Fiscal 2008 Results as compared to our Fiscal 2007 Results

Net sales. Net sales in fiscal 2008 were $838.5 million, an increase of $30.9 million, or 3.8%, from $807.6 million in fiscal 2007. This increase was primarily driven by organic growth of several of our platforms—golf lifestyle, action sports, Hispanic, swimwear, direct retail and international, offset by an exit of certain private label programs, primarily in the bottoms area.

Royalty income. Royalty income in fiscal 2008 was $25.4 million, an increase of $3.2 million, or 14.4%, from $22.2 million in fiscal 2007. The increases were due primarily to the benefit of new licenses added during the later half of fiscal 2007, including the Perry Ellis fragrance license. Royalty income is derived from agreements entered into by us with our licensees, which average three to five years in length. The vast majority of our license agreements require licensees to pay us a royalty based on net sales and require licensees to pay a guaranteed minimum royalty. Approximately 86% of our royalty income was attributable to guaranteed minimum royalties with the balance attributable to royalty income in excess of the guaranteed minimums for fiscal 2008.

Gross profit. Gross profit was $291.6 million in fiscal 2008, an increase of $15.8 million, or 5.7%, from $275.8 million in fiscal 2007. As a percentage of total revenue, gross profit margins were 33.8% in fiscal 2008 compared to 33.2% in fiscal 2007, an increase of 60 basis points. The improvement in the gross profit percentage was a result of the reduction in the bottoms replenishment programs and the exit of certain mass merchant private label business, which are lower margin businesses.

Wholesale gross profit margins (which exclude the impact of royalty income) were 31.8% in fiscal 2008, compared to 31.4% in fiscal 2007. This improvement primarily was attributable to the factors mentioned above and improved margin performance including Perry Ellis, international and direct to consumer business, as well as the impact of the increase in higher margin swimwear sales as a percentage of our total revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses in fiscal 2008 were $215.9 million, an increase of $11.0 million, or 5.4%, from $204.9 million in fiscal 2007. As a percentage of total revenues, selling, general and administrative expenses increased slightly to 25.0% in fiscal 2008 as compared to 24.7% in fiscal 2007. The increase in selling, general and administrative expenses is attributed to additional costs incurred related to our continued expansion into the boys, action sports, and retail businesses, as well as certain costs associated with the implementation of the Oracle retail system.

Depreciation and amortization. Depreciation and amortization in fiscal 2008 was $13.3 million, an increase of $1.7 million, or 14.7%, from $11.6 million in fiscal 2007. The increase is primarily due to an increase in property and equipment, primarily our Oracle retail system, purchased and implemented during the second half of fiscal 2007 and the first half of fiscal 2008. As of January 31, 2008, we owned approximately $79.0 million of property, plant and equipment as compared to approximately $72.0 million as of January 31, 2007.

Cost on early extinguishment of debt. We incurred debt extinguishment costs of approximately $3.0 million during fiscal 2007, including call premium costs, write-off of bond issue costs and costs associated with the termination of derivatives related to our 9 1/2% senior secured notes on March 15, 2006. There were no such costs in fiscal 2008.

Interest expense. Interest expense in fiscal 2008 was $17.6 million, a decrease of $3.5 million, or 16.6%, from $21.1 million in fiscal 2007. The overall decrease in interest expense is primarily attributable to the decrease in our average borrowings under our senior credit facility. We ended fiscal 2008 with no borrowings on our senior credit facility compared to a balance of $61.3 million for fiscal 2007. Also responsible for the decrease was a shift of borrowings from the credit facility to a new lower interest rate mortgage, and the elimination of the senior secured notes payable during the first quarter of fiscal 2007.

Income taxes. The income tax provision for fiscal 2008 was $15.8 million, a $3.5 million increase as compared to $12.3 million for fiscal 2007. For fiscal 2008, our effective tax rate was 35.2% as compared to 34.9% in fiscal 2007. The primary reason for the increase in the effective tax rate was due to an adjustment of our Federal net operating losses and the associated deferred tax asset, during the first quarter of fiscal 2008, partially offset by a lower tax rate experienced by our international operations.

Net income. Net income in fiscal 2008 was $28.2 million, an increase of $5.8 million, or 25.9%, from $22.4 million in fiscal 2007 as a result of the above-mentioned factors.

Our Fiscal 2007 Results as compared to our Fiscal 2006 Results

Net sales. Net sales in fiscal 2007 were $807.6 million, a decrease of $19.9 million, or 2.4%, from $827.5 million in fiscal 2006. This decline is mainly due to approximately $55 million from the impact of retail consolidation and the elimination of certain private label sportswear programs during the first half of the year, offset by net sales increases across a number of our business units, including Perry Ellis, swimwear and action sports, direct retail and international.

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

Our Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations, acquisitions and capital expenditures. We believe that as a result of the planned growth in our business, our working capital requirements will increase to accommodate higher accounts receivable and inventories. As of January 31, 2008, our total working capital was $217.9 million as compared to $229.7 million as of January 31, 2007. We believe that our cash flows from operations and borrowings under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets, which had a net book value of $28.7 million at January 31, 2008, have a higher market value. These real estate assets provide us with additional capital resources. Additional borrowings against these real estate assets, however, would be subject to certain loan to value criteria established by lending institutions. Currently we have mortgage loans on these properties totaling $26.6 million.

Net cash provided by operating activities was $91.3 million in fiscal 2008 as compared to cash provided by operating activities of $31.6 million in fiscal 2007 and $80.5 million in fiscal 2006. The increase of $59.7 million in the level of cash provided by operating activities in fiscal 2008 as compared to fiscal 2007 is primarily attributable to a decrease in accounts receivable of $19.0 million due to stronger collection efforts, a decrease in inventory of $3.3 million due to tighter controls in inventory planning and an anticipated reduction in certain replenishment programs, the increase in accounts payable of $3.1 million, the increase of $17.6 million in unearned revenues; offset by the reduction of accrued interest payable. The decrease of $48.9 million in the level of cash provided by operating activities in fiscal 2007 as compared to fiscal 2006 is primarily attributable to the collection of accounts receivable and the turnover of inventory acquired in the Tropical acquisition during fiscal 2006 that did not occur in fiscal 2007, an increase in accounts receivable of $5.2 million and inventory of $11.5 million in fiscal 2007 as compared to a decrease in accounts receivable of $13.3 million and inventory of $29.4 million during fiscal 2006.

Net cash used in investing activities was $19.3 million in fiscal 2008, which primarily reflects the purchases of property and equipment of $19.0 million which includes the Oracle retail system, marketable securities of $0.7 million and proceeds of $0.3 million for the sale of marketable securities. Net cash used in investing activities was $16.8 million in fiscal 2007, which primarily reflects the purchases of property and equipment of $16.0 million, marketable securities of $2.6 million and re-acquisition of certain fragrance assets under the Perry Ellis name from Parlux, offset by the sale of the same assets for $63 million. Net cash used in investing activities was $106.6 million in fiscal 2006, which primarily reflects the acquisition of Tropical, net of cash acquired, for $79.9 million, the purchases of property and equipment of $14.5 million and the purchase of additional trademarks of $12.3 million in the Gotcha acquisition. We anticipate capital expenditures during fiscal 2009 of $16 million to $17 million in technology and systems, retail stores, and other expenditures.

Net cash used in financing activities in fiscal 2008 was $64.9 million, which primarily reflects net payments of $61.3 million to our credit facility and $4.0 million for the stock repurchase program. The use of cash was offset by proceeds of $0.7 million from the exercise of employee stock options and $0.5 million in tax benefit from the exercise of those options. Net cash used in financing activities in fiscal 2007 was $20.4 million, which primarily reflects payments of $58.4 million to extinguish our senior secured notes and $0.6 million in connection with the termination of the swap agreements. The use of cash was off set by net borrowings of $21.0 million from our senior credit facility, as well as proceeds from our Tampa facility real estate mortgage loan of $14.8 million and proceeds from the exercise of stock options of $2.7 million. Net cash provided by financing activities in fiscal 2006 was $30.5 million, which primarily reflects the net borrowings on our senior credit facility of $29.6 million, proceeds from the exercise of employee stock options of $2.1 million offset by the payment for the termination of the swap agreement of $1.2 million.

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

Acquisitions

On February 4, 2008, we completed the acquisition of the C&C California and Laundry by Shelli Segal brands from Liz Claiborne Inc. The acquisition was financed through existing cash and borrowings under our existing credit facility. The transaction was valued at $33.1 million, including approximately $10.1 million in inventory, subject to price adjustments.

On December 6, 2006, we signed a definitive agreement with and re-acquired from Parlux all rights, titles, interests, intangible assets and inventory that Parlux maintained pursuant to a global license agreement to manufacture and distribute perfumery, fragrances, lotions, toiletries and cosmetics under the Perry Ellis brand. The agreement to re-acquire the Perry Ellis fragrance license and related assets in a cash transaction of approximately $63 million was effective as of December 6, 2006. We funded this acquisition through our senior credit facility.

On January 25, 2007, we entered into an agreement with Falic pursuant to which we agreed to sell to Falic certain assets relating to fragrance products using the Perry Ellis trademarks, as follows: (i) all open sales and purchase orders, (ii) our know how and experience and ongoing operations of the business, and (iii) all finished goods, raw materials, work-in-process and promotional supplies. The total sales price for the assets sold was approximately $63 million.

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

Senior Credit Facility

The following is a description of the terms of the senior credit facility with Wachovia Bank, National Association, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $175 million; (ii) the inventory borrowing limit is $90 million; (iii) the sublimit for letters of credit is up to $60 million; (iv) the amount of letter of credit facilities available outside of the facility is $126 million and (v) the outstanding balance is due at the maturity date of February 1, 2009.

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

Security. As security for the indebtedness under the senior credit facility, we granted the lenders a first priority security interest in substantially all of our existing and future assets other than our trademark portfolio and real estate owned, including, without limitation, accounts receivable, inventory deposit accounts, general intangibles, equipment and capital stock or membership interests, as the case may be, of certain subsidiaries.

Letter of Credit Facilities

As of January 31, 2008, we maintained five U.S. dollar letter of credit facilities totaling $150 million, one letter of credit facility totaling $3.8 million utilized by our Canadian joint venture, and one letter of credit facility totaling $0.6 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. As of January 31, 2008, there was $115.7 million available under existing letter of credit facilities.

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

In October 2005, we acquired three administrative office units in a building in Beijing, China. The aggregate purchase price was $2.3 million, including closing costs. These purchases were partially financed with three variable interest mortgage loans totaling $1.2 million dollars in the aggregate. The mortgage loans mature on October 12, 2015. The interest rate is at Prime. Subsequently, during March 2008 we paid off the three variable interest mortgage loans.

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

Contractual Obligations and Commercial Contingent Commitments

The following tables illustrate the balance of our contractual obligations and commercial contingent commitments as of January 31, 2008:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior subordinated notes payable	$150,000	$—	$—	$—	$150,000
Senior credit facility	—	—	—	—	—
Real estate mortgages	26,770	526	12,382	737	13,125
Operating leases	58,503	11,275	29,297	7,888	10,043
Royalty minimum guaranties	20,999	5,494	15,124	381	—

Total contractual cash obligations	$256,272	$17,295	$56,803	$9,006	$173,168

	Amount of Contingent Commitment Expiration Per Period
Other Commercial Contingent Commitments	Total	Less than 1 year	1-3years	4-5 years	After5 years
Letters of credit	$34,062	$34,062	$—	$—	$—
Standby letters of credit	4,602	4,602	—	—	—

Total commercial commitments	$38,664	$38,664	$—	$—	$—

Total contractual obligations and other commercial contingent commitments	$294,936	$55,959	$56,803	$9,006	$173,168

Management believes that the combination of borrowing availability under the amended senior credit facility, letter of credit facilities, and funds anticipated to be generated from operating activities, will be sufficient to meet our operating and capital needs in the foreseeable future.

Also, as discussed in footnote 20 to consolidated financial statements, effective February 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” At January 31, 2008, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest and penalties totaling $3.9 million. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur in relation to these liabilities.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements”, as defined by applicable GAAP and SEC rules.

Derivative Financial Instruments

Derivative financial instruments such as interest rate swap contracts and foreign exchange contracts are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or shareholders’ equity (as a component of comprehensive income), depending on whether the derivative qualifies to be used to hedge changes in fair value or cash flows. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” for further discussion about derivative financial instruments.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our financial position and results of operations as of and for the fiscal year ended January 31, 2008.

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

We also had an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. In March 2006, we terminated the $57 million Cap Agreement. See footnote 17 to the consolidated financial statements for further information. The $57 million Cap Agreement capped the interest rate on the senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $30,000 and $50,000 decrease of recorded interest expense on the consolidated statement of income for the fiscal years ended January 31, 2007 and 2006, respectively.

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

The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations:

Expected Maturity Date

Fiscal Years Ended January 31,

(In Millions)

	Less than 1 yr 2009	1 - 3 yrs			4 - 5 yrs 2013	After 5 yrs Thereafter		Fair Value 2008
		2010	2011	2012			Total
Long-term Liabilities:
Senior Subordinated Notes Payable	$0.0	$0.0	$0.0	$0.0	$0.0	$150.0	$150.0	$146.4
Fixed Interest Rate	8.88%	8.88%	8.88%	8.88%	8.88%	8.88%	8.88%
Real Estate Mortgage	$0.2	$10.9	$0.0	$0.0	$0.0	$0.0	$11.1	$11.0
Fixed Interest Rate	7.12%	7.12%	N/A	N/A	N/A	N/A	7.12%
Real Estate Mortgage	$0.1	$0.1	$0.1	$0.1	$0.1	$0.4	$0.9	$1.0
Variable Rate (B)	5.35%	5.35%	5.35%	5.35%	5.35%	5.35%	5.35%
Real Estate Mortgage	$0.3	$0.3	$0.3	$0.5	$0.6	$12.7	$14.7	$14.7
Variable Rate (C)	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%
Senior Credit Facility	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Average Variable Interest Rate (A)	5.11%	5.11%	N/A	N/A	N/A	N/A	5.11%

(A)	Senior credit facility has a variable rate of interest of either 1) the published prime lending rate or 2) Eurodollar rate with adjustments of both rates based on meeting certain financial conditions.

(B)	Real estate mortgage has a variable rate of Prime. Average variable rates for all periods are based on the rates in effect on January 31, 2008. The loan was paid off during March 2008.

(C)	Real estate mortgage has a fixed rate for the first five years, at which point it will be reset based on the terms and conditions of the promissory note.

Item 8.	Financial Statements And Supplementary Data

See pages F-1 through F-42 appearing at the end of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2008.

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

Our internal controls are evaluated on an ongoing basis by our internal audit function and by other personnel in our organization. The overall goals of these various evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary, as disclosure and internal controls are intended to be dynamic systems that change (including improvements and corrections) as conditions warrant. Part of this evaluation is to determine whether there were any significant deficiencies or material weaknesses in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls. Significant deficiencies are deficiencies, or combination of deficiencies, in internal control over financial reporting that are less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. Material weaknesses are deficiencies, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that both our disclosure controls and procedures and our internal controls and procedures were effective as of January 31, 2008 in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls were effective as of January 31, 2008 to provide reasonable assurance that our financial statements were fairly presented in conformity with generally accepted accounting principles.

There have been no other changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL

April 18, 2008

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of January 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of January 31, 2008, the company’s internal control over financial reporting was effective.

The company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our assessment of the company’s internal control over financial reporting. Their report appears on the following page.

/s/ George Feldenkreis	/s/ Thomas D’Ambrosio
George Feldenkreis Chairman of the Board and Chief Executive Officer	Thomas D’Ambrosio Interim Chief Financial Officer (Chief Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perry Ellis International, Inc.

Miami, Florida

We have audited the internal control over financial reporting of Perry Ellis International, Inc. and subsidiaries (the “Company”) as of January 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2008 of the Company and our report dated April 18, 2008 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Certified Public Accountants Miami, Florida

April 18, 2008

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding our directors and executive officers required by this item is included in our Proxy Statement relating to our 2008 Annual Meeting under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information regarding our audit committee and our audit committee financial expert required by this item is included in our Proxy Statement relating to our 2008 Annual Meeting under the caption “Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is included in our Proxy Statement relating to our 2008 Annual Meeting under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our directors, officers, and employees. The Code of Ethics is posted on our website at www.pery.com. Amendments to, and waivers granted under, our Code of Ethics, if any, will be posted to our website as well.

Information describing any material changes to the procedures by which security holders may recommend nominees to our Board of Directors is included in our Proxy Statement related to our 2008 Annual Meeting under the caption “Election of Directors.”

Item 11.	Executive Compensation.

Information required by this item is included in our Proxy Statement related to our 2008 Annual Meeting under the captions “Executive Compensation”, “Compensation Discussion and Analysis,” “Summary Compensation Table”, “Grants of Plan-Based Awards in Last Fiscal year”, “Outstanding Equity Awards Held at End of Fiscal 2008,” “Options Exercised and Stock Vested,” “Pension Benefits and Nonqualified Deferred Compensation,” “Compensation of Directors,” “Employment Agreements,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is included in our Proxy Statement related to our 2008 Annual Meeting under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information for Fiscal 2008” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Information required by this item is included in our Proxy Statement related to our 2008 Annual Meeting under the captions “Certain Relationships and Related Transactions” and “Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information required by this item is included in our Proxy Statement related to our 2008 Annual Meeting Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

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

(3)	Exhibits

Exhibit No	Description of Exhibit

3.1	Registrant’s Amended and Restated Articles of Incorporation (1)

3.2	Articles of Amendment to Articles of Incorporation (2)

3.3	Registrant’s Amended and Restated Bylaws (3)

4.1	Form of Common Stock Certificate (3)

4.5	Indenture dated September 22, 2003 between the Registrant and U.S. Bank Trust National Association (5)

4.6	Specimen Forms of 8 7/8% Senior Subordinated Notes Due September 15, 2013 (5)

10.1	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Officers (4)(17)

10.2	1993 Stock Option Plan (3)(4)

10.3	Directors Stock Option Plan (3)(4)

10.4	Profit Sharing Plan (4)(6)

10.5	Incentive Compensation Plan (4)(7)

10.6	Loan and Security Agreement dated as of October 1, 2002 by and among the Registrant, Jantzen, Inc., and Congress Financial Corporation (the “Senior Credit Facility”) (8)

10.7	2002 Stock Option Plan (4)(9)

10.8	Amendment No. 1 dated June 19, 2003 to the Senior Credit Facility (10)

10.9	Amendment No. 2 dated September 22, 2003 to the Senior Credit Facility (5)

10.10	Amendment No. 3 dated December 1, 2003 to the Senior Credit Facility (11)

10.11	Amendment No. 4 dated February 25, 2004 to the Senior Credit Facility (11)

10.12	Form of Stock Option Agreement (4)(12)

10.13	Amendment No. 6 dated September 30, 2004 to the Senior Credit Facility (12)

10.15	Asset Purchase Agreement, dated December 16, 2004, by and among the Registrant, Tropical Sportswear Int’l and certain of Tropical’s subsidiaries (14)

10.16	Bidding Procedures Order (15)

10.17	Amendment No. 7 dated February 26, 2005 to the Senior Credit Facility (16)

10.18	Employment Agreement dated May 1, 2005 between George Pita and the Registrant (4) (18)

10.22	2005 Long Term Incentive Compensation Plan, as amended (4)(19)

10.23	2005 Management Incentive Compensation Plan (4)(19)

10.25	Form of Stock Option Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (4)(21)

10.26	Form of Restricted Stock Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (4)(21)

10.27	Perry Ellis International, Inc. Fiscal 2006 Management Incentive Plan (21)

10.28	Amendment No. 5 dated July 1, 2004 to the Senior Credit Facility (22)

10.29	Amendment No. 8 dated September 30, 2005 to the Senior Credit Facility (22)

10.30	Amendment No. 9 dated February 24, 2006 to the Senior Credit Facility (22)

10.31	Business lease dated July 1, 2004 between Holish Enterprises and the Registrant for 8,000 square feet (22)

10.32	Business lease dated July 1, 2004 between George Feldenkreis and the Registrant for 50,000 square feet on warehouse space (22)

10.33	Business lease between George Feldenkreis and the Registrant for 16,000 square feet of office Space (22)

10.34	Promissory Note dated June 7, 2006 in favor Commercebank, N.A.(23)

10.35	Mortgage and Security Agreement dated June 7, 2006 in favor Commercebank, N.A.(23)

10.36	Amendment No. 10 dated August 28, 2006 to the Senior Credit Facility(24)

10.37	Amendment No. 11 dated November 29, 2006 to the Senior Credit Facility(25)

10.38	Amendment No. 12 dated December 6, 2006 to the Senior Credit Facility(25)

10.39	Agreement dated December 6, 2006 with Parlux Fragrances, Inc.(25)

10.40	Agreement dated January 25, 2007 between Perry Ellis International, Inc. and Falic Fashion Group, LLC(26)

10.41	Employment Agreement dated May 1, 2006 between Stephen Harriman and the Registrant (4)(27)

10.42	Asset Purchase Agreement, dated January 07, 2008, by and among the Registrant and Liz Claiborne, Inc. (28)

10.43	Employment Agreement dated February 08, 2008 between George Feldenkreis and the Registrant (4)(28)

10.44	Employment Agreement dated February 08, 2008 between Oscar Feldenkreis and the Registrant (4)(28)

10.45	Employment Agreement dated October 30, 2007 between Paul Rosengard and the Registrant (4)(28)

10.46	Amended Form of Stock Restricted Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (4)(28)

21.1	Subsidiaries of the Registrant (28)

23.1	Consent of Deloitte & Touche LLP, registered public accounting firm regarding financial statements and internal controls over financial reporting of the Registrant (28)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (28)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (28)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(28)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (28)

(1)	Previously filed as an Exhibit to the Registrant’s Proxy Statement for its 1998 Annual Meeting and incorporated herein by reference.

(2)	Previously filed as an annex to the Registrant’s Proxy Statement for its 2003 Annual Meeting and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

(4)	Management Contract or Compensation Plan.

(5)	Previously filed as filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No.33-110616) and incorporated herein by reference.

(6)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-96304) and incorporated herein by reference.

(7)	Previously filed as an Exhibit to the Registrant’s Proxy Statement for its 2000 Annual Meeting and incorporated herein by reference.

(8)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2002, as amended and incorporated herein by reference.

(9)	Previously filed as an Annex to the Registrant’s Proxy Statement for its 2002 Annual Meeting and incorporated herein by reference.

(10)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003 and incorporated herein by reference.

(11)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 and incorporated herein by reference.

(12)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004 and incorporated herein by reference.

(13)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated November 1, 2004 and incorporated herein by reference.

(14)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 16, 2004 and incorporated herein by reference.

(15)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 25, 2005 and incorporated herein by reference.

(16)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 26, 2005 and incorporated herein by reference.

(17)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 and incorporated herein by reference.

(18)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 and incorporated herein by reference.

(19)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 7, 2005 and incorporated herein by reference.

(20)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated August 17, 2005 and incorporated herein by reference.

(21)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.

(22)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and incorporated herein by reference.

(23)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 13, 2006 and incorporated herein by reference.

(24)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2006 and incorporated herein by reference.

(25)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 and incorporated herein by reference.

(26)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 29, 2007 and incorporated herein by reference.

(27)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 and incorporated herein by reference.

(28)	Filed herewith.

(b)	Item 601 Exhibits

The exhibits required by Item 601 of Regulation S-K are set forth in (a) (3) above.

(c)	Financial Statement Schedules

The financial statement schedules required by Regulation S-K are set forth in (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERRY ELLIS INTERNATIONAL, INC.

Dated: April 18, 2008	By:	/s/ GEORGE FELDENKREIS
George Feldenkreis Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ GEORGE FELDENKREIS George Feldenkreis	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 18, 2008

/s/ OSCAR FELDENKREIS Oscar Feldenkreis	Vice Chairman of the Board, President, Chief Operating Officer and Director	April 18, 2008

/s/ THOMAS D’AMBROSIO Thomas D’Ambrosio	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 18, 2008

/s/ JOE ARRIOLA Joe Arriola	Director	April 18, 2008

/s/ RONALD BUCH Ronald Buch	Director	April 18, 2008

/s/ GARY DIX Gary Dix	Director	April 18, 2008

/s/ SALOMON HANONO Salomon Hanono	Director	April 18, 2008

/s/ JOSEPH P. LACHER Joseph P. Lacher	Director	April 18, 2008

/s/ LEONARD MILLER Leonard Miller	Director	April 18, 2008

/s/ JOSEPH NATOLI Joseph Natoli	Director	April 18, 2008

/s/ LINDA PLATZNER Linda Platzner	Director	April 18, 2008

INDEX TO FINANCIAL STATEMENTS

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Perry Ellis International, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of Perry Ellis International, Inc. and subsidiaries (the “Company”) as of January 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perry Ellis International, Inc. and subsidiaries at January 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 18, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Miami, Florida

April 18, 2008

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31,

(amounts in thousands, except share data)

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$13,360	$4,514
Accounts receivable, net	138,086	157,420
Inventories, net	136,431	139,690
Marketable securities	1,181	2,581
Deferred income taxes	9,683	2,443
Other current assets	8,419	7,948

Total current assets	307,160	314,596
Property and equipment, net	78,954	71,989
Intangible assets	192,656	192,656
Deferred income taxes	—	1,751
Other assets	7,495	12,214

TOTAL	$586,265	$593,206

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$52,041	$44,295
Accrued expenses and other liabilities	16,732	20,628
Accrued interest payable	5,200	5,822
Accrued income taxes payable	2,349	1,166
Current portion - real estate mortgages	526	469
Unearned revenues	4,104	2,883
Other current liabilities	8,338	9,651

Total current liabilities	89,290	84,914

Senior subordinated notes payable, net	149,244	149,079
Senior credit facility	—	61,347
Real estate mortgages	26,066	26,604
Deferred pension obligation	12,905	13,412
Deferred income taxes	8,567	—
Other long term liabilities	23,373	8,854

Total long-term liabilities	220,155	259,296

Total liabilities	309,445	344,210

Minority Interest	3,293	2,362

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 14,772,721 shares issued and outstanding as of January 31, 2008 and 14,640,608 shares issued and outstanding as of January 31, 2007	147	146
Additional paid-in-capital	96,389	94,252
Retained earnings	179,561	151,388
Accumulated other comprehensive income	1,518	848

Total	277,615	246,634
Treasury stock at cost; 274,900 shares as of January 31, 2008 and no shares as of January 31, 2007	(4,088)	—

Total stockholders’ equity	273,527	246,634

TOTAL	$586,265	$593,206

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JANUARY 31,

(amounts in thousands, except per share data)

	2008	2007	2006
Revenues
Net sales	$838,465	$807,616	$827,504
Royalty income	25,401	22,226	21,910

Total revenues	863,866	829,842	849,414
Cost of sales	572,232	554,046	586,900

Gross profit	291,634	275,796	262,514
Operating expenses
Selling, general and administrative expenses	215,873	204,883	195,236
Depreciation and amortization	13,278	11,608	9,557

Total operating expenses	229,151	216,491	204,793

Operating income	62,483	59,305	57,721
Costs on early extinguishment of debt	—	2,963	—
Interest expense	17,594	21,114	21,930

Income before minority interest and income tax provision	44,889	35,228	35,791
Minority interest	931	508	470
Income tax provision	15,785	12,311	12,639

Net income	$28,173	$22,409	$22,682

Net income per share
Basic	$1.92	$1.55	$1.59

Diluted	$1.80	$1.45	$1.51

Weighted average number of shares outstanding
Basic	14,675	14,504	14,301
Diluted	15,657	15,455	15,050

See footnotes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2008, 2007 and 2006

(amounts in thousands, except share data)

			ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	ACCUMULATED OTHER COMPRE- HENSIVE INCOME	COMPRE- HENSIVE INCOME	RETAINED EARNINGS	TOTAL

	COMMON STOCK
	SHARES	AMOUNT
BALANCE, FEBRUARY 1, 2005	14,190,667	$142	$87,497	$—	$632		$106,297	$194,568
Exercise of stock options	216,955	2	2,083	—	—		—	2,085
Tax benefit for exercise of non-qualified stock options	—	—	427	—	—		—	427
Restricted shares issued	—	—	29	—	—		—	29
Net income	—	—	—	—	—	$22,682	22,682	22,682
Other comprehensive loss	—	—	—	—	(411)	(411)	—	(411)

Comprehensive income						22,271

BALANCE, JANUARY 31, 2006	14,407,622	144	90,036	—	221		128,979	219,380
Exercise of stock options	232,986	2	2,660	—	—		—	2,662
Tax benefit for exercise of non-qualified stock options	—	—	708	—	—		—	708
Restricted shares and options issued as compensation	—	—	848	—	—		—	848
Net income	—	—	—	—	—	22,409	22,409	22,409
Other comprehensive income	—	—	—	—	627	627	—	627

Comprehensive income						23,036

BALANCE, JANUARY 31, 2007	14,640,608	146	94,252	—	848		151,388	246,634
Exercise of stock options	75,168	1	724	—	—		—	725
Tax benefit for exercise of non-qualified stock options	—	—	506	—	—		—	506
Restricted shares and options issued as compensation	56,945	—	907	—	—		—	907
Net income	—	—	—	—	—	28,173	28,173	28,173
Purchase of treasury stock			—	(4,088)	—		—	(4,088)
Other comprehensive income	—	—	—	—	670	670	—	670

Comprehensive income						$28,843

BALANCE, JANUARY 31, 2008	14,772,721	$147	$96,389	$(4,088)	$1,518		$179,561	$273,527

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31,

(amounts in thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,173	$22,409	$22,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,840	11,163	8,915
Provision for bad debts	383	358	565
Tax benefit from exercise of stock options	(506)	(708)	—
Amortization of debt issue cost	762	774	928
Amortization of discounts	191	203	326
Deferred income taxes	3,740	8,241	10,891
Stock options and restricted shares issued as compensation	907	848	29
Costs on early extinguishment of debt	—	2,963	—
Gain on sale of marketable securities	(12)	—	—
Minority interest	931	508	470
Loss on disposal of property and equipment	—	—	106
Changes in operating assets and liabilities
(net of effects of acquisition transactions):
Accounts receivable, net	18,951	(5,249)	13,293
Inventories	3,259	(11,491)	29,423
Other current assets	(471)	(507)	(373)
Other assets	957	232	(342)
Accounts payable and accrued expenses	3,053	(5,066)	(7,357)
Income taxes payable	1,689	1,874	—
Accrued interest payable	(622)	(709)	1,714
Other current liabilities and unearned revenues	17,574	6,062	1,172
Deferred pension obligation	(507)	(309)	(1,896)

Net cash provided by operating activities	91,292	31,596	80,546

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(18,955)	(15,968)	(14,460)
Purchase of marketable securities	(672)	(2,571)	—
Proceeds on sale of marketable securities	320	—	—
Purchase of fragrance assets, net	—	(59,410)	—
Sale of fragrance assets, net	—	63,000	—
Purchase of intangible and other assets	—	(1,806)	(12,279)
Payment for acquired businesses, net of cash acquired	—	—	(79,902)

Net cash used in investing activities	(19,307)	(16,755)	(106,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	274,539	352,822	270,019
Payments on senior credit facility	(335,886)	(331,866)	(240,399)
Payments on termination of swap agreements	—	(616)	(1,210)
Payments on senior subordinated notes	—	(58,354)	—
Payments on real estate mortgage	(507)	(285)	(168)
Borrowings on real estate mortgage	—	14,783	—
Payments on capital leases	(200)	(214)	(234)
Proceeds from exercise of stock options	725	2,662	2,085
Tax benefit from exercise of stock options	506	708	427
Purchase of treasury stock	(4,088)	—	—

Net cash (used in) provided by financing activities	(64,911)	(20,360)	30,520

Effect of exchange rate changes on cash and cash equivalents	1,772	621	(411)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,846	(4,898)	4,014
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,514	9,412	5,398

CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,360	$4,514	$9,412

Continued

	2008	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18,025	$21,608	$19,890

Income taxes	$8,958	$1,021	$2,566

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Change in fair value of mark-to-market interest rate swap/option	$—	$(544)	$(4,835)

Financing of building acquisition	$—	$—	$1,200

Accrued purchases of property and equipment	$850	$170	$2,385

Payables in connection with purchase and sale of fragrance assets and licenses	$—	$5,660	$—

Unrealized (loss) gain on marketable securities	$(1,102)	$10	$—

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 2008

1.	General

Perry Ellis International, Inc. and Subsidiaries (the “Company”) is one of the leading apparel companies in the United States and controls a portfolio of major brands, some of which were established over 100 years ago. The Company designs, sources, markets and licenses products nationally and internationally at multiple price points and across all major levels of retail distribution. The Company’s portfolio of highly recognized brands includes the Perry Ellis® family of brands, Axis®, Tricots St. Raphael®, Jantzen®, John Henry®, Cubavera®, the Havanera Co.®, Natural Issue®, Munsingwear®, Grand Slam®, Original Penguin® by Munsingwear® (“Original Penguin”), Mondo di Marco®, Redsand®, Pro Player®, Manhattan®, Axist®, Savane®, Farah®, Gotcha®, Girl Star® and MCD®. The Company also (i) licenses the Nike® brand for swimwear and swimwear accessories, (ii)licenses the JAG® brand for men’s and women’s swimwear and cover-ups, (iii) is the worldwide master licensee for PING® golf apparel, (iv) licenses the PGA TOUR®, including Champions Tour for golf apparel, and (v) is the Dockers® licensee for outerwear.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of accounts receivable, accounts payable, accrued expenses, and accrued interest payable approximates fair value due to their short-term nature. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate. As of January 31, 2008 and 2007, the fair value of the $150 million senior subordinated notes payable was approximately $146.4 million and $153.3 million, respectively, based on quoted market prices. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies. See footnote 14 to the consolidated financial statements for additional disclosure related to the fair value of financial instruments.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash, deposits and liquid short-term investments that have a maturity of three months or less when purchased.

MARKETABLE SECURITIES - All marketable securities are classified as available-for-sale. Investments are stated at fair value. The estimated fair value of the marketable securities is based on quoted prices in an active market. Gains and losses on investment transactions are determined using the specific identification method and are recognized in income based on trade dates. Unrealized gains and losses on securities available-for-sale are included in accumulated other comprehensive income until realized. Management evaluates securities held with unrealized losses for other-than-temporary impairment at least on a quarterly basis. Consideration is given to (a) the length of time and the extent to which the fair value has been less than cost; (b) the financial condition and near-term prospects of the issuer; and (c) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

INTANGIBLE ASSETS - Intangible assets primarily represent costs incurred in connection with the acquisition of brand names and license rights. As of January 31, 2008 and 2007, intangible assets represented one class of indefinite lived assets, trademarks. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” those assets were identified as intangible assets with an indefinite useful life, and accordingly, are not being amortized. The Company assesses the carrying value of intangible assets at least annually.

LEASES - The Company accounts for leases under the provisions of SFAS No. 13, “Accounting for Leases” and subsequent amendments, which require that the leases be evaluated and classified as operating or capital leases for financial reporting purposes. Capital leases, which transfer substantially all of the risks and benefits incidental to ownership of the leased item, are capitalized at the inception of the lease at the fair value of the leased property or, if lower, at the present value of the minimum lease payments. Lease payments are apportioned between the finance charges and reduction of the lease liability so as to achieve a constant rate of interest on the remaining balance of the liability. Finance charges are charged directly against income as a component of interest expense. Capitalized leased assets are depreciated over the shorter of the estimated useful life of the asset or the lease term. Leases where the lessor retains substantially all the risks and benefits of ownership of the asset are classified as operating leases. Operating lease payments, other than contingent rentals, are recognized as an expense in the income statement on a straight-line basis over the lease term, whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. This generally results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is recorded as deferred rent and included in other long-term liabilities. Percentage rent expense is generally based on sales levels and is accrued when determined that it is probable that such sales levels will be achieved.

DEFERRED DEBT ISSUE COSTS - Costs incurred in connection with financing transactions have been capitalized and are being amortized on a straight-line basis, which approximates the interest method, over the term of the related debt instrument. Unamortized debt issue costs are included in other assets in the consolidated balance sheet.

LONG-LIVED ASSETS - Management reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning future conditions. There has not been any material impairment to long-lived assets in fiscal 2008, 2007 or 2006.

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

ADVERTISING AND RELATED COSTS - The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $20.5 million, $21.7 million and $17.2 million for the years ended January 31, 2008, 2007 and 2006, respectively, and are included in selling, general and administrative expenses.

COST OF SALES - Cost of sales includes costs to acquire and source inventory, produce inventory for sale, and provisions for inventory shrinkage and obsolescence. These costs include costs of purchased products, inbound freight, custom duties, buying commissions, cargo insurance, customs inspection and licensed product royalty expenses.

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

TREASURY STOCK - Treasury stock is recorded at acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

REVENUE RECOGNITION - Sales are recognized at the time title transfers to the customer, generally upon shipment. Trade allowances and a provision for estimated returns and other allowances are recorded at the time sales are made, considering historical and anticipated trends. The Company records revenues net of corresponding sales taxes. The Company operates predominantly in North America, with over 95% of its sales in this market. Two customers accounted for approximately 15% and 10%, respectively, of net sales for fiscal 2008. Three customers accounted for approximately 13%, 11% and 11%, respectively, of net sales for fiscal 2007. Two customers accounted for approximately 13% and 11%, respectively, of net sales for fiscal 2006. The Company does not believe that concentrations of sales and credit risk represent a material risk of loss with respect to its financial position as of January 31, 2008.

Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. A liability for unearned royalty income is recognized when licensees pay contractual obligations before being earned or when up front fees are collected. This liability is recognized as royalty income over the applicable term of the respective license agreement.

ADVERTISING REIMBURSEMENTS - The majority of the Company’s license agreements require licensees to reimburse the Company for advertising placed on behalf of the licensees based on a percentage of the licensees’ net sales. The Company records earned advertising reimbursements received from its licensees as a reduction of the related advertising costs in selling, general and administrative expenses. For the fiscal years 2008, 2007 and 2006, the Company has reduced selling, general and administrative expenses by $5.5 million, $2.8 million and $3.3 million of licensee reimbursements, respectively. Unearned advertising reimbursements result when a licensee pays required reimbursements prior to the Company incurring the advertising expense. A liability is recorded for these unearned advertising reimbursements.

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

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, it considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would be recorded, which would reduce the provision for income taxes in the period of such determination.

In July 2006, the Financial Accounting Standard Board (“FASB”) issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective February 1, 2007. Adoption of FIN 48 did not have a material impact on the consolidated financial position or results of operations of the Company.

NET INCOME PER SHARE - Basic net income per share is computed by dividing net income by the weighted average shares of outstanding common stock. The calculation of diluted net income per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net income per share includes the effects of stock options, warrants and unvested restricted shares as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted income per share.

	2008	2007	2006
	(in thousands, except per share data)
Numerator:
Net income	$28,173	$22,409	$22,682

Denominator:
Basic income per share - weighted average shares	14,675	14,504	14,301
Dilutive effect: stock options	982	951	749

Diluted income per share - weighted average shares	15,657	15,455	15,050

Basic income per share	$1.92	$1.55	$1.59

Diluted income per share	$1.80	$1.45	$1.51

Antidilutive effect: stock options (1)	96	177	219

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

ACCOUNTING FOR STOCK-BASED COMPENSATION- In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

The Company adopted SFAS No. 123R on February 1, 2006 using the modified prospective application option. As a result, the compensation cost for the portion of awards granted before February 1, 2006 for which the requisite service had not been rendered and that were outstanding as of February 1, 2006 will be recognized as the remaining requisite service is rendered. In addition, the adoption of SFAS No. 123R required the Company to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. The Company was also required to change the amortization period for employees eligible to retire from the period over which the awards vest to the period from the grant date to the date the employee is eligible to retire.

On January 25, 2006, the Company’s Compensation Committee approved the accelerated vesting of certain unvested stock options granted to employees having per share exercise prices equal to or greater than $12.73 (the closing market price on January 25, 2006). Approximately 64,500 options to purchase shares became exercisable immediately as a result of the vesting acceleration. The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would have otherwise recognized in its consolidated statements of income with respect to these accelerated options upon the adoption SFAS No. 123(R). The acceleration of the vesting of these options did not result in a charge based on accounting principles generally accepted in the United States. The acceleration resulted in the recognition of an additional $547,000, net of the tax effect, in the pro forma disclosures below and the exclusion of such amounts from compensation expense in subsequent years.

For fiscal 2008, 2007 and 2006, approximately $907,000 ($0.06 per fully diluted share), $848,000 ($0.05 per fully diluted share) and $29,000 ($0.00 per fully diluted share), in compensation expense has been recognized in selling, general and administrative expenses in the consolidated statement of operations related to stock options and restricted stock, respectively. Compensation expense for these awards is based on the fair value at the original grant date. During fiscal 2008, 2007, and 2006, the Company received cash of $0.7 million, $2.7 million, and $2.1 million, respectively, from the exercise of stock options and realized a tax benefit of approximately $0.5 million, $0.7 million, and $0.4 million, respectively from such exercises.

Pro forma information under SFAS No. 123 regarding stock option grants made for periods prior to fiscal 2007 is presented below:

2006
Net income as reported	$22,682
Add : Total stock based employee compensation expense included in reported net income, net	—
Deduct : Total stock based employee compensation expense not included in reported net income, net	1,683

Pro forma net income	$20,999

Pro forma net income per share:
Basic	$1.47

Diluted	$1.40

The fair value of the options was estimated at the date of grant using the Black-Scholes Option Pricing Model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including: expected volatility based on the expected price of the Company’s common stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercises and employee terminations; and dividend yield based on the Company’s history and expectation of dividend payments. Using the Black-Scholes Option Pricing Model, the estimated weighted-average grant date fair value per option granted in fiscal years 2008, 2007 and 2006 was $16.23, $14.18, and $9.87, respectively.

The following weighted-average assumptions for 2008, 2007 and 2006 were used to estimate the fair value of stock options under the Black-Scholes Option Pricing Model:

	2008	2007	2006
Risk free interest	4.5%	4.5% - 4.75%	4.1%
Dividend Yield	0.0%	0.0%	0.0%
Volatility factors	56.3% - 56.9%	57.4% - 58.7%	60.3% - 63.7%
Weighted-average life (years)	6.0 - 10.0	10.0	10.0

COMPREHENSIVE INCOME — For the fiscal years 2008, 2007 and 2006, comprehensive income was $28.8 million, $23.0 million and $22.3 million. For the years ended January 31, 2008, 2007 and 2006, comprehensive income was comprised of net operating results in the amount of $28.2 million, $22.4 million and $22.7 million, respectively, the effect of foreign currency translation of $1.7 million, $0.6 million and ($0.4) million, respectively and unrealized (loss) gain on marketable securities in the amount of ($1.1) million and $6,000 for years ended January 31, 2008 and 2007, respectively. Comprehensive income is reflected in stockholders’ equity.

RECENT ACCOUNTING PRONOUNCEMENTS - In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments -an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the results of operations or the financial position of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, except for nonfinancial assets and nonfinancial liabilities recognized or disclosed on a non-recurring basis, for which SFAS No. 157 will be effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the results of operations or the financial position of the Company.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of the recognition and disclosure provisions of SFAS No. 158 did not have a material impact on the results of operations or the financial position of the Company. SFAS 158 also requires a business entity to measure plan assets and benefit obligations as of the date of its year-end statement of financial position effective for fiscal years ending after December 15, 2008. In accordance with the provisions of SFAS No. 158, the Company will measure its plan assets and benefit obligations as of its January 31, 2009 fiscal year end.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and financial liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which has yet to be determined.

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until February 1, 2009. The Company expects SFAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date. The Company is still assessing the full impact this standard will have on its future consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for fiscal years beginning after December 15, 2008. The Company has not completed its assessment of the impact, if any, this new pronouncement with have on the financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. This statement is effective for interim periods beginning after December 15, 2008. The Company has not completed its assessment of the impact, if any, this new pronouncement with have on the financial statements.

3.	Purchase and Sale of License

On December 6, 2006, the Company signed a definitive agreement with and re-acquired from Parlux Fragrances Inc. (“Parlux”) for $42 million all rights, titles, interests, tangible and intangible assets and for $21 million inventory that Parlux maintained pursuant to a global license agreement to manufacture and distribute perfumery, fragrances, lotions, toiletries and cosmetics under the Perry Ellis brand. The agreement to re-acquire the Perry Ellis fragrance license and related assets in a cash transaction for a total of approximately $63 million ($59.4 million paid as of January 31, 2007) was effective as of December 6, 2006. The Company funded this acquisition through its senior credit facility.

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

Subsequently, on January 25, 2007, the Company entered into an agreement (the “Agreement”) with Falic Fashion Group, LLC, a Florida limited liability company and a wholly owned subsidiary of Duty Free Americas, Inc. (“Falic”), pursuant to which the Company agreed to sell to Falic the assets purchased from Parlux. The total sales price for the assets sold was approximately $63 million of which $42 million related to tangible and intangible assets and $21 million was attributed to inventory.

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

On November 21, 2006, the Company declared a 3-for-2 stock split effected in the form of a stock dividend payable on December 29, 2006 to stockholders of record as of December 12, 2006. All references to stock and earnings per share data prior to the effective date of the stock split in these consolidated financial statements have been restated to give effect to the stock dividend.

5.	Share Repurchase

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

During the fiscal year ended January 31, 2008, the Company purchased 274,900 shares of its common stock at a cost of approximately of $4.1 million.

6.	Accounts Receivable

Accounts receivable consisted of the following as of January 31:

	2008	2007
	(in thousands)
Trade accounts	$133,583	$153,285
Royalties and other receivables	5,955	5,433

Total	139,538	158,718
Less: Allowance for doubtful accounts	(1,452)	(1,298)

Total	$138,086	$157,420

The activity for the allowance for doubtful accounts is as follows:

	2008	2007	2006
	(in thousands)
Allowance for doubtful accounts
Beginning balance	$1,298	$2,549	$2,171
Provision	383	358	565
Write-offs net of recoveries	(229)	(1,609)	(187)

Ending balance	$1,452	$1,298	$2,549

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

7.	Inventories

Inventories consisted of the following as of January 31:

	2008	2007
	(in thousands)
Finished goods	$134,888	$135,805
Raw materials and in process	1,543	3,885

Total	$136,431	$139,690

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

8.	Marketable Securities

During fiscal 2007, the Company purchased 369,700 common shares in the open market of a current licensee for approximately $2.6 million. Total royalty income from this licensee was approximately $1.2 million for each of the years ended January 31, 2008 and 2007, respectively. In May 2007, the Company purchased an additional 50,100 common shares in the open market of this licensee for $308,000. These shares were sold in June 2007, the proceeds were $320,000 and the gross realized gain on the sale was $12,000. The realized gain was reclassified from accumulated other comprehensive income to other income.

In July 2007, the Company purchased 50,000 common shares in the open market of an unrelated entity for $364,000.

The following is a summary of the investments’ cost, unrealized gains (losses) and estimated fair value at January 31:

	2008	2007
	(in thousands)
Equity Investments:
Cost	$2,935	$2,571
Gross unrealized gains	—	16
Gross unrealized losses	(1,754)	(6)

Estimated fair value	$1,181	$2,581

The Company’s investments in marketable securities have been in a gross unrealized loss position for less than twelve months. The Company believes these losses to not be other than temporary.

The unrealized net (loss) gain, net of taxes, of ($1.1) million and $6,000 respectively, is included in accumulated other comprehensive income at January 31, 2008 and 2007, respectively.

9.	Property and Equipment

Property and equipment consisted of the following as of January 31:

	2008	2007
	(in thousands)
Furniture, fixture and equipment	$72,420	$50,540
Buildings	22,336	23,359
Vehicles	795	734
Leasehold improvements	23,095	24,288
Land	9,435	9,435

Total	128,081	108,356
Less: accumulated depreciation and amortization	(49,127)	(36,367)

Total	$78,954	$71,989

Depreciation and amortization expense relating to property and equipment amounted to $12.8 million, $11.1 million and $8.9 million for the fiscal years ended January 31, 2008, 2007 and 2006, respectively.

10.	Intangible Assets

Intangible Assets consist of indefinite-lived trademarks and total $192.6 million at January 31, 2008 and 2007.

During fiscal 2006, the Company completed the acquisition of primarily all of the worldwide intellectual property of the leading California lifestyle company Gotcha International, including the Gotcha, Girl Star and MCD logo trademarks and the intellectual property license agreements for a purchase price of approximately $12.3 million. In addition, there is a contingent earn out amount of approximately $1 million if the Company achieves certain revenue targets for these acquired brands during fiscal 2011, which if and when paid would be considered additional purchase price.

11.	Other Current Liabilities

Other current liabilities consisted of the following as of January 31:

	2008	2007
	(in thousands)
Unearned advertising reimbursement	$2,280	$891
Assignment of barter credits	—	3,000
State sales and use tax	2,081	1,235
Other	3,977	4,525

Total	$8,338	$9,651

During fiscal 2007, the Company assigned 3 million barter credits for $3.0 million and recorded this amount in other current liabilities. During fiscal 2008, these assigned barter credits were permanently transferred to a third-party buyer.

12.	Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following as of January 31:

	2008	2007
	(in thousands)
Salaries and commissions	$8,294	$8,809
Payables in connection with purchase and sale of fragrance assets and license	—	5,660
Royalties	1,664	1,771
Buying commissions	1,122	475
Other	5,652	3,913

Total	$16,732	$20,628

13.	Other Long Term Liabilities

Other long term liabilities consisted of the following as of January 31:

	2008	2007
	(in thousands)
Deferred gain long term	$7,579	$8,616
Unearned revenue	8,313	—
Deferred advertising	7,408	—
Other	73	238

Total	$23,373	$8,854

14.	Derivative Financial Instruments

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

The Company also had an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. In March 2006, the Company terminated the $57 million Cap Agreement. See footnote 17 to the consolidated financial statements for further information. The $57 million Cap Agreement capped the interest rate on the senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $30,000 and $50,000 decrease of recorded interest expense on the consolidated statement of income for the fiscal years ended January 31, 2007 and 2006.

In fiscal 2003, the Company entered into an interest rate floor agreement (the “$57 million Floor Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. The $57 million Floor Agreement expired on March 15, 2005. Under the $57 million Floor Agreement, the Company was liable for the difference between the three-month LIBOR rate and 1.50% for all rate resets in which the LIBOR was below 1.50%. When the LIBOR was equal to or greater than 1.50%, the Company made no payments under the $57 million Floor Agreement. The $57 million Floor Agreement did not qualify for hedge accounting treatment under SFAS No. 133, however, the $57 million Floor Agreement had no impact on interest expense for the year ended January 31, 2006.

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

As of January 31, 2008, the Company maintained five U.S. dollar letter of credit facilities totaling $150 million, one letter of credit facility totaling $3.8 million utilized by the Canadian joint venture, and one letter of credit facility totaling $0.6 million utilized by the United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on the Company’s assets. As of January 31, 2008, there was $115.7 million available under existing letter of credit facilities.

Amounts under letter of credit facilities consist of the following as of January 31:

	2008	2007
	(in thousands)
Total letter of credit facilities	$154,358	$163,760
Outstanding letters of credit	(38,664)	(61,143)

Total credit available	$115,694	$102,617

16.	Senior Credit Facility

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

Security. As security for the indebtedness under the senior credit facility, the Company granted the lenders a first priority security interest in substantially all of its existing and future assets other than its trademark portfolio, including, without limitation, accounts receivable, inventory deposit accounts, general intangibles, equipment and capital stock or membership interests, as the case may be, of certain subsidiaries.

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

18.	$150 Million Senior Subordinated Notes Payable

In fiscal 2004, the Company issued $150 million 8 7/8% senior subordinated notes, the proceeds of which were used to redeem its then outstanding 12 1/4% senior subordinated notes and to pay down the outstanding balance of the senior credit facility at that time. The notes mature on September 15, 2013 and bear interest at the rate of 8 7/8%, payable semiannually on March 15 and September 15 of each year. The proceeds to the Company were $146.8 million yielding an effective interest rate of 9.1%.

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

The Company’s main administrative office, warehouse and distribution facility is a 240,000 square foot facility in Miami, Florida. The facility was partially financed with an $11.6 million real estate mortgage loan. The real estate mortgage contains certain covenants and as of January 31, 2008, the Company was in compliance with these covenants. At January 31, 2008, the balance of the real estate mortgage loan totaled $11.1 million, of which $174,000 is due within one year. The mortgage loan matures in August 2009. The interest rate is fixed at 7.123%.

In October 2005, the Company acquired three administrative office units in a building in Beijing, China. The aggregate purchase price was $2.3 million, including closing costs. These purchases were partially financed with three variable interest mortgage loans totaling $1.2 million dollars in the aggregate. The mortgage loans mature on October 12, 2015. The interest rate is at Prime. Principal and interest, currently in the aggregate amount of $13,500, are due monthly. At January 31, 2008, the balance of the real estate mortgage loans totaled $1.0 million, of which $85,000 is due within one year. During March 2008, the three variable interest mortgage loans were paid off.

In June 2006, the Company entered into a mortgage loan for $15 million secured by its Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 are due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest is set at 6.25% for the first five years, at which point it will be reset based on the terms and conditions of the promissory note. At January 31, 2008, the balance of the real estate mortgage loan totaled $14.5 million, of which $267,000 is due within one year.

The contractual maturities of the real estate mortgages are as follows:

Year Ending January 31,

Amount
(in thousands)
2009	$526
2010	11,304
2011	422
2012	656
2013	737
Thereafter	13,125

26,770
Less discount	(178)

Total	$26,592

20.	Income Taxes

For financial reporting purposes, income before minority interest and income tax provision includes the following components:

	2008	2007	2006
	(in thousands)
Domestic	$28,679	$22,897	$25,704
Foreign	16,210	12,331	10,087

Total	$44,889	$35,228	$35,791

The income tax provision consists of the following components for each of the years ended January 31:

	2008	2007	2006
	(in thousands)
Current income taxes:
Federal	$9,209	$1,763	$731
State	733	265	(18)
Foreign	2,103	2,042	1,035

Total current income taxes	12,045	4,070	1,748

Deferred income taxes:
Federal	3,092	8,540	9,958
State	648	(299)	933

Total deferred income taxes	3,740	8,241	10,891

Total	$15,785	$12,311	$12,639

Company’s effective income tax rate for each of the years ended January 31:

	2008	2007	2006
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Increase resulting from state income taxes, net of federal income tax benefit	2.7%	2.5%	2.6%
Benefit of graduated rate	0.0%	-1.0%	-0.8%
Foreign tax rate differential	-7.8%	-6.1%	-4.6%
Prior year tax provision adjustments	0.1%	0.0%	0.8%
Other	5.2%	4.5%	2.3%

Total	35.2%	34.9%	35.3%

Deferred income taxes are provided for the temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities under SFAS No. 109. The tax effects of temporary differences as of January 31 are as follows:

	2008	2007
	(in thousands)
Deferred tax assets
Inventory	$4,340	$4,648
Accounts receivable	2,269	2,110
Accrued expenses	1,313	611
Unearned revenue	366	294
Advanced payments	1,681	—
Net operating losses	19,267	24,071
Deferred pension obligation	5,251	5,110
Credits	740	719
Unrealized gains/losses	661	—
Other	795	522

Sub total	36,683	38,085

Deferred tax liabilities
Fixed assets	(1,709)	(2,038)
Intangible assets	(30,081)	(25,002)
Prepaid expenses	(1,807)	(1,847)

Sub total	(33,597)	(28,887)

Valuation allowance	(1,970)	(5,004)

Net deferred tax asset	$1,116	$4,194

During fiscal 2008, the Company determined that it is no longer more likely than not that it will be able to realize the full benefit associated with its foreign tax credit carryforwards. The Company currently has a gross deferred tax asset relating to the foreign tax credit carryforwards in the amount of $0.7 million. These credits originated in fiscal years 2004 through 2007. Of the total gross amount, the Company has determined that it is more likely than not that it will realize the benefit of $0.2 million of the foreign tax credit carryforwards. As such, during fiscal 2008, the Company established a valuation allowance in the amount of $0.5 million associated with the foreign tax credit amounts it does not expect to realize.

In connection with the 2003 Perry Ellis Menswear acquisition, the Company originally acquired a net deferred tax asset of approximately $53.5 million, net of a $20.3 million valuation allowance. Additionally, the acquisition of Perry Ellis Menswear caused an “ownership change” for federal income tax purposes. As a result, the use of any net operating losses existing at the date of the ownership change to offset future taxable income of the Company is limited by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). As of the acquisition date, Perry Ellis Menswear had available federal net operating losses of approximately $123 million, of which approximately $56 million may expire unutilized as a result of the annual usage limitations under Section 382. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary, as a portion of the assets are not expected to be fully realized. Approximately $10.2 million and $0 million of the $123 million net operating losses expired in fiscal 2008 and 2007, respectively. The net change in the valuation allowance for these net operating losses for 2008 and 2007 was $3.5 million and $1.2 million, respectively. The following table reflects the expiration of the remaining federal net operating losses:

Fiscal Year	(in thousands)
1/31/2009 - 1/31/2011	$14,086
1/31/2012 - 1/31/2016	11,705
1/31/2017 - 1/31/2020	12,066
1/31/2021 - 1/31/2026	8,827

$46,684

Deferred taxes have not been recognized on unremitted earnings of certain of the Company’s foreign subsidiaries based on the “indefinite reversal” criteria of APB Opinion 23. No provision is made for income tax that would be payable upon the distribution of earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

The federal and state provisions do not reflect the tax savings resulting from deductions associated with the Company’s stock option plans. These savings were $0.5 million, $0.7 million and $0.4 million for the years ended January 31, 2008, 2007 and 2006, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2004 through 2008 are open tax years. Additionally, the Company’s U.S. federal income tax returns for 2000 though 2003 represent open tax years, but only to the extent of refund claims previously filed by the Company. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2003 through 2008, depending on each state’s particular statute of limitation. As of January 31, 2008, the Company is undergoing a U.S. federal income tax examination for the 2004 tax year. Additionally, the Company is currently in discussions with the State of New Jersey to voluntarily disclose and settle income tax liabilities pertaining to the 2004 through 2007 tax years. Furthermore, various state, local, and foreign income tax returns are also under examination by taxing authorities.

Effective February 1, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 did not have a material effect on its consolidated financial position or results of operations. As of February 1, 2007, after the adoption of FIN 48, the Company had a $2.8 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.3 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.8 million, which includes interest and penalties of $0.3 million. As of January 31, 2008, the Company had a $3.9 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.6 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.5 million, which includes interest and penalties of $0.5 million.

A reconciliation of the beginning balance of the Company’s unrecognized tax benefits at the adoption of FIN 48 and the ending amount of the unrecognized tax benefits is as follows:

(in thousands)
Balance at February 1, 2007	$2,770
Additions based on tax positions related to the current year	44
Additions for tax positions of prior years	1,086
Reductions for tax positions of prior years	—
Reductions due to lapses of statue of limitations	—
Settlements	—

Balance at January 31, 2008	$3,900

Included in the balance at January 31, 2008, are $0.4 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. During the years ended January 31, 2008, 2007, and 2006 the Company recognized approximately $0.3 million, $0.3 million, and $0.1 million in interest and penalties. The Company had approximately $0.6 million and $0.3 million for the payment of interest and penalties accrued at January 31, 2008 and 2007, respectively.

It is reasonably possible that within the next twelve months the Company and the Internal Revenue Service will resolve some or all of the matters presently under U.S. federal income tax examination. Additionally, it is reasonably possible that within the next twelve months the Company may settle its voluntary disclosure process with the State of New Jersey. The Company does not currently anticipate that such resolutions will significantly increase or decrease tax expense within the next twelve months.

21.	Retirement Plan

The Company has a 401(k) Plan (the “Plan”) which includes a discretionary company match equal to 50% of the first 6% contributed to the plan which eligible employees may participate. Eligible employees may participate in the Plan upon the attainment of age 21, and completion of three continuous months of service. Participants may elect to contribute up to 60% of their compensation, subject to maximum statutory limits. The Company’s contributions to the Plan were approximately $1.3 million, $1.2 million, and $1.0 million for the fiscal years ended January 31, 2008, 2007 and 2006, respectively.

22.	Benefit Plans

The Company sponsors two qualified pension plans as a result of the Perry Ellis Menswear acquisition that occurred in June 2003.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the plan year beginning January 1, 2006, and ending December 31, 2007, and a statement of the funded status as of December 31, 2007. The plans were frozen and merged as of December 31, 2003.

For the fiscal year ending January 31:	2008	2007
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of plan year	$43,586	$50,768
Service cost	250	250
Interest cost	2,326	2,309
Actuarial loss (gain)	(2,335)	(1,320)
Lump sums plus annuities paid	(3,517)	(8,421)

Benefit obligation at end of plan year	$40,310	$43,586

Change in plan assets
Fair value of plan assets at beginning of plan year	$36,077	$40,398
Actual return on plan assets	2,169	4,100
Lump sums plus annuities paid	(3,517)	(8,421)

Fair value of plan assets at end of plan year	$34,729	$36,077

Funded status at end of plan year	$(5,581)	$(7,509)
Unrecognized net actuarial loss (gain)	(7,324)	(5,903)

Accrued benefit cost as of January 31	$(12,905)	$(13,412)

The following table provides the amounts recognized in the consolidated balance sheet as of January 31:

	2008	2007
	(in thousands)
Accrued benefit liability	$(12,905)	$(13,412)

Net amount recognized	$(12,905)	$(13,412)

Information for pension plans with an accumulated benefit obligation in excess of the plan assets as of year end of plan year:

	2008	2007
	(in thousands)
Projected benefit obligation	$40,310	$43,586
Accumulated benefit obligation	$40,310	$43,586
Fair value of plan assets	$34,729	$36,077

The following table provides the components of net benefit cost for the plans for the fiscal year ended January 31:

	2008	2007	2006
	(in thousands)
Service cost	$250	$250	$250
Interest cost	2,326	2,309	2,957
Expected return on plan assets	(2,820)	(2,915)	(3,521)
Amortization of unrecognized net loss (gain)	(220)	(151)	—
Other	—	507	314

Net periodic benefit cost	$(464)	$—	$—

There was no amount included within other comprehensive income arising from a change in the additional minimum pension liability as of January 31, 2008, 2007 and 2006.

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table for the end of plan years ended:

	2008	2007
Discount rate	6.00%	5.50%
Rate of compensation increase	N/A	N/A

The assumptions used in the measurement of the net periodic benefit cost for periods ended December 31 are as follows:

	2008	2007
Discount rate	6.00%	5.50%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	N/A	N/A

The pension plan weighted-average asset allocations at January 31, 2008 and 2007, by asset category, are as follows:

	2008	2007
Asset category:
Equity securities	60.30%	62.60%
Debt securities	26.90%	29.80%
Other	12.80%	7.60%

Total	100.00%	100.00%

The Company’s benefit plan committee establishes investment guidelines and strategies, and regularly monitors the performance of the investments. The Company’s investment strategy with respect to pension assets is to invest the assets in accordance with applicable laws and regulations. The long-term primary objectives for the Company’s pension assets are to (1) provide for a reasonable amount of long-term growth of capital, without undue exposure to risk; and protect the assets from erosion of purchasing power, and (2) provide investment results that meet or exceed the plans’ actuarially assumed long-term rate of return.

The expected future benefit payments are as follows for fiscal years ended January 31:

Expected Future Benefits Payments
		(in thousands)
	2008	$3,163
	2009	3,182
	2010	3,169
	2011	3,162
	2012	3,151
	Thereafter	15,252

23.	Related Party Transactions

The Company leases under certain lease arrangements approximately 66,000 square feet comprised of approximately 16,000 square feet for administrative offices and approximately 50,000 square feet for warehouse distribution. These facilities are in close proximity to the corporate office of the Company, and are owned by the Chairman of the Board of Directors and Chief Executive Officer (“Chairman”). Rent expense, including insurance and taxes, for these leases amounted to approximately $648,000 or $9.81 per square foot, $693,000 or $10.50 per square foot and $695,000 or $10.53 per square foot for the years ended January 31, 2008, 2007 and 2006, respectively. At inception of the leases, the Company’s Audit Committee reviewed the terms of the two ten year leases to ensure that they were reasonable and at, or below, market. This review included information from third party sources.

During the years ended January 31, 2008, 2007 and 2006, the Company was a party to aircraft charter agreements with third parties, who chartered the aircraft from an entity controlled by the Chairman and the President and Chief Operating Officer (the “President”). There is no minimum usage requirement, and the charter agreement can be terminated with 60 days notice. The Company paid, under these agreements, to these third parties $1.1 million, $743,000 and $688,000 for the years ended January 31, 2008, 2007 and 2006, respectively. On an annual basis, the Audit Committee reviews the terms of the current arrangement to ensure that it is at, or below, market. This review includes information from third party sources.

Additionally, the Company reimbursed a Taiwanese entity controlled by the Chairman for costs incurred in rendering services related to merchandising, sourcing, and quality control in the amount of approximately $81,000 for the year ended January 31, 2006. This arrangement was terminated during fiscal 2006.

The Company is a party to licensing agreements with Isaco International, Inc. (“Isaco”), pursuant to which Isaco was granted the exclusive license to use the Perry Ellis and John Henry brand names in the United States and Puerto Rico to market a line of men’s underwear, hosiery and loungewear. The principal shareholder of Isaco is the father-in-law of the Company’s President. Royalty income earned from the Isaco license agreements amounted to approximately $2.0 million, $2.1 million and $2.3 million for the years ended January 31, 2008, 2007 and 2006, respectively. The Company’s Governance or Audit Committee review renewals or extension of the licensing agreements, to ensure that they are consistent with the terms and conditions of other license agreements of the Company.

The Company is party to a licensing agreement with Tropi-Tracks LLC (“Tropi-Tracks”), pursuant to which Tropi-Tracks was granted an exclusive license to use the Jantzen brand name in the United States, Canada, and Mexico to market a line of men’s, women’s and junior’s casual and leisure footwear. Salomon Hanono, one of the Company’s directors and the son-in-law of the Chairman, is a member of Tropi-Tracks. Royalty income earned from the Tropi-Tracks license agreement amounted to $92,000, $71,000 and $90,000 for the years ended January 31, 2008, 2007 and 2006, respectively. The Company’s Governance or Audit Committee review renewals or extension of the licensing agreement, to ensure that it is consistent with the terms and conditions of other license agreements of the Company.

The Company is a party to licensing agreements with Superior International (“Superior”), pursuant to which Superior was granted the license to use the Perry Ellis, Cubavera and Mondo di Marco brand names in Latin America, Mexico and the Caribbean to market a line of women’s sportswear. The Company’s President is a partner in Superior. Royalty income earned from the Superior license agreements amounted to approximately $199,000 and $281,000 for the years ended January 31, 2007 and 2006, respectively. This agreement was terminated during 2006.

24.	Stock Options, Warrants And Restricted Shares

Stock Options – In 1993, the Company adopted the 1993 Stock Option Plan (the “1993 Plan”), which was amended in 1998 and 1999 to increase the number of shares reserved for issuance thereunder. As amended, the 1993 Plan authorized the Company to grant stock options (“Option” or “Options”) to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2002, prior to the termination of the 1993 Plan in 2003, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). The 2002 Plan was amended in 2003 to increase the number of shares reserved for issuance thereunder, among other changes. As amended, the 2002 Plan allowed the Company to grant Options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2005, the Company adopted the 2005 Long-Term Incentive Compensation Plan (the “2005 Plan”, and collectively with the 1993 Plan and the 2002 Plan, the “Stock Option Plans”). The 2005 Plan allows the Company to grant Options and other awards to purchase or receive up to an aggregate of 1,500,000 shares of the Company’s common stock, reduced by any awards outstanding under the 2002 Plan. All Stock Option Plans were designed to serve as an incentive for attracting and retaining qualified and competent employees, directors, consultants, and independent contractors of the Company.

The 2005 Plan provides for the granting of Incentive Stock Options and Non-Qualified Stock Options. An Incentive Stock Option is an option to purchase common stock, which meets the requirements as set forth under Section 422 of the Internal Revenue Code of 1986, as amended (“Section 422”). A Non-Qualified Stock Option is an option to purchase common stock, which meets the requirements of the 2005 Plan, but does not meet the definition of an “incentive stock option” under Section 422.

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

The following table lists information regarding shares under the 1993 Plan, 2002 Plan and 2005 Plan as of January 31, 2008:

	Shares Underlying Outstanding Options	Unvested Restricted Shares	Shares Available for Grant
1993 Stock Option Plan	1,454,796	—	—
2002 Stock Option Plan	263,909	—	—
2005 Stock Option Plan	149,361	43,183	1,458,710

	1,868,066	43,183	1,458,710

A summary of the stock option activity for options issued under the 1993 Plan, 2002 Plan and 2005 Plan is as follows for the years ended January 31:

		Option Price Per Share
	Number of Shares	Low	High	Weighted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding February 1, 2006	2,259,948				$9.58	5.76	$10,796
Vested or expected to vest	2,254,947				$9.55	5.74	$10,790
Options Exercisable	1,933,988				$8.94	5.31	$10,315

Granted	201,510	$12.55	$16.34	$14.36
Exercised	(216,955)	$3.46	$15.69	$9.53
Cancelled	(124,680)	$9.50	$18.26	$15.04

Outstanding January 31, 2006	2,119,823				$9.70	4.91	$8,932
Vested or expected to vest	2,114,823				$9.69	4.90	$8,929
Options Exercisable	1,928,255				$9.32	4.54	$8,759

Granted	125,161	$13.77	$27.17	$19.70
Exercised	(232,986)	$3.46	$16.67	$11.70
Cancelled	(54,450)	$9.50	$15.71	$14.53

Outstanding January 31, 2007	1,957,548				$9.88	4.41	$39,557
Vested or expected to vest	1,952,548				$9.86	4.39	$38,566
Options Exercisable	1,780,722				$9.12	3.94	$37,345

Granted	24,125	$16.00	$33.25	$28.16
Exercised	(75,168)	$5.83	$15.91	$9.63
Cancelled	(38,439)	$12.74	$20.14	$15.67

Outstanding January 31, 2008	1,868,066				$10.01	3.39	$14,656
Vested or expected to vest	1,868,066				$10.01	3.39	$14,656
Options Exercisable	1,746,319				$9.28	3.04	$14,505

The aggregate intrinsic value for stock options in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of $17.55, $30.09, and $13.54 at January 31, 2008, 2007 and 2006, respectively. This amount represents the total pre-tax intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date. The total intrinsic value of stock options exercised in fiscal 2008, 2007 and 2006 was approximately $1.6 million, $2.0 million and $1.2 million, respectively. The total fair value of stock options vested in fiscal 2008, 2007 and 2006 was approximately $0.5 million, $.9 million and $1.8 million, respectively.

Additional information regarding options outstanding and exercisable as of January 31, 2008, is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.00 – $ 7.00	610,499	1.33	$5.72	610,499	$5.72
$ 7.01 – $10.00	562,575	4.82	$9.47	562,575	$9.47
$10.01 – $13.00	333,147	0.66	$10.63	329,397	$10.61
$13.01 – $17.00	282,845	6.70	$15.48	230,473	$15.59
$17.01 – $34.00	79,000	8.80	$24.78	13,375	$22.76

	1,868,066			1,746,319

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

During fiscal 2008, the Company awarded seven employees an aggregate 17,220 shares of restricted stock, which generally vest over a five year period. The total fair value of the restricted shares amounted to approximately $472,000. During fiscal 2007, the Company awarded four employees an aggregate of 25,500 shares of restricted stock, which vest over a four year period. The total fair value of the restricted shares amounted to approximately $572,000. During fiscal 2006, the Company awarded four employees an aggregate of 24,750 shares of restricted stock, which vest over a four year period. The total fair value of the restricted shares amounted to approximately $358,000. These amounts are being amortized as compensation expense over the vesting period. The fair value of restricted stock grants is estimated on the date of grant and is generally equal to the closing stock price of the Company’s common stock on the date of grant.

As of January 31, 2008, the total unrecognized compensation cost related to unvested stock options outstanding under the Stock Option Plans is approximately $1.3 million. That cost is expected to be recognized over a weighted-average period of 2.5 years. As of January 31, 2008, the total unrecognized compensation cost related to unvested time-based restricted stock was approximately $777,000, which is expected to be recognized over a weighted-average period of 3.1 years.

The following table summarizes the restricted stock-based award activity during the three years ended January 31, 2008:

	Restricted Shares	Weighted Average Grant Price	Weighted Average Remaining Vesting Period
Unvested as of February 1, 2006	—
Granted	24,750
Vested	—
Forfeited	—

Unvested as of January 31, 2006	24,750	$14.45	2.50
Granted	25,500
Vested	(5,175)
Forfeited	(7,500)

Unvested as of January 31, 2007	37,575	$18.51	2.65
Granted	17,220
Vested	(8,762)
Forfeited	(2,850)

Unvested as of January 31, 2008	43,183	$22.31	3.13

25.	Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company’s principal segments are grouped between the generation of revenues from products and royalties. The Licensing segment derives its revenues from royalties associated from the use of its brand names, principally Perry Ellis, Jantzen, John Henry, Original Penguin, Gotcha, Farah, Savane, Pro Player Manhattan and Munsingwear. The Product segment derives its revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. See footnote 2 to the consolidated financial statements for disclosure of major customers.

The Company allocates certain corporate selling general and administrative expenses based primarily on the revenues generated by the segments.

	2008	2007	2006
	(in thousands)
Revenues:
Product	$838,465	$807,616	$827,504
Licensing	25,401	22,226	21,910

Total Revenues	$863,866	$829,842	$849,414

Operating Income
Product	$42,615	$44,668	$42,709
Licensing	19,868	14,637	15,012

Total Operating Income	$62,483	$59,305	$57,721

Interest Expense
Product	$8,745	$10,072	$10,883
Licensing	8,849	11,042	11,047

Total Interest Expense	$17,594	$21,114	$21,930

Depreciation and Amortization
Product	$12,748	$11,117	$9,031
Licensing	530	491	526

Total Depreciation and Amortization	$13,278	$11,608	$9,557

Identifiable Assets at January 31,
Product	$341,695	$344,900
Licensing	156,852	197,577
Corporate	87,718	50,729

Total Identifiable Assets	$586,265	$593,206

26.	Commitments and Contingencies

The Company has licensing agreements, as licensee, for the use of certain branded and designer labels. The license agreements expire on varying dates through March 2013. Total royalty payments under these license agreements amounted to approximately $9.0 million, $6.6 million and $6.3 million for the years ended January 31, 2008, 2007 and 2006, respectively, and were classified as cost of sales. Under certain licensing agreements, the Company has to pay certain guaranteed minimum payments. Future minimum payments under these contracts amount to $21.0 million.

The Company leases two warehouse facilities, one of which includes office space, in Miami, Florida totaling approximately 66,000 square feet from its Chairman, to handle the overflow of bulk shipments and the specialty and PING operations. The leases expire in July 2014. The aggregate annual base payment for these leases is approximately $527,000.

The Company leases several locations for offices, showrooms and retail stores throughout the United States. Lease terms generally range from approximately 3 to 10 years, including anticipated renewal options. The leases generally provide for minimum annual rental payments and are subject to escalations based upon increases in the consumer price index, contractual base rent increases, real estate taxes and other costs. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying retail stores. Certain leases also provide for rent deferral during the initial term of such lease, landlord contributions, and/or scheduled minimum rent increases during the terms of the leases. For financial reporting purposes, rent expense associated with operating leases is recorded on a straight-line basis over the life of the lease. These leases expire through 2016. Minimum aggregate annual commitments for the Company’s non-cancelable unrelated operating lease commitments are as follows:

Year Ending January 31,

Amount
(in thousands)
2009	$11,275
2010	10,807
2011	9,831
2012	8,659
2013	7,888
Thereafter	10,043

Total	$58,503

These amounts include one lease that was assumed into in connection with the acquisition described in footnote 28 to the consolidated financial statements.

Rent expense for these operating leases, including the related party rent payments discussed in footnote 23 to the consolidated financial statements amounted to $10.8 million, $9.5 million, and $7.7 million for the years ended January 31, 2008, 2007 and 2006, respectively.

The Company renewed its employment agreement with the Chairman of the Board of Directors and Chief Executive Officer during fiscal 2006. The agreement expires in February 2010. The base salary, which is subject to annual increases, is $0.9 million per year through the remainder of the agreement. During February 2008, the employment agreement was amended, to extend the expiration date to January 2013, increase the base salary to at least $1.0 million and grant up to 375,000 performance based restricted shares, which are subject to certain conditions in the employment agreement.

The Company renewed its employment agreement with the President and Chief Operating Officer during fiscal 2006. The agreement expires in February 2010. The base salary, which is subject to annual increases, is $0.8 million for the first year and $0.9 million per year through the remainder of the agreement. During February 2008, the employment agreement was amended, to extend the expiration date to January 2013, increase the base salary to at least $1.0 million and grant up to 375,000 performance based restricted shares, which are subject to certain conditions in the employment agreement.

In January 2007, Victory International (USA) LLC (“Victory”) filed a lawsuit against the Company and other named defendants in the United States District Court for the District of New Jersey, alleging fraud, interference with contract and other violations, in connection with the Company’s rejection of consent to the request by Parlux Fragrances, Inc. (“Parlux”) to assign the Perry Ellis fragrance license to Victory. In January 2008, Defendants’ Motion to Transfer Venue was granted and the case was transferred to the United States District Court for the Southern District of Florida. In March 2008, Victory filed a Second Amended Complaint which names additional defendants, and includes allegations of conspiracy, price fixing and tortuous interference by the Defendants. The Complaint does not include a specific damage amount; however, Plaintiffs seek lost profits and lost revenue from the Company’s refusal to consent to the assignment of the Perry Ellis fragrance license. The Company believes it has defenses to all claims raised in this lawsuit and is vigorously defending the lawsuit. In addition, the Company believes that this claim is without merit and that under the terms of its purchase agreement with Parlux it has indemnification rights.

Accordingly, pursuant to the Agreement dated December 6, 2006, between Parlux and the Company for the purchase of the fragrance assets and termination of the Perry Ellis fragrance license, the Company has notified Parlux that it is seeking indemnification and reimbursement for all costs and expenses relating to the Victory lawsuit. In February 2007, Parlux filed a complaint in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida against the Company seeking declaratory relief that Parlux does not have an obligation to indemnify the Company for the costs and expenses relating to the Victory litigation, and the Company filed its answer. In June 2007, the Company and Parlux executed a standstill agreement with respect to this litigation pending the resolution of Defendants’ outstanding Motions to Dismiss the Victory Complaint. The Company believes that Parlux’s declaratory judgment action is without merit and that the Company has full indemnification rights with respect to the Victory litigation.

The Company is also a party to other pending legal proceedings arising in the normal course of business, including claims arising from the use of trademarks. The Company does not believe that the resolution of any pending claims will have a material adverse effect on its business, financial condition or results of operations.

27.	Summarized Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Dollars in thousands)
FISCAL YEAR ENDED JANUARY 31, 2008

Net Sales	$222,619	$188,890	$220,881	$206,075	$838,465
Royalty Income	6,151	6,405	6,582	6,263	25,401

Total Revenues	228,770	195,295	227,463	212,338	863,866
Gross Profit	77,790	61,721	76,922	75,201	291,634
Net Income	9,512	267	8,534	9,860	28,173
Net Income per share:
Basic	$0.65	$0.02	$0.58	$0.67	$1.92
Diluted	$0.60	$0.02	$0.55	$0.65	$1.80

FISCAL YEAR ENDED JANUARY 31, 2007

Net Sales	$208,254	$165,699	$207,794	$225,869	$807,616
Royalty Income	5,744	5,323	5,445	5,714	22,226

Total Revenues	213,998	171,022	213,239	231,583	829,842
Gross Profit	70,449	53,846	72,458	79,043	275,796
Net Income (Loss)	5,914	(2,457)	8,241	10,711	22,409
Net Income (Loss) per share:
Basic	$0.41	($0.17)	$0.57	$0.73	$1.55
Diluted	$0.39	($0.17)	$0.53	$0.68	$1.45

FISCAL YEAR ENDED JANUARY 31, 2006

Net Sales	$220,394	$184,298	$214,665	$208,147	$827,504
Royalty Income	5,206	5,686	5,290	5,728	21,910

Total Revenues	225,600	189,984	219,955	213,875	849,414
Gross Profit	72,927	53,838	70,360	65,389	262,514
Net Income (Loss)	8,891	(2,404)	8,093	8,102	22,682
Net Income(Loss) per share:
Basic	$0.63	($0.17)	$0.57	$0.56	$1.59
Diluted	$0.59	($0.17)	$0.53	$0.54	$1.51

28.	Subsequent Event

In February 2008, the Company completed the acquisition of the C&C California and Laundry by Shelli Segal brands from Liz Claiborne, Inc. The acquisition was financed through existing cash and borrowings under the Company’s existing credit facility. The transaction is valued at $33.1 million, including approximately $10.1 million in inventory, subject to price adjustments.

29. Consolidating Condensed Financial Statements

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of January 31, 2008 and January 31, 2007, and for each of the three years in the period ended January 31, 2008. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

The consolidating condensed balance sheet for the fiscal year ended January 31, 2007 has been restated to correct the presentation of stockholders’ equity of subsidiaries, and intercompany payables and receivables. The consolidating condensed statements of cash flows for the fiscal years ended January 31, 2007 and January 31, 2006 have been restated to correct the presentation of transactions that are settled, on a net basis, through the Company’s intercompany payables and receivables.

The Company had previously presented certain intercompany payables between Perry Ellis International, Inc. (Parent) and its Guarantor and Non-Guarantor subsidiaries as assets and certain intercompany receivables between the Parent and its Guarantor and Non-Guarantor subsidiaries as liabilities, and had misclassified the stockholders’ equity of a guarantor subsidiary with the intercompany accounts in the consolidating condensed balance sheet. Additionally, the Company had previously presented intercompany payables and receivables transactions between the Parent and its Guarantor and Non-Guarantor subsidiaries as operating activities. These transactions should have been presented in financing activities. As these changes in the classification are eliminated in consolidation, there is no impact on the consolidated balance sheet as of December 31, 2007 or statements of cash flows for the fiscal years ended December 31, 2007 and December 31, 2006.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF JANUARY 31, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations/ Reclassifications	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$8,105	$8,727	$(3,472)	$13,360
Accounts receivable, net	817	122,607	14,662	—	138,086
Intercompany receivable - Guarantors	84,607	—	—	(84,607)	—
Intercompany receivable - Non Guarantors	—	8,094	—	(8,094)	—
Inventories, net	—	126,357	10,074	—	136,431
Investments	1,181	—	—	—	1,181
Other current assets	11,871	14,739	631	(9,139)	18,102

Total current assets	98,476	279,902	34,094	(105,312)	307,160
Property and equipment, net	17,600	57,533	3,821	—	78,954
Intangible assets, net	—	142,592	50,064	—	192,656
Investment in subsidiaries	273,249	—	—	(273,249)	—
Other	4,812	2,625	58	—	7,495

TOTAL	$394,137	$482,652	$88,037	$(378,561)	$586,265

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$21,275	$74,060	$10,473	$(16,518)	$89,290
Intercompany payable	—	69,440	18,521	(87,961)	—

Total current liabilities	21,275	143,500	28,994	(104,479)	89,290

Notes payable and senior credit facility	99,244	50,000	—	—	149,244
Other long term liabilities	91	54,060	12,853	3,907	70,911

Total long-term liabilities	99,335	104,060	12,853	3,907	220,155

Total liabilities	120,610	247,560	41,847	(100,572)	309,445

Minority interest	—	—	3,293	—	3,293

Stockholders’ equity	273,527	235,092	42,897	(277,989)	273,527

TOTAL	$394,137	$482,652	$88,037	$(378,561)	$586,265

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF JANUARY 31, 2007

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations/ Reclassifications	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$2,648	$6,006	$(4,140)	$4,514
Accounts receivable, net	952	143,107	13,361	—	157,420
Intercompany receivable - Guarantors	152,622	353,046	719	(506,387)	—
Intercompany receivable - Non Guarantors	—	14,337	—	(14,337)	—
Inventories, net	—	130,934	8,756	—	139,690
Investments	2,581	—	—	—	2,581
Other current assets	3,916	6,840	1,020	(1,385)	10,391

Total current assets	160,071	650,912	29,862	(526,249)	314,596

Property and equipment, net	17,723	50,454	3,812	—	71,989
Intangible assets, net	—	147,372	45,284	—	192,656
Investment in subsidiaries	245,191	10,684	—	(255,875)	—
Other	4,961	12,857	58	(3,911)	13,965

TOTAL	$427,946	$872,279	$79,016	$(786,035)	$593,206

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$20,636	$65,237	$8,478	$(9,437)	$84,914
Intercompany payable	—	488,831	30,198	(519,029)	—

Total current liabilities	20,636	554,068	38,676	(528,466)	84,914

Notes payable and senior credit facility	160,426	50,000	—	—	210,426
Other long term liabilities	250	47,462	1,158	—	48,870

Total long-term liabilities	160,676	97,462	1,158	—	259,296

Total liabilities	181,312	651,530	39,834	(528,466)	344,210

Minority interest	—	—	2,362	—	2,362

Stockholders’ equity	246,634	220,749	36,820	(257,569)	246,634

TOTAL	$427,946	$872,279	$79,016	$(786,035)	$593,206

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 31, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$795,067	$68,799	$—	$863,866
Gross profit	—	253,808	37,826	—	291,634
Operating income	—	46,356	16,127	—	62,483
Interest, minority interest and income taxes	(115)	32,205	2,220	—	34,310
Equity in earnings of subsidiaries, net	28,058	—	—	(28,058)	—
Net income	28,173	14,151	13,907	(28,058)	28,173

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

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

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations/ Reclassifications	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(2,153)	$76,385	$17,473	$(413)	$91,292
CASH FLOWS FROM INVESTING
Purchase of property and equipment	—	(18,382)	(695)	122	(18,955)
Purchase of marketable securities	(672)	—	—	—	(672)
Proceeds on sale of marketable securities	320	—	—	—	320

Net cash used in investing activities	(352)	(18,382)	(695)	122	(19,307)

CASH FLOWS FROM FINANCING
Payments on senior credit facility	(335,886)	—	—	—	(335,886)
Borrowings from senior credit facility	274,539	—	—	—	274,539
Payments on real estate mortgage	—	(416)	(91)	—	(507)
Payments on capital leases	(200)	—	—	—	(200)
Proceeds from exercise of stock options	725	—	—	—	725
Tax benefit from exercise of stock options	506	—	—	—	506
Purchase of treasury stock	(4,088)	—	—	—	(4,088)
Intercompany transactions	65,137	(52,322)	(15,738)	2,923	—

Net cash provided by (used in) financing activities	733	(52,738)	(15,829)	2,923	(64,911)

Effect of exchange rate changes on cash and cash equivalents	1,772	192	1,772	(1,964)	1,772

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	5,457	2,721	668	8,846
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	2,648	6,006	(4,140)	4,514

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$8,105	$8,727	$(3,472)	$13,360

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2007

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations/ Reclassifications	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$11,768	$13,853	$10,116	$(4,141)	$31,596
CASH FLOWS FROM INVESTING
Purchase of property and equipment	(6,677)	(8,831)	(460)	—	(15,968)
Purchase of marketable securities	(2,571)	—	—	—	(2,571)
Purchase of fragrance assets, net	—	(50,115)	(9,345)	50	(59,410)
Sale of fragrance assets, net	75	62,925	—	—	63,000
Purchase of intangible and other assets	—	(1,806)	—	—	(1,806)

Net cash provided by (used in) investing activities	(9,173)	2,173	(9,805)	50	(16,755)

CASH FLOWS FROM FINANCING
Borrowings from senior credit facility	—	352,822	—	—	352,822
Payments on senior credit facility	(25,363)	(306,503)	—	—	(331,866)
Payments on termination of swap agreements	—	(616)	—	—	(616)
Payments on senior subordinated notes	—	(58,354)	—	—	(58,354)
Payments on real estate mortgage	—	(203)	(82)	—	(285)
Borrowings on real estate mortgage	—	14,783	—	—	14,783
Payments on capital leases	(202)	(12)	—	—	(214)
Proceeds from exercise of stock options	2,662	1	—	(1)	2,662
Tax benefit from exercise of stock options	708	—	—	—	708
Intercompany transactions	18,973	(18,864)	(682)	573	—

Net cash used in financing activities	(3,222)	(16,946)	(764)	572	(20,360)

Effect of exchange rate changes on cash and cash equivalents	621	—	621	(621)	621

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6)	(920)	168	(4,140)	(4,898)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6	3,568	5,838	—	9,412

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2,648	$6,006	$(4,140)	$4,514

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2006

(amounts in thousands)

	Parent Only	Guarantors	Non Guarantors	Eliminations/ Reclassifications	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$8,224	$73,857	$(1,535)	$—	$80,546
CASH FLOWS FROM INVESTING
Purchase of property and equipment	(12,726)	—	(1,734)	—	(14,460)
Purchase of intangible and other assets	—	(6,181)	(6,098)	—	(12,279)
Payment for acquired businesses, net of cash acquired	—	(74,352)	(5,553)	3	(79,902)

Net cash used in investing activities	(12,726)	(80,533)	(13,385)	3	(106,641)

CASH FLOWS FROM FINANCING
Borrowings from senior credit facility	86,710	183,309	—	—	270,019
Payments on senior credit facility	—	(240,399)	—	—	(240,399)
Payments on termination of swap agreements	(1,210)	—	—	—	(1,210)
Payments on real estate mortgage	—	(140)	(28)	—	(168)
Payments on capital leases	—	(395)	—	161	(234)
Proceeds from exercise of stock options	2,085	1	—	(1)	2,085
Tax benefit from exercise of stock options	427	—	—	—	427
Intercompany transactions	(83,093)	64,543	16,959	1,591	—

Net cash provided by financing activities	4,919	6,919	16,931	1,751	30,520

Effect of exchange rate changes on cash and cash equivalents	(411)	(260)	1,196	(936)	(411)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6	(17)	3,207	818	4,014
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	3,585	2,631	(818)	5,398

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6	$3,568	$5,838	$—	$9,412

Exhibit Index

Exhibit No	Description of Exhibit

10.42	Asset Purchase Agreement, dated January 07, 2008, by and among the Registrant and Liz Claiborne, Inc.

10.43	Employment Agreement dated February 08, 2008 between George Feldenkreis and the Registrant

10.44	Employment Agreement dated February 08, 2008 between Oscar Feldenkreis and the Registrant

10.45	Employment Agreement dated October 30, 2007 between Paul Rosengard and the Registrant

10.46	Amended Form of Stock Restricted Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002