Form 10-Q
period 2008-04-30
PERRY ELLIS INTERNATIONAL INC
filed 2008-06-04
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock is 15,700,394 (as of June 3, 2008).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of April 30, 2008 and January 31, 2008	1

Condensed Consolidated Statements of Income (Unaudited) for the three months ended April 30, 2008 and 2007	2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended April 30, 2008 and 2007	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	23

Item 4:

Controls and Procedures	23

PART II: OTHER INFORMATION	24

Item 6:

Exhibits	24

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	April 30, 2008	January 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$12,249	$13,360
Accounts receivable, net	172,411	138,086
Inventories	140,784	136,431
Deferred taxes	9,854	9,683
Other current assets	11,053	9,600

Total current assets	346,351	307,160

Property and equipment, net	75,155	78,954
Intangible assets, net	220,685	192,656
Other assets	7,145	7,495

TOTAL	$649,336	$586,265

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,732	$52,041
Accrued expenses and other liabilities	31,470	27,945
Senior credit facility	65,325	—
Accrued interest payable	2,120	5,200
Unearned revenues	4,699	4,104

Total current liabilities	142,346	89,290

Senior subordinated notes payable, net	149,285	149,244
Real estate mortgages	25,047	26,066
Deferred pension obligation	12,905	12,905
Unearned revenues and other liabilities	31,238	31,940

Total long-term liabilities	218,475	220,155

Total liabilities	360,821	309,445

Minority Interest	3,022	3,293

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,688,779 shares issued and outstanding as of April 30, 2008 and 14,772,721 shares issued and outstanding as of January 31, 2008	157	147
Additional paid-in-capital	101,431	96,389
Retained earnings	188,668	179,561
Accumulated other comprehensive (loss) income	(486)	1,518

Total	289,770	277,615
Treasury stock at cost; 286,800 shares as of April 30, 2008 and 274,900 shares as of January 31, 2008	(4,277)	(4,088)

Total stockholders’ equity	285,493	273,527

TOTAL	$649,336	$586,265

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended April 30,
	2008	2007
Revenues:
Net sales	$237,762	$222,619
Royalty income	5,787	6,151

Total revenues	243,549	228,770
Cost of sales	158,982	150,980

Gross profit	84,567	77,790

Operating expenses
Selling, general and administrative expenses	62,268	54,593
Depreciation and amortization	3,666	2,928

Total operating expenses	65,934	57,521

Operating income	18,633	20,269
Interest expense	4,491	5,248

Net income before minority interest and income taxes	14,142	15,021
Minority interest	327	147
Income tax provision	4,708	5,362

Net income	$9,107	$9,512

Net income per share
Basic	$0.63	$0.65

Diluted	$0.60	$0.60

Weighted average number of shares outstanding
Basic	14,484	14,660
Diluted	15,161	15,973

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended April 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,107	$9,512
Adjustments to reconcile net income to net cash (used in) provide by operating activities:
Depreciation and amortization	3,569	2,796
Provision for bad debts	69	198
Tax benefit from exercise of stock options	(1,236)	(109)
Amortization of debt issue costs	185	213
Amortization of discounts	47	50
Deferred income taxes	(39)	2,766
Stock option and unvested restricted shares issued as compensation	487	290
Minority interest	327	147
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	(34,394)	(10,022)
Inventories, net	3,817	(11,980)
Other current assets	1,488	533
Other assets	165	144
Accounts payable, accrued expenses and other liabilities	(11,495)	(7,772)
Accrued interest payable	(3,080)	(3,508)
Unearned revenues and other current liabilities	(85)	18,664

Net cash (used in) provided by operating activities	(31,068)	1,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,038)	(2,821)
Payment for assets acquired	(33,962)	—

Net cash used in investing activities	(36,000)	(2,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	128,327	95,725
Payments on senior credit facility	(63,002)	(88,744)
Payments on real estate mortgages	(1,105)	(123)
Purchase of treasury stock	(189)	—
Payments on capital leases	(63)	(42)
Payment of loan to minority interest partner	(598)	—
Tax benefit from exercise of stock options	1,236	109
Proceeds from exercise of stock options	3,329	442

Net cash provided by financing activities	67,935	7,367

Effect of exchange rate changes on cash and cash equivalents	(1,978)	468

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,111)	6,936
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,360	4,514

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,249	$11,450

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,524	$8,706

Income taxes	$3,224	$657

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$361	$324

Unrealized loss on marketable securities	$26	$93

Capital lease financing	$176	$—

See Notes to Unaudited Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of the Securities and Exchange Commission on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP for annual financial statements. These condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008.

The information presented reflects all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the interim periods. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	FAIR VALUE MEASUREMENTS

Effective February 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” for financial assets and liabilities and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115”. SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period.

A description of the Company’s policies regarding fair value measurement is summarized below.

Fair Value Hierarchy—SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Determination of Fair Value—The Company generally uses quoted market prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to determine fair value, and classifies such items in Level 1. Fair values determined by Level 2 inputs utilize inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted market prices in active markets for similar assets or liabilities, and inputs other than quoted market prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters, such as interest rates, currency rates, etc. Assets or liabilities valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

The following describes the valuation methodologies used by the Company to measure fair value, including an indication of the level in the fair value hierarchy in which each asset or liability is generally classified.

Marketable Securities—The Company uses quoted market prices in active markets to determine the fair value of marketable securities, which are classified in Level 1 of the fair value hierarchy.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of the recognition and disclosure provisions of SFAS No. 158 did not have a material impact on the results of operations or the financial position of the Company. SFAS 158 also requires a business entity to measure plan assets and benefit obligations as of the date of its year-end statement of financial position effective for fiscal years ending after December 15, 2008. In accordance with the provisions of SFAS No. 158, the Company will measure its plan assets and benefit obligations as of its January 31, 2009 fiscal year end.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for fiscal years beginning after December 15, 2008. The Company has not completed its assessment of the impact, if any, this new pronouncement will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross- referencing within footnotes to enable financial statement users to locate important information about derivative instruments. This statement is effective for interim periods beginning after December 15, 2008. The Company has not completed its assessment of the impact, if any, this new pronouncement will have on its financial statements.

4.	C&C California and Laundry by Shelli Segal Brands Acquisition

On February 4, 2008, the Company completed the acquisition of the C&C California and Laundry by Shelli Segal brands from Liz Claiborne, Inc. The acquisition was financed through existing cash and borrowings under the Company’s existing senior credit facility. The results of operations of the acquired brands have been included in the Company’s operations beginning as of the date of the acquisition.

Both brands are ideally positioned to address the fastest growing segment within women’s apparel: contemporary. Both brands sell in luxury retail stores and high-end specialty boutiques. Together they expand the Company’s women’s contemporary business platform.

The aggregate purchase price was approximately $34.3, which represents the sum of (i) $33.1 million paid in cash, and (ii) acquisition costs of $1.2 million, of which $348,000 remains unpaid as of April 30, 2008.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed after the preliminary valuation. Purchase accounting adjustments include preliminary fair value adjustments and the preliminary allocation of purchase price based on fair value as required under SFAS No. 141, “Business Combinations:”

(in thousands)
Total purchase price
Cash consideration paid	$33,106

Total purchase price	33,106
Total direct merger costs	1,204

Total adjusted purchase price	$34,310

The total allocation of the purchase price is as follows:

Inventory	$8,170
Equipment	177
Intangible assets	28,029
Assumed liabilities	(2,066)

Fair value of net assets acquired	$34,310

Intangible assets consist of non amortizing trademark intangibles.

Proforma financial information is not presented because it is deemed immaterial to the Company’s consolidated operations.

5.	INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, freight, insurance and commissions to buying agents.

Inventories consisted of the following as of:

	April 30, 2008	January 31, 2008
	(in thousands)
Finished goods	$138,396	$134,888
Raw materials and in process	2,388	1,543

Total	$140,784	$136,431

6.	MARKETABLE SECURITIES

Marketable securities consist of equity investments which are classified as available for sale. These investments are stated at fair value. Fair value is determined using quoted market prices in active markets for identical securities (Level 1 of the fair value hierarchy under SFAS No. 157.) The following is a summary of the investments’ cost, unrealized gains (losses) and estimated fair value:

	April 30, 2008	January 31, 2008
	(in thousands)
Equity investments:
Cost	$2,935	$2,935
Gross unrealized gains	—	—
Gross unrealized losses	(1,795)	(1,754)

Estimated fair value	$1,140	$1,181

The unrealized net loss, net of taxes, of $1.1 million is included in accumulated other comprehensive income at April 30, 2008 and January 31, 2008, respectively.

The Company has assessed its investment in equity securities available for sale and concluded no events have occurred and no facts have been discovered with respect to such investments that would indicate an other than temporary impairment of the investments’ value.

7.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 30, 2008	January 31, 2008
	(in thousands)
Furniture, fixture and equipment	$74,006	$72,420
Buildings	19,348	22,336
Vehicles	836	795
Leasehold improvements	23,794	23,095
Land	9,163	9,435

	127,147	128,081
Less: accumulated depreciation and amortization	(51,992)	(49,127)

Total	$75,155	$78,954

For the three months ended April 30, 2008 and 2007, depreciation and amortization expense relating to property and equipment amounted to $3.6 million and $2.8 million, respectively.

8.	LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	April 30, 2008	January 31, 2008
	(in thousands)
Total letter of credit facilities	$154,443	$154,358
Outstanding letters of credit	(25,003)	(38,664)

Total credit available	$129,440	$115,694

9.	ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $6.5 million and $5.9 million for the three months ended April 30, 2008 and 2007, respectively, and are included in selling, general and administrative expenses.

10.	UNEARNED REVENUE

During the first quarter of fiscal 2008, the Company collected approximately $21 million in unearned royalty income and unearned advertising reimbursements on certain royalty licenses. These amounts will be recognized over the life of their respective licenses.

As of April 30, 2008 and January 31, 2008, the unearned royalty income short term portion of approximately $1.4 million is included in unearned revenues, respectively. As of April 30, 2008 and January 31, 2008, the unearned advertising reimbursements short term portion of $1.3 million are included in accrued expenses, respectively. The long term portion of approximately $15.0 million and $15.7 million is included in unearned revenues and other liabilities as of April 30, 2008 and January 31, 2008, respectively.

11.	NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average shares of outstanding common stock. The calculation of diluted net income per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net income per share includes the effects of the stock options and unvested restricted shares as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended April 30,
	2008	2007
	(in thousands, except per share data)
Numerator:
Net income	$9,107	$9,512

Denominator:
Basic income per share - weighted average shares	14,484	14,660
Dilutive effect: stock options and unvested restricted shares	677	1,313

Diluted income per share - weighted average shares	15,161	15,973

Basic income per share	$0.63	$0.65

Diluted income per share	$0.60	$0.60

Antidilutive effect: stock options (1)	121	87

(1)	Represents stock options to purchase shares of common stock and restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

12.	COMPREHENSIVE INCOME

For the three months ended April 30, 2008 and 2007, comprehensive income was comprised of the following:

	Three Months Ended April 30,
	2008	2007
	(in thousands)
Net income	$9,107	$9,512
Foreign currency	(1,978)	571
Unrealized loss on marketable securities	(26)	(196)

	$7,103	$9,887

Accumulated other comprehensive income at April 30, 2008 and January 31, 2008 was comprised of the following:

	April 30, 2008	January 31, 2008
	(in thousands)
Foreign currency	$636	$2,614
Unrealized loss on marketable securities	(1,122)	(1,096)

	$(486)	$1,518

13.	RESTRICTED SHARES

The Company renewed its employment agreement with the Chairman of the Board of Directors and Chief Executive Officer during fiscal 2006. Effective February 1, 2008, the employment agreement was amended, to extend the expiration date to January 2013, increase the base salary to at least $1.0 million and grant up to 375,000 performance based restricted shares, which are subject to certain conditions in the grant agreement. Such shares generally vest 100% on his 80th birthday, provided that he is still an employee of the Company on such date, and the Company has met certain performance criteria. In February 2008, 300,000 restricted shares were issued at an estimated value of $5.4 million. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted shares.

The Company renewed its employment agreement with the President and Chief Operating Officer during fiscal 2006. Effective February 1, 2008, the employment agreement was amended, to extend the expiration date to January 2013, increase the base salary to at least $1.0 million and grant up to 375,000 performance based restricted shares, which are subject to certain conditions in the grant agreement. Such shares generally vest 100% on his 60th birthday, provided that he is still an employee of the Company on such date, and the Company has met certain performance criteria. In February 2008, 300,000 restricted shares were issued at an estimated value of $5.4 million. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted shares.

14.	INCOME TAXES

Effective February 1, 2007, the Company adopted the provisions of Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”. The adoption of FIN 48 did not have a material effect on its consolidated financial position or results of operations.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2004 through 2008 are open tax years. Additionally, the Company’s U.S. federal income tax returns for 2000 though 2003 represent open tax years, but only to the extent of refund claims previously filed by the Company. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2003 through 2008, depending on each state’s particular statute of limitation. As of April 30, 2008, the Company is undergoing a U.S. federal income tax examination for the 2004 tax year. Additionally, various state, local, and foreign income tax returns are also under examination by taxing authorities.

The Company has a $3.9 million liability recorded for unrecognized tax benefits as of February 1, 2008, which includes interest and penalties of $0.6 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.5 million, which includes interest and penalties of $0.5 million. During the first quarter of fiscal 2009, the total amount of unrecognized tax benefits decreased by $35 thousand. The decrease to the total amount of the unrecognized tax benefit for the first quarter of fiscal 2009 is net of an increase in interest and penalties of $143 thousand.

It is reasonably possible that within the next twelve months the Company and the Internal Revenue Service will resolve some or all of the matters presently under U.S. federal income tax examination. Additionally, it is reasonably possible that within the next twelve months the Company may settle its voluntary disclosure process with the State of New Jersey. The Company does not currently anticipate that such resolutions will significantly increase or decrease tax expense within the next twelve months. Furthermore, the statute of limitations related to the Company’s 2005 U.S. federal tax year will expire within the next twelve months. The lapse in the statute of limitations would be expected to decrease tax expense within the next twelve months. The expiration of the statute of limitations related to the Company’s 2005 U.S. federal tax year could result in a tax benefit of up to approximately $1.1 million.

15.	SENIOR CREDIT FACILITY

The following description of the terms of the senior credit facility with Wachovia Bank, National Association, as amended, does not purport to be complete, and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $175 million; (ii) the inventory borrowing limit is $90 million; (iii) the sublimit for letters of credit is up to $60 million, (iv) the amount of letter of credit facilities permitted outside of the facility is $110 million, and (v) the outstanding balance is due at the maturity date of February 1, 2009. Currently the senior credit facility is classified as a short term liability due to the February 1, 2009 maturity date.

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

16.	SEGMENT INFORMATION

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company’s principal segments are grouped between the generation of revenues from products and royalties. The Licensing segment derives its revenues from royalties associated from the use of its brand names, principally Perry Ellis, Jantzen, John Henry, Original Penguin, Gotcha, Farah, Savane, Pro Player, Manhattan, Munsingwear and Laundry by Shelli Segal. The Product segment derives its revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States.

The Company allocates certain corporate selling general and administrative expenses based primarily on the revenues generated by the segments.

	Three Months Ended April 30,
	2008	2007
	(in thousands)
Revenues:
Product	$237,762	$222,619
Licensing	5,787	6,151

Total Revenues	$243,549	$228,770

Operating Income:
Product	$15,320	$16,211
Licensing	3,313	4,058

Total Operating Income	$18,633	$20,269

17.	BENEFIT PLANS

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the first quarter of fiscal 2008 and 2007:

	Three Months Ended April 30,
	2008	2007
	(in thousands)
Service cost	$63	$63
Interest cost	582	577
Expected return on plan assets	(705)	(729)
Amortization of net gain	(55)	(37)

Net periodic benefit cost	$(115)	$(126)

18.	CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of April 30, 2008 and January 31, 2008, and for the three months ended April 30, 2008 and 2007. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

The consolidating condensed statement of cash flows for the three months ended April 30, 2007 has been restated to correct the presentation of the Parent Only cash and cash equivalents balances and transactions that are settled, on a net basis, through the Company’s intercompany payables and receivables.

The Company had previously presented intercompany payables and receivables transactions between the Parent and its guarantor and non-guarantor subsidiaries as operating activities. These transactions should have been presented in financing activities. As these changes in the classification are eliminated in consolidation, there is no impact on the consolidated statement of cash flows for the three months ended April 30, 2007.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF APRIL 30, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations/ Reclassifications	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$6,916	$8,911	$(3,578)	$12,249
Accounts receivable, net	622	149,147	22,642	—	172,411
Intercompany receivable	80,700	—	—	(80,700)	—
Inventories	—	122,798	17,987	(1)	140,784
Other current assets	14,407	17,084	857	(11,441)	20,907

Total current assets	95,729	295,945	50,397	(95,720)	346,351

Property and equipment, net	16,683	54,428	4,044	—	75,155
Intangible assets, net	—	170,621	50,064	—	220,685
Investment in subsidiaries	282,167	—	—	(282,167)	—
Other assets	4,744	2,336	65	—	7,145

TOTAL	$399,323	$523,330	$104,570	$(377,887)	$649,336

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$14,379	$64,204	$17,364	$(18,926)	$77,021
Senior credit facility	—	65,325	—	—	65,325
Intercompany payable - Parent	—	50,648	27,483	(78,131)	—

Total current liabilities	14,379	180,177	44,847	(97,057)	142,346

Notes payable	99,285	50,000	—	—	149,285
Other long term liabilities	166	53,672	11,445	3,907	69,190

Total long-term liabilities	99,451	103,672	11,445	3,907	218,475

Total liabilities	113,830	283,849	56,292	(93,150)	360,821

Minority interest	—	—	3,022	—	3,022

Stockholders’ equity	285,493	239,481	45,256	(284,737)	285,493

TOTAL	$399,323	$523,330	$104,570	$(377,887)	$649,336

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 31, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations/ Reclassifications	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$8,105	$8,727	$(3,472)	$13,360
Accounts receivable, net	817	122,607	14,662	—	138,086
Intercompany receivable	84,607	8,094	—	(92,701)	—
Inventories, net	—	126,357	10,074	—	136,431
Investments	1,181	—	—	—	1,181
Other current assets	11,871	14,739	631	(9,139)	18,102

Total current assets	98,476	279,902	34,094	(105,312)	307,160

Property and equipment, net	17,600	57,533	3,821	—	78,954
Intangible assets, net	—	142,592	50,064	—	192,656
Investment in subsidiaries	273,249	—	—	(273,249)	—
Other	4,812	2,625	58	—	7,495

TOTAL	$394,137	$482,652	$88,037	$(378,561)	$586,265

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$21,275	$74,060	$10,473	$(16,518)	$89,290
Intercompany payable - Parent	—	69,440	18,521	(87,961)	—

Total current liabilities	21,275	143,500	28,994	(104,479)	89,290

Notes payable and senior credit facility	99,244	50,000	—	—	149,244
Other long term liabilities	91	54,060	12,853	3,907	70,911

Total long-term liabilities	99,335	104,060	12,853	3,907	220,155

Total liabilities	120,610	247,560	41,847	(100,572)	309,445

Minority interest	—	—	3,293	—	3,293

Stockholders’ equity	273,527	235,092	42,897	(277,989)	273,527

TOTAL	$394,137	$482,652	$88,037	$(378,561)	$586,265

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED APRIL 30, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$214,917	$28,632	$—	$243,549
Gross profit	—	68,557	16,010	—	84,567
Operating income	335	12,533	5,765	—	18,633
Interest, minority interest and income taxes	146	7,952	1,428	—	9,526
Equity in earnings of subsidiaries, net	8,918	—	—	(8,918)	—
Net income	9,107	4,581	4,337	(8,918)	9,107

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations/ Reclassifications	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(7,335)	$(24,657)	$1,029	$(105)	$(31,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,739)	(299)	—	(2,038)
Purchase of assets	—	(33,962)	—	—	(33,962)

NET CASH USED IN INVESTING ACTIVITIES	—	(35,701)	(299)	—	(36,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior credit facility	—	128,327	—	—	128,327
Payments on senior credit facility	—	(63,002)	—	—	(63,002)
Payments on real estate mortgage	—	(106)	(999)	—	(1,105)
Purchase of treasury stock	(189)	—	—	—	(189)
Payments on capital leases	(63)	—	—	—	(63)
Payment of loan to minority interest partner	—	—	(598)	—	(598)
Tax benefit from exercise of stock options	1,236	—	—	—	1,236
Intercompany transactions	5,000	(5,858)	3,029	(2,171)	—
Proceeds from exercise of stock options	3,329	—	—	—	3,329

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,313	59,361	1,432	(2,171)	67,935
Effect of exchange rate changes on cash and cash equivalents	(1,978)	(192)	(1,978)	2,170	(1,978)

Net (increase) decrease in cash and cash equivalents	—	(1,189)	184	(106)	(1,111)
Cash and cash equivalents at beginning of period	—	8,105	8,727	(3,472)	13,360

Cash and cash equivalents at end of period	$—	$6,916	$8,911	$(3,578)	$12,249

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2007

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations/ Reclassifications	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(7,952)	$(8,883)	$16,819	$1,938	$1,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3,000)	(236)	415	(2,821)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(3,000)	(236)	415	(2,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior credit facility	82,959	88,744	—	(75,978)	95,725
Payments on senior credit facility	—	(88,744)	—	—	(88,744)
Payments on real estate mortgage	—	(103)	(20)	—	(123)
Payments on capital leases	(42)	—	—	—	(42)
Tax benefit from exercise of stock options	109	—	—	—	109
Intercompany transactions	(75,984)	17,483	(17,633)	76,134	—
Proceeds from exercise of stock options	442	—	—	—	442

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,484	17,380	(17,653)	156	7,367
Effect of exchange rate changes on cash and cash equivalents	468	—	571	(571)	468

Net (increase) decrease in cash and cash equivalents	—	5,497	(499)	1,938	6,936
Cash and cash equivalents at beginning of period	—	2,648	6,006	(4,140)	4,514

Cash and cash equivalents at end of period	$—	$8,145	$5,507	$(2,202)	$11,450

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended January 31, 2008.

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2008 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets including our trademarks, the recoverability of deferred tax assets, the measurement of retirement related benefits and stock-based compensation. We believe that there have been no significant changes to our critical accounting policies during the three months ended April 30, 2008, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2008.

Results of Operations

The following is a discussion of the results of operations for the three months period in the first quarter of the fiscal year ending January 31, 2009 (“fiscal 2009”) compared with the three months period in the first quarter of the fiscal year ended January 31, 2008 (“fiscal 2008”).

Results of Operations - three months ended April 30, 2008 compared to the three months ended April 30, 2007

Net sales. Net sales for the three months ended April 30, 2008 were $237.8 million, an increase of $15.2 million, or 6.8%, from $222.6 million for the three months ended April 30, 2007. This increase was primarily driven by organic growth of several of our platforms—golf lifestyle, Perry Ellis collection, swim, direct retail and our Hispanic brands. Additionally net sales increased by approximately $9.1 million due to the acquisition of the C&C California and Laundry by Shelli Segal brands during the first quarter of fiscal 2009. The increase was offset by a planned reduction of $12.0 million in our bottoms private label and replenishment business.

Royalty income. Royalty income for the three months ended April 30, 2008 was $5.8 million, a decrease of $0.4 million, or 6.5%, from $6.2 million for the three months ended April 30, 2007. The decrease was due primarily to the reacquisition of our Gotcha license in Europe, offset by the benefit of new licenses added during the last half of fiscal 2008.

Gross profit. Gross profit was $84.6 million for the three months ended April 30, 2008, an increase of $6.8 million, or 8.7%, from $77.8 million for the three months ended April 30, 2007.

As a percentage of total revenue, gross profit margins were 34.7% for the three months ended April 30, 2008, as compared to 34.0% for the three months ended April 30, 2007, an increase of 72 basis points. The improvement in the gross profit percentage was positively impacted by the reduction of the bottom’s private label replenishment programs, improved wholesale margins on our branded businesses, and the addition of the C&C California and Laundry by Shelli Segal brands, despite our decrease in royalty income.

Wholesale gross profit margins (which exclude the impact of royalty income) increased to 33.1% for the three months ended April 30, 2008 from 32.2% for the three months ended April 30, 2007. The increase of 95 basis points is attributed to the reduction of the lower margin bottom’s private label business, the improved margin in our branded business and the addition of the C&C California and Laundry by Shelli Segal brands.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended April 30, 2008 were $62.3 million, an increase of $7.7 million, or 14.1%, from $54.6 million for the three months ended April 30, 2007. The increase in selling, general and administrative expenses, on a dollar basis, is attributed to additional costs incurred related to our continued investment into the boys, action sports, and retail businesses, as well as certain costs associated with the expansion of the women’s contemporary business and the closure of our Winnsboro warehouse. As a percentage of total revenues, selling, general and administrative expenses were 25.6% for the three months ended April 30, 2008, as compared to 23.9% for the three months ended April 30, 2007. As a percentage of total revenue during the first quarter of fiscal 2009, this increase was in line with our anticipated results and primarily due to the factors explained above.

Depreciation and amortization. Depreciation and amortization for the three months ended April 30, 2008 was $3.7 million, an increase of $0.8 million, or 27.6%, from $2.9 million for the three months ended April 30, 2007. The increase is primarily due to the increase in property and equipment, primarily from our Oracle retail system and our continued expansion in retail stores.

Interest expense. Interest expense for the three months ended April 30, 2008, was $4.5 million, a decrease of $0.7 million, or 13.5%, from $5.2 million for the three months ended April 30, 2007. The overall decrease in interest expense is primarily attributable to the reduction of the average balance and average rate in our senior credit facility. We began the first fiscal quarter of 2009 with no borrowings on the senior credit facility and ended the quarter with $65.3 million as of April 30, 2008 as compared to $68.3 million as of April 30, 2007.

Income taxes. The income tax provision for the three months ended April 30, 2008, was $4.7 million, a $0.7 million decrease as compared to $5.4 million for the three months ended April 30, 2007. For the three months ended April 30, 2008, our effective tax rate was 33.3% as compared to 35.7% for the three months ended April 30, 2007. The decrease in the tax rate is attributed to the total amount of unrecognized tax benefits decreasing during the first quarter of fiscal 2009 and the slight adjustment of our Federal net operating losses and the associated deferred tax asset during the first quarter of fiscal 2008.

Net income. The net income for the three months ended April 30, 2008 was $9.1 million, a decrease of $0.4 million, or 4.2%, as compared to $9.5 million for the three months ended April 30, 2007. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations, acquisitions and capital expenditures. We believe that as a result of the growth in our business, our working capital requirements will increase during the last half of the fiscal year, as a result of planned increases in sales. As of April 30, 2008, our total working capital was $204.0 million as compared to $217.9 million as of January 31, 2008. The decrease in working capital is primarily a result of the borrowings under our senior credit facility, offset by the increase in accounts receivable. Our senior credit facility is currently classified as a short term liability due to its maturity date. We are currently reviewing our alternatives for refinancing our senior credit facility. We believe that our cash flows from operations and available borrowings under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets which have a net book value of $28.5 million at April 30, 2008, have a higher market value. These real estate assets provide us with additional capital resources. Additional borrowings against these real estate assets, however would be subject to certain loan to value criteria established by lending institutions. Currently we have mortgage loans on these properties totaling $25.5 million.

Net cash used in operating activities was $31.1 million for the three months ended April 30, 2008, as compared to cash provided by operating activities of $1.9 million for the three months ended April 30, 2007. The cash used in operating activities for the three months ended April 30, 2008 is primarily attributable to an increase in accounts receivable of $34.4 million, a decrease in accounts payable of $11.5 million; offset by a decrease in inventory of $3.8 million due to tighter controls in inventory planning and an anticipated reduction in certain replenishment programs. The cash provided by operating activities in the first quarter of 2008 is primarily attributable to an increase in accounts receivable and inventories, a reduction of our accounts payable, accrued expenses and accrued interest payable, offset by the increase of $18.7 million in unearned revenues.

Net cash used in investing activities was $36.0 million for the three months ended April 30, 2008, as compared to cash used in investing activities of $2.8 million for the three months ended April 30, 2007. The net cash used during the first three months of fiscal 2009 primarily reflects the purchase of property and equipment in the amount of $2.0 million and the acquisition of the C&C California and Laundry by Shelli Segal brands and inventory for $34.0 million, as compared to net cash used in the amount of $2.8 million during the same period in fiscal 2007 for the purchase of property and equipment. We anticipate capital expenditures during fiscal 2009 of $13 million in technology and systems, retail stores, and other expenditures.

Net cash provided by financing activities for the three months ended April 30, 2008, was $67.9 million, as compared to net cash provided by financing activities for the three months ended April 30, 2007 of $7.4 million. The net cash provided during the first three months of fiscal 2009 primarily reflects the net borrowings on our senior credit facility of $65.3 million and the proceeds received from the exercise of stock options of $3.3 million. The net cash used in financing activities for the three months ended April 30, 2008 primarily reflects the payments of $1.1 million on our mortgages, purchase of treasury stock of $0.2 million and a payment of loan to minority interest partner of $0.6 million. Net cash provided by financing activities in the first quarter of fiscal 2008 was $7.4 million, which primarily reflects the net proceeds from our senior credit facility of $7.0 million. The Board of Directors has approved a stock repurchase program, which authorizes us to continue to repurchase up to $20 million of our common stock for cash over the next six months. Although the Board of Directors allocated a maximum of $20 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis. Purchases under this plan have amounted to $4.2 million through April 30, 2008.

Acquisitions

On February 4, 2008, we completed the acquisition of the C&C California and Laundry by Shelli Segal brands from Liz Claiborne Inc. The acquisition was financed through existing cash and borrowings under our existing credit facility. The transaction was valued at $34.3 million.

Senior Credit Facility

The following is a description of the terms of the senior credit facility with Wachovia Bank, National Association, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $175 million; (ii) the inventory borrowing limit is $90 million; (iii) the sublimit for letters of credit is up to $60 million; (iv) the amount of letter of credit facilities available outside of the facility is $110 million and (v) the outstanding balance is due at the maturity date of February 1, 2009. Currently the senior credit facility is classified as a short term liability due to the February 1, 2009 maturity date.

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

Letter of Credit Facilities

As of April 30, 2008, we maintained five U.S. dollar letter of credit facilities totaling $150 million, one letter of credit facility totaling $3.8 million utilized by our Canadian joint venture, and one letter of credit facility totaling $0.7 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. As of April 30, 2008, there was $129.4 million available under existing letter of credit facilities.

$150 Million Senior Subordinated Notes Payable

In fiscal 2004, we issued $150 million 8 7/8% senior subordinated notes, due September 15, 2013. The proceeds of this offering were used to redeem its then outstanding 12 1/4% senior subordinated notes and to pay down the outstanding balance of the senior credit facility at that time. The proceeds to us were $146.8 million yielding an effective interest rate of 9.1%.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three months ended April 30, 2008.

Item 3:	Quantitative and Qualitative Disclosures about Market Risks

The market risk inherent in our financial statements represents the potential changes in the fair value, earnings or cash flows arising from changes in interest rates. We manage this exposure through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Our policy allows the use of derivative financial instruments for identifiable market risk exposure, including interest rate. Currently we have no derivative financial contracts.

Other

Our current exposure to foreign exchange risk is not significant and accordingly, we have not entered into any transactions to hedge against those risks.

Item 4:	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that both our disclosure controls and procedures and our internal controls and procedures were effective as of April 30, 2008 in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls were effective as of April 30, 2008 to provide reasonable assurance that our financial statements were fairly presented in conformity with generally accepted accounting principles.

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Perry Ellis International, Inc.

June 4, 2008	By:	/S/ THOMAS D’AMBROSIO
Thomas D’Ambrosio, Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.