Form 10-Q
period 2008-07-31
PERRY ELLIS INTERNATIONAL INC
filed 2008-09-05
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2008

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

The number of shares outstanding of the registrant’s common stock is 15,755,396 (as of September 4, 2008).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of July 31, 2008 and January 31, 2008	1

Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended July 31, 2008 and 2007	2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended July 31, 2008 and 2007	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3:

Quantitative and Qualitative Disclosures About Market Risks	25

Item 4:

Controls and Procedures	25

PART II: OTHER INFORMATION	26

Item 1:

Legal Proceedings	26

Item 4:

Submission of Matters to a Vote of Security Holders	26

Item 6:

Exhibits	27

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	July 31, 2008	January 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$14,228	$13,360
Accounts receivable, net	114,539	138,086
Inventories	133,133	136,431
Deferred taxes	9,588	9,683
Prepaid income taxes	9,595	—
Other current assets	13,106	9,600

Total current assets	294,189	307,160
Property and equipment, net	74,254	78,954
Intangible assets	221,961	192,656
Other assets	6,475	7,495

TOTAL	$596,879	$586,265

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$36,456	$52,041
Accrued expenses and other liabilities	25,184	27,945
Senior credit facility	22,298	—
Accrued interest payable	5,276	5,200
Unearned revenues	5,324	4,104

Total current liabilities	94,538	89,290

Senior subordinated notes payable, net	149,326	149,244
Real estate mortgages	24,912	26,066
Deferred pension obligation	12,905	12,905
Unearned revenues and other liabilities	30,296	31,940

Total long-term liabilities	217,439	220,155

Total liabilities	311,977	309,445

Minority Interest	3,022	3,293

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,716,129 shares issued and outstanding as of July 31, 2008 and 14,772,771 shares issued and outstanding as of January 31, 2008	157	147
Additional paid-in-capital	102,287	96,389
Retained earnings	183,289	179,561
Accumulated other comprehensive income	424	1,518

Total	286,157	277,615

Treasury stock at cost; 286,800 shares as of July 31, 2008 and 274,900 shares as of January 31, 2008	(4,277)	(4,088)

Total stockholders’ equity	281,880	273,527

TOTAL	$596,879	$586,265

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Revenues:
Net sales	$187,404	$188,890	$425,166	$411,509
Royalty income	6,295	6,405	12,082	12,556

Total revenues	193,699	195,295	437,248	424,065
Cost of sales	131,462	133,574	290,444	284,554

Gross profit	62,237	61,721	146,804	139,511

Operating expenses
Selling, general and administrative expenses	60,328	53,400	122,596	107,993
Depreciation and amortization	3,681	3,174	7,347	6,102

Total operating expenses	64,009	56,574	129,943	114,095

Operating (loss) income	(1,772)	5,147	16,861	25,416
Impairment on marketable securities	1,983	—	1,983	—
Interest expense	4,288	4,573	8,779	9,821

(Loss) income before minority interest and income taxes	(8,043)	574	6,099	15,595
Minority interest	—	108	327	255
Income tax (benefit) provision	(2,664)	199	2,044	5,561

Net (loss) income	$(5,379)	$267	$3,728	$9,779

Net (loss) income per share
Basic	$(0.36)	$0.02	$0.25	$0.67

Diluted	$(0.36)	$0.02	$0.24	$0.61

Weighted average number of shares outstanding
Basic	14,777	14,691	14,632	14,675
Diluted	14,777	15,980	15,323	15,976

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended July 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,728	$9,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,151	5,869
Provision for bad debt	627	287
Tax benefit from exercise of stock options	(1,353)	(122)
Amortization of debt issue costs	369	394
Amortization of discounts	93	97
Deferred income taxes	(234)	984
Stock options and unvested restricted shares issued as compensation	956	511
Minority interest	327	255
Loss on impairment of marketable securities	1,983	—
Gain on sale of marketable securities	—	(12)
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	22,920	57,564
Inventories, net	10,171	3,243
Other current assets	(975)	(1,243)
Prepaid income taxes	(9,595)	(3,573)
Other assets	651	373
Accounts payable, accrued expenses and other liabilities	(19,228)	(15,469)
Income taxes payable	(996)	(1,044)
Accrued interest payable	76	(570)
Unearned revenues	(238)	18,203

Net cash provided by operating activities	16,433	75,526

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,668)	(8,623)
Purchase of marketable securities	—	(672)
Proceeds on sale of marketable securities	—	321
Reacquisition of license rights	(388)	—
Payment for assets acquired	(33,603)	—

Net cash used in investing activities	(38,659)	(8,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	177,729	150,269
Payments on senior credit facility	(155,431)	(211,458)
Payment of loan to minority interest partner	(598)	—
Purchase of treasury stock	(189)	—
Payments on real estate mortgages	(1,214)	(249)
Payments on capital leases	(104)	(103)
Tax benefit from exercise of stock options	1,353	122
Proceeds from exercise of stock options	3,599	488

Net cash provided by (used in) financing activities	25,145	(60,931)

Effect of exchange rate changes on cash and cash equivalents	(2,051)	1,069

NET INCREASE IN CASH AND CASH EQUIVALENTS	868	6,690
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,360	4,514

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,228	$11,204

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,610	$10,294

Income taxes	$12,463	$8,478

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$412	$542

Capital lease financing	$176	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of the Securities and Exchange Commission on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP. The consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of the recognition and disclosure provisions of SFAS No. 158 did not have a material impact on the results of operations or the financial position of the Company. SFAS 158 also requires a business entity to measure plan assets and benefit obligations as of the date of its year-end statement of financial position effective for fiscal years ending after December 15, 2008. In accordance with the provisions of SFAS No. 158, the Company will measure its plan assets and benefit obligations as of its January 31, 2009 fiscal year end. The Company does not expect the change in the measurement date to have a material impact on the consolidated financial statements.

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

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share.” This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this Staff Position, with early application not permitted. The adoption of this Staff Position, which will require the Company to allocate a portion of net income to these participating securities, is not expected to have a material effect on its historical or future reported earnings per share.

4.	C&C CALIFORNIA AND LAUNDRY BY SHELLI SEGAL BRANDS ACQUISITION

On February 4, 2008, the Company completed the acquisition of the C&C California and Laundry by Shelli Segal brands and related assets from Liz Claiborne, Inc. The acquisition was financed through existing cash and borrowings under the Company’s existing senior credit facility. The results of operations of the acquired brands have been included in the Company’s operations beginning as of the date of the acquisition.

Both brands are ideally positioned to address the fastest growing segment within women’s apparel: contemporary. Both brands sell in luxury retail stores and high-end specialty boutiques. Together they expand the Company’s women’s contemporary business platform.

The revised aggregate purchase price was approximately $34.0 million, which represents the sum of (i) $32.7 million paid in cash, and (ii) acquisition costs of $1.2 million, of which $348,000 remains unpaid as of July 31, 2008.

The following table summarizes the revised estimated fair values of the assets acquired and liabilities assumed after the preliminary valuation. Purchase accounting adjustments include fair value adjustments and the preliminary allocation of purchase price based on fair value as required under SFAS No. 141, “Business Combinations:”

(in thousands)
Total purchase price
Cash consideration paid	$32,747

Total purchase price	32,747
Total direct merger costs	1,204

Total adjusted purchase price	$33,951

The total allocation of the purchase price is as follows:

Inventory	$6,872
Equipment	177
Intangible assets	28,916
Assumed liabilities	(2,014)

Fair value of net assets acquired	$33,951

Intangible assets consist of non amortizing trademark intangibles.

Proforma financial information is not presented because it is deemed immaterial to the Company’s consolidated operations.

5.	INVENTORIES

Inventories are stated at the lower of cost (weighted average cost) or market. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, freight, insurance and commissions to buying agents.

Inventories consisted of the following as of:

	July 31, 2008	January 31, 2008
	(in thousands)
Finished goods	$129,350	$134,888
Raw materials and in process	3,783	1,543

Total	$133,133	$136,431

6.	MARKETABLE SECURITIES

Marketable securities consist of equity investments which are classified as available for sale. These investments are stated at fair value. Fair value is determined using quoted market prices in active markets for identical securities (Level 1 of the fair value hierarchy under SFAS No. 157.) The following is a summary of the investments’ cost, unrealized gains (losses) and estimated fair value:

	July 31, 2008	January 31, 2008
	(in thousands)
Equity investments:
Cost, beginning of period	$2,935	$2,935
Gross unrealized losses included in earnings	(1,983)	—

Cost, end of period	952	2,935
Gross unrealized losses included in other comprehensive income	(223)	(1,754)

Estimated fair value	$729	$1,181

During the second quarter, the Company determined that certain marketable securities which were classified as available for sale were deemed to be other than temporarily impaired due to the percentage and duration of the loss. Accordingly, an impairment in the amount of approximately $2.0 million, before tax, was recognized for the three and six months ended July 31, 2008, to write down the investment in these marketable securities to their quoted market prices in active markets at July 31, 2008.

Included in accumulated other comprehensive income at July 31, 2008 and January 31, 2008, is the net loss, net of taxes, of $0.1 million and $1.1 million, respectively.

The Company has assessed its investment in equity securities available for sale and concluded that other than the events discussed above, no other events have occurred and no facts have been discovered with respect to such investments that would indicate an other than temporary impairment of the investments’ value.

7.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	July 31, 2008	January 31, 2008
	(in thousands)
Furniture, fixture and equipment	$74,308	$72,420
Buildings	19,348	22,336
Vehicles	880	795
Leasehold improvements	26,194	23,095
Land	9,163	9,435

	129,893	128,081
Less: accumulated depreciation and amortization	(55,639)	(49,127)

Total	$74,254	$78,954

For the three months ended July 31, 2008 and 2007, depreciation and amortization expense relating to property and equipment amounted to $3.6 million and $3.1 million, respectively. For the six months ended July 31, 2008 and 2007, depreciation and amortization expense relating to property and equipment amounted to $7.2 million and $5.9 million, respectively.

8.	LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	July 31, 2008	January 31, 2008
	(in thousands)
Total letter of credit facilities	$154,653	$154,358
Outstanding letters of credit	(36,590)	(38,664)

Total credit available	$118,063	$115,694

9.	ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $5.0 million and $4.0 million for the three months ended July 31, 2008 and 2007, respectively, and $11.5 million and $9.9 million for the six months ended July 31, 2008 and 2007, respectively, and are included in selling, general and administrative expenses.

10.	UNEARNED REVENUE

During the first quarter of fiscal 2008, the Company collected approximately $21.0 million in unearned royalty income and unearned advertising reimbursements on certain royalty licenses. These amounts will be recognized over the life of their respective licenses.

As of July 31, 2008 and January 31, 2008, the unearned royalty income short term portion of approximately $1.4 million is included in unearned revenues, respectively. As of July 31, 2008 and January 31, 2008, the unearned advertising reimbursements short term portion of $1.3 million is included in accrued expenses, respectively. The long term portion of approximately $14.0 million and $15.7 million is included in unearned revenues and other liabilities as of July 31, 2008 and January 31, 2008, respectively.

11.	NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average shares of outstanding common stock. The calculation of diluted net (loss) income per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net (loss) income per share includes the effects of stock options and unvested restricted shares as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(5,379)	$267	$3,728	$9,779
Denominator:
Basic income per share - weighted average shares	14,777	14,691	14,632	14,675
Dilutive effect: stock options and unvested restricted stock	—	1,289	691	1,301

Diluted income per share - weighted average shares	14,777	15,980	15,323	15,976

Basic (loss) income per share	$(0.36)	$0.02	$0.25	$0.67

Diluted (loss) income per share	$(0.36)	$0.02	$0.24	$0.61

Antidilutive effect: (1)	2,154	78	104	83

(1)	Represents stock options to purchase shares of common stock and restricted stock that were not included in computing diluted (loss) income per share because their effects were antidilutive for the respective periods.

12.	COMPREHENSIVE INCOME (LOSS)

For the three and six months ended July 31, 2008 and 2007, comprehensive income was comprised of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net (loss) income	$(5,379)	$267	$3,728	$9,779
Foreign currency	(73)	601	(2,051)	1,069
Unrealized loss on marketable securities, net of tax	(256)	449	(282)	356
Reclassification adjustment, net of tax	1,239	—	1,239	—

	$(4,469)	$1,317	$2,634	$11,204

Accumulated other comprehensive income at July 31, 2008 and January 31, 2008 was comprised of the following:

	July 31, 2008	January 31, 2008
	(in thousands)
Foreign currency	563	2,614
Unrealized loss on marketable securities, net of tax	(139)	(1,096)

	$424	$1,518

13.	RESTRICTED SHARES

The Company renewed its employment agreement with its Chairman of the Board of Directors and Chief Executive Officer during fiscal 2006. Effective February 1, 2008, the employment agreement was amended, to extend the expiration date to January 2013, increase the base salary to at least $1.0 million and grant up to 375,000 performance based restricted shares, which are subject to certain conditions in the grant agreement. Such shares generally vest 100% on his 80th birthday, provided that he is still an employee of the Company on such date, and the Company has met certain performance criteria. In February 2008, 300,000 restricted shares were issued at an estimated value of $5.4 million. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted shares.

The Company renewed its employment agreement with its President and Chief Operating Officer during fiscal 2006. Effective February 1, 2008, the employment agreement was amended, to extend the expiration date to January 2013, increase the base salary to at least $1.0 million and grant up to 375,000 performance based restricted shares, which are subject to certain conditions in the grant agreement. Such shares generally vest 100% on his 60th birthday, provided that he is still an employee of the Company on such date, and the Company has met certain performance criteria. In February 2008, 300,000 restricted shares were issued at an estimated value of $5.4 million. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted shares.

14.	INCOME TAXES

Effective February 1, 2007, the Company adopted the provisions of Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”. The adoption of FIN 48 did not have a material effect on its consolidated financial position or results of operations.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2004 through 2008 are open tax years. Additionally, the Company’s U.S. federal income tax returns for 2000 though 2003 represent open tax years, but only to the extent of refund claims previously filed by the Company. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2003 through 2008, depending on each state’s particular statute of limitation. As of July 31, 2008, the Company is undergoing a U.S. federal income tax examination for the 2004 tax year. Additionally, various state, local, and foreign income tax returns are also under examination by taxing authorities.

The Company had a $3.9 million liability recorded for unrecognized tax benefits as of February 1, 2008, which included interest and penalties of $0.6 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.5 million, which includes interest and penalties of $0.5 million. For the three and six months ended July 31, 2008, the total amount of unrecognized tax benefits increased by $270,000 and $235,000, respectively. The increase in the total amount of the unrecognized tax benefit for the three and six months ended July 31, 2008 included an increase in interest and penalties of $36,000 and $179,000, respectively.

It is reasonably possible that within the next twelve months the Company and the Internal Revenue Service will resolve some or all of the matters presently under U.S. federal income tax examination. Additionally, it is reasonably possible that within the next twelve months the Company may settle its voluntary disclosure process with the State of New Jersey. The Company does not currently anticipate that such resolutions will significantly increase or decrease tax expense within the next twelve months. Furthermore, the statute of limitations related to the Company’s 2005 U.S. federal tax year will expire within the next twelve months. The lapse in the statute of limitations would be expected to decrease tax expense within the next twelve months. The expiration of the statute of limitations related to the Company’s 2005 U.S. federal tax year could result in a tax benefit of up to approximately $1.2 million.

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

Certain Covenants. The senior credit facility contains certain covenants, which, among other things, requires the Company to maintain a minimum EBITDA if availability falls below a certain minimum. It may restrict the Company’s ability and the ability of the Company’s subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. The Company is prohibited from paying cash dividends under these covenants. The Company is currently in compliance with all of its covenants under the senior credit facility. The Company could be materially harmed if it violates any covenants as the lenders under the senior credit facility could declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If the Company is unable to repay those amounts, the lenders could proceed against its assets. In addition, a violation could also constitute a cross-default under the Company’s indenture and mortgage, resulting in all of its debt obligations becoming immediately due and payable, which it may not be able to satisfy.

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

Security. As security for the indebtedness under the senior credit facility, the Company granted the lenders a first priority security interest in substantially all of its existing and future assets other than its trademark portfolio and real estate owned, including, without limitation, accounts receivable, inventory deposit accounts, general intangibles, equipment and capital stock or membership interests, as the case may be, of certain subsidiaries.

16.	REAL ESTATE MORTGAGE

The Company’s main administrative office, warehouse and distribution facility is a 240,000 square foot facility in Miami, Florida. The facility was partially financed with an $11.6 million real estate mortgage loan. The real estate mortgage contains certain covenants and as of July 31, 2008, the Company was in compliance with these covenants. At July 31, 2008, the balance of the real estate mortgage loan totaled $11.0 million. Interest is fixed at 7.123%. On August 18, 2008, the Company executed an extension commitment of the real estate mortgage loan extending the maturity until July 1, 2010.

17.	SEGMENT INFORMATION

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenues:
Product	$187,404	$188,890	$425,166	$411,509
Licensing	6,295	6,405	12,082	12,556

Total Revenues	$193,699	$195,295	$437,248	$424,065

Operating (Loss) Income:
Product	$(7,261)	$(370)	$8,059	$15,841
Licensing	5,489	5,517	8,802	9,575

Total Operating (Loss) Income	$(1,772)	$5,147	$16,861	$25,416

18.	BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the three and six months ended July 31, 2008 and 2007, respectively:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Service cost	$63	$63	$126	$126
Interest cost	582	577	1,164	1,154
Expected return on plan assets	(705)	(729)	(1,410)	(1,458)
Amortization of net gain	(55)	(37)	(110)	(74)

Net periodic benefit cost	$(115)	$(126)	$(230)	$(252)

19.	COMMITMENTS AND CONTINGENCIES

In January 2007, Victory International (USA) LLC (“Victory”) filed a lawsuit against the Company and other named defendants alleging fraud, interference with contract and other violations, in connection with the Company’s rejection of consent to the request by Parlux Fragrances, Inc. to assign the Perry Ellis fragrance license to Victory. On August 8, 2008, the Company and Victory stipulated to the dismissal with prejudice of all claims and counterclaims that were or could have been asserted against each other in the action, with each party to bear its own attorneys’ fees and costs.

The Company is a party to certain pending legal proceedings arising in the normal course of business, including claims arising from the use of trademarks. The Company does not believe that the resolution of any pending claims will have a material adverse effect on its business, financial condition or results of operations.

20.	CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of July 31, 2008 and January 31, 2008 and for the three and six months ended July 31, 2008 and 2007. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

The consolidating condensed statement of cash flows for the six months ended July 31, 2007 has been restated to correct the presentation of the Parent Only cash and cash equivalents balances and transactions that are settled, on a net basis, through the Company’s intercompany payables and receivables.

The Company had previously presented intercompany payables and receivables transactions between the Parent and its guarantor and non-guarantor subsidiaries as operating activities. These transactions should have been presented in financing activities. As these changes in the classification are eliminated in consolidation, there is no impact on the consolidated statement of cash flows for the six months ended July 31, 2007.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JULY 31, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations/ Reclassifications	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$6,396	$11,110	$(3,278)	$14,228
Accounts receivable, net	776	105,171	8,592	—	114,539
Intercompany receivable	74,972	—	—	(74,972)	—
Inventories	—	116,247	16,886	—	133,133
Other current assets	25,104	15,181	3,961	(11,957)	32,289

Total current assets	100,852	242,995	40,549	(90,207)	294,189

Property and equipment, net	15,736	54,526	3,992	—	74,254
Intangible assets	—	171,897	50,064	—	221,961
Investment in subsidiaries	278,126	—	—	(278,126)	—
Other assets	4,383	2,027	65	—	6,475

TOTAL	$399,097	$471,445	$94,670	$(368,333)	$596,879

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$17,762	$59,466	$14,154	$(19,142)	$72,240
Senior credit facility	—	22,298	—	—	22,298
Intercompany payable - Parent	—	50,598	21,877	(72,475)	—

Total current liabilities	17,762	132,362	36,031	(91,617)	94,538

Notes payable	99,326	50,000	—	—	149,326
Other long term liabilities	129	53,150	10,927	3,907	68,113

Total long-term liabilities	99,455	103,150	10,927	3,907	217,439

Total liabilities	117,217	235,512	46,958	(87,710)	311,977

Minority interest	—	—	3,022	—	3,022

Stockholders’ equity	281,880	235,933	44,690	(280,623)	281,880

TOTAL	$399,097	$471,445	$94,670	$(368,333)	$596,879

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 31, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations/ Reclassifications	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$8,105	$8,727	$(3,472)	$13,360
Accounts receivable, net	817	122,607	14,662	—	138,086
Intercompany receivable	84,607	8,094	—	(92,701)	—
Inventories	—	126,357	10,074	—	136,431
Other current assets	13,052	14,739	631	(9,139)	19,283

Total current assets	98,476	279,902	34,094	(105,312)	307,160
Property and equipment, net	17,600	57,533	3,821	—	78,954
Intangible assets	—	142,592	50,064	—	192,656
Investment in subsidiaries	273,249	—	—	(273,249)	—
Other	4,812	2,625	58	—	7,495

TOTAL	$394,137	$482,652	$88,037	$(378,561)	$586,265

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$21,275	$74,060	$10,473	$(16,518)	$89,290
Intercompany payable - Parent	—	69,440	18,521	(87,961)	—

Total current liabilities	21,275	143,500	28,994	(104,479)	89,290

Notes payable and senior credit facility	99,244	50,000	—	—	149,244
Other long term liabilities	91	54,060	12,853	3,907	70,911

Total long-term liabilities	99,335	104,060	12,853	3,907	220,155

Total liabilities	120,610	247,560	41,847	(100,572)	309,445

Minority interest	—	—	3,293	—	3,293

Stockholders’ equity	273,527	235,092	42,897	(277,989)	273,527

TOTAL	$394,137	$482,652	$88,037	$(378,561)	$586,265

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JULY 31, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$173,097	$20,602	$—	$193,699
Gross profit	—	51,949	10,288	—	62,237
Operating loss	(11)	(246)	(1,515)	—	(1,772)
Impairment on marketable securities	1,983	—	—	—	1,983
Interest, minority interest and income taxes	(656)	3,302	(1,022)	—	1,624
Equity in earnings of subsidiaries, net	(4,041)	—	—	4,041	—
Net loss	(5,379)	(3,548)	(493)	4,041	(5,379)

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JULY 31, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$388,014	$49,234	$—	$437,248
Gross profit	—	120,506	26,298	—	146,804
Operating income	324	12,287	4,250	—	16,861
Impairment on marketable securities	1,983	—	—	—	1,983
Interest, minority interest and income taxes	(510)	11,254	406	—	11,150
Equity in earnings of subsidiaries, net	4,877	—	—	(4,877)	—
Net income	3,728	1,033	3,844	(4,877)	3,728

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations/ Reclassifications	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(14,283)	$22,663	$7,859	$194	$16,433

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(4,170)	(498)	—	(4,668)
Reacquisition of license rights	—	(388)	—	—	(388)
Payment for assets acquired	—	(33,603)	—	—	(33,603)

NET CASH USED IN INVESTING ACTIVITIES	—	(38,161)	(498)	—	(38,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	177,729	—	—	177,729
Payments on senior credit facility	—	(155,431)	—	—	(155,431)
Payments on real estate mortgages	—	(215)	(999)	—	(1,214)
Purchase of treasury stock	(189)	—	—	—	(189)
Payments on capital leases	(104)	—	—	—	(104)
Payment of loan to minority interest partner	—	—	(598)	—	(598)
Tax benefit from exercise of stock options	1,353	—	—	—	1,353
Intercompany transactions	11,675	(8,102)	(1,330)	(2,243)	—
Proceeds from exercise of stock options	3,599	—	—	—	3,599

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16,334	13,981	(2,927)	(2,243)	25,145
Effect of exchange rate changes on cash and cash equivalents	(2,051)	(192)	(2,051)	2,243	(2,051)

Net increase (decrease) in cash and cash equivalents	—	(1,709)	2,383	194	868
Cash and cash equivalents at beginning of period	—	8,105	8,727	(3,472)	13,360

Cash and cash equivalents at end of period	$—	$6,396	$11,110	$(3,278)	$14,228

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2007

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations/ Reclassifications	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(8,126)	$57,544	$24,322	$1,786	$75,526

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(43)	(8,196)	(384)	—	(8,623)
Proceeds on sale of marketable securities	321	—	—	—	321
Purchase of marketable securities	(672)	—	—	—	(672)

NET CASH USED IN INVESTING ACTIVITIES	(394)	(8,196)	(384)	—	(8,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	82,959	67,310	—	—	150,269
Payments on senior credit facility	—	(211,458)	—	—	(211,458)
Payments on real estate mortgages	—	(206)	(43)	—	(249)
Payments on capital leases	(103)	—	—	—	(103)
Tax benefit from exercise of stock options	122	—	—	—	122
Intercompany transactions	(76,015)	93,975	(19,028)	1,068	—
Proceeds from exercise of stock options	488	—	—	—	488

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,451	(50,379)	(19,071)	1,068	(60,931)
Effect of exchange rate changes on cash and cash equivalents	1,069	—	1,069	(1,069)	1,069

Net increase (decrease) in cash and cash equivalents	—	(1,031)	5,936	1,785	6,690
Cash and cash equivalents at beginning of period	—	2,648	6,006	(4,140)	4,514

Cash and cash equivalents at end of period	$—	$1,617	$11,942	$(2,355)	$11,204

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2008 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets, the measurement of retirement related benefits and stock-based compensation. We believe that there have been no significant changes to our critical accounting policies during the three and six months ended July 31, 2008, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2008.

Results of Operations

The following is a discussion of the results of operations for the three and six months periods of the fiscal year ending January 31, 2009 (“fiscal 2009”) compared with the three and six months periods of the fiscal year ended January 31, 2008 (“fiscal 2008”).

Results of Operations—three and six months ended July 31, 2008 compared to three and six months ended July 31, 2007.

Net sales. Net sales for the three months ended July 31, 2008 were $187.4 million, a decrease of $1.5 million, or 0.8%, from $188.9 million for the three months ended July 31, 2007. Overall we had a slight decline in total revenue due to reductions in our bottoms replenishment business of approximately $9.0 million, the loss of approximately $6.0 million from multiple retailers declaring bankruptcy and shipping issues with a third party logistics provider which affected $3.0 million in deliveries for our Perry Ellis brand, which were subsequently shipped in the 3rd quarter. These reductions were partially offset by our continued organic growth in our swim, Perry Ellis Collection, golf, and Hispanic lines. Additionally, net sales for fiscal 2009 include approximately $7.6 million due to the acquisition of the C&C California and Laundry by Shelli Segal brands during the first quarter of fiscal 2009.

Net sales for the six months ended July 31, 2008 were $425.2 million, an increase of $13.7 million, or 3.3%, from $411.5 million for the six months ended July 31, 2007. This increase was primarily driven by organic growth of several of our platforms—golf lifestyle, Perry Ellis collection, swim, and our Hispanic brands. Additionally, net sales for fiscal 2009 include approximately $16.7 million due to the acquisition of the C&C California and Laundry by Shelli Segal brands during the first quarter of fiscal 2009. The increase was partially offset by a planned reduction of $21.0 million in our bottoms private label and replenishment business and the second quarter factors described above.

Royalty income. Royalty income for the three months ended July 31, 2008 was $6.3 million, a decrease of $0.1 million, or 1.6%, from $6.4 million for the three months ended July 31, 2007. Royalty income for the six months ended July 31, 2008 was $12.1 million, a decrease of $0.5 million, or 4.0%, from $12.6 million for the six months ended July 31, 2007. The decreases were due primarily to the termination of the Gotcha license in Europe offset by the benefit of new licenses added in the categories of outerwear, fragrances, and dress shirts.

Gross profit. Gross profit was $62.2 million for the three months ended July 31, 2008, an increase of $0.5 million, or 0.8%, from $61.7 million for the three months ended July 31, 2007. Gross profit was $146.8 million for the six months ended July 31, 2008, as compared to $139.5 million for six months ended July 31, 2007, an increase of 5.2%.

As a percentage of total revenue, gross profit margins were 32.1% for the three months ended July 31, 2008, as compared to 31.6% for the three months ended July 31, 2007, an increase of 52 basis points. The improvement in the gross profit percentage was positively impacted by the reduction of the bottom’s private label replenishment programs, improved wholesale margins due to increases in our branded businesses, and the addition of the C&C California and Laundry by Shelli Segal brands, despite our decrease in royalty income. As a percentage of total revenue, gross profit margins were 33.6% for the six months ended July 31, 2008, as compared to 32.9% for the six months ended July 31, 2007, an increase of 68 basis points. The improvement in the gross profit percentage came from the factors described above.

The wholesale gross profit margin (which exclude the impact of royalty income) for the three months ended July 31, 2008 was 29.9% as compared to 29.3%, for the three months ended July 31, 2007. The wholesale gross profit margin percentage increased for the six months ended July 31, 2008, to 31.7%, as compared to 30.9% for the six months ended July 31, 2007, with this improvement primarily attributable to the positive impact of the reduction of the bottom’s private label replenishment programs, improved wholesale margins due to increases in our branded businesses, and the addition of the C&C California and Laundry by Shelli Segal brands.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended July 31, 2008 was $60.3 million, an increase of $6.9 million, or 12.9%, from $53.4 million for the three months ended July 31, 2007. As a percentage of total revenues, selling, general and administrative expenses was 31.1% for the three months ended July 31, 2008, as compared to 27.3% for the three months ended July 31, 2007. The increase in selling, general and administrative expenses, on a dollar and percentage basis, is attributed to additional costs related to our continued investment into the boys, action sports, E-commerce and retail businesses, as well as certain costs associated with the expansion of the women’s contemporary business. Additionally, we made substantial management changes in the UK during fiscal 2009 and are in the process of repositioning our European business, which has caused us to incur additional expenses.

Selling, general and administrative expenses for the six months ended July 31, 2008, was $122.6 million, an increase of $14.6 million, or 13.5%, from $108.0 million for the six months ended July 31, 2007. As a percentage of total revenues, selling, general and administrative expenses was 28.0% for the six months ended July 31, 2008, as compared to 25.5% for the six months ended July 31, 2007. The increase in selling, general and administrative expenses, on a dollar basis, is attributed to additional costs related to our continued investment into the boys, action sports, E-commerce and retail businesses, as well as certain costs associated with the expansion of the women’s contemporary business and the closure of our Winnsboro warehouse. Additionally, we made substantial management changes in the UK during fiscal 2009 and are in the process of repositioning our European business, which has caused us to incur additional expenses.

Depreciation and amortization. Depreciation and amortization for the three months ended July 31, 2008 was $3.7 million, an increase of $0.5 million, or 15.6%, from $3.2 million for the three months ended July 31, 2007. Depreciation and amortization for the six months ended July 31, 2008, was $7.3 million, an increase of $1.2 million, or 19.7%, from $6.1 million for the six months ended July 31, 2007. The increase is primarily due to the increase in property and equipment, primarily from our Oracle retail system and our continued expansion in retail stores.

Impairment on marketable securities. During the second quarter of fiscal 2009, we determined that certain marketable securities which were classified as available for sale were deemed to be other than temporarily impaired. Accordingly, an impairment in the amount of approximately $2.0 million was recognized for the three and six months ended July 31, 2008.

Interest expense. Interest expense for the three months ended July 31, 2008, was $4.3 million, a decrease of $0.3 million, or 6.5%, from $4.6 million for the three months ended July 31, 2007. Interest expense for the six months ended July 31, 2008, was $ 8.8 million, a decrease of $1.0 million, or 10.2%, from $9.8 million for the six months ended July 31, 2007. The overall decrease in interest expense is primarily attributable to the reduction of the average balance and average rate in our senior credit facility. We began the first fiscal quarter of 2009 with no borrowings on the senior credit facility and ended the second quarter with $22.3 million as of July 31, 2008.

Income taxes. The income tax benefit for the three months ended July 31, 2008, was ($2.7) million, a $2.9 million decrease as compared to a $0.2 million tax provision for the three months ended July 31, 2007. For the three months ended July 31, 2008, our effective tax rate was 33.1% as compared to 34.7% for the three months ended July 31, 2007. The primary reason for the decrease in the effective tax rate was due to our increase in international operations, which experience a lower tax rate.

Our income tax provision for the six months ended July 31, 2008 was $2.0 million, a $3.6 million decrease as compared to $5.6 million for the six months ended July 31, 2007. For the six months ended July 31, 2008, our effective tax rate was 33.5% as compared to 35.7% for the six months ended July 31, 2007. The decrease in the tax rate is attributed to the total amount of unrecognized tax benefits decreasing during the first half of fiscal 2009, our increase in international operations, which experience a lower tax rate and the slight adjustment of our Federal net operating losses and the associated deferred tax asset during the first half of fiscal 2008.

Net (loss) income. The net (loss) for the three months ended July 31, 2008 was ($5.4) million, a decrease of $5.7 million, as compared to the net income of $0.3 million for the three months ended July 31, 2007. Net income for the six months ended July 31, 2008 was $3.7 million, a decrease of $6.1 million, or 62.2%, as compared to net income of $9.8 million for the six months ended July 31, 2007. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations, acquisitions and capital expenditures. We believe that as a result of the growth in our business, our working capital requirements will increase during the last half of the fiscal year, as a result of planned increases in sales. As of July 31, 2008, our total working capital was $199.7 million as compared to $217.9 million as of January 31, 2008. The decrease in working capital is primarily a result of the decrease in accounts receivable, offset by the increase in current liabilities. Our senior credit facility is currently classified as a short term liability due to its maturity date. We are currently reviewing our alternatives for refinancing our senior credit facility. We believe that our cash flows from operations and available borrowings under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets which have a net book value of $28.4 million at July 31, 2008, have a higher market value. These real estate assets provide us with additional capital resources. Additional borrowings against these real estate assets, however would be subject to certain loan to value criteria established by lending institutions. Currently we have mortgage loans on these properties totaling $25.4 million.

Net cash provided by operating activities was $16.4 million for the six months ended July 31, 2008, as compared to net cash provided by operating activities of $75.5 million for the six months ended July 31, 2007. The decrease of $59.1 million in the level of cash provided by operating activities for the six months ended July 31, 2008, as compared to the six months ended July 31, 2007, is primarily attributable to a decrease in accounts receivable of $22.9 million due to our collection efforts, and a decrease in inventory of $10.2 million due to improved inventory planning; offset by the reduction of accounts payable, accrued expenses and other liabilities in the amount of $20.7 million and the increase of prepaid taxes of $9.6 million. For the six months ended July 31, 2007, accounts receivable decreased $57.6 million due to stronger collection efforts, inventory decreased by $3.2 million, and unearned revenue increased by $18.2 million; offset by the reduction of accounts payable, accrued expenses and other liabilities in the amount of $16.5 million.

Net cash used in investing activities was $38.7 million for the six months ended July 31, 2008, as compared to net cash used in investing activities of $9.0 million for the six months ended July 31, 2007. The net cash used during the first half of Fiscal 2009 primarily reflects the purchase of property and equipment in the amount of $4.7 million and the acquisition of the C&C California and Laundry by Shelli Segal brands and inventory for $33.6 million, as compared to net cash used during the first half of Fiscal 2008 for the purchase of property and equipment in the amount of $8.6 million and marketable securities in the amount of $0.7 million, offset by the proceeds from the sale of marketable securities in the amount of $0.3 million. We anticipate capital expenditures during fiscal 2009 of $14 million in technology and systems, retail stores, and other expenditures.

Net cash provided by financing activities for the six months ended July 31, 2008, was $25.1 million, as compared to net cash used in financing activities for the six months ended July 31, 2007 of $60.9 million. The net cash provided during the first half of fiscal 2009 primarily reflects the net borrowings on our senior credit facility of $22.3 million and the proceeds received from the exercise of stock options of $3.6 million, offset by the payments of $1.2 million on our mortgages, purchase of treasury stock of $0.2 million and a payment of a loan to a minority interest partner of $0.6 million. The net cash used during the first half of Fiscal 2008 primarily reflects the net payments on our senior credit facility of $61.2 million. The use of cash was offset by proceeds received from the exercise of stock options of $0.5 million. The Board of Directors has approved a stock repurchase program, which authorizes us to continue to repurchase up to $20 million of our common stock for cash over the next three months. Although the Board of Directors allocated a maximum of $20 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis. Purchases under this plan have amounted to $4.3 million through July 31, 2008.

Acquisitions

On February 4, 2008, we completed the acquisition of the C&C California and Laundry by Shelli Segal brands and related assets from Liz Claiborne Inc. The acquisition was financed through existing cash and borrowings under our existing credit facility. The transaction was valued at $34.0 million.

Senior Credit Facility

The following is a description of the terms of our senior credit facility with Wachovia Bank, National Association, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $175 million; (ii) the inventory borrowing limit is $90 million; (iii) the sublimit for letters of credit is up to $60 million; (iv) the amount of letter of credit facilities available outside of the facility is $110 million and (v) the outstanding balance is due at the maturity date of February 1, 2009. Currently the senior credit facility is classified as a short term liability due to the February 1, 2009 maturity date.

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

Letter of Credit Facilities

As of July 31, 2008, we maintained five U.S. dollar letter of credit facilities totaling $150.0 million, one letter of credit facility totaling $3.7 million utilized by our Canadian joint venture, and one letter of credit facility totaling $1.0 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. As of July 31, 2008, there was $118.1 million available under existing letter of credit facilities.

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

Real Estate Mortgage Loans

In fiscal 2003, we acquired our main administrative office, warehouse and distribution facility in Miami and partially financed the acquisition of the facility with an $11.6 million mortgage loan. The real estate mortgage loan contains certain covenants. We are currently in compliance with all of our covenants under the real estate mortgage. We could be materially harmed if we violate any covenants because the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indenture relating to our senior subordinated notes resulting in all our of debt obligations becoming immediately due and payable, which we may not be able to satisfy. Interest is fixed at 7.123%. On August 18, 2008, we executed an extension commitment of the real estate mortgage loan extending the maturity until July 1, 2010.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and six months ended July 31, 2008.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that both our disclosure controls and procedures and our internal controls and procedures were effective as of July 31, 2008 in timely alerting them to material information required to be included in our periodic SEC filings, that information required to be disclosed by us in these periodic filings was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that our internal controls were effective as of July 31, 2008 to provide reasonable assurance that our financial statements were fairly presented in conformity with generally accepted accounting principles.

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the second quarter we upgraded our accounting software from Oracle Version 11.5.10 to Oracle Version 12.0.4. Under the new version our internal controls over financial reporting remained unchanged.

PART II: OTHER INFORMATION

ITEM 1.	Legal Proceedings

In January 2007, Victory International (USA) LLC (“Victory”) filed a lawsuit against us and other named defendants alleging fraud, interference with contract and other violations, in connection with our rejection of consent to the request by Parlux Fragrances, Inc. to assign the Perry Ellis fragrance license to Victory. On August 8, 2008, we and Victory stipulated to the dismissal with prejudice of all claims and counterclaims that were or could have been asserted against each other in the action, with each party to bear its own attorneys’ fees and costs.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on Thursday, June 12, 2008.

(b)	The following individual was elected a director until the 2011 Annual Meeting of Shareholders and until his successor is duly elected and qualified.

	FOR	WITHHELD
Joseph Natoli	14,386,744	299,585

(c)	The following individual was elected a director until the 2009 Annual Meeting of Shareholders and until his successor is duly elected and qualified.

	FOR	WITHHELD
Ronald L. Buch	14,282,440	403,889

The term of office of each of the following directors continued after the meeting:

George Feldenkreis	Joseph P. Lacher

Oscar Feldenkreis	Joe Arriola

Gary Dix

Leonard Miller

(d)	The shareholders ratified the appointment by the Audit Committee of Perry Ellis’ board of directors of Deloitte & Touche LLP to serve as Perry Ellis’ independent auditors for the fiscal year ending January 31, 2009.

FOR	AGAINST	ABSTAIN
14,570,828	105,746	9,755

(e)	The shareholders approved the amendment and restatement of the Company’s 2005 long-term Incentive Compensation Plan.

FOR	AGAINST	ABSTAIN	NOT VOTED
7,281,606	6,006,531	5,036	1,393,156

ITEM 6.	Exhibits

Index to Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

September 5, 2008	By:	/S/ THOMAS D’AMBROSIO
Thomas D’Ambrosio, Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.