Form 10-Q
period 2008-10-31
PERRY ELLIS INTERNATIONAL INC
filed 2008-12-08
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2008

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

The number of shares outstanding of the registrant’s common stock is 15,088,439 (as of December 5, 2008).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE

PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of October 31, 2008 and January 31, 2008	1

Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended October 31, 2008 and 2007	2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 31, 2008 and 2007	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	27

Item 4:

Controls and Procedures	27

PART II: OTHER INFORMATION	27

Item 1:

Legal Proceedings	27

Item 6:

Exhibits	27

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	October 31, 2008	January 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$7,729	$13,360
Accounts receivable, net	149,237	138,086
Inventories	126,327	136,431
Deferred taxes	10,548	9,683
Prepaid income taxes	8,195	—
Other current assets	11,680	9,600

Total current assets	313,716	307,160
Property and equipment, net	73,920	78,954
Intangible assets	221,961	192,656
Other assets	5,986	7,495

TOTAL	$615,583	$586,265

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$36,422	$52,041
Accrued expenses and other liabilities	22,802	27,945
Accrued interest payable	2,094	5,200
Unearned revenues	4,869	4,104

Total current liabilities	66,187	89,290

Senior subordinated notes payable, net	149,367	149,244
Senior credit facility	48,221	—
Real estate mortgages	24,801	26,066
Deferred pension obligation	12,905	12,905
Unearned revenues and other liabilities	30,788	31,940

Total long-term liabilities	266,082	220,155

Total liabilities	332,269	309,445

Minority Interest	3,260	3,293

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,999,681 shares issued and outstanding as of October 31, 2008 and 14,772,721 shares issued and outstanding as of January 31, 2008	160	147
Additional paid-in-capital	103,299	96,389
Retained earnings	188,288	179,561
Accumulated other comprehensive (loss) income	(1,894)	1,518

Total	289,853	277,615

Treasury stock at cost; 892,207 shares as of October 31, 2008 and 274,900 shares as of January 31, 2008	(9,799)	(4,088)

Total stockholders’ equity	280,054	273,527

TOTAL	$615,583	$586,265

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Revenues:
Net sales	$216,232	$220,881	$641,398	$632,390
Royalty income	6,583	6,582	18,665	19,138

Total revenues	222,815	227,463	660,063	651,528
Cost of sales	146,915	150,541	437,359	435,095

Gross profit	75,900	76,922	222,704	216,433

Operating expenses
Selling, general and administrative expenses	59,933	56,074	182,529	164,067
Depreciation and amortization	3,551	3,492	10,898	9,594

Total operating expenses	63,484	59,566	193,427	173,661

Operating income	12,416	17,356	29,277	42,772
Impairment on marketable securities	580	—	2,563	—
Interest expense	4,355	4,069	13,134	13,890

Income before minority interest and income taxes	7,481	13,287	13,580	28,882
Minority interest	238	117	565	372
Income tax provision	2,244	4,636	4,288	10,197

Net income	$4,999	$8,534	$8,727	$18,313

Net income per share
Basic	$0.34	$0.58	$0.59	$1.25

Diluted	$0.33	$0.55	$0.57	$1.16

Weighted average number of shares outstanding
Basic	14,752	14,704	14,673	14,685
Diluted	15,170	15,504	15,272	15,817

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended October 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,727	$18,313
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,602	9,257
Provision for bad debt	808	401
Tax benefit from exercise of stock options	(1,583)	(105)
Amortization of debt issue costs	554	579
Amortization of discounts	139	143
Deferred income taxes	(216)	1,356
Stock options and unvested restricted shares issued as compensation	1,515	731
Minority interest	565	372
Loss on impairment of marketable securities	2,563	—
Gain on sale of marketable securities	—	(12)
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	(13,985)	10,360
Inventories, net	16,683	17,117
Other current assets	423	(422)
Prepaid income taxes	(8,195)	—
Other assets	1,293	102
Deferred pension obligation	—	(192)
Accounts payable, accrued expenses and other liabilities	(22,145)	(17,861)
Income taxes payable	(741)	(510)
Accrued interest payable	(3,106)	(3,781)
Unearned revenues	(983)	16,823

Net cash (used in) provided by operating activities	(7,082)	52,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,544)	(11,845)
Purchase of marketable securities	—	(672)
Proceeds on sale of marketable securities	—	320
Reacquisition of license rights	(388)	—
Payment for assets acquired	(33,603)	—

Net cash used in investing activities	(42,535)	(12,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	259,915	237,842
Payments on senior credit facility	(211,694)	(276,190)
Payment of loan to minority interest partner	(598)	—
Purchase of treasury stock	(5,711)	—
Payments on real estate mortgages	(1,324)	(374)
Deferred financing fees	(338)	—
Payments on capital leases	(154)	(149)
Tax benefit from exercise of stock options	1,583	105
Proceeds from exercise of stock options	3,823	688

Net cash (used in) provided by financing activities	45,502	(38,078)

Effect of exchange rate changes on cash and cash equivalents	(1,516)	1,964

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,631)	4,360
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,360	4,514

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,729	$8,874

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$16,101	$17,528

Income taxes	$12,939	$8,640

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$329	$1,493

Capital lease financing	$176	$484

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

Effective February 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” for financial assets and liabilities and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115”. SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period.

A description of the Company’s policies regarding fair value measurement is summarized below.

Fair Value Hierarchy - SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

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

Determination of Fair Value - The Company generally uses quoted market prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to determine fair value, and classifies such items in Level 1. Fair values determined by Level 2 inputs utilize inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted market prices in active markets for similar assets or liabilities, and inputs other than quoted market prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Marketable Securities - The Company uses quoted market prices in active markets to determine the fair value of marketable securities, which are classified in Level 1 of the fair value hierarchy.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of the recognition and disclosure provisions of SFAS No. 158 did not have a material impact on the results of operations or the financial position of the Company. SFAS 158 also requires a business entity to measure plan assets and benefit obligations as of the date of its year-end statement of financial position effective for fiscal years ending after December 15, 2008. In accordance with the provisions of SFAS No. 158, the Company will measure its plan assets and benefit obligations as of its January 31, 2009 fiscal year end. The Company does not expect the change in the measurement date to have a material impact on the consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” which improves the disclosure of derivative instruments. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. This statement is effective for interim periods beginning after December 15, 2008. The Company has not completed its assessment of the impact, if any, this new pronouncement will have on its financial statements.

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

The revised aggregate purchase price was approximately $34.0 million, which represents the sum of (i) $32.7 million paid in cash, and (ii) acquisition costs of $1.2 million, of which $348,000 remains unpaid as of October 31, 2008.

The following table summarizes the revised estimated fair values of the assets acquired and liabilities assumed after the preliminary valuation. The following purchase accounting adjustments include fair value adjustments and the preliminary allocation of purchase price based on fair value as required under SFAS No. 141, “Business Combinations”:

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

Inventories consisted of the following as of:

	October 31, 2008	January 31, 2008
	(in thousands)
Finished goods	$122,349	$134,888
Raw materials and in process	3,978	1,543

Total	$126,327	$136,431

6.	MARKETABLE SECURITIES

Marketable securities consist of equity investments which are classified as available for sale. These investments are stated at fair value. Fair value is determined using quoted market prices in active markets for identical securities (Level 1 of the fair value hierarchy under SFAS No. 157.) The following is a summary of the investments’ cost, unrealized losses and estimated fair value:

	October 31, 2008	January 31, 2008
	(in thousands)
Equity investments:
Cost basis	$2,993	$2,935
Gross unrealized losses included in earnings	(2,622)	—

Adjusted cost basis	371	2,935
Gross unrealized losses included in other comprehensive income	(9)	(1,754)

Estimated fair value	$362	$1,181

During the third and second quarter of fiscal 2009, the Company determined that certain marketable securities which were classified as available for sale were deemed to be other than temporarily impaired due to the percentage and duration of the loss. Accordingly, impairments in the amounts of approximately $.6 and $2.6 million, before tax, were recognized for the three and nine months ended October 31, 2008, respectively, to write down the investment in these marketable securities to their quoted market prices in active markets.

Included in accumulated other comprehensive income at October 31, 2008 and January 31, 2008, is a net unrealized loss, net of tax, of $5,000 and $1.1 million, respectively.

The Company has assessed its investment in equity securities available for sale and concluded that other than the events discussed above, no other events have occurred and no facts have been discovered with respect to such investments that would indicate an other than temporary impairment of the investments’ value.

7.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	October 31, 2008	January 31, 2008
	(in thousands)
Furniture, fixture and equipment	$74,625	$72,420
Buildings	19,348	22,336
Vehicles	877	795
Leasehold improvements	27,584	23,095
Land	9,163	9,435

	131,597	128,081
Less: accumulated depreciation and amortization	(57,677)	(49,127)

Total	$73,920	$78,954

For the three months ended October 31, 2008 and 2007, depreciation and amortization expense relating to property and equipment amounted to $3.5 million and $3.4 million, respectively. For the nine months ended October 31, 2008 and 2007, depreciation and amortization expense relating to property and equipment amounted to $10.6 million and $9.3 million, respectively.

8.	LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	October 31, 2008	January 31, 2008
	(in thousands)
Total letter of credit facilities	$133,925	$154,358
Outstanding letters of credit	(19,310)	(38,664)

Total credit available	$114,615	$115,694

9.	ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $5.7 million and $7.0 million for the three months ended October 31, 2008 and 2007, respectively, and $17.2 million and $17.0 million for the nine months ended October 31, 2008 and 2007, respectively, and are included in selling, general and administrative expenses.

10.	UNEARNED REVENUE

During the first quarter of fiscal 2008, the Company collected approximately $21.0 million in unearned royalty income and unearned advertising reimbursements on certain royalty licenses. These amounts will be recognized over the life of their respective licenses.

As of October 31, 2008 and January 31, 2008, the unearned royalty income short term portion of approximately $1.4 million is included in unearned revenues, respectively. As of October 31, 2008 and January 31, 2008, the unearned advertising reimbursements short term portion of $1.3 million is included in accrued expenses, respectively. The long term portion of approximately $13.4 million and $15.7 million is included in unearned revenues and other liabilities as of October 31, 2008 and January 31, 2008, respectively.

11.	NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average shares of outstanding common stock. The calculation of diluted net income per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net income per share includes the effects of stock options and unvested restricted shares as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(in thousands, except per share data)
Numerator:
Net income	$4,999	$8,534	$8,727	$18,313
Denominator:
Basic net income per share - weighted average shares	14,752	14,704	14,673	14,685
Dilutive effect: stock options and unvested restricted stock	418	800	599	1,132

Diluted net income per share - weighted average shares	15,170	15,504	15,272	15,817

Basic net income per share	$0.34	$0.58	$0.59	$1.25

Diluted net income per share	$0.33	$0.55	$0.57	$1.16

Antidilutive effect: (1)	1,092	79	437	81

(1)	Represents stock options to purchase shares of common stock and restricted stock that were not included in computing diluted net income per share because their effects were antidilutive for the respective periods.

12.	COMPREHENSIVE INCOME

For the three and nine months ended October 31, 2008 and 2007, comprehensive income was comprised of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net income	$4,999	$8,534	$8,727	$18,313
Foreign currency	(2,452)	895	(4,503)	1,964
Unrealized loss on marketable securities, net of tax	(265)	(840)	(547)	(484)
Reclassification adjustment, net of tax	399	—	1,638	—

	$2,681	$8,589	$5,315	$19,793

Accumulated other comprehensive income (loss) at October 31, 2008 and January 31, 2008 was comprised of the following:

	October 31, 2008	January 31, 2008
	(in thousands)
Foreign currency	$(1,889)	$2,614
Unrealized loss on marketable securities, net of tax	(5)	(1,096)

	$(1,894)	$1,518

13.	RESTRICTED STOCK

The Company renewed its employment agreement with its Chairman of the Board of Directors and Chief Executive Officer during fiscal 2006. Effective February 1, 2008, the employment agreement was amended to extend the expiration date to January 2013, increase the base salary to at least $1.0 million and grant up to 375,000 shares of performance based restricted stock, which are subject to certain conditions in the grant agreement. Such stock generally vests 100% on his 80th birthday, provided that he is still an employee of the Company on such date, and the Company has met certain performance criteria. In February 2008, 300,000 shares of restricted stock were issued at an estimated value of $5.4 million. In September 2008, 75,000 shares of restricted stock were issued at an estimated value of $1.4 million. These values will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

The Company renewed its employment agreement with its President and Chief Operating Officer during fiscal 2006. Effective February 1, 2008, the employment agreement was amended to extend the expiration date to January 2013, increase the base salary to at least $1.0 million and grant up to 375,000 shares of performance based restricted stock, which are subject to certain conditions in the grant agreement. Such stock generally vests 100% on his 60th birthday, provided that he is still an employee of the Company on such date, and the Company has met certain performance criteria. In February 2008, 300,000 shares of restricted stock were issued at an estimated value of $5.4 million. In September 2008, 75,000 shares of restricted stock were issued at an estimated value of $1.4 million. These values will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

The Company granted performance based restricted stock to certain key employees pursuant to the Company’s 2005 Long Term Incentive Compensation Plan, and subject to certain conditions in the grant agreement. Such stock generally vests 100% on February 1, 2013, provided that such employee is still an employee of the Company on such date, and the Company has met certain performance criteria. In October 2008, 75,250 shares of restricted stock were issued to 23 employees at an estimated value of $1.1 million. These values will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

14.	INCOME TAXES

Effective February 1, 2007, the Company adopted the provisions of Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”. The adoption of FIN 48 did not have a material effect on its consolidated financial position or results of operations.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2004 through 2008 are open tax years. Additionally, the Company’s U.S. federal income tax returns for 2000 though 2003 represent open tax years, but only to the extent of refund claims previously filed by the Company. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2003 through 2008, depending on each state’s particular statute of limitation. As of October 31, 2008, the Company is undergoing a U.S. federal income tax examination for the 2004 tax year. Additionally, various state, local, and foreign income tax returns are also under examination by taxing authorities.

The Company had a $3.9 million liability recorded for unrecognized tax benefits as of February 1, 2008, which included interest and penalties of $0.6 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.5 million, which includes interest and penalties of $0.5 million. For the three and nine months ended October 31, 2008, the total amount of unrecognized tax benefits decreased by $130,000 and increased by $105,000, respectively. The change in the total amount of the unrecognized tax benefit for the three and nine months ended October 31, 2008 included a decrease in interest and penalties of $24,000 and an increase in interest and penalties of $156,000, respectively.

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

In October 2008, the Company amended its senior credit facility. In connection with the amendment, the Company paid approximately $338,000 in financing fees. These fees will be amortized over the term of the senior credit facility. The following description of the terms of the senior credit facility with Wachovia Bank, National Association, et al, as amended, does not purport to be complete, and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $125 million with the opportunity to increase this amount in $25 million increments up to $200 million; (ii) the inventory borrowing limit is $75 million; (iii) the sublimit for letters of credit is up to $40 million, (iv) the amount of letter of credit facilities permitted outside of the facility is $110 million, and (v) the outstanding balance is due at the maturity date of February 1, 2012.

Certain Covenants. The senior credit facility contains certain covenants, which, among other things, requires the Company to maintain a minimum EBITDA if availability falls below a certain minimum. It may restrict the Company’s ability and the ability of the Company’s subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. The Company is prohibited from paying cash dividends under these covenants. The Company is not aware of any non-compliance with any of its covenants under the senior credit facility. The Company could be materially harmed if it violates any covenants as the lenders under the senior credit facility could declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If the Company is unable to repay those amounts, the lenders could proceed against its assets. In addition, a violation could also constitute a cross-default under the Company’s indenture and mortgage, resulting in all of its debt obligations becoming immediately due and payable, which it may not be able to satisfy.

Borrowing Base. Borrowings under the senior credit facility are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to the lesser of either (1) the sum of (a) 85.0% of eligible receivables plus (b) 85.0% of its eligible factored accounts receivables up to $10.0 million plus (c) the lesser of (i) the inventory loan limit of $75 million, or (ii) the lesser of (A) 65.0% of eligible finished goods inventory, or (B) 85.0% of the net recovery percentage (as defined in the senior credit facility) of eligible inventory, or (2) the loan limit; and in each case minus (x) 35.0% of the amount of outstanding letters of credit for eligible inventory, (y) the full amount of all other outstanding letters of credit issued pursuant to the senior credit facility which are not fully secured by cash collateral, and (z) licensing reserves for which the Company is the licensee of certain branded products.

Interest. Interest on the principal balance under the senior credit facility accrues, at the Company’s option, at either (a) the greater of Wachovia’s prime lending rate or the Federal Funds rate; plus  1/2% plus a margin spread based upon the sum of the Company’s quarterly average excess availability plus excess cash or (b) the rate quoted by Wachovia as the average monthly Eurodollar Rate for 1-month Eurodollar deposits with 200 to 275 basis point adjustments depending upon the sum of its quarterly average excess availability plus excess cash at the time of borrowing.

Security. As security for the indebtedness under the senior credit facility, the Company granted the lenders a first priority security interest in substantially all of its existing and future assets other than its trademark portfolio and real estate owned, including, without limitation, accounts receivable, inventory, deposit accounts, general intangibles, equipment and capital stock or membership interests, as the case may be, of certain subsidiaries.

16.	REAL ESTATE MORTGAGE

The Company’s main administrative office, warehouse and distribution facility is a 240,000 square foot facility in Miami, Florida. The facility was partially financed with an $11.6 million real estate mortgage loan. The real estate mortgage contains certain covenants and as of October 31, 2008, the Company was in compliance with these covenants. At October 31, 2008, the balance of the real estate mortgage loan totaled $11.0 million. Interest is fixed at 7.123%. On August 18, 2008, the Company executed an extension commitment of the real estate mortgage loan extending the maturity until July 1, 2010.

17.	SEGMENT INFORMATION

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company’s segments are grouped between the generation of revenues from products and royalties. The Licensing segment derives its revenues from royalties associated from the use of its brand names, principally Perry Ellis, Jantzen, John Henry, Original Penguin, Gotcha, Farah, Savane, Pro Player, Manhattan, Munsingwear and Laundry by Shelli Segal. The Product segment derives its revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States.

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenues:
Product	$216,232	$220,881	$641,398	$632,390
Licensing	6,583	6,582	18,665	19,138

Total Revenues	$222,815	$227,463	$660,063	$651,528

Operating Income:
Product	$7,231	$12,870	$15,289	$28,711
Licensing	5,185	4,486	13,988	14,061

Total Operating Income	$12,416	$17,356	$29,277	$42,772

18.	BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the three and nine months ended October 31, 2008 and 2007, respectively:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Service cost	$63	$63	$189	$189
Interest cost	582	577	1,746	1,731
Expected return on plan assets	(705)	(729)	(2,115)	(2,187)
Amortization of net gain	(55)	(37)	(165)	(111)

Net periodic benefit cost	$(115)	$(126)	$(345)	$(378)

19.	COMMITMENTS AND CONTINGENCIES

In January 2007, Victory International (USA) LLC (“Victory”) filed a lawsuit against the Company and other named defendants alleging fraud and interference with contract and other violations, in connection with the Company’s rejection of consent to the request by Parlux Fragrances, Inc. to assign the Perry Ellis fragrance license to Victory. On August 8, 2008, the Company and Victory stipulated to the dismissal with prejudice of all claims and counterclaims that were or could have been asserted against each other in the action, with each party to bear its own attorneys’ fees and costs.

The Company is a party to certain pending legal proceedings arising in the normal course of business, including claims arising from the use of trademarks. The Company does not believe that the resolution of any pending claims will have a material adverse effect on its business, financial condition or results of operations.

20.	STRATEGIC REVIEW OF BUSINESS

Because of the continuing negative economic conditions, the company is undertaking a comprehensive strategic review of its assets, practices and competitive position and will determine primarily during the upcoming fourth quarter how best to change the business to succeed in the current and anticipated future economic climate.

The strategic review is expected to include: the consolidation of the Tampa bottom’s production department; headcount reduction in the men’s specialty store businesses; reduction in the shared services cost structure and advertising and promotion budget for the men’s specialty store business; restructuring of the Perry Ellis Outlet operations; and a hiring freeze and reduction of travel and other discretionary expenses. This review will result in severance costs and certain real estate exit costs. Such strategic decisions could lead to further savings initiatives, impairment charges, changes to our distribution facilities and modifications to our business. The Company has determined that no impairment of its long lived assets exists as of October 31, 2008.

Most of the identified expenses in connection with this strategic review are expected to be incurred during the fourth quarter. However during the third quarter, the Company incurred approximately $560,000 in certain real estate exit costs and severance charges which is recorded as a component of selling, general and administrative expenses.

The impact of these future decisions will be combined with our assessment of the competitive and economic environment and will be utilized during the Company’s annual testing for possible impairment of its trademarks. This test is conducted annually on February 1. This assessment of the carrying value of trademarks may be impacted by the strategic decisions made as part of the company-wide review.

21.	CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of October 31, 2008 and January 31, 2008 and for the three and nine months ended October 31, 2008 and 2007. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

The consolidating condensed statement of cash flows for the nine months ended October 31, 2007 has been restated to correct the presentation of the Parent Only cash and cash equivalents balances and transactions that are settled, on a net basis, through the Company’s intercompany payables and receivables.

The Company had previously presented intercompany payables and receivables transactions between the Parent and its guarantor and non-guarantor subsidiaries as operating activities. These transactions should have been presented in financing activities. As these changes in the classification are eliminated in consolidation, there is no impact on the consolidated statement of cash flows for the nine months ended October 31, 2007.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF OCTOBER 31, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations/ Reclassifications	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$1,284	$9,370	$(2,925)	$7,729
Accounts receivable, net	661	138,539	10,037	—	149,237
Intercompany receivable	63,722	—	—	(63,722)	—
Inventories	—	110,359	15,968	—	126,327
Other current assets	27,262	19,022	4,315	(20,176)	30,423

Total current assets	91,645	269,204	39,690	(86,823)	313,716

Property and equipment, net	14,419	55,588	3,913	—	73,920
Intangible assets	—	171,897	50,064	—	221,961
Investment in subsidiaries	283,368	—	—	(283,368)	—
Other assets	217	5,554	215	—	5,986

TOTAL	$389,649	$502,243	$93,882	$(370,191)	$615,583

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$10,131	$65,687	$13,833	$(23,464)	$66,187
Intercompany payable - Parent	—	45,747	20,104	(65,851)	—

Total current liabilities	10,131	111,434	33,937	(89,315)	66,187

Notes payable	99,367	50,000	—	—	149,367
Other long term liabilities	97	102,295	10,416	3,907	116,715

Total long-term liabilities	99,464	152,295	10,416	3,907	266,082

Total liabilities	109,595	263,729	44,353	(85,408)	332,269

Minority interest	—	—	3,260	—	3,260

Stockholders’ equity	280,054	238,514	46,269	(284,783)	280,054

TOTAL	$389,649	$502,243	$93,882	$(370,191)	$615,583

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$198,577	$24,238	$—	$222,815
Gross profit	—	65,014	10,886	—	75,900
Operating income	—	12,148	268	—	12,416
Impairment on marketable securities	580	—	—	—	580
Interest, minority interest and income taxes	(338)	9,568	(2,393)	—	6,837
Equity in earnings of subsidiaries, net	5,241	—	—	(5,241)	—
Net income	4,999	2,580	2,661	(5,241)	4,999

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED OCTOBER 31, 2007

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$210,551	$16,912	$—	$227,463
Gross profit	—	67,829	9,093	—	76,922
Operating (loss) income	(275)	13,507	4,124	—	17,356
Interest, minority interest and income taxes	(164)	8,552	434	—	8,822
Equity in earnings of subsidiaries, net	8,645	—	—	(8,645)	—
Net income	8,534	4,955	3,690	(8,645)	8,534

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED OCTOBER 31, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$586,591	$73,472	$—	$660,063
Gross profit	—	185,520	37,184	—	222,704
Operating income	323	24,436	4,518	—	29,277
Impairment on marketable securities	2,563	—	—	—	2,563
Interest, minority interest and income taxes	(848)	20,822	(1,987)	—	17,987
Equity in earnings of subsidiaries, net	10,119	—	—	(10,119)	—
Net income	8,727	3,614	6,505	(10,119)	8,727

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations/ Reclassifications	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(15,202)	$(2,386)	$6,415	$4,091	$(7,082)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(69)	(7,552)	(923)	—	(8,544)
Reacquisition of license rights	—	(388)	—	—	(388)
Payment for assets acquired	—	(33,603)	—	—	(33,603)

NET CASH USED IN INVESTING ACTIVITIES	(69)	(41,543)	(923)	—	(42,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	259,915	—	—	259,915
Payments on senior credit facility	—	(211,694)	—	—	(211,694)
Payments on real estate mortgages	—	(324)	(1,000)	—	(1,324)
Purchase of treasury stock	(5,711)	—	—	—	(5,711)
Deferred financing fees	—	(338)	—	—	(338)
Payments on capital leases	(154)	—	—	—	(154)
Payment of loan to minority interest partner	—	—	(598)	—	(598)
Tax benefit from exercise of stock options	1,583	—	—	—	1,583
Intercompany transactions	17,246	(10,259)	(3,103)	(3,884)	—
Proceeds from exercise of stock options	3,823	—	—	—	3,823

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16,787	37,300	(4,701)	(3,884)	45,502
Effect of exchange rate changes on cash and cash equivalents	(1,516)	(192)	(148)	340	(1,516)

Net increase (decrease) in cash and cash equivalents	—	(6,821)	643	547	(5,631)
Cash and cash equivalents at beginning of period	—	8,105	8,727	(3,472)	13,360

Cash and cash equivalents at end of period	$—	$1,284	$9,370	$(2,925)	$7,729

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2007

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations/ Reclassifications	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(9,942)	$41,328	$20,407	$878	$52,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(11,282)	(563)	—	(11,845)
Proceeds on sale of marketable securities	320	—	—	—	320
Purchase of marketable securities	(672)	—	—	—	(672)

NET CASH USED IN INVESTING ACTIVITIES	(352)	(11,282)	(563)	—	(12,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	82,959	154,883	—	—	237,842
Payments on senior credit facility	—	(276,190)	—	—	(276,190)
Payments on real estate mortgages	—	(308)	(66)	—	(374)
Payments on capital leases	(149)	—	—	—	(149)
Tax benefit from exercise of stock options	105	—	—	—	105
Intercompany transactions	(75,273)	92,801	(20,763)	3,235	—
Proceeds from exercise of stock options	688	—	—	—	688

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,330	(28,814)	(20,829)	3,235	(38,078)
Effect of exchange rate changes on cash and cash equivalents	1,964	—	2,154	(2,154)	1,964

Net increase in cash and cash equivalents	—	1,232	1,169	1,959	4,360
Cash and cash equivalents at beginning of period	—	2,648	6,006	(4,140)	4,514

Cash and cash equivalents at end of period	$—	$3,880	$7,175	$(2,181)	$8,874

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2008 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets, the measurement of retirement related benefits and stock-based compensation. We believe that there have been no significant changes to our critical accounting policies during the three and nine months ended October 31, 2008, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2008.

Results of Operations

The following is a discussion of the results of operations for the three and nine months periods of the fiscal year ending January 31, 2009 (“fiscal 2009”) compared with the three and nine months periods of the fiscal year ended January 31, 2008 (“fiscal 2008”).

Results of Operations—three and nine months ended October 31, 2008 compared to three and nine months ended October 31, 2007.

Net sales. Net sales for the three months ended October 31, 2008 were $216.2 million, a decrease of $4.7 million, or 2.1%, from $220.9 million for the three months ended October 31, 2007. This decrease was primarily driven by an increase in sales allowances of approximately $4.0 million, a revenue decline of $4.5 million related to the effect of Chapter 11 filings or liquidations from multiple customers, the reduction of our private label bottoms business, and the reduction of certain brands in our specialty store channels; partially offset by organic growth of several of our platforms— Perry Ellis Collection, swim, golf lifestyle, denim, and Hispanic lines. Additionally, net sales for the third quarter of fiscal 2009 included approximately $5.7 million due to the acquisition of the C&C California and Laundry by Shelli Segal brands during the first quarter of fiscal 2009.

Net sales for the nine months ended October 31, 2008 were $641.4 million, an increase of $9.0 million, or 1.4%, from $632.4 million for the nine months ended October 31, 2007. This increase was primarily driven by several of our growth platforms— Perry Ellis Collection, swim, golf lifestyle, denim, and Hispanic lines. Additionally, net sales for the first nine months of fiscal 2009 included approximately $22.4 million due to the acquisition of the C&C California and Laundry by Shelli Segal brands during the first quarter of fiscal 2009. The increase was partially offset by a planned reduction of $26.0 million in our bottoms private label and replenishment business and the third quarter factors described above.

Royalty income. Royalty income was $6.6 million for the three months ended October 31, 2008 and 2007. Royalty income for the nine months ended October 31, 2008 was $18.7 million, a decrease of $0.4 million, or 2.1%, from $19.1 million for the nine months ended October 31, 2007. The decrease was due primarily to the termination of the Gotcha license in Europe offset by the benefit of new licenses added in the categories of outerwear, fragrances, and dress shirts.

Gross profit. Gross profit was $75.9 million for the three months ended October 31, 2008, a decrease of $1.0 million, or 1.3%, from $76.9 million for the three months ended October 31, 2007. Gross profit was $222.7 million for the nine months ended October 31, 2008, as compared to $216.4 million for nine months ended October 31, 2007, an increase of 2.9%.

As a percentage of total revenue, gross profit margins were 34.1% for the three months ended October 31, 2008, as compared to 33.8% for the three months ended October 31, 2007, an increase of 25 basis points. The improvement in the gross profit percentage was positively impacted by the reduction of the bottom’s private label replenishment programs, improved wholesale margins due to increases in our branded businesses, and the addition of the C&C California and Laundry by Shelli Segal brands. As a percentage of total revenue, gross profit margins were 33.7% for the nine months ended October 31, 2008, as compared to 33.2% for the nine months ended October 31, 2007, an increase of 52 basis points. The improvement in the gross profit percentage came from the factors described above.

Wholesale gross profit margins (which exclude the impact of royalty income) increased to 32.1% for the three months ended October 31, 2008 from 31.8% for the three months ended October 31, 2007. The wholesale gross profit margin percentage increased for the nine months ended October 31, 2008, to 31.8%, as compared to 31.2% for the nine months ended October 31, 2007. These improvements are primarily attributable to the positive impact of the reduction of the bottom’s private label replenishment programs, improved wholesale margins due to increases in our branded businesses, and the addition of the C&C California and Laundry by Shelli Segal brands.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended October 31, 2008 was $59.9 million, an increase of $3.8 million, or 6.8%, from $56.1 million for the three months ended October 31, 2007. As a percentage of total revenues, selling, general and administrative expenses were 26.9% for the three months ended October 31, 2008, as compared to 24.7% for the three months ended October 31, 2007. The increase in selling, general and administrative expenses, on a dollar and percentage basis, is attributed to additional costs related to our continued investment into the retail businesses, as well as certain costs associated with the expansion of the women’s contemporary business.

Selling, general and administrative expenses for the nine months ended October 31, 2008, were $182.5 million, an increase of $18.4 million, or 11.2%, from $164.1 million for the nine months ended October 31, 2007. As a percentage of total revenues, selling, general and administrative expenses were 27.7% for the nine months ended October 31, 2007, as compared to 25.2% for the nine months ended October 31, 2007. The increase in selling, general and administrative expenses, on a dollar and percentage basis, is attributed to additional costs related to our continued investment into the boys, action sports, E-commerce and retail businesses, as well as certain costs associated with the expansion of the women’s contemporary business. Additionally, we made substantial management changes in the UK during fiscal 2009 and are in the process of repositioning our European business, which has caused us to incur additional expenses.

As part of our strategic review process, we have identified selling, general and administrative expense reductions in the $14.0 to $15.0 million range for fiscal 2010. The identified initiatives include: the consolidation of the Tampa bottom’s production department; headcount reduction in the men’s specialty store businesses; reduction in the shared services cost structure and advertising and promotion budget for the men’s specialty store business; restructuring of the Perry Ellis Outlet operations; the annualization of distribution cost savings due to the closing of the Winnsboro distribution center; and a hiring freeze and reduction of travel and other discretionary expenses. Most of the identified expenses in connection with this strategic review are expected to be incurred during the fourth quarter of fiscal 2009. Further savings initiatives within the Strategic Review framework are currently under evaluation.

Depreciation and amortization. Depreciation and amortization for the three months ended October 31, 2008 was $3.6 million, an increase of $0.1 million, or 2.9%, from $3.5 million for the three months ended October 31, 2007. Depreciation and amortization for the nine months ended October 31, 2008, was $10.9 million, an increase of $1.3 million, or 13.5%, from $9.6 million for the nine months ended October 31, 2007. The increase is primarily due to the increase in property and equipment, primarily from our Oracle retail system, and our continued expansion in retail stores.

Impairment on marketable securities. During the three and nine months ended October 31, 2008, we determined that certain marketable securities that were classified as available for sale were deemed to be other than temporarily impaired. Accordingly, an impairment in the amount of approximately $0.6 million and $2.6 million was recognized for the three and nine months ended October 31, 2008.

Interest expense. Interest expense for the three months ended October 31, 2008 was $4.4 million, an increase of $0.3 million, or 7.3%, from $4.1 million for the three months ended October 31, 2007. The slight increase in interest expense during the third quarter is primarily attributable to the increase of the average balance in our senior credit facility partially offset by lower interest rates. Interest expense for the nine months ended October 31, 2008 was $13.1 million, a decrease of $0.8 million, or 5.8%, from $13.9 million for the nine months ended October 31, 2007. The overall decrease in interest expense is primarily attributable to the overall reduction of the average balance and average rate in our senior credit facility for the nine months ended October 31, 2008. We began the first fiscal quarter of 2009 with no borrowings on our senior credit facility and ended the third quarter with $48.2 million as of October 31, 2008.

Income taxes. The income tax provision for the three months ended October 31, 2008, was $2.2 million, a $2.4 million decrease as compared to $4.6 million for the three months ended October 31, 2007. For the three months ended October 31, 2008, our effective tax rate was 30.0% as compared to 34.9% for the three months ended October 31, 2007. The primary reason for the decrease in the effective tax rate was due to our increase in international operations, as a percentage of total consolidated taxable income, which experience a lower tax rate.

Our income tax provision for the nine months ended October 31, 2008, was $4.3 million, a $5.9 million decrease as compared to $10.2 million for the nine months ended October 31, 2007. For the nine months ended October 31, 2008, our effective tax rate was 31.6% as compared to 35.3% for the nine months ended October 31, 2007. The decrease in the tax rate is attributed to the total amount of unrecognized tax benefits decreasing during the first nine months of fiscal 2009, our increase in international operations, which experience a lower tax rate and the adjustment of our Federal net operating losses and the associated deferred tax asset during the nine months ended October 31, 2008.

Net income. Net income for the three months ended October 31, 2008 was $5.0 million, a decrease of $3.5 million, or 41.2%, as compared to $8.5 million for the three months ended October 31, 2007. Net income for the nine months ended October 31, 2008 was $8.7 million, a decrease of $9.6 million, or 52.5%, as compared to net income of $18.3 million for the nine months ended October 31, 2007. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations, acquisitions and capital expenditures. We believe that as a result of the growth in our business, our working capital requirements will increase during the last quarter of the fiscal year, as a result of planned increases in sales. As of October 31, 2008, our total working capital was $247.5 million as compared to $217.9 million as of January 31, 2008. We believe that our cash flows from operations and available borrowings under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets which have a net book value of $28.2 million at October 31, 2008, have a higher market value. These real estate assets provide us with additional capital resources. Additional borrowings against these real estate assets, however would be subject to certain loan to value criteria established by lending institutions. Currently we have mortgage loans on these properties totaling $25.2 million.

Net cash used in operating activities was $7.1 million for the nine months ended October 31, 2008, as compared to cash provided by operating activities of $52.7 million for the nine months ended October 31, 2007. The decrease of $59.8 million in the level of cash provided by operating activities for the nine months ended October 31, 2008, as compared to the nine months ended October 31, 2007, is primarily attributable to a decrease in net income of $9.6 million, an increase in accounts receivable of $14.0 million, an increase in prepaid income taxes of $8.2 million, and the reduction of accounts payable, accrued expenses and other liabilities in the amount of $22.1; partially offset by a decrease in inventory of $16.7 million due to tighter controls in inventory planning and an anticipated reduction in certain replenishment programs. For the nine months ended October 31, 2007, accounts receivable decreased $10.4 million, inventory decreased $17.1 million, and unearned revenues increased $16.8 million; these amounts were offset by the reduction of accounts payable, accrued expenses and other liabilities in the amount of $17.9 million.

Net cash used in investing activities was $42.5 million for the nine months ended October 31, 2008, as compared to cash used in investing activities of $12.2 million for the nine months ended October 31, 2007. The net cash used during the first nine months of Fiscal 2009 primarily reflects the purchase of property and equipment in the amount of $8.5 million and the acquisition of the C&C California and Laundry by Shelli Segal brands and inventory for $33.6 million, as compared to net cash used in the amount of $12.2 million during the same period in Fiscal 2008 for the net purchase of marketable securities and property and equipment. We anticipate capital expenditures during fiscal 2009 of $12 million in technology and systems, retail stores, and other expenditures.

Net cash provided by financing activities for the nine months ended October 31, 2008, was $45.5 million, as compared to net cash used in financing activities for the nine months ended October 31, 2007 of $38.1 million. The net cash provided during the first nine months of Fiscal 2009 primarily reflects the net borrowings on our senior credit facility of $48.2 million and the proceeds received from the exercise of stock options of $3.8 million, offset by the payments of $1.3 million on our mortgages, purchase of treasury stock of $5.7 million and a payment of a loan to a minority interest partner of $0.6 million. The net cash used in financing activities for the nine months ended October 31, 2007, primarily reflects the net payments on our senior credit facility of $38.3 million. The use of cash was offset by proceeds received from the exercise of stock options of $0.7 million. In September 2008, the Board of Directors extended the stock repurchase program, which authorizes us to repurchase up to $20 million of our common stock for cash over the next twelve months. Although the Board of Directors allocated a maximum of $20 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis. Purchases under this plan have amounted to $9.8 million through October 31, 2008.

Acquisitions

On February 4, 2008, we completed the acquisition of the C&C California and Laundry by Shelli Segal brands and related assets from Liz Claiborne Inc. The acquisition was financed through existing cash and borrowings under our existing credit facility. The transaction was valued at $34.0 million.

Senior Credit Facility

In October 2008, we amended our senior credit facility. In connection with the amendment, we paid approximately $338,000 in financing fees. These fees will be amortized over the term of our senior credit facility. The following is a description of the terms of our senior credit facility with Wachovia Bank, National Association, et al, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $125 million with the opportunity to increase this amount in $25 million increments up to $200 million; (ii) the inventory borrowing limit is $75 million; (iii) the sublimit for letters of credit is up to $40 million; (iv) the amount of letter of credit facilities available outside of the facility is $110 million and (v) the outstanding balance is due at the maturity date of February 1, 2012.

Certain Covenants. The senior credit facility contains certain covenants, which, among other things, requires us to maintain a minimum EBITDA if availability falls below a certain minimum. It may restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We are prohibited from paying cash dividends under these covenants. We are not aware of any non-compliance with any of our covenants under the senior credit facility. We could be materially harmed if we violate any covenants as the lenders under the senior credit facility could declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, the lenders could proceed against our assets. In addition, a violation could also constitute a cross-default under the indenture and mortgage, resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Borrowing Base. Borrowings under our senior credit facility are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to the lesser of either (1) the sum of (a) 85.0% of eligible receivables plus (b) 85.0% of its eligible factored accounts receivables up to $10.0 million plus (c) the lesser of (i) the inventory loan limit of $75 million, or (ii) the lesser of (A) 65.0% of eligible finished goods inventory, or (B) 85.0% of the net recovery percentage (as defined in the senior credit facility) of eligible inventory, or (2) the loan limit; and in each case minus (x) 35.0% of the amount of outstanding letters of credit for eligible inventory, (y) the full amount of all other outstanding letters of credit issued pursuant to the senior credit facility which are not fully secured by cash collateral, and (z) licensing reserves for which we are the licensee of certain branded products.

Interest. Interest on the principal balance under our senior credit facility accrues, at our option, at either (a) the greater of Wachovia’s prime lending rate or the Federal Funds rate; plus  1/2% plus a margin spread based upon the sum of our quarterly average excess availability plus excess cash or (b) the rate quoted by Wachovia as the average monthly Eurodollar Rate for 1-month Eurodollar deposits with 200 to 275 basis point adjustments depending upon the sum of our quarterly average excess availability plus excess cash at the time of borrowing.

Security. As security for the indebtedness under the senior credit facility, we granted the lenders a first priority security interest in substantially all of our existing and future assets other than our trademark portfolio and real estate owned, including, without limitation, accounts receivable, inventory, deposit accounts, general intangibles, equipment and capital stock or membership interests, as the case may be, of certain subsidiaries.

Letter of Credit Facilities

As of October 31, 2008, we maintained five U.S. dollar letter of credit facilities totaling $130.0 million, one letter of credit facility totaling $3.1 million utilized by our Canadian joint venture, and one letter of credit facility totaling $0.8 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. As of October 31, 2008, there was $114.6 million available under existing letter of credit facilities.

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

Certain Covenants. The indenture governing the senior subordinated notes contains certain covenants which restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We are not aware of any non-compliance with any of the covenants in this indenture. We are prohibited from paying cash dividends under these covenants. We could be materially harmed if we violate any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, the letter of credit facilities, and the real estate mortgage loan resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Real Estate Mortgage Loans

In fiscal 2003, we acquired our main administrative office, warehouse and distribution facility in Miami and partially financed the acquisition of the facility with an $11.6 million mortgage loan. The real estate mortgage loan contains certain covenants. We are not aware of any non-compliance with any of our covenants under the real estate mortgage. We could be materially harmed if we violate any covenants because the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indenture relating to our senior subordinated notes resulting in all our of debt obligations becoming immediately due and payable, which we may not be able to satisfy. Interest is fixed at 7.123%. On August 18, 2008, we executed an extension commitment of the real estate mortgage loan extending the maturity until July 1, 2010.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and nine months ended October 31, 2008.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2008 in timely alerting them to material information required to be included in our periodic SEC filings, that information required to be disclosed by us in these periodic filings was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	Legal Proceedings

In January 2007, Victory International (USA) LLC (“Victory”) filed a lawsuit against us and other named defendants alleging fraud and interference with contract and other violations, in connection with our rejection of consent to the request by Parlux Fragrances, Inc. to assign the Perry Ellis fragrance license to Victory. On August 8, 2008, we and Victory stipulated to the dismissal with prejudice of all claims and counterclaims that were or could have been asserted against each other in the action, with each party to bear its own attorneys’ fees and costs.

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

Perry Ellis International, Inc.

December 8, 2008	By:	/S/ THOMAS D’AMBROSIO
Thomas D’Ambrosio, Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.