Form 10-K
period 2009-01-31
PERRY ELLIS INTERNATIONAL INC
filed 2009-04-09
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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

Common Stock, par value $.01 per share

(Title of each class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $247,002,744 (as of July 31, 2008).

The number of shares outstanding of the registrant’s Common Stock is 13,517,281 (as of April 7, 2009).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

Portions of the Company’s Proxy Statement for the 2009 Annual Meeting—Part III

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

FORWARD-LOOKING STATEMENTS

We caution readers that this report and the portions of the proxy statement incorporated by reference into this report include “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “intend,” “plan,” “envision,” “continue,” “intend,” “target,” “contemplate,” or “will” and similar words or phrases or comparable terminology. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are as set forth below and in various places in this report and in the portions of the proxy statement incorporated by reference, including under the headings Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. These factors include:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers or programs,

•	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future retail and wholesale consolidation,

•	recent and future economic conditions, including turmoil in the financial and credit markets,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	our ability to contain costs,

•	disruptions in the supply chain,

•	our future capital needs and our ability to obtain financing,

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses,

•	our ability to predict consumer preferences and changes in fashion trends and consumer acceptance of both new designs and newly introduced products,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	changes in the costs of raw materials, labor and advertising,

•	our ability to carry out growth strategies including expansion in international and direct to consumer retail markets,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	exposure to foreign currency risk and interest rate risk,

•	possible disruption in commercial activities due to terrorist activity and armed conflict, and

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

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

Overview

We are one of the leading apparel companies in the United States. We manage a portfolio of major brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution in over 15,000 selling doors. Our portfolio of highly recognized brands includes the Perry Ellis ® family of brands, which we estimate together generate over $1.5 billion in annual retail sales, Axis ®, Tricots St. Raphael ®, Jantzen ®, John Henry ®, Cubavera ®, the Havanera Co.®, Natural Issue ®, Munsingwear ®, Grand Slam ®, Original Penguin ® by Munsingwear ® (“Original Penguin”), Mondo di Marco ®, Redsand ®, Pro Player ®, Manhattan ®, Axist ®, Savane ®, Farah ®, Gotcha ®, Girl Star ®, MCD ®, Laundry by Shelli Segal ® and C&C California ®. We also (i) license the Nike® brand for swimwear and swimwear accessories, (ii) license the JAG ® brand for men’s and women’s swimwear and cover-ups, (iii) license the Callaway Golf® brand for golf apparel, (iv) license the PGA TOUR ® brand, including Champions Tour, for golf apparel, (v) are a licensee for PING ® golf apparel, and (vi) a licensee for Dockers ® outerwear.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate wear market, as well as clubs and independent retailers in the United States, Canada, the United Kingdom and Europe. Our largest customers include Kohl’s Corporation (“Kohl’s”), Macy’s, Inc. (“Macy’s”), Dillard’s Inc. (“Dillard’s”), Wal-Mart Stores, Inc. (“Wal-Mart”), and J.C. Penney Company (“J.C. Penney”). As of March 1, 2009, we also operated 46 Perry Ellis retail outlet stores located primarily in upscale retail outlet malls across the United States as well as 6 Original Penguin retail stores located in upscale demographic markets in the United States. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through 2 worldwide, 33 domestic, and 89 international license agreements.

Our wholesale business, which is comprised of men’s and women’s sportswear, swimwear and swimwear accessories, accounted for 97% of our total revenues in fiscal 2009 and, our licensing business accounted for approximately 3% of our total revenues in fiscal 2009. We have traditionally focused on the men’s sportswear market, which represented approximately 87% of our total revenues in fiscal 2009, while our women’s dresses and casual sportswear and men’s and women’s swimwear markets represented approximately 13% of our total revenues in fiscal 2009. Finally, our U.S. based business represents approximately 92% of total revenues, while our foreign operations represented 8% for fiscal 2009.

Our licensing business is a significant contributor to our operating income. We license the brands we own to third parties for the manufacturing and marketing of various products in distribution channels and countries in which we do not distribute those brands, including men’s and women’s apparel and footwear, men’s suits, underwear, loungewear, outerwear, fragrances, eyewear and accessories. These licensing arrangements heighten the overall awareness of our brands without requiring us to make capital investments or incur additional operating expenses.

We employ a three-dimensional strategy in the design, sourcing, marketing and licensing of our products that focuses on diversity of brands, products and distribution channels. Through this strategy, we provide our products to a broad range of customers, which reduces our reliance on any single distribution channel, customer, or demographic group and minimizes competition among our brands.

Diversity of Brands. We maintain a portfolio of 30 highly recognized brands that we either own or license. We are focused on brands that appeal to fashion conscious consumers across all income levels. We design, source, market and license most of our products on a brand-by-brand basis targeting distinct consumer demographic and lifestyle profiles. For example, we market the Perry Ellis and Original Penguin brands to higher-income consumers and market the Grand Slam, John Henry and the Havanera Co. brands to middle-income consumers. We also market brands that target women both through our recent acquisitions of Laundry by Shelli Segal and C&C California brands, and through our family of swimwear products, which include Jantzen, Nike, JAG and Perry Ellis.

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

Diversity of Distribution Channels. We market our products through all major levels of retail distribution, which allows us to reach a broad range of consumers in the United States, Canada, the United Kingdom and Europe. We distribute through department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate wear market, as well as other independent retailers in the United States, Canada and the United Kingdom. Our products are distributed through over 15,000 doors at some of the nation’s leading retailers, including Kohl’s, Macy’s, Dillard’s, Wal-Mart, and J.C. Penney.

The following table illustrates the current diversity of the brands and products we produce and market and their respective distribution channels:

Distribution Channels	Sportswear	Bottoms/ Jeans Wear	Golf	Action Sportsbrands/Swim
Luxury Stores	Original Penguin Tricots St. Raphael Axis Laundry by Shelli Segal C&C California	Original Penguin	Callaway Golf PING

Department Stores	Perry Ellis Perry Ellis Portfolio Savane Cubavera Laundry by Shelli Segal	Perry Ellis Perry Ellis Portfolio Savane Store Brands	Callaway Golf PGA TOUR Champions Tour PING	Perry Ellis Nike Swim Jantzen Redsand MCD JAG

Chain Stores	Natural Issue The Havanera Co. Axist John Henry	Natural Issue Store Brands Axist	PGA TOUR Pro Player Grand Slam	Nike Swim Gotcha Girl Star JAG

Mass Merchants	Store Brands	Store Brands	Store Brands

Green Grass/Corporate (1)	Cubavera		Callaway Golf PGA TOUR PING

Specialty Stores	C&C California Laundry by Shelli Segal			Jantzen Nike Swim Gotcha MCD Redsand JAG

International(2)	Original Penguin Manhattan Mondo di Marco Farah Laundry by Shelli Segal	Original Penguin Farah	Grand Slam	Jantzen

Direct Retail	Original Penguin Perry Ellis	Original Penguin Perry Ellis		Original Penguin

(1)	This channel includes high-end and specialty golf shops and resorts.
(2)	This channel includes Company operated retail stores and concession locations.

Our Competitive Strengths

We believe that our competitive strengths position us to capitalize on several trends that have affected the apparel industry in recent years. These trends include:

•	the consolidation of the department and chain store distribution channels into a smaller number of larger retailers,

•

the increased dependence of larger retailers on reliable, financially secure, suppliers who have design expertise, advanced systems and technology, and the ability to quickly meet changing consumer tastes,

•	the continued importance of strong brands as a source of product differentiation.

We believe that we have the following competitive strengths in our industry:

Diversified product offering and distribution model. We market a diverse array of products under our numerous brands at multiple price points and across multiple levels of retail distribution. Our menswear offerings include casual sportswear and bottoms, dress shirts and pants, jeans wear, golf apparel, sweaters, sports apparel, swimwear and swim accessories, active wear, outerwear and leather accessories. Our women’s wear offerings include dresses, sportswear, swimwear, and swim accessories. Our products are distributed through over 15,000 doors at luxury stores, department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate wear market and independent retailers in the United States and Canada. We have successfully expanded product and brand distribution in the United Kingdom and Europe, and believe opportunities exist for further international expansion of our brand base. As of March 1, 2009, we also operated 46 Perry Ellis retail outlets and 6 Original Penguin retail stores and believe opportunity exists to further expand our retail store base. Our diversified product offerings and distribution model reduce our reliance on any one product, demographic group, merchandise preference or distribution channel and minimizes competition among our brands.

Portfolio of nationally and internationally recognized brands. We currently own or license a portfolio of 30 brands, which enjoy high recognition within their respective consumer segments. We believe that these brands have built a loyal following of fashion-conscious consumers and retailers who desire high quality, well-designed products. We license the Callaway Golf, Nike, JAG, PING, Champions Tour, PGA TOUR and Dockers brands, which we believe are highly recognizable brands within their various product categories. We also license several of our brands to third parties for products in distribution channels and countries in which we do not distribute those brands. We believe that brand recognition is critical in the apparel industry, where strong brand names help define consumer preferences and drive selling space at retailers.

Strong relationships with our retailers. We believe that our established relationships with retailers allow us to maximize the selling space dedicated to our products, monitor our brand presentation and merchandising selection, and proactively introduce new brands and products. Because of our quality brands and products, dedication to customer service, design expertise and sourcing capabilities, we have developed and maintained long-standing relationships with our largest customers, including Dillard’s (over 25 years), Macy’s (over 25 years), J.C. Penney (over 25 years), Wal-Mart (18 years), and Kohl’s (15 years).

Solid licensing capabilities and relationships. We license many of the brands we own, and, as a result, have gained experience in identifying potential licensing opportunities. We have established relationships with many licensees and believe these relationships provide opportunities to grow our revenues and earnings. Our brands are solidly positioned in retail outlets at all major levels of retail distribution and have increased our exposure nationally and internationally. We believe that our broad portfolio of brands also appeals to licensees because it gives licensees the opportunity to sell their products into different distribution channels. For example, a manufacturer of women’s leather bags might license the Laundry by Shelli Segal brand to enter the luxury store channel. By licensing our owned brands, we offer consumers a complete product assortment by brand. We also coordinate our marketing efforts with licensees, thereby maximizing exposure for our brands and our return on investment.

Sophisticated global low-cost sourcing capabilities. We have sourced our products globally for over 40 years and employ sophisticated logistics and supply chain management systems to maintain maximum flexibility. Our network of worldwide company owned sourcing offices and some agents enables us to meet our customers’ needs in an efficient and high quality manner without relying on any one vendor, factory, or country. In fiscal 2009, based on the total units, we sourced our products from Asia (75%), the Americas (12%) and the Middle East (13%). We maintain a staff of experienced sourcing professionals in five offices in China (including Hong Kong), as well as in the United States, South Korea, Taiwan, Vietnam, and Bangladesh. Our sourcing offices closely monitor our suppliers and provide strict quality assurance analyses that allow us to consistently maintain our high quality standard for our customers. We have a compliance department that works closely with our quality assurance staff to ensure that our sourcing partners comply with Company-mandated and country-specific labor and employment regulations. We believe that sourcing our products overseas allows us to manage our inventories more effectively while avoiding capital investments in production facilities. Because of our sourcing experience, capabilities and relationships, we believe that we are well positioned to take advantage of the changing textile and apparel quota environment.

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

During 2007, we upgraded our PerrySolutions in-house software, with an Oracle Retail system (formally known as Retek and Profit Logic), which enhances our sales planners’ ability to manage our retail customers’ inventory at the SKU level. This new system helps maximize the sales and margins of our products by increasing inventory turns for the retailer, which in turn reduces our product returns and markdowns and increases our profitability. We use both PerrySolutions and Oracle Retail during the assortment planning process to allocate the correct quantities for the initial rollout of product at retail.

Proven ability to integrate acquisitions. Since 1993, we have been successful in selectively acquiring, managing, developing and positioning 30 highly recognized brands within our business, including Munsingwear (1996), Perry Ellis (1999), John Henry (1999), Manhattan (1999), Jantzen (2002), the brands owned by Perry Ellis Menswear, LLC and Redsand (2003), Farah and Savane (2005), the action sports Gotcha, Girl Star and MCD brands (2005/2006) and the women’s contemporary brands, Laundry by Shelli Segal and C&C California (2008).

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

Experienced management team. Our senior management team averages more than 30 years in the apparel industry and has extensive experience in growing and rejuvenating brands, structuring licensing agreements, and building strong relationships with global suppliers and retailers. In addition, George Feldenkreis, our chairman and chief executive officer, and Oscar Feldenkreis, our vice chairman, president and chief operating officer, renewed and extended their employment agreements through January 31, 2013.

Our Business Strategy

Our strategy is to continue to pursue our three-dimensional approach by developing and enhancing our portfolio of brands, increasing the scope of our product offerings and expanding distribution for our brands, while continuing our focus on growth and profitability through the execution of the following strategies:

Continue to strengthen the competitive position and recognition of our brands. We intend to continue enhancing the recognition of our brands by aggressively marketing them to both consumers and retailers. We manage each brand individually, developing a distinct brand and marketing strategy for every product category and distribution channel. We participate in cooperative advertising in print and broadcast media, as well as market directly to consumers through billboards, event sponsorships, celebrity sponsorships, special event advertisements, online through our e-commerce platform and viral marketing initiatives, and advertisements in selected periodicals. In addition, we continue to have a strong presence at trade shows, such as “M.A.G.I.C.” in Las Vegas, Market Week in New York, PGA in Orlando, Bread and Butter in Spain and golf, surf and swim shows and events throughout the world. Licensing our brands to third parties also enhances brand recognition by providing increased customer exposure domestically and internationally, as well as opportunities for future product extensions.

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

•

We re-introduced the Original Penguin brand in fiscal 2003, to target both Generation X and Generation Y, who are suburban upper-middle class. The product line is primarily sold at upscale department and upper tier specialty stores, as well as in six of our own upscale retail locations, and includes apparel, shoes and accessory items. We believe this brand has significant growth opportunities as we expand our product categories into premium denim and women’s sportswear and dresses, as well as expanding our distribution to include an increasing number of direct retail store locations.

•

With the acquisition of the Laundry by Shelli Segal and C&C California brands, we significantly strengthened our position in women’s contemporary in the United States. We see opportunity for the production of swimwear lines for these brands. We also see increased potential by licensing out accessories, footwear and fragrances.

•

With the acquisition of the Gotcha, Girl Star and MCD brands, coupled with the growth of our Redsand brand, we will continue to pursue ways to increase our penetration of the action sportsbrand category.

•

We are a top producer of golf lifestyle products with multiple brands including Callaway Golf, PGA TOUR, Grand Slam, Champions Tour and PING, across multiple distribution channels and look for further expansion in this area. We added Callaway Golf to our portfolio of golf, during March 2009, which allows us to leverage our design and sourcing capabilities as we distribute for Callaway.

•

We expect to increase the presence of our brands in Europe utilizing our United Kingdom subsidiary. Farah brand bottoms currently hold the top market share position in the United Kingdom and we successfully introduced the Original Penguin brand on a pan European basis in fiscal 2007. We look to generate further expansion of Original Penguin and of our other brands internationally.

•

We are focused on several initiatives to increase our direct to consumer sales, including further expansion of our Original Penguin full-priced retail, our Perry Ellis retail outlet stores, launching Original Penguin retail outlet stores and our continued launch of E-commerce web sites.

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

Pursue strategic acquisitions and opportunities. We intend to continue our strategy of making selective disciplined acquisitions to expand our portfolio of brands and add new product categories as the industry continues to follow the consolidation trend of our retailer partners. We will continue to internally develop new brands and logical extensions of existing brands as opportunities in the marketplace arise. We intend to pursue acquisition opportunities in a disciplined and opportunistic manner as they become available and focus on products or categories that have high consumer awareness and are difficult to duplicate from a technical or logistical standpoint. Since our initial public offering in 1993, we have acquired, or obtained licenses for several brands, including Munsingwear, Perry Ellis, John Henry, Manhattan, Jantzen, JAG, Nike, Mondo di Marco, Axis, Tricots St. Raphael, Redsand, Pro Player, PGA TOUR, Savane, Farah, PING, Champions Tour, Gotcha, Girl Star, MCD, Dockers, Laundry by Shelli Segal, C&C California, and most recently Callaway Golf. We believe that our history of selectively acquiring under-marketed or under-performing brands and incorporating them into our efficient infrastructure generates a superior return on investment for us.

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

On February 4, 2008, we completed the acquisition of Laundry by Shelli Segal and C&C California brands from Liz Claiborne Inc. (“Liz Claiborne”) for $34.0 million, including all rights, titles, interests, tangible and intangible assets, and $10.1 million of inventory. We funded this acquisition through our senior credit facility.

In March 2009, we entered into a licensing agreement with Callaway Golf Company to design, manufacture and distribute Callaway golf and sportswear apparel in the United States.

Brands

In fiscal 2009, approximately 83% of our net sales were from branded label sales as compared to 81% in fiscal 2008. We currently own 23 and license 7 nationally and internationally recognized brands and the products are sourced for and sold throughout all major levels of retail distribution. Our owned brands include the Perry Ellis family of brands, Axis, Tricots St. Raphael, Jantzen, John Henry, Cubavera, the Havanera Co., Natural Issue, Munsingwear, Grand Slam, Original Penguin, Mondo di Marco, Redsand, Pro Player, Manhattan, Axist, Savane, Farah, Gotcha, Girl Star and MCD, Laundry by Shelli Segal and C&C California. We have developed over 42 sub-brands from these brands, including Perry Ellis America and Southpoint. We also distribute the Nike, JAG, Champions Tour, PGA TOUR, Callaway Golf, PING and Dockers brands under license arrangements.

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

Perry Ellis. The Perry Ellis, Perry Ellis Portfolio and Perry Ellis America brands together generate over $1.5 billion in worldwide annual retail sales. Perry Ellis proposes a lifestyle inspired by a witty vision of American Sportswear updated to address current trends, and does so with a strong focus on quality, value, comfort and innovation. The Perry Ellis lifestyle appeals primarily to higher-income, fashion conscious, professional men. The Perry Ellis branded products are sold in upscale and major department stores, both domestic and international, as well as online at www.perryellis.com and at branded stores. We also license the Perry Ellis brand to third parties for a wide variety of apparel and non-apparel products. We have recently signed licensing arrangements for footwear, home, outerwear, neckwear, luggage, dress shirts and tailored clothing.

Axis and Axist. The look and feel of Axis is inspired by the casual yet spirited energy of the West Coast lifestyle. The collection’s ‘modern-yet-casual’ wovens, knits, sweaters, blazers and bottoms are characterized by exceptionally soft fabrics and garment details which utilize interesting aging and washing techniques. Carried in luxury and regional department stores around the country, the label was established in the 1980s and has continuously defined casual “trend right” sportswear for the upper-tier market. The Axist brand appeals to a value-conscious consumer and is exclusively sold at Kohl’s.

C&C California. Based in Los Angeles, C&C California was founded in 2003, creating vintage-inspired tees from ultra-soft cotton in a wide range of exuberant colors. C&C California now designs and markets sportswear collections for women and men, including woven tops, bottoms and premium cashmere sweaters. With a cult celebrity fan base the label is known for its soft-handed, quality fabrics. C&C California creates sophisticated, chic, California inspired apparel with an emphasis on refined sexiness, comfort and subtle detailing in vibrant colors, targeting the fashion conscious customer, regardless of age. C&C California is distributed through specialty retailers, luxury department stores and its own website www.candccalifornia.com.

Laundry by Shelli Segal. Laundry by Shelli Segal, founded in 1988, has been a leader in the contemporary dress market for over 20 years. The label is a reflection of the “LA Girl” – feminine and contemporary with a fun and flirty attitude, always demanding the next fashion statement. Laundry by Shelli Segal offers must-have clothes for a 24/7 lifestyle, from work to play, bringing luxury and creating fashion forward designs for the consumer in the know. Sought after by fashionistas and Hollywood A-listers alike, the label attracts multiple celebrities. The brand is available in premium department stores and luxury specialty retailers, as well as internationally in the UK, Greece, Mexico, Singapore and the Philippines.

Original Penguin. We re-introduced the Original Penguin brand with its signature penguin icon logo in fiscal 2003, which is a lifestyle product for the Generation X and Y men in the urban and suburban upper-middle class. The Original Penguin lifestyle re-defines the terms geek-chic and eccentric preppy with a strong focus on Americana and vintage inspired looks. The line offers a complete array of products updating the looks that its targeted consumers’ fathers loved to wear. The product line is sold worldwide at upscale department and upper tier specialty stores and includes apparel, shoes and accessory items. The brand is also sold through 6 full priced stand-alone stores in the USA and several international flagships in Great Britain, South Africa, Argentina, Chile and the Philippines. It is also sold online at www.originalpenguin.com.

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

Cubavera, the Havanera Co. and Centro. The Cubavera, Havanera Co. and Centro brands appeal to a multicultural consumer. The collections are designed with cross generational and crossover appeal while embracing the Hispanic lifestyle. Cubavera is currently sold in major department stores as well as specialty stores around the country, while the Havanera Co. and Centro brands are sold exclusively at J.C. Penney and Kohl’s respectively. Cubavera is also sold on line at www.cubavera.com.

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

Farah. Farah brand bottoms currently hold a large market share position in the United Kingdom, appealing to comfort and value-minded men. Its products are distributed in department stores, specialty stores, discount club markets, and through mail order.

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

Gotcha. Launched in 1978 from a Laguna Beach, California garage, Gotcha transformed the surf market through its incredible product, advertising, events and athletes. Gotcha celebrated its 30th anniversary as an action sports leader in 2008. Marketed as an accessible California youth lifestyle brand and widely distributed to mid-tier and action sports accounts. Gotcha is sold in over twenty countries across five continents.

Redsand. Rooted in the coastal lifestyle of Southern California, the independent spirit of this brand is influenced by a passion for surf, travel, music, and art. With an organic sensibility, creative details and a timeless look, Redsand is designed to inspire self-expression.

Pro Player. Pro Player is an active sports brand with unisex and cross-generational appeal. The brand is committed to innovative design and quality fabrics, and appeals to health conscious individuals who enjoy a variety of indoor and outdoor sporting activities. The brand is sold at national and regional chain and sporting goods stores.

Girl Star. Girl Star is a Juniors swimwear brand relaunched during fiscal 2008 with placement in better department stores and specialty accounts.

MCD. MCD delivers authentic California street wear design to progressive youth consumers, focusing on action sports specialty market.

Manhattan. The Manhattan brand’s dress casual apparel features an accessible price point and is sold primarily to mass merchants and upscale specialty stores.

Tricots St. Raphael. Throughout 30 years Tricots St. Raphael has built a reputation of luxury and sophistication. Impeccably designed sweaters and knits provide discerning men with distinctive patterns and a rich harmony of colors to outfit their refined lifestyle. Sportswear and sweaters are sold primarily at upscale department stores.

Mondo di Marco. The Mondo di Marco collection represents the essence of its Italian heritage with a modern sportswear approach and appeals to status-driven men. The brand is sold at upscale department stores and upper tier specialty stores.

PGA TOUR and Champions Tour. We are the exclusive U.S. men’s apparel licensee for the PGA TOUR and Champions Tour brands for department and chain store channels of distribution. This license was originally acquired in 2004 and has recently been extended through 2012. The PGA TOUR features the game’s biggest names and most competitive players in the world. The official season is covered in virtually every major market in North America with hundreds of thousands of on-site fans and millions of television viewers worldwide. The brand is sold to mid-tier department stores and sporting good stores. Our agreement with the PGA TOUR also includes the rights to sell apparel under the Champions Tour label. The Champions Tour showcases the most accomplished and revered players in golf. Formerly called the Senior PGA TOUR, the Champions Tour has been labeled the most successful senior sports venture in history. Champions Tour apparel is sold with two exclusive partners – at department stores with Macy’s and in the off-course golf channel with Edwin Watts. Products under both the PGA TOUR and the Champions Tour label include golf shirts, outerwear, sweaters, pants and shorts.

Nike. We are the swimwear licensee in the USA, Canada and Mexico for Nike, the world’s leading sports and fitness company, to design, market and distribute men’s, women’s and children’s competitive and active swimwear, as well as swim related apparel and accessories. Nike swim products are sold throughout team dealers, sporting goods, better specialty and department stores. The current agreement runs through May 2011.

Jag. We acquired the license for Jag in 2006. This brand has been a major player in the swimwear arena for the past two decades, Jag swimwear is intended for an active woman seeking functionality and style from her swimwear. It is sold in major department stores, national chains and specialty stores. The current agreement runs through June 2011 with an option for an automatic extension until 2014.

Callaway Golf. We became the official apparel licensee of Callaway Golf Company in March 2009. We have licensed the use of the Callaway Golf trademark to design, source and sell Callaway Golf brand apparel in the United States. The Callaway Golf apparel men’s collection and sport range includes classic and fashion lines featuring knit and woven shirts, pullovers, jackets, sweaters, vests, pants, shorts, headwear and accessories. The collection range designs focus on sophisticated styling using luxury fabrics while the sport range designs aim to appeal to the active consumer. The agreement runs through December 31, 2014.

Dockers. We have a license agreement with Levi Straus & Co. to manufacture and distribute men’s cloth outerwear in the United States through June 2009 and will thereafter focus our attention to Mexico. The line includes men’s jackets, coats and synthetic fleece.

PING. We are the worldwide master licensee for men’s, boys’ and ladies apparel for PING golf brand, through December 2009.

Private Label. In addition to our sales of branded products, we sell products to retailers for sale under the labels of their own store lines. We sell private label products to Kohl’s, Dillard’s, J.C. Penney, Sears, BJ’s Wholesale Club, Stein Mart, Inc. and Wal-Mart. Private label sales generally yield lower gross margins than sales of comparable branded products. Private label sales accounted for approximately 17% and 19% of our net sales during fiscal 2009 and 2008, respectively. The majority of our fiscal 2009 private label sales related to our bottoms product category, which utilizes our production and replenishment expertise.

Products and Product Design

We offer a broad line of high quality men’s casual sportswear, dress shirts and pants, jeans wear, golf apparel, sweaters, sports apparel, outerwear, swimwear and swim accessories, active wear and leather accessories. Our women’s wear offerings include dresses, casual sportswear, swimwear and swim accessories. Substantially all of our products are designed by our in-house staff utilizing our advanced computer-aided design technology. This technology enables us to produce computer-generated simulated samples that display how a particular style will look in a given color and fabric before it is actually produced. These samples can be printed on paper or directly onto fabric to accurately present the colors and patterns to a potential customer. In addition, we can quickly alter the simulated sample in response to our customers’ needs, such as change of color, print layout, collar style and trimming, pocket details and/or placket treatments. The use of computer-aided design technology minimizes the time-consuming and costly need to produce actual sewn samples prior to retailer approval, allows us to create custom-designed products meeting the specific needs of customers and reduces a product’s time to market, from conception to the delivery of the product to customers.

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

Our products include:

Tops. We offer a broad line of sport shirts, dress shirts, sweaters, fleece, outerwear and jackets. This includes cotton and cotton-blend printed, yarn-dyed and solid knit shirts, cotton woven shirts, silk, cotton and rayon printed button front sport shirts, linen sport shirts, golf shirts, and embroidered knits and woven shirts. Our shirt line also includes dress shirts, dress casual shirts, brushed twill shirts, jacquard knits and yarn-dyed flannels. Additionally, we are one of the leading distributors of guayabera-style shirts in the United States. We market shirts under a number of our own brands as well as the private labels of our retail customers. Our tops are produced in a wide range of men’s sizes, including sizes for the big and tall men’s market. Sales of tops accounted for approximately 45%, 47% and 44% of our net sales during fiscal 2009, 2008, and 2007, respectively. The decrease from fiscal 2008 to fiscal 2009 is due to our exiting of the Perry Ellis wholesale dress shirt business and licensing out that portion of the business. The increase from fiscal 2007 to fiscal 2008 is due to our success in our Golf and Hispanic lifestyle brands whose collections are mainly comprised of shirts and outerwear.

Bottoms. Our bottoms line includes a variety of styles of wool, wool-blend, linen and polyester/rayon dress pants, casual pants in cotton and polyester/cotton and linen/cotton walking shorts. We market our bottoms as single items or as a collection to complement our shirt lines. Sales of bottoms accounted for approximately 38%, 40% and 45% of our net sales during fiscal 2009, 2008, and 2007, respectively. The sale of bottoms in fiscal 2009 declined compared to fiscal 2008, mainly due to the exit of several mass merchant private label bottoms programs and the slowdown on the private label replenishment bottoms during the second half of the year.

Swimwear. Our swimwear line includes women’s, men’s and junior’s swimwear and accessories. Sales of swimwear and accessories accounted for approximately 11%, 10% and 8% of net sales during fiscal 2009, 2008 and 2007, respectively. The increase over fiscal 2008 reflects the strong performance of Nike, JAG, and the addition of cover-ups to the Jantzen line.

Women’s Dress and Contemporary. After the addition of Laundry by Shelli Segal and C&C California in February of 2008, we increased our distribution of women’s contemporary products, primarily in the dress product category. During 2009, sales in this product category represented approximately 3% of net sales.

Accessories. We also offer accessories under our existing brands, as well as private label. The majority of the accessories we sell are leather accessories. Accessories accounted for approximately 3% of net sales during each of fiscal 2009, 2008 and 2007, respectively.

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

As of January 31, 2009, we were the licensor in 124 license agreements, 2 worldwide, 33 domestic and 89 international, for various products including footwear, men’s suits, sportswear, dress shirts and bottoms, underwear, loungewear, outerwear, active wear, neckwear, fragrances, eyewear, accessories and home. Wholesale sales of licensed products by our licensees were approximately $511 million, $510 million and $444 million in fiscal 2009, 2008, and 2007, respectively. We received royalties from these sales of approximately $25.4 million, $25.4 million and $22.2 million in fiscal 2009, 2008, and 2007, respectively. We believe that our long-term licensing opportunities will continue to grow domestically and internationally. See our Consolidated Financial Statements and the related notes in this report for further information.

Although the Perry Ellis brand has international recognition, we still perceive the brand to be under-penetrated in international markets such as Europe, Latin America and Asia. We are actively attempting to obtain licensees for the Perry Ellis brand in international markets. We believe that our brand and licensing experience will enable us to capitalize on these international opportunities and that our operations in the United Kingdom will assist us in this endeavor. In addition, we believe that the Jantzen brand’s history of nearly a century will allow us to take advantage of many domestic and international licensing opportunities.

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

We operate 46 retail outlet stores through which we sell Perry Ellis products directly to the public. These retail stores are generally located in upscale retail outlet malls. We operate 6 retail stores through which we sell Original Penguin products and 1 multi-brand outlet store near one of our corporate warehouse facilities. We also operate 2 outlet stores for the Farah brand in the U.K. We also have e-commerce web sites for our Perry Ellis, Cubavera and Original Penguin brands, and we added the C&C California e-commerce platform in February 2008, as part of the brand acquisition.

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

We invested in the Oracle Retail (formally known as Retek and Profit Logic) suite of products with the goal of reducing markdowns, increasing inventory turns and increasing revenues while automating the process. The different modules will allow us to monitor our customers’ product by store and quickly react to changes in consumer behavior. The suite also includes best of breed store inventory and point of sales software, which will allow us to keep just in time inventory at our retail stores. This investment shows our commitment to understanding our consumer in order to strengthen our brands as well as our effort to support the continued expansion of our direct retail businesses. Additionally we invested in Trade Management Oracle Financials software to quickly and positively resolve customer claims, while tracking employee accountability.

We sell merchandise to a broad spectrum of retailers, including national and regional chain, upscale department, mass merchant and specialty stores. Our largest customers include Kohl’s, Macy’s, Dillard’s, Wal-Mart, and J.C. Penney. We have developed and maintained long-standing relationships with these customers, including Dillard’s (over 25 years), Macy’s (over 25 years), J.C. Penney (over 25 years), Wal-Mart (18 years) and Kohl’s (15 years). We also sell merchandise to corporate wear distributors.

Net sales to our five largest customers accounted for approximately 46%, 46% and 50% of net sales in fiscal 2009, 2008, and 2007, respectively. For fiscal 2009, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 17% and 12% of net sales, respectively. For fiscal 2008, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 15%, and 10% of net sales, respectively. For fiscal 2007, three customers accounted for over 10% of net sales; Kohl’s, Macy’s, and Wal-Mart accounted for 13%, 11%, and 11% of net sales, respectively.

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

Sales and receivables are recorded when inventory is shipped. Our backlog of orders includes confirmed and unconfirmed orders, which we believe, based on our past experience and industry practice will be confirmed. As of April 1, 2009, the backlog for orders of our products, all of which are expected to be shipped during fiscal 2010, was approximately $412 million, as compared to approximately $455 million as of April 1, 2008. The amount of unfilled orders at a point in time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and the scheduling of the sourcing and shipping of the product, which in most cases depends on the desires of the customer. Our backlog is also affected by an on-going trend among retailers to reduce the lead-time on their orders. In recent years, our customers have been more cautious of their inventory levels and have delayed placing orders and re-orders compared to our previous experience. Due to these factors a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Supply of Products and Quality Control

We currently use independent contract manufacturers to supply the substantial majority of the products we sell. Of the total units of sourced products in fiscal 2009, 75% was sourced from suppliers in Asia, 12% was sourced from suppliers in the Americas and 13% was sourced from suppliers in the Middle East, respectively. We believe that the use of numerous independent contract manufacturers allows us to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and the costs of maintaining and operating production facilities. We have had relationships with some suppliers for over 30 years, however, none of these relationships are formal or require either party to purchase or supply any fixed quantity of product.

The vast majority of our products are purchased as “full packages,” where we place an order with the supplier and the supplier purchases all the raw materials, assembles the garments and ships them to our distribution facilities or third party facilities.

We maintain a staff of experienced sourcing professionals in five offices in China (including Hong Kong), as well as the United States, South Korea, Taiwan, Vietnam, and Bangladesh. This staff sources our products worldwide, monitors our suppliers’ purchases of raw material, and monitors production at contract manufacturing facilities in order to ensure quality control and timely delivery. We also operate through independent agents in Asia and the Middle East. Our personnel based in our Miami, Florida office perform similar functions with respect to our suppliers in Central America. We conduct inspections of samples of each product prior to cutting by contractors, during the manufacturing process and prior to shipment. We also have full-time quality assurance inspectors in Latin America and the Caribbean and in each of our overseas offices.

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

Under the terms of the World Trade Organization (“WTO”) Agreement on Textiles and Clothing, WTO members removed all quotas effective January 1, 2005, and the current environment over textile quotas continues to rapidly change. While the danger of quota embargoes has subsided since the removal of quotas for WTO member countries, threats to some apparel categories in China and Vietnam present themselves on occasion through proposed protectionist legislation in the US Congress. These events are closely monitored and our board and executive level memberships in various apparel trade associations ensure early awareness and communication to our sourcing staff.

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

Competition

The apparel industry is highly competitive and fragmented. Our competitors include numerous apparel designers, manufacturers, importers, licensors, and our own customers’ private label programs, many of which are larger and have greater financial and marketing resources than we have available to us. We believe that the principal competitive factors in the industry are: (1) brand name and brand identity, (2) timeliness, consistency, reliability and quality of services provided, (3) market share and visibility, (4) price, and (5) the ability to anticipate customer and consumer demands and maintain appeal of products to customers.

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

Employees

As of April 1, 2009, we had approximately 1,958 employees worldwide compared to approximately 2,085 employees as of April 1, 2008. This decrease is a consequence of our Strategic Review process to rationalize our cost structure. None of our employees is subject to a collective bargaining agreement. We consider our employee relations to be satisfactory.

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

We rely on a few key customers, and a significant decrease in business from the loss of any one key customer or key program could substantially reduce our revenues and harm our business.

We derive a significant amount of our revenues from a few major customers. For example, net sales to our five largest customers accounted for approximately 46%, 46% and 50% of net sales in fiscal 2009, 2008, and 2007, respectively. For fiscal 2009, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 17% and 12% of net sales, respectively. For fiscal 2008, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 15%, and 10% of net sales, respectively. For fiscal 2007, three customers accounted for over 10% of net sales; Kohl’s, Macy’s, and Wal-Mart accounted for 13%, 11%, and 11% of net sales, respectively. A significant decrease in business from or loss of any of our major customers could harm our financial condition by causing a significant decline in revenues attributable to such customers.

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

Recent and future economic conditions, including turmoil in the financial and credit markets, may adversely affect our business.

Current volatility and disruption to the capital markets have reached unprecedented levels and have significantly adversely impacted global economic conditions, resulting in additional significant recessionary pressures and declines in consumer confidence, disposable income and employment levels, plus significant declines in economic growth. These conditions have and could further lead to substantial declines in consumer spending over the foreseeable future. The current depressed economic environment has disproportionately affected sellers of discretionary goods, including fashion apparel and related products such as ours. We expect such declines to continue as the current recessionary period continues and disposable income declines. The current downturn and uncertain outlook in the global economy may have a material adverse impact on our business, financial condition, liquidity and results of operations. The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to further decreases in consumer spending.

The worldwide apparel industry is heavily influenced by general economic conditions.

The apparel industry is highly cyclical and heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with cycles in the disposable income of consumers. Our wholesale customers may anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. Accordingly, a reduction in consumer spending in any of the regions in which we compete as a result of any substantial deterioration in general economic conditions (including as a result of uncertainty in world financial markets, weakness in the credit markets, the recent housing slump in the U.S., increases in the price of fuel, international turmoil or terrorist attacks) or increases in interest rates could adversely affect the sales of our products.

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

Fluctuations in the price, availability and quality of the fabrics or other raw materials used to manufacture our products, as well as the price for labor, marketing and transportation, could have a material adverse effect on our cost of sales or our ability to meet our customers’ demands. The prices for such fabrics depend largely on the market prices for the raw materials used to produce them. The price and availability of such raw materials may fluctuate significantly, depending on many factors. In the future, we may not be able to pass all or a portion of such higher prices on to our customers.

We are dependent upon the revenues generated by our licensing alliances and the loss or inability to renew certain licenses could reduce our royalty income and consequently reduce our net income.

Although a relatively small portion of our net income is derived from licensing income received from our licensing partners, the interruption of the business of several of our licensing partners or the loss of several licenses at any one time could adversely affect our royalty income and net income. Royalty income from licensing accounted for $25.4 million or 3.0% of total revenues for fiscal 2009.

We currently license the Nike, JAG, Champions Tour, PGA TOUR, PING and Dockers brands from third parties. Additionally we entered into a licensing agreement with Callaway Golf, during March 2009. These licenses vary in length of term, renewal conditions and royalty obligations. The average term of these licenses is three to five years with automatic renewals depending upon whether we achieve certain targeted sales goals. We may not be able to renew or extend any of these licenses on favorable terms, if at all. If we are unable to renew or extend any of these licenses, we could experience a decrease in net sales.

Our business could be harmed if we do not deliver quality products in a timely manner.

Our sourcing, logistics and technology functions operate within substantial production and delivery requirements and subjects us to the risks associated with unaffiliated manufacturers, transportation and other risks. If we do not comply with customer product requirements or meet their delivery requirements, our customers could reduce our selling prices, require significant margin support, reduce the amount of business they do with us, or cease to do business with us, all of which could harm our business.

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

We have a significant amount of debt. As of January 2009, we had $229 million of debt outstanding (excluding amounts outstanding under our letter of credit facilities).

Our substantial indebtedness could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to our senior subordinated notes, including our ability to repurchase such notes upon the occurrence of a change of control,

•	increasing our vulnerability to adverse general economic and industry conditions and adverse changes in governmental regulations,

•	limiting our ability to obtain additional financing to fund new capital expenditures, acquisitions and other general corporate requirements,

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

Our ability to pay interest on our indebtedness and to satisfy our other debt obligations will depend upon, among other things, our future operating performance and cash flow and our ability to refinance indebtedness when necessary. Each of these factors is, to a large extent, dependent on general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If, in the future, we cannot generate sufficient cash from operations to make scheduled payments on our indebtedness or to meet our liquidity needs or other obligations, we will need to refinance our existing debt, obtain additional financing or sell assets. We cannot assure that we will be able to renegotiate or refinance any of our debt on commercially reasonable terms or at all. In addition, our interest expense may increase if general economic conditions result in an increasing interest rate environment because some of our debt is based on variable as opposed to fixed rates. We cannot assure that our business will generate cash flow, or that we will be able to obtain funding sufficient to satisfy our debt service requirements.

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

Our future success depends to a significant extent on retaining the services of certain executive officers and directors, in particular George Feldenkreis, our chairman of the board and chief executive officer, and Oscar Feldenkreis, our vice chairman, president and chief operating officer. They are each party to an employment agreement which expires in 2013. The loss of the services of either George Feldenkreis or Oscar Feldenkreis, or any other key member of management, could have a material adverse effect on our ability to manage our business. Our continued success is dependent upon our ability to attract and retain qualified management, administrative and sales personnel to support our future growth. Our inability to do so may have a significant negative impact on our ability to manage our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own our principal executive and administrative office, warehouse and distribution facility, which is located in a 240,000 square foot facility in Miami, Florida. This facility is encumbered by an $11.0 million mortgage, due July 1, 2010. For purposes of potential future expansion, we own approximately three acres of land adjacent to this facility.

We lease two facilities located in Miami from our chairman and chief executive officer. These facilities total approximately 66,000 square feet, which house distribution and administrative functions. These facilities have ten year leases expiring in 2014.

We own a 345,000 square foot distribution center in Seneca, South Carolina, a 380,000 square foot distribution facility in Winnsboro, South Carolina, and a 305,000 square foot distribution facility in Tampa, Florida. The facility in Tampa, Florida is encumbered by a $14.4 million mortgage due June 7, 2016. In the first quarter of fiscal 2009, we closed our Winnsboro distribution facility and such property is currently listed for sale.

We own three administrative office units totaling 12,000 square feet in a building in Beijing, China. These facilities were encumbered by $1.0 million in mortgages that were paid off during March 2008.

We lease several locations in New York City, totaling approximately 163,000 square feet, with leases expiring from December 2012 to December 2017. These locations are used for office, design, and showroom space.

We lease 19,000 square feet for office space used by our swimwear business in Portland, Oregon, pursuant to a lease, which expires in August 2009.

We lease 5,250 square feet for office space used by our action sportsbrand business in Irving, California, pursuant to a lease, which expires in August 2011.

We lease 5,540 square feet of office space used by our outerwear business in Seattle, Washington, pursuant to a lease which terminates in July 2009.

We lease 12,000 square feet of office space used by our California lifestyle sportswear brands in Los Angeles, California, pursuant to a lease which expires in April 2010.

We lease 39,400 square feet of office space used by our C&C California and Laundry by Shelli Segal brands in Commerce, California, pursuant to a lease which expires in December 2012.

We also lease 52 retail stores, comprising approximately 142,000 square feet of selling space.

Item 3.	Legal Proceedings

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

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

	HIGH	LOW
Fiscal Year 2009

First Quarter	$23.89	$15.76
Second Quarter	28.36	20.06
Third Quarter	26.48	7.88
Fourth Quarter	9.58	3.58

Fiscal Year 2008

First Quarter	$34.45	$28.92
Second Quarter	35.17	27.13
Third Quarter	30.07	22.60
Fourth Quarter	21.93	12.84

(b)	Holders

As of April 2, 2009, there were approximately 160 shareholders of record of our common stock. We believe the number of beneficial owners of our common stock is in excess of 2,200.

(c)	Dividends

We have not paid any cash dividends since our inception and do not contemplate doing so in the near future. Payment of cash dividends is prohibited under our senior credit facility and the indenture governing our senior subordinated notes. See footnotes 16 through 19 to the consolidated financial statements of Perry Ellis included in Item 8 of this Report. Any future decision regarding payment of cash dividends will depend on our earnings and financial position and such other factors, as our board of directors deems relevant.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information for Fiscal 2009

The following table summarizes as of January 31, 2009 the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders(1)	1,474,965	$10.00	2,318,512
Equity compensation plans not approved by security holders	—	—	—

Total	1,474,965	$10.00	2,318,512

(1)	Represents awards made pursuant to our 2002 Equity Compensation Plan, our 1993 Stock Option Plan and our 2005 Long Term Plan, as amended and restated.

(e)	Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return on the Nasdaq Composite and The S&P Apparel, Accessories & Luxury Goods Index commencing on February 1, 2004 and ending January 31, 2009. The graph assumes that $100 was invested on February 1, 2004 in our common stock or in the Nasdaq Composite Index and The S&P Apparel, Accessories & Luxury Goods Index, and that all dividends are reinvested. Past performance is not necessarily indicative of future performance.

	Base 2004	2005	2006	2007	2008	2009
Perry Ellis International, Inc.	$100.00	$94.87	$91.32	$202.95	$118.37	$25.90
NASDAQ Composite	100.00	99.60	111.98	120.12	116.62	71.57
S&P Apparel, Accessories & Luxury Goods	100.00	126.83	139.72	178.47	128.74	67.53

(f)	Sales of Unregistered Securities

Not Applicable.

(g)	Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to our purchases of Perry Ellis International common stock during and the fourth quarter of fiscal 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value that May Yet Be Purchased under the Plans or Programs
November 1, 2008 to November 30, 2008	394,289	$4.39	394,289	$8,444,000
December 1, 2008 to December 31, 2008	410,200	$6.41	410,200	$5,814,000
January 1, 2009 to January 31, 2009	347,500	$4.33	347,500	$4,310,000

Total shares repurchased as of January 31, 2009	1,151,989	$5.09	1,151,989	$4,314,000

(1)	During November 2007, our Board of Directors authorized us to purchase, from time to time and as market and business conditions warrant, up to $20 million of our common stock for cash in the open market or in privately negotiated transactions over a 12-month period. In September 2008, the Board of Directors extended the stock repurchase program, which authorizes us to repurchase up to $20 million of our common stock for cash over the next twelve months. Although the Board of Directors allocated a maximum of $20 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis.

Item 6.	Selected Financial Data

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

Fiscal Year Ended January 31,	2009	2008	2007	2006	2005
Income Statement Data:
Net sales	$825,868	$838,465	$807,616	$827,504	$633,774
Net royalty income	25,429	25,401	22,226	21,910	22,807

Total revenues	851,297	863,866	829,842	849,414	656,581
Cost of sales	573,046	572,232	554,046	586,900	448,531

Gross profit	278,251	291,634	275,796	262,514	208,050
Selling, general and administrative expenses	236,840	215,873	204,883	195,236	153,282
Depreciation and amortization	14,784	13,278	11,608	9,557	6,557
Impairment on long-lived assets	22,299	—	—	—	—

Operating income	4,328	62,483	59,305	57,721	48,211
Costs on early extinguishment of debt	—	—	2,963	—	—
Impairment on marketable securities	2,797	—	—	—	—
Interest expense	17,491	17,594	21,114	21,930	14,575

(Loss) income before minority interest and income tax provision	(15,960)	44,889	35,228	35,791	33,636

Minority interest	612	931	508	470	467

Income taxes	(3,682)	15,785	12,311	12,639	12,207

Net (loss) income	$(12,890)	$28,173	$22,409	$22,682	$20,962

Net (loss) income per share:
Basic	$(0.89)	$1.92	$1.55	$1.59	$1.53
Diluted	(0.89)	1.80	1.45	1.51	1.44

Weighted average number of shares outstanding
Basic	14,416	14,675	14,504	14,301	13,685
Diluted	14,416	15,657	15,455	15,050	14,598

Other Financial Data:
EBITDA (a)	$16,315	$75,761	$70,913	$67,278	$54,768
Cash flows from operations	(4,982)	91,292	31,596	80,546	23,080
Cash flows from investing	(44,390)	(19,307)	(16,755)	(106,641)	(17,786)
Cash flows from financing	45,648	(64,911)	(20,360)	30,520	(1,217)
Capital expenditures	(10,786)	(18,955)	(15,968)	(14,460)	(13,971)

Balance Sheet Data (at year end):
Working capital	$241,130	$217,870	$229,682	$228,550	$207,803
Total assets	599,586	586,265	593,206	570,014	514,960
Total debt (b)	229,065	175,927	237,737	259,245	233,031
Total stockholders’ equity	248,794	273,527	246,634	219,380	194,568

a)	EBITDA represents earnings before interest expense, cost on early extinguishment of debt, depreciation and amortization, minority interest and income taxes as outlined below in tabular format. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, and does not represent cash flow from operations. EBITDA is presented solely as a supplemental disclosure because we believe that it is a common measure of operating performance in the apparel industry. The following provides a reconciliation of net income to EBITDA:

Fiscal Year Ended January 31,	2009	2008	2007	2006	2005
	In thousands
Net (loss) income	($12,890)	$28,173	$22,409	$22,682	$20,962

Depreciation & amortization	14,784	13,278	11,608	9,557	6,557
Interest expense	17,491	17,594	21,114	21,930	14,575
Income taxes	(3,682)	15,785	12,311	12,639	12,207
Minority interest	612	931	508	470	467
Costs of early extinguishment of debt	—	—	2,963	—	—

EBITDA	$16,315	$75,761	$70,913	$67,278	$54,768

b)	Total debt includes balances outstanding under Perry Ellis’ senior credit facility, senior subordinated notes, real estate mortgages, and lease payable long term.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We began operations in 1967 as Supreme International Corporation with a focus on marketing guayabera shirts, and other men’s apparel products targeted at the Hispanic market in Florida and Puerto Rico. Over time we expanded our product line to offer a variety of men’s sport shirts. In 1988, we added the Natural Issue brand and completed our initial public offering in 1993. In 1996, we began an expansion strategy through the acquisition of brands including the Munsingwear family of brands in 1996, the John Henry and Manhattan brands from Perry Ellis Menswear in 1999 and the Perry Ellis brand in 1999. Following the Perry Ellis acquisition, we changed our name from Supreme International Corporation to Perry Ellis International, Inc. to better reflect the name recognition that the brand provided. In 2002, we acquired the Jantzen brand and in June 2003 we acquired Perry Ellis Menswear, our largest licensee, giving us greater control of the Perry Ellis brand, as well as adding other brands owned by Perry Ellis Menswear. In February 2005, we completed an acquisition, making us one of the largest supplier’s of bottoms in the United States. In January 2006, we completed the acquisition of primarily all of the worldwide intellectual property of the leading California lifestyle company Gotcha International, including the Gotcha, Girl Star and MCD logo trademarks and the intellectual property license agreements. In February 2008, we completed the acquisition of the Laundry by Shelli Segal and C&C California brands giving us a stronger product line in dresses and women’s sportswear.

We are one of the leading apparel companies in the United States. We manage a portfolio of major brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution in over 15,000 doors. Our portfolio of highly recognized brands includes the Perry Ellis family of brands, which we believe together generate over $1.5 billion in annual retail sales, Axis, Tricots St. Raphael, Jantzen, John Henry, Cubavera, the Havanera Co., Natural Issue, Munsingwear, Grand Slam, Original Penguin, Mondo di Marco, Redsand, Pro Player, Manhattan, Axist, Savane, Farah, Gotcha, Girl Star, MCD, Laundry by Shelli Segal and C&C California.

We also (i) license the Nike brand for swimwear and swimwear accessories, (ii) license the JAG brand for men’s and women’s swimwear and cover-ups, (iii) license the Callaway Golf brand for golf apparel, (iv) license the PGA TOUR brand, including Champions Tour for golf apparel, (v) are a licensee for PING golf apparel, and (vi) are a licensee for Dockers outerwear.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, green grass golf shops, the corporate wear market, as well as clubs and independent retailers in the United States, Canada, the United Kingdom and Europe. Our largest customers include Kohl’s, Macy’s, Dillard’s, Wal-Mart, and J.C. Penney, As of March 1, 2009, we also operated 46 Perry Ellis retail outlet stores located primarily in upscale retail outlet malls across the United States as well as 6 Original Penguin retail stores located in upscale demographic markets. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through 2 worldwide, 33 domestic, and 89 international license agreements.

Our wholesale business, which is comprised of men’s and women’s sportswear, swimwear and swimwear accessories, accounted for 97% of our total revenues in fiscal 2009, and our licensing business accounted for approximately 3% of our total revenues in fiscal 2009. We have traditionally focused on the men’s sportswear market, which represented approximately 87% of our total revenues in fiscal 2009, while our women’s dresses and casual sportswear and men’s and women’s swimwear markets represented approximately 13% of our total revenues in fiscal 2009. Finally, our U.S. based business represented approximately 92% of total revenues, while our foreign operations represented 8% for fiscal 2009.

Our licensing business is a significant contributor to our operating income. We license the brands we own to third parties for the manufacturing and marketing of various products in distribution channels and countries in which we do not distribute those brands, including men’s and women’s apparel and footwear, men’s suits, underwear, loungewear, outerwear, fragrances, eyewear and accessories. These licensing arrangements heighten the overall awareness of our brands without requiring us to make capital investments or incur additional operating expenses.

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

Stock-Based Compensation. Our stock-based award programs are intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. As of January 31, 2009, we had three stock-based compensation plans.

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

Our Results of Operations for Fiscal 2009

The following table sets forth, for the periods indicated, selected items in our consolidated statements of operations expressed as a percentage of total revenues:

Fiscal Year Ended January 31	2009	2008	2007
Net sales	97.0%	97.1%	97.3%
Royalty income	3.0%	2.9%	2.7%

Total revenues	100.0%	100.0%	100.0%
Cost of sales	67.3%	66.2%	66.8%

Gross profit	32.7%	33.8%	33.2%
Selling, general and administrative expenses	27.8%	25.0%	24.7%
Depreciation and amortization	1.7%	1.5%	1.4%
Impairment on long-lived assets	2.6%	0.0%	0.0%

Operating income	0.5%	7.3%	7.1%
Costs on early extinguishment of debt	0.0%	0.0%	0.4%
Impairment on marketable securities	0.3%	0.0%	0.0%
Interest expense	2.1%	2.0%	2.5%

(Loss) income before minority interest and income taxes	-1.9%	5.3%	4.2%
Minority interest	0.1%	0.0%	0.0%
Income tax (benefit) provision	-0.4%	1.8%	1.5%

Net (loss) income	-1.5%	3.5%	2.7%

The following is a discussion of our results of operations for the fiscal year ended January 31, 2009 (“fiscal 2009”) as compared with the fiscal year ended January 31, 2008 (“fiscal 2008”) and fiscal 2008 compared with the fiscal year ended January 31, 2007 (“fiscal 2007”).

Our Fiscal 2009 Results as compared to our Fiscal 2008 Results

Net sales. Net sales in fiscal 2009 were $825.9 million, a decrease of $12.6 million, or 1.5%, from $838.5 million in fiscal 2008. This decrease was primarily driven by the planned reduction of $30 million of our private label bottoms business, an increase in sales allowances of approximately $8.8 million, a revenue decline of $4.5 million related to the loss of multiple customers due to their filing for Chapter 11 bankruptcy protection or liquidation in the second half of the year, and the reduction of certain brands in our specialty store channels; partially offset by organic growth of several of our platforms— swim, golf lifestyle, denim, and Hispanic lines. Additionally, net sales for fiscal 2009 included approximately $26.1 million due to the fiscal 2009 acquisition of the C&C California and Laundry by Shelli Segal brands.

Royalty income. Royalty income in fiscal 2009 was $25.4 million, remaining essentially flat as compared to fiscal 2008. Royalty income decreased due primarily to the termination of the Gotcha license in Europe. However, we offset this decrease by the benefit of new licenses added in the categories of outerwear, fragrances, and dress shirts. Royalty income is derived from agreements entered into by us with our licensees, which average three to five years in length. The vast majority of our license agreements require licensees to pay us a royalty based on net sales and require licensees to pay a guaranteed minimum royalty. Approximately 83.2% of our royalty income was attributable to guaranteed minimum royalties with the balance attributable to royalty income in excess of the guaranteed minimums for fiscal 2009.

Gross profit. Gross profit was $278.3 million in fiscal 2009, a decrease of $13.3 million, or 4.6%, from $291.6 million in fiscal 2008. As a percentage of total revenue, gross profit margins were 32.7% in fiscal 2009 compared to 33.8% in fiscal 2008, a decrease of 110 basis points. Our overall fiscal 2009 gross margin was significantly impacted by the highly promotional holiday season, which required an increase in sales allowances as compared to fiscal 2008. Additionally, we liquidated approximately 290,000 units of products below cost related to the exiting of our specialty store business and inventory previously targeted for certain retailers who filed for Chapter 11 bankruptcy protection.

Wholesale gross profit margins (which exclude the impact of royalty income) were 30.6% in fiscal 2009, compared to 31.8% in fiscal 2008. This decrease is primarily attributable to the factors mentioned above.

Selling, general and administrative expenses. Selling, general and administrative expenses in fiscal 2009 were $236.8 million, an increase of $20.9 million, or 9.7%, from $215.9 million in fiscal 2008. As a percentage of total revenues, selling, general and administrative expenses increased to 27.8% in fiscal 2009 as compared to 25.0% in fiscal 2008. The increase in selling, general and administrative expenses, on a dollar and percentage basis, is attributed to additional costs related to our continued investment into the boys, action sports, E-commerce and retail businesses, as well as certain costs associated with the addition of the women’s contemporary business of approximately $18.2 million. Additionally, we made substantial management changes in the first half of the year in the UK, as well as repositioned our European business, which caused us to incur additional expenses.

We began a strategic review process during our third quarter of fiscal 2009. Most of the identified expenses in connection with this strategic review were incurred during our fourth quarter. In connection with this process, we incurred approximately $1.7 million in certain real estate exit costs and severance charges during fiscal 2009.

As part of our strategic review process, we identified selling, general and administrative expense reductions of approximately $20 million for fiscal 2010. The identified initiatives included: the consolidation of the Tampa bottom’s production department; reductions in headcount and advertising and promotion budget in the men’s specialty store businesses; reduction in the shared services cost structure; restructuring of the Perry Ellis Outlet operations; the annualization of distribution cost savings due to the closing of the Winnsboro distribution center; and a hiring freeze and reduction of travel and other discretionary expenses.

Depreciation and amortization. Depreciation and amortization in fiscal 2009 was $14.8 million, an increase of $1.5 million, or 11.3%, from $13.3 million in fiscal 2008. The increase is primarily due to the increase in property and equipment, primarily from our Oracle retail system, and our continued expansion in retail stores. As of January 31, 2009, we owned approximately $130.6 million of property, plant and equipment at cost as compared to approximately $128.1 million as of January 31, 2008 at cost.

Impairment on long-lived assets. We performed our annual impairment test for indefinite-lived trademarks. Certain key assumptions we use are critical in determining the fair value estimates, such as: (i) discount rates used to derive the present value factors used in determining the fair value of the trademarks; (ii) royalty rates used in the trademark valuations; (iii) projected revenue growth rates; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and our expectations may change in the future based on period-specific facts and circumstances. As a result of our annual impairment analysis, we recorded trademark impairment charges of $20.7 million, due to decreases in our projected revenues for certain brands. The impairments result from a decline in the future anticipated cash flows from these trademarks, which is due, in part, to the current deterioration of economic and market conditions in the apparel industry.

Additionally, during the fourth quarter of fiscal 2009, we experienced lower-than-expected performance at certain locations, which was due in part to the current economic downturn. As a result, we recorded a $1.6 million impairment charge to reduce the net carrying value of certain long-lived assets (primarily leaseholds) at these locations to their estimated fair value.

Impairment on marketable securities. During the year ended January 31, 2009, we determined that marketable securities that were classified as available for sale were deemed to be other than temporarily impaired, due to the percentage and duration of the loss. Accordingly, an impairment in the amount of approximately $2.8 million was recognized for the twelve months ended January 31, 2009.

Interest expense. Interest expense in fiscal 2009 was $17.5 million, a decrease of $0.1 million, or 0.6%, from $17.6 million in fiscal 2008. We ended fiscal 2009 with a balance of $54.4 million on our senior credit facility compared to no borrowings for fiscal 2008. Although our senior credit facility increased, it includes approximately $34 million for the acquisition of the women’s contemporary business and $11.6 million for purchases of treasury shares. Despite these increases, we were able to control our average borrowings under our senior credit facility and thus achieved a slight decrease in interest expense.

Income taxes. The income tax (benefit) provision for fiscal 2009 was $(3.7) million, a $19.5 million decrease as compared to $15.8 million for fiscal 2008. For fiscal 2009, our effective tax rate was 23.1% as compared to 35.2% in fiscal 2008. The decrease in the tax rate is attributed to additions to the Company’s unrecognized tax benefits, adjustments of our state net operating losses, increase in the valuation allowance established against specific deferred tax assets, the increase in the relative proportion of non-deductible taxable differences to net book income before minority interest and taxes and the offsetting effect of domestic losses combined with income from our international operations, which experience a lower tax rate.

Net (loss) income. Net loss in fiscal 2009 was $(12.9) million, a decrease of $41.1 million, or 146%, from net income of $28.2 million in fiscal 2008 as a result of the above-mentioned factors.

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

Our Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations, acquisitions and capital expenditures. We believe that as a result of our strategic review process and our increased discipline in our working capital and cash flow management, our working capital requirements will decrease for next year. As of January 31, 2009, our total working capital was $241.1 million as compared to $217.9 million as of January 31, 2008. We believe that our cash flows from operations and borrowings under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs.

Net cash used by operating activities was $5.0 million in fiscal 2009 as compared to cash provided by operating activities of $91.3 million in fiscal 2008 and $31.6 million in fiscal 2007.

The decrease of $96.3 million in the level of cash from operating activities in fiscal 2009 as compared to fiscal 2008 is primarily attributable to the decrease in net income of $41.1 million, an increase in accounts receivable of $9.2 million due to an increase in sales toward the end of the fourth quarter, an increase in prepaid taxes of $9.7 million, a reduction in accounts payable and accrued expenses of $9.5 million, the decrease of $2.1 million in unearned revenues; offset by a decrease in inventory of $2.6 million due to tighter controls in inventory planning and an anticipated reduction in certain replenishment programs and a reduction in other assets of $1.3 million.

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

Net cash used in investing activities was $44.4 million in fiscal 2009, which primarily reflects the purchase of property and equipment in the amount of $10.2 million, the acquisition of the C&C California and Laundry by Shelli Segal brands and inventory for $34.0 million and proceeds of $0.1 million from the sale of marketable securities. Net cash used in investing activities was $19.3 million in fiscal 2008, which primarily reflects the purchases of property and equipment of $19.0 million which includes the Oracle retail system, marketable securities of $0.7 million and proceeds of $0.3 million for the sale of marketable securities. Net cash used in investing activities was $16.8 million in fiscal 2007, which primarily reflects the purchases of property and equipment of $16.0 million, marketable securities of $2.6 million and re-acquisition of certain fragrance assets under the Perry Ellis name from Parlux, offset by the sale of the same assets for $63 million. We anticipate capital expenditures during fiscal 2010 of $7.0 million to $8.0 million in technology and systems, retail stores, and other expenditures.

Net cash provided by financing activities in fiscal 2009 was $45.6 million, which primarily reflects the net borrowings on our senior credit facility of $54.4 million and the proceeds received from the exercise of stock options of $3.8 million and $1.6 million in tax benefit from the exercise of those options, offset by the payments of $1.4 million on our mortgages, purchase of treasury stock of $11.6 million and a payment of a loan to a minority interest partner of $0.6 million. Net cash used in financing activities in fiscal 2008 was $64.9 million, which primarily reflects net payments of $61.3 million to our credit facility and $4.0 million for the stock repurchase program. The use of cash was offset by proceeds of $0.7 million from the exercise of employee stock options and $0.5 million in tax benefit from the exercise of those options. Net cash used in financing activities in fiscal 2007 was $20.4 million, which primarily reflects payments of $58.4 million to extinguish our senior secured notes and $0.6 million in connection with the termination of the swap agreements. The use of cash was off set by net borrowings of $21.0 million from our senior credit facility, as well as proceeds from our Tampa facility real estate mortgage loan of $14.8 million and proceeds from the exercise of stock options of $2.7 million.

In September 2008, the Board of Directors extended the stock repurchase program, which authorizes us to repurchase up to $20 million of our common stock for cash over the next twelve months. Although the Board of Directors allocated a maximum of $20 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis. Total purchases under this plan, since inception, have amounted to $15.7 million through January 31, 2009.

Acquisitions

On February 4, 2008, the Company completed the acquisition of the C&C California and Laundry by Shelli Segal brands and related assets from Liz Claiborne, Inc. The acquisition was financed through existing cash and borrowings under the Company’s existing senior credit facility. The transaction was valued at $34 million. Both brands are ideally positioned to address the fastest growing segment within women’s apparel: contemporary. Both brands sell in luxury retail stores and high-end specialty boutiques. Together they significantly strengthened our women’s contemporary business platform. The results of operations of the acquired brands have been included in the Company’s operations beginning as of the date of the acquisition.

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

Senior Credit Facility

In October 2008, we amended our senior credit facility. In connection with the amendment, we paid approximately $338,000 in financing fees. These fees will be amortized over the term of our senior credit facility. The following is a description of the terms of our senior credit facility with Wachovia Bank, National Association, et al, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $125 million with the opportunity to increase this amount in $25 million increments up to $200 million; (ii) the inventory borrowing limit is $75 million; (iii) the sublimit for letters of credit is up to $40 million; (iv) the amount of letter of credit facilities allowed outside of the facility is $110 million and (v) the outstanding balance is due at the maturity date of February 1, 2012.

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

Interest. Interest on the principal balance under our senior credit facility accrues, at our option, at either (a) the greater of Wachovia’s prime lending rate or the Federal Funds rate; plus  1 /2 % plus a margin spread of 100 to 175 basis points based upon the sum of our quarterly average excess availability plus excess cash for the immediately preceding fiscal quarter, at the time of borrowing or (b) the rate quoted by Wachovia as the average monthly Eurodollar Rate for 1-month Eurodollar deposits plus a margin spread of with 200 to 275 basis points based upon the sum of our quarterly average excess availability plus excess cash for the immediately preceding fiscal quarter, at the time of borrowing.

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

Letter of Credit Facilities

As of January 31, 2009, we maintained four U.S. dollar letter of credit facilities totaling $82.5 million, one letter of credit facility totaling $3.0 million utilized by our Canadian joint venture, and one letter of credit facility totaling $0.9 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. As of January 31, 2009, there was $70.6 million available under existing letter of credit facilities.

$57 Million Senior Secured Notes Payable

In March 2002, we issued $57.0 million 9 1/ 2% senior secured notes due March 15, 2009. On March 15, 2006, we exercised the call provision of the $57.0 million 9 1/2% senior secured notes. The call provision permitted the notes to be redeemed at a premium of 102.375%, and in connection with this transaction, we incurred costs on early extinguishment of debt of approximately $3.0 million during the first quarter of fiscal 2007, including call premium costs, write-off of bond issue costs and costs associated with the termination of derivatives related to the senior secured notes.

$150 million Senior Subordinated Notes Payable

In fiscal 2004, we issued $150 million 8 7/ 8% senior subordinated notes, due September 15, 2013. The proceeds of this offering were used to redeem previously issued $100 million 12 1/4% senior subordinated notes and to pay down the outstanding balance of the senior credit facility at that time. The proceeds to us were $146.8 million yielding an effective interest rate of 9.1%.

Certain Covenants. The indenture governing the senior subordinated notes contains certain covenants which restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We are not aware of any non-compliance with any of our covenants in this indenture. We are prohibited from paying cash dividends under these covenants. We could be materially harmed if we violate any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, the letter of credit facilities and the real estate mortgage resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Real Estate Mortgages

In fiscal 2003, we acquired our main administrative office, warehouse and distribution facility in Miami and partially financed the acquisition of the facility with an $11.6 million mortgage loan. The real estate mortgage loan contains certain covenants. We are not aware of any non-compliance with any of our covenants under the real estate mortgage. We could be materially harmed if we violate any covenants because the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indenture relating to our senior subordinated notes resulting in all our of debt obligations becoming immediately due and payable, which we may not be able to satisfy. Interest is fixed at 7.123%. In August 2008, we executed a maturity extension of the real estate mortgage loan until July 1, 2010. At January 31, 2009, the balance of the real estate mortgage loan totaled $11.0 million, of which $186,000 is due within one year.

In October 2005, we acquired three administrative office units in a building in Beijing, China. The aggregate purchase price was $2.3 million, including closing costs. These purchases were partially financed with three variable interest mortgage loans totaling $1.2 million dollars in the aggregate. During March 2008 we paid off the three variable interest mortgage loans.

In June 2006, the Company entered into a mortgage loan for $15 million secured by its Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 are due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest is set at 6.25% for the first five years, at which point it will be reset based on the terms and conditions of the promissory note. At January 31, 2009, the balance of the real estate mortgage loan totaled $14.4 million, of which $308,000 is due within one year.

Contractual Obligations and Commercial Contingent Commitments

The following tables illustrate the balance of our contractual obligations and commercial contingent commitments as of January 31, 2009:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Senior subordinated notes payable	$150,000	$—	$—	$150,000	$—
Senior credit facility	54,415	—	—	54,415	—
Real estate mortgages	25,180	494	11,553	1,247	11,886
Operating leases	71,785	12,480	23,294	17,870	18,141
Royalty minimum guaranties(1)	23,538	7,231	12,076	4,231	—

Total contractual cash obligations	$324,918	$20,205	$46,923	$227,763	$30,027

(1)	Includes future guaranteed minimum payments under the Callaway Golf licensing arrangement executed in March 2009.

	Amount of Contingent Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Other Commercial Contingent Commitments
Letters of credit	$11,160	$11,160	$—	$—	$—
Standby letters of credit	4,561	4,561	—	—	—

Total commercial commitments	$15,721	$15,721	$—	$—	$—

Total contractual obligations and other commercial contingent commitments	$340,639	$35,926	$46,923	$227,763	$30,027

Management believes that the combination of borrowing availability under the amended senior credit facility, letter of credit facilities, and funds anticipated to be generated from operating activities, will be sufficient to meet our operating and capital needs in the foreseeable future.

Also, as discussed in footnote 21 to consolidated financial statements, effective February 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” At January 31, 2009, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest and penalties totaling $3.5 million. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur in relation to these liabilities.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our financial position and results of operations as of and for the fiscal year ended January 31, 2009.

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

Derivatives on $57 Million Senior Secured Notes Payable

We had an interest rate swap and option (the “$57 million Swap Agreement”) for an aggregate notional amount of $57 million in order to manage the overall borrowing costs associated with our 9 1/2% senior secured notes. In March 2006, we terminated the $57 million Swap Agreement. See footnote 18 to the consolidated financial statements for further information. The $57 million Swap Agreement was a fair value hedge as it was designated against the 9 1/2% senior secured notes carrying a fixed rate of interest and converted such notes to variable rate debt. The $57 million Swap Agreement was reflected at fair value in our consolidated balance sheet with a corresponding offset to the designated item.

We also had an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. In March 2006, we terminated the $57 million Cap Agreement. See footnote 18 to the consolidated financial statements for further information. The $57 million Cap Agreement capped the interest rate on the senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $30,000 decrease of recorded interest expense on the consolidated statement of income for the fiscal year ended January 31, 2007.

The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations:

Expected Maturity Date

Fiscal Years Ended January 31,

(In Millions)

	Less than 1 yr	1 - 3 yrs		4 - 5 yrs		After 5 yrs		Fair Value
	2010	2011	2012	2013	2014	Thereafter	Total	2009
Long-term Liabilities:
Senior Subordinated Notes Payable	$0.0	$0.0	$0.0	$0.0	$150.0	$0.0	$150.0	$90.0
Fixed Interest Rate	8.88%	8.88%	8.88%	8.88%	8.88%	N/A	8.88%

Real Estate Mortgage	$0.2	$10.7	$0.0	$0.0	$0.0	$0.0	$10.9	$10.9
Fixed Interest Rate	7.12%	7.12%	N/A	N/A	N/A	N/A	7.12%

Real Estate Mortgage	$0.3	$0.3	$0.5	$0.6	$0.6	$12.1	$14.4	$14.4
Variable Rate (A)	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%

Senior Credit Facility	$0.0	$0.0	$0.0	$54.4	$0.0	$0.0	$54.4	$54.4
Average Variable Interest Rate (B)	2.64%	2.64%	2.64%	2.64%	N/A	N/A	2.64%

(A)	Real estate mortgage has a fixed rate for the first five years, at which point it will be reset based on the terms and conditions of the promissory note.
(B)	Senior credit facility has a variable rate of interest of either 1) the published prime lending rate or 2) Eurodollar rate with adjustments of both rates based on meeting certain financial conditions.

Item 8.	Financial Statements And Supplementary Data

See pages F-1 through F-45 appearing at the end of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2009.

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

Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that, subject to the limitations noted above, both our disclosure controls and procedures and our internal controls and procedures were effective as of January 31, 2009 in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls were effective as of January 31, 2009 to provide reasonable assurance that our financial statements were fairly presented in conformity with generally accepted accounting principles.

There have been no other changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL

April 9, 2009

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of January 31, 2009, the company’s internal control over financial reporting was effective.

The company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our assessment of the company’s internal control over financial reporting. Their report appears on the following page.

/s/ George Feldenkreis	/s/ Anita Britt
George Feldenkreis Chairman of the Board and Chief Executive Officer	Anita Britt Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Perry Ellis International, Inc.

Miami, Florida

We have audited the internal control over financial reporting of Perry Ellis International, Inc. and subsidiaries (the “Company”) as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2009 of the Company and our report dated April 9, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Certified Public Accountants Miami, Florida

April 9, 2009

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding our directors and executive officers required by this item is included in our Proxy Statement relating to our 2009 Annual Meeting under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information regarding our audit committee and our audit committee financial expert required by this item is included in our Proxy Statement relating to our 2009 Annual Meeting under the caption “Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is included in our Proxy Statement relating to our 2009 Annual Meeting under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our directors, officers, and employees. The Code of Ethics is posted on our website at www.pery.com. Amendments to, and waivers granted under, our Code of Ethics, if any, will be posted to our website as well.

Information describing any material changes to the procedures by which security holders may recommend nominees to our Board of Directors is included in our Proxy Statement related to our 2009 Annual Meeting under the caption “Election of Directors.”

Item 11.	Executive Compensation.

Information required by this item is included in our Proxy Statement related to our 2009 Annual Meeting under the captions “Executive Compensation”, “Compensation Discussion and Analysis,” “Summary Compensation Table”, “Grants of Plan-Based Awards in Last Fiscal year”, “Outstanding Equity Awards Held at End of Fiscal 2009,” “Options Exercised and Stock Vested,” “Pension Benefits and Nonqualified Deferred Compensation,” “Compensation of Directors,” “Employment Agreements,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is included in our Proxy Statement related to our 2009 Annual Meeting under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information for Fiscal 2009” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Information required by this item is included in our Proxy Statement related to our 2009 Annual Meeting under the captions “Certain Relationships and Related Transactions” and “Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information required by this item is included in our Proxy Statement related to our 2009 Annual Meeting Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

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

(3)	Exhibits

Exhibit No	Description of Exhibit
3.1	Registrant’s Amended and Restated Articles of Incorporation (1)

3.2	Articles of Amendment to Articles of Incorporation (2)

3.3	Registrant’s Amended and Restated Bylaws (3)

4.1	Form of Common Stock Certificate (3)

4.5	Indenture dated September 22, 2003 between the Registrant and U.S. Bank Trust National Association (5)

4.6	Specimen Forms of 8 7/8% Senior Subordinated Notes Due September 15, 2013 (5)

10.1	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Officers (4)(17)

10.2	1993 Stock Option Plan (3)(4)

10.3	Directors Stock Option Plan (3)(4)

10.4	Profit Sharing Plan (4)(6)

10.5	Incentive Compensation Plan (4)(7)

10.6	Loan and Security Agreement dated as of October 1, 2002 by and among the Registrant, Jantzen, Inc., and Congress Financial Corporation (the “Senior Credit Facility”) (8)

10.7	2002 Stock Option Plan (4)(9)

10.8	Amendment No. 1 dated June 19, 2003 to the Senior Credit Facility (10)

10.9	Amendment No. 2 dated September 22, 2003 to the Senior Credit Facility (5)

10.10	Amendment No. 3 dated December 1, 2003 to the Senior Credit Facility (11)

10.11	Amendment No. 4 dated February 25, 2004 to the Senior Credit Facility (11)

10.12	Form of Stock Option Agreement (4)(12)

10.13	Amendment No. 6 dated September 30, 2004 to the Senior Credit Facility (12)

10.15	Asset Purchase Agreement, dated December 16, 2004, by and among the Registrant, Tropical Sportswear Int’l and certain of Tropical’s subsidiaries (14)

10.16	Bidding Procedures Order (15)

10.17	Amendment No. 7 dated February 26, 2005 to the Senior Credit Facility (16)

10.22	2005 Long Term Incentive Compensation Plan, as amended (4)(19)

10.23	2005 Management Incentive Compensation Plan (4)(19)

10.25	Form of Stock Option Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (4)(21)

10.26	Form of Restricted Stock Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (4)(21)

10.27	Perry Ellis International, Inc. Fiscal 2006 Management Incentive Plan (21)

10.28	Amendment No. 5 dated July 1, 2004 to the Senior Credit Facility (22)

10.29	Amendment No. 8 dated September 30, 2005 to the Senior Credit Facility (22)

10.30	Amendment No. 9 dated February 24, 2006 to the Senior Credit Facility (22)

10.32	Business lease dated July 1, 2004 between George Feldenkreis and the Registrant for 50,000 square feet on warehouse space (22)

10.33	Business lease between George Feldenkreis and the Registrant for 16,000 square feet of office Space (22)

10.34	Promissory Note dated June 7, 2006 in favor Commercebank, N.A.(23)

10.35	Mortgage and Security Agreement dated June 7, 2006 in favor Commercebank, N.A.(23)

10.36	Amendment No. 10 dated August 28, 2006 to the Senior Credit Facility(24)

10.37	Amendment No. 11 dated November 29, 2006 to the Senior Credit Facility(25)

10.38	Amendment No. 12 dated December 6, 2006 to the Senior Credit Facility(25)

10.39	Agreement dated December 6, 2006 with Parlux Fragrances, Inc.(25)

10.40	Agreement dated January 25, 2007 between Perry Ellis International, Inc. and Falic Fashion Group, LLC(26)

10.41	Employment Agreement dated May 1, 2006 between Stephen Harriman and the Registrant (4)(27)

10.42	Asset Purchase Agreement, dated January 07, 2008, by and among the Registrant and Liz Claiborne, Inc. (28)

10.43	Employment Agreement dated February 08, 2008 between George Feldenkreis and the Registrant (4)(28)

10.44	Employment Agreement dated February 08, 2008 between Oscar Feldenkreis and the Registrant (4)(28)

10.45	Employment Agreement dated October 30, 2007 between Paul Rosengard and the Registrant (4)(28)

10.46	Amended Form of Stock Restricted Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (4)(28)

10.47	Amendment No. 13 to Loan and Security Agreement dated as of October 30, 2008 (29)

10.48	Employment Agreement dated March 2, 2009 between Anita Britt and the Registrant (4)(30)

21.1	Subsidiaries of the Registrant (30)

23.1	Consent of Deloitte & Touche LLP, registered public accounting firm regarding financial statements and internal controls over financial reporting of the Registrant (30)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (30)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (30)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(30)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (30)

(1)	Previously filed as an Exhibit to the Registrant’s Proxy Statement for its 1998 Annual Meeting and incorporated herein by reference.
(2)	Previously filed as an annex to the Registrant’s Proxy Statement for its 2003 Annual Meeting and incorporated herein by reference.
(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

(4)	Management Contract or Compensation Plan.
(5)	Previously filed as filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No.33-110616) and incorporated herein by reference.
(6)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-96304) and incorporated herein by reference.
(7)	Previously filed as an Exhibit to the Registrant’s Proxy Statement for its 2000 Annual Meeting and incorporated herein by reference.
(8)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2002, as amended and incorporated herein by reference.
(9)	Previously filed as an Annex to the Registrant’s Proxy Statement for its 2002 Annual Meeting and incorporated herein by reference.
(10)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003 and incorporated herein by reference.
(11)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 and incorporated herein by reference.
(12)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004 and incorporated herein by reference.
(13)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated November 1, 2004 and incorporated herein by reference.
(14)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 16, 2004 and incorporated herein by reference.
(15)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 25, 2005 and incorporated herein by reference.
(16)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 26, 2005 and incorporated herein by reference.
(17)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 and incorporated herein by reference.
(18)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 and incorporated herein by reference.
(19)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 7, 2005 and incorporated herein by reference.
(20)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated August 17, 2005 and incorporated herein by reference.
(21)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.
(22)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and incorporated herein by reference.
(23)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 13, 2006 and incorporated herein by reference.

(24)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2006 and incorporated herein by reference.
(25)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 and incorporated herein by reference.
(26)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 29, 2007 and incorporated herein by reference.
(27)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 and incorporated herein by reference.
(28)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and incorporated herein by reference.
(29)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2008 and incorporated herein by reference.
(30)	Filed herewith.

(b)	Item 601 Exhibits

The exhibits required by Item 601 of Regulation S-K are set forth in (a) (3) above.

(c)	Financial Statement Schedules

The financial statement schedules required by Regulation S-K are set forth in (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERRY ELLIS INTERNATIONAL, INC.

Dated: April 9, 2009	By:	/S/ GEORGE FELDENKREIS
George Feldenkreis Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/S/ GEORGE FELDENKREIS	Chairman of the Board and Chief Executive	April 9, 2009
George Feldenkreis	Officer (Principal Executive Officer)

/S/ OSCAR FELDENKREIS	Vice Chairman of the Board, President, Chief	April 9, 2009
Oscar Feldenkreis	Operating Officer and Director

/S/ ANITA BRITT	Chief Financial Officer (Principal Financial	April 9, 2009
Anita Britt	and Accounting Officer)

/S/ JOE ARRIOLA	Director	April 9, 2009
Joe Arriola

/S/ RONALD BUCH	Director	April 9, 2009
Ronald Buch

/S/ GARY DIX	Director	April 9, 2009
Gary Dix

/S/ JOSEPH P. LACHER	Director	April 9, 2009
Joseph P. Lacher

/S/ LEONARD MILLER	Director	April 9, 2009
Leonard Miller

/S/ JOSEPH NATOLI	Director	April 9, 2009
Joseph Natoli

/S/ BARRY GLUCK	Director	April 9, 2009
Barry Gluck

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Perry Ellis International, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of Perry Ellis International, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perry Ellis International, Inc. and subsidiaries at January 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 9, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Miami, Florida

April 9, 2009

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31,

(amounts in thousands, except share data)

	2009	2008
ASSETS

Current Assets:

Cash and cash equivalents	$8,813	$13,360
Accounts receivable, net	142,870	138,086
Inventories	139,074	136,431
Marketable securities	—	1,181
Deferred income taxes	10,535	9,683
Prepaid income taxes	9,710	—
Other current assets	11,263	8,419

Total current assets	322,265	307,160

Property and equipment, net	70,222	78,954
Intangible assets	201,229	192,656
Other assets	5,870	7,495

TOTAL	$599,586	$586,265

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$45,826	$52,041
Accrued expenses and other liabilities	15,031	16,732
Accrued interest payable	5,336	5,200
Accrued income taxes payable	—	2,349
Current portion - real estate mortgages	494	526
Unearned revenues	5,654	4,104
Other current liabilities	8,794	8,338

Total current liabilities	81,135	89,290

Senior subordinated notes payable, net	149,409	149,244
Senior credit facility	54,415	—
Real estate mortgages	24,686	26,066
Deferred pension obligation	17,708	12,905
Deferred income taxes	84	8,567
Other long term liabilities	20,048	23,373

Total long-term liabilities	266,350	220,155

Total liabilities	347,485	309,445

Minority Interest	3,307	3,293

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,996,081 shares issued and outstanding as of January 31, 2009 and 14,772,721 shares issued and outstanding as of January 31, 2008	160	147
Additional paid-in-capital	103,933	96,389
Retained earnings	166,671	179,561
Accumulated other comprehensive (loss) income	(6,306)	1,518

Total	264,458	277,615
Treasury stock at cost; 2,044,196 shares as of January 31, 2009 and 274,900 shares as of January 31, 2008	(15,664)	(4,088)

Total stockholders’ equity	248,794	273,527

TOTAL	$599,586	$586,265

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31,

(amounts in thousands, except per share data)

	2009	2008	2007
Revenues
Net sales	$825,868	$838,465	$807,616
Royalty income	25,429	25,401	22,226

Total revenues	851,297	863,866	829,842
Cost of sales	573,046	572,232	554,046

Gross profit	278,251	291,634	275,796
Operating expenses
Selling, general and administrative expenses	236,840	215,873	204,883
Depreciation and amortization	14,784	13,278	11,608
Impairment on long-lived assets	22,299	—	—

Total operating expenses	273,923	229,151	216,491

Operating income	4,328	62,483	59,305
Costs on early extinguishment of debt	—	—	2,963
Impairment on marketable securities	2,797	—	—
Interest expense	17,491	17,594	21,114

(Loss) income before minority interest and income tax provision	(15,960)	44,889	35,228
Minority interest	612	931	508
Income tax (benefit) provision	(3,682)	15,785	12,311

Net (loss) income	$(12,890)	$28,173	$22,409

Net (loss) income per share
Basic	$(0.89)	$1.92	$1.55

Diluted	$(0.89)	$1.80	$1.45

Weighted average number of shares outstanding
Basic	14,416	14,675	14,504
Diluted	14,416	15,657	15,455

See footnotes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2009, 2008 and 2007

(amounts in thousands, except share data)

			ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
	COMMON STOCK
	SHARES	AMOUNT
BALANCE, FEBRUARY 1, 2006	14,407,622	$144	$90,036	$—	$221		$128,979	$219,380

Exercise of stock options	232,986	2	2,660	—	—		—	2,662

Tax benefit for exercise of non-qualified stock options	—	—	708	—	—		—	708

Restricted shares and options issued as compensation	—	—	848	—	—		—	848

Net income	—	—	—	—	—	$22,409	22,409	22,409

Other comprehensive income	—	—	—	—	627	627	—	627

Comprehensive income						23,036

BALANCE, JANUARY 31, 2007	14,640,608	146	94,252	—	848		151,388	246,634

Exercise of stock options	75,168	1	724	—	—		—	725

Tax benefit for exercise of non-qualified stock options	—	—	506	—	—		—	506

Restricted shares and options issued as compensation	56,945	—	907	—	—		—	907

Net income	—	—	—	—	—	28,173	28,173	28,173

Purchase of treasury stock	—	—	—	(4,088)	—		—	(4,088)

Other comprehensive income	—	—	—	—	670	670	—	670

Comprehensive income						28,843

BALANCE, JANUARY 31, 2008	14,772,721	147	96,389	(4,088)	1,518		179,561	273,527

Exercise of stock options	382,773	4	3,821	—	—		—	3,825

Tax benefit for exercise of non-qualified stock options	—	—	1,582	—	—		—	1,582

Restricted shares and options issued as compensation	840,587	9	2,141	—	—		—	2,150

Net loss	—	—	—	—	—	(12,890)	(12,890)	(12,890)

Purchase of treasury stock	—	—	—	(11,576)	—		—	(11,576)

Other comprehensive loss	—	—	—	—	(7,824)	(7,824)	—	(7,824)

Comprehensive loss						$(20,714)

BALANCE, JANUARY 31, 2009	15,996,081	$160	$103,933	$(15,664)	$(6,306)		$166,671	$248,794

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31,

(amounts in thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12,890)	$28,173	$22,409
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	14,441	12,840	11,163
Provision for bad debts	1,525	383	358
Tax benefit from exercise of stock options	(1,582)	(506)	(708)
Impairment on long-lived assets	22,299	—	—
Amortization of debt issue cost	684	762	774
Amortization of discounts	186	191	203
Deferred income taxes	(7,513)	3,740	8,241
Stock options and restricted shares issued as compensation	2,150	907	848
Costs on early extinguishment of debt	—	—	2,963
Loss (gain) on marketable securities	2,797	(12)	—
Minority interest	612	931	508
Changes in operating assets and liabilities (net of effects of acquisition transactions):
Accounts receivable, net	(9,160)	18,951	(5,249)
Inventories	2,637	3,259	(11,491)
Other current assets and prepaid income taxes	(9,679)	(471)	(507)
Other assets	1,304	957	232
Accounts payable and accrued expenses	(9,540)	3,053	(5,066)
Income taxes payable	(793)	1,689	1,874
Accrued interest payable	136	(622)	(709)
Other current liabilities and unearned revenues	(2,092)	17,574	6,062
Deferred pension obligation	(504)	(507)	(309)

Net cash (used in) provided by operating activities	(4,982)	91,292	31,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,189)	(18,955)	(15,968)
Purchase of marketable securities	—	(672)	(2,571)
Proceeds on sale of marketable securities	138	320	—
Purchase of fragrance assets, net	—	—	(59,410)
Sale of fragrance assets, net	—	—	63,000
Reacquisition of license rights	(388)	—	(1,806)
Payment for acquired businesses, net of cash acquired	(33,951)	—	—

Net cash used in investing activities	(44,390)	(19,307)	(16,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	331,558	274,539	352,822
Payments on senior credit facility	(277,143)	(335,886)	(331,866)
Payments on termination of swap agreements	—	—	(616)
Payments on senior subordinated notes	—	—	(58,354)
Deferred financing fees	(363)	—	—
Payments on real estate mortgage	(1,435)	(507)	(285)
Borrowings on real estate mortgage	—	—	14,783
Payments on capital leases	(202)	(200)	(214)
Payment of loan to minority interest partner	(598)	—	—
Proceeds from exercise of stock options	3,825	725	2,662
Tax benefit from exercise of stock options	1,582	506	708
Purchase of treasury stock	(11,576)	(4,088)	—

Net cash provided by (used in) financing activities	45,648	(64,911)	(20,360)

Effect of exchange rate changes on cash and cash equivalents	(823)	1,772	621

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,547)	8,846	(4,898)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,360	4,514	9,412

CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,813	$13,360	$4,514

Continued

	2009	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,169	$18,025	$21,608

Income taxes	$13,348	$8,958	$1,021

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Change in fair value of mark-to-market interest rate swap/option	$—	$—	$(544)

Capital lease financing	$176	$—	$—

Accrued purchases of property and equipment	$597	$850	$170

Payables in connection with purchase and sale of fragrance assets and licenses	$—	$—	$5,660

Unrealized gain (loss) on marketable securities included in comprehensive income	$1,096	$(1,102)	$10

Unrealized (loss) gain on pension liability included in comprehensive income	$(3,223)	$—	$—

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 2009

1.	General

Perry Ellis International, Inc. and Subsidiaries (the “Company”) is one of the leading apparel companies in the United States and manages a portfolio of major brands, some of which were established over 100 years ago. The Company designs, sources, markets and licenses products nationally and internationally at multiple price points and across all major levels of retail distribution. The Company’s portfolio of highly recognized brands includes the Perry Ellis® family of brands, Axis®, Tricots St. Raphael®, Jantzen®, John Henry®, Cubavera®, the Havanera Co.®, Natural Issue®, Munsingwear®, Grand Slam®, Original Penguin® by Munsingwear® (“Original Penguin”), Mondo di Marco®, Redsand®, Pro Player®, Manhattan®, Axist®, Savane®, Farah®, Gotcha®, Girl Star®, MCD®, C&C California® and Laundry by Shelli Segal®. The Company also (i) licenses the Nike® brand for swimwear and swimwear accessories, (ii) licenses the JAG® brand for men’s and women’s swimwear and cover-ups, (iii) licenses the Callaway Golf® brand for golf apparel (iv) licenses the PGA TOUR®, including Champions Tour, for golf apparel, (v) is a licensee for PING ® golf apparel, and (vi) is the Dockers ® licensee for outerwear.

2.	Summary of Significant Accounting Policies

The following is a summary of the Company’s significant accounting policies:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Perry Ellis International, Inc. and its wholly-owned and controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The ownership interest in consolidated subsidiaries of noncontrolling shareholders is reflected as minority interest. The Company’s consolidation principles would also consolidate any entity in which the Company would be deemed a primary beneficiary.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts in the consolidated financial statements and the accompanying footnotes. Actual results could differ from those estimates.

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

INTANGIBLE ASSETS - Intangible assets represent costs incurred in connection with the acquisition of brand names and license rights. As of January 31, 2009 and 2008, intangible assets represented one class of indefinite lived assets, trademarks. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” those assets were identified as intangible assets with an indefinite useful life, and accordingly, are not being amortized. The Company assesses the carrying value of intangible assets at least annually.

FAIR VALUE MEASUREMENTS- The carrying amounts of accounts receivable, accounts payable, accrued expenses, and accrued interest payable approximates fair value due to their short-term nature. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate. As of January 31, 2009 and 2008, the fair value of the $150 million senior subordinated notes payable was approximately $90.0 million and $146.4 million, respectively, based on quoted market prices. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies. See footnote 15 to the consolidated financial statements for additional disclosure related to the fair value of financial instruments.

Effective February 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115”. SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period.

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

Determination of Fair Value - The Company generally uses quoted market prices (unadjusted) in active markets for identical assets or liabilities for which the Company has the ability to determine fair value, and classifies such items in Level 1. Fair values determined by Level 2 inputs utilize inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted market prices in active markets for similar assets or liabilities, and inputs other than quoted market prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

LEASES - The Company accounts for leases under the provisions of the SFAS No. 13, “Accounting for Leases” and subsequent amendments, which require that the leases be evaluated and classified as operating or capital leases for financial reporting purposes. Capital leases, which transfer substantially all of the risks and benefits incidental to ownership of the leased item, are capitalized at the inception of the lease at the fair value of the leased property or, if lower, at the present value of the minimum lease payments. Lease payments are apportioned between the finance charges and reduction of the lease liability so as to achieve a constant rate of interest on the remaining balance of the liability. Finance charges are charged directly against income as a component of interest expense. Capitalized leased assets are depreciated over the shorter of the estimated useful life of the asset or the lease term. Leases where the lessor retains substantially all the risks and benefits of ownership of the asset are classified as operating leases. Operating lease payments, other than contingent rentals, are recognized as an expense in the income statement on a straight-line basis over the lease term, whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. This generally results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is recorded as deferred rent and included in other long-term liabilities. Percentage rent expense is generally based on sales levels and is accrued when determined that it is probable that such sales levels will be achieved.

DEFERRED DEBT ISSUE COSTS - Costs incurred in connection with financing transactions have been capitalized and are being amortized on a straight-line basis, which approximates the interest method, over the term of the related debt instrument. Unamortized debt issue costs are included in other assets in the consolidated balance sheet.

LONG-LIVED ASSETS - Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value. Fair value is estimated based on the future expected discounted cash flows for the assets. Judgments regarding the existence of impairment indicators are based on market and operational performance. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning future conditions.

During the fourth quarter of fiscal 2009, the Company experienced lower-than-expected performance at certain locations, which was due in part to the current economic downturn. As a result, the Company recorded a $1.6 million impairment charge to reduce the net carrying value of certain long-lived assets (primarily leaseholds) at these locations to their estimated fair value. This impairment is reflected with the Company’s wholesale reporting segment. There was no material impairment recorded to long-lived assets in fiscal 2008 or 2007.

RETIREMENT-RELATED BENEFITS – The Company accounts for its defined benefit pension plan and its non-pension post retirement benefit plans using actuarial models. These models use an attribution approach that generally spreads the individual events over the service lives of the employees in the plan. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively consistent basis and therefore, the income statement effects of pensions or non-pension postretirement benefit plans are earned in, and should follow, the same pattern.

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

ADVERTISING AND RELATED COSTS – The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $19.7 million, $20.5 million and $21.7 million for the years ended January 31, 2009, 2008 and 2007, respectively, and are included in selling, general and administrative expenses.

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

REVENUE RECOGNITION - Sales are recognized at the time title transfers to the customer, generally upon shipment. Trade allowances and a provision for estimated returns and other allowances are recorded at the time sales are made, considering historical and anticipated trends. The Company records revenues net of corresponding sales taxes. The Company operates predominantly in North America, with over 95% of its sales in this market. Two customers accounted for approximately 17% and 12%, respectively, of net sales for fiscal 2009. Two customers accounted for approximately 15% and 10%, respectively, of net sales for fiscal 2008. Three customers accounted for approximately 13%, 11% and 11%, respectively, of net sales for fiscal 2007. A significant decrease in business from or loss of any of the major customers could harm the financial condition of the Company by causing a significant decline in revenues attributable to such customers. The Company does not believe that concentrations of credit risk represent a material risk of loss with respect to its financial position as of January 31, 2009.

Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. A liability for unearned royalty income is recognized when licensees pay contractual obligations before being earned or when up front fees are collected. This liability is recognized as royalty income over the applicable term of the respective license agreement.

ADVERTISING REIMBURSEMENTS – The majority of the Company’s license agreements require licensees to reimburse the Company for advertising placed on behalf of the licensees based on a percentage of the licensees’ net sales. The Company records earned advertising reimbursements received from its licensees as a reduction of the related advertising costs in selling, general and administrative expenses. For the fiscal years 2009, 2008 and 2007, the Company has reduced selling, general and administrative expenses by $5.5 million, $5.5 million and $2.8 million of licensee reimbursements, respectively. Unearned advertising reimbursements result when a licensee pays required reimbursements prior to the Company incurring the advertising expense. A liability is recorded for these unearned advertising reimbursements.

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

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In the event that a net deferred tax asset is not realizable, a valuation allowance would be recorded. In making such determination, it considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would be recorded, which would reduce the provision for income taxes in the period of such determination.

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

NET (LOSS) INCOME PER SHARE - Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average shares of outstanding common stock. The calculation of diluted net (loss) income per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net (loss) income per share includes the effects of stock options, warrants and unvested restricted shares as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted (loss) income per share.

	2009	2008	2007
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(12,890)	$28,173	$22,409

Denominator:
Basic weighted average shares	14,416	14,675	14,504
Dilutive effect: stock options	—	982	951

Diluted weighted average shares	14,416	15,657	15,455

Basic (loss) income per share	$(0.89)	$1.92	$1.55

Diluted (loss) income per share	$(0.89)	$1.80	$1.45

Antidilutive effect: stock options (1)	2,344	96	177

(1)

Represents weighted average of stock options to purchase shares of common stock and restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

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

For fiscal 2009, 2008 and 2007, approximately $2.2 million, $0.9 million and $0.8 in compensation expense has been recognized in selling, general and administrative expenses in the consolidated statement of operations related to stock options and restricted stock, respectively. Compensation expense for these awards is based on the fair value at the original grant date. During fiscal 2009, 2008, and 2007, the Company received cash of $3.8 million, $0.7 million, and $2.7 million, respectively, from the exercise of stock options and realized a tax benefit of approximately $1.6 million, $0.5 million, and $0.7 million, respectively from such exercises.

The fair value of the options was estimated at the date of grant using the Black-Scholes Option Pricing Model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including: expected volatility based on the expected price of the Company’s common stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercises and employee terminations; and dividend yield based on the Company’s history and expectation of dividend payments. Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in fiscal years 2009, 2008 and 2007 was $11.26, $16.23 and $14.18, respectively.

The following weighted-average assumptions for 2009, 2008 and 2007 were derived from the Black-Scholes model and used to determine the fair value of stock options:

	2009	2008	2007
Risk free interest	4.5%	4.5%	4.5% - 4.75%
Dividend Yield	0.0%	0.0%	0.0%
Volatility factors	57.4%	56.3% - 56.9%	57.4% - 58.7%
Weighted-average life (years)	6.0	6.0 - 10.0	10.0

COMPREHENSIVE (LOSS) INCOME – Comprehensive (loss) income was comprised of the following:

	2009	2008	2007
	(in thousands)
Net (loss) income	$(12,890)	$28,173	$22,409
Foreign currency translation	(5,697)	1,772	621
Unrealized loss on pension liability, net of tax	(3,223)	—	—
Unrealized loss on marketable securities, net of tax	(775)	(1,102)	6
Reclassification adjustment, net of tax for losses included in the statement of operations	1,871	—	—

	$(20,714)	$28,843	$23,036

Accumulated other comprehensive (loss) income was comprised of the following at January 31:

	2009	2008
	(in thousands)
Foreign currency translation	$(3,083)	$2,614
Unrealized loss on marketable securities, net of tax	—	(1,096)
Unrealized loss on pension liability, net of tax	(3,223)	—

	$(6,306)	$1,518

RECENT ACCOUNTING PRONOUNCEMENTS - In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires a business entity to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of the recognition and disclosure provisions of SFAS No. 158 did not have a material impact on the results of operations or the financial position of the Company. SFAS 158 also requires a business entity to measure plan assets and benefit obligations as of the date of its year-end statement of financial position effective for fiscal years ending after December 15, 2008. In accordance with the provisions of SFAS No. 158, the Company measured its plan assets and benefit obligations as of its January 31, 2009 fiscal year end. The adoption of this new measurement date did not have a material impact on the results of operations or the financial position of the Company.

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” or 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until February 1, 2009. The Company expects SFAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date. The Company is still assessing the full impact this standard will have on its future consolidated financial statements.

In December 2007, FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for fiscal years beginning after December 15, 2008. The Company has not completed its assessment of the impact, if any, this new pronouncement with have on the financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. This statement is effective for interim periods beginning after December 15, 2008. The Company has not completed its assessment of the impact, if any, this new pronouncement will have on the financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). In determining the useful life of acquired intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. This staff position is effective for the Company in fiscal 2009 and may impact any intangible assets we acquire.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. For financial assets and liabilities, SFAS 157 was effective for the fiscal year 2009 financial statements and all required disclosures have been incorporated. For non-financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008, which will require the Company to adopt these provisions in the first quarter of fiscal year 2010. The Company is currently evaluating the impact, if any, that an adoption of the deferred provisions of this statement will have on its financial statements.

3.	C&C California and Laundry By Shelli Segal Brands Acquisition

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

The aggregate purchase price was approximately $34.0 million, which represents the sum of (i) $32.7 million paid in cash, and (ii) acquisition costs of $1.2 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed after the preliminary valuation. The following purchase accounting adjustments include fair value adjustments and the allocation of purchase price based on fair value as required under SFAS No. 141, “Business Combinations”:

(in thousands)
Total purchase price
Cash consideration paid	$32,747

Total purchase price	32,747
Total direct merger costs	1,204

Total adjusted purchase price	$33,951

The total allocation of the purchase price is as follows:
Inventory	$6,872
Equipment	177
Intangible assets	28,916
Assumed liabilities	(2,014)

Fair value of net assets acquired	$33,951

Intangible assets consist of non-amortizing trademark intangibles.

Proforma financial information is not presented because it is deemed immaterial to the Company’s consolidated operations.

4.	Purchase and Sale of License

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

In connection with the $42 million consideration for tangible and intangible assets received from Falic, the Company recorded an accounting gain from the sale in the amount of approximately $9.6 million. This gain was attributable to the allocation of the acquisition consideration of $9.6 million to the trademark as discussed above. The gain is being deferred over the term of the license agreement with Falic as an adjustment to the effective royalty rate. As such, approximately $1.0 million and $1.0 million is recorded in unearned revenues and approximately $6.6 million and $7.6 million is recorded in other long term liabilities in the accompanying consolidated balance sheet as of January 31, 2009 and 2008, respectively.

Simultaneously with the Agreement, the Company and Falic also entered into a license agreement pursuant to which the Company granted Falic an exclusive worldwide license to use certain trademarks in connection with the Perry Ellis brand with respect to the manufacture, advertising and sale of fragrance and other related products.

5.	Stockholders’ Equity

On November 21, 2006, the Company declared a 3-for-2 stock split effected in the form of a stock dividend payable on December 29, 2006 to stockholders of record as of December 12, 2006. All references to stock and earnings per share data prior to the effective date of the stock split in this report have been restated to give effect to the stock dividend.

6.	Share Repurchase

During November 2007, the Company’s Board of Directors authorized the Company to purchase, from time to time and as market and business conditions warrant, up to $20 million of its common stock for cash in the open market or in privately negotiated transactions over a 12-month period. In September 2008, the Board of Directors extended the stock repurchase program, which authorizes the Company to repurchase up to $20 million of its common stock for cash over the next twelve months. Although the Board of Directors allocated a maximum of $20 million to carry out the program, the Company is not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis.

The Company repurchased 1,769,296 and 274,900 shares of its common stock during fiscal 2009 and 2008, respectively, at a cost of approximately of $11.6 million and $4.1 million.

7.	Accounts Receivable

Accounts receivable consisted of the following as of January 31:

	2009	2008
	(in thousands)
Trade accounts	$139,387	$133,583
Royalties and other receivables	4,512	5,955

Total	143,899	139,538
Less: Allowance for doubtful accounts	(1,029)	(1,452)

Total	$142,870	$138,086

The activity for the allowance for doubtful accounts is as follows:

	2009	2008	2007
	(in thousands)
Allowance for doubtful accounts
Beginning balance	$1,452	$1,298	$2,549
Provision	1,525	383	358
Write-offs net of recoveries	(1,948)	(229)	(1,609)

Ending balance	$1,029	$1,452	$1,298

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

8.	Inventories

Inventories consisted of the following as of January 31:

	2009	2008
	(in thousands)
Finished goods	$135,040	$134,888
Raw materials and in process	4,034	1,543

Total	$139,074	$136,431

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

9.	Marketable Securities

During fiscal 2007, the Company purchased 369,700 common shares in the open market of a current licensee for approximately $2.6 million. Total royalty income from this licensee was approximately $1.2 million for each of the years ended January 31, 2009, 2008 and 2007, respectively. In May 2007, the Company purchased an additional 50,100 common shares in the open market of this licensee for $308,000. These shares were sold in June 2007 for proceeds amounting to $320,000 resulting in a realized gain on the sale of $12,000. The realized gain was reclassified from accumulated other comprehensive income to other income.

In July 2007, the Company purchased 50,000 common shares in the open market of an unrelated entity for $364,000. These shares were sold in December 2008 due to an acquisition of the entity by a third party. The proceeds received were $95,000 and the gross realized loss recognized on the sale was $269,000, which had been previously recorded as an other than temporary impairment. The realized loss was reclassified from accumulated other comprehensive (loss) income to impairment on marketable securities.

During fiscal 2009, the Company determined that the remaining 369,700 common shares of marketable securities which were classified as available for sale were deemed to be other than temporarily impaired due to the percentage and duration of the loss along with the subsequent filing of bankruptcy by the entity. An other than temporary impairment charge in the amount of $2.6 million, before tax, was previously recorded. As of January 31, 2009, the investment in these marketable securities was written-off. The write-off was reclassified from accumulated other comprehensive (loss) income to impairment on marketable securities.

The following is a summary of the investments’ cost, unrealized (losses) and estimated fair value at January 31:

	2009	2008
	(in thousands)
Equity Investments:
Cost	$—	$2,935
Gross realized gain	—	—
Gross unrealized losses	—	(1,754)

Estimated fair value	$—	$1,181

The unrealized net loss, net of taxes, of ($1.1) million is included in accumulated other comprehensive (loss) income at January 31, 2008.

10.	Property and Equipment

Property and equipment consisted of the following as of January 31:

	2009	2008
	(in thousands)
Furniture, fixture and equipment	$75,384	$72,420
Buildings	19,348	22,336
Vehicles	862	795
Leasehold improvements	25,841	23,095
Land	9,163	9,435

Total	130,598	128,081
Less: accumulated depreciation and amortization	(60,376)	(49,127)

Total	$70,222	$78,954

Depreciation and amortization expense relating to property and equipment amounted to $14.4 million, $12.8 million and $11.2 million for the fiscal years ended January 31, 2009, 2008 and 2007, respectively.

11.	Intangible Assets

Intangible Assets consist of indefinite-lived trademarks and total $201.2 million and $192.7 at January 31, 2009 and January 31 2008, respectively.

These trademarks are not subject to amortization but are reviewed at least annually for potential impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The fair value of each trademark asset is compared to the carrying value of the trademark. The Company recognizes an impairment loss when the estimated fair value of the trademark asset is less than the carrying value. The Company’s annual impairment test is performed as of the last day of the fiscal year.

The Company estimates the fair value of the trademarks based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of trademark assets. The cash flow models the Company uses to estimate the fair values of its trademarks involve several assumptions. Changes in these assumptions could materially impact its fair value estimates. Assumptions critical to the fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the trademarks; (ii) royalty rates used in the trademark valuations; (iii) projected revenue growth rates; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and could change in the future based on period-specific facts and circumstances. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain.

As a result of the annual trademark impairment analysis performed, the Company determined that the carrying value of certain trademarks exceeded their estimated fair value. Accordingly, the Company recorded a non-cash pre-tax charge of $20.7 million to reduce the value of these trademarks to their estimated fair values. The impairments result from a decline in the future anticipated cash flows from these trademarks, which is due, in part, to the current deterioration of economic and market conditions in the apparel industry.

The trademark impairment charges are reported as a component of impairment on long-lived assets in the statement of operations.

12.	Other Current Liabilities

Other current liabilities consisted of the following as of January 31:

	2009	2008
	(in thousands)
Unearned advertising reimbursement	$2,435	$2,280
State sales and use tax	1,871	2,081
Other	4,488	3,977

Total	$8,794	$8,338

13.	Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following as of January 31:

	2009	2008
	(in thousands)
Salaries and commissions	$4,992	$8,294
Accrued rent	3,200	1,408
Royalties	1,912	1,664
Buying commissions	500	1,122
Other	4,427	4,244

Total	$15,031	$16,732

14.	Other Long Term Liabilities

Other long term liabilities consisted of the following as of January 31:

	2009	2008
	(in thousands)
Deferred gain long term	$6,621	$7,579
Unearned revenue	7,212	8,313
Deferred advertising	6,154	7,408
Other	61	73

Total	$20,048	$23,373

15.	Derivative Financial Instruments

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

Derivatives on $57 million senior secured notes payable

The Company had an interest rate swap and option (the “$57 million Swap Agreement”) for an aggregate notional amount of $57 million in order to manage the overall borrowing costs associated with its 9 1/2% senior secured notes. In March 2006, the Company terminated the $57 million Swap Agreement. See footnote 18 to the consolidated financial statements for further information. The $57 million Swap Agreement was a fair value hedge as it was designated against the 9 1/2% senior secured notes carrying a fixed rate of interest and converted such notes to variable rate debt. The $57 million Swap Agreement was reflected at fair value in the consolidated balance sheet with a corresponding offset to the designated item.

The Company also had an interest rate cap agreement (the “$57 million Cap Agreement”) for an aggregate notional amount of $57 million associated with the 9 1/2% senior secured notes. In March 2006, the Company terminated the $57 million Cap Agreement. See footnote 18 to the consolidated financial statements for further information. The $57 million Cap Agreement capped the interest rate on the senior secured notes at 10%. The $57 million Cap Agreement did not qualify for hedge accounting treatment, resulting in a $30,000 decrease of recorded interest expense on the consolidated statement of income for the fiscal year ended January 31, 2007.

The Company does not believe it currently has a significant exposure to foreign exchange risk. See footnote 2 to the consolidated financial statements for accounting policy on foreign currency translation.

16.	Letter of Credit Facilities

As of January 31, 2009, the Company maintained four U.S. dollar letter of credit facilities totaling $82.5 million, one letter of credit facility totaling $3.0 million utilized by the Canadian joint venture, and one letter of credit facility totaling $0.9 million utilized by the United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on the Company’s assets. As of January 31, 2009, there was $70.6 million available under existing letter of credit facilities.

Amounts under letter of credit facilities consist of the following as of January 31:

	2009	2008
	(in thousands)
Total letter of credit facilities	$86,355	$154,358
Outstanding letters of credit	(15,721)	(38,664)

Total credit available	$70,634	$115,694

17.	Senior Credit Facility

In October 2008, the Company amended its senior credit facility. In connection with the amendment, the Company paid approximately $338,000 in financing fees. These fees will be amortized over the term of the senior credit facility. The following description of the terms of the senior credit facility with Wachovia Bank, National Association, et al, as amended, does not purport to be complete, and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $125 million with the opportunity to increase this amount in $25 million increments up to $200 million; (ii) the inventory borrowing limit is $75 million; (iii) the sublimit for letters of credit is up to $40 million, (iv) the amount of letter of credit facilities allowed outside of the facility is $110 million, and (v) the outstanding balance is due at the maturity date of February 1, 2012.

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

Interest. Interest on the principal balance under the senior credit facility accrues, at the Company’s option, at either (a) the greater of Wachovia’s prime lending rate or the Federal Funds rate; plus  1/2% plus a margin spread of 100 to 175 basis points based upon the sum of the Company’s quarterly average excess availability plus excess cash for the immediately preceding fiscal quarter, at the time of borrowing or (b) the rate quoted by Wachovia as the average monthly Eurodollar Rate for 1-month Eurodollar deposits plus a margin spread of with 200 to 275 basis points based upon the sum of its quarterly average excess availability plus excess cash for the immediately preceding fiscal quarter, at the time of borrowing.

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

18.	$57 Million Senior Secured Notes Payable

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

19.	$150 Million Senior Subordinated Notes Payable

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

Certain Covenants. The indenture governing the senior subordinated notes contains certain covenants which restrict the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. The Company is not aware of any non-compliance with any of its covenants in this indenture. The Company is prohibited from paying cash dividends under these covenants. The Company could be materially harmed if it violates any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which the Company may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, the letter of credit facilities and the real estate mortgage resulting in all of the Company’s debt obligations becoming immediately due and payable, which the Company may not be able to satisfy.

20.	Real Estate Mortgages

The Company’s main administrative office, warehouse and distribution facility is a 240,000 square foot facility in Miami, Florida. The facility was partially financed with an $11.6 million real estate mortgage loan. The real estate mortgage contains certain covenants and as of January 31, 2009, the Company is not aware of any non-compliance with any of these covenants. The interest rate is fixed at 7.123%. In August 2008, the Company executed a maturity extension of the real estate mortgage loan until July 1, 2010. At January 31, 2009, the balance of the real estate mortgage loan totaled $11.0 million, of which $186,000 is due within one year.

In October 2005, the Company acquired three administrative office units in a building in Beijing, China. The aggregate purchase price was $2.3 million, including closing costs. These purchases were partially financed with three variable interest mortgage loans totaling $1.2 million dollars in the aggregate. During March 2008, the three variable interest mortgage loans were paid off.

In June 2006, the Company entered into a mortgage loan for $15 million secured by its Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 are due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest is set at 6.25% for the first five years, at which point it will be reset based on the terms and conditions of the promissory note. At January 31, 2009, the balance of the real estate mortgage loan totaled $14.4 million, of which $308,000 is due within one year.

The contractual maturities of the real estate mortgages are as follows:

Amount
(in thousands)
Year Ending January 31,
2010	$494
2011	11,023
2012	530
2013	604
2014	643
Thereafter	12,043

25,337
Less discount	(157)

Total	$25,180

21.	Income Taxes

For financial reporting purposes, income (loss) before minority interest and income tax (benefit) provision includes the following components:

	2009	2008	2007
	(in thousands)
Domestic	$(18,185)	$28,679	$22,897
Foreign	2,225	16,210	12,331

Total	$(15,960)	$44,889	$35,228

The income tax (benefit) provision consists of the following components for each of the years ended January 31:

	2009	2008	2007
	(in thousands)
Current income taxes:
Federal	$1,726	$9,209	$1,763
State	434	733	265
Foreign	1,671	2,103	2,042

Total current income taxes	3,831	12,045	4,070

Deferred income taxes:
Federal	(6,227)	3,092	8,540
State	(1,286)	648	(299)

Total deferred income taxes	(7,513)	3,740	8,241

Total	$(3,682)	$15,785	$12,311

The Company’s effective income tax rate was as follows for each of the years ended January 31:

	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase resulting from State income taxes, net of federal income tax benefit	4.5%	2.7%	2.5%
Foreign tax rate differential	0.1%	-7.8%	-6.1%
Change in reserves	-1.4%	2.5%	2.6%
Change in valuation allowance	-9.0%	1.2%	-0.5%
Nondeductible items	-5.6%	1.4%	1.0%
Other	-0.5%	0.2%	0.4%

Total	23.1%	35.2%	34.9%

Deferred income taxes are provided for the temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities under SFAS No. 109. The tax effects of temporary differences as of January 31 are as follows:

	2009	2008
	(in thousands)
Deferred tax assets:
Inventory	$5,289	$4,340
Accounts receivable	2,405	2,269
Accrued expenses	2,349	1,313
Advanced payments	4,831	1,681
Net operating losses	18,863	19,267
Deferred pension obligation	7,076	5,251
Stock Compensation	1,012	—
Other	2,608	2,562

	44,433	36,683

Deferred tax liabilities:
Fixed assets	(918)	(1,709)
Intangible assets	(27,839)	(30,081)
Prepaid expenses	(1,817)	(1,807)

	(30,574)	(33,597)

Valuation allowance	(3,408)	(1,970)

Net deferred tax asset	$10,451	$1,116

During fiscal 2009, the Company realized a $0.2 million income tax benefit associated with its foreign tax credit carryforwards. The Company currently has a gross deferred tax asset relating to foreign tax credit carryforwards in the amount of $0.5 million. These credits originated in fiscal years 2004 through 2007. Management believes it is more likely than not that the deferred tax asset associated with these foreign tax credits will not be realized during the carryforward period. As such, the Company maintains a valuation allowance in the amount of $0.5 million against the foreign tax credit amounts it does not expect to realize.

During fiscal 2009, the Company realized $1.0 million income tax benefit associated with realized and unrealized losses associated with marketable securities. Management believes it is more likely than not that a portion of the related deferred tax asset associated with these losses will not be realized due to tax limitations imposed on the utilization of capital losses. As such, the Company has established a valuation allowance in the amount of $0.7 million against the portion of the losses not expected to be realized.

During fiscal 2009, the Company realized a $0.9 million tax-effected loss associated with the operations of its U.K. subsidiary. For U.K. tax purposes, the operating loss has an indefinite carryforward period. Based upon operating results from the three more recent fiscal years, including fiscal 2009, management of the Company has determined that its U.K. subsidiary represents a cumulative loss company. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary. As such, during fiscal 2009, the Company established a $0.9 million valuation allowance against the U.K. operating loss carryforward.

In connection with the 2003 Perry Ellis Menswear acquisition, the Company originally acquired a net deferred tax asset of approximately $53.5 million, net of a $20.3 million valuation allowance. Additionally, the acquisition of Perry Ellis Menswear caused an “ownership change” for federal income tax purposes. As a result, the use of any net operating losses existing at the date of the ownership change to offset future taxable income of the Company is limited by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). As of the acquisition date, Perry Ellis Menswear had available federal net operating losses of which approximately $56 million expired unutilized as a result of the annual usage limitations under Section 382. Approximately $10.2 million of the net operating losses expired in fiscal 2008. The net change in the valuation allowance for these net operating losses for fiscal 2008 was $3.5 million.

The following table reflects the expiration of the remaining federal net operating losses:

Fiscal Year	(in thousands)
1/31/2010 - 1/31/2012	$10,194
1/31/2013 - 1/31/2017	—
1/31/2018 - 1/31/2021	23,771
1/31/2022 - 1/31/2027	8,827

$42,792

In addition to the Company’s U.S. federal net operating loss, the Company has reflected in its income tax (benefit) provision deferred tax assets associated with net operating losses generated in various U.S. state jurisdictions. However, with respect to jurisdictions where the Company either has limited operations or statutory limitations on the use of acquired net operating losses, the ability to utilize such losses is restricted. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary, as a portion of the assets are not expected to be fully realized. The balance of the valuation allowance associated with U.S. state net operating losses for fiscal 2009 and 2008 was $1.4 and $1.5 million respectively. During fiscal 2009 and 2008 the valuation allowance decreased by $0.1 million and $0.1 million, respectively.

Deferred taxes have not been recognized on unremitted earnings of certain of the Company’s foreign subsidiaries based on the “indefinite reversal” criteria of APB Opinion 23. No provision is made for income tax that would be payable upon the distribution of earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

The federal and state income tax provisions do not reflect the tax savings resulting from deductions associated with the Company’s stock option plans. These savings were $1.7 million, $0.5 million and $0.7 million for the years ended January 31, 2009, 2008 and 2007, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2004 through 2009 are open tax years. Additionally, the Company’s U.S. federal income tax returns for 2000 through 2003 represent open tax years, but only to the extent of refund claims previously filed by the Company. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2003 through 2009, depending on each state’s particular statute of limitation. During the fiscal year ended January 31, 2009, the Company received notification from the Internal Revenue Service (the “IRS”) that the Joint Committee on Taxation had completed its review of our file and took no exception to the conclusions reached by the IRS. Additionally, the Company is currently in discussions with the State of New Jersey to voluntarily disclose and settle income tax liabilities pertaining to the 2004 through 2007 tax years. Furthermore, various state, local, and foreign income tax returns are also under examination by taxing authorities.

Effective February 1, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 did not have a material effect on its consolidated financial position or results of operations. As of February 1, 2008, the Company had a $3.9 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.6 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3.5 million, which includes interest and penalties of $0.5 million. As of January 31, 2009, the Company had a $3.5 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.8 million. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

A reconciliation of the beginning balance of the Company’s unrecognized tax benefits and the ending amount of the unrecognized tax benefits as of January 31 are as follows:

	2009	2008
	(in thousands)
Balance at beginning of period	$3,900	$2,770
Additions based on tax positions related to the current year	140	44
Additions for tax positions of prior years	438	1,086
Reductions for tax positions of prior years	(165)	—
Settlements	(853)	—

Balance at end of period	$3,460	$3,900

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. During the years ended January 31, 2009, 2008, and 2007 the Company recognized approximately $0.2 million, $0.3 million, and $0.3 million in interest and penalties. The Company had approximately $0.8 million and $0.6 million for the payment of interest and penalties accrued at January 31, 2009 and 2008, respectively.

It is reasonably possible that within the next twelve months the Company will resolve the resulting U.S. tax impact of matters finalized as a corollary to the IRS examination. Additionally, it is reasonably possible that within the next twelve months the Company may settle its voluntary disclosure process with the State of New Jersey. The Company does not currently anticipate that such resolutions will significantly increase or decrease tax expense within the next twelve months. Furthermore, the statute of limitations related to the Company’s 2004 through 2006 U.S. federal tax years will expire within the next twelve months. The lapse in the statute of limitations would be expected to decrease tax expense within the next twelve months. The expiration of the statute of limitations related to the Company’s 2004 through 2006 U.S. federal tax year could result in a tax benefit of up to approximately $1.8 million.

22.	Retirement Plan

The Company has a 401(k) Plan (the “Plan”) which includes a discretionary company match equal to 50% of the first 6% contributed to the plan which eligible employees may participate. Eligible employees may participate in the Plan upon the attainment of age 21, and completion of three continuous months of service. Participants may elect to contribute up to 60% of their compensation, subject to maximum statutory limits. The Company’s contributions to the Plan were approximately $1.1 million, $1.3 million and $1.2 million for the fiscal years ended January 31, 2009, 2008 and 2007, respectively.

23.	Benefit Plans

The Company sponsors two qualified pension plans as a result of the Perry Ellis Menswear acquisition that occurred in June 2003. During 2009, in accordance with SFAS No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans, the Company modified the valuation date of plan obligations and assets from the end of December to the end of January. The impact of this change was an immaterial increase in expense.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the plan years beginning January 1, 2007 and ending January 31, 2009, and a statement of the funded status as of January 31, 2009. The plans were frozen and merged as of December 31, 2003.

For the fiscal year ending January 31:	2009	2008
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of plan year	$40,310	$43,586
Service cost	271	250
Interest cost	2,519	2,326
Actuarial loss (gain)	(2,068)	(2,335)
Lump sums plus annuities paid	(3,174)	(3,517)

Benefit obligation at end of plan year	$37,858	$40,310

Change in plan assets
Fair value of plan assets at beginning of plan year	$34,729	$36,077
Actual return on plan assets	(11,405)	2,169
Lump sums plus annuities paid	(3,174)	(3,517)

Fair value of plan assets at end of plan year	$20,150	$34,729

Funded status at end of plan year	$(17,708)	$(5,581)
Unrecognized net actuarial loss (gain)	—	(7,324)

Accrued benefit cost as of January 31	$(17,708)	$(12,905)

The following table provides the amounts recognized in the consolidated balance sheet as of January 31:

	2009	2008
	(in thousands)
Accrued benefit liability	$(17,708)	$(12,905)

Net amount recognized	$(17,708)	$(12,905)

Information for pension plans with an accumulated benefit obligation in excess of the plan assets as of the year end of the plan year:

	2009	2008
	(in thousands)
Projected benefit obligation	$37,858	$40,310
Accumulated benefit obligation	$37,858	$40,310
Fair value of plan assets	$20,150	$34,729

The net unfunded amount is classified as a long term liability in the caption deferred pension obligation on the consolidated balance sheet. At January 31, 2009, the deferred loss included in accumulated other comprehensive loss was $5.3 million before tax and $3.2 million on an after-tax basis. There was no amount included within accumulated other comprehensive (loss) income arising from a change in the additional minimum pension liability as of January 31, 2008 and 2007.

The following table provides the components of net benefit cost for the plans for the fiscal year ended January 31:

	2009	2008	2007
	(in thousands)
Service cost	$271	$250	$250
Interest cost	2,519	2,326	2,309
Expected return on plan assets	(3,055)	(2,820)	(2,915)
Amortization of unrecognized net loss (gain)	(238)	(220)	(151)
Other	—	—	507

Net periodic benefit cost	$(503)	$(464)	$—

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table for the end of plan years ended:

	2009	2008
Discount rate	6.50%	6.00%
Rate of compensation increase	N/A	N/A

The assumptions used in the measurement of the net periodic benefit cost for periods ended January 31 are as follows:

	2009	2008
Discount rate	6.50%	6.00%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	N/A	N/A

The pension plan weighted-average asset allocations at January 31, 2009 and 2008, by asset category, are as follows:

	2009	2008
Asset category:
Equity securities	58.50%	60.30%
Debt securities	29.60%	26.90%
Other	11.90%	12.80%

Total	100.00%	100.00%

The Company’s Investment Committee establishes investment guidelines and strategies, and regularly monitors the performance of the investments. The Company’s investment strategy with respect to pension assets is to invest the assets in accordance with applicable laws and regulations. The long-term primary objectives for the Company’s pension assets are to (1) provide for a reasonable amount of long-term growth of capital, without undue exposure to risk; and protect the assets from erosion of purchasing power, and (2) provide investment results that meet or exceed the plans’ actuarially assumed long-term rate of return.

The expected future benefit payments are as follows for fiscal years ended January 31:

Expected Future Benefits Payments

(in thousands)
2010	$3,240
2011	3,220
2012	3,191
2013	3,167
2014	3,170
Thereafter	15,050

24.	Related Party Transactions

The Company leases under certain lease arrangements approximately 66,000 square feet comprised of approximately 16,000 square feet for administrative offices and approximately 50,000 square feet for warehouse distribution. These facilities are in close proximity to the corporate office of the Company, and are owned by the Chairman of the Board of Directors and Chief Executive Officer (“Chairman”). Rent expense, including insurance and taxes, for these leases amounted to approximately $670,000, or $10.15 per square foot, $648,000, or $9.81 per square foot, and $693,000, or $10.50 per square foot for the years ended January 31, 2009, 2008 and 2007, respectively. At inception of the leases, the Company’s Audit Committee reviewed the terms of the two ten year leases to ensure that they were reasonable and at, or below, market. This review included information from third party sources.

During the years ended January 31, 2009, 2008 and 2007, the Company was a party to aircraft charter agreements with third parties, who chartered the aircraft from an entity controlled by the Chairman and the President and Chief Operating Officer (the “President”). There is no minimum usage requirement, and the charter agreement can be terminated with 60 days notice. The Company paid, under these agreements, to these third parties $1.0 million, $1.1 million and $743,000 for the years ended January 31, 2009, 2008 and 2007, respectively. On an annual basis, the Company’s Governance or Audit Committee reviews the terms of the current arrangement to ensure that it is at, or below, market. This review includes information from third party sources.

The Company is a party to licensing agreements with Isaco International, Inc. (“Isaco”), pursuant to which Isaco has been granted the exclusive license to use various Perry Ellis trademarks in the United States and Puerto Rico to market a line of men’s underwear, hosiery and loungewear. The principal shareholder of Isaco is the father-in-law of the Company’s President. Royalty income earned from the Isaco license agreements amounted to approximately $1.9 million $2.0 million and $2.1 million for the years ended January 31, 2009, 2008 and 2007, respectively. The Company’s Governance or Audit Committee reviews renewals or extension of the licensing agreements, to ensure that they are consistent with the terms and conditions of other license agreements of the Company.

The Company was party to a licensing agreement with Tropi-Tracks LLC (“Tropi-Tracks”), pursuant to which Tropi-Tracks was granted an exclusive license to use the Jantzen brand name in the United States, Canada, and Mexico to market a line of men’s, women’s and junior’s casual and leisure footwear. Salomon Hanono, one of the former members of the Board of Directors of the Company, whose term expired during fiscal 2009, is a member of Tropi-Tracks. The license will terminate in June 2009, with a six month non-exclusive sell-off period. Royalty income earned from the Tropi-Tracks license agreement amounted to $97,000, $92,000 and $71,000 for the years ended January 31, 2009, 2008 and 2007, respectively. The Company’s Governance or Audit Committee reviews renewals or extension of the licensing agreement, to ensure that they are consistent with the terms and conditions of other license agreements of the Company.

The Company was a party to licensing agreements with Superior International (“Superior”), pursuant to which Superior was granted the license to use the Perry Ellis, Cubavera and Mondo di Marco brand names in Latin America, Mexico and the Caribbean to market a line of women’s sportswear. The Company’s President is a partner in Superior. Royalty income earned from the Superior license agreements amounted to approximately $199,000 for the year ended January 31, 2007. This agreement was terminated during 2006.

The Company is party to an agreement with Sprezzatura Insurance Group LLC. Joseph Hanono, the son of the Company’s Secretary-Treasurer, is a member of Sprezzatura Insurance Group. The Company paid under this agreement, to this third party $366,000 in insurance premiums for property and casualty for the year ended January 31, 2009. There were no payments made for the years ended January 31, 2008 and 2007. On an annual basis, the Company’s Governance or Audit Committee reviews the terms of the current arrangement.

25.	Stock Options, Warrants And Restricted Shares

Stock Options – In 1993, the Company adopted the 1993 Stock Option Plan (the “1993 Plan”), which was amended in 1998 and 1999 to increase the number of shares reserved for issuance thereunder. As amended, the 1993 Plan authorized the Company to grant stock options (“Option” or “Options”) to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2002, prior to the termination of the 1993 Plan in 2003, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). The 2002 Plan was amended in 2003 to increase the number of shares reserved for issuance thereunder, among other changes. As amended, the 2002 Plan allowed the Company to grant Options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2005, the Company adopted the 2005 Long-Term Incentive Compensation Plan (the “2005 Plan”, and collectively with the 1993 Plan and the 2002 Plan, the “Stock Option Plans”). The 2005 Plan allows the Company to grant Options and other awards to purchase or receive up to an aggregate of 2,250,000 shares of the Company’s common stock, reduced by any awards outstanding under the 2002 Plan. On March 13, 2008, the Board of Directors unanimously adopted, subject to shareholder approval at the Annual Meeting, an amendment and restatement of the 2005 Plan that increases the number of shares available for grants by an additional 2,250,000 shares to an aggregate of 4,750,000 shares of common stock. The amendment was approved by the shareholders at the 2008 Annual Meeting. All Stock Option Plans are designed to serve as an incentive for attracting and retaining qualified and competent employees, directors, consultants, and independent contractors of the Company.

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

The following table lists information regarding shares under the 1993 Plan, 2002 Plan and 2005 Plan as of January 31, 2009

	Shares Underlying Outstanding Options	Unvested Restricted Shares	Shares Available for Grant
1993 Stock Option Plan	1,086,150	—	—
2002 Stock Option Plan	247,907	—	—
2005 Stock Option Plan	140,908	868,551	2,318,512

	1,474,965	868,551	2,318,512

A summary of the stock option activity for options issued under the 1993 Plan, 2002 Plan and 2005 Plan is as follows for the years ended January 31:

		Option Price Per Share
	Number of Shares	Low	High	Weighted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding February 1, 2006	2,119,823				$9.70	4.91	$8,932
Vested or expected to vest	2,114,823				$9.69	4.90	$8,929
Options Exercisable	1,928,255				$9.32	4.54	$8,759

Granted	125,161	$13.77	$27.17	$19.70
Exercised	(227,811)	$3.46	$16.67	$11.70
Cancelled	(59,625)	$9.50	$15.71	$14.53

Outstanding January 31, 2007	1,957,548				$9.88	4.41	$39,557
Vested or expected to vest	1,952,548				$9.86	4.39	$38,566
Options Exercisable	1,780,722				$9.12	3.94	$37,345

Granted	24,125	$16.00	$33.25	$28.16
Exercised	(75,168)	$5.83	$15.91	$9.63
Cancelled	(38,439)	$12.74	$20.14	$15.67

Outstanding January 31, 2008	1,868,066				$10.01	3.39	$14,656
Vested or expected to vest	1,868,066				$10.01	3.39	$14,656
Options Exercisable	1,746,319				$9.28	3.04	$14,505

Granted	13,197	$17.27	$22.76	$19.39
Exercised	(381,648)	$5.88	$17.97	$9.99
Cancelled	(24,650)	$12.77	$33.25	$16.03

Outstanding January 31, 2009	1,474,965				$10.00	3.17	$10
Vested or expected to vest	1,474,965				$10.00	3.17	$10
Options Exercisable	1,397,076				$9.34	2.90	$10

The aggregate intrinsic value for stock options in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of $3.84, $17.55, and $30.09 at January 31, 2009, 2008 and 2007, respectively. This amount represents the total pre-tax intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date. The total intrinsic value of stock options exercised in fiscal 2009, 2008 and 2007 was approximately $4.4 million, $1.6 million and $2.0 million, respectively. The total fair value of stock options vested in fiscal 2009, 2008 and 2007 was approximately $0.5 million, $0.5 million and $0.9 million, respectively.

Additional information regarding options outstanding and exercisable as of January 31, 2009, is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.00 - $ 7.00	567,999	0.32	$5.76	567,999	$5.76
$ 7.01 - $ 12.00	550,076	3.82	$9.48	550,076	$9.48
$ 12.01 - $ 16.00	128,693	7.45	$14.17	111,951	$14.07
$ 16.01 - $ 21.00	176,000	5.80	$17.37	150,000	$16.97
$ 21.01 - $ 31.00	52,197	7.92	$26.43	17,050	$25.84

	1,474,965			1,397,076

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

During fiscal 2009, the Company granted performance based restricted shares pursuant to the Company’s 2005 Long Term Incentive Compensation Plan, and subject to certain conditions in the grant agreement, as detailed below.

The Company amended the employment agreement with its Chairman of the Board of Directors and Chief Executive Officer to grant up to 375,000 shares of performance based restricted stock, which are subject to certain conditions in the grant agreement. Such stock generally vests 100% on his 80th birthday, provided that he is still an employee of the Company on such date, and the Company has met certain performance criteria. In February 2008, 300,000 shares of restricted stock were issued at an estimated value of $5.4 million. In September 2008, 75,000 shares of restricted stock were issued at an estimated value of $1.4 million. These values will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

The Company amended the employment agreement with its President and Chief Operating Officer to grant up to 375,000 shares of performance based restricted stock, which are subject to certain conditions in the grant agreement. Such stock generally vests 100% on his 60th birthday, provided that he is still an employee of the Company on such date, and the Company has met certain performance criteria. In February 2008, 300,000 shares of restricted stock were issued at an estimated value of $5.4 million. In September 2008, 75,000 shares of restricted stock were issued at an estimated value of $1.4 million. These values will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

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

During fiscal 2009, the Company awarded seven directors an aggregate 18,900 shares of restricted stock, which generally vest over a three year period. The total fair value of the restricted shares amounted to approximately $350,000. Also, in fiscal 2009 the Company awarded one employee an aggregate 5,000 shares of restricted stock, which generally vest over a five year period. The total fair value of the restricted shares amounted to approximately $109,000.

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

As of January 31, 2009, the total unrecognized compensation cost related to unvested stock options outstanding under the Stock Option Plans is approximately $0.9 million. That cost is expected to be recognized over a weighted-average period of 1.4 years. As of January 31, 2009, the total unrecognized compensation cost related to unvested time-based restricted stock was approximately $14.1 million which is expected to be recognized over a weighted-average period of 8.0 years.

The following table summarizes the restricted stock-based award activity during the three years ended January 31, 2009:

	Restricted Shares	Weighted Average Grant Price	Weighted Average Remaining Vesting Period
Unvested as of January 31, 2006	24,750	$14.45	2.50

Granted	25,500
Vested	(5,175)
Forfeited	(7,500)

Unvested as of January 31, 2007	37,575	$18.51	2.65

Granted	17,220
Vested	(8,762)
Forfeited	(2,850)

Unvested as of January 31, 2008	43,183	$22.31	3.13

Granted	849,150
Vested	(15,182)
Forfeited	(8,600)

Unvested as of January 31, 2009	868,551	$17.99	8.06

26.	Segment Information

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

The Company allocates certain corporate selling general and administrative expenses based primarily on the revenues generated by the segments.

	2009	2008	2007
	(in thousands)
Revenues:
Product	$825,868	$838,465	$807,616
Licensing	25,429	25,401	22,226

Total Revenues	$851,297	$863,866	$829,842

Operating Income
Product	$6,228	$42,615	$44,668
Licensing	(1,900)	19,868	14,637

Total Operating Income	$4,328	$62,483	$59,305

Interest Expense
Product	$8,623	$8,745	$10,072
Licensing	8,868	8,849	11,042

Total Interest Expense	$17,491	$17,594	$21,114

Depreciation and Amortization
Product	$14,304	$12,748	$11,117
Licensing	480	530	491

Total Depreciation and Amortization	$14,784	$13,278	$11,608

Identifiable Assets at January 31,
Product	$344,756	$341,695
Licensing	211,517	156,852
Corporate	43,313	87,718

Total Identifiable Assets	$599,586	$586,265

Revenues from external customers and long-lived assets excluding deferred taxes related to continuing operations in the United States and foreign countries are as follows:

	2009	2008	2007
	(in thousands)
Revenues
United States	$785,643	$795,067	$768,444
International	65,654	68,799	61,398

Total revenues	$851,297	$863,866	$829,842

Long-lived assets at January 31,
United States	$227,435	$220,138
International	44,016	51,472

Total long-lived assets	$271,451	$271,610

27.	Commitments and Contingencies

The Company has licensing agreements, as licensee, for the use of certain branded and designer labels. The license agreements expire on varying dates through December 2014. Total royalty payments under these license agreements amounted to approximately $9.1 million, $9.0 million and $6.6 million for the years ended January 31, 2009, 2008 and 2007, respectively, and were classified as cost of sales. Under certain licensing agreements, the Company has to pay certain guaranteed minimum payments. Future minimum payments under these contracts amount to $23.5 million and includes future guaranteed minimum payments under the Callaway Golf licensing arrangement described in footnote 30.

The Company leases two warehouse facilities, one of which includes office space, in Miami, Florida totaling approximately 66,000 square feet from its Chairman, to handle the overflow of bulk shipments and the specialty operations. The leases expire in July 2014. The aggregate annual base payment for these leases is approximately $467,000.

The Company leases several locations for offices, showrooms and retail stores throughout the United States. Lease terms generally range from approximately 3 to 10 years, including anticipated renewal options. The leases generally provide for minimum annual rental payments and are subject to escalations based upon increases in the consumer price index, contractual base rent increases, real estate taxes and other costs. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying retail stores. Certain leases also provide for rent deferral during the initial term of such lease, landlord contributions, and/or scheduled minimum rent increases during the terms of the leases. For financial reporting purposes, rent expense associated with operating leases is recorded on a straight-line basis over the life of the lease. These leases expire through 2017. Minimum aggregate annual commitments for the Company’s non-cancelable unrelated operating lease commitments are as follows:

Year Ending January 31,	Amount
(in thousands)
2010	$12,480
2011	12,094
2012	11,200
2013	11,034
2014	6,836
Thereafter	18,141

Total	$71,785

Rent expense for these operating leases, including the related party rent payments discussed in footnote 24 to the consolidated financial statements amounted to $13.8 million, $10.8 million, and $9.5 million for the years ended January 31, 2009, 2008 and 2007, respectively.

The Company renewed its employment agreement with the Chairman of the Board of Directors and Chief Executive Officer during fiscal 2006. The base salary, which was subject to annual increases, was $0.9 million per year through the remainder of the agreement. During February 2008, the employment agreement was amended, to extend the expiration date to January 2013, increase the base salary to at least $1.0 million and grant up to 375,000 performance based restricted shares, which are subject to certain conditions in the employment agreement.

The Company renewed its employment agreement with the President and Chief Operating Officer during fiscal 2006. The base salary, which was subject to annual increases, was $0.8 million for the first year and $0.9 million per year through the remainder of the agreement. During February 2008, the employment agreement was amended, to extend the expiration date to January 2013, increase the base salary to at least $1.0 million and grant up to 375,000 performance based restricted shares, which are subject to certain conditions in the employment agreement.

The Company entered into an employment agreement with the Chief Financial Officer during March 2009. The agreement expires in March 2011. The base salary, which is subject to annual increases at the Chief Executive Officer’s discretion, is $375,000. The agreement also calls for the granting of 10,000 restricted shares and 10,000 non-qualified stock options.

During fiscal 2006, the Company completed the acquisition of primarily all of the worldwide intellectual property of the California lifestyle company Gotcha International, including the Gotcha, Girl Star and MCD logo trademarks and the intellectual property license agreements for a purchase price of approximately $12.3 million. In addition, there is a contingent earn out amount of approximately $1 million if the Company achieves certain revenue targets for these acquired brands during fiscal 2011, which if, and when, paid would be considered additional purchase price.

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

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

28.	Summarized Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Dollars in thousands)
FISCAL YEAR ENDED JANUARY 31, 2009

Net Sales	$237,762	$187,404	$216,232	$184,470	$825,868
Royalty Income	5,787	6,295	6,583	6,764	25,429

Total Revenues	243,549	193,699	222,815	191,234	851,297
Gross Profit	84,567	62,237	75,900	55,547	278,251
Net Income (Loss)	9,107	(5,379)	4,999	(21,617)	(12,890)
Net Income (Loss) per share:
Basic	$0.63	$(0.36)	$0.34	$(1.58)	$(0.89)
Diluted	$0.60	$(0.36)	$0.33	$(1.58)	$(0.89)

FISCAL YEAR ENDED JANUARY 31, 2008

Net Sales	$222,619	$188,890	$220,881	$206,075	$838,465
Royalty Income	6,151	6,405	6,582	6,263	25,401

Total Revenues	228,770	195,295	227,463	212,338	863,866
Gross Profit	77,790	61,721	76,922	75,201	291,634
Net Income	9,512	267	8,534	9,860	28,173
Net Income per share:
Basic	$0.65	$0.02	$0.58	$0.67	$1.92
Diluted	$0.60	$0.02	$0.55	$0.65	$1.80

FISCAL YEAR ENDED JANUARY 31, 2007

Net Sales	$208,254	$165,699	$207,794	$225,869	$807,616
Royalty Income	5,744	5,323	5,445	5,714	22,226

Total Revenues	213,998	171,022	213,239	231,583	829,842
Gross Profit	70,449	53,846	72,458	79,043	275,796
Net Income (Loss)	5,914	(2,457)	8,241	10,711	22,409
Net Income (Loss) per share:
Basic	$0.41	$(0.17)	$0.57	$0.73	$1.55
Diluted	$0.39	$(0.17)	$0.53	$0.68	$1.45

All prior year amounts have been restated to give affect to the 3-for-2 stock split declared during December 2006. See footnote 5 to the consolidated financial statements for further information.

See footnotes 2 and 11 to the consolidated financial statements for further information regarding the impairment on long-lived assets, which occurred during the fourth quarter ended January 31, 2009.

29.	Strategic Review of Business

Because of the continuing negative economic conditions, the Company undertook a comprehensive strategic review of its assets, practices and competitive position and concluded during the fourth quarter of fiscal 2009 how best to realign the business to succeed in the current and anticipated future economic climate.

The strategic review included: the consolidation of the Tampa bottom’s production department; reduction in headcount, reductions in advertising and promotion budget for the men’s specialty store businesses; restructuring of the Perry Ellis Outlet operations; and a hiring freeze and reduction of travel and other discretionary expenses. This review resulted in severance costs and certain real estate exit costs.

Most of the identified expenses in connection with this strategic review were incurred during the fourth quarter. For the year ended January 31, 2009, the Company incurred approximately $1.7 million in certain real estate exit costs and severance charges which were recorded as a component of selling, general and administrative expenses and which primarily relate to the wholesale segment. As of January 31, 2009, severance charges in the amount of $600,000 remained unpaid and are included in accrued expenses and other liabilities.

The impact of these decisions was combined with the assessment of the competitive and economic environment that was utilized during the Company’s annual testing for possible impairment of its trademarks.

30.	Subsequent Event

Effective for fiscal 2010, the Company has revised its fiscal reporting calendar to a retail calendar. As a result, the fiscal quarters will end on a Saturday. This change is not anticipated to be material to its quarterly or annual reporting. This change allows the Company to be consistent with the reporting period of its retail partners.

In March 2009, the Company entered into a licensing agreement for the use of the Callaway Golf trademark to design, source and sell Callaway Golf brand apparel in the United States. The agreement provides for, among other matters, minimum annual royalty payments and other sales and marketing commitments regardless of the Company’s actual sales of Callaway-branded products. Callaway Golf is a trademark of Callaway Golf Company.

31.	Consolidating Condensed Financial Statements

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of January 31, 2009 and January 31, 2008 and for each of the three years in the period ended January 31, 2009. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF JANUARY 31, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$1,805	$9,604	$(2,596)	$8,813
Accounts receivable, net	482	130,055	12,333	—	142,870
Intercompany receivable - Guarantors	60,735	—	—	(60,735)	—
Inventories	—	123,162	15,912	—	139,074
Other current assets	22,137	25,537	3,741	(19,907)	31,508

Total current assets	83,354	280,559	41,590	(83,238)	322,265

Property and equipment, net	13,256	52,946	4,020	—	70,222
Intangible assets, net	—	158,714	42,515	—	201,229
Investment in subsidiaries	263,462	—	—	(263,462)	—
Other	4,647	3,429	216	(2,422)	5,870

TOTAL	$364,719	$495,648	$88,341	$(349,122)	$599,586

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$16,455	$76,135	$13,551	$(25,006)	$81,135
Intercompany payable - Parent	—	34,442	29,190	(63,632)	—

Total current liabilities	16,455	110,577	42,741	(88,638)	81,135

Notes payable and senior credit facility	99,409	104,415	—	—	203,824
Other long term liabilities	61	52,492	9,892	81	62,526

Total long-term liabilities	99,470	156,907	9,892	81	266,350

Total liabilities	115,925	267,484	52,633	(88,557)	347,485

Minority interest	—	—	3,307	—	3,307

Stockholders’ equity	248,794	228,164	32,401	(260,565)	248,794

TOTAL	$364,719	$495,648	$88,341	$(349,122)	$599,586

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF JANUARY 31, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$8,105	$8,727	$(3,472)	$13,360
Accounts receivable, net	817	122,607	14,662	—	138,086
Intercompany receivable - Guarantors	84,607	—	—	(84,607)	—
Intercompany receivable - Non Guarantors	—	8,094	—	(8,094)	—
Inventories	—	126,357	10,074	—	136,431
Investments	1,181	—	—	—	1,181
Other current assets	11,871	14,739	631	(9,139)	18,102

Total current assets	98,476	279,902	34,094	(105,312)	307,160

Property and equipment, net	17,600	57,533	3,821	—	78,954
Intangible assets, net	—	142,592	50,064	—	192,656
Investment in subsidiaries	273,249	—	—	(273,249)	—
Other	4,812	2,625	58	—	7,495

TOTAL	$394,137	$482,652	$88,037	$(378,561)	$586,265

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$21,275	$74,060	$10,473	$(16,518)	$89,290
Intercompany payable - Parent	—	69,440	18,521	(87,961)	—

Total current liabilities	21,275	143,500	28,994	(104,479)	89,290

Notes payable and senior credit facility	99,244	50,000	—	—	149,244
Other long term liabilities	91	54,060	12,853	3,907	70,911

Total long-term liabilities	99,335	104,060	12,853	3,907	220,155

Total liabilities	120,610	247,560	41,847	(100,572)	309,445

Minority interest	—	—	3,293	—	3,293

Stockholders’ equity	273,527	235,092	42,897	(277,989)	273,527

TOTAL	$394,137	$482,652	$88,037	$(378,561)	$586,265

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF OPERATION

FOR THE YEAR ENDED JANUARY 31, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$760,136	$91,161	$—	$851,297
Gross profit	—	234,536	43,715	—	278,251
Impairment on long-lived assets	—	14,750	7,549	—	22,299
Operating income (loss)	37	11,050	(6,759)	—	4,328
Impairment on marketable securities	2,797	—	—	—	2,797
Interest, minority interest and income taxes	343	14,563	(485)	—	14,421
Equity in loss of subsidiaries, net	(9,787)	—	—	9,787	—
Net loss	(12,890)	(3,513)	(6,274)	9,787	(12,890)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF OPERATION

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

CONSOLIDATING CONDENSED STATEMENTS OF OPERATION

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(12,580)	$9,176	(2,454)	$876	$(4,982)

CASH FLOWS FROM INVESTING
Purchase of property and equipment	—	(8,687)	(1,502)	—	(10,189)
Proceeds on sale of marketable securities	138	—	—	—	138
Payment for acquired businesses, net of cash acquired	—	(33,951)	—	—	(33,951)
Reacquisition of license rights	—	(388)	—	—	(388)

Net cash provided by (used in) investing activities	138	(43,026)	(1,502)	—	(44,390)

CASH FLOWS FROM FINANCING
Deferred financing fees	—	(363)	—	—	(363)
Payments on senior credit facility	—	(277,143)	—	—	(277,143)
Borrowings from senior credit facility	—	331,558	—	—	331,558
Payments on real estate mortgage	—	(434)	(1,001)	—	(1,435)
Payments on capital leases	(202)	—	—	—	(202)
Proceeds from exercise of stock options	3,825	—	—	—	3,825
Tax benefit from exercise of stock options	1,582	—	—	—	1,582
Purchase of treasury stock	(11,576)	—	—	—	(11,576)
Payment of loan to minority interest partner	—	—	(598)	—	(598)
Intercompany transactions	19,636	(25,876)	5,780	460	—

Net cash provided by financing activities	13,265	27,742	4,181	460	45,648

Effect of exchange rate changes on cash and cash equivalents	(823)	(192)	652	(460)	(823)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(6,300)	877	876	(4,547)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	8,105	8,727	(3,472)	13,360

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1,805	$9,604	$(2,596)	$8,813

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(2,153)	$76,385	$17,473	$(413)	$91,292

CASH FLOWS FROM INVESTING
Purchase of property and equipment	—	(18,382)	(695)	122	(18,955)
Purchase of marketable securities	(672)	—	—	—	(672)
Proceeds on sale of marketable securities	320	—	—	—	320

Net cash used in investing activities	(352)	(18,382)	(695)	122	(19,307)

CASH FLOWS FROM FINANCING
Payments on senior credit facility	(335,886)	—	—	—	(335,886)
Borrowings from senior credit facility	274,539	—	—	—	274,539
Payments on real estate mortgage	—	(416)	(91)	—	(507)
Payments on capital leases	(200)	—	—	—	(200)
Proceeds from exercise of stock options	725	—	—	—	725
Tax benefit from exercise of stock options	506	—	—	—	506
Purchase of treasury stock	(4,088)	—	—	—	(4,088)
Intercompany transactions	65,137	(52,322)	(15,738)	2,923	—

Net cash provided by (used in) financing activities	733	(52,738)	(15,829)	2,923	(64,911)

Effect of exchange rate changes on cash and cash equivalents	1,772	192	1,772	(1,964)	1,772

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	5,457	2,721	668	8,846
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	2,648	6,006	(4,140)	4,514

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$8,105	$8,727	$(3,472)	$13,360

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2007

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$11,768	$13,853	$10,116	$(4,141)	$31,596

CASH FLOWS FROM INVESTING
Purchase of property and equipment	(6,677)	(8,831)	(460)	—	(15,968)
Purchase of marketable securities	(2,571)	—	—	—	(2,571)
Purchase of fragrance assets, net	—	(50,115)	(9,345)	50	(59,410)
Sale of fragrance assets, net	75	62,925	—	—	63,000
Reacquisition of license rights	—	(1,806)	—	—	(1,806)

Net cash provided by (used in) investing activities	(9,173)	2,173	(9,805)	50	(16,755)

CASH FLOWS FROM FINANCING
Borrowings from senior credit facility	—	352,822	—	—	352,822
Payments on senior credit facility	(25,363)	(306,503)	—	—	(331,866)
Payments on termination of swap agreements	—	(616)	—	—	(616)
Payments on senior subordinated notes	—	(58,354)	—	—	(58,354)
Payments on real estate mortgage	—	(203)	(82)	—	(285)
Borrowings on real estate mortgage	—	14,783	—	—	14,783
Payments on capital leases	(202)	(12)	—	—	(214)
Proceeds from exercise of stock options	2,662	1	—	(1)	2,662
Tax benefit from exercise of stock options	708	—	—	—	708
Intercompany transactions	18,973	(18,864)	(682)	573	—

Net cash used in financing activities	(3,222)	(16,946)	(764)	572	(20,360)

Effect of exchange rate changes on cash and cash equivalents	621	—	621	(621)	621

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6)	(920)	168	(4,140)	(4,898)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6	3,568	5,838	—	9,412

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2,648	$6,006	$(4,140)	$4,514

Exhibit Index

Exhibit No	Description of Exhibit
10.48	Employment Agreement dated March 2, 2009 between Anita Britt and the Registrant

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002