Form 10-Q
period 2009-05-02
PERRY ELLIS INTERNATIONAL INC
filed 2009-06-05
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock is 15,523,275 (as of June 4, 2009).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of May 2, 2009 and January 31, 2009	1

Condensed Consolidated Statements of Income (Unaudited) for the three months ended May 2, 2009 and April 30, 2008	2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended May 2, 2009 and April 30, 2008	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	22

Item 4:

Controls and Procedures	22

PART II: OTHER INFORMATION	22

Item 2:

Unregistered Sale of Equity Securities and Use of Proceeds	22

Item 6:

Exhibits	23

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	May 2, 2009	January 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$7,051	$8,813
Accounts receivable, net	154,697	142,870
Inventories	114,525	139,074
Deferred income taxes	12,180	10,535
Prepaid income taxes	3,646	9,710
Other current assets	9,747	11,263

Total current assets	301,846	322,265
Property and equipment, net	67,705	70,222
Intangible assets	201,229	201,229
Other assets	5,484	5,870

TOTAL	$576,264	$599,586

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$34,992	$45,826
Accrued expenses and other liabilities	24,510	24,319
Accrued interest payable	1,845	5,336
Unearned revenues	5,251	5,654

Total current liabilities	66,598	81,135

Senior subordinated notes payable, net	149,450	149,409
Senior credit facility	38,264	54,415
Real estate mortgages	24,567	24,686
Deferred pension obligation	17,986	17,708
Unearned revenues and other long term liabilities	18,998	20,048
Deferred income tax	3,204	84

Total long-term liabilities	252,469	266,350

Total liabilities	319,067	347,485

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,990,606 shares issued and outstanding as of May 2, 2009 and 15,996,081 shares issued and outstanding as of January 31, 2009	160	160
Additional paid-in-capital	104,332	103,933
Retained earnings	172,520	166,671
Accumulated other comprehensive income	(5,650)	(6,306)

Treasury stock at cost; 2,462,196 shares as of May 2, 2009 and 2,044,196 shares as of January 31, 2009	(17,415)	(15,664)

Total Perry Ellis International, Inc stockholders’ equity	253,947	248,794

Noncontrolling interest	3,250	3,307

Total stockholders’ equity	257,197	252,101

TOTAL	$576,264	$599,586

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	May 2, 2009	April 30, 2008
Revenues:
Net sales	$214,038	$237,762
Royalty income	6,006	5,787

Total revenues	220,044	243,549
Cost of sales	150,810	158,982

Gross profit	69,234	84,567

Operating expenses
Selling, general and administrative expenses	54,374	62,268
Depreciation and amortization	3,623	3,666

Total operating expenses	57,997	65,934

Operating income	11,237	18,633
Interest expense	4,618	4,491

Net income before income taxes	6,619	14,142
Income tax provision	827	4,708

Net income	5,792	9,434

Less: Net (loss) income attributed to noncontrolling interest	(57)	327

Net income attributed to Perry Ellis International, Inc.	$5,849	$9,107

Net income attributed to Perry Ellis International, Inc. per share:
Basic	$0.46	$0.63

Diluted	$0.46	$0.60

Weighted average number of shares outstanding
Basic	12,701	14,484
Diluted	12,710	15,161

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	May 2, 2009	April 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributed to Perry Ellis International, Inc.	$5,849	$9,107
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,571	3,569
Provision for bad debts	849	69
Tax benefit from exercise of stock options	—	(1,236)
Amortization of debt issue costs	132	185
Amortization of discounts	47	47
Deferred income taxes	1,475	(39)
Stock options and unvested restricted shares issued as compensation	399	487
Noncontrolling interest	(57)	327
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	(12,309)	(34,394)
Inventories	24,921	3,817
Other current assets and prepaid income taxes	7,728	1,488
Other assets	254	165
Deferred pension obligation	278	—
Accounts payable and accrued expenses	(9,540)	(11,495)
Accrued interest payable	(3,491)	(3,080)
Unearned revenues and other current liabilities	(2,733)	(85)

Net cash provided by (used in) operating activities	17,373	(31,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(931)	(2,038)
Payment for assets acquired	—	(33,962)

Net cash used in investing activities	(931)	(36,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	164,441	128,327
Payments on senior credit facility	(180,592)	(63,002)
Payments on real estate mortgages	(117)	(1,105)
Purchase of treasury stock	(1,751)	(189)
Payments on capital leases	(50)	(63)
Payment of loan to noncontrolling interest	—	(598)
Tax benefit from exercise of stock options	—	1,236
Proceeds from exercise of stock options	—	3,329

Net cash (used in) provided by financing activities	(18,069)	67,935

Effect of exchange rate changes on cash and cash equivalents	(135)	(1,978)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,762)	(1,111)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,813	13,360

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,051	$12,249

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,062	$7,524

Income taxes	$113	$3,224

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$71	$361

Unrealized loss on marketable securities included in comprehensive income	$—	$26

Capital lease financing	$—	$176

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of the Securities and Exchange Commission on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP for annual financial statements. These condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

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

2.	SHARE REPURCHASE

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

The Company repurchased 418,000 and 12,000 shares of its common stock during first quarters of fiscal 2010 and fiscal 2009, respectively, at a cost of approximately of $1.8 million and $0.2 million. Through the first quarter of fiscal 2010 total purchases of $17.4 million have been made under this plan.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations,” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No.141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R did not have an impact on the results of operations or the financial position of the Company. A significant impact may, however, result from any future business acquisitions. The amounts of such impact will depend upon the nature and terms of such future acquisitions, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of the Company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling Company’s income statement. SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The Company adopted this statement as of February 1, 2009, including the required retrospective application to all prior periods presented. SFAS No. 160 impacted the Company’s presentation of minority interests on the balance sheet and statement of income but had no impact on the Company’s financial condition, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. This statement is effective for interim periods beginning after December 15, 2008. The adoption of SFAS No. 161 did not have an impact on the results of operations or the financial position of the Company.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. For financial assets and liabilities, SFAS 157 was effective for the fiscal year 2009 financial statements and all required disclosures were incorporated. For non-financial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2008, which required the Company to adopt these provisions in the first quarter of fiscal year 2010. The adoption of the deferred provisions of this statement did not have an impact on the results of operations or the financial position of the Company.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009. The Company has not completed its assessment of the impact, if any, this new pronouncement will have on the financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Staff Position is effective for interim and annual reporting periods ending after June 15, 2009. The Company has not completed its assessment of the impact, if any, this new pronouncement will have on the financial statements.

4.	INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, freight, insurance and commissions to buying agents.

Inventories consisted of the following as of:

	May 2, 2009	January 31, 2009
	(in thousands)
Finished goods	$110,086	$135,040
Raw materials and in process	4,439	4,034

Total	$114,525	$139,074

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	May 2, 2009	January 31, 2009
	(in thousands)
Furniture, fixture and equipment	$77,326	$75,384
Buildings	19,348	19,348
Vehicles	862	862
Leasehold improvements	24,520	25,841
Land	9,163	9,163

	131,219	130,598
Less: accumulated depreciation and amortization	(63,514)	(60,376)

Total	$67,705	$70,222

For the three months ended May 2, 2009 and April 30, 2008, depreciation and amortization expense relating to property and equipment amounted to $3.6 million for each of the periods.

6.	LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	May 2, 2009	January 31, 2009
	(in thousands)
Total letter of credit facilities	$55,873	$86,355
Outstanding letters of credit	(8,097)	(15,721)

Total letters of credit available	$47,776	$70,634

During the first quarter of fiscal 2010, one credit line totaling an estimated $30.0 million was cancelled.

7.	ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $3.8 million and $6.5 million for the three months ended May 2, 2009 and April 30, 2008, respectively, and are included in selling, general and administrative expenses.

8.	NET INCOME PER SHARE ATTRIBUTED TO PERRY ELLIS INTERNATIONAL, INC.

Basic net income per share attributed to Perry Ellis International, Inc. is computed by dividing net income attributed to Perry Ellis International, Inc. by the weighted average shares of outstanding common stock. The calculation of diluted net income per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net income per share attributed to Perry Ellis International, Inc. includes the effects of the stock options and unvested restricted shares as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted income per share attributed to Perry Ellis International, Inc.:

	Three Months Ended
	May 2, 2009	April 30, 2008
	(in thousands, except per share data)
Numerator:
Net income attributed to Perry Ellis International, Inc.	$5,849	$9,107

Denominator:
Basic weighted average shares	12,701	14,484
Dilutive effect: stock options and unvested restricted shares	9	677

Diluted weighted average shares	12,710	15,161

Basic income per share	$0.46	$0.63

Diluted income per share	$0.46	$0.60

Antidilutive effect: stock options (1)	2,867	121

(1)	Represents stock options to purchase shares of common stock and restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

9.	SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

The following table reflects the changes in stockholders’ equity and comprehensive income attributable to both Perry Ellis International, Inc., and the noncontrolling interests of the subsidiary in which Perry Ellis International, Inc. has a majority, but not total, ownership interest.

	Attributed to Perry Ellis International, Inc.	Attributed to Noncontrolling Interest	Total
	(in thousands)
Stockholders’ equity at February 1, 2009	$248,794	$3,307	$252,101

Comprehensive income:
Net income (loss)	5,849	(57)	5,792
Other comprehensive income:
Foreign currency translation adjustment	656	—	656

Total other comprehensive income	656	—	656

Comprehensive income	6,505	(57)	6,448
Share transactions under employee and direct stock purchase plans	399	—	399
Share repurchases	(1,751)	—	(1,751)

Stockholders’ equity at May 2, 2009	$253,947	$3,250	$257,197

Stockholders’ equity at February 1, 2008	$273,527	$3,293	$276,820

Comprehensive income:
Net income	9,107	327	9,434
Other comprehensive income:
Foreign currency translation adjustment	(1,978)	—	(1,978)
Unrealized loss on equity investments	(26)	—	(26)

Total other comprehensive income	(2,004)	—	(2,004)

Comprehensive income	7,103	327	7,430

Payment of loan to noncontrolling interest	—	(598)	(598)
Share transactions under employee and direct stock purchase plans	5,052	—	5,052
Share repurchases	(189)	—	(189)

Stockholders’ equity at April 30, 2008	$285,493	$3,022	$288,515

Accumulated other comprehensive income attributed to Perry Ellis International, Inc. at May 2, 2009 and January 31, 2009 was comprised of the following:

	May 2, 2009	January 31, 2009
	(in thousands)
Foreign currency translation	$(2,427)	$(3,083)
Unrealized loss on pension liability, net of tax	(3,223)	(3,223)

	$(5,650)	$(6,306)

10.	INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2006 through 2009 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2002 through 2009, depending on each state’s particular statute of limitation. As of May 2, 2009, various state, local, and foreign income tax returns are under examination by taxing authorities.

The Company has a $3.5 million liability recorded for unrecognized tax benefits as of February 1, 2009, which includes interest and penalties of $0.8 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the first quarter of fiscal 2010, the total amount of unrecognized tax benefits decreased by $0.4 million. The decrease to the total amount of the unrecognized tax benefit for the first quarter of fiscal 2010 includes a decrease in interest and penalties of $43,000.

It is reasonably possible that within the next twelve months the Company may settle its voluntary disclosure process with the State of New Jersey. The Company does not currently anticipate that such resolutions will significantly increase or decrease tax expense within the next twelve months. Furthermore, the statute of limitations related to the Company’s 2006 U.S. federal tax year will expire within the next twelve months. The lapse in the statute of limitations would be expected to decrease tax expense within the next twelve months. The expiration of the statute of limitations related to the Company’s 2006 U.S. federal tax year could result in a tax benefit of up to approximately $1 million.

11.	STOCK OPTIONS AND RESTRICTED SHARES

During the first quarter of fiscal 2010, the Company granted stock options to purchase shares of common stock to certain key employees. The Company awarded an aggregate 1,163,859 stock options to purchase shares of common stock, with exercise prices ranging from $4.53 to $4.89, which generally vest over a three year period and have a ten year term. The total fair value of the stock options, based on the Black-Scholes Option Pricing Model, amounted to approximately $3,300,000, which will be recorded as compensation expense on a straight-line basis over the vesting period of the stock option.

Also, during the first quarter of fiscal 2010, the Company awarded one employee 10,000 shares of restricted stock, which vest over a four year period at an estimated value of $42,000. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

12.	SEGMENT INFORMATION

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company’s principal segments are grouped between the generation of revenues from products and royalties. The Licensing segment derives its revenues from royalties associated from the use of its brand names, principally Perry Ellis, Jantzen, Original Penguin, Gotcha, Farah, Savane, Pro Player, Manhattan, Munsingwear and Laundry by Shelli Segal. The Product segment derives its revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States.

The Company allocates certain corporate selling general and administrative expenses based primarily on the revenues generated by the segments.

	Three Months Ended
	May 2, 2009	April 30, 2008
	(in thousands)
Revenues:
Product	$214,038	$237,762
Licensing	6,006	5,787

Total Revenues	$220,044	$243,549

Operating Income:
Product	$7,023	$15,320
Licensing	4,214	3,313

Total Operating Income	$11,237	$18,633

13.	BENEFIT PLANS

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the first quarter of fiscal 2010 and 2009:

	Three Months Ended
	May 2, 2009	April 30, 2008
	(in thousands)
Service cost	$63	$63
Interest cost	589	582
Expected return on plan assets	(389)	(705)
Amortization of net loss (gain)	15	(55)

Net periodic benefit cost	$278	$(115)

14.	CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of May 2, 2009 and January 31, 2009, and for the three months ended May 2, 2009 and April 30, 2008. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF MAY 2, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$2,791	$6,978	$(2,718)	$7,051
Accounts receivable, net	444	136,476	17,777	—	154,697
Intercompany receivable	66,350	—	—	(66,350)	—
Inventories	—	99,144	15,381	—	114,525
Other current assets	15,417	18,823	5,091	(13,758)	25,573

Total current assets	82,211	257,234	45,227	(82,826)	301,846

Property and equipment, net	12,016	51,685	4,004	—	67,705
Intangible assets, net	—	158,714	42,515	—	201,229
Investment in subsidiaries	269,319	—	—	(269,319)	—
Other assets	3,633	1,781	70	—	5,484

TOTAL	$367,179	$469,414	$91,816	$(352,145)	$576,264

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$13,736	$59,519	$12,322	$(18,979)	$66,598
Intercompany payable - Parent	—	33,906	36,278	(70,184)	—

Total current liabilities	13,736	93,425	48,600	(89,163)	66,598

Notes payable	99,450	50,000	—	—	149,450
Other long term liabilities	46	91,093	9,377	2,503	103,019

Total long-term liabilities	99,496	141,093	9,377	2,503	252,469

Total liabilities	113,232	234,518	57,977	(86,660)	319,067

Total Perry Ellis International, Inc stockholders’ equity	253,947	234,896	30,589	(265,485)	253,947

Noncontrolling interest	—	—	3,250	—	3,250

Stockholders’ equity	253,947	234,896	33,839	(265,485)	257,197

TOTAL	$367,179	$469,414	$91,816	$(352,145)	$576,264

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF JANUARY 31, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,805	$9,604	$(2,596)	$8,813
Accounts receivable, net	482	130,055	12,333	—	142,870
Intercompany receivable	60,735	—	—	(60,735)	—
Inventories	—	123,162	15,912	—	139,074
Other current assets	22,137	25,537	3,741	(19,907)	31,508

Total current assets	83,354	280,559	41,590	(83,238)	322,265

Property and equipment, net	13,256	52,946	4,020	—	70,222
Intangible assets, net	—	158,714	42,515	—	201,229
Investment in subsidiaries	263,462	—	—	(263,462)	—
Other	4,647	3,429	216	(2,422)	5,870

TOTAL	$364,719	$495,648	$88,341	$(349,122)	$599,586

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$16,455	$76,135	$13,551	$(25,006)	$81,135
Intercompany payable - Parent	—	34,442	29,190	(63,632)	—

Total current liabilities	16,455	110,577	42,741	(88,638)	81,135

Notes payable and senior credit facility	99,409	104,415	—	—	203,824
Other long term liabilities	61	52,492	9,892	81	62,526

Total long-term liabilities	99,470	156,907	9,892	81	266,350

Total liabilities	115,925	267,484	52,633	(88,557)	347,485

Total Perry Ellis International, Inc stockholders’ equity	248,794	228,164	32,401	(260,565)	248,794

Noncontrolling interest	—	—	3,307	—	3,307

Stockholders’ equity	248,794	228,164	35,708	(260,565)	252,101

TOTAL	$364,719	$495,648	$88,341	$(349,122)	$599,586

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MAY 2, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$198,552	$21,492	$—	$220,044
Gross profit	—	61,187	8,047	—	69,234
Operating (loss) income	(1)	12,590	(1,352)	—	11,237
Interest, non controlling interest and income taxes	7	5,858	(477)	—	5,388
Equity in earnings of subsidiaries, net	5,857	—	—	(5,857)	—
Net income (loss) attributed to Perry Ellis International, Inc.	5,849	6,732	(875)	(5,857)	5,849

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED APRIL 30, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$214,917	$28,632	$—	$243,549
Gross profit	—	68,557	16,010	—	84,567
Operating income	335	12,533	5,765	—	18,633
Interest, non controlling interest and income taxes	146	7,952	1,428	—	9,526
Equity in earnings of subsidiaries, net	8,918	—	—	(8,918)	—
Net income attributed to Perry Ellis International, Inc.	9,107	4,581	4,337	(8,918)	9,107

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 2, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$6,827	$18,535	$(7,867)	$(122)	$17,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(67)	(745)	(119)	—	(931)

NET CASH USED IN INVESTING ACTIVITIES	(67)	(745)	(119)	—	(931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior credit facility	—	164,441	—	—	164,441
Payments on senior credit facility	—	(180,592)	—	—	(180,592)
Payments on real estate mortgage	—	(117)	—	—	(117)
Purchase of treasury stock	(1,751)	—	—	—	(1,751)
Payments on capital leases	(50)	—	—	—	(50)
Intercompany transactions	(4,824)	(536)	7,088	(1,728)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(6,625)	(16,804)	7,088	(1,728)	(18,069)
Effect of exchange rate changes on cash and cash equivalents	(135)		(1,728)	1,728	(135)

Net increase (decrease) in cash and cash equivalents	—	986	(2,626)	(122)	(1,762)
Cash and cash equivalents at beginning of period	—	1,805	9,604	(2,596)	8,813

Cash and cash equivalents at end of period	$—	$2,791	$6,978	$(2,718)	$7,051

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30. 2008

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(7,335)	$(24,657)	$1,029	$(105)	$(31,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,739)	(299)	—	(2,038)
Purchase of assets	—	(33,962)	—	—	(33,962)

NET CASH USED IN INVESTING ACTIVITIES	—	(35,701)	(299)	—	(36,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior credit facility	—	128,327	—	—	128,327
Payments on senior credit facility	—	(63,002)	—	—	(63,002)
Payments on real estate mortgage	—	(106)	(999)	—	(1,105)
Purchase of treasury stock	(189)	—	—	—	(189)
Payments on capital leases	(63)	—	—	—	(63)
Payment of loan to noncontrolling interest	—	—	(598)	—	(598)
Tax benefit from exercise of stock options	1,236	—	—	—	1,236
Intercompany transactions	5,000	(5,858)	3,029	(2,171)	—
Proceeds from exercise of stock options	3,329	—	—	—	3,329

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,313	59,361	1,432	(2,171)	67,935
Effect of exchange rate changes on cash and cash equivalents	(1,978)	(192)	(1,978)	2,170	(1,978)

Net increase (decrease) in cash and cash equivalents	—	(1,189)	184	(106)	(1,111)
Cash and cash equivalents at beginning of period	—	8,105	8,727	(3,472)	13,360

Cash and cash equivalents at end of period	$—	$6,916	$8,911	$(3,578)	$12,249

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended January 31, 2009.

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

Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth in various places in this report. These factors include, but are not limited to:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers or programs,

•	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future retail and wholesale consolidation,

•	recent and economic conditions, including turmoil in the financial and credit markets,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	our ability to contain costs,

•	disruptions in the supply chain,

•	our future capital needs and our ability to obtain financing,

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses,

•	our ability to predict consumer preferences and changes in fashion trends and consumer acceptance of both new designs and newly introduced products,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	changes in the costs of raw materials, labor and advertising,

•	our ability to carry out growth strategies including expansion in international and direct to consumer retail markets,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	exposure to foreign currency risk and interest rate risk,

•	possible disruption in commercial activities due to terrorist activity and armed conflict, and

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2009 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets, the measurement of retirement related benefits and stock-based compensation. We believe that there have been no significant changes to our critical accounting policies during the three months ended May 2, 2009, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2009.

Results of Operations

The following is a discussion of the results of operations for the three month period in the first quarter of the fiscal year ending January 30, 2010 (“fiscal 2010”) compared with the three month period in the first quarter of the fiscal year ended January 31, 2009 (“fiscal 2009”).

Results of Operations - three months ended May 2, 2009 compared to the three months ended April 30, 2008

Net sales. Net sales for the three months ended May 2, 2009 were $214.0 million, a decrease of $23.8 million, or 10.0%, from $237.8 million for the three months ended April 30, 2008. This decrease was primarily driven by the transition of the Perry Ellis dress shirts business to a licensed product, which amounted to $3.4 million, and the exiting of Docker’s Outwear and numerous specialty store programs. Additionally several of our previous customers including Mervyns and Goody’s, which accounted for sales of approximately $6.2 million during the first quarter of fiscal 2009, subsequently filed for bankruptcy and liquidated as a result. Further adding to the decrease was our planned reduction of $7.0 million in our bottoms private label and replenishment business. These decreases were partially offset by organic growth of several of our platforms— golf lifestyle, swim, direct retail and our Hispanic brands.

Royalty income. Royalty income for the three months ended May 2, 2009 was $6.0 million, an increase of $0.2 million, or 3.4%, from $5.8 million for the three months ended April 30, 2008. The increase was primarily driven by the new Perry Ellis dress shirt license agreement, partially offset by the loss of some smaller license agreements.

Gross profit. Gross profit was $69.2 million for the three months ended May 2, 2009, a decrease of $15.4 million, or 18.2%, from $84.6 million for the three months ended April 30, 2008.

As a percentage of total revenue, gross profit margins were 31.5% for the three months ended May 2, 2009, as compared to 34.7% for the three months ended April 30, 2008, a decrease of 326 basis points. The decrease in the gross profit percentage was attributed to the exit of the licensed PING golf business at the corporate channel and by the unusually promotional retail environment, particularly the private label program within bottoms and swim. This decrease was partially offset by the increase in royalty income from our new Perry Ellis dress shirt license agreement.

Wholesale gross profit margins (which exclude the impact of royalty income) decreased to 29.5% for the three months ended May 2, 2009 from 33.1% for the three months ended April 30, 2008. The decrease of 359 basis points is attributed to the unusually promotional retail environment, particularly the private label program within bottoms and swim.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended May 2, 2009 were $54.4 million, a decrease of $7.9 million, or 12.7%, from $62.3 million for the three months ended April 30, 2008. The decrease, primarily in our wholesale business, in selling, general and administrative expenses, on a dollar basis, is attributed to a decrease in distribution costs mainly driven by the closure of our Winnsboro warehouse, a reduction in advertising expenses of $2.7 million, a decrease of third party commissions as a result of our exiting of certain specialty store programs and as a result of additional cost saving strategies identified during the strategic review process we began during our third quarter of fiscal 2009. As part of our strategic review process, we identified selling, general and administrative expense reductions of approximately $15 million for fiscal 2010. The identified initiatives included: the consolidation of the Tampa bottom’s production department; reductions in headcount and advertising and promotion budget in the men’s specialty store businesses; reduction in the shared services cost structure; restructuring of the Perry Ellis Outlet operations; the annualization of distribution cost savings due to the closing of the Winnsboro distribution center; and a hiring freeze and reduction of travel and other discretionary expenses.

As a percentage of total revenues, selling, general and administrative expenses were 24.7% for the three months ended April 30, 2008, as compared to 25.6% for the three months ended April 30, 2008. As a percentage of total revenue during the first quarter of fiscal 2010, this decrease was in line with our anticipated results and primarily due to the factors explained above.

Depreciation and amortization. Depreciation and amortization for the three months ended May 2, 2009 was $3.6 million, a decrease of $0.1 million, or 2.7%, from $3.7 million for the three months ended April 30, 2008. Depreciation and amortization remained essentially flat as compared to prior year, with the slight decrease attributed to the write off of the long lived assets in the amount of $1.6 million, during the fourth quarter of fiscal 2009.

Interest expense. Interest expense for the three months ended May 2, 2009, was $4.6 million, an increase of $0.1 million, or 2.2%, from $4.5 million for the three months ended April 30, 2008. The overall increase in interest expense is primarily attributable to a slightly higher average balance on our senior credit facility as compared to the prior year. We began the first fiscal quarter of 2010 with $54.4 in borrowings on the senior credit facility and ended the quarter with $38.3 million as of May 2, 2009 as compared to $65.3 million as of April 30, 2008.

Income taxes. The income tax provision for the three months ended May 2, 2009, was $0.8 million, a $3.9 million decrease as compared to $4.7 million for the three months ended April 30, 2008. For the three months ended May 2, 2009, our effective tax rate was 12.5% as compared to 33.3% for the three months ended April 30, 2008. The decrease in the tax rate is attributed to the total amount of unrecognized tax benefits decreasing during the first quarter of fiscal 2010 and the change in ratio of income between domestic and foreign operations, of which the foreign operations are taxed at lower statutory tax rates.

Net income attributed to Perry Ellis International, Inc. The net income for the three months ended May 2, 2009 was $5.8 million, a decrease of $3.3 million, or 36.3%, as compared to $9.1 million for the three months ended April 30, 2008. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations, acquisitions and capital expenditures. We believe that as a result of our strategic review process and our increased discipline in our working capital and cash flow management, our working capital requirements will decrease for the remainder of the year. As of May 2, 2009, our total working capital was $235.2 million as compared to $241.1 million as of January 31, 2009 and $204.0 million as of April 30, 2008. During the first quarter of fiscal 2010, an underutilized $30 million letter of credit facility was terminated. Traditionally, our letter of credit facilities were used for trade financing. We have shifted our finance strategy from relying on letter of credit facilities to direct trade terms with our vendors, and as such, we did not need the excess capacity provided by this letter of credit facility. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs.

Net cash provided by operating activities was $17.4 million for the three months ended May 2, 2009, as compared to cash used in operating activities of $31.1 million for the three months ended April 30, 2008. The cash provided by operating activities for three months ended May 2, 2009 is primarily attributable to a decrease in inventory of $24.9 million due to tighter controls in inventory planning and a decrease of other current assets, primarily prepaid taxes in the amount of $6 million; offset by an increase in accounts receivable and a reduction of our accounts payable, accrued expenses and accrued interest payable. The cash used in operating activities for the three months ended April 30, 2008 is primarily attributable to an increase in accounts receivable of $34.4 million, a decrease in accounts payable of $11.5 million; offset by a decrease in inventory of $3.8 million due to tighter controls in inventory planning and an anticipated reduction in certain replenishment programs.

Net cash used in investing activities was $0.9 million for the three months ended May 2, 2009, as compared to cash used in investing activities of $36.0 million for the three months ended April 30, 2008. The net cash used during the first three months of fiscal 2010 primarily reflects the purchase of property and equipment in the amount of $0.9 million, as compared to net cash used in the purchase of property and equipment in the amount of $2.0 million and the acquisition of the C&C California and Laundry by Shelli Segal brands and inventory for $34.0 million during the same period in fiscal 2009. We anticipate capital expenditures during fiscal 2010 of $7 million to $8 million in technology and systems, retail stores, and other expenditures.

Net cash used in financing activities for the three months ended May 2, 2009, was $18.1 million, as compared to net cash provided by financing activities for the three months ended April 30, 2008 of $67.9 million. The net cash used during the first three months of fiscal 2010 primarily reflects the net payments on our senior credit facility of $16.2 million, payments of $0.1 million on our mortgages, and purchase of treasury stock of $1.8 million. The net cash provided during the first three months of fiscal 2009 primarily reflects the net borrowings on our senior credit facility of $65.3 million, of which $34 million was used in the acquisition of the C&C California and Laundry by Shelli Segal brands discussed above, and the proceeds received from the exercise of stock options of $3.3 million, offset by net cash used in financing activities for the payments of $1.1 million on our mortgages, purchase of treasury stock of $0.2 million and a payment of loan to noncontrolling interest of $0.6 million.

The Board of Directors has approved a stock repurchase program, which authorizes us to continue to repurchase up to $20 million of our common stock for cash over the next five months. Although the Board of Directors allocated a maximum of $20 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis. Through the first quarter of fiscal 2010 total purchases of $17.4 million have been made under this plan.

Acquisitions

On February 4, 2008, the Company completed the acquisition of the C&C California and Laundry by Shelli Segal brands and related assets from Liz Claiborne, Inc. The acquisition was financed through existing cash and borrowings under the Company’s existing senior credit facility. The transaction was valued at $34 million. Both brands are ideally positioned to address the fastest growing segment within women’s apparel: contemporary. Both brands sell in luxury retail stores and high-end specialty boutiques. Together they created our women’s contemporary business platform. The results of operations of the acquired brands have been included in the Company’s operations beginning as of the date of the acquisition.

Senior Credit Facility

In October 2008, we amended our senior credit facility. In connection with the amendment, we paid approximately $338,000 in financing fees. These fees will be amortized over the term of our senior credit facility. The following is a description of the terms of our senior credit facility with Wachovia Bank, National Association, et al, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $125 million with the opportunity to increase this amount in $25 million increments up to $200 million; (ii) the inventory borrowing limit is $75 million; (iii) the sublimit for letters of credit is up to $40 million; (iv) the amount of letter of credit facilities allowed outside of the facility is $110 million and (v) the outstanding balance is due at the maturity date of February 1, 2012. At May 2, 2009, the balance of the senior credit facility totaled $38.3 million.

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

Interest. Interest on the principal balance under our senior credit facility accrues, at our option, at either (a) the greater of Wachovia’s prime lending rate or the Federal Funds rate; plus 1/2 % plus a margin spread of 100 to 175 basis points based upon the sum of our quarterly average excess availability plus excess cash for the immediately preceding fiscal quarter, at the time of borrowing or (b) the rate quoted by Wachovia as the average monthly Eurodollar Rate for 1-month Eurodollar deposits plus a margin spread of with 200 to 275 basis points based upon the sum of our quarterly average excess availability plus excess cash for the immediately preceding fiscal quarter, at the time of borrowing.

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

Letter of Credit Facilities

As of May 2, 2009, we maintained two U.S. dollar letter of credit facilities totaling $51.8 million, one letter of credit facility totaling $3.2 million utilized by our Canadian joint venture, and one letter of credit facility totaling $0.9 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. During the first quarter of fiscal 2010, one credit line totaling an estimated $30.0 million dollars was cancelled. As of May 2, 2009, there was $47.8 million available under the existing letter of credit facilities.

$150 Million Senior Subordinated Notes Payable

In fiscal 2004, we issued $150 million 87 /8% senior subordinated notes, due September 15, 2013. The proceeds of this offering were used to redeem its then outstanding 12 1 / 4 % senior subordinated notes and to pay down the outstanding balance of the senior credit facility at that time. The proceeds to us were $146.8 million yielding an effective interest rate of 9.1%.

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

Real Estate Mortgage Loans

Our main administrative office, warehouse and distribution facility is a 240,000 square foot facility in Miami, Florida. The facility was partially financed with an $11.6 million real estate mortgage loan. The real estate mortgage loan contains certain covenants. We are not aware of any non-compliance with any of our covenants under the real estate mortgage. We could be materially harmed if we violate any covenants because the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indenture relating to our senior subordinated notes resulting in all our of debt obligations becoming immediately due and payable, which we may not be able to satisfy. Interest is fixed at 7.123%. In August 2008, we executed a maturity extension of the real estate mortgage loan until July 1, 2010. At May 2, 2009, the balance of the real estate mortgage loan totaled $10.9 million, of which $190,000 is due within one year.

In October 2005, we acquired three administrative office units in a building in Beijing, China. The aggregate purchase price was $2.3 million, including closing costs. These purchases were partially financed with three variable interest mortgage loans totaling $1.2 million dollars in the aggregate. During March 2008 we paid off the three variable interest mortgage loans.

In June 2006, the Company entered into a mortgage loan for $15 million secured by its Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 are due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest is set at 6.25% for the first five years, at which point it will be reset based on the terms and conditions of the promissory note. At May 2, 2009, the balance of the real estate mortgage loan totaled $14.4 million, of which $312,000 is due within one year.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements” as defined by applicable GAAP and SEC rules.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three months ended May 2, 2009.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 2, 2009 in timely alerting them to material information required to be included in our periodic SEC filings, and that information required to be disclosed by us in these periodic filings was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting during the quarter ended May 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

(c)	Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to our purchases of Perry Ellis International common stock during the first quarter of fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value that May Yet Be Purchased under the Plans or Programs
February 1, 2009 to February 28, 2009	418,000	$4.19	418,000	$2,563,000
March 1, 2009 to April 4, 2009	—	—	—	$2,563,000
April 5, 2009 to May 2, 2009	—	—	—	$2,563,000

Total shares repurchased as of May 2, 2009	418,000	$4.19	418,000	$2,563,000

(1)	During November 2007, our Board of Directors authorized us to purchase, from time to time and as market and business conditions warrant, up to $20 million of our common stock for cash in the open market or in privately negotiated transactions over a 12-month period. In September 2008, the Board of Directors extended the stock repurchase program for the next twelve months. Although the Board of Directors allocated a maximum of $20 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis.

ITEM 6.	Exhibits

Index to Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

June 5, 2009	By:	/S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Section 1350.