Form 10-Q
period 2009-08-01
PERRY ELLIS INTERNATIONAL INC
filed 2009-09-09
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 1, 2009

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

The number of shares outstanding of the registrant’s common stock is 16,042,571 (as of September 8, 2009).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of August 1, 2009 and January 31, 2009	1

Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended August 1, 2009 and July 31, 2008	2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended August 1, 2009 and July 31, 2008	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3:

Quantitative and Qualitative Disclosures About Market Risks	25

Item 4:

Controls and Procedures	26

PART II: OTHER INFORMATION	26

Item 4:

Submission of Matters to a Vote of Security Holders	26

Item 6:

Exhibits	27

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	August 1, 2009	January 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$29,485	$8,813
Accounts receivable, net	100,086	142,870
Inventories	103,409	139,074
Deferred income taxes	10,292	10,535
Prepaid income taxes	6,969	9,710
Other current assets	11,389	11,263

Total current assets	261,630	322,265

Property and equipment, net	66,069	70,222
Intangible assets	201,229	201,229
Other assets	5,988	5,870

TOTAL	$534,916	$599,586

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,573	$45,826
Accrued expenses and other liabilities	23,991	23,825
Current portion - real estate mortgage	11,109	494
Accrued interest payable	5,127	5,336
Unearned revenues	4,927	5,654

Total current liabilities	75,727	81,135

Senior subordinated notes payable, net	149,491	149,409
Senior credit facility	—	54,415
Real estate mortgages	13,848	24,686
Deferred pension obligation	18,266	17,708
Unearned revenues and other long term liabilities	18,545	20,048
Deferred income tax	4,159	84

Total long-term liabilities	204,309	266,350

Total liabilities	280,036	347,485

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 16,021,571 shares issued and outstanding as of August 1, 2009 and 15,996,081 shares issued and outstanding as of January 31, 2009	160	160
Additional paid-in-capital	105,176	103,933
Retained earnings	167,212	166,671
Accumulated other comprehensive loss	(3,657)	(6,306)

Total	268,891	264,458

Treasury stock at cost; 2,462,196 shares as of August 1, 2009 and 2,044,196 shares as of January 31, 2009	(17,415)	(15,664)

Total Perry Ellis International, Inc stockholders’ equity	251,476	248,794

Noncontrolling interest	3,404	3,307

Total stockholders’ equity	254,880	252,101

TOTAL	$534,916	$599,586

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 1, 2009	July 31, 2008	August 1, 2009	July 31, 2008
Revenues:
Net sales	$152,980	$187,404	$367,018	$425,166
Royalty income	6,189	6,295	12,195	12,082

Total revenues	159,169	193,699	379,213	437,248
Cost of sales	109,961	131,462	260,771	290,444

Gross profit	49,208	62,237	118,442	146,804

Operating expenses
Selling, general and administrative expenses	47,700	60,328	102,074	122,596
Depreciation and amortization	3,390	3,681	7,013	7,347

Total operating expenses	51,090	64,009	109,087	129,943

Operating (loss) income	(1,882)	(1,772)	9,355	16,861
Impairment on marketable securities	—	1,983	—	1,983
Interest expense	3,966	4,288	8,584	8,779

Net (loss) income before income taxes	(5,848)	(8,043)	771	6,099
Income tax (benefit) provision	(694)	(2,664)	133	2,044

Net (loss) income	(5,154)	(5,379)	638	4,055

Less: Net income attributed to noncontrolling interest	154	—	97	327

Net (loss) income attributed to Perry Ellis International, Inc.	$(5,308)	$(5,379)	$541	$3,728

Net (loss) income attributed to Perry Ellis International, Inc. per share:
Basic	$(0.42)	$(0.36)	$0.04	$0.25

Diluted	$(0.42)	$(0.36)	$0.04	$0.24

Weighted average number of shares outstanding
Basic	12,669	14,777	12,685	14,632
Diluted	12,669	14,777	12,719	15,323

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	August 1, 2009	July 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributed to Perry Ellis International, Inc.	$541	$3,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,898	7,151
Provision for bad debts	907	627
Tax benefit from exercise of stock options	—	(1,353)
Amortization of debt issue costs	267	369
Amortization of discounts	92	93
Deferred income taxes	4,319	(234)
Stock options and unvested restricted shares issued as compensation	1,243	956
Noncontrolling interest	97	327
Loss on impairment of marketable securities	—	1,983
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	43,188	22,920
Inventories	37,097	10,171
Other current assets	(53)	(975)
Prepaid income taxes	2,759	(9,595)
Other assets	(385)	651
Deferred pension obligation	556	—
Accounts payable, accrued expenses and other liabilities	(14,797)	(19,228)
Income taxes payable	—	(996)
Accrued interest payable	(209)	76
Unearned revenues and other current liabilities	(4,044)	(238)

Net cash provided by operating activities	78,476	16,433

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,589)	(4,668)
Reacquisition of license rights	—	(388)
Payment for assets acquired	—	(33,603)

Net cash used in investing activities	(1,589)	(38,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	252,217	177,729
Payments on senior credit facility	(306,632)	(155,431)
Payments on real estate mortgages	(233)	(1,214)
Purchase of treasury stock	(1,751)	(189)
Payments on capital leases	(150)	(104)
Payment of loan to minority interest partner	—	(598)
Tax benefit from exercise of stock options	—	1,353
Proceeds from exercise of stock options	—	3,599

Net cash (used in) provided by financing activities	(56,549)	25,145

Effect of exchange rate changes on cash and cash equivalents	334	(2,051)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,672	868
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,813	13,360

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,485	$14,228

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,701	$8,610

Income taxes	$334	$12,463

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$74	$412

Capital lease financing	$906	$176

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

The Company repurchased 418,000 and 12,000 shares of its common stock in the first quarter of fiscal 2010 and fiscal 2009, respectively, at a cost of approximately of $1.8 million and $0.2 million. No purchases were made during the second quarter of fiscal 2010 and fiscal 2009. Through the second quarter of fiscal 2010 total purchases of $17.4 million have been made under this plan.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position was effective for interim reporting periods ending after June 15, 2009. The adoption of this statement did not have an impact on the results of operations or the financial position of the Company.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Staff Position was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this statement did not have an impact on the results of operations or the financial position of the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes principles and requirements for subsequent events, which are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 was effective for interim or annual financial periods ending after June 15, 2009 and is to be applied prospectively. This statement was adopted during the second quarter of fiscal 2010. The Company evaluated subsequent events through the time of the filing of these financial statements with the SEC on September 9, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140.” The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of SFAS No. 166 are to be applied to transfers that occur on or after the effective date. The adoption of SFAS No. 166 is not expected to have a material impact on the results of operations or the financial position of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends FASB Interpretation 46(R) to require an enterprise to perform an analysis to determine whether an enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses of or the right to receive benefits from the entity. SFAS No. 167 also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of SFAS No. 167 is not expected to have a material impact on the results of operations or the financial position of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (also issued as Accounting Standards Update No. 2009-01). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will have no impact on the results of operations or the financial position of the Company.

4.	INVENTORIES

Inventories are stated at the lower of cost (weighted average cost) or market. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, freight, insurance and commissions to buying agents.

Inventories consisted of the following as of:

	August 1, 2009	January 31, 2009
	(in thousands)
Finished goods	$100,735	$135,040
Raw materials and in process	2,674	4,034

Total	$103,409	$139,074

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	August 1, 2009	January 31, 2009
	(in thousands)
Furniture, fixture and equipment	$78,197	$75,384
Buildings	19,348	19,348
Vehicles	862	862
Leasehold improvements	25,261	25,841
Land	9,163	9,163

	132,831	130,598
Less: accumulated depreciation and amortization	(66,762)	(60,376)

Total	$66,069	$70,222

For the three months ended August 1, 2009 and July 31, 2008, depreciation and amortization expense relating to property and equipment amounted to $3.3 million and $3.6 million, respectively. For the six months ended August 1, 2009 and July 31, 2008, depreciation and amortization expense relating to property and equipment amounted to $6.9 million and $7.2 million, respectively.

6.	LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	August 1, 2009	January 31, 2009
	(in thousands)
Total letter of credit facilities	$54,569	$86,355
Outstanding letters of credit	(9,031)	(15,721)

Total letters of credit available	$45,538	$70,634

During the first quarter of fiscal 2010, one credit line totaling an estimated $30.0 million was cancelled.

7.	ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $2.4 million and $5.0 million for the three months ended August 1, 2009 and July 31, 2008, respectively, and $6.2 million and $11.5 million for the six months ended August 1, 2009 and July 31, 2008, respectively, and are included in selling, general and administrative expenses.

8.	NET (LOSS) INCOME PER SHARE ATTRIBUTED TO PERRY ELLIS INTERNATIONAL, INC.

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average shares of outstanding common stock. The calculation of diluted net (loss) income per share is similar to basic (loss) earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net (loss) income per share includes the effects of stock options and unvested restricted shares as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended		Six Months Ended
	August 1, 2009	July 31, 2008	August 1, 2009	July 31, 2008
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(5,308)	$(5,379)	$541	$3,728

Denominator:
Basic income per share - weighted average shares	12,669	14,777	12,685	14,632
Dilutive effect: stock options and unvested restricted stock	—	—	34	691

Diluted income per share - weighted average shares	12,669	14,777	12,719	15,323

Basic (loss) income per share	$(0.42)	$(0.36)	$0.04	$0.25

Diluted (loss) income per share	$(0.42)	$(0.36)	$0.04	$0.24

Antidilutive effect: (1)	2,914	2,154	2,312	104

(1)	Represents stock options to purchase shares of common stock and restricted stock that were not included in computing diluted (loss) income per share because their effects were antidilutive for the respective periods.

9.	SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

The following table reflects the changes in stockholders’ equity attributable to both Perry Ellis International, Inc., and the noncontrolling interests of the subsidiary in which Perry Ellis International, Inc. has a majority, but not total, ownership interest.

	Attributed to Perry Ellis International, Inc.	Attributed to Noncontrolling Interest	Total
	(in thousands)
Stockholders’ equity at February 1, 2009	$248,794	$3,307	$252,101

Comprehensive income	3,190	97	3,287
Share transactions under employee and direct stock purchase plans	1,243	—	1,243
Share repurchases	(1,751)	—	(1,751)

Stockholders’ equity at August 1, 2009	$251,476	$3,404	$254,880

Stockholders’ equity at February 1, 2008	$273,527	$3,293	$276,820

Comprehensive income	2,634	327	2,961

Payment of loan to noncontrolling interest	—	(598)	(598)
Share transactions under employee and direct stock purchase plans	5,908	—	5,908
Share repurchases	(189)	—	(189)

Stockholders’ equity at July 31, 2008	$281,880	$3,022	$284,902

Accumulated other comprehensive income attributed to Perry Ellis International, Inc. at August 1, 2009 and January 31, 2009 was comprised of the following:

	August 1, 2009	January 31, 2009
	(in thousands)
Foreign currency translation	$(434)	$(3,083)
Unrealized loss on pension liability, net of tax	(3,223)	(3,223)

	$(3,657)	$(6,306)

The following table reflects comprehensive income for the three and six months ended August 1, 2009 and July 31, 2008 attributable to both Perry Ellis International, Inc., and the noncontrolling interests of the subsidiary in which Perry Ellis International, Inc. has a majority, but not total, ownership interest.

	Three Months Ended		Six Months Ended
	August 1, 2009	July 31, 2008	August 1, 2009	July 31, 2008
	(In thousands)
Net (loss) income	$(5,154)	$(5,379)	$638	$4,055

Other Comprehensive (loss) income:
Foreign currency translation adjustments, net	1,993	(73)	2,649	(2,051)
Unrealized loss on marketable securities, net of tax	—	(256)	—	(282)
Reclassification adjustment, net of tax	—	1,239	—	1,239

Total other comprehensive income (loss)	1,993	910	2,649	(1,094)

Comprehensive (loss) income	(3,161)	(4,469)	3,287	2,961
Less: comprehensive income attributable to the noncontrolling interest	154	—	97	327

Comprehensive (loss) income attributable to Perry Ellis International, Inc.	$(3,315)	$(4,469)	$3,190	$2,634

10.	REAL ESTATE MORTGAGE

The Company’s main administrative office, warehouse and distribution facility is a 240,000 square foot facility in Miami, Florida. The facility was partially financed with an $11.6 million real estate mortgage loan. The real estate mortgage contains certain covenants and as of August 1, 2009, the Company is not aware of any non-compliance with any of these covenants. The interest rate is fixed at 7.123%. In August 2008, the Company executed a maturity extension of the real estate mortgage loan until July 1, 2010. At August 1, 2009, the balance of the real estate mortgage loan totaled $10.8 million, of which the entire balance is reflected as a current liability since it is due within one year.

In June 2006, the Company entered into a mortgage loan for $15 million secured by its Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 are due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest is set at 6.25% for the first five years, at which point it will be reset based on the terms and conditions of the promissory note. At August 1, 2009, the balance of the real estate mortgage loan totaled $14.1 million, of which $293,000 is due within one year.

11.	INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2006 through 2009 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2002 through 2009, depending on each state’s particular statute of limitation. As of August 1, 2009, various state, local, and foreign income tax returns are under examination by taxing authorities.

The Company has a $3.5 million liability recorded for unrecognized tax benefits as of February 1, 2009, which includes interest and penalties of $0.8 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three and six months ended August 1, 2009, the total amount of unrecognized tax benefits increased by $15,000 and decreased by $0.4 million, respectively. The change to the total amount of the unrecognized tax benefits for the three and six months ended August 1, 2009 included an increase in interest and penalties of $7,000 and a decrease of $43,000, respectively.

It is reasonably possible that within the next twelve months the Company may settle its voluntary disclosure process with the State of New Jersey. The Company does not currently anticipate that such resolution will significantly increase or decrease tax expense within the next twelve months. Furthermore, the statute of limitations related to the Company’s 2006 U.S. federal tax year will expire within the next twelve months. The lapse in the statute of limitations would be expected to decrease tax expense within the next twelve months. The expiration of the statute of limitations related to the Company’s 2006 U.S. federal tax year could result in a tax benefit of up to approximately $1 million.

12.	STOCK OPTIONS AND RESTRICTED SHARES

During the first and second quarters of fiscal 2010, the Company granted stock options to purchase shares of common stock to certain key employees. The Company awarded an aggregate of 1,163,859 and 14,167 stock options to purchase shares of common stock, respectively, during the quarters with exercise prices ranging from $4.53 to $8.00, which generally vest over a three year period and have a ten year term. The total fair value of the stock options, based on the Black-Scholes Option Pricing Model, amounted to approximately $3,300,000, which will be recorded as compensation expense on a straight-line basis over the vesting period of each stock option.

Also, during the first quarter of fiscal 2010, the Company awarded one employee 10,000 shares of restricted stock, which vest over a four year period at an estimated value of $42,000. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the second quarter of fiscal 2010, the Company awarded five directors an aggregate of 32,765 shares of restricted stock, which vest over a three year period at an estimated value of $250,000. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	Three Months Ended		Six Months Ended
	August 1, 2009	July 31, 2008	August 1, 2009	July 31, 2008
	(in thousands)		(in thousands)
Revenues:
Product	$152,980	$187,404	$367,018	$425,166
Licensing	6,189	6,295	12,195	12,082

Total Revenues	$159,169	$193,699	$379,213	$437,248

Operating (Loss) Income:
Product	$(6,827)	$(7,261)	$196	$8,059
Licensing	4,945	5,489	9,159	8,802

Total Operating (Loss) Income	$(1,882)	$(1,772)	$9,355	$16,861

14.	BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the three and six months ended August 1, 2009 and July 31, 2008, respectively:

	Three Months Ended		Six Months Ended
	August 1, 2009	July 31, 2008	August 1, 2009	July 31, 2008
	(in thousands)		(in thousands)
Service cost	$63	$63	$126	$126
Interest cost	589	582	1,178	1,164
Expected return on plan assets	(389)	(705)	(778)	(1,410)
Amortization of net gain	15	(55)	30	(110)

Net periodic benefit cost	$278	$(115)	$556	$(230)

15.	FAIR VALUE MEASUREMENTS

The carrying amounts of accounts receivable, accounts payable, accrued expenses, and accrued interest payable approximates fair value due to their short-term nature. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate. As of August 1, 2009 and January 31, 2009, the fair value of the $150 million senior subordinated notes payable was approximately $127.5 million and $90.0 million, respectively, based on quoted market prices. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

16.	SUBSEQUENT EVENTS

Subsequent to quarter end, the Company entered into an interest rate swap agreement (the “Swap Agreement”) for an aggregate notional amount of $75 million in order to reduce the debt servicing costs associated with its $150 million 8  7/8% senior subordinated notes. The Swap Agreement is scheduled to terminate on September 15, 2013. Under the Swap Agreement, the Company is entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8  7/8% and is obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the one-month LIBOR rate plus 632 basis points for the period through September 15, 2013. The Swap Agreement has optional call provisions with trigger dates of September 15, 2009,

September 15, 2010 and September 15, 2011, which contain premium requirements in the event the call is exercised. The Swap Agreement is a fair value hedge as it has been designated against the 8  7/8% senior subordinated notes carrying a fixed rate of interest and converts the fixed interest payments to variable interest payments.

Subsequent to quarter end, the Company entered into an interest rate cap agreement (the “$75 million Cap Agreement”) for an aggregate notional amount of $75 million associated with the senior subordinated notes. The $75 million Cap Agreement is scheduled to become effective on December 15, 2010 and terminate on September 15, 2013. The $75 million Cap Agreement limits the maximum interest rate on $75 million of the senior subordinated notes to 9.32%. The $75 million Cap Agreement will not qualify for hedge accounting treatment.

17.	CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of August 1, 2009 and January 31, 2009 and for the three and six months ended August 1, 2009 and July 31, 2008. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF AUGUST 1, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$20,795	$11,617	$(2,927)	$29,485
Accounts receivable, net	444	77,404	22,238	—	100,086
Intercompany receivable	71,585	—	—	(71,585)	—
Inventories	—	88,327	15,082	—	103,409
Other current assets	16,814	19,626	4,428	(12,218)	28,650

Total current assets	88,843	206,152	53,365	(86,730)	261,630

Property and equipment, net	11,787	50,322	3,960	—	66,069
Intangible assets, net	—	156,714	44,515	—	201,229
Investment in subsidiaries	264,120	—	—	(264,120)	—
Other assets	3,809	2,109	70	—	5,988

TOTAL	$368,559	$415,297	$101,910	$(350,850)	$534,916

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$16,986	$60,059	$11,324	$(12,642)	$75,727
Intercompany payable - Parent	—	31,482	46,832	(78,314)	—

Total current liabilities	16,986	91,541	58,156	(90,956)	75,727

Notes payable	99,491	50,000	—	—	149,491
Other long term liabilities	606	42,828	8,881	2,503	54,818

Total long-term liabilities	100,097	92,828	8,881	2,503	204,309

Total liabilities	117,083	184,369	67,037	(88,453)	280,036

Total Perry Ellis International, Inc stockholders’ equity	251,476	230,928	31,469	(262,397)	251,476

Noncontrolling interest	—	—	3,404	—	3,404

Stockholders’ equity	251,476	230,928	34,873	(262,397)	254,880

TOTAL	$368,559	$415,297	$101,910	$(350,850)	$534,916

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED AUGUST 1, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$140,927	$18,242	$—	$159,169
Gross profit	—	41,035	8,173	—	49,208
Operating loss	(89)	(1,021)	(772)	—	(1,882)
Interest, non controlling interest and income taxes	20	2,947	459	—	3,426
Equity in earnings of subsidiaries, net	(5,199)	—	—	5,199	—
Net loss attributed to Perry Ellis International, Inc.	(5,308)	(3,968)	(1,231)	5,199	(5,308)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JULY 31, 2008 (amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$173,097	$20,602	$—	$193,699
Gross profit	—	51,949	10,288	—	62,237
Operating loss	(11)	(246)	(1,515)	—	(1,772)
Impairment on marketable securities	1,983	—	—	—	1,983
Interest, non controlling interest and income taxes	(656)	3,302	(1,022)	—	1,624
Equity in earnings of subsidiaries, net	(4,041)	—	—	4,041	—
Net loss attributed to Perry Ellis International, Inc.	(5,379)	(3,548)	(493)	4,041	(5,379)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED AUGUST 1, 2009 (amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$339,479	$39,734	$—	$379,213
Gross profit	—	102,222	16,220	—	118,442
Operating (loss) income	(90)	11,569	(2,124)	—	9,355
Interest, non controlling interest and income taxes	27	8,805	(18)	—	8,814
Equity in earnings of subsidiaries, net	658	—	—	(658)	—
Net income (loss) attributed to Perry Ellis International, Inc.	541	2,764	(2,106)	(658)	541

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JULY 31, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$388,014	$49,234	$—	$437,248
Gross profit	—	120,506	26,298	—	146,804
Operating income	324	12,287	4,250	—	16,861
Impairment on marketable securities	1,983	—	—	—	1,983
Interest, non controlling interest and income taxes	(510)	11,254	406	—	11,150
Equity in earnings of subsidiaries, net	4,877	—	—	(4,877)	—
Net income attributed to Perry Ellis International, Inc.	3,728	1,033	3,844	(4,877)	3,728

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS AUGUST 1, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$10,189	$75,955	$(12,343)	$4,675	$78,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(87)	(1,357)	(145)	—	(1,589)

NET CASH USED IN INVESTING ACTIVITIES	(87)	(1,357)	(145)	—	(1,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior credit facility	—	252,217	—	—	252,217
Payments on senior credit facility	—	(306,632)	—	—	(306,632)
Payments on real estate mortgage	—	(233)	—	—	(233)
Purchase of treasury stock	(1,751)	—	—	—	(1,751)
Payments on capital leases	(150)	—	—	—	(150)
Intercompany transactions	(8,535)	(960)	13,327	(3,832)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,436)	(55,608)	13,327	(3,832)	(56,549)
Effect of exchange rate changes on cash and cash equivalents	334	—	1,174	(1,174)	334

Net increase in cash and cash equivalents	—	18,990	2,013	(331)	20,672
Cash and cash equivalents at beginning of period	—	1,805	9,604	(2,596)	8,813

Cash and cash equivalents at end of period	$—	$20,795	$11,617	$(2,927)	$29,485

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

Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth in various places in this report. These factors include, but are not limited to:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers or programs,

•	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future retail and wholesale consolidation,

•	recent economic conditions, including turmoil in the financial and credit markets,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	our ability to contain costs,

•	disruptions in the supply chain,

•	our future capital needs and our ability to obtain financing,

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses,

•	our ability to predict consumer preferences and changes in fashion trends and consumer acceptance of both new designs and newly introduced products,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	changes in the costs of raw materials, labor and advertising,

•	our ability to carry out growth strategies including expansion in international and direct to consumer retail markets,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	exposure to foreign currency risk and interest rate risk,

•	possible disruption in commercial activities due to terrorist activity and armed conflict, and

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2009 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets, the measurement of retirement related benefits and stock-based compensation. We believe that there have been no significant changes to our critical accounting policies during the six months ended August 1, 2009, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2009.

Results of Operations

The following is a discussion of the results of operations for the three and six month periods of the fiscal year ending January 31, 2010 (“fiscal 2010”) compared with the three and six month periods of the fiscal year ended January 31, 2009 (“fiscal 2009”).

Results of Operations - three and six months ended August 1, 2009 compared to three and six months ended July 31, 2008.

Net sales. Net sales for the three months ended August 1, 2009 were $153.0 million, a decrease of $34.4 million, or 18.4%, from $187.4 million for the three months ended July 31, 2008. This decrease was primarily driven by the weakness at the department store channel for swimwear product, affected by unusually cold weather, and for the Perry Ellis brand which accounted for $11 million. A reduction of $3 million resulted from the transition of the Perry Ellis dress shirts business to a licensed product and the exiting of Dockers Outwear and numerous specialty store programs. In addition, the door count reduction for the Perry Ellis Collection at the department store distribution channel, accounting for a $3.5 million reduction. The reduction due to the anticipated deceleration of PING golf business. Also, several of our previous customers, including Mervyns and Goody’s, which accounted for sales of approximately $5.0 million during the second quarter of fiscal 2009, subsequently filed for bankruptcy and liquidated as a result. Further adding to the decrease was our planned reduction of $7.0 million in our private label and replenishment business. These decreases were partially offset by organic growth of several of our platforms— golf lifestyle, Merona swim program, and our Hispanic brands.

Net sales for the six months ended August 1, 2009 were $367.0 million, a decrease of $58.2 million, or 13.7%, from $425.2 million for the six months ended July 31, 2008. This decrease was primarily driven by the transition of the Perry Ellis dress shirts business to a licensed product; the exit of PING, Dockers Outwear and numerous specialty store programs; several of our previous customers including Mervyns and Goody’s, which accounted for sales of approximately $11.2 million during the first half of fiscal 2009, subsequently filing for bankruptcy and liquidated as a result; and our planned reduction of $14.0 million in our private label and replenishment business. These decreases were partially offset by organic growth of several of our platforms— golf lifestyle and our Hispanic brands.

Royalty income. Royalty income for the three months ended August 1, 2009 was $6.2 million, a decrease of $0.1 million, or 1.6%, from $6.3 million for the three months ended July 31, 2008. The decrease was driven by the exit of the Hartmarx license, partially offset by the increase driven by the new Perry Ellis dress shirt license agreement. Royalty income for the six months ended August 1, 2009 was $12.2 million, an increase of $0.1 million, or 0.8%, from $12.1 million for the six months ended July 31, 2008. The increase was primarily driven by the new Perry Ellis dress shirt license agreement, partially offset by the loss of some smaller license agreements.

Gross profit. Gross profit was $49.2 million for the three months ended August 1, 2009, a decrease of $13.0 million, or 20.9%, from $62.2 million for the three months ended July 31, 2008. Gross profit was $118.4 million for the six months ended August 1, 2009, as compared to $146.8 million for six months ended July 31, 2008, a decrease of 19.3%.

As a percentage of total revenue, gross profit margins were 30.9% for the three months ended August 1, 2009, as compared to 32.1% for the three months ended July 31, 2009, a decrease of 122 basis points. The decrease in the gross profit percentage was attributed to the exit of the licensed PING golf business at the corporate channel and by the unusually promotional retail environment in the private label program within bottoms and swim. This decrease was partially offset by the increase in royalty income from our new Perry Ellis dress shirt license agreement and in the reduction of our sales allowance and chargebacks by 200 basis points. As a percentage of total revenue, gross profit margins were 31.2% for the six months ended August 1, 2009, as compared to 33.6% for the six months ended July 31, 2008, a decrease of 234 basis points. The decrease in the gross profit percentage came from the factors described above.

The wholesale gross profit margin (which excludes the impact of royalty income) for the three months ended August 1, 2009 was 28.1%, as compared to 29.9% for the three months ended July 31, 2008. The wholesale gross profit margin percentage decreased for the six months ended August 1, 2009, to 30.0%, as compared to 31.7% for the six months ended July 31, 2008. The decrease for the three and six months ended August 1, 2009 was primarily attributable to the unusually promotional retail environment in the private label program within bottoms and swim.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended August 1, 2009 was $47.7 million, a decrease of $12.6 million, or 20.9%, from $60.3 million for the three months ended July 31, 2008. The decrease, primarily in our wholesale business, in selling, general and administrative expenses, on a dollar basis, is attributed to a decrease in distribution costs, a reduction in advertising expenses of $2.6 million, a decrease of third party commissions as a result of our exiting of certain specialty store programs and through our efforts to control sample costs.

As a percentage of total revenues, selling, general and administrative expenses was 30.0% for the three months ended August 1, 2009, as compared to 31.1% for the three months ended July 31, 2008. As a percentage of total revenue during the second quarter of fiscal 2010, this decrease was in line with our anticipated results and primarily due to the factors explained above.

Selling, general and administrative expenses for the six months ended August 1, 2009, was $102.1 million, a decrease of $20.5 million, or 16.7%, from $122.6 million for the six months ended July 31, 2008. The decrease, primarily in our wholesale business, in selling, general and administrative expenses, on a dollar basis, is attributed to a decrease in distribution costs mainly driven by the closure of our Winnsboro warehouse, a reduction in advertising expenses of $5.3 million, a decrease of third party commissions as a result of our exiting of certain specialty store programs and as a result of additional cost saving strategies identified during the strategic review process we began during our third quarter of fiscal 2009.

As part of our strategic review process, we identified selling, general and administrative expense reductions of approximately $15 million for fiscal 2010. The identified initiatives included: the consolidation of the Tampa bottom’s production department; reductions in headcount and advertising and promotion budget in the men’s specialty store businesses; reduction in the shared services cost structure; restructuring of the Perry Ellis Outlet operations; the annualization of distribution cost savings due to the closing of the Winnsboro distribution center; and a hiring freeze and reduction of travel and other discretionary expenses. Thus far we have had a cost reduction of $19 million and anticipate that there is an additional $5 million to $10 million in savings for the second half of fiscal 2010.

As a percentage of total revenues, selling, general and administrative expenses was 26.9% for the six months ended August 1, 2009, as compared to 28.0% for the six months ended July 31, 2008. As a percentage of total revenue during the first half of fiscal 2010, this decrease was in line with our anticipated results and primarily due to the factors explained above.

Depreciation and amortization. Depreciation and amortization for the three months ended August 1, 2009 was $3.4 million, a decrease of $0.3 million, or 8.1%, from $3.7 million for the three months ended July 31, 2008. Depreciation and amortization for the six months ended August 1, 2009, was $7.0 million, a decrease of $0.3 million, or 4.1%, from $7.3 million for the six months ended July 31, 2008. Depreciation and amortization decreased slightly as compared to the prior year, with the slight decrease attributed to the write off of the long lived assets in the amount of $1.6 million, during the fourth quarter of fiscal 2009.

Impairment on marketable securities. During the second quarter of fiscal 2009, we determined that certain marketable securities which were classified as available for sale were deemed to be other than temporarily impaired. Accordingly, an impairment in the amount of approximately $2.0 million was recognized for the three and six months ended July 31, 2008.

Interest expense. Interest expense for the three months ended August 1, 2009, was $4.0 million, a decrease of $0.3 million, or 7.0%, from $4.3 million for the three months ended July 31, 2008. Interest expense for the six months ended August 1, 2009, was $8.6 million, a decrease of $0.2 million, or 2.3%, from $8.8 million for the six months ended July 31, 2008. The overall decrease in interest expense is primarily attributable to a lower average balance on our senior credit facility as compared to the prior year. We began the first fiscal quarter of 2010 with $54.4 million in borrowings on the senior credit facility and ended the second quarter with no outstanding borrowings as compared to $22.3 million as of July 31, 2008.

Income taxes. The income tax benefit for the three months ended August 1, 2009, was ($0.7) million, a decrease of $2 million as compared to the ($2.7) million for the three months ended July 31, 2008. For the three months ended August 1, 2009, our effective tax rate was 11.9% as compared to 33.1% for the three months ended July 31, 2008. The primary reason for the decrease in the effective rate was due to the change in ratio of income between domestic and foreign operations, of which the foreign operations are taxed at lower statutory tax rates.

Our income tax provision for the six months ended August 1, 2009 was $0.1 million, a $1.9 million decrease as compared to $2.0 million for the six months ended July 31, 2008. For the six months ended August 1, 2009, our effective tax rate was 17.3% as compared to 33.5% for the six months ended July 31, 2008. The decrease in the effective tax rate is attributed to the total amount of unrecognized tax benefits during the first half of fiscal 2010 and the change in ratio of income between domestic and foreign operations, of which the foreign operations are taxed at lower statutory tax rates.

Net (loss) income. The net (loss) for the three months ended August 1, 2009 was ($5.3) million, a decrease of $0.1 million, as compared to the net (loss) of ($5.4) million for the three months ended July 31, 2008. Net income for the six months ended August 1, 2009 was $0.5 million, a decrease of $3.2 million, or 86.5%, as compared to net income of $3.7 million for the six months ended July 31, 2008. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations, acquisitions and capital expenditures. We believe that as a result of our strategic review process and our increased discipline in our working capital and cash flow management, our working capital requirements will decrease for the remainder of the year. As of August 1, 2009, our total working capital was $185.9 million as compared to $241.1 million as of January 31, 2009 and $199.7 million as of July 31, 2008. During the first quarter of fiscal 2010, an underutilized $30 million letter of credit facility was terminated. Traditionally, our letter of credit facilities were used for trade financing. We have shifted our finance strategy from relying on letter of credit facilities to direct trade terms with our vendors, and as such, we did not need the excess capacity provided by this letter of credit facility. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs.

Net cash provided by operating activities was $78.5 million for the six months ended August 1, 2009, as compared to net cash provided by operating activities of $16.4 million for the six months ended July 31, 2008. The increase of $62.1 million in the level of cash provided by operating activities for the six months ended August 1, 2009, as compared to the six months ended July 31, 2008, is primarily attributable to a decrease in accounts receivable of $43.2 million due to lower sales and our collection efforts, a decrease in inventory of $37.1 million due to improved inventory planning and a decrease of prepaid taxes of $2.8 million; offset by the reduction of accounts payable, accrued expenses and other liabilities in the amount of $14.8 million and the decrease of unearned revenues and other liabilities of $4.0 million. For the six months ended July 31, 2008, cash provided by operating activities was primarily attributable to a decrease in accounts receivable of $22.9 million due to our collection efforts, and a decrease in inventory of $10.2 million due to improved inventory planning; offset by the reduction of accounts payable, accrued expenses and other liabilities in the amount of $19.2 million and the increase of prepaid taxes of $9.6 million.

Net cash used in investing activities was $1.6 million for the six months ended August 1, 2009, as compared to net cash used in investing activities of $38.7 million for the six months ended July 31, 2008. The net cash used during the first half of Fiscal 2010 primarily reflects the purchase of property and equipment in the amount of $1.6 million, as compared to net cash used during the first half of Fiscal 2009 for the purchase of property and equipment in the amount of $4.7 million and the acquisition of the C&C California and Laundry by Shelli Segal brands and inventory for $33.6 million. Additionally we entered into a capital lease for the acquisition of certain equipment in the amount of $0.9 million which was categorized as a non-cash financing activity. We anticipate capital expenditures during fiscal 2010 of $6 million to $7 million in technology and systems, retail stores, and other expenditures.

Net cash used in financing activities for the six months ended August 1, 2009, was $56.5 million, as compared to net cash provided by financing activities for the six months ended July 31, 2008 of $25.1 million. The net cash used during the first half of fiscal 2010 primarily reflects the net payments on our senior credit facility of $54.4 million, the payments of $0.4 million on our mortgages and capital leases, and the purchase of treasury stock of $1.8 million. The net cash provided during the first half of fiscal 2009 primarily reflects the net borrowings on our senior credit facility of $22.3 million and the proceeds received from the exercise of stock options of $3.6 million, offset by the payments of $1.2 million on our mortgages, purchase of treasury stock of $0.2 million and a payment of loan to a noncontrolling interest of $0.6 million.

The Board of Directors has approved a stock repurchase program, which authorizes us to continue to repurchase up to $20 million of our common stock for cash over the next three months. Although the Board of Directors allocated a maximum of $20 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis. Through the second quarter of fiscal 2010 total purchases of $17.4 million have been made under this plan.

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

Senior Credit Facility

In October 2008, we amended our senior credit facility. In connection with the amendment, we paid approximately $338,000 in financing fees. These fees will be amortized over the term of our senior credit facility. The following is a description of the terms of our senior credit facility with Wachovia Bank, National Association, et al, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $125 million with the opportunity to increase this amount in $25 million increments up to $200 million; (ii) the inventory borrowing limit is $75 million; (iii) the sublimit for letters of credit is up to $40 million; (iv) the amount of letter of credit facilities allowed outside of the facility is $110 million and (v) the outstanding balance is due at the maturity date of February 1, 2012. At August 1, 2009, we did not have any borrowings under the senior credit facility.

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

Interest. Interest on the principal balance under our senior credit facility accrues, at our option, at either (a) the greater of Wachovia’s prime lending rate or the Federal Funds rate; plus  1/ 2 % plus a margin spread of 100 to 175 basis points based upon the sum of our quarterly average excess availability plus excess cash for the immediately preceding fiscal quarter, at the time of borrowing or (b) the rate quoted by Wachovia as the average monthly Eurodollar Rate for 1-month Eurodollar deposits plus a margin spread of with 200 to 275 basis points based upon the sum of our quarterly average excess availability plus excess cash for the immediately preceding fiscal quarter, at the time of borrowing.

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

Letter of Credit Facilities

As of August 1, 2009, we maintained two U.S. dollar letter of credit facilities totaling $50.1 million, one letter of credit facility totaling $3.5 million utilized by our Canadian joint venture, and one letter of credit facility totaling $1.0 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. During the first quarter of fiscal 2010, one credit line totaling an estimated $30.0 million dollars was cancelled. As of August 1, 2009, there was $45.5 million available under existing letter of credit facilities.

$150 Million Senior Subordinated Notes Payable

In fiscal 2004, we issued $150 million 8 7/8% senior subordinated notes, due September 15, 2013. The proceeds of this offering were used to redeem its then outstanding 12  1/4 % senior subordinated notes and to pay down the outstanding balance of the senior credit facility at that time. The proceeds to us were $146.8 million yielding an effective interest rate of 9.1%.

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

Real Estate Mortgage Loans

Our main administrative office, warehouse and distribution facility is a 240,000 square foot facility in Miami, Florida. The facility was partially financed with an $11.6 million mortgage loan. The real estate mortgage loan contains certain covenants. We are not aware of any non-compliance with any of our covenants under the real estate mortgage. We could be materially harmed if we violate any covenants because the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indenture relating to our senior subordinated notes resulting in all our of debt obligations becoming immediately due and payable, which we may not be able to satisfy. Interest is fixed at 7.123%. In August 2008, we executed a maturity extension of the real estate mortgage loan until July 1, 2010. At August 1, 2009, the balance of the real estate mortgage loan totaled $10.8 million, of which the entire balance is reflected as a current liability since it is due within one year.

In October 2005, we acquired three administrative office units in a building in Beijing, China. The aggregate purchase price was $2.3 million, including closing costs. These purchases were partially financed with three variable interest mortgage loans totaling $1.2 million dollars in the aggregate. During March 2008 we paid off the three variable interest mortgage loans.

In June 2006, the Company entered into a mortgage loan for $15 million secured by its Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 are due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest is set at 6.25% for the first five years, at which point it will be reset based on the terms and conditions of the promissory note. At August 1, 2009, the balance of the real estate mortgage loan totaled $14.1 million, of which $293,000 is due within one year.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements” as defined by applicable GAAP and SEC rules.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and six months ended August 1, 2009.

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

Derivatives on $150 Million Senior Subordinated Notes Payable

Subsequent to quarter end, we entered into an interest rate swap agreement (the “Swap Agreement”) for an aggregate notional amount of $75 million in order to reduce our debt servicing costs associated with our $150 million 8  7/8% senior subordinated notes. The Swap Agreement is scheduled to terminate on September 15, 2013. Under the Swap Agreement, we are entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8  7/8% and are obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the one-month LIBOR rate plus 632 basis points for the period through September 15, 2013. The Swap Agreement has optional call provisions with trigger dates of September 15, 2009, September 15, 2010 and September 15, 2011, which contain premium requirements in the event the call is exercised. The Swap Agreement is a fair value hedge as it has been designated against the 8  7/8% senior subordinated notes carrying a fixed rate of interest and converts the fixed interest payments to variable interest payments.

Subsequent to quarter end, we entered into an interest rate cap agreement (the “$75 million Cap Agreement”) for an aggregate notional amount of $75 million associated with our senior subordinated notes. The $75 million Cap Agreement is scheduled to become effective on December 15, 2010 and terminate on September 15, 2013. The $75 million Cap Agreement limits the maximum interest rate on $75 million of our senior subordinated notes to 9.32%. The $75 million Cap Agreement will not qualify for hedge accounting treatment.

Other

Our current exposure to foreign exchange risk is not significant and accordingly, we have not entered into any transactions to hedge against those risks.

Item 4:	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 1, 2009 in timely alerting them to material information required to be included in our periodic SEC filings, and that information required to be disclosed by us in these periodic filings was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting during the quarter ended August  1, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on Thursday, June 18, 2009.

(b)	The following individuals were elected a director until the 2012 Annual Meeting of Shareholders and until his successor is duly elected and qualified.

	FOR	WITHHELD

Oscar Feldenkreis	12,493,281	511,598

Joe Arriola	11,098,852	1,906,027

Joseph P. Lacher	11,473,894	1,530,985

The term of office of each of the following directors continued after the meeting:

George Feldenkreis	Leonard Miller

Gary Dix	Joseph Natoli

(c)	The shareholders ratified the appointment by the Audit Committee of Perry Ellis’ board of directors of Deloitte & Touche LLP to serve as Perry Ellis’ independent auditors for the fiscal year ending January 31, 2010.

FOR	AGAINST	ABSTAIN

12,953,047	45,274	6,558

ITEM 6.	Exhibits

Index to Exhibits

Exhibit Number	Description
10.49	Employment Agreement dated June 26, 2009 between Stephen Harriman and the Registrant (1) (2)

10.50	Severance Agreement and General Release dated August 5, 2009 between Paul Rosengard and the Registrant (1) (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (4)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (4)

32.1	Certification of Chief Executive Officer pursuant to Section 1350. (4)

32.2	Certification of Chief Financial Officer pursuant to Section 1350. (4)

(1)	Management Contract or Compensation Plan.
(2)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 1, 2009 and incorporated herein by reference.
(3)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated August 5, 2009 and incorporated herein by reference.
(4)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

September 9, 2009	By:	/S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.