Form 10-Q
period 2009-10-31
PERRY ELLIS INTERNATIONAL INC
filed 2009-12-09
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2009

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

The number of shares outstanding of the registrant’s common stock is 13,593,875 (as of December 8, 2009).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of October 31, 2009 and January 31, 2009	1

Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended October 31, 2009 and 2008	2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 31, 2009 and 2008	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	27

Item 4:

Controls and Procedures	28

PART II: OTHER INFORMATION

Item 6:

Exhibits	28

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	October 31, 2009	January 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$25,519	$8,813
Accounts receivable, net	123,623	142,870
Inventories	97,865	139,074
Deferred income taxes	10,852	10,535
Prepaid income taxes	9,088	9,710
Other current assets	9,547	11,263

Total current assets	276,494	322,265

Property and equipment, net	63,666	70,222
Intangible assets	200,315	201,229
Other assets	5,567	5,870

TOTAL	$546,042	$599,586

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$37,963	$45,826
Accrued expenses and other liabilities	24,345	23,825
Current portion - real estate mortgage	11,067	494
Accrued interest payable	1,866	5,336
Unearned revenues	5,771	5,654

Total current liabilities	81,012	81,135

Senior subordinated notes payable, net	149,787	149,409
Senior credit facility	—	54,415
Real estate mortgages	13,780	24,686
Deferred pension obligation	17,942	17,708
Unearned revenues and other long term liabilities	17,642	20,048
Deferred income tax	5,677	84

Total long-term liabilities	204,828	266,350

Total liabilities	285,840	347,485

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 16,056,071 shares issued and outstanding as of October 31, 2009 and 15,996,081 shares issued and outstanding as of January 31, 2009	161	160
Additional paid-in-capital	106,237	103,933
Retained earnings	171,350	166,671
Accumulated other comprehensive loss	(3,703)	(6,306)

Total	274,045	264,458

Treasury stock at cost; 2,462,196 shares as of October 31, 2009 and 2,044,196 shares as of January 31, 2009	(17,415)	(15,664)

Total Perry Ellis International, Inc. stockholders’ equity	256,630	248,794

Noncontrolling interest	3,572	3,307

Total stockholders’ equity	260,202	252,101

TOTAL	$546,042	$599,586

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Revenues:
Net sales	$172,154	$216,232	$539,172	$641,398
Royalty income	6,397	6,583	18,592	18,665

Total revenues	178,551	222,815	557,764	660,063
Cost of sales	117,564	146,915	378,335	437,359

Gross profit	60,987	75,900	179,429	222,704

Operating expenses
Selling, general and administrative expenses	48,704	59,933	150,778	182,529
Depreciation and amortization	3,292	3,551	10,305	10,898

Total operating expenses	51,996	63,484	161,083	193,427

Operating income	8,991	12,416	18,346	29,277
Impairment on marketable securities	—	580	—	2,563
Interest expense	4,711	4,355	13,295	13,134

Net income before income taxes	4,280	7,481	5,051	13,580
Income tax (benefit) provision	(26)	2,244	107	4,288

Net income	4,306	5,237	4,944	9,292

Less: Net income attributed to noncontrolling interest	168	238	265	565

Net income attributed to Perry Ellis International, Inc.	$4,138	$4,999	$4,679	$8,727

Net income attributed to Perry Ellis International, Inc. per share:
Basic	$0.33	$0.34	$0.37	$0.59

Diluted	$0.31	$0.33	$0.36	$0.57

Weighted average number of shares outstanding
Basic	12,695	14,752	12,688	14,673
Diluted	13,230	15,170	12,889	15,272

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended October 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,679	$8,727
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,131	10,602
Provision for bad debt	1,104	808
Tax benefit from exercise of stock options	(106)	(1,583)
Amortization of debt issue costs	399	554
Amortization of discounts	141	139
Deferred income taxes	5,276	(216)
Stock options and unvested restricted shares issued as compensation	1,872	1,515
Gain on sale of intangible assets	(886)	—
Minority interest	265	565
Change in fair value of derivatives	776	—
Loss on impairment of marketable securities	—	2,563
Changes in operating assets and liabilities (net of effects of acquisition transaction):
Accounts receivable, net	20,677	(13,985)
Inventories	42,847	16,683
Other current assets	2,069	423
Prepaid income taxes	585	(8,195)
Other assets	(96)	1,293
Deferred pension obligation	234	—
Accounts payable, accrued expenses and other liabilities	(9,219)	(22,145)
Income taxes payable	—	(741)
Accrued interest payable	(3,470)	(3,106)
Unearned revenues	(2,925)	(983)

Net cash provided by (used in) operating activities	74,353	(7,082)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,329)	(8,544)
Reacquisition of license rights	—	(388)
Payment for assets acquired	—	(33,603)
Proceeds on sale of intangible assets	700	—

Net cash used in investing activities	(1,629)	(42,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	324,156	259,915
Payments on senior credit facility	(378,571)	(211,694)
Payment of loan to minority interest partner	—	(598)
Purchase of treasury stock	(1,751)	(5,711)
Payments on real estate mortgages	(350)	(1,324)
Deferred financing fees	—	(338)
Payments on capital leases	(313)	(154)
Tax benefit from exercise of stock options	106	1,583
Proceeds from exercise of stock options	327	3,823

Net cash (used in) provided by financing activities	(56,396)	45,502

Effect of exchange rate changes on cash and cash equivalents	378	(1,516)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,706	(5,631)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,813	13,360

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,519	$7,729

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$15,848	$16,101

Income taxes	$490	$12,939

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$78	$329

Capital lease financing	$1,001	$176

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

During November 2007, the Company’s Board of Directors previously authorized the Company to purchase, from time to time and as market and business conditions warrant, up to $20 million of its common stock for cash in the open market or in privately negotiated transactions over a 12-month period. In September 2008 and 2009, the Board of Directors extended the stock repurchase program for the next twelve months. Although the Board of Directors allocated a maximum of $20 million to carry out the program, the Company is not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis.

The Company repurchased 418,000 and 617,307 shares of its common stock during the nine months ended October 31, 2009 and 2008, respectively, at a cost of approximately of $1.8 million and $5.7 million. Through the third quarter of fiscal 2010 total purchases of $17.4 million have been made under this plan.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (now FASB Accounting Standards Codification (“ASC”) 825-10-65), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position was effective for interim reporting periods ending after June 15, 2009. The adoption of this statement did not have an impact on the results of operations or the financial position of the Company.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (now ASC 320-10-65), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Staff Position was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this statement did not have an impact on the results of operations or the financial position of the Company.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events.” (now ASC 855-10). This standard establishes principles and requirements for subsequent events, which are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this standard sets forth (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This standard was effective for interim or annual financial periods ending after June 15, 2009 and is to be applied prospectively. This statement was adopted during the second quarter of fiscal 2010. The Company evaluated subsequent events through the time of the filing of these financial statements with the SEC on December 9, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (now part of ASC 860). The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this standard are to be applied to transfers that occur on or after the effective date. The adoption of this standard is not expected to have a material impact on the results of operations or the financial position of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” (now part of ASC 810). This standard amends FASB Interpretation 46(R) to require an enterprise to perform an analysis to determine whether an enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses of or the right to receive benefits from the entity. This standard also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard is not expected to have a material impact on the results of operations or the financial position of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (also issued as Accounting Standards Update “ASU” No. 2009-01). This standard establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU No. 2009-5 had no impact on the results of operations or the financial position of the Company.

In August 2009, the FASB issued ASU No. 2009-5, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value.” ASU No. 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of ASC Topic 820. ASU No. 2009-5 is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of ASU No. 2009-5 is not expected to have a material impact on the results of operations or financial position of the Company.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements.” ASU No. 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and expands the disclosures related to multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The adoption of ASU No. 2009-13 will not have a material impact on the results of operations or financial position of the Company.

4.	INVENTORIES

Inventories are stated at the lower of cost (weighted average cost) or market. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, freight, insurance and commissions to buying agents.

Inventories consisted of the following as of:

	October 31, 2009	January 31, 2009
	(in thousands)
Finished goods	$95,293	$135,040
Raw materials and in process	2,572	4,034

Total	$97,865	$139,074

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	October 31, 2009	January 31, 2009
	(in thousands)
Furniture, fixture and equipment	$77,954	$75,384
Buildings	19,348	19,348
Vehicles	862	862
Leasehold improvements	25,530	25,841
Land	9,163	9,163

	132,857	130,598
Less: accumulated depreciation and amortization	(69,191)	(60,376)

Total	$63,666	$70,222

For the three months ended October 31, 2009 and 2008, depreciation and amortization expense relating to property and equipment amounted to $3.2 million and $3.5 million, respectively. For the nine months ended October 31, 2009 and 2008, depreciation and amortization expense relating to property and equipment amounted to $10.1 million and $10.6 million, respectively.

6.	LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	October 31, 2009	January 31, 2009
	(in thousands)
Total letter of credit facilities	$54,488	$86,355
Outstanding letters of credit	(7,262)	(15,721)

Total letters of credit available	$47,226	$70,634

During the first quarter of fiscal 2010, one credit line totaling an estimated $30.0 million was cancelled.

7.	ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $2.6 million and $5.7 million for the three months ended October 31, 2009 and 2008, respectively, and $8.8 million and $17.2 million for the nine months ended October 31, 2009 and 2008, respectively, and are included in selling, general and administrative expenses.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
	(in thousands, except per share data)
Numerator:
Net income	$4,138	$4,999	$4,679	$8,727

Denominator:
Basic net income per share - weighted average shares	12,695	14,752	12,688	14,673
Dilutive effect: stock options and unvested restricted stock	535	418	201	599

Diluted net income per share - weighted average shares	13,230	15,170	12,889	15,272

Basic net income per share	$0.33	$0.34	$0.37	$0.59

Diluted net income per share	$0.31	$0.33	$0.36	$0.57

Antidilutive effect: (1)	1,010	1,092	1,877	437

(1)	Represents stock options to purchase shares of common stock and restricted stock that were not included in computing diluted net income per share because their effects were antidilutive for the respective periods.

9.	SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

The following table reflects the changes in stockholders’ equity attributable to both Perry Ellis International, Inc., and the noncontrolling interests of the subsidiary in which Perry Ellis International, Inc. has a majority, but not total, ownership interest.

	Attributed to Perry Ellis International, Inc.	Attributed to Noncontrolling Interest	Total
	(in thousands)
Stockholders’ equity at February 1, 2009	$248,794	$3,307	$252,101

Comprehensive income	7,282	265	7,547
Share transactions under employee and direct stock purchase plans	2,305	—	2,305
Share repurchases	(1,751)	—	(1,751)

Stockholders’ equity at October 31, 2009	$256,630	$3,572	$260,202

Stockholders’ equity at February 1, 2008	$273,527	$3,293	$276,820

Comprehensive income	5,315	565	5,880

Payment of loan to noncontrolling interest	—	(598)	(598)
Share transactions under employee and direct stock purchase plans	6,923	—	6,923
Share repurchases	(5,711)	—	(5,711)

Stockholders’ equity at October 31, 2008	$280,054	$3,260	$283,314

Accumulated other comprehensive loss at October 31, 2009 and January 31, 2009 was comprised of the following:

	October 31, 2009	January 31, 2009
	(in thousands)
Foreign currency translation	$(480)	$(3,083)
Unrealized loss on pension liability, net of tax	(3,223)	(3,223)

	$(3,703)	$(6,306)

The following table reflects comprehensive income for the three and nine months ended October 31, 2009 and 2008 attributable to both Perry Ellis International, Inc., and the noncontrolling interests of the subsidiary in which Perry Ellis International, Inc. has a majority, but not total, ownership interest.

	Three Months Ended		Nine Months Ended
	October 31, 2009	October 31, 2008	October 31, 2009	October 31, 2008
	(in thousands)
Net income	$4,306	$5,237	$4,944	$9,292

Other Comprehensive (loss) income:
Foreign currency translation adjustments, net	(46)	(2,452)	2,603	(4,503)
Unrealized loss on marketable securities, net of tax	—	(265)	—	(547)
Reclassification adjustment, net of tax	—	399	—	1,638

Total other comprehensive income (loss)	(46)	(2,318)	2,603	(3,412)

Comprehensive income	4,260	2,919	7,547	5,880
Less: comprehensive income attributable to the noncontrolling interest	168	238	265	565

Comprehensive income attributable to Perry Ellis International, Inc.	$4,092	$2,681	$7,282	$5,315

10.	REAL ESTATE MORTGAGE

The Company’s main administrative office, warehouse and distribution facility is a 240,000 square foot facility in Miami, Florida. The facility was partially financed with an $11.6 million real estate mortgage loan. The real estate mortgage contains certain covenants and as of October 31, 2009, the Company is not aware of any non-compliance with any of these covenants. The interest rate is fixed at 7.123%. In August 2008, the Company executed a maturity extension of the real estate mortgage loan until July 1, 2010. At October 31, 2009, the balance of the real estate mortgage loan totaled $10.8 million, of which the entire balance is reflected as a current liability since it is due within one year.

In June 2006, the Company entered into a mortgage loan for $15 million secured by its Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 are due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest is set at 6.25% for the first five years, at which point it will be reset based on the terms and conditions of the promissory note. At October 31, 2009, the balance of the real estate mortgage loan totaled $14.1 million, of which $321,000 is due within one year.

11.	DERIVATIVES

In August 2009, the Company entered into an interest rate swap agreement (the “Swap Agreement”) for an aggregate notional amount of $75 million in order to reduce the debt servicing costs associated with its $150 million 8  7/8% senior subordinated notes. The Swap Agreement is scheduled to terminate on September 15, 2013. Under the Swap Agreement, the Company is entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8  7/8% and is obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the one-month LIBOR rate plus 632 basis points for the period through September 15, 2013. The Swap Agreement has an optional call provision that allows the counterparty to settle the Swap Agreement at any time with 30 days notice and subject to declining termination premium payments from the counterparty in the event the call is exercised. The Swap Agreement is a fair value hedge as it has been designated against the 8  7/8% senior subordinated notes carrying a fixed rate of interest and converts the fixed interest payments to variable interest payments.

The location and amount of gains (losses) on derivative instruments and related hedged items reported in the consolidated condensed statements of income were as follows:

	Location of Gain (Loss) Recognized in Income	Three Months Ended October 31,		Nine Months Ended October 31,
Fair Value Hedging Relationship		2009	2008	2009	2008
		(in thousands)
Derivative : Swap Agreement	Interest expense	$419	$—	$419	$—
Hedged item: Fixed rate debt	Interest expense	(254)	—	(254)	—

Total (2)		$165	$—	$165	$—

(2)	Includes $36,000 for the three and nine months ended October 31, 2009, related to the ineffectiveness of the hedging relationship

In August 2009, the Company entered into an interest rate cap agreement (the “$75 million Cap Agreement”) for an aggregate notional amount of $75 million associated with the senior subordinated notes. The $75 million Cap Agreement is scheduled to become effective on December 15, 2010 and terminate on September 15, 2013. The $75 million Cap Agreement is being used to manage cash flow risk associated with the Company’s floating interest rate exposure pursuant to the Swap Agreement. The $75 million Cap Agreement does not qualify for hedge accounting treatment.

The location and amount of gains (losses) on derivative instruments not designated as a hedging instruments reported in the condensed consolidated statements of income were as follows:

	Location of Gain (Loss) Recognized in Income	Three Months Ended October 31,		Nine Months Ended October 31,
Derivatives Not Designed As Hedging Instruments		2009	2008	2009	2008
		(in thousands)
Derivative : 75 Million Cap Agreement	Interest expense	$(875)	$—	$(875)	$—

Total		$(875)	$—	$(875)	$—

Refer to Note 16, “Fair Value Measurements,” for disclosures of the fair value and line item caption of derivative instruments recorded on the condensed consolidated balance sheets.

12.	INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2007 through 2009 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2002 through 2009, depending on each state’s particular statute of limitation. As of October 31, 2009, various state, local, and foreign income tax returns are under examination by taxing authorities.

The Company has a $3.5 million liability recorded for unrecognized tax benefits as of February 1, 2009, which includes interest and penalties of $0.8 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three and nine months ended October 31, 2009, the total amount of unrecognized tax benefits decreased by $1.7 million and $2.1 million, respectively. The change to the total amount of the unrecognized tax benefits for the three and nine months ended October 31, 2009 included a decrease in interest and penalties of $0.5 million and $0.5 million, respectively.

It is reasonably possible that within the next twelve months the Company may settle its voluntary disclosure process with the State of New Jersey. Additionally, it is reasonably possible that within the next twelve months the Company will resolve the resulting U.S. tax impact of matters finalized as a corollary to its recent Internal Revenue Service examination. The Company does not currently anticipate that such resolution will significantly increase or decrease tax expense within the next twelve months. Furthermore, the statute of limitations related to the Company’s 2007 U.S. federal tax year will expire within the next twelve months. The lapse in the statute of limitations would be expected to decrease tax expense within the next twelve months. The expiration of the statute of limitations related to the Company’s 2007 U.S. federal tax year could result in a tax benefit of up to approximately $75,000.

13.	STOCK OPTIONS AND RESTRICTED SHARES

During the third quarter of fiscal 2010, the Company granted stock options to purchase shares of common stock to certain key employees. The Company awarded an aggregate of 9,000 stock options to purchase shares of common stock with exercise prices of $15.38, which generally vest over a three year period and have a ten year term. The total fair value of the stock options, based on the Black-Scholes Option Pricing Model, amounted to approximately $86,000, which will be recorded as compensation expense on a straight-line basis over the vesting period of each stock option.

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Revenues:
Product	$172,154	$216,232	$539,172	$641,398
Licensing	6,397	6,583	18,592	18,665

Total Revenues	$178,551	$222,815	$557,764	$660,063

Operating Income:
Product	$2,457	$7,231	$2,652	$15,289
Licensing	6,534	5,185	15,694	13,988

Total Operating Income	$8,991	$12,416	$18,346	$29,277

15.	BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the three and nine months ended October 31, 2009 and 2008, respectively:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Service cost	$63	$63	$189	$189
Interest cost	589	582	1,767	1,746
Expected return on plan assets	(389)	(705)	(1,167)	(2,115)
Amortization of net gain	16	(55)	46	(165)

Net periodic benefit cost	$279	$(115)	$835	$(345)

16.	FAIR VALUE MEASUREMENTS

The carrying amounts of accounts receivable, accounts payable, accrued expenses, and accrued interest payable approximates fair value due to their short-term nature. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate. As of October 31, 2009 and January 31, 2009, the fair value of the $150 million senior subordinated notes payable was approximately $147.0 million and $90.0 million, respectively, based on quoted market prices. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

A description of the Company’s policies regarding fair value measurement is summarized below.

Fair Value Hierarchy - requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

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

Interest rate swap - The derivative is a pay-variable, receive-fixed interest rate swap based on the LIBOR rate curve and is designated as a fair value hedge. Fair value was based on a model-driven valuation using the LIBOR rate curve, which was observable at commonly quoted intervals for the full term of the swap. Therefore, our interest rate swap was classified within Level 2 of the fair value hierarchy.

Interest rate cap - The derivative does not qualify as a fair value hedge. Fair value was based on a model-driven valuation using the LIBOR rate curve and an implied market volatility, both of which are observable at commonly quoted intervals for the full term of the cap. Therefore, the Company’s interest rate cap was classified within Level 2 of the fair value hierarchy.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

		Fair Value Measurements At October 31, 2009 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets:
Interest rate swap	Other current assets	$—	$290	$—	$290

Total assets at fair value		$—	$290	$—	$290

Liabilities:
Interest rate cap	Accrued expenses and other liabilities	$—	$711	$—	$711
Interest rate cap	Unearned revenues and other long term liabilities	—	101	—	101

Total liabilities at fair value		$—	$812	$—	$812

17.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of October 31, 2009 and January 31, 2009 and for the three and nine months ended October 31, 2009 and 2008. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF OCTOBER 31, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations/ Reclassifications	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$18,656	$9,046	$(2,183)	$25,519
Accounts receivable, net	444	91,307	31,872	—	123,623
Intercompany receivable	72,521	—	—	(72,521)	—
Inventories	—	83,386	14,479	—	97,865
Other current assets	14,234	21,445	7,709	(13,901)	29,487

Total current assets	87,199	214,794	63,106	(88,605)	276,494

Property and equipment, net	11,195	48,714	3,757	—	63,666
Intangible assets	—	156,715	43,600	—	200,315
Investment in subsidiaries	270,262	—	—	(270,262)	—
Other assets	4,000	1,497	70	—	5,567

TOTAL	$372,656	$421,720	$110,533	$(358,867)	$546,042

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$15,562	$73,083	$12,097	$(19,730)	$81,012
Intercompany payable - Parent	—	21,073	51,997	(73,070)	—

Total current liabilities	15,562	94,156	64,094	(92,800)	81,012

Notes payable	99,787	50,000	—	—	149,787
Other long term liabilities	677	43,514	8,424	2,426	55,041

Total long-term liabilities	100,464	93,514	8,424	2,426	204,828

Total liabilities	116,026	187,670	72,518	(90,374)	285,840

Total Perry Ellis International, Inc. stockholders’ equity	256,630	234,050	34,443	(268,493)	256,630

Noncontrolling interest	—	—	3,572	—	3,572

Stockholders’ equity	256,630	234,050	38,015	(268,493)	260,202

TOTAL	$372,656	$421,720	$110,533	$(358,867)	$546,042

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 31, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations/ Reclassifications	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$1,805	$9,604	$(2,596)	$8,813
Accounts receivable, net	482	130,055	12,333	—	142,870
Intercompany receivable	60,735	—	—	(60,735)	—
Inventories	—	123,162	15,912	—	139,074
Other current assets	22,137	25,537	3,741	(19,907)	31,508

Total current assets	83,354	280,559	41,590	(83,238)	322,265

Property and equipment, net	13,256	52,946	4,020	—	70,222
Intangible assets, net	—	158,714	42,515	—	201,229
Investment in subsidiaries	263,462	—	—	(263,462)	—
Other	4,647	3,429	216	(2,422)	5,870

TOTAL	$364,719	$495,648	$88,341	$(349,122)	$599,586

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$16,455	$76,135	$13,551	$(25,006)	$81,135
Intercompany payable - Parent	—	34,442	29,190	(63,632)	—

Total current liabilities	16,455	110,577	42,741	(88,638)	81,135

Notes payable and senior credit facility	99,409	104,415	—	—	203,824
Other long term liabilities	61	52,492	9,892	81	62,526

Total long-term liabilities	99,470	156,907	9,892	81	266,350

Total liabilities	115,925	267,484	52,633	(88,557)	347,485

Total Perry Ellis International, Inc. stockholders’ equity	248,794	228,164	32,401	(260,565)	248,794

Noncontrolling interest	—	—	3,307	—	3,307

Stockholders’ equity	248,794	228,164	35,708	(260,565)	252,101

TOTAL	$364,719	$495,648	$88,341	$(349,122)	$599,586

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$157,544	$21,007	$—	$178,551
Gross profit	—	52,177	8,810	—	60,987
Operating (loss) income	(410)	8,689	712	—	8,991
Interest, noncontrolling interest and income taxes	1,594	5,572	(2,313)	—	4,853
Equity in earnings of subsidiaries, net	6,142	—	—	(6,142)	—
Net income	4,138	3,117	3,025	(6,142)	4,138

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$198,577	$24,238	$—	$222,815
Gross profit	—	65,014	10,886	—	75,900
Operating income	—	12,148	268	—	12,416
Impairment on marketable securities	580	—	—	—	580
Interest, noncontrolling interest and income taxes	(338)	9,568	(2,393)	—	6,837
Equity in earnings of subsidiaries, net	5,241	—	—	(5,241)	—
Net income	4,999	2,580	2,661	(5,241)	4,999

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED OCTOBER 31, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$497,023	$60,741	$—	$557,764
Gross profit	—	154,399	25,030	—	179,429
Operating (loss) income	(500)	20,258	(1,412)	—	18,346
Interest, noncontrolling interest and income taxes	1,621	14,377	(2,331)	—	13,667
Equity in earnings of subsidiaries, net	6,800	—	—	(6,800)	—
Net income	4,679	5,881	919	(6,800)	4,679

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED OCTOBER 31, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$586,591	$73,472	$—	$660,063
Gross profit	—	185,520	37,184	—	222,704
Operating income	323	24,436	4,518	—	29,277
Impairment on marketable securities	2,563	—	—	—	2,563
Interest, noncontrolling interest and income taxes	(848)	20,822	(1,987)	—	17,987
Equity in earnings of subsidiaries, net	10,119	—	—	(10,119)	—
Net income	8,727	3,614	6,505	(10,119)	8,727

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations/ Reclassifications	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$11,320	$83,588	$(19,748)	$(807)	$74,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(506)	(1,707)	(116)	—	(2,329)
Proceeds on sale of intangible assets	—	—	700	—	700

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(506)	(1,707)	584	—	(1,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	324,156	—	—	324,156
Payments on senior credit facility	—	(378,571)	—	—	(378,571)
Payments on real estate mortgages	—	(350)	—	—	(350)
Purchase of treasury stock	(1,751)	—	—	—	(1,751)
Payments on capital leases	(313)	—	—	—	(313)
Tax benefit from exercise of stock options	106	—	—	—	106
Intercompany transactions	(9,561)	(10,265)	17,478	2,348	—
Proceeds from exercise of stock options	327	—	—	—	327

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(11,192)	(65,030)	17,478	2,348	(56,396)
Effect of exchange rate changes on cash and cash equivalents	378	—	1,128	(1,128)	378

Net increase (decrease) in cash and cash equivalents	—	16,851	(558)	413	16,706
Cash and cash equivalents at beginning of period	—	1,805	9,604	(2,596)	8,813

Cash and cash equivalents at end of period	$—	$18,656	$9,046	$(2,183)	$25,519

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2009 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets, the measurement of retirement related benefits and stock-based compensation. We believe that there have been no significant changes to our critical accounting policies during the nine months ended October 31, 2009, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2009.

Results of Operations

The following is a discussion of the results of operations for the three and nine months periods of the fiscal year ending January 30, 2010 (“fiscal 2010”) compared with the three and nine months periods of the fiscal year ended January 31, 2009 (“fiscal 2009”).

Results of Operations - three and nine months ended October 31, 2009 compared to three and nine months ended October 31, 2008.

Net sales. Net sales for the three months ended October 31, 2009 were $172.1 million, a decrease of $44.1 million, or 20.4%, from $216.2 million for the three months ended October 31, 2008. This decrease was primarily driven by the exiting of Dockers Outwear and numerous specialty store programs of approximately $7.0 million, the door count reduction for the Perry Ellis Collection at the department store distribution channel, which accounted for a $14.0 million reduction, and the anticipated reduction due to the deceleration of the PING golf business of approximately $4.0 million. Also, several of our previous customers, including Mervyns and Goody’s, which accounted for sales of approximately $2.0 million during the third quarter of fiscal 2009, subsequently filed for bankruptcy and liquidated as a result. Further adding to the decrease was our planned reduction of $12.0 million in our private label and replenishment business. These decreases were partially offset by organic growth of several of our platforms— golf lifestyle, John Henry, Laundry by Shelli Segal and our Hispanic brands.

Net sales for the nine months ended October 31, 2009 were $539.2 million, a decrease of $102.2 million, or 15.9%, from $641.4 million for the nine months ended October 31, 2008. This decrease was primarily driven by the transition of the Perry Ellis dress shirts business to a licensed product; the exit of PING, Dockers Outwear and numerous specialty store programs; several of our previous customers including Mervyns and Goody’s, which accounted for sales of approximately $13.0 million during the third quarter of fiscal 2009, subsequently filing for bankruptcy and liquidating as a result; and our planned reduction of $26.0 million in our private label and replenishment business. These decreases were partially offset by organic growth of several of our platforms— golf lifestyle, John Henry, Laundry by Shelli Segal and our Hispanic brands.

Royalty income. Royalty income was $6.4 million for the three months ended October 31, 2009, a decrease of $0.2 million, or 3.0%, from $6.6 million for the three months ended October 31, 2008. Royalty income for the nine months ended October 31, 2009 was $18.6 million, a decrease of $0.1 million, or 0.5%, from $18.7 million for the nine months ended October 31, 2008. The decrease was due primarily to the loss of some smaller license agreements offset by the benefit of new licenses added in the categories of swimwear and dress shirts.

Gross profit. Gross profit was $61.0 million for the three months ended October 31, 2009, a decrease of $14.9 million, or 19.6%, from $75.9 million for the three months ended October 31, 2008. Gross profit was $179.4 million for the nine months ended October 31, 2009, as compared to $222.7 million for nine months ended October 31, 2008, a decrease of 19.4%.

As a percentage of total revenue, gross profit margins were 34.2% for the three months ended October 31, 2009, as compared to 34.1% for the three months ended October 31, 2008, an increase of 10 basis points. The gross profit percentage was positively impacted by a higher percentage of royalty income as compared to the third quarter of fiscal 2009, a mix of higher margin branded products, as well as the introduction of Callaway golf direct sales and services to the overall business. As a percentage of total revenue, gross profit margins were 32.2% for the nine months ended October 31, 2009, as compared to 33.7% for the nine months ended October 31, 2008, a decrease of 160 basis points. The decrease in the gross profit percentage was attributed to the exit of the licensed PING golf business at the corporate channel and by the unusually promotional retail environment in the private label program within bottoms and swim. This decrease was partially offset by the increase in royalty income from our new Perry Ellis dress shirt license agreement and the reduction of our sales allowances and chargebacks.

Wholesale gross profit margins (which exclude the impact of royalty income) decreased to 31.7% for the three months ended October 31, 2009 from 32.1% for the three months ended October 31, 2008. The wholesale gross profit margin percentage decreased for the nine months ended October 31, 2009, to 29.8%, as compared to 31.8% for the nine months ended October 31, 2008. The decrease for the three and nine months ended October 31, 2009 was primarily attributable to the unusually promotional retail environment in the private label program within bottoms and swim.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended October 31, 2009 was $48.7 million, a decrease of $11.2 million, or 18.7%, from $59.9 million for the three months ended October 31, 2008. The decrease, primarily in our wholesale business, in selling, general and administrative expenses, on a dollar basis, is attributed to a decrease in distribution costs, a reduction in advertising expenses, a decrease of third party commissions as a result of our exiting of certain specialty store programs and through our efforts to control sample costs. Also, because of our strategic review process, we undertook strategic initiatives and exited underperforming business and as such reduced the overhead associated with those businesses.

As a percentage of total revenues, selling, general and administrative expenses were 27.3% for the three months ended October 31, 2009, as compared to 26.9% for the three months ended October 31, 2008. As a percentage of total revenue during the third quarter of fiscal 2010, this increase was in line with our anticipated results and primarily due to the decrease in revenue during the third quarter of fiscal 2010, as compared to the third quarter of fiscal 2009.

Selling, general and administrative expenses for the nine months ended October 31, 2009, were $150.8 million, a decrease of $31.7 million, or 17.4%, from $182.5 million for the nine months ended October 31, 2008. The decrease, primarily in our wholesale business, in selling, general and administrative expenses, on a dollar basis, is attributed to a decrease in distribution costs mainly driven by the closure of our Winnsboro warehouse, a reduction in advertising expenses, a decrease of third party commissions as a result of our exiting of certain specialty store programs and as a result of additional cost saving strategies identified during the strategic review process we began during our third quarter of fiscal 2009.

As part of our strategic review process, we identified selling, general and administrative expense reductions of approximately $20 million for fiscal 2010. The identified initiatives included: the consolidation of the Tampa bottom’s production department; reductions in headcount and advertising and promotion budget in the men’s specialty store businesses; reduction in the shared services cost structure; restructuring of the Perry Ellis Outlet operations; the annualization of distribution cost savings due to the closing of the Winnsboro distribution center; and a hiring freeze and reduction of travel and other discretionary expenses. Thus far we have had a cost reduction of $31.0 million through the third quarter of fiscal 2010 and anticipate slight savings for the fourth quarter of fiscal 2010.

As a percentage of total revenues, selling, general and administrative expenses were 27.0% for the nine months ended October 31, 2009, as compared to 27.7% for the nine months ended October 31, 2008. As a percentage of total revenue for the nine months ended October 31, 2009, this decrease was in line with our anticipated results and primarily due to the factors explained above.

Depreciation and amortization. Depreciation and amortization for the three months ended October 31, 2009 was $3.3 million, a decrease of $0.3 million, or 8.3%, from $3.6 million for the three months ended October 31, 2008. Depreciation and amortization for the nine months ended October 31, 2009, was $10.3 million, a decrease of $0.6 million, or 5.5%, from $10.9 million for the nine months ended October 31, 2008. Depreciation and amortization decreased as compared to the prior year, due to the write-off of long lived assets in the amount of $1.6 million during the fourth quarter of fiscal 2009.

Impairment on marketable securities. During the three and nine months ended October 31, 2008, we determined that certain marketable securities that were classified as available for sale were deemed to be other than temporarily impaired. Accordingly, an impairment in the amount of approximately $0.6 million and $2.6 million was recognized for the three and nine months ended October 31, 2008.

Interest expense. Interest expense for the three months ended October 31, 2009 was $4.7 million, an increase of $0.3 million, or 6.8%, from $4.4 million for the three months ended October 31, 2008. Interest expense for the nine months ended October 31, 2009 was $13.3 million, an increase of $0.2 million, or 1.5%, from $13.1 million for the nine months ended October 31, 2008. The overall increase in interest expense is primarily attributable to the change in fair value of our interest rate swap and interest rate cap in the amount of $0.8 million, partially offset by a lower average balance on our senior credit facility as compared to the prior year. We began the first fiscal quarter of 2010 with $54.4 million in borrowings on our senior credit facility and ended the third quarter with no outstanding borrowings as compared to $48.2 million as of October 31, 2008.

Income taxes. The income tax benefit for the three months ended October 31, 2009, was $26 thousand, a decrease of $2.2 million as compared to the $2.2 million tax provision for the three months ended October 31, 2008. For the three months ended October 31, 2009, our effective tax rate was (0.6) % as compared to 30.0% for the three months ended October 31, 2008. The decrease in the effective tax rate is attributed to the decrease in the total amount of unrecognized tax benefits during fiscal 2010 and the change in ratio of income between domestic and foreign operations, of which the foreign operations are taxed at lower statutory tax rates.

Our income tax provision for the nine months ended October 31, 2009 was $0.1 million, a $4.2 million decrease as compared to $4.3 million for the nine months ended October 31, 2008. For the nine months ended October 31, 2009, our effective tax rate was 2.1% as compared to 31.6% for the nine months ended October 31, 2008. The decrease in the effective tax rate is attributed to the decrease in the total amount of unrecognized tax benefits during fiscal 2010 and the change in ratio of income between domestic and foreign operations, of which the foreign operations are taxed at lower statutory tax rates.

Net income. Net income for the three months ended October 31, 2009 was $4.1 million, a decrease of $0.9 million, or 18.0%, as compared to $5.0 million for the three months ended October 31, 2008. Net income for the nine months ended October 31, 2009 was $4.7 million, a decrease of $4.0 million, or 46.0%, as compared to net income of $8.7 million for the nine months ended October 31, 2008. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility and letter of credit facilities to finance our operations, acquisitions and capital expenditures. We believe that as a result of our strategic review process and our increased discipline in our working capital and cash flow management, our working capital requirements will decrease for the remainder of the year. As of October 31, 2009, our total working capital was $195.5 million as compared to $241.1 million as of January 31, 2009 and $247.5 million as of October 31, 2008. During the first quarter of fiscal 2010, an underutilized $30 million letter of credit facility was terminated. Traditionally, our letter of credit facilities were used for trade financing. We have shifted our finance strategy from relying on letter of credit facilities to direct trade terms with our vendors, and as such, we did not need the excess capacity provided by this letter of credit facility. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs.

Net cash provided by operating activities was $74.4 million for the nine months ended October 31, 2009, as compared to cash used in operating activities of $7.1 million for the nine months ended October 31, 2008. The increase of $81.5 million in the level of cash provided by operating activities for the nine months ended October 31, 2009, as compared to the nine months ended October 31, 2008, is primarily attributable to a decrease in accounts receivable of $20.7 million due to lower sales and increased collection efforts, a decrease in inventory of $42.8 million due to improved inventory planning and a decrease of other current assets of $2.1 million; offset by the decrease in net income of $4.0 million, the reduction of accounts payable, accrued expenses and other liabilities in the amount of $9.2 million and the decrease of unearned revenues and other liabilities of $2.9 million. For the nine months ended October 31, 2008, cash used by operating is primarily attributable to a decrease in net income of $9.6 million, an increase in accounts receivable of $14.0 million, an increase in prepaid income taxes of $8.2 million, and the reduction of accounts payable, accrued expenses and other liabilities in the amount of $22.1 million; partially offset by a decrease in inventory of $16.7 million due to tighter controls in inventory planning and an anticipated reduction in certain replenishment programs.

Net cash used in investing activities was $1.6 million for the nine months ended October 31, 2009, as compared to cash used in investing activities of $42.5 million for the nine months ended October 31, 2008. The net cash used during the first nine months of fiscal 2010 primarily reflects the purchase of property and equipment in the amount of $2.3 million offset by the proceeds received in the amount of $0.7 million from the sale of an intangible asset for a total sales price of $1.8 million of which the balance is expected to be collected in the second quarter of fiscal 2011. The net cash used during the first nine months of fiscal 2009 primarily reflects the purchase of property and equipment in the amount of $8.5 million and the acquisition of the C&C California and Laundry by Shelli Segal brands and inventory for $33.6 million. We anticipate capital expenditures during fiscal 2010 of $5 million to $6 million in technology and systems, retail stores, and other expenditures.

Net cash used in financing activities for the nine months ended October 31, 2009, was $56.4 million, as compared to net cash provided by financing activities for the nine months ended October 31, 2008 of $45.5 million. The net cash used during the first nine months of fiscal 2010 primarily reflects the net payments on our senior credit facility of $54.4 million, the payments of $0.3 million on our mortgages, and the purchase of treasury stock of $1.8 million, offset by the proceeds received from the exercise of stock options of $0.3 million. The net cash provided during the first nine months of fiscal 2009 primarily reflects the net borrowings on our senior credit facility of $48.2 million and the proceeds received from the exercise of stock options of $3.8 million, offset by the payments of $1.3 million on our mortgages, purchase of treasury stock of $5.7 million and a payment of a loan to a minority interest partner of $0.6 million.

In September 2009, the Board of Directors extended the stock repurchase program, which authorizes us to continue to repurchase up to $20 million of our common stock for cash over the next twelve months. Although the Board of Directors allocated a maximum of $20 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis. Through the third quarter of fiscal 2010, total purchases of $17.4 million have been made under this plan.

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

Senior Credit Facility

In October 2008, we amended our senior credit facility. In connection with the amendment, we paid approximately $338,000 in financing fees. These fees will be amortized over the term of our senior credit facility. The following is a description of the terms of our senior credit facility with Wachovia Bank, National Association, et al, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $125 million with the opportunity to increase this amount in $25 million increments up to $200 million; (ii) the inventory borrowing limit is $75 million; (iii) the sublimit for letters of credit is up to $40 million; (iv) the amount of letter of credit facilities allowed outside of the facility is $110 million and (v) the outstanding balance is due at the maturity date of February 1, 2012. At October 31, 2009, we did not have any borrowings under the senior credit facility.

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

Letter of Credit Facilities

As of October 31, 2009, we maintained two U.S. dollar letter of credit facilities totaling $50.0 million, one letter of credit facility totaling $3.5 million utilized by our Canadian joint venture, and one letter of credit facility totaling $1.0 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. During the first quarter of fiscal 2010, one credit line totaling an estimated $30.0 million was cancelled. As of October 31, 2009, there was $47.2 million available under existing letter of credit facilities.

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

Real Estate Mortgage Loans

Our main administrative office, warehouse and distribution facility is a 240,000 square foot facility in Miami, Florida. The facility was partially financed with an $11.6 million mortgage loan. The real estate mortgage loan contains certain covenants. We are not aware of any non-compliance with any of our covenants under the real estate mortgage. We could be materially harmed if we violate any covenants because the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indenture relating to our senior subordinated notes resulting in all our of debt obligations becoming immediately due and payable, which we may not be able to satisfy. Interest is fixed at 7.123%. In August 2008, we executed a maturity extension of the real estate mortgage loan until July 1, 2010. At October 31, 2009, the balance of the real estate mortgage loan totaled $10.8 million, of which the entire balance is reflected as a current liability since it is due within one year.

In October 2005, we acquired three administrative office units in a building in Beijing, China. The aggregate purchase price was $2.3 million, including closing costs. These purchases were partially financed with three variable interest mortgage loans totaling $1.2 million in the aggregate. During March 2008 we paid off the three variable interest mortgage loans.

In June 2006, the Company entered into a mortgage loan for $15 million secured by its Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 are due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest is set at 6.25% for the first five years, at which point it will be reset based on the terms and conditions of the promissory note. At October 31, 2009, the balance of the real estate mortgage loan totaled $14.1 million, of which $321,000 is due within one year.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements” as defined by applicable GAAP and SEC rules.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and nine months ended October 31, 2009.

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

Derivatives on $150 Million Senior Subordinated Notes Payable

In August 2009, we entered into an interest rate swap agreement (the “Swap Agreement”) for an aggregate notional amount of $75 million in order to reduce our debt servicing costs associated with our $150 million 8 7/8% senior subordinated notes. The Swap Agreement is scheduled to terminate on September 15, 2013. Under the Swap Agreement, we are entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8 7/8% and are obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the one-month LIBOR rate plus 632 basis points for the period through September 15, 2013. The Swap Agreement has an optional call provision that allows the counterparty to settle the Swap Agreement at any time with 30 days notice and subject to declining termination premium payments from the counterparty in the event the call is exercised. The Swap Agreement is a fair value hedge as it has been designated against the 8 7/8% senior subordinated notes carrying a fixed rate of interest and converts the fixed interest payments to variable interest payments. The Swap Agreement resulted in a decrease to interest expense of $0.2 million for the three and nine month ended October 31, 2009. The fair value of the Swap Agreement recorded on our condensed consolidated balance sheet was $0.3 million as of October 31, 2009.

In August 2009, we entered into an interest rate cap agreement (the “$75 million Cap Agreement”) for an aggregate notional amount of $75 million associated with our senior subordinated notes. The $75 million Cap Agreement is scheduled to become effective on December 15, 2010 and terminate on September 15, 2013. The $75 million Cap Agreement is being used to manage cash flow risk associated with our floating interest rate exposure pursuant to the Swap Agreement. The $75 million Cap Agreement does not qualify for hedge accounting treatment. The change in fair value resulted in an increase to interest expense of $0.9 million for the three and nine month ended October 31, 2009. The fair value of the $75 million Cap Agreement recorded on our condensed consolidated balance sheet was $0.8 million as of October 31, 2009.

Other

Our current exposure to foreign exchange risk is not significant and accordingly, we have not entered into any transactions to hedge against those risks.

Item 4:	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2009 in timely alerting them to material information required to be included in our periodic SEC filings, and that information required to be disclosed by us in these periodic filings was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 6.	Exhibits

Index to Exhibits

Exhibit Number	Description
10.51	Amendment No. 14 dated October 27, 2009 to Senior Credit Facility Agreement (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (2)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (2)

32.1	Certification of Chief Executive Officer pursuant to Section 1350. (2)

32.2	Certification of Chief Financial Officer pursuant to Section 1350. (2)

(1)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated November 2, 2009 and incorporated herein by reference.
(2)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

December 9, 2009	By:	/S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.