Form 10-K
period 2010-01-30
PERRY ELLIS INTERNATIONAL INC
filed 2010-04-13
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $72,656,000 (as of August 1, 2009).

The number of shares outstanding of the registrant’s Common Stock is 13,690,872 (as of April 9, 2010).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

Portions of the Company’s Proxy Statement for the 2010 Annual Meeting—Part III

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. References in this report to the Laundry by Shelli Segal and C&C California acquisition refer to our acquisition of these brands in February 2008. In March 2009 we adopted a “retail calendar” fiscal year commencing for fiscal 2010. The retail calendar fiscal year divides a quarter into a series of 4-5-4 equal weeks. Each week begins on a Sunday and ends on the corresponding Saturday. References in this report to annual financial data for Perry Ellis refer to fiscal years ended January 30, 2010 and January 31, 2009 and 2008. This Form 10-K contains references to trademarks held by us and those of third parties.

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

Overview

We are one of the leading apparel companies in the United States. We manage a portfolio of major brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution in approximately 15,000 selling doors. Our portfolio of highly recognized brands includes the Perry Ellis® family of brands, which we estimate together generate over $1.1 billion in annual retail sales, Axis®, Tricots St. Raphael®, Jantzen®, John Henry®, Cubavera®, the Havanera Co.®, Centro®, Solero®, Natural Issue®, Munsingwear®, Grand Slam®, Original Penguin® by Munsingwear® (“Original Penguin”), Mondo di Marco®, Redsand®, Pro Player®, Manhattan®, Axist®, Savane®, Farah®, Gotcha®, Girl Star®, MCD®, Laundry by Shelli Segal® and C&C California®. We also (i) license the Nike® brand for swimwear and swimwear accessories, (ii) license the JAG® brand for men’s and women’s swimwear and cover-ups, (iii) license the Callaway Golf® brand and Top-Flite® for golf apparel, (iv) license the PGA TOUR® brand, including Champions Tour®, for golf apparel, and (v) license Pierre Cardin® for men’s sportswear.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, ecommerce, as well as clubs and independent retailers in the United States, Canada, the United Kingdom and Europe. Our largest customers include Kohl’s Corporation (“Kohl’s”), Macy’s, Inc. (“Macy’s”), Dillard’s Inc. (“Dillard’s”), Sam’s Wholesale Club (“Sam’s”), and J.C. Penney Company (“J.C. Penney”). As of March 1, 2010, we also operated 41 Perry Ellis retail outlet stores located primarily in upscale retail outlet malls across the United States and Puerto Rico, as well as 8 Original Penguin retail stores located in upscale demographic markets in the United States. We have also opened one Cubavera retail store located in Miami, Florida. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through 2 worldwide, 34 domestic, and 97 international license agreements covering over 100 countries.

Our wholesale business, which is comprised of men’s and women’s sportswear, swimwear and swimwear accessories, accounted for 97% of our total revenues in fiscal 2010 and, our licensing business accounted for approximately 3% of our total revenues in fiscal 2010. We have traditionally focused on the men’s sportswear market, which represented approximately 86% of our total revenues in fiscal 2010, while our women’s dresses and casual sportswear and men’s and women’s swimwear markets represented approximately 14% of our total revenues in fiscal 2010. Finally, our U.S. based business represents approximately 92% of total revenues, while our foreign operations represented 8% for fiscal 2010.

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

Diversity of Brands. We maintain a portfolio of 32 highly recognized brands that we either own or license. We are focused on brands that appeal to fashion conscious consumers across all income levels. We design, source, market and license most of our products on a brand-by-brand basis targeting distinct consumer demographic and lifestyle profiles. For example, we market the Perry Ellis and Original Penguin brands to higher-income consumers and market the Grand Slam, John Henry and the Havanera Co. brands to middle-income consumers. We also market brands that target women both through our recent acquisitions of Laundry by Shelli Segal and C&C California brands, and through our family of swimwear products, which include Jantzen, Nike, JAG and Perry Ellis.

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

Diversity of Distribution Channels. We market our products through all major levels of retail distribution, which allows us to reach a broad range of consumers in the United States, Canada, the United Kingdom and Europe. We distribute through department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, as well as other independent retailers in the United States, Canada and the United Kingdom. Our products are distributed through approximately 15,000 doors at some of the nation’s leading retailers, including Kohl’s, Macy’s, Dillard’s, Sam’s, and J.C. Penney.

The following table illustrates the current diversity of the brands and products we produce and market and their respective distribution channels:

Distribution Channels	Sportswear	Bottoms/ Jeans Wear	Golf	Action Sportsbrands/ Swim
Luxury Stores	Original Penguin Tricots St. Raphael Axis Laundry by Shelli Segal C&C California	Original Penguin	Callaway Golf

Department Stores	Perry Ellis	Perry Ellis	Callaway Golf	Perry Ellis
	Perry Ellis Portfolio Savane Cubavera Laundry by Shelli Segal	Perry Ellis Portfolio Savane Store Brands Pierre Cardin	PGA TOUR Champions Tour	Nike Swim Jantzen Redsand MCD JAG

Chain Stores	Natural Issue The Havanera Co. Axist John Henry Pierre Cardin Centro	Natural Issue Axist Store Brands	PGA TOUR Pro Player Grand Slam	Nike Swim Gotcha Girl Star JAG

Mass Merchants	Solero Store Brands	Store Brands	Top-Flite Store Brands

Corporate/Resort	Cubavera		Callaway Golf PGA TOUR

Specialty Stores	C&C California Laundry by Shelli Segal Original Penguin			Jantzen Nike Swim Gotcha MCD Redsand JAG

International(1)	Original Penguin Manhattan Mondo di Marco Farah Laundry by Shelli Segal	Original Penguin Farah	Grand Slam	Jantzen Nike

Direct Retail	Original Penguin Perry Ellis Cubavera	Original Penguin Perry Ellis		Original Penguin

(1)	This channel includes Company operated retail stores and concession locations.

Our Competitive Strengths

We believe that our competitive strengths position us to capitalize on several trends that have affected the apparel industry in recent years. These trends include:

•	the consolidation of the department and chain store distribution channels into a smaller number of larger retailers,

•	the increased dependence of retailers on reliable suppliers who have design expertise, advanced systems and technology, and the ability to quickly meet changing consumer tastes,

•	the continued importance of strong brands as a source of product differentiation, and

•	planning, sourcing, replenishment requirements from customers versus managed inventory capabilities of vendors.

We believe that we have the following competitive strengths in our industry:

Diversified product offering and distribution model. We market a diverse array of products under our numerous brands at multiple price points and across multiple levels of retail distribution. Our menswear offerings include casual sportswear and bottoms, dress shirts and pants, jeans wear, golf apparel, sweaters, sports apparel, swimwear and swim accessories, active wear, outerwear and leather accessories. Our women’s wear offerings include dresses, sportswear, swimwear, and swim accessories. Our products are distributed in approximately 15,000 doors at luxury stores, department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market and independent retailers in the United States and Canada. We have successfully expanded product and brand distribution in the United Kingdom and Europe, and believe opportunities exist for further international expansion of our brand base. As of March 1, 2010, we also operated 41 Perry Ellis retail outlets and 8 Original Penguin retail stores and believe opportunity exists to further expand our retail store base. We have also opened one Cubavera retail store located in Miami, Florida. Our diversified product offerings and distribution model reduce our reliance on any one product, demographic group, merchandise preference or distribution channel and minimizes competition among our brands.

Portfolio of nationally and internationally recognized brands. We currently own or license a portfolio of 32 brands, which enjoy high recognition within their respective consumer segments. We believe that these brands have built a loyal following of fashion-conscious consumers and retailers who desire high quality, well-designed products. We license the Callaway Golf, Top-Flite, Nike, JAG, Champions Tour, PGA TOUR, and Pierre Cardin brands, which we believe are highly recognizable brands within their various product categories. We also license several of our brands to third parties for products in distribution channels and countries in which we do not distribute those brands. We believe that brand recognition is critical in the apparel industry, where strong brand names help define consumer preferences and drive selling space at retailers.

Strong relationships with our retailers. We believe that our established relationships with retailers allow us to maximize the selling space dedicated to our products, monitor our brand presentation and merchandising selection, and proactively introduce new brands and products. Because of our quality brands and products, dedication to customer service, design expertise and sourcing capabilities, we have developed and maintained long-standing relationships with our largest customers, including Dillard’s (over 25 years), Macy’s (over 25 years), J.C. Penney (over 25 years), Sam’s (19 years), and Kohl’s (16 years).

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

Sophisticated global low-cost sourcing capabilities. We have sourced our products globally for over 45 years and employ sophisticated logistics and supply chain management systems to maintain maximum flexibility. Our network of worldwide company owned sourcing offices and some agents enables us to meet our customers’ needs in an efficient and high quality manner without relying on any one vendor, factory, or country. In fiscal 2010, based on the total units, we sourced our products from Asia (77%), the Americas (13%) and the Middle East (10%). We maintain a staff of experienced sourcing professionals in five offices in China (including Hong Kong), as well as in the United States, South Korea, Taiwan, and Vietnam. Our sourcing offices closely monitor our suppliers and provide strict quality assurance analyses that allow us to consistently maintain our high quality standard for our customers. We have a compliance department that works closely with our quality assurance staff to ensure that our sourcing partners comply with Company-mandated and country-specific labor and employment regulations. We believe that sourcing our products overseas allows us to manage our inventories more effectively while avoiding capital investments in production facilities. Because of our sourcing experience, capabilities and relationships, we believe that we are well positioned to take advantage of the changing textile and apparel quota environment.

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

We use an Oracle Retail system (formally known as Retek and Profit Logic), which enhances our sales planners’ ability to manage our retail customers’ inventory at the SKU level. This system helps maximize the sales and margins of our products by increasing inventory turns for the retailer, which in turn reduces our product returns and markdowns and increases our profitability. We use both PerrySolutions in-house software and Oracle Retail during the assortment planning process to allocate the correct quantities for the initial rollout of product at retail.

Proven ability to integrate acquisitions. We have been successful in selectively acquiring, managing, developing and positioning 32 highly recognized brands within our business, including Munsingwear (1996), Perry Ellis (1999), John Henry (1999), Manhattan (1999), Jantzen (2002), the brands owned by Perry Ellis Menswear, LLC and Redsand (2003), Farah and Savane (2005), the action sports Gotcha, Girl Star and MCD brands (2005/2006) and the women’s contemporary brands, Laundry by Shelli Segal and C&C California (2008).

As part of an extensive integration process for each brand, we have:

•	improved the responsiveness to market trends by applying our design and sourcing expertise,

•	communicated positioning of our new brands through various wide-ranging marketing programs,

•	solidified our management team to design, market and license brands,

•	repositioned the brands into different distribution channels to address the needs in those channels,

•	renegotiated existing licensing agreements and sought new licensing opportunities in new segments and markets, and

•	extended our sourcing and distribution capabilities to the products to include international wholesale and retail distribution.

Experienced management team. Our senior management team averages more than 30 years in the apparel industry and has extensive experience in growing and rejuvenating brands, structuring licensing agreements, and building strong relationships with global suppliers and retailers. In addition, George Feldenkreis, our chairman and chief executive officer, and Oscar Feldenkreis, our vice chairman, president and chief operating officer, have employment agreements through January 31, 2013.

Our Business Strategy

Our strategy is to continue to pursue our three-dimensional approach by developing and enhancing our portfolio of brands, increasing the scope of our product offerings and expanding distribution for our brands, while continuing our focus on growth and profitability through the execution of the following strategies:

Continue to strengthen the competitive position and recognition of our brands. We intend to continue enhancing the recognition of our brands by aggressively marketing them to both consumers and retailers. We manage each brand individually, developing a distinct brand and marketing strategy for every product category and distribution channel. We participate in cooperative advertising in print and broadcast media, as well as market directly to consumers through billboards, event sponsorships, and celebrity sponsorships, special event advertisements, online through our e-commerce platform and viral marketing initiatives, and advertisements in selected periodicals. In addition, we continue to have a strong presence at trade shows, such as “M.A.G.I.C.” in Las Vegas, Market Week in New York, PGA in Orlando, Bread and Butter in Spain and golf, surf and swim shows and events throughout the world. Licensing our brands to third parties also enhances brand recognition by providing increased customer exposure domestically and internationally, as well as opportunities for future product extensions.

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

Adapt to our continually changing marketplace. We will continue to make the necessary investments and implement strategies to meet the growing needs of our customers on a timely basis in the ever-changing apparel industry. We are currently focusing on expanding our business in the following areas:

•

We have successfully focused on Hispanics, the largest minority group in the United States, by developing the Cubavera, the Havanera Co., Centro and Solero brands. These brands specifically target the Hispanic market and consumers that embrace the Hispanic lifestyle brands. We also develop and sell to retailers Hispanic-inspired sportswear under private label brands. We look to continue expansion of this product category.

•

We re-introduced the Original Penguin brand in fiscal 2003, to target both Generation X and Generation Y, who are suburban upper-middle class. The product line is primarily sold at upscale department and upper tier specialty stores, as well as in 8 of our own upscale retail locations, and includes apparel, shoes and accessory items. We believe this brand has growth opportunities as we expand our product categories into premium denim and women’s sportswear and dresses, as well as expanding our distribution to include an increasing number of direct retail store locations.

•

With the acquisition of the Laundry by Shelli Segal and C&C California brands, we significantly strengthened our position in women’s contemporary in the United States. We see opportunity for the production of swimwear lines for these brands. We also see additional potential by licensing out accessories, footwear and fragrances.

•

With the acquisition of the Gotcha, Girl Star and MCD brands, coupled with the growth of our Redsand brand, we will continue to pursue ways to increase our penetration of the action sportsbrand category.

•

We are a top producer of golf lifestyle products with multiple brands including Callaway Golf, PGA TOUR, Grand Slam, and Champions Tour, across multiple distribution channels and look for further expansion in this area. We added Callaway Golf and Top-Flite to our portfolio of golf, during fiscal 2010, which allows us to leverage our design and sourcing capabilities as we distribute for Callaway.

•

We expect to increase the presence of our brands in Europe utilizing our United Kingdom subsidiary. Our Farah brand bottoms currently hold a large market share in the United Kingdom and we successfully introduced the Original Penguin brand on a pan European basis in fiscal 2007. We look to generate further expansion of Original Penguin and of our other brands internationally.

•

We are focused on several initiatives to increase our direct to consumer sales, including further expansion of our full-priced retail, our outlet stores and our continued launch of E-commerce web sites.

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

Pursue strategic acquisitions and opportunities. We intend to continue our strategy of making selective disciplined acquisitions to expand our portfolio of brands and add new product categories as the industry continues to follow the consolidation trend of our retailer partners. We will continue to internally develop new brands and logical extensions of existing brands as opportunities in the marketplace arise. We intend to pursue acquisition opportunities in a disciplined and opportunistic manner as they become available and focus on products or categories that have high consumer awareness and are difficult to duplicate from a technical or logistical standpoint. Since our initial public offering in 1993, we have acquired, or obtained licenses for several brands, including Munsingwear, Perry Ellis, John Henry, Manhattan, Jantzen, JAG, Nike, Mondo di Marco, Axis, Tricots St. Raphael, Redsand, Pro Player, PGA TOUR, Savane, Farah, Champions Tour, Gotcha, Girl Star, MCD, Laundry by Shelli Segal, C&C California, and most recently Callaway Golf, Top-Flite and Pierre Cardin. We believe that our history of selectively acquiring under-marketed or under-performing brands and incorporating them into our efficient infrastructure generates a superior return on investment for us.

Recent Developments

In February 2008, we completed the acquisition of Laundry by Shelli Segal and C&C California brands from Liz Claiborne Inc. (“Liz Claiborne”) for $34.0 million, including all rights, titles, interests, tangible and intangible assets, and $10.1 million of inventory. We funded this acquisition through our senior credit facility.

In March 2009, we entered into a licensing agreement with Callaway Golf Company to design, manufacture and distribute Callaway golf and sportswear apparel in the United States. Subsequently, we amended the licensing agreement to include Top-Flite.

In August 2009, we entered into a licensing agreement with Pierre Cardin to design, manufacture, and distribute Pierre Cardin sportswear apparel in the United States, Puerto Rico, and the U.S. Virgin Islands.

Brands

In fiscal 2010, approximately 83% of our net sales were from branded label sales as in fiscal 2009. We currently own 25 and license 7 nationally and internationally recognized brands and the products are sourced for and sold throughout all major levels of retail distribution. Our owned brands include the Perry Ellis family of brands, Axis, Tricots St. Raphael, Jantzen, John Henry, Cubavera, the Havanera Co., Centro, Solero, Natural Issue, Munsingwear, Grand Slam, Original Penguin, Mondo di Marco, Redsand, Pro Player, Manhattan, Axist, Savane, Farah, Gotcha, Girl Star, MCD, Laundry by Shelli Segal and C&C California. We have developed over 42 sub-brands from these brands, including Perry Ellis America and Southpoint. We also distribute the Nike, JAG, Champions Tour, PGA TOUR, Callaway Golf, Top-Flite and Pierre Cardin brands under license arrangements.

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

Perry Ellis. The Perry Ellis, Perry Ellis Portfolio and Perry Ellis America brands together generate over $1.1 billion in worldwide annual retail sales. Perry Ellis proposes a lifestyle inspired by a witty vision of American Sportswear updated to address current trends, and does so with a strong focus on quality, value, comfort and innovation. The Perry Ellis lifestyle appeals primarily to higher-income, fashion conscious, professional men. The Perry Ellis branded products are sold in upscale and major department stores, both domestic and international, as well as online at www.perryellis.com and at branded stores. We also license the Perry Ellis brand to third parties for a wide variety of apparel and non-apparel products. We have recently signed licensing arrangements for children’s wear in the US and Canada, footwear in Europe and jewelry and home in Korea.

Axist. The Axist brand offers trend right fashion and style for today’s discerning male consumer and is exclusively sold at Kohl’s.

Axis. The look and feel of Axis is inspired by the casual yet spirited energy of the West Coast lifestyle. The collection’s ‘modern-yet-casual’ wovens, knits, sweaters, blazers and bottoms are characterized by exceptionally soft fabrics and garment details which utilize interesting aging and washing techniques. Carried in luxury and regional department stores around the country, the label was established in the 1980s and has continuously defined casual “trend right” sportswear for the upper-tier market.

C&C California. Based in Los Angeles, C&C California was founded in 2003, creating vintage-inspired tees from ultra-soft cotton in a wide range of exuberant colors. C&C California designs and markets a sportswear collection for women, including woven tops, bottoms and premium cashmere sweaters. With a cult celebrity fan base the label is known for its soft-handed, quality fabrics. C&C California creates sophisticated, chic, California inspired apparel with an emphasis on refined sexiness, comfort and subtle detailing in vibrant colors, targeting the fashion conscious customer, regardless of age. C&C California is distributed through specialty retailers, luxury department stores and its own website www.candccalifornia.com.

Laundry by Shelli Segal. Laundry by Shelli Segal, founded in 1988, has been a leader in the contemporary dress market for over 20 years. The label is a reflection of the “LA Girl” – feminine and contemporary with a fun and flirty attitude, always demanding the next fashion statement. Laundry by Shelli Segal offers must-have clothes for a 24/7 lifestyle, from work to play, bringing luxury and creating fashion forward designs for the consumer in the know. Sought after by fashionistas and Hollywood A-listers alike, the label attracts multiple celebrities. The brand is available in premium department stores and luxury specialty retailers, as well as internationally in the UK, Greece, Mexico, Singapore and the Philippines. Laundry by Design (“LDB”), the little sister of Laundry by Shelli Segal, is the collection inspired by the next generation girl who loves to shop and stand out in the crowd. LBD is value priced and answers the need for the more youthful, carefree girl that wants the of-the-moment trends at prices she can afford.

Original Penguin. We re-introduced the Original Penguin brand with its signature penguin icon logo in fiscal 2003, which is a lifestyle product for the Generation X and Y men in the urban and suburban upper-middle class. The Original Penguin lifestyle re-defines the terms geek-chic and eccentric preppy with a strong focus on Americana and vintage inspired looks. The line offers a complete array of products updating the looks that its targeted consumers’ fathers loved to wear. The product line is sold worldwide at upscale department and upper tier specialty stores and includes apparel, shoes and accessory items. The brand is also sold through 8 stand-alone stores in the USA and several international flagships in Great Britain, South Africa, Argentina, Chile and the Philippines. It is also sold online at www.originalpenguin.com.

Jantzen. The Jantzen brand signifies leadership in style, innovation and fashion, as we celebrated our centennial anniversary. For over 100 years, Jantzen has fused chic global aesthetics with iconic and authentic style. The brand’s signature red diving girl logo is one of the most recognized icons today. Timeless glamour combined with our modern day approach to marketing will continue to elevate the brand. The collection is sold in upscale, specialty and major department stores.

Cubavera, the Havanera Co, Centro, and Solero. Our Hispanic heritage brands appeal to a multicultural consumer. The collections are designed with cross generational and crossover appeal while embracing the Hispanic lifestyle. Cubavera is currently sold in major department stores as well as specialty stores around the country, while the Havanera Co., Centro, and Solero brands are sold exclusively at J.C. Penney, Kohl’s, and Kmart, respectively. Cubavera is also sold in one stand-alone retail store and on line at www.cubavera.com.

Grand Slam. Grand Slam is America’s golf heritage brand. In 1951, Grand Slam introduced the world famous golf shirt with patented underarm gusset, which allowed for a full and even swing. Today, this heritage is brought to life through a performance golf line that reflects a classic golf lifestyle. The Grand Slam brand is sold exclusively at Kohl’s.

Savane. The Savane brand is an established brand with a dynamic history of being a leader in delivering product newness and performance innovations in men’s bottoms. The Savane collection offers an array of styles, silhouettes and fabrications for every wearing occasion, and can be found in major department stores and specialty retailers.

Farah. Farah was born in the 1920s in El Paso, Texas, and became a cult classic in the United Kingdom in the 1970s. The brand has recently been resurrected to capture the interest of young, fashion-conscious men through innovative marketing and sportswear which draws inspiration from Farah design archives. Meanwhile, a line of Farah brand bottoms appealing to comfort- and value-minded men currently holds a large market share position in the U.K. Its products are widely distributed in premium and better department stores, specialty stores, discount club markets and through mail order.

John Henry. John Henry offers a dress casual collection perfect for “9 to 9 dressing” with an updated attitude while offering quality and value. The brand is available at national and regional chain stores.

Natural Issue. Since its inception, Natural Issue has supplied price conscious men with the higher-end looks they covet. The product line, including dress casual shirts, sweaters and pants, is primarily sold at national and regional chain stores.

Gotcha. Launched in 1978 from a Laguna Beach, California garage, Gotcha transformed the surf market through its incredible product, advertising, events and athletes. Gotcha celebrated its 30th anniversary as an action sports leader in 2008. Marketed as an accessible California youth lifestyle brand and widely distributed to mid-tier and action sports accounts. Gotcha enjoys a globally recognized icon and is sold in over twenty countries across five continents.

Redsand. Rooted in the coastal lifestyle of Southern California, the independent spirit of this brand is influenced by a passion for surf, travel, music, and art. Featuring an organic sensibility, creative details and a timeless look, Redsand is designed to inspire self-expression. The brand is sold to regional and better department stores.

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

Manhattan. The Manhattan brand’s dress casual apparel features an accessible price point and is sold primarily to mass merchants and upscale specialty stores internationally.

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

Nike. We are the swimwear licensee in the USA, Canada and Mexico for Nike, the world’s leading sports and fitness company, to design, market and distribute men’s, women’s and children’s competitive and active swimwear, as well as swim related apparel and accessories. Nike swim products are sold throughout team dealers, sporting goods, better specialty and department stores. The current agreement runs through May 2011, which is currently being renegotiated.

Jag. We acquired the license for Jag in 2006. This brand has been a major player in the swimwear arena for the past two decades. Jag swimwear is intended for an active woman seeking functionality and style from her swimwear. It is sold in major department stores, national chains and specialty stores. The current agreement runs through June 2014.

Callaway Golf. We became the official apparel licensee of Callaway Golf Company in March 2009. We have licensed the use of the Callaway Golf trademark to design, source and sell Callaway Golf brand apparel in the United States. The Callaway Golf apparel men’s collection and sport range includes classic and fashion lines featuring knit and woven shirts, pullovers, jackets, sweaters, vests, pants, shorts, headwear and accessories. The collection range designs focus on sophisticated styling using luxury fabrics while the sport range designs aim to appeal to the active consumer. The agreement runs through December 2014 with an option for an extension until 2019.

Pierre Cardin. We became the licensee for Pierre Cardin in fiscal 2010 for the following categories in the United States, Puerto Rico and the U.S. Virgin Islands: outerwear, warm up suits, knits, sweaters, casual bottoms and denim. One of the world’s iconic fashion brands, Pierre Cardin is celebrating its 60th anniversary in 2010, and it is still one of the most recognized brand names in the industry. Known for its avant-garde styling and futuristic design, the brand is a fusion of French savoir-faire and New York metropolitan style. Color, patterns and design details give it a modern edge that is targeted to a cross-generational man. Carried in mid-tier department stores, the label offers easy-care fashion at accessible prices. The agreement runs through June 2015.

Private Label. In addition to our sales of branded products, we sell products to retailers for sale under the labels of their own store lines. We sell private label products to Kohl’s, Dillard’s, J.C. Penney, Sears, BJ’s Wholesale Club, Stein Mart, Inc. and Wal-Mart. Private label sales generally yield lower gross margins than sales of comparable branded products. Private label sales accounted for approximately 17% of our net sales during each of fiscal 2010 and 2009. The majority of our fiscal 2010 and 2009 private label sales related to our bottoms product category, which utilizes our production and replenishment expertise.

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

Our products include:

Tops. We offer a broad line of sport shirts, dress shirts, sweaters, fleece, outerwear and jackets. This includes cotton and cotton-blend printed, yarn-dyed and solid knit shirts, cotton woven shirts, silk, cotton and rayon printed button front sport shirts, linen sport shirts, golf shirts, and embroidered knits and woven shirts. Our shirt line also includes dress shirts, dress casual shirts, brushed twill shirts, jacquard knits and yarn-dyed flannels. Additionally, we are one of the leading distributors of guayabera-style shirts in the United States. We market shirts under a number of our own brands as well as the private labels of our retail customers. Our tops are produced in a wide range of men’s sizes, including sizes for the big and tall men’s market. Sales of tops accounted for approximately 42%, 45% and 47% of our net sales during fiscal 2010, 2009, and 2008, respectively. The decrease from fiscal 2009 to fiscal 2010 is due to the transition from our PING golf business to our new Callaway golf business and the exiting of certain unprofitable doors in our Perry Ellis business. The decrease from fiscal 2008 to fiscal 2009 is due to our exiting of the Perry Ellis wholesale dress shirt business and licensing out that portion of the business.

Bottoms. Our bottoms line includes a variety of styles of wool, wool-blend, linen and polyester/rayon dress pants, casual pants in cotton and polyester/cotton and linen/cotton walking shorts. We market our bottoms as single items or as a collection to complement our shirt lines. Sales of bottoms accounted for approximately 39%, 38% and 40% of our net sales during fiscal 2010, 2009, and 2008, respectively. The percentage of sales from bottoms remained flat from fiscal 2009 to fiscal 2010. The sale of bottoms in fiscal 2009 declined compared to fiscal 2008, mainly due to the exit of several mass merchant private label bottoms programs.

Swimwear. Our swimwear line includes women’s, men’s and junior’s swimwear and accessories. Sales of swimwear and accessories accounted for approximately 11%, 11% and 10% of net sales during fiscal 2010, 2009 and 2008, respectively. The percentage of sales from swimwear remained flat from fiscal 2009 to fiscal 2010. The increase over fiscal 2008 reflects the strong performance of Nike, JAG, and the addition of cover-ups to the Jantzen line.

Women’s Dress and Contemporary. Laundry by Shelli Segal and C&C California have increased our distribution of women’s contemporary products, both in the dress and sportswear product category. During 2010 and 2009, sales in this product category represented approximately 3% of net sales.

Accessories. We also offer accessories under our existing brands, as well as private label. The majority of the accessories we sell are leather accessories. Accessories accounted for approximately 5%, 3% and 3% of net sales during each of fiscal 2010, 2009 and 2008, respectively.

Licensing Operations

We license the brands we own to third parties for various product categories in distribution channels and countries where we do not distribute our brands. Licensing enhances the images of our brands by widening the range, product offerings and distribution of products sold under our brands without requiring us to make capital investments or incur additional operating expenses. As a result of this strategy, we have gained experience in identifying potential licensing opportunities and have established relationships with many licensees. Our licensing operation is also a significant contributor to our operating income.

As of January 30, 2010, we were the licensor in 133 license agreements, 2 worldwide, 34 domestic and 97 international, for various products including footwear, men’s suits, sportswear, dress shirts and bottoms, underwear, loungewear, outerwear, active wear, neckwear, fragrances, eyewear, accessories and home. Wholesale sales of licensed products by our licensees were approximately $500 million, $511 million and $510 million in fiscal 2010, 2009, and 2008, respectively. We received royalties from these sales of approximately $24.9 million, $25.4 million and $25.4 million in fiscal 2010, 2009, and 2008, respectively. We believe that our long-term licensing opportunities will continue to grow domestically and internationally. See our Consolidated Financial Statements and the related notes in this report for further information.

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

In the contemporary market, we have been successful with licensing our Original Penguin brand, both domestically and internationally, in categories such as footwear, eyewear, hats, watches and neckwear. We also believe the addition of Laundry by Shelli Segal and C&C California provides multiple licensing opportunities such as accessories, footwear and fragrance.

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

We operate 41 retail outlet stores through which we sell Perry Ellis products directly to the public. These retail stores are generally located in upscale retail outlet malls. We operate 8 retail stores through which we sell Original Penguin products and 1 multi-brand outlet store near one of our corporate warehouse facilities. We also operate one Cubavera retail store located in Miami, Florida. We also have e-commerce web sites for our Perry Ellis, Cubavera, Original Penguin brands, and C&C California.

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

We sell merchandise to a broad spectrum of retailers, including national and regional chain, upscale department, mass merchant and specialty stores. Our largest customers include Kohl’s, Macy’s, Dillard’s, Sam’s, and J.C. Penney. We have developed and maintained long-standing relationships with these customers, including Dillard’s (over 25 years), Macy’s (over 25 years), J.C. Penney (over 25 years), Sam’s (19 years) and Kohl’s (16 years). We also sell merchandise to corporate wear distributors.

Net sales to our five largest customers accounted for approximately 53%, 46% and 46% of net sales in fiscal 2010, 2009, and 2008, respectively. For fiscal 2010, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 20% and 11% of net sales, respectively. For fiscal 2009, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 17% and 12% of net sales, respectively. For fiscal 2008, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 15%, and 10% of net sales, respectively.

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

While we continue to utilize traditional marketing and advertising vehicles such as print and media, we have also increased our focus on social media. Utilizing such areas as the company ecommerce platform, brand ambassadors, and Facebook, we have expanded our reach to customers who utilize these branding and shopping forums.

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

Sales and receivables are recorded when inventory is shipped. Our backlog of orders includes confirmed and unconfirmed orders, which we believe, based on our past experience and industry practice will be confirmed. As of April 1, 2010, the backlog for orders of our products, all of which are expected to be shipped during fiscal 2011, was approximately $419 million, as compared to approximately $412 million as of April 1, 2009. The amount of unfilled orders at a point in time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and the scheduling of the sourcing and shipping of the product, which in most cases depends on the desires of the customer. Our backlog is also affected by an on-going trend among retailers to reduce the lead-time on their orders. In recent years, our customers have been more cautious of their inventory levels and have delayed placing orders and re-orders compared to our previous experience. Due to these factors a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Supply of Products and Quality Control

We currently use independent contract manufacturers to supply the substantial majority of the products we sell. Of the total units of sourced products in fiscal 2010, 77% was sourced from suppliers in Asia, 13% was sourced from suppliers in the Americas and 10% was sourced from suppliers in the Middle East, respectively. We believe that the use of numerous independent contract manufacturers allows us to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and the costs of maintaining and operating production facilities. We have had relationships with some suppliers for over 30 years, however, none of these relationships are formal or require either party to purchase or supply any fixed quantity of product.

The vast majority of our products are purchased as “full packages,” where we place an order with the supplier and the supplier purchases all the raw materials, assembles the garments and ships them to our distribution facilities or third party facilities.

We maintain a staff of experienced sourcing professionals in five offices in China (including Hong Kong), as well as the United States, South Korea, Taiwan, and Vietnam. This staff sources our products worldwide, monitors our suppliers’ purchases of raw material, and monitors production at contract manufacturing facilities in order to ensure quality control and timely delivery. We also operate through independent agents in Asia and the Middle East. Our personnel based in our Miami, Florida office perform similar functions with respect to our suppliers in the Americas. We conduct inspections of samples of each product prior to cutting by contractors, during the manufacturing process and prior to shipment. We also have full-time quality assurance inspectors in Latin America and the Caribbean and in each of our overseas offices.

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

Environmental Matters

We are committed to minimizing the negative impact of our business activities on the environment and believe our operations are in compliance with all applicable laws and regulations. Additionally, our business activities could be negatively impacted by severe weather conditions which could affect the sale of our products or disrupt our sourcing.

Employees

As of March 1, 2010, we had approximately 2,170 employees worldwide compared to approximately 2,184 employees as of April 1, 2009. None of our employees is subject to a collective bargaining agreement. We consider our employee relations to be satisfactory.

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

We derive a significant amount of our revenues from a few major customers. For example, net sales to our five largest customers accounted for approximately 53%, 46% and 46% of net sales in fiscal 2010, 2009, and 2008, respectively. For fiscal 2010, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 20% and 11% of net sales, respectively. For fiscal 2009, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 17%, and 12% of net sales, respectively. For fiscal 2008, two customers accounted for over 10% of net sales; Kohl’s, and Macy’s, accounted for 15% and, 10%, net sales, respectively. A significant decrease in business from or loss of any of our major customers could harm our financial condition by causing a significant decline in revenues attributable to such customers.

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

Recent economic conditions may adversely affect our business, our customers, and our financing and other contractual arrangements. In addition, conditions may remain depressed in the future or may be subject to further deterioration. Recent and future developments in the United States and global economies may lead to a reduction in consumer spending overall, which could have an adverse effect on the sales of our products. Such events could adversely affect the business of our wholesale and retail customers, which may among other things, result in financial difficulties leading to restructuring, bankruptcies, liquidations, and other unfavorable events of our customers, and may cause such customers to reduce or discontinue orders of our products. Financial difficulties of our customers may also affect the ability of our customers, to access credit markets or lead to higher credit risk relating to receivables from customers. Recent or future turmoil in the financial and credit markets could make it more difficult for us to obtain financing or refinance existing debt when the need arises or on terms that would be acceptable to us.

The domestic and international political situation may affect consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to further decreases in consumer spending.

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

Our failure to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect acceptance of our products by retailers and consumers and may result in a significant decrease in net sales or leave us with a substantial amount of unsold inventory. We believe that our success depends on our ability to anticipate, identify and respond to changing fashion trends in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We may not be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, any new products or brands that we introduce may not be successfully received by retailers and consumers. Due to the acquisition of Laundry by Shelli Segal and C&C California, we have increased our exposure to women’s apparel thus making us subject to additional changes in fashion trends as women’s fashion trends have historically changed more rapidly than men’s. If our products are not successfully received by retailers and consumers and we are left with a substantial amount of unsold inventory, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory. If this occurs, our business, financial condition, results of operations and prospects may be harmed.

The failure of our suppliers to use acceptable ethical business practices could cause our business to suffer.

We require our suppliers to operate in compliance with applicable laws and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we or our customers’ operating guidelines may require additional obligations in those areas. However, we do not control our suppliers or their labor and other business practices. If one of our suppliers violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of finished products to us could be interrupted, orders could be cancelled, relationships could be terminated and our reputation could be damaged. Any of these events could have a material adverse effect on our revenue and, consequently, our results of operations.

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

Although a relatively small portion of our revenue is derived from royalty income received from our licensing partners, the interruption of the business of several of our licensing partners or the loss of several licenses at any one time could adversely affect our royalty income and net income. Royalty income from licensing accounted for $24.9 million or 3% of total revenues for fiscal 2010.

We currently license the Nike, JAG, Champions Tour, PGA TOUR, Callaway Golf, Top-Flite and Pierre Cardin brands from third parties. These licenses vary in length of term, renewal conditions and royalty obligations. The average term of these licenses is three to five years with automatic renewals depending upon whether we achieve certain targeted sales goals. We may not be able to renew or extend any of these licenses on favorable terms, if at all. If we are unable to renew or extend any of these licenses, we could experience a decrease in net sales.

Our business could be harmed if we do not deliver quality products in a timely manner.

Our sourcing, logistics and technology functions operate within substantial production and delivery requirements and subjects us to the risks associated with suppliers, transportation, distribution facilities and other risks. If we do not comply with customer product requirements or meet their delivery requirements, our customers could reduce our selling prices, require significant margin support, reduce the amount of business they do with us, or cease to do business with us, all of which could harm our business.

We are subject to local laws and regulations in the U.S. If any of the laws are amended, compliance could become more expensive and directly affect our income.

We are subject to U.S. federal, state and local laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission, the Department of Homeland Security and various labor, workplace and related laws, as well as environmental laws and regulations. If any of these laws are amended or new laws are adopted, compliance could become more costly, and our failure to comply with such laws may expose us to potential liabilities, which could have an adverse impact on our results of operation.

Because we do business abroad, our business could be harmed if changes, in political or economic stability, laws, exchange rates, or foreign trade policies should occur.

Our relationship with our foreign suppliers subjects us to the risks of doing business abroad. As a result of our suppliers, in some instances, being at great geographic distances from us, our transportation costs are increased and longer lead times are required, which reduces our flexibility. Our finished goods are also subject to import duties, quotas and other restrictions. Other risks in doing business with foreign suppliers include political or economic instability, any significant fluctuations in the value of the dollar against foreign currencies, terrorist activities, and restrictions on the transfer of funds. Our efforts to maintain compliance with local laws and regulations may require us to incur significant expenses, and our failure to comply with such laws may expose us to potential liability, which could have an adverse effect on our results of operations.

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

We have a significant amount of debt. As of January 2010, we had $155 million of debt outstanding (excluding amounts outstanding under our letter of credit facilities).

Our indebtedness could have important consequences, including:

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

•

increasing our vulnerability to general adverse economic and industry conditions because, during periods in which we experience lower earnings and cash flow, we will be required to devote a proportionally greater amount of our cash flow to paying principal and interest on our debt; and

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

Our success depends upon the continued protection of our trademarks and other intellectual property rights.

Our registered and common law trademarks, as well as certain of our licensed trademarks, have significant value and are instrumental to our ability to market our products. Our failure to successfully protect our intellectual property rights, or the substantial costs that we may incur in doing so, may have an adverse effect on our operations.

We may have additional tax liabilities.

We are subject to income taxes in the U.S. and many foreign jurisdictions. In addition to judgments associated with valuation accounts, our current tax provision can be affected by our mix of income and identification or resolution of uncertain tax positions. Because income from domestic and international sources may be taxed at different rates, the shift in mix during a year or over years can cause the effective tax rate to change. We regularly are under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of our tax liabilities as a result of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our financial position, results of operations, or cash flows in the period or periods for which that determination is made. In addition, there have been proposals to reform U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. We earn a portion of our income in foreign countries. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

We depend on certain key personnel the loss of which could negatively impact our ability to manage our business.

Our future success depends to a significant extent on retaining the services of certain executive officers and directors, in particular George Feldenkreis, our chairman of the board and chief executive officer, and Oscar Feldenkreis, our vice chairman, president and chief operating officer. They are each party to an employment agreement which expires in 2013. The loss of the services of either George Feldenkreis or Oscar Feldenkreis, or any other key member of management, could have a material adverse effect on our ability to manage our business. Our continued success is dependent upon our ability to attract and retain qualified management and operational personnel to support our future growth. Our inability to do so may have a significant negative impact on our ability to manage our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own our principal executive and administrative office, warehouse and distribution facility, which is located in a 240,000 square foot facility in Miami, Florida. This facility is encumbered by a $10.7 million mortgage, due July 1, 2010. For purposes of potential future expansion, we own approximately three acres of land adjacent to this facility.

We lease two facilities located in Miami from our chairman and chief executive officer. These facilities total approximately 66,000 square feet, which house distribution and administrative functions. These facilities have ten year leases expiring in 2014.

We own a 345,000 square foot distribution center in Seneca, South Carolina, a 380,000 square foot distribution facility in Winnsboro, South Carolina, and a 305,000 square foot distribution facility in Tampa, Florida. The facility in Tampa, Florida is encumbered by a $14.1 million mortgage due June 07, 2016. During fiscal 2009, we closed our Winnsboro distribution facility and such property is currently listed for sale.

We own three administrative office units totaling 12,000 square feet in a building in Beijing, China.

We lease several locations in New York City, totaling approximately 163,000 square feet, with leases expiring from December 2012 to December 2017. These locations are used for office, design, and showroom space.

We lease 19,427 square feet for office space used by our swimwear business in Portland, Oregon, pursuant to a lease, which expires in August 2012.

We lease 5,250 square feet for office space used by our action sports brand business in Irvine, California, pursuant to a lease, which expires in August 2011.

We lease 39,400 square feet of office space used by our swimwear business, C&C California and Laundry by Shelli Segal brands in Commerce, California, pursuant to a lease which expires in December 2012.

We lease several locations in Texas, Wisconsin, and California totaling approximately 9,400 square feet of office space, with leases expiring from April 2012 to May 2017.

We also lease 50 retail stores, comprising approximately 135,000 square feet of selling space.

We lease a facility in Witham, Essex which totals approximately 90,000 square feet and houses our U.K. distribution and administrative functions. This facility has 25 year lease expiring in 2016.

Item 3.	Legal Proceedings

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

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

	HIGH	LOW
Fiscal Year 2010

First Quarter	$7.37	$3.46
Second Quarter	9.72	5.60
Third Quarter	19.15	8.06
Fourth Quarter	16.92	13.34

Fiscal Year 2009

First Quarter	$23.89	$15.76
Second Quarter	28.36	20.06
Third Quarter	26.48	7.88
Fourth Quarter	9.58	3.58

(b) Holders

As of April 9, 2009, there were approximately 156 shareholders of record of our common stock. We believe the number of beneficial owners of our common stock is in excess of 2,300.

(c) Dividends

We have not paid any cash dividends since our inception and do not contemplate doing so in the near future. Payment of cash dividends is prohibited under our senior credit facility and the indenture governing our senior subordinated notes. See footnotes 14 through 16 to the consolidated financial statements of Perry Ellis included in Item 8 of this Report. Any future decision regarding payment of cash dividends will depend on our earnings and financial position and such other factors, as our board of directors deems relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information for Fiscal 2010

The following table summarizes as of January 30, 2010 the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders(1)	1,910,466	$7.90	1,517,790
Equity compensation plans not approved by security holders	—	—	—

Total	1,910,466	$7.90	1,517,790

(1)	Represents awards made pursuant to our 2002 Equity Compensation Plan, our 1993 Stock Option Plan and our 2005 Long Term Plan, as amended and restated.

(e) Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return on the Nasdaq Composite and The S&P Apparel, Accessories & Luxury Goods Index commencing on February 1, 2005 and ending January 30, 2010. The graph assumes that $100 was invested on February 1, 2005 in our common stock or in the Nasdaq Composite Index and The S&P Apparel, Accessories & Luxury Goods Index, and that all dividends are reinvested. Past performance is not necessarily indicative of future performance.

	Base 2005	2006	2007	2008	2009	2010

Perry Ellis International, Inc.	$100.00	$96.26	$213.91	$124.76	$27.30	$113.96
NASDAQ Composite	100.00	111.69	122.94	117.70	72.63	105.78
S&P Apparel, Accessories & Luxury Goods	100.00	110.17	140.72	101.51	53.24	100.61

(f) Sales of Unregistered Securities

Not Applicable.

(g) Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Not Applicable.

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

Fiscal Years Ended	January 30, 2010	January 31, 2009	January 31, 2008	January 31, 2007	January 31, 2006

Income Statement Data:
Net sales	$729,217	$825,868	$838,465	$807,616	$827,504
Net royalty income	24,985	25,429	25,401	22,226	21,910

Total revenues	754,202	851,297	863,866	829,842	849,414
Cost of sales	505,104	573,046	572,232	554,046	586,900

Gross profit	249,098	278,251	291,634	275,796	262,514
Selling, general and administrative expenses	200,356	236,840	215,873	204,883	195,236
Depreciation and amortization	13,625	14,784	13,278	11,608	9,557
Impairment on long-lived assets	254	22,299	—	—	—

Operating income	34,863	4,328	62,483	59,305	57,721
Costs on early extinguishment of debt	357	—	—	2,963	—
Impairment on marketable securities	—	2,797	—	—	—
Interest expense	17,371	17,491	17,594	21,114	21,930

Net income (loss) before income taxes	17,135	(15,960)	44,889	35,228	35,791

Income tax provision (benefit)	3,615	(3,682)	15,785	12,311	12,639

Net income (loss)	13,520	(12,278)	29,104	22,917	23,152

Less: Net income attributed to noncontrolling interest	353	612	931	508	470

Net income (loss) attributed to Perry Ellis International, Inc.	$13,167	$(12,890)	$28,173	$22,409	$22,682

Net income (loss) attributed to Perry Ellis International, Inc. per share:
Basic	$1.04	$(0.89)	$1.92	$1.55	$1.59
Diluted	1.01	(0.89)	1.80	1.45	1.51

Weighted average number of shares outstanding
Basic	12,699	14,416	14,675	14,504	14,301
Diluted	13,005	14,416	15,657	15,455	15,050

Other Financial Data:
EBITDA (a)	$48,488	$16,315	$75,761	$70,913	$67,278
Cash flows from operations	88,795	(4,982)	91,292	31,596	80,546
Cash flows from investing	(2,034)	(44,390)	(19,307)	(16,755)	(106,641)
Cash flows from financing	(76,999)	45,648	(64,911)	(20,360)	30,520
Capital expenditures	(3,749)	(10,786)	(18,955)	(15,968)	(14,460)

Balance Sheet Data (at year end):
Working capital	$188,056	$241,130	$217,870	$229,682	$228,550
Total assets	561,316	599,586	586,265	593,206	570,014
Total debt (b)	155,108	229,065	175,927	237,737	259,245
Total stockholders’ equity	270,116	252,101	276,820	248,996	221,234

a)	EBITDA represents earnings before interest expense, cost on early extinguishment of debt, depreciation and amortization, noncontrolling interest and income taxes as outlined below in tabular format. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, and does not represent cash flow from operations. EBITDA is presented solely as a supplemental disclosure because we believe that it is a common measure of operating performance in the apparel industry. The following provides a reconciliation of net income to EBITDA:

Fiscal Years Ended	January 30, 2010	January 31, 2009	January 31, 2008	January 31, 2007	January 31, 2006
	In thousands

Net income (loss) attributed to Perry Ellis International, Inc.	$13,167	$(12,890)	$28,173	$22,409	$22,682
Depreciation & amortization	13,625	14,784	13,278	11,608	9,557
Interest expense	17,371	17,491	17,594	21,114	21,930
Income tax provision (benefit)	3,615	(3,682)	15,785	12,311	12,639
Net income attributed to noncontrolling interest	353	612	931	508	470
Costs of early extinguishment of debt	357	—	—	2,963	—

EBITDA	$48,488	$16,315	$75,761	$70,913	$67,278

b)	Total debt includes balances outstanding under Perry Ellis’ senior credit facility, senior subordinated notes, real estate mortgages, and lease payable long term.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are one of the leading apparel companies in the United States. We manage a portfolio of major brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution in approximately 15,000 selling doors. Our portfolio of highly recognized brands includes the Perry Ellis family of brands, which we estimate together generate over $1.1 billion in annual retail sales, Axis, Tricots St. Raphael, Jantzen, John Henry, Cubavera, the Havanera Co., Centro, Solero, Natural Issue, Munsingwear, Grand Slam, Original Penguin by Munsingwear (“Original Penguin”), Mondo di Marco, Redsand, Pro Player, Manhattan, Axist, Savane, Farah, Gotcha, Girl Star, MCD, Laundry by Shelli Segal and C&C California. We also (i) license the Nike brand for swimwear and swimwear accessories, (ii) license the JAG brand for men’s and women’s swimwear and cover-ups, (iii) license the Callaway Golf and Top-Flite brand for golf apparel, (iv) license the PGA TOUR brand, including Champions Tour, for golf apparel, and (v) license Pierre Cardin for men’s sportswear.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, ecommerce, as well as clubs and independent retailers in the United States, Canada, the United Kingdom and Europe. Our largest customers include Kohl’s, Macy’s, Dillard’s, Sam’s, and J.C. Penney. As of March 1, 2010, we also operated 41 Perry Ellis retail outlet stores located primarily in upscale retail outlet malls across the United States as well as 8 Original Penguin retail stores located in upscale demographic markets in the United States. We have also opened one Cubavera retail store located in Miami, Florida. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through 2 worldwide, 34 domestic, and 97 international license agreements.

Our wholesale business, which is comprised of men’s and women’s sportswear, swimwear and swimwear accessories, accounted for 97% of our total revenues in fiscal 2010 and, our licensing business accounted for approximately 3% of our total revenues in fiscal 2010. We have traditionally focused on the men’s sportswear market, which represented approximately 86% of our total revenues in fiscal 2010, while our women’s dresses and casual sportswear and men’s and women’s swimwear markets represented approximately 14% of our total revenues in fiscal 2010 . Finally, our U.S. based business represents approximately 92% of total revenues, while our foreign operations represented 8% for fiscal 2010.

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

Intangible Assets. We have, at the present time, only one class of indefinite lived assets, trademarks. We review our intangible assets with indefinite useful lives for possible impairments at least annually and perform impairment testing as of February 1st of each year by among other things, obtaining independent third party valuations. We evaluate the “fair value” of our identifiable intangible assets for purposes of recognition and measurement of impairment losses. Evaluating indefinite useful life assets for impairment involves certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations, historical and anticipated performance of our operations and other factors. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected.

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

Stock-Based Compensation. Our stock-based award programs are intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. As of January 30, 2010, we had three stock-based compensation plans.

Share-based awards granted to employees are fair valued on the date of grant and the related expense is recognized over the requisite service period, which is generally the vesting period of the award. Compensation cost must be recognized over the requisite service period if it is probable that the performance condition will be satisfied. We use our best judgment to determine whether it is probable the performance conditions will be satisfied at each reporting period and record compensation costs accordingly; however, the recognition or non-recognition of such compensation cost remains subject to uncertainty. If the performance conditions are not met for performance vesting restricted stock, no compensation costs will be recognized for those shares and any compensation cost recognized previously for those shares will be reversed.

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

Our Results of Operations for Fiscal 2010

The following table sets forth, for the periods indicated, selected items in our consolidated statements of operations expressed as a percentage of total revenues:

Fiscal Years Ended	January 30, 2010	January 31, 2009	January 31, 2008

Net sales	96.7%	97.0%	97.1%
Royalty income	3.3%	3.0%	2.9%

Total revenues	100.0%	100.0%	100.0%

Cost of sales	67.0%	67.3%	66.2%

Gross profit	33.0%	32.7%	33.8%
Selling, general and administrative expenses	26.6%	27.8%	25.0%
Depreciation and amortization	1.8%	1.7%	1.5%
Impairment on long-lived assets	0.0%	2.6%	0.0%

Operating income	4.6%	0.5%	7.3%
Costs on early extinguishment of debt	0.0%	0.0%	0.0%
Impairment on marketable securities	0.0%	0.3%	0.0%
Interest expense	2.3%	2.1%	2.0%

Net income (loss) before income taxes	2.3%	-1.9%	5.3%
Income tax provision (benefit)	0.5%	-0.4%	1.8%

Net income (loss)	1.8%	-1.4%	3.5%
Net income attributed to noncontrolling interest	0.0%	0.1%	0.0%

Net income (loss) attributed to Perry Ellis International, Inc.	1.7%	-1.5%	3.5%

The following is a discussion of our results of operations for the fiscal year ended January 30, 2010 (“fiscal 2010”) as compared with the fiscal year ended January 31, 2009 (“fiscal 2009”) and fiscal 2009 compared with the fiscal year ended January 31, 2008 (“fiscal 2008”).

Our fiscal 2010 results as compared to our fiscal 2009 results

Net sales. Net sales in fiscal 2010 were $729.2 million, a decrease of $96.7 million, or 11.7%, from $825.9 million in fiscal 2009. This decrease was primarily driven by our planned reduction of $26.0 million in our private label and replenishment business; several of our previous customers including Mervyns and Goody’s, which accounted for sales of approximately $13.0 million in fiscal 2009, subsequently filing for bankruptcy and liquidating as a result; the transition of the Perry Ellis dress shirts business to a licensed product; the exit of our PING and Dockers Outwear license agreements; and the exit of numerous specialty store programs. Additionally, net sales declined due to the decline in the overall economy and the resulting decline in retail customer demand. These decreases were partially offset by organic growth in several of our platforms— golf lifestyle, John Henry, Laundry by Shelli Segal and certain Hispanic brands.

Royalty income. Royalty income in fiscal 2010 was $25.0 million, a decrease of $0.4 million, or 1.6% from $25.4 in fiscal 2009. The decrease was due primarily to the loss of some smaller license agreements partially offset by the benefit of new licenses added in the categories of swimwear and dress shirts. Royalty income is derived from agreements entered into by us with our licensees, which average three to five years in length. The vast majority of our license agreements require licensees to pay us a royalty based on net sales and require licensees to pay a guaranteed minimum royalty. Approximately 91.4% of our royalty income was attributable to guaranteed minimum royalties with the balance attributable to royalty income in excess of the guaranteed minimums for fiscal 2010.

Gross profit. Gross profit was $249.1 million in fiscal 2010, a decrease of $29.2 million, or 10.5%, from $278.3 million in fiscal 2009. The decline was primarily due to the decline in net sales. As a percentage of total revenue, gross profit margins were 33.0% in fiscal 2010 compared to 32.7% in fiscal 2009, an increase of 30 basis points. Our overall fiscal 2010 gross margin growth was driven by a mix of higher margin branded product, the exiting of several lower margin private label programs, and the reduction of sales and operational allowance as compared to fiscal 2009.

Wholesale gross profit margins (which exclude the impact of royalty income) were 30.7% in fiscal 2010, compared to 30.6% in fiscal 2009. This slight increase is primarily attributable to the factors mentioned above.

Selling, general and administrative expenses. Selling, general and administrative expenses in fiscal 2010 were $200.4 million, a decrease of $36.4 million, or 15.4%, from $236.8 million in fiscal 2009. As a percentage of total revenues, selling, general and administrative expenses decreased to 26.6% in fiscal 2010 as compared to 27.8% in fiscal 2009. The decrease, primarily in our wholesale business, in selling, general and administrative expenses, is attributed to a decrease in distribution costs, a reduction in advertising expenses, a decrease of third party commissions as a result of our exiting of certain specialty store programs and through our efforts to control sample costs. Also, because of our strategic review process, we undertook strategic initiatives and exited underperforming business and as such reduced the overhead associated with those businesses.

Depreciation and amortization. Depreciation and amortization in fiscal 2010 was $13.6 million, a decrease of $1.2 million, or 8.1%, from $14.8 million in fiscal 2009. Depreciation and amortization decreased as compared to the prior year, due primarily to the write-off of long lived assets in the amount of $1.6 million during the fourth quarter of fiscal 2009 and the decreased capital spending during fiscal 2010. As of January 30, 2010, we owned approximately $132.3 million of property, plant and equipment, at cost, as compared to approximately $130.6 million as of January 31, 2009, at cost.

Impairment on long-lived assets. During the fourth quarter of fiscal 2010, we experienced lower-than-expected performance at certain locations, which was due in part to the economic downturn. As a result, we recorded a $0.3 million impairment charge to reduce the net carrying value of certain long-lived assets (primarily leaseholds) at these locations to their estimated fair value. As a result of our annual impairment analysis, during fiscal 2009, we recorded trademark impairment charges of $20.7 million, due to decreases in our projected revenues for certain brands. The impairments result from a decline in the future anticipated cash flows from these trademarks, which is due, in part, to the current deterioration of economic and market conditions in the apparel industry. Also during fiscal 2009, we recorded a $1.6 million impairment charge to reduce the net carrying value of certain long-lived assets (primarily leaseholds) to their estimated fair value.

Costs on early extinguishment of debt. During the fourth quarter of fiscal 2010, we retired $20.8 million of our senior subordinated notes payable. In connection with this retirement, we paid an additional $98,000 in fees and premiums. Additionally we wrote-off approximately $259,000 in unamortized discount and bond fees, associated with the retired portion of the senior subordinated notes. The senior subordinated notes were scheduled to mature in September 15, 2013. We did not retire any of our senior subordinated notes during fiscal 2009.

Interest expense. Interest expense in fiscal 2010 was $17.4 million, a decrease of $0.1 million, or 0.6%, from $17.5 million in fiscal 2009. We ended fiscal 2010 with no borrowings on our senior credit facility as compared to $54.4 as of the end of fiscal 2009. The slight decrease in interest expense is primarily attributable to a lower average balance on our senior credit facility as compared to the prior year, partially offset by the change in fair value of our interest rate swap and interest rate cap in the amount of $1.0 million.

Income taxes. The income tax provision for fiscal 2010 was $3.6 million, a $7.3 million increase as compared to a $3.7 million benefit for fiscal 2009. For fiscal 2010, our effective tax rate was 21.2% as compared to (23.1%) in fiscal 2009. The decrease in the tax rate is attributed to decreases to our unrecognized tax benefits, an increase in the valuation allowance established against specific deferred tax assets and the change in ratio of income between domestic and foreign operations, of which the foreign operations are taxed at lower statutory tax rates.

Net income (loss) attributed to Perry Ellis International, Inc. Net income in fiscal 2010 was $13.2 million, an increase of $26.1 million, or 202.3%, from net loss of ($12.9) million in fiscal 2009 as a result of the above-mentioned factors.

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

Income taxes. The income tax (benefit) provision for fiscal 2009 was $(3.7) million, a $19.5 million decrease as compared to $15.8 million for fiscal 2008. For fiscal 2009, our effective tax rate was 23.1% as compared to 35.2% in fiscal 2008. The decrease in the tax rate is attributed to additions to the Company’s unrecognized tax benefits, adjustments of our state net operating losses, increase in the valuation allowance established against specific deferred tax assets, the increase in the relative proportion of non-deductible taxable differences to net book income before noncontrolling interest and taxes and the offsetting effect of domestic losses combined with income from our international operations, which experience a lower tax rate.

Net (loss) income attributed to Perry Ellis International, Inc. Net loss in fiscal 2009 was $(12.9) million, a decrease of $41.1 million, or 146%, from net income of $28.2 million in fiscal 2008 as a result of the above-mentioned factors.

Our Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility, and to a lesser extent, on our letter of credit facilities to finance our operations, acquisitions and capital expenditures. We believe that as a result of our strategic review process and our increased discipline in our working capital and cash flow management, our working capital requirements will increase slightly for next year. As of January 30, 2010, our total working capital was $188.1 million as compared to $241.1 million as of January 31, 2009. During the first quarter of fiscal 2010, an underutilized $30 million letter of credit facility was terminated. Traditionally, our letter of credit facilities were used for trade financing. We have shifted our finance strategy from relying on letter of credit facilities to direct trade terms with our vendors, and as such, we did not need the excess capacity provided by this letter of credit facility. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs.

Net cash provided by operating activities was $88.8 million in fiscal 2010 as compared to cash used by operating activities of $5.0 million in fiscal 2009 and cash provided by operating activities of $91.3 million in fiscal 2008.

The increase of $93.8 million in the level of cash from operating activities in fiscal 2010 as compared to fiscal 2009 is primarily attributable to the increase in net income of $26.1 million, a decrease in accounts receivable of $4.6 million due to an increase in collection efforts despite the increase in sales toward the end of the fourth quarter, a decrease in inventory of $28.1 million due to tighter controls in inventory planning and an anticipated reduction in certain replenishment programs, an increase in accounts payable and accrued expenses of $17.1 million, a reduction in other assets and prepaid taxes of $6.2 million; offset by an increase of $3.7 million in unearned revenues.

The decrease of $96.3 million in the level of cash from operating activities in fiscal 2009 as compared to fiscal 2008 is primarily attributable to the decrease in net income of $41.1 million, an increase in accounts receivable of $9.2 million due to an increase in sales toward the end of the fourth quarter, an increase in other assets and prepaid taxes of $9.7 million, a reduction in accounts payable and accrued expenses of $9.5 million, the decrease of $2.1 million in unearned revenues; offset by a decrease in inventory of $2.6 million due to tighter controls in inventory planning and an anticipated reduction in certain replenishment programs and a reduction in other assets of $1.3 million.

Net cash used in investing activities was $2.0 million in fiscal 2010, primarily reflecting the purchases of property and equipment of $2.7 million, partially, offset by the proceeds received in the amount of $0.7 million from the sale of an intangible asset for a total sales price of $1.8 million of which the balance is expected to be collected in the second quarter of fiscal 2011. Net cash used in investing activities was $44.4 million in fiscal 2009, which primarily reflects the purchase of property and equipment in the amount of $10.2 million, the acquisition of the C&C California and Laundry by Shelli Segal brands and inventory for $34.0 million and proceeds of $0.1 million from the sale of marketable securities. Net cash used in investing activities was $19.3 million in fiscal 2008, which primarily reflects the purchases of property and equipment of $19.0 million which includes the Oracle retail system, marketable securities of $0.7 million and proceeds of $0.3 million for the sale of marketable securities. We anticipate capital expenditures during fiscal 2011 of $8.0 million to $9.0 million in technology and systems, retail stores, and other expenditures.

Net cash used in financing activities in fiscal 2010 was $77.0 million, which primarily reflects the net payments on our senior credit facility of $54.4 million, the repurchase of senior subordinated notes in the amount of $20.8 million, including redemption premiums and commissions of $0.1 million, the payments of $0.5 million on our mortgages, and the purchase of treasury stock of $1.8 million, partially offset by the proceeds received from the exercise of stock options of $0.6 million and $0.2 million in tax benefit from the exercise of those options. Net cash provided by financing activities in fiscal 2009 was $45.6 million, which primarily reflects the net borrowings on our senior credit facility of $54.4 million and the proceeds received from the exercise of stock options of $3.8 million and $1.6 million in tax benefit from the exercise of those options, offset by the payments of $1.4 million on our mortgages, purchase of treasury stock of $11.6 million and a payment of a loan to a noncontrolling partner of $0.6 million. Net cash used in financing activities in fiscal 2008 was $64.9 million, which primarily reflects net payments of $61.3 million to our senior credit facility and $4.0 million for the stock repurchase program. The use of cash was offset by proceeds of $0.7 million from the exercise of employee stock options and $0.5 million in tax benefit from the exercise of those options.

During fiscal 2010, our Board of Directors authorized us to purchase, from time to time and as market and business conditions warrant, our senior subordinated notes for cash in the open market or in privately negotiated transactions. The amount of senior subordinated notes that may be repurchased or otherwise retired, if any, would be based on parameters approved by the Board of Directors and will depend on market conditions, trading levels of our senior subordinated notes, our cash position and other considerations.

In September 2009, the Board of Directors extended the stock repurchase program, which authorizes us to continue to repurchase up to $20 million of our common stock for cash over the next twelve months. Although the Board of Directors allocated a maximum of $20 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis. Total purchases under this plan, since inception, have amounted to $17.4 million through January 30, 2010.

Acquisitions

On February 4, 2008, we completed the acquisition of the C&C California and Laundry by Shelli Segal brands and related assets from Liz Claiborne, Inc. The acquisition was financed through existing cash and borrowings under our existing senior credit facility. The transaction was valued at $34 million. Both brands are ideally positioned to increase our diversification in contemporary women’s apparel. Both brands sell in luxury retail stores, department stores and specialty boutiques. The results of operations of the acquired brands have been included in the Company’s operations beginning as of the date of the acquisition.

Senior Credit Facility

In October 2008, we amended our senior credit facility. In connection with the amendment, we paid approximately $338,000 in financing fees. These fees will be amortized over the term of our senior credit facility. The following is a description of the terms of our senior credit facility with Wachovia Bank, National Association, et al, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $125 million with the opportunity to increase this amount in $25 million increments up to $200 million; (ii) the inventory borrowing limit is $75 million; (iii) the sublimit for letters of credit is up to $40 million; (iv) the amount of letter of credit facilities allowed outside of the facility is $110 million and (v) the outstanding balance is due at the maturity date of February 1, 2012. At January 30, 2010 we did not have any borrowings under the senior credit facility.

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

Interest. Interest on the principal balance under our senior credit facility accrues, at our option, at either (a) the greater of Wachovia’s prime lending rate or the Federal Funds rate; plus  1 /2% plus a margin spread of 100 to 175 basis points based upon the sum of our quarterly average excess availability plus excess cash for the immediately preceding fiscal quarter, at the time of borrowing or (b) the rate quoted by Wachovia as the average monthly Eurodollar Rate for 1-month Eurodollar deposits plus a margin spread of 200 to 275 basis points based upon the sum of our quarterly average excess availability plus excess cash for the immediately preceding fiscal quarter, at the time of borrowing.

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

Effective March 31, 2010, we entered into an amendment to our senior credit facility. This amendment modified the senior credit facility to permit the sale of all present and future accounts receivable due from Kohl’s to Bank of America, N. A.

Letter of Credit Facilities

As of January 30, 2010, we maintained two U.S. dollar letter of credit facilities totaling $50.0 million, one letter of credit facility totaling $3.5 million utilized by our Canadian joint venture, and one letter of credit facility totaling $1.0 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. During the first quarter of fiscal 2010, one credit line totaling an estimated $30.0 million was cancelled. As of January 30, 2010, there was $49.0 million available under existing letter of credit facilities.

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

Certain Covenants. The indenture governing the senior subordinated notes contains certain covenants which restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We are not aware of any non-compliance with any of our covenants in this indenture. We are prohibited from paying cash dividends under these covenants. We could be materially harmed if we violate any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, the letter of credit facilities and the real estate mortgages resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

During the fourth quarter of fiscal 2010, we retired $20.8 million of our senior subordinated notes payable. In connection with this retirement, we paid an additional $98,000 in redemption premiums and commissions. Additionally, we wrote-off approximately $259,000 in unamortized discount and bond fees associated with the retired portion of our senior subordinated notes.

Real Estate Mortgages

In fiscal 2003, we acquired our main administrative office, warehouse and distribution facility in Miami and partially financed the acquisition of the facility with an $11.6 million mortgage loan. The real estate mortgage loan contains certain covenants. We are not aware of any non-compliance with any of our covenants under the real estate mortgage. We could be materially harmed if we violate any covenants because the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indenture relating to our senior subordinated notes resulting in all our of debt obligations becoming immediately due and payable, which we may not be able to satisfy. Interest is fixed at 7.123%. In August 2008, we executed a maturity extension of the real estate mortgage loan until July 1, 2010. At January 30, 2010, the balance of the real estate mortgage loan totaled $10.7 million, of which the entire balance is reflected as a current liability since it is due within one year, which we plan to refinance.

In October 2005, we acquired three administrative office units in a building in Beijing, China. The aggregate purchase price was $2.3 million, including closing costs. These purchases were partially financed with three variable interest mortgage loans totaling $1.2 million dollars in the aggregate. During March 2008 we paid off the three variable interest mortgage loans.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 are due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest is set at 6.25% for the first five years, at which point it will be reset based on the terms and conditions of the promissory note. At January 30, 2010, the balance of the real estate mortgage loan totaled $14.1 million, of which $301,000 is due within one year.

Contractual Obligations and Commercial Contingent Commitments

The following tables illustrate the balance of our contractual obligations and commercial contingent commitments as of January 30, 2010:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Senior subordinated notes payable	$129,250	$—	$—	$129,250	$—
Real estate mortgages	24,868	11,021	1,134	1,327	11,386
Operating leases	74,235	13,984	26,290	16,203	17,758
Capital leases	947	397	550	—	—
Royalty minimum guaranties	16,817	7,035	6,730	2,844	208

Total contractual cash obligations	$246,117	$32,437	$34,704	$149,624	$29,352

	Amount of Contingent Commitment Expiration Per Period
Other Commercial Contingent Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Letters of credit	$935	$935	$—	$—	$—
Standby letters of credit	4,561	4,561	—	—	—

Total commercial commitments	$5,496	$5,496	$—	$—	$—

Total contractual obligations and other commercial contingent commitments	$251,613	$37,933	$34,704	$149,624	$29,352

Management believes that the combination of borrowing availability under the amended senior credit facility, letter of credit facilities, and funds anticipated to be generated from operating activities, will be sufficient to meet our operating and capital needs in the foreseeable future.

At January 30, 2010, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest and penalties totaling $1.1 million. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur in relation to these liabilities.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements”, as defined by applicable GAAP and SEC rules.

Derivative Financial Instruments

Derivative financial instruments such as interest rate swap contracts and foreign exchange contracts are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is not designated as a hedge or is designated as a hedge of changes in fair value or cash flows. When designated as a hedge of changes in fair value, the effective portion of the hedge is recognized as an offset in income with a corresponding adjustment to the hedged item. When designated as a hedge of changes in cash flows, the effective portion of the hedge is recognized as an offset in comprehensive income with a corresponding adjustment to the hedged item and recognized in income in the same period as the hedged item is settled. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” for further discussion about derivative financial instruments.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our financial position and results of operations as of and for the fiscal year ended January 30, 2010.

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

Derivatives on $150 Million Senior Subordinated Notes Payable

In August 2009, we entered into an interest rate swap agreement (the “Swap Agreement”) for an aggregate notional amount of $75 million in order to reduce our debt servicing costs associated with our $150 million 8  7/8% senior subordinated notes. The Swap Agreement is scheduled to terminate on September 15, 2013. Under the Swap Agreement, we are entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8  7/8% and are obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the one-month LIBOR rate plus 632 basis points for the period through September 15, 2013. The Swap Agreement has an optional call provision that allows the counterparty to settle the Swap Agreement at any time with 30 days notice and subject to declining termination premium payments from the counterparty in the event the call is exercised. The Swap Agreement is a fair value hedge as it has been designated against the 8  7/8% senior subordinated notes carrying a fixed rate of interest and converts the fixed interest payments to variable interest payments. The Swap Agreement resulted in a decrease to interest expense of $0.3 million for the year ended January 30, 2010. The fair value of the Swap Agreement recorded on our consolidated balance sheet was $1.2 million as of January 30, 2010.

In August 2009, we entered into an interest rate cap agreement (the “$75 million Cap Agreement”) for an aggregate notional amount of $75 million associated with our senior subordinated notes. The $75 million Cap Agreement is scheduled to become effective on December 15, 2010 and terminate on September 15, 2013. The $75 million Cap Agreement is being used to manage cash flow risk associated with our floating interest rate exposure pursuant to the Swap Agreement. The $75 million Cap Agreement limits the maximum interest rate on $75 million of our senior subordinated notes to 9.32%. The $75 million Cap Agreement does not qualify for hedge accounting treatment. The change in fair value resulted in an increase to interest expense of $1.2 million for the year ended January 30, 2010. The fair value of the $75 million Cap Agreement recorded on our consolidated balance sheet was $1.2 million as of January 30, 2010.

The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations:

Expected Maturity Date

Fiscal Years Ended

(In Millions)

	Less than 1 yr	1 - 3 yrs		4 - 5 yrs		After 5 yrs		Fair Value
	2011	2012	2013	2014	2015	Thereafter	Total	2010
Long-term Liabilities:
Senior Subordinated Notes Payable	$0.0	$0.0	$0.0	$129.3	$0.0	$0.0	$129.0	$129.9
Fixed Interest Rate	8.88%	8.88%	8.88%	8.88%	8.88%	N/A	8.88%

Real Estate Mortgage	$10.7	$0.0	$0.0	$0.0	$0.0	$0.0	$10.7	$10.7
Fixed Interest Rate	7.12%	N/A	N/A	N/A	N/A	N/A	7.12%

Real Estate Mortgage	$0.3	$0.5	$0.6	$0.6	$0.7	$11.4	$14.1	$14.1
Variable Rate (A)	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%

Senior Credit Facility	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Average Variable Interest Rate (B)	2.64%	2.64%	2.64%	N/A	N/A	N/A	2.64%

Interest Rate Derivatives:

$75 Million Swap Agreement	$0.0	$0.0	$0.0	$75.0	$0.0	$0.0	$75.0	$1.2	(D)
Average Pay Rate (C)	6.55%	6.55%	6.55%	6.55%	N/A	N/A
Average Receive Rate	8.88%	8.88%	8.88%	8.88%	N/A	N/A

(A)	Real estate mortgage has a fixed rate for the first five years, at which point it will be reset based on the terms and conditions of the promissory note.
(B)	Senior credit facility has a variable rate of interest of either 1) the published prime lending rate or 2) Eurodollar rate with adjustments of both rates based on meeting certain financial conditions.
(C)	$75 million swap variable rate is based on a floating rate of one-month LIBOR rate plus 632 basis points through September 15, 2013. The interest rate cap limits the pay rate on the swap to 9.32%. Average variable rates for all periods are based on the rates in effect on January 30, 2010.
(D)	The fair value as of January 30, 2010 does not include the fair value of the interest rate cap.

Item 8.	Financial Statements And Supplementary Data

See pages F-1 through F-48 appearing at the end of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 30, 2010.

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

Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that, subject to the limitations noted above, both our disclosure controls and procedures and our internal controls and procedures were effective as of January 30, 2010 in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls were effective as of January 30, 2010 to provide reasonable assurance that our financial statements were fairly presented in conformity with generally accepted accounting principles.

There have been no other changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL

April 13, 2010

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of January 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of January 30, 2010, the company’s internal control over financial reporting was effective.

The company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our assessment of the company’s internal control over financial reporting. Their report appears on the following page.

/S/ GEORGE FELDENKREIS	/S/ ANITA BRITT
George Feldenkreis	Anita Britt
Chairman of the Board and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Perry Ellis International, Inc.

Miami, Florida

We have audited the internal control over financial reporting of Perry Ellis International, Inc. and subsidiaries (the “Company”) as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 30, 2010 of the Company and our report dated April 13, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Miami, Florida

April 13, 2010

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers required by this item is included in our Proxy Statement relating to our 2010 Annual Meeting under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information regarding our audit committee and our audit committee financial expert required by this item is included in our Proxy Statement relating to our 2010 Annual Meeting under the caption “Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is included in our Proxy Statement relating to our 2010 Annual Meeting under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Information required by this item is included in our Proxy Statement related to our 2010 Annual Meeting under the captions “Executive Compensation”, “Compensation Discussion and Analysis,” “Summary Compensation Table”, “Grants of Plan-Based Awards in Last Fiscal year”, “Outstanding Equity Awards Held at End of Fiscal 2010,” “Options Exercised and Stock Vested,” “Pension Benefits and Nonqualified Deferred Compensation,” “Compensation of Directors,” “Employment Agreements,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is included in our Proxy Statement related to our 2010 Annual Meeting under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information for Fiscal 2010” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is included in our Proxy Statement related to our 2010 Annual Meeting under the captions “Certain Relationships and Related Transactions” and “Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is included in our Proxy Statement related to our 2010 Annual Meeting Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	Consolidated Financial Statements.

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

(3)	Exhibits

Exhibit No	Description of Exhibit

3.1	Registrant’s Amended and Restated Articles of Incorporation (1)

3.2	Articles of Amendment to Articles of Incorporation (2)

3.3	Registrant’s Amended and Restated Bylaws (3)

4.1	Form of Common Stock Certificate (3)

4.5	Indenture dated September 22, 2003 between the Registrant and U.S. Bank Trust National Association (5)

4.6	Specimen Forms of 8 7/8% Senior Subordinated Notes Due September 15, 2013 (5)

10.1	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Officers (4)(15)

10.2	1993 Stock Option Plan (3)(4)

10.4	Profit Sharing Plan (4)(6)

10.5	Incentive Compensation Plan (4)(7)

10.6	Loan and Security Agreement dated as of October 1, 2002 by and among the Registrant, Jantzen, Inc., and Congress Financial Corporation (the “Senior Credit Facility”) (8)

10.7	2002 Stock Option Plan (4)(9)

10.8	Amendment No. 1 dated June 19, 2003 to the Senior Credit Facility (10)

10.9	Amendment No. 2 dated September 22, 2003 to the Senior Credit Facility (5)

10.10	Amendment No. 3 dated December 1, 2003 to the Senior Credit Facility (11)

10.11	Amendment No. 4 dated February 25, 2004 to the Senior Credit Facility (11)

10.12	Form of Stock Option Agreement (4)(12)

10.13	Amendment No. 6 dated September 30, 2004 to the Senior Credit Facility (12)

10.17	Amendment No. 7 dated February 26, 2005 to the Senior Credit Facility (14)

10.22	2005 Long Term Incentive Compensation Plan, as amended (4)(17)

10.23	2005 Management Incentive Compensation Plan (4)(17)

10.25	Form of Stock Option Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (4)(19)

10.26	Form of Restricted Stock Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (4)(19)

10.27	Perry Ellis International, Inc. Fiscal 2006 Management Incentive Plan (19)

10.28	Amendment No. 5 dated July 1, 2004 to the Senior Credit Facility (20)

10.29	Amendment No. 8 dated September 30, 2005 to the Senior Credit Facility (20)

10.30	Amendment No. 9 dated February 24, 2006 to the Senior Credit Facility (20)

10.32	Business lease dated July 1, 2004 between George Feldenkreis and the Registrant for 50,000 square feet on warehouse space (20)

10.33	Business lease between George Feldenkreis and the Registrant for 16,000 square feet of office Space (20)

10.34	Promissory Note dated June 7, 2006 in favor Commercebank, N.A.(21)

10.35	Mortgage and Security Agreement dated June 7, 2006 in favor Commercebank, N.A.(21)

10.36	Amendment No. 10 dated August 28, 2006 to the Senior Credit Facility(22)

10.37	Amendment No. 11 dated November 29, 2006 to the Senior Credit Facility(23)

10.38	Amendment No. 12 dated December 6, 2006 to the Senior Credit Facility(23)

10.41	Employment Agreement dated May 1, 2006 between Stephen Harriman and the Registrant (4)(24)

10.42	Asset Purchase Agreement, dated January 07, 2008, by and among the Registrant and Liz Claiborne, Inc. (25)

10.43	Employment Agreement dated February 08, 2008 between George Feldenkreis and the Registrant (4)(25)

10.44	Employment Agreement dated February 08, 2008 between Oscar Feldenkreis and the Registrant (4)(25)

10.45	Employment Agreement dated October 30, 2007 between Paul Rosengard and the Registrant (4)(25)

10.46	Amended Form of Stock Restricted Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (4)(25)

10.47	Amendment No. 13 to Loan and Security Agreement dated as of October 30, 2008 (26)

10.48	Employment Agreement dated March 2, 2009 between Anita Britt and the Registrant (4)(27)

10.49	Employment Agreement dated June 26, 2009 between Stephen Harriman and the Registrant (4) (28)

10.50	Severance Agreement and General Release dated August 5, 2009 between Paul Rosengard and the Registrant (4) (29)

10.51	Amendment No. 14 dated October 27, 2009 to Senior Credit Facility Agreement (30)

10.52	Amendment No. 15 dated March 31, 2010 to Senior Credit Facility Agreement (31)

21.1	Subsidiaries of the Registrant (32)

23.1	Consent of Deloitte & Touche LLP, registered public accounting firm regarding financial statements and internal controls over financial reporting of the Registrant (32)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (32)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (32)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32)

(1)	Previously filed as an Exhibit to the Registrant’s Proxy Statement for its 1998 Annual Meeting and incorporated herein by reference.
(2)	Previously filed as an annex to the Registrant’s Proxy Statement for its 2003 Annual Meeting and incorporated herein by reference.
(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.
(4)	Management Contract or Compensation Plan.

(5)	Previously filed as filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No.33-110616) and incorporated herein by reference.
(6)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-96304) and incorporated herein by reference.
(7)	Previously filed as an Exhibit to the Registrant’s Proxy Statement for its 2000 Annual Meeting and incorporated herein by reference.
(8)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2002, as amended and incorporated herein by reference.
(9)	Previously filed as an Annex to the Registrant’s Proxy Statement for its 2002 Annual Meeting and incorporated herein by reference.
(10)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003 and incorporated herein by reference.
(11)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 and incorporated herein by reference.
(12)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004 and incorporated herein by reference.
(13)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated November 1, 2004 and incorporated herein by reference.
(14)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 26, 2005 and incorporated herein by reference.
(15)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 and incorporated herein by reference.
(16)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 and incorporated herein by reference.
(17)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 7, 2005 and incorporated herein by reference.
(18)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated August 17, 2005 and incorporated herein by reference.
(19)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.
(20)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and incorporated herein by reference.
(21)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 13, 2006 and incorporated herein by reference.
(22)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2006 and incorporated herein by reference.
(23)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 and incorporated herein by reference.
(24)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 and incorporated herein by reference.

(25)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and incorporated herein by reference.
(26)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2008 and incorporated herein by reference.
(27)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and incorporated herein by reference.
(28)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 1, 2009 and incorporated herein by reference.
(29)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated August 06, 2009 and incorporated herein by reference.
(30)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated November 2, 2009 and incorporated herein by reference.
(31)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated April 6, 2010 and incorporated herein by reference.
(32)	Filed herewith.

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

PERRY ELLIS INTERNATIONAL, INC.

Dated: April 13, 2010	By:	/S/ GEORGE FELDENKREIS
George Feldenkreis Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/S/ GEORGE FELDENKREIS George Feldenkreis	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 13, 2010

/S/ OSCAR FELDENKREIS Oscar Feldenkreis	Vice Chairman of the Board, President, Chief Operating Officer and Director	April 13, 2010

/S/ ANITA BRITT Anita Britt	Chief Financial Officer (Principal Financial and Accounting Officer)	April 13, 2010

/S/ JOE ARRIOLA Joe Arriola	Director	April 13, 2010

/S/ GARY DIX Gary Dix	Director	April 13, 2010

/S/ JOSEPH P. LACHER Joseph P. Lacher	Director	April 13, 2010

/S/ JOSEPH NATOLI Joseph Natoli	Director	April 13, 2010

/S/ EDUARDO M. SARDINA Eduardo M. Sardina	Director	April 13, 2010

INDEX TO FINANCIAL STATEMENTS

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Perry Ellis International, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of Perry Ellis International, Inc. and subsidiaries (the “Company”) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perry Ellis International, Inc. and subsidiaries at January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 13, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Miami, Florida

April 13, 2010

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	January 30, 2010	January 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$18,269	$8,813
Accounts receivable, net	139,934	142,870
Inventories	112,315	139,074
Deferred income taxes	8,783	10,535
Prepaid income taxes	4,744	9,710
Other current assets	11,295	11,263

Total current assets	295,340	322,265

Property and equipment, net	60,467	70,222
Intangible assets	200,315	201,229
Other assets	5,194	5,870

TOTAL	$561,316	$599,586

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$65,203	$45,826
Accrued expenses and other liabilities	13,640	15,031
Accrued interest payable	4,482	5,336
Current portion - real estate mortgages	11,021	494
Unearned revenues	6,002	5,654
Other current liabilities	6,936	8,794

Total current liabilities	107,284	81,135

Senior subordinated notes payable, net	129,870	149,409
Senior credit facility	—	54,415
Real estate mortgages	13,712	24,686
Deferred pension obligation	17,237	17,708
Unearned revenues and other long term liabilities	20,639	20,048
Deferred income taxes	2,458	84

Total long-term liabilities	183,916	266,350

Total liabilities	291,200	347,485

Stockholders’ Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized;
16,094,573 shares issued and outstanding as of January 30, 2010 and
15,996,081 shares issued and outstanding as of January 31, 2009	161	160
Additional paid-in-capital	107,527	103,933
Retained earnings	179,838	166,671
Accumulated other comprehensive loss	(3,655)	(6,306)

Total	283,871	264,458
Treasury stock at cost; 2,462,196 shares as of January 30, 2010 and 2,044,196 shares as of January 31, 2009	(17,415)	(15,664)

Total Perry Ellis International, Inc. stockholders’ equity	266,456	248,794

Noncontrolling interest	3,660	3,307

Total stockholders’ equity	270,116	252,101

TOTAL	$561,316	$599,586

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

(amounts in thousands, except per share data)

	January 30, 2010	January 31, 2009	January 31, 2008

Revenues
Net sales	$729,217	$825,868	$838,465
Royalty income	24,985	25,429	25,401

Total revenues	754,202	851,297	863,866
Cost of sales	505,104	573,046	572,232

Gross profit	249,098	278,251	291,634
Operating expenses
Selling, general and administrative expenses	200,356	236,840	215,873
Depreciation and amortization	13,625	14,784	13,278
Impairment on long-lived assets	254	22,299	—

Total operating expenses	214,235	273,923	229,151

Operating income	34,863	4,328	62,483
Costs on early extinguishment of debt	357	—	—
Impairment on marketable securities	—	2,797	—
Interest expense	17,371	17,491	17,594

Net income (loss) before income taxes	17,135	(15,960)	44,889

Income tax provision (benefit)	3,615	(3,682)	15,785

Net income (loss)	13,520	(12,278)	29,104

Less: Net income attributed to noncontrolling interest	353	612	931

Net income (loss) attributed to Perry Ellis International, Inc.	$13,167	$(12,890)	$28,173

Net income (loss) attributed to Perry Ellis International, Inc. per share:
Basic	$1.04	$(0.89)	$1.92

Diluted	$1.01	$(0.89)	$1.80

Weighted average number of shares outstanding
Basic	12,699	14,416	14,675

Diluted	13,005	14,416	15,657

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

(amounts in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	NON CONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT

BALANCE, FEBRUARY 1, 2007	14,640,608	$146	$94,252	$—	$848		$151,388	$2,362	$248,996

Exercise of stock options	75,168	1	724	—	—		—	—	725

Tax benefit for exercise of non-qualified stock options	—	—	506	—	—		—	—	506

Restricted shares and options issued as compensation	56,945	—	907	—	—		—	—	907

Net income	—	—	—	—	—	$28,173	28,173	931	29,104

Purchase of treasury stock	—	—	—	(4,088)	—		—	—	(4,088)

Other comprehensive income	—	—	—	—	670	670	—	—	670

Comprehensive income						28,843

BALANCE, JANUARY 31, 2008	14,772,721	147	96,389	(4,088)	1,518		179,561	3,293	276,820

Exercise of stock options	382,773	4	3,821	—	—		—	—	3,825

Tax benefit for exercise of non-qualified stock options	—	—	1,582	—	—		—	—	1,582

Restricted shares and options issued as compensation	840,587	9	2,141	—	—		—	—	2,150

Payment of loan to noncontrolling interest	—	—	—	—	—		—	(598)	(598)

Net income (loss)	—	—	—	—	—	(12,890)	(12,890)	612	(12,278)

Purchase of treasury stock	—	—	—	(11,576)	—		—	—	(11,576)

Other comprehensive loss	—	—	—	—	(7,824)	(7,824)	—	—	(7,824)

Comprehensive loss						(20,714)

BALANCE, JANUARY 31, 2009	15,996,081	160	103,933	(15,664)	(6,306)		166,671	3,307	252,101

Exercise of stock options	80,202	1	635	—	—		—	—	636

Tax benefit for exercise of non-qualified stock options	—	—	205	—	—		—	—	205

Restricted shares and options issued as compensation	18,290	—	2,754	—	—		—	—	2,754

Net income	—	—	—	—	—	13,167	13,167	353	13,520

Purchase of treasury stock	—	—	—	(1,751)	—		—	—	(1,751)

Other comprehensive income	—	—	—	—	2,651	2,651	—	—	2,651

Comprehensive income						$15,818

BALANCE, JANUARY 30, 2010	16,094,573	$161	$107,527	$(17,415)	$(3,655)		$179,838	$3,660	$270,116

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

(amounts in thousands)

	January 30, 2010	January 31, 2009	January 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,167	$(12,890)	$28,173
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,393	14,441	12,840
Provision for bad debts	1,307	1,525	383
Tax benefit from exercise of stock options	(205)	(1,582)	(506)
Impairment on long-lived assets	254	22,299	—
Amortization of debt issue cost	531	684	762
Amortization of discounts	186	186	191
Deferred income taxes	3,902	(7,513)	3,740
Stock options and restricted shares issued as compensation	2,754	2,150	907
Gain on sale of intangible assets	(886)	—	—
Change in fair value of derivatives	985	—	—
Costs on early extinguishment of debt	357	—	—
Loss (gain) on marketable securities	—	2,797	(12)
Noncontrolling interest	353	612	931
Changes in operating assets and liabilities (net of effects of acquisition transactions):
Accounts receivable, net	4,606	(9,160)	18,951
Inventories	28,147	2,637	3,259
Other current assets and prepaid income taxes	6,168	(9,679)	(471)
Other assets	35	1,304	957
Accounts payable and accrued expenses	17,130	(9,540)	3,053
Income taxes payable	—	(793)	1,689
Accrued interest payable	(854)	136	(622)
Other current and long term liabilities	1,022	(348)	1,687
Unearned revenues	(3,663)	(1,744)	15,887
Deferred pension obligation	106	(504)	(507)

Net cash provided by (used in) operating activities	88,795	(4,982)	91,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,734)	(10,189)	(18,955)
Purchase of marketable securities	—	—	(672)
Proceeds on sale of marketable securities	—	138	320
Proceeds on sale of intangible assets	700	—	—
Reacquisition of license rights	—	(388)	—
Payment for acquired businesses, net of cash acquired	—	(33,951)	—

Net cash used in investing activities	(2,034)	(44,390)	(19,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	646,234	331,558	274,539
Payments on senior credit facility	(700,649)	(277,143)	(335,886)
Deferred financing fees	—	(363)	—
Payments on real estate mortgage	(469)	(1,435)	(507)
Payments on senior subordinate notes	(20,848)	—	—
Payments on capital leases	(357)	(202)	(200)
Payment of loan to noncontrolling interest	—	(598)	—
Proceeds from exercise of stock options	636	3,825	725
Tax benefit from exercise of stock options	205	1,582	506
Purchase of treasury stock	(1,751)	(11,576)	(4,088)

Net cash (used in) provided by financing activities	(76,999)	45,648	(64,911)

Effect of exchange rate changes on cash and cash equivalents	(306)	(823)	1,772

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,456	(4,547)	8,846
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,813	13,360	4,514

CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,269	$8,813	$13,360

Continued

	January 30, 2010	January 31, 2009	January 31, 2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,054	$17,169	$18,025

Income taxes	$1,070	$13,348	$8,958

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Capital lease financing	$1,001	$176	$—

Accrued purchases of property and equipment	$14	$597	$850

Unrealized gain (loss) on marketable securities included in comprehensive income	$—	$1,096	$(1,102)

Unrealized gain (loss) on pension liability included in comprehensive income	$353	$(3,223)	$—

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

1. General

Perry Ellis International, Inc. and Subsidiaries (the “Company”) is one of the leading apparel companies in the United States and manages a portfolio of major brands, some of which were established over 100 years ago. The Company designs, sources, markets and licenses products nationally and internationally at multiple price points and across all major levels of retail distribution. The Company’s portfolio of highly recognized brands includes the Perry Ellis® family of brands, Axis®, Tricots St. Raphael®, Jantzen®, John Henry®, Cubavera®, the Havanera Co.®, Centro®, Solero®, Natural Issue®, Munsingwear®, Grand Slam®, Original Penguin® by Munsingwear® (“Original Penguin”), Mondo di Marco®, Redsand®, Pro Player®, Manhattan®, Axist®, Savane®, Farah®, Gotcha®, Girl Star®, MCD®, Laundry by Shelli Segal® and C&C California®. The Company also (i) licenses the Nike® brand for swimwear and swimwear accessories, (ii) licenses the JAG® brand for men’s and women’s swimwear and cover-ups, (iii) licenses the Callaway Golf® and Top-Flite® brands for golf apparel, (iv) licenses the PGA TOUR® brand, including Champions Tour®, for golf apparel, and (v) licenses Pierre Cardin® for men’s sportswear.

Effective for fiscal 2010, the Company has revised its fiscal reporting calendar to a retail calendar. As a result, the fiscal quarters end on a Saturday. This change was not material to the Company’s quarterly or annual reporting. This change allows the Company to be consistent with the reporting period of its retail partners.

2. Summary of Significant Accounting Policies

The following is a summary of the Company’s significant accounting policies:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Perry Ellis International, Inc. and its wholly-owned and controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The ownership interest in consolidated subsidiaries of non-controlling shareholders is reflected as noncontrolling interest. The Company’s consolidation principles would also consolidate any entity in which the Company would be deemed a primary beneficiary.

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

INVENTORIES - Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, freight, insurance and commissions to buying agents.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements and capital leases is computed using the straight-line method over the shorter of the lease term or estimated useful lives of the assets or improvements. The useful lives are as follows:

Asset Class	Average Useful Lives in Years
Furniture, fixtures and equipment	3-10
Vehicles	7
Leasehold improvements	4-15
Buildings	39

INTANGIBLE ASSETS - Intangible assets represent costs incurred in connection with the acquisition of brand names and license rights. As of January 30, 2010 and January 31, 2009, intangible assets represented one class of indefinite lived assets, trademarks. Those assets were identified as intangible assets with an indefinite useful life, and accordingly, are not being amortized. The Company assesses the carrying value of intangible assets at least annually.

FAIR VALUE MEASUREMENTS - A description of the Company’s policies regarding fair value measurement is summarized below.

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

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

Interest rate swap - This derivative is a pay-variable, receive-fixed interest rate swap based on the LIBOR rate curve and is designated as a fair value hedge. Fair value was based on a model-driven valuation using the LIBOR rate curve, which was observable at commonly quoted intervals for the full term of the swap. Therefore, our interest rate swap was classified within Level 2 of the fair value hierarchy.

Interest rate cap - This derivative does not qualify as a fair value hedge. Fair value was based on a model-driven valuation using the LIBOR rate curve and an implied market volatility, both of which are observable at commonly quoted intervals for the full term of the cap. Therefore, the Company’s interest rate cap was classified within Level 2 of the fair value hierarchy.

DERIVATIVES - Derivative financial instruments such as interest rate swap contracts and foreign exchange contracts are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is not designated as a hedge or is designated as a hedge of changes in fair value or cash flows. When designated as a hedge of changes in fair value, the effective portion of the hedge is recognized as an offset in income with a corresponding adjustment to the hedged item. When designated as a hedge of changes in cash flows, the effective portion of the hedge is recognized as an offset in comprehensive income with a corresponding adjustment to the hedged item and recognized in income in the same period as the hedged item is settled.

LEASES - The Company requires that its leases be evaluated and classified as operating or capital leases for financial reporting purposes. Capital leases, which transfer substantially all of the risks and benefits incidental to ownership of the leased item, are capitalized at the inception of the lease at the fair value of the leased property or, if lower, at the present value of the minimum lease payments. Lease payments are apportioned between the finance charges and reduction of the lease liability so as to achieve a constant rate of interest on the remaining balance of the liability. Finance charges are charged directly against income as a component of interest expense. Capitalized leased assets are depreciated over the shorter of the estimated useful life of the asset or the lease term. Leases where the lessor retains substantially all the risks and benefits of ownership of the asset are classified as operating leases. Operating lease payments, other than contingent rentals, are recognized as an expense in the income statement on a straight-line basis over the lease term, whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. This generally results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is recorded as deferred rent and included in liabilities. Percentage rent expense is generally based on sales levels and is accrued when determined that it is probable that such sales levels will be achieved.

DEFERRED DEBT ISSUE COSTS - Costs incurred in connection with financing transactions have been capitalized and are being amortized on a straight-line basis, which approximates the interest method, over the term of the related debt instrument. Unamortized debt issue costs are included in other assets in the consolidated balance sheet.

LONG-LIVED ASSETS - Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value. Fair value is estimated based on the future expected discounted cash flows for the assets. Judgments regarding the existence of impairment indicators are based on market and operational performance. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning future conditions.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

During fiscal 2010 and 2009, the Company experienced lower-than-expected performance at certain locations, which was due in part to the current economic downturn. As a result, the Company recorded a $0.3 million and $1.6 million impairment charge, in fiscal 2010 and 2009, respectively, to reduce the net carrying value of certain long-lived assets (primarily leaseholds) at these locations to their estimated fair value. These impairments are reflected with the Company’s wholesale reporting segment. There was no material impairment recorded to long-lived assets in fiscal 2008.

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

ADVERTISING AND RELATED COSTS - The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $10.6 million, $19.7 million and $20.5 million for the years ended January 30, 2010, January 31, 2009 and 2008, respectively, and are included in selling, general and administrative expenses.

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

REVENUE RECOGNITION - Sales are recognized at the time title transfers to the customer, generally upon shipment. Trade allowances and a provision for estimated returns and other allowances are recorded at the time sales are made, considering historical and anticipated trends. The Company records revenues net of corresponding sales taxes. The Company operates predominantly in North America, with over 94% of its sales in this market. Two customers accounted for approximately 20% and 11%, respectively, of net sales for fiscal 2010. Two customers accounted for approximately 17% and 12%, respectively, of net sales for fiscal 2009. Two customers accounted for approximately 15% and 10%, respectively, of net sales for fiscal 2008. A significant decrease in business from or loss of any of the major customers could harm the financial condition of the Company by causing a significant decline in revenues attributable to such customers. The Company does not believe that concentrations of credit risk represent a material risk of loss with respect to its financial position as of January 30, 2010.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. A liability for unearned royalty income is recognized when licensees pay contractual obligations before being earned or when up front fees are collected. This liability is recognized as royalty income over the applicable term of the respective license agreement.

ADVERTISING REIMBURSEMENTS - The majority of the Company’s license agreements require licensees to reimburse the Company for advertising placed on behalf of the licensees based on a percentage of the licensees’ net sales. The Company records earned advertising reimbursements received from its licensees as a reduction of the related advertising costs in selling, general and administrative expenses. For the fiscal years 2010, 2009 and 2008, the Company has reduced selling, general and administrative expenses by $5.8 million, $5.5 million and $5.5 million of licensee reimbursements, respectively. Unearned advertising reimbursements result when a licensee pays required reimbursements prior to the Company incurring the advertising expense. A liability is recorded for these unearned advertising reimbursements.

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

INCOME TAXES - Deferred income taxes result primarily from timing differences in the recognition of expenses for tax and financial reporting purposes, which requires the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur.

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

In regards to the accounting for uncertainty in income taxes recognized in the financial statements a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits.

NET INCOME (LOSS) PER SHARE - Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares of outstanding common stock. The calculation of diluted net income (loss) per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net income (loss) per share includes the effects of stock options, warrants and unvested restricted shares as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted income (loss) per share.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

	2010	2009	2008
	(in thousands, except per share data)
Numerator:
Net income (loss)	$13,167	$(12,890)	$28,173

Denominator:
Basic weighted average shares	12,699	14,416	14,675
Dilutive effect: stock options	306	—	982

Diluted weighted average shares	13,005	14,416	15,657

Basic income (loss) per share	$1.04	$(0.89)	$1.92

Diluted income (loss) per share	$1.01	$(0.89)	$1.80

Antidilutive effect: stock options (1)	1,586	2,344	96

(1)

Represents weighted average of stock options to purchase shares of common stock and restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

ACCOUNTING FOR STOCK-BASED COMPENSATION - Accounting for stock-based compensation requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Company uses fair value as the measurement objective in accounting for share-based payment arrangements and applies a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

For fiscal 2010, 2009 and 2008, approximately $2.8 million, $2.2 million and $0.9 in compensation expense has been recognized in selling, general and administrative expenses in the consolidated statement of operations related to stock options and restricted stock, respectively. Compensation expense for these awards is based on the fair value at the original grant date. During fiscal 2010, 2009, and 2008, the Company received cash of $0.6 million, $3.8 million, and $0.7 million, respectively, from the exercise of stock options and realized a tax benefit of approximately $0.2 million, $1.6 million, and $0.5 million, respectively from such exercises.

The fair value of the options was estimated at the date of grant using the Black-Scholes Option Pricing Model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including: expected volatility based on the expected price of the Company’s common stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercises and employee terminations; and dividend yield based on the Company’s history and expectation of dividend payments. Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in fiscal years 2010, 2009 and 2008 was $2.88, $11.26 and $16.23, respectively.

The following weighted-average assumptions for 2010, 2009 and 2008 were derived from the Black-Scholes model and used to determine the fair value of stock options:

	2010	2009	2008

Risk free interest	2.3% - 2.7%	4.5%	4.5%
Dividend Yield	0.0%	0.0%	0.0%
Volatility factors	65.3% - 66.7%	57.4%	56.3% - 56.9%
Weighted-average life (years)	6.0	6.0	6.0 - 10.0

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) was comprised of the following for the year ended:

	January 30, 2010	January 31, 2009	January 31, 2008
	(in thousands)
Net income (loss)	$13,520	$(12,278)	$29,104

Other Comprehensive (loss) income:
Foreign currency translation adjustments, net	2,298	(5,697)	1,772
Unrealized loss on pension liability, net of tax	353	(3,223)	—
Unrealized loss on marketable securities, net of tax	—	(775)	(1,102)
Reclassification adjustment, net of tax	—	1,871	—

Total other comprehensive income (loss)	2,651	(7,824)	670

Comprehensive income (loss)	16,171	(20,102)	29,774
Less: comprehensive income attributable to the noncontrolling interest	353	612	931

Comprehensive income (loss) attributable to Perry Ellis International, Inc.	$15,818	$(20,714)	$28,843

Accumulated other comprehensive loss was comprised of the following at:

	January 30, 2010	January 31, 2009
	(in thousands)
Foreign currency translation	$(785)	$(3,083)
Unrealized loss on pension liability, net of tax	(2,870)	(3,223)

	$(3,655)	$(6,306)

RECENT ACCOUNTING PRONOUNCEMENTS - In April 2009, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (now FASB Accounting Standards Codification (“ASC”) 825-10-65), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position was effective for interim reporting periods ending after June 15, 2009. The adoption of this statement did not have an impact on the results of operations or the financial position of the Company.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (now ASC 855-10). This standard establishes principles and requirements for subsequent events, which are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this standard sets forth (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This standard was effective for interim or annual financial periods ending after June 15, 2009 and is to be applied prospectively. This statement was adopted during the second quarter of fiscal 2010. The Company evaluated subsequent events through the time of the filing of these financial statements with the SEC, and noted there are no other events that are subject to recognition or disclosure.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

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

In August 2009, the FASB issued ASU No. 2009-5, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value.” ASU No. 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of ASC Topic 820. ASU No. 2009-5 is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of ASU No. 2009-5 did not have a material impact on the results of operations or financial position of the Company.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) - Multiple Deliverable Revenue Arrangements.” ASU No. 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and expands the disclosures related to multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The adoption of ASU No. 2009-13 will not have a material impact on the results of operations or financial position of the Company.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification.” ASU No. 2010-02 clarifies that the scope of the decrease in ownership provisions of Topic 810 applies to a subsidiary or group of assets that is a business, a subsidiary that is a business that is transferred to an equity method investee or a joint venture or an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity and does not apply to sales in substance of real estate. ASU No. 2010-02 is effective as of the beginning of the period in which an entity adopts SFAS No. 160 or, if SFAS No. 160 has been previously adopted, the first interim or annual period ending on or after December 15, 2009, applied retrospectively to the first period that the entity adopted SFAS No. 160. The adoption of ASU No. 2010-02 did not have a material impact on the results of operations or financial position of the Company.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company has not completed its assessment of the impact, if any, that ASU No. 2010-06 will have on its financial statements.

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

Both brands were ideally positioned to address the fastest growing segment within women’s apparel: contemporary. Both brands sell in luxury retail stores and high-end specialty boutiques. Together they expand the Company’s women’s contemporary business platform.

The aggregate purchase price was approximately $34.0 million, which represents the sum of (i) $32.7 million paid in cash, and (ii) acquisition costs of $1.2 million.

The following table summarizes the fair values of the assets acquired and liabilities assumed. The following purchase accounting adjustments include fair value adjustments and the allocation of purchase price based on fair value:

(in thousands)
Total purchase price
Cash consideration paid	$32,747

Total purchase price	32,747
Total direct merger costs	1,204

Total adjusted purchase price	$33,951

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

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

The Company repurchased 418,000, 1,769,296 and 274,900 shares of its common stock during fiscal 2010, 2009 and 2008, respectively, at a cost of approximately of $1.8 million, $11.6 million and $4.1 million.

5. Accounts Receivable

Accounts receivable consisted of the following as of:

	January 30, 2010	January 31, 2009
	(in thousands)
Trade accounts	$134,922	$139,387
Royalties and other receivables	6,873	4,512

Total	141,795	143,899
Less: Allowance for doubtful accounts	(1,861)	(1,029)

Total	$139,934	$142,870

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

The activity for the allowance for doubtful accounts is as follows:

	2010	2009	2008
	(in thousands)

Allowance for doubtful accounts
Beginning balance	$1,029	$1,452	$1,298
Provision	1,307	1,525	383
Write-offs net of recoveries	(475)	(1,948)	(229)

Ending balance	$1,861	$1,029	$1,452

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

6. Inventories

Inventories consisted of the following as of:

	January 30, 2010	January 31, 2009
	(in thousands)
Finished goods	$110,420	$135,040
Raw materials and in process	1,895	4,034

Total	$112,315	$139,074

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

7. Marketable Securities

During fiscal 2007, the Company purchased 369,700 common shares in the open market of a then current licensee for approximately $2.6 million. Total royalty income from this licensee was approximately $1.2 million for each of the years ended January 31, 2009 and 2008, respectively. In May 2007, the Company purchased an additional 50,100 common shares in the open market of this licensee for $308,000. These shares were sold in June 2007 for proceeds amounting to $320,000 resulting in a realized gain on the sale of $12,000. The realized gain was reclassified from accumulated other comprehensive income to other income.

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

During fiscal 2009, the Company determined that the remaining 369,700 common shares of marketable securities which were classified as available for sale were deemed to be other than temporarily impaired due to the percentage and duration of the loss and recorded an other than temporary impairment charge in the amount of $2.6 million, during the second and third quarters of fiscal 2009. As of January 31, 2009, the remaining investment in these marketable securities was written-off, as a result of the subsequent filing of bankruptcy by the entity.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

8. Property and Equipment

Property and equipment consisted of the following as of:

	January 30, 2010	January 31, 2009
	(in thousands)
Furniture, fixture and equipment	$79,304	$75,384
Buildings	19,348	19,348
Vehicles	862	862
Leasehold improvements	23,668	25,841
Land	9,163	9,163

Total	132,345	130,598
Less: accumulated depreciation and amortization	(71,878)	(60,376)

Total	$60,467	$70,222

The above table of property and equipment includes assets held under capital leases as of:

	January 30, 2010	January 31, 2009
	(in thousands)
Furniture, fixture and equipment	$1,000	$810
Less: accumulated depreciation and amortization	(213)	(610)

Total	$787	$200

Depreciation and amortization expense relating to property and equipment amounted to $13.4 million, $14.4 million and $12.8 million for the fiscal years ended January 30, 2010, January 31, 2009 and 2008, respectively.

9. Intangible Assets

Intangible Assets consist of indefinite-lived trademarks and total $200.3 million and $201.2 million at January 30, 2010 and January 31 2009, respectively.

These trademarks are not subject to amortization but are reviewed at least annually for potential impairment. The fair value of each trademark asset is compared to the carrying value of the trademark. The Company recognizes an impairment loss when the estimated fair value of the trademark asset is less than the carrying value. The Company’s annual impairment test is performed as of the last day of the fiscal year.

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

As a result of the annual trademark impairment analysis performed during the fiscal year ended January 31, 2009, the Company determined that the carrying value of certain trademarks exceeded their estimated fair value. Accordingly, the Company recorded a non-cash pre-tax charge of $20.7 million to reduce the value of these trademarks to their estimated fair values. The impairments result from a decline in the future anticipated cash flows from these trademarks, which is due, in part, to the deterioration of the economic and market conditions in the apparel industry during fiscal 2009. Based on the annual trademark impairment analysis performed during the fiscal year ended January 30, 2010, the Company determined that the estimated fair value of the trademarks exceeded their carrying value.

The trademark impairment charges are reported as a component of impairment on long-lived assets in the statement of operations.

10. Other Current Liabilities

Other current liabilities consisted of the following as of:

	January 30, 2010	January 31, 2009
	(in thousands)

Unearned advertising reimbursement	$2,525	$2,435
State sales and use tax	938	1,871
Other	3,473	4,488

Total	$6,936	$8,794

11. Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following as of:

	January 30, 2010	January 31, 2009
	(in thousands)
Salaries and commissions	$5,021	$4,992
Royalties	2,608	1,912
Buying commissions	286	500
Other	5,725	7,627

Total	$13,640	$15,031

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

12. Unearned Revenues and Other Long Term Liabilities

Other long term liabilities consisted of the following as of:

	January 30, 2010	January 31, 2009
	(in thousands)

Deferred gain long term	$5,664	$6,621
Unearned revenue	5,428	7,212
Deferred advertising	4,900	6,154
Other	4,647	61

Total	$20,639	$20,048

13. Derivative Financial Instruments

The Company has an interest rate risk management policy with the objective of managing its interest costs. To meet this objective, the Company may employ hedging and derivatives strategies to limit the effects of changes in interest rates on its operating income and cash flows, and to lower its overall fixed rate interest cost on its senior subordinated notes.

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

When entered into, derivative financial instruments such as interest rate swap contracts and foreign exchange contracts are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is not designated as a hedge or is designated as a hedge of changes in fair value or cash flows. When designated as a hedge of changes in fair value, the effective portion of the hedge is recognized as an offset in income with a corresponding adjustment to the hedged item. When designated as a hedge of changes in cash flows, the effective portion of the hedge is recognized as an offset in comprehensive income with a corresponding adjustment to the hedged item and recognized in income in the same period as the hedged item is settled.

Derivatives on senior subordinated notes payable

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

The location and amount of gains (losses) on derivative instruments and related hedged items reported in the consolidated statements of operations were as follows:

Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income	January 30, 2010
		(in thousands)

Derivative : Swap Agreement	Interest expense	$1,311
Hedged item: Fixed rate debt	Interest expense	(987)

Total (1)		$324

(1)	Includes $195,000 for the year ended January 30, 2010, related to the ineffectiveness of the hedging relationship.

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

The location and amount of gains (losses) on derivative instruments not designated as hedging instruments reported in the consolidated statements of operations were as follows:

Derivatives Not Designed As Hedging Instruments	Location of Gain (Loss) Recognized in Income	January 30, 2010
		(in thousands)

Derivative : 75 Million Cap Agreement	Interest expense	$(1,243)

Total		$(1,243)

See footnote 21 to the consolidated financial statements for disclosure of the fair value and line item caption of derivative instruments recorded on the consolidated balance sheets.

14. Letter of Credit Facilities

As of January 30, 2010, the Company maintained two U.S. dollar letter of credit facilities totaling $50.0 million, one letter of credit facility totaling $3.5 million utilized by the Canadian joint venture, and one letter of credit facility totaling $1.0 million utilized by the United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on the Company assets. During the first quarter of fiscal 2010, one credit line totaling an estimated $30.0 million was cancelled. As of January 30, 2010, there was $49.0 million available under existing letter of credit facilities.

Amounts under letter of credit facilities consist of the following as of:

	January 30, 2010	January 31, 2009
	(in thousands)
Total letter of credit facilities	$54,481	$86,355
Outstanding letters of credit	(5,496)	(15,721)

Total credit available	$48,985	$70,634

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

15. Senior Credit Facility

In October 2008, the Company amended its senior credit facility. In connection with the amendment, the Company paid approximately $338,000 in financing fees. These fees will be amortized over the term of its senior credit facility. The following is a description of the terms of its senior credit facility with Wachovia Bank, National Association, et al, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $125 million with the opportunity to increase this amount in $25 million increments up to $200 million; (ii) the inventory borrowing limit is $75 million; (iii) the sublimit for letters of credit is up to $40 million; (iv) the amount of letter of credit facilities allowed outside of the facility is $110 million and (v) the outstanding balance is due at the maturity date of February 1, 2012. At January 30, 2010 we did not have any borrowings under the senior credit facility.

Certain Covenants. The senior credit facility contains certain covenants, which, among other things, requires the Company to maintain a minimum EBITDA if availability falls below a certain minimum. It may restrict its ability and the ability of its subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. The Company is prohibited from paying cash dividends under these covenants. The Company is not aware of any non-compliance with any of its covenants under the senior credit facility. The Company could be materially harmed if it violates any covenants as the lenders under the senior credit facility could declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If the Company is unable to repay those amounts, the lenders could proceed against its assets. In addition, a violation could also constitute a cross-default under the Company’s indenture and mortgage, resulting in all of its debt obligations becoming immediately due and payable, which it may not be able to satisfy.

Borrowing Base. Borrowings under its senior credit facility are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to the lesser of either (1) the sum of (a) 85.0% of eligible receivables plus (b) 85.0% of its eligible factored accounts receivables up to $10.0 million plus (c) the lesser of (i) the inventory loan limit of $75 million, or (ii) the lesser of (A) 65.0% of eligible finished goods inventory, or (B) 85.0% of the net recovery percentage (as defined in the senior credit facility) of eligible inventory, or (2) the loan limit; and in each case minus (x) 35.0% of the amount of outstanding letters of credit for eligible inventory, (y) the full amount of all other outstanding letters of credit issued pursuant to the senior credit facility which are not fully secured by cash collateral, and (z) licensing reserves for which the Company is the licensee of certain branded products.

Interest. Interest on the principal balance under the senior credit facility accrues, at the Company’s option, at either (a) the greater of Wachovia’s prime lending rate or the Federal Funds rate; plus  1 /2% plus a margin spread of 100 to 175 basis points based upon the sum of the Company’s quarterly average excess availability plus excess cash for the immediately preceding fiscal quarter, at the time of borrowing or (b) the rate quoted by Wachovia as the average monthly Eurodollar Rate for 1-month Eurodollar deposits plus a margin spread of 200 to 275 basis points based upon the sum of the Company’s quarterly average excess availability plus excess cash for the immediately preceding fiscal quarter, at the time of borrowing.

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

Effective March 31, 2010, the Company entered into an amendment to its senior credit facility. This amendment modified the senior credit facility to permit the sale of all present and future accounts receivable due from a certain customer to Bank of America, N. A.

16. Senior Subordinated Notes Payable

In fiscal 2004, the Company issued $150 million 8  7/8% senior subordinated notes, due September 15, 2013. The proceeds of this offering were used to redeem previously issued $100 million 12  1/4% senior subordinated notes and to pay down the outstanding balance of the senior credit facility at that time. The proceeds to the Company were $146.8 million yielding an effective interest rate of 9.1%.

Certain Covenants. The indenture governing the senior subordinated notes contains certain covenants which restrict the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. The Company is not aware of any non-compliance with any of its covenants in this indenture. The Company is prohibited from paying cash dividends under these covenants. The Company could be materially harmed if it violates any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which it may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, the letter of credit facilities and the real estate mortgages resulting in all of its debt obligations becoming immediately due and payable, which it may not be able to satisfy.

During fiscal 2010, the Company’s Board of Directors authorized the Company to purchase, from time to time and as market and business conditions warrant, its senior subordinated notes for cash in the open market or in privately negotiated transactions. The amount of senior subordinated notes that may be repurchased or otherwise retired, if any, were to be decided upon based on parameters approved by of the Company’s Board of Directors and were to depend on market conditions, trading levels of the Company’s senior subordinated notes, the Company’s cash position and other considerations.

During the fourth quarter of fiscal 2010, the Company retired $20.8 million of its senior subordinated notes payable. In connection with this retirement, the Company paid an additional $98,000 in redemption premiums and commissions. Additionally the Company wrote-off approximately $259,000 in unamortized discount and bond fees associated with the retired portion of the senior subordinated notes.

17. Real Estate Mortgages

The Company’s main administrative office, warehouse and distribution facility is a 240,000 square foot facility in Miami, Florida. The facility was partially financed with an $11.6 million real estate mortgage loan. The real estate mortgage contains certain covenants and as of January 30, 2010, the Company is not aware of any non-compliance with any of these covenants. The interest rate is fixed at 7.123%. In August 2008, the Company executed a maturity extension of the real estate mortgage loan until July 1, 2010. At January 30, 2010, the balance of the real estate mortgage loan totaled $10.7 million, of which the entire balance is reflected as a current liability since it is due within one year.

In October 2005, the Company acquired three administrative office units in a building in Beijing, China. The aggregate purchase price was $2.3 million, including closing costs. These purchases were partially financed with three variable interest mortgage loans totaling $1.2 million dollars in the aggregate. During March 2008, the three variable interest mortgage loans were paid off.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

In June 2006, the Company entered into a mortgage loan for $15 million secured by its Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 are due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest is set at 6.25% for the first five years, at which point it will be reset based on the terms and conditions of the promissory note. At January 30, 2010, the balance of the real estate mortgage loan totaled $14.1 million, of which $301,000 is due within one year.

The contractual maturities of the real estate mortgages are as follows:

Fiscal year ending:

Amount
(in thousands)
2011	$11,021
2012	530
2013	604
2014	643
2015	684
Thereafter	11,386

24,868
Less discount	(135)

Total	$24,733

18. Income Taxes

For financial reporting purposes, income (loss) before noncontrolling interest and income tax (benefit) provision includes the following components:

	January 30, 2010	January 31, 2009	January 31, 2008
	(in thousands)
Domestic	$7,416	$(18,185)	$28,679
Foreign	9,719	2,225	16,210

Total	$17,135	$(15,960)	$44,889

The income tax provision (benefit) consists of the following components for each of the years ended:

	January 30, 2010	January 31, 2009	January 31, 2008
	(in thousands)
Current income taxes:
Federal	$(1,554)	$1,726	$9,209
State	(179)	434	733
Foreign	1,446	1,671	2,103

Total current income taxes	(287)	3,831	12,045

Deferred income taxes:
Federal	3,106	(6,227)	3,092
State	796	(1,286)	648

Total deferred income taxes	3,902	(7,513)	3,740

Total	$3,615	$(3,682)	$15,785

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

The Company’s effective income tax rate was as follows for each of the years ended:

	January 30, 2010	January 31, 2009	January 31, 2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase resulting from State income taxes, net of federal income tax benefit	1.2%	4.5%	2.7%
Foreign tax rate differential	-17.6%	0.1%	-7.8%
Change in reserves	-8.9%	-1.4%	2.5%
Change in valuation allowance	10.9%	-9.0%	1.2%
Non-deductible items	2.4%	-5.6%	1.4%
Other	-1.9%	-0.5%	0.2%

Total	21.1%	23.1%	35.2%

Deferred income taxes are provided for the temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of temporary differences as of the years ended are as follows:

	January 30, 2010	January 31, 2009
	(in thousands)
Deferred tax assets:
Inventory	$3,931	$5,289
Accounts receivable	2,075	2,405
Accrued expenses	2,360	2,349
Advance payments	3,971	4,831
Net operating losses	21,470	18,863
Deferred pension obligation	6,691	7,076
Stock compensation	1,987	1,012
Other	3,131	2,608

	45,616	44,433

Deferred tax liabilities
Fixed assets	(645)	(918)
Intangible assets	(32,005)	(27,839)
Prepaid expenses	(1,275)	(1,817)

	(33,925)	(30,574)

Valuation allowance	(5,366)	(3,408)

Net deferred tax asset	$6,325	$10,451

As of January 31, 2009, the Company had a gross deferred tax asset relating to foreign tax credit carryforwards in the amount of $0.5 million. Management believes it is more likely than not that the related deferred tax asset associated with foreign tax credit carryforwards will not be realized during the carryforward period. As such, the Company previously established a valuation allowance against the portion of the foreign tax credit carryforward not expected to be realized. As of January 31, 2009, the amount of the valuation allowance was $0.5 million. During fiscal 2010, the Company realized a $0.1 million income tax benefit associated with the deduction of foreign taxes previously held as a foreign tax credit carryforward. This amount represents the deduction of gross foreign taxes of $0.2 million, net of an existing valuation allowance of $0.2 million. As of January 30, 2010, the Company has a gross deferred tax asset relating to foreign tax credit carryforwards in the amount of $0.3 million. These credits originated in fiscal year 2004. Management believes it is more likely than not that the deferred tax asset associated with these foreign tax credits will not be realized during the carryforward period. As such, the Company maintains a valuation allowance in the amount of $0.3 million against the foreign tax credit amounts it does not expect to realize.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

During fiscal 2009, the Company realized a $1.0 million income tax benefit associated with realized and unrealized losses associated with marketable securities. Management believes it is more likely than not that the related deferred tax asset associated with these losses will not be realized due to tax limitations imposed on the utilization of capital losses. As such, the Company has established a valuation allowance against the portion of the losses not expected to be realized. The balance of the valuation allowance associated with realized and unrealized losses from marketable securities for fiscal 2010 and 2009 was $1.0 and $0.7 million, respectively. During fiscal 2010 and 2009 the valuation allowance increased by $0.3 and $0.7 million, respectively.

During fiscal years 2010 and 2009, the Company realized tax-effected losses of $1.1 and $0.9 million, respectively, associated with the operations of its U.K. subsidiary. For U.K. tax purposes, the operating loss has an indefinite carryforward period. Based upon operating results from the three most recent fiscal years, including fiscal 2010, management of the Company has determined that its U.K. subsidiary represents a cumulative loss company. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary. The balance of the valuation allowance associated with U.K. operating loss carryforward for fiscal 2010 and 2009 was $2.0 and $0.9 million, respectively. During fiscal 2010 and 2009 the valuation allowance increased by $1.1 and $0.9 million, respectively.

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

The following table reflects the expiration of the remaining federal net operating losses:

Fiscal Year	(in thousands)
2011 - 2013	$13,974
2014 - 2018	11,705
2019 - 2022	12,066
2023 - 2028	8,827

$46,572

In addition to the Company’s U.S. federal net operating loss, the Company has reflected in its income tax provision (benefit) deferred tax assets associated with net operating losses generated in various U.S. state jurisdictions. However, with respect to jurisdictions where the Company either has limited operations or statutory limitations on the use of acquired net operating losses, the ability to utilize such losses is restricted. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary, as a portion of the assets are not expected to be fully realized. The balance of the valuation allowance associated with U.S. state net operating losses for fiscal 2010 and 2009 was $2.0 and $1.4 million respectively. During fiscal 2010 and 2009 the valuation allowance increased by $0.6 million and decreased by $0.1 million, respectively.

Deferred taxes have not been recognized on unremitted earnings of certain of the Company’s foreign subsidiaries based on the “indefinite reversal” criteria. No provision is made for income tax that would be payable upon the distribution of earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

The federal and state income tax provisions do not reflect the tax savings resulting from deductions associated with the Company’s stock option plans. These savings were $0.2 million, $1.6 million and $0.5 million for fiscal 2010, 2009 and 2008, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2007 through 2010 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2004 through 2010, depending on each state’s particular statute of limitation. During the fiscal year ended January 31, 2009, the Company received notification from the Internal Revenue Service (the “IRS”) that the Joint Committee on Taxation had completed its review of the Company’s file and took no exception to the conclusions reached by the IRS. Additionally, the Company is currently in discussions with the State of New Jersey to voluntarily disclose and settle income tax liabilities pertaining to the 2004 through 2007 tax years. Furthermore, various state and local income tax returns are also under examination by taxing authorities.

As of February 1, 2009, the Company had a $3.5 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.8 million. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. As of January 30, 2010, the Company had a $1.1 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.3 million. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

A reconciliation of the beginning balance of the Company’s unrecognized tax benefits and the ending amount of the unrecognized tax benefits are as follows as of:

	January 30, 2010	January 31, 2009	January 31, 2008
	(in thousands)

Balance at beginning of period	$3,460	$3,900	$2,770
Additions based on tax positions related to the current year	44	140	44
Additions for tax positions of prior years	322	438	1,086
Reductions for tax positions of prior years	(248)	(165)	—
Reductions due to lapses of statute of limitations	(1,650)	—	—
Settlements	(810)	(853)	—

Balance at end of period	$1,118	$3,460	$3,900

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. During the fiscal years 2010, 2009 and 2008 the Company recognized approximately $(0.5) million, $0.2 million and $0.3 million in interest and penalties respectively. The Company had approximately $0.3 million and $0.8 million for the payment of interest and penalties accrued at January 30, 2010 and January 31, 2009, respectively.

It is reasonably possible that within the next twelve months the Company may settle its voluntary disclosure process with the State of New Jersey. The Company does not currently anticipate that such resolutions will significantly increase or decrease tax expense within the next twelve months. Furthermore, the statute of limitations related to the Company’s 2007 U.S. federal tax year will expire within the next twelve months. The lapse in the statute of limitations would be expected to decrease tax expense within the next twelve months. The expiration of the statute of limitations related to the Company’s 2007 U.S. federal tax year could result in a tax benefit of up to approximately $0.1 million.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

19. Retirement Plan

The Company has a 401(k) Plan (the “Plan”) which includes a discretionary company match equal to 50% of the first 6% contributed to the plan which eligible employees may participate. Eligible employees may participate in the Plan upon the attainment of age 21, and completion of three continuous months of service. Participants may elect to contribute up to 60% of their compensation, subject to maximum statutory limits. The Company’s discretionary contributions to the Plan were approximately $12,000, $1.1 million and $1.3 million for the fiscal years ended January 30, 2010 and January 31, 2009 and 2008, respectively.

20. Benefit Plans

The Company sponsors two qualified pension plans as a result of the Perry Ellis Menswear acquisition that occurred in June 2003. During 2009, the Company modified the valuation date of plan obligations and assets from the end of December to the end of January. The impact of this change was an immaterial increase in expense.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the plan years beginning January 1, 2008 and ending January 30, 2010, and a statement of the funded status as of January 30, 2010. The plans were frozen and merged as of December 31, 2003.

For the fiscal year ending:	January 30, 2010	January 31, 2009
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of plan year	$37,858	$40,310
Service cost	250	271
Interest cost	2,357	2,519
Actuarial loss (gain)	2,973	(2,068)
Lump sums plus annuities paid	(3,109)	(3,174)

Benefit obligation at end of plan year	$40,329	$37,858

Change in plan assets
Fair value of plan assets at beginning of plan year	$20,150	$34,729
Actual return on plan assets	6,051	(11,405)
Lump sums plus annuities paid	(3,109)	(3,174)

Fair value of plan assets at end of plan year	$23,092	$20,150

Funded status at end of plan year	$17,237	$17,708

The net unfunded amount is classified as a long term liability in the caption deferred pension obligation on the consolidated balance sheet. At January 30, 2010, the deferred loss included in accumulated other comprehensive loss was $4.7 million before tax and $2.9 million on an after-tax basis. At January 31, 2009, the deferred loss included in accumulated other comprehensive loss was $5.3 million before tax and $3.2 million on an after-tax basis. There was no amount included within accumulated other comprehensive (loss) income arising from a change in the additional minimum pension liability as of January 31, 2008.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

The following table provides the components of net benefit cost for the plans for the fiscal year ended:

	January 30, 2010	January 31, 2009	January 31, 2008
	(in thousands)
Service cost	$250	$271	$250
Interest cost	2,357	2,519	2,326
Expected return on plan assets	(1,557)	(3,055)	(2,820)
Amortization of unrecognized net loss (gain)	66	(238)	(220)

Net periodic benefit cost	$1,116	$(503)	$(464)

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table for the plan years ended:

	January 30, 2010	January 31, 2009
Discount rate	5.50%	6.50%
Rate of compensation increase	N/A	N/A

The assumptions used in the measurement of the net periodic benefit cost are as follows:

	January 30, 2010	January 31, 2009
Discount rate	6.50%	6.00%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	N/A	N/A

The pension plan weighted-average asset allocations at January 30, 2010 and January 31, 2009 by asset category, are as follows:

	January 30, 2010	January 31, 2009

Asset category:
Equity securities	62.80%	58.50%
Debt securities	33.40%	29.60%
Other	3.80%	11.90%

Total	100.00%	100.00%

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

The fair value of plan assets by asset category is as follows:

	Fair Value Measurements At January 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset category:
Equity securities	$14,491	$—	$—	$14,491
Debt securities	7,712	—	—	7,712
Other	889	—	—	889

Total	$23,092	$—	$—	$23,092

The expected future benefit payments are as follows for fiscal years ended:

Expected Future Benefits Payments	(in thousands)

2011	$3,176
2012	3,156
2013	3,138
2014	3,145
2015	3,087
Thereafter	14,842

The Company’s contributions for fiscal 2011 are expected to be approximately $2.4 million. The Company will review the funding status during fiscal 2011 and the incremental funding provisions may change in future periods.

21. Fair Value Measurements

The carrying amounts of accounts receivable, accounts payable, accrued expenses, and accrued interest payable approximates fair value due to their short-term nature. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate. As of January 30, 2010 and January 31, 2009, the fair value of the senior subordinated notes payable was approximately $129.9 million and $90.0 million, respectively, based on quoted market prices. These estimated fair value amounts have been determined using available market information.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

	Balance Sheet Location	Fair Value Measurements At January 30, 2010 Using
		Level 1	Level 2	Level 3	Total
		(in thousands)
Assets:
Interest rate swap	Other current assets	$—	$1,092	$—	$1,092
Interest rate swap	Other assets	—	90	—	90

Total assets at fair value		$—	$1,182	$—	$1,182

Liabilities:
Interest rate cap	Other current liabilities	$—	$449	$—	$449
Interest rate cap	Unearned revenues and other long term liabilities	—	731	—	731

Total liabilities at fair value		$—	$1,180	$—	$1,180

See footnote 13 to the consolidated financial statements for disclosures of the accounting designation of the two derivatives in the above table.

There were no such assets and liabilities that were measured at fair value on a recurring basis as of January 31, 2009.

22. Related Party Transactions

The Company leases under certain lease arrangements approximately 66,000 square feet comprised of approximately 16,000 square feet for administrative offices and approximately 50,000 square feet for warehouse distribution. These facilities are in close proximity to the corporate office of the Company, and are owned by the Chairman of the Board of Directors and Chief Executive Officer (“Chairman”). Rent expense, including insurance and taxes, for these leases amounted to approximately $653,000, or $9.90 per square foot, $670,000, or $10.15 per square foot, $648,000, or $9.81 per square foot for the years ended January 30, 2010, January 31, 2009 and 2008, respectively. At inception of the leases, the Company’s Audit Committee reviewed the terms of the two ten year leases to ensure that they were reasonable and at, or below, market. This review included information from third party sources.

During the years ended January 30, 2010, January 31, 2009 and 2008, the Company was a party to aircraft charter agreements with third parties, who chartered the aircraft from an entity controlled by the Chairman and the President and Chief Operating Officer (the “President”). There is no minimum usage requirement, and the charter agreement can be terminated with 60 days notice. The Company paid, under these agreements, to these third parties $1.0 million, $1.0 million and $1.1 million for the years ended January 30, 2010, January 31, 2009 and 2008, respectively. On an annual basis, the Company’s Governance or Audit Committee reviews the terms of the current arrangement to ensure that it is at, or below, market. This review includes information from third party sources.

The Company is a party to licensing agreements with Isaco International, Inc. (“Isaco”), pursuant to which Isaco has been granted the exclusive license to use various Perry Ellis trademarks in the United States and Puerto Rico to market a line of men’s underwear, hosiery and loungewear. The principal shareholder of Isaco is the father-in-law of the Company’s President. Royalty income earned from the Isaco license agreements amounted to approximately $2.0 million, $1.9 million and $2.0 million for the years ended January 30, 2010, January 31, 2009 and 2008, respectively. The Company’s Governance or Audit Committee reviews renewals or extension of the licensing agreements, to ensure that they are consistent with the terms and conditions of other license agreements of the Company.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

The Company was party to a licensing agreement with Tropi-Tracks LLC (“Tropi-Tracks”), pursuant to which Tropi-Tracks was granted an exclusive license to use the Jantzen brand name in the United States, Canada, and Mexico to market a line of men’s, women’s and junior’s casual and leisure footwear. Salomon Hanono, one of the former members of the Board of Directors of the Company, whose term expired during fiscal 2009, is a member of Tropi-Tracks. The license was terminated in June 2009, with a six month non-exclusive sell-off period. Royalty income earned from the Tropi-Tracks license agreement amounted to $21,000, $97,000 and $92,000 for the years ended January 30, 2010, January 31, 2009 and 2008, respectively. The Company’s Governance or Audit Committee reviewed renewals or extensions of the licensing agreement, to ensure that they were consistent with the terms and conditions of other license agreements of the Company.

The Company is party to an agreement with Sprezzatura Insurance Group LLC. Joseph Hanono, the son of the Company’s Secretary-Treasurer, is a member of Sprezzatura Insurance Group. The Company paid under this agreement, to this third party $448,000 and $366,000 in insurance premiums for property and casualty for the years ended January 30, 2010 and January 31, 2009, respectively. There were no payments made for the years ended January 31, 2008. On an annual basis, the Company’s Governance or Audit Committee reviews the terms of the current arrangement.

23. Stock Options, Warrants And Restricted Shares

Stock Options - In 1993, the Company adopted the 1993 Stock Option Plan (the “1993 Plan”), which was amended in 1998 and 1999 to increase the number of shares reserved for issuance thereunder. As amended, the 1993 Plan authorized the Company to grant stock options (“Option” or “Options”) to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2002, prior to the termination of the 1993 Plan in 2003, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). The 2002 Plan was amended in 2003 to increase the number of shares reserved for issuance thereunder, among other changes. As amended, the 2002 Plan allowed the Company to grant Options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2005, the Company adopted the 2005 Long-Term Incentive Compensation Plan (the “2005 Plan”, and collectively with the 1993 Plan and the 2002 Plan, the “Stock Option Plans”). The 2005 Plan allows the Company to grant Options and other awards to purchase or receive up to an aggregate of 2,250,000 shares of the Company’s common stock, reduced by any awards outstanding under the 2002 Plan. On March 13, 2008, the Board of Directors unanimously adopted, subject to shareholder approval at the Annual Meeting, an amendment and restatement of the 2005 Plan that increases the number of shares available for grants by an additional 2,250,000 shares to an aggregate of 4,750,000 shares of common stock. The amendment was approved by the shareholders at the 2008 Annual Meeting. All Stock Option Plans are designed to serve as an incentive for attracting and retaining qualified and competent employees, directors, consultants, and independent contractors of the Company.

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

The following table lists information regarding shares under the 1993 Plan, 2002 Plan and 2005 Plan as of January 30, 2010:

	Shares Underlying Outstanding Options	Unvested Restricted Shares	Shares Available for Grant

1993 Stock Option Plan	474,000	—	—
2002 Stock Option Plan	230,903	—	—
2005 Stock Option Plan	1,205,563	860,038	1,517,790

	1,910,466	860,038	1,517,790

During fiscal 2010, the Company granted stock options to purchase shares of common stock to certain key employees. The Company awarded an aggregate of 1,187,026 stock options to purchase shares of common stock with exercise prices ranging from $4.53 to $15.38 which generally vest over a three year period and have a ten year term. The total fair value of the stock options, based on the Black-Scholes Option Pricing Model, amounted to approximately $3.4 million, which will be recorded as compensation expense on a straight-line basis over the vesting period of each stock option.

A summary of the stock option activity for options issued under the 1993 Plan, 2002 Plan and 2005 Plan is as follows for the years ended:

	Number of Shares	Option Price Per Share
		Low	High	Weighted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding February 1, 2007	1,957,548				$9.88	4.41	$39,557
Vested or expected to vest	1,952,548				$9.86	4.39	$38,566
Options Exercisable	1,780,722				$9.12	3.94	$37,345

Granted	24,125	$16.00	$33.25	$28.16
Exercised	(75,168)	$5.83	$15.91	$9.63
Cancelled	(38,439)	$12.74	$20.14	$15.67

Outstanding January 31, 2008	1,868,066				$10.01	3.39	$14,656
Vested or expected to vest	1,868,066				$10.01	3.39	$14,656
Options Exercisable	1,746,319				$9.28	3.04	$14,505

Granted	13,197	$17.27	$22.76	$19.39
Exercised	(381,648)	$5.88	$17.97	$9.99
Cancelled	(24,650)	$12.77	$33.25	$16.03

Outstanding January 31, 2009	1,474,965				$10.00	3.17	$10
Vested or expected to vest	1,474,965				$10.00	3.17	$10
Options Exercisable	1,397,076				$9.34	2.90	$10

Granted	1,187,026	$4.53	$15.38	$4.75
Exercised	(80,202)	$3.46	$13.39	$7.92
Cancelled	(671,323)	$4.63	$27.16	$6.96

Outstanding January 30, 2010	1,910,466				$7.90	6.85	$16,128
Vested or expected to vest	1,910,466				$7.90	6.85	$16,128
Options Exercisable	749,160				$11.77	3.41	$3,484

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

The aggregate intrinsic value for stock options in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of $16.03, $3.84, and $17.55 at January 30, 2010, January 31, 2009 and 2008, respectively. This amount represents the total pre-tax intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date. The total intrinsic value of stock options exercised in fiscal 2010, 2009 and 2008 was approximately $0.6 million, $4.4 million and $1.6 million, respectively. The total fair value of stock options vested in fiscal 2010, 2009 and 2008 was approximately $0.3 million, $0.5 million and $0.5 million, respectively.

Additional information regarding options outstanding and exercisable as of January 30, 2010, is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 4.00 - $ 6.00	1,111,225	9.13	$4.65	1,749	$5.41
$ 6.01 - $ 12.00	504,176	2.82	$9.49	504,176	$9.49
$ 12.01 - $ 16.00	100,065	5.36	$14.21	82,760	$14.02
$ 16.01 - $ 21.00	149,000	4.47	$16.75	140,500	$16.64
$ 21.01 - $ 31.00	46,000	6.85	$26.55	19,975	$26.29

	1,910,466			749,160

Restricted Stock - Under the 2005 Plan, restricted stock awards shall be granted subject to restrictions on transferability, risk of forfeiture and other restrictions, if any, as the Committee may impose, or as otherwise provided in the 2005 Plan, covering a period of time specified by the Committee. The terms of any restricted stock awards granted under the 2005 Plan shall be set forth in a written Award Agreement which shall contain provisions determined by the Committee and not inconsistent with the 2005 Plan. The restrictions may lapse separately or in combination at such times, under such circumstances (including based on achievement of performance goals and/or future service requirements), in such installments or otherwise, as the Committee may determine at the date of grant or thereafter. Except to the extent restricted under the terms of the 2005 Plan and any Award Agreement relating to a restricted stock award, a participant granted restricted stock shall have all of the rights of a shareholder, including the right to vote the restricted stock and the right to receive dividends thereon (subject to any mandatory reinvestment or other requirement imposed by the Committee). During the Restriction Period (as defined in the 2005 Plan), the restricted stock may not be sold, transferred, pledged, hypothecated, margined or otherwise encumbered by the participant.

During fiscal 2010, the Company awarded one employee 10,000 shares of restricted stock, which vest over a four year period at an estimated value of $42,000. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock. Also, during fiscal 2010 the Company awarded five directors an aggregate of 32,765 shares of restricted stock, which vest over a three year period at an estimated value of $250,000.

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

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

The Company granted performance based restricted stock to certain key employees pursuant to the Company’s 2005 Long Term Incentive Compensation Plan, and subject to certain conditions in the grant agreement. Such stock generally vests 100% on February 1, 2013, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. In October 2008, 75,250 shares of restricted stock were issued to 23 employees at an estimated value of $1.1 million.

During fiscal 2009, the Company awarded seven directors an aggregate 18,900 shares of restricted stock, which generally vest over a three year period. The total fair value of the restricted shares amounted to approximately $350,000. Also, in fiscal 2009 the Company awarded one employee an aggregate of 5,000 shares of restricted stock, which generally vest over a five year period. The total fair value of the restricted shares amounted to approximately $109,000.

During fiscal 2008, the Company awarded seven employees an aggregate of 17,220 shares of restricted stock, which generally vest over a five year period. The total fair value of the restricted shares amounted to approximately $472,000.

The values of the restricted stock will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted shares. The fair value of restricted stock grants is estimated on the date of grant and is generally equal to the closing stock price of the Company’s common stock on the date of grant.

As of January 30, 2010, the total unrecognized compensation cost related to unvested stock options outstanding under the Stock Option Plans is approximately $2.7 million. That cost is expected to be recognized over a weighted-average period of 2 years. As of January 30, 2010, the total unrecognized compensation cost related to unvested time-based restricted stock was approximately $11.9 million which is expected to be recognized over a weighted-average period of 7.0 years.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

The following table summarizes the restricted stock-based award activity for the years:

	Restricted Shares	Weighted Average Grant Price	Weighted Average Remaining Vesting Period

Unvested as of February 1, 2007	37,575	$18.51	2.65

Granted	17,220
Vested	(8,762)
Forfeited	(2,850)

Unvested as of January 31, 2008	43,183	$22.31	3.13

Granted	849,150
Vested	(15,182)
Forfeited	(8,600)

Unvested as of January 31, 2009	868,551	$17.99	8.06

Granted	42,765
Vested	(26,803)
Forfeited	(24,475)

Unvested as of January 30, 2010	860,038	$16.62	7.05

24. Segment Information

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

	January 30, 2010	January 31, 2009	January 31, 2008
		(in thousands)
Revenues:
Product	$729,217	$825,868	$838,465
Licensing	24,985	25,429	25,401

Total Revenues	$754,202	$851,297	$863,866

Operating Income
Product	$13,468	$6,228	$42,615
Licensing	21,395	(1,900)	19,868

Total Operating Income	$34,863	$4,328	$62,483

Interest Expense
Product	$7,724	$8,623	$8,745
Licensing	9,647	8,868	8,849

Total Interest Expense	$17,371	$17,491	$17,594

Depreciation and Amortization
Product	$13,159	$14,304	$12,748
Licensing	466	480	530

Total Depreciation and Amortization	$13,625	$14,784	$13,278

Identifiable Assets
Product	$311,516	$344,756
Licensing	209,042	211,517
Corporate	40,758	43,313

Total Identifiable Assets	$561,316	$599,586

Revenues from external customers and long-lived assets excluding deferred taxes related to continuing operations in the United States and foreign countries are as follows:

	January 30 2010	January 31 2009	January 31 2008
		(in thousands)
Revenues
United States	$693,398	$785,643	$795,067
International	60,804	65,654	68,799

Total revenues	$754,202	$851,297	$863,866

	January 30, 2010	January 31, 2009
	(in thousands)
Long-lived assets at years ended,
United States	$215,774	$227,435
International	45,008	44,016

Total long-lived assets	$260,782	$271,451

25. Commitments and Contingencies

The Company has licensing agreements, as licensee, for the use of certain branded and designer labels. The license agreements expire on varying dates through June 2015. Total royalty payments under these license agreements amounted to approximately $9.2 million, $9.1 million and $9.0 million for the years ended January 30, 2010, January 31, 2009 and 2008, respectively, and were classified as cost of sales. Under certain licensing agreements, the Company has to pay certain guaranteed minimum payments. Future minimum payments under these contracts amount to $16.8 million.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

The Company leases two warehouse facilities, one of which includes office space, in Miami, Florida totaling approximately 66,000 square feet from its Chairman, to handle specialty operations. The leases expire in July 2014. The aggregate annual base payment for these leases is approximately $539,000.

The Company leases several locations for offices, showrooms and retail stores throughout the United States. Lease terms generally range from approximately 3 to 10 years, including anticipated renewal options. The leases generally provide for minimum annual rental payments and are subject to escalations based upon increases in the consumer price index, contractual base rent increases, real estate taxes and other costs. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying retail stores. Certain leases also provide for rent deferral during the initial term of such lease, landlord contributions, and/or scheduled minimum rent increases during the terms of the leases. For financial reporting purposes, rent expense associated with operating leases is recorded on a straight-line basis over the life of the lease. These leases expire through 2019. Minimum aggregate annual commitments for the Company’s non-cancelable unrelated operating lease commitments are as follows:

Year Ending	Amount
(in thousands)
2011	$13,984
2012	13,363
2013	12,927
2014	8,612
2015	7,591
Thereafter	17,758

Total	$74,235

Rent expense for these operating leases, including the related party rent payments discussed in footnote 22 to the consolidated financial statements amounted to $14.5 million, $13.8 million, and $10.8 million for the years ended January 30, 2010, January 31, 2009 and 2008, respectively.

Capital lease obligations primarily relate to equipment as indicated in footnote 8 to the consolidated financial statements. The current portion of the capital lease obligation in the amount of $397,000 is included in accrued expenses and other liabilities, while the long term portion of $550,000 is included in unearned revenues and other long term liabilities. Minimum aggregate annual commitments for the Company’s capital lease obligations are as follows:

Year Ending	Amount
(in thousands)
2011	$397
2012	397
2013	153

Total	$947

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

26. Summarized Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Dollars in thousands, except per share data)
FISCAL YEAR ENDED JANUARY 30, 2010

Net Sales	$214,038	$152,980	$172,154	$190,045	$729,217
Royalty Income	6,006	6,189	6,397	6,393	24,985

Total Revenues	220,044	159,169	178,551	196,438	754,202
Gross Profit	69,234	49,208	60,987	69,669	249,098
Net income (loss) attributed to Perry Ellis International, Inc.	5,849	(5,308)	4,138	8,488	13,167
Net income (loss) attributed to Perry Ellis International, Inc. per share:
Basic	$0.46	($0.42)	$0.33	$0.67	$1.04
Diluted	$0.46	($0.42)	$0.31	$0.64	$1.01

FISCAL YEAR ENDED JANUARY 31, 2009

Net Sales	$237,762	$187,404	$216,232	$184,470	$825,868
Royalty Income	5,787	6,295	6,583	6,764	25,429

Total Revenues	243,549	193,699	222,815	191,234	851,297
Gross Profit	84,567	62,237	75,900	55,547	278,251
Net income (loss) attributed to Perry Ellis International, Inc.	9,107	(5,379)	4,999	(21,617)	(12,890)
Net income (loss) attributed to Perry Ellis International, Inc. per share:
Basic	$0.63	($0.36)	$0.34	($1.58)	($0.89)
Diluted	$0.60	($0.36)	$0.33	($1.58)	($0.89)

FISCAL YEAR ENDED JANUARY 31, 2008

Net Sales	$222,619	$188,890	$220,881	$206,075	$838,465
Royalty Income	6,151	6,405	6,582	6,263	25,401

Total Revenues	228,770	195,295	227,463	212,338	863,866
Gross Profit	77,790	61,721	76,922	75,201	291,634
Net income attributed to Perry Ellis International, Inc.	9,512	267	8,534	9,860	28,173
Net income attributed to Perry Ellis International, Inc. per share:
Basic	$0.65	$0.02	$0.58	$0.67	$1.92
Diluted	$0.60	$0.02	$0.55	$0.65	$1.80

See footnotes 2 and 9 to the consolidated financial statements for further information regarding the impairment on long-lived assets, which occurred during the fourth quarter ended January 31, 2009.

27. Strategic Review of Business

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

Most of the identified expenses in connection with this strategic review were incurred during the fourth quarter. For the year ended January 31, 2009, the Company incurred approximately $1.7 million in certain real estate exit costs and severance charges which were recorded as a component of selling, general and administrative expenses and which primarily relate to the wholesale segment. As of January 31, 2009, severance charges in the amount of $600,000 remained unpaid and are included in accrued expenses and other liabilities. Those amounts were paid during fiscal 2010.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND 2008

28. Consolidating Condensed Financial Statements

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of January 30, 2010 and January 31, 2009 and for each of the years ended January 30, 2010, January 31, 2009 and January 31, 2008. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF JANUARY 30, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$8,313	$12,459	$(2,503)	$18,269
Accounts receivable, net	377	104,411	35,146	—	139,934
Intercompany receivable - Guarantors	63,759	—	—	(63,759)	—
Inventories	—	100,167	12,148	—	112,315
Other current assets	15,389	18,319	6,671	(15,557)	24,822

Total current assets	79,525	231,210	66,424	(81,819)	295,340

Property and equipment, net	10,558	46,272	3,637	—	60,467
Intangible assets, net	—	156,715	43,600	—	200,315
Investment in subsidiaries	278,275	—	—	(278,275)	—
Other	3,729	1,394	71	—	5,194

TOTAL	$372,087	$435,591	$113,732	$(360,094)	$561,316

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$15,786	$97,326	$12,477	$(18,305)	$107,284
Intercompany payable - Parent	—	10,369	57,102	(67,471)	—

Total current liabilities	15,786	107,695	69,579	(85,776)	107,284

Notes payable and senior credit facility	88,620	41,250	—	—	129,870
Other long term liabilities	1,225	42,619	7,967	2,235	54,046

Total long-term liabilities	89,845	83,869	7,967	2,235	183,916

Total liabilities	105,631	191,564	77,546	(83,541)	291,200

Total Perry Ellis International, Inc. stockholders’ equity	266,456	244,027	32,526	(276,553)	266,456

Noncontrolling interest	—	—	3,660	—	3,660

Stockholders’ equity	266,456	244,027	36,186	(276,553)	270,116

TOTAL	$372,087	$435,591	$113,732	$(360,094)	$561,316

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 30, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$—	$673,171	$81,031	$—	$754,202
Gross profit	—	214,044	35,054	—	249,098
Impairment on long-lived assets	—	254	—	—	254
Operating income (loss)	—	36,945	(2,082)	—	34,863
Interest, noncontrolling interest and income taxes	1,646	21,082	(1,389)	—	21,339
Equity in earnings of subsidiaries, net	14,813	—	—	(14,813)	—
Net income (loss)	13,167	15,506	(693)	(14,813)	13,167

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 31, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$—	$760,136	$91,161	$—	$851,297
Gross profit	—	234,536	43,715	—	278,251
Impairment on long-lived assets	—	14,750	7,549	—	22,299
Operating income (loss)	37	11,050	(6,759)	—	4,328
Impairment on marketable securities	2,797	—	—	—	2,797
Interest, noncontrolling interest and income taxes	343	14,563	(485)	—	14,421
Equity in loss of subsidiaries, net	(9,787)	—	—	9,787	—
Net loss	(12,890)	(3,513)	(6,274)	9,787	(12,890)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 31, 2008

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$—	$795,067	$68,799	$—	$863,866
Gross profit	—	253,808	37,826	—	291,634
Operating income	—	46,356	16,127	—	62,483
Interest, noncontrolling interest and income taxes	(115)	32,205	2,220	—	34,310
Equity in earnings of subsidiaries, net	28,058	—	—	(28,058)	—
Net income	28,173	14,151	13,907	(28,058)	28,173

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 30, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$13,254	$94,149	$(20,691)	$2,083	$88,795

CASH FLOWS FROM INVESTING
Purchase of property and equipment	(1,022)	(1,531)	(181)	—	(2,734)
Proceeds on sale of intangible assets, MCD	—	—	700	—	700

Net cash (used in) provided by investing activities	(1,022)	(1,531)	519	—	(2,034)

CASH FLOWS FROM FINANCING
Payments on senior credit facility	—	(700,649)	—	—	(700,649)
Borrowings from senior credit facility	—	646,234	—	—	646,234
Payments on senior secured note	(11,776)	(9,072)	—	—	(20,848)
Payments on real estate mortgage	—	(469)	—	—	(469)
Payments on capital leases	(357)	—	—	—	(357)
Proceeds from exercise of stock options	636	—	—	—	636
Tax benefit from exercise of stock options	205	—	—	—	205
Purchase of treasury stock	(1,751)	—	—	—	(1,751)
Intercompany transactions	1,117	(22,158)	24,813	(3,772)	—

Net cash (used in) provided by financing activities	(11,926)	(86,114)	24,813	(3,772)	(76,999)

Effect of exchange rate changes on cash and cash equivalents	(306)	4	(1,786)	1,782	(306)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	6,508	2,855	93	9,456
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	1,805	9,604	(2,596)	8,813

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$8,313	$12,459	$(2,503)	$18,269

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(12,580)	$9,176	$(2,454)	$876	$(4,982)

CASH FLOWS FROM INVESTING
Purchase of property and equipment	—	(8,687)	(1,502)	—	(10,189)
Proceeds on sale of marketable securities	138	—	—	—	138
Payment for acquired businesses, net of cash acquired	—	(33,951)	—	—	(33,951)
Reacquisition of license rights	—	(388)	—	—	(388)

Net cash provided by (used in) investing activities	138	(43,026)	(1,502)	—	(44,390)

CASH FLOWS FROM FINANCING
Deferred financing fees	—	(363)	—	—	(363)
Payments on senior credit facility	—	(277,143)	—	—	(277,143)
Borrowings from senior credit facility	—	331,558	—	—	331,558
Payments on real estate mortgage	—	(434)	(1,001)	—	(1,435)
Payments on capital leases	(202)	—	—	—	(202)
Proceeds from exercise of stock options	3,825	—	—	—	3,825
Tax benefit from exercise of stock options	1,582	—	—	—	1,582
Purchase of treasury stock	(11,576)	—	—	—	(11,576)
Payment of loan to noncontrolling partner	—	—	(598)	—	(598)
Intercompany transactions	19,636	(25,876)	5,780	460	—

Net cash provided by financing activities	13,265	27,742	4,181	460	45,648

Effect of exchange rate changes on cash and cash equivalents	(823)	(192)	652	(460)	(823)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(6,300)	877	876	(4,547)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	8,105	8,727	(3,472)	13,360

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1,805	$9,604	$(2,596)	$8,813

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

Exhibit Index

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