Form 10-Q
period 2010-05-01
PERRY ELLIS INTERNATIONAL INC
filed 2010-06-09
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 1, 2010

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

The number of shares outstanding of the registrant’s common stock is 14,097,348 (as of June 8, 2010).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of May 1, 2010 and January 30, 2010	1

Condensed Consolidated Statements of Income (Unaudited) for the three months ended May 1, 2010 and May 2, 2009	2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended May 1, 2010 and May 2, 2009	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	23

Item 4:

Controls and Procedures	24

PART II: OTHER INFORMATION	25

Item 6:

Exhibits	25

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	May 1, 2010	January 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$31,827	$18,269
Accounts receivable, net	133,973	139,934
Inventories	104,281	112,315
Deferred income taxes	10,726	8,783
Prepaid income taxes	3,502	4,744
Other current assets	11,225	11,295

Total current assets	295,534	295,340

Property and equipment, net	57,875	60,467
Intangible assets	200,315	200,315
Other assets	5,291	5,194

TOTAL	$559,015	$561,316

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$43,637	$65,203
Accrued expenses and other liabilities	17,989	13,640
Accrued interest payable	1,553	4,482
Current portion - real estate mortgages	11,024	11,021
Unearned revenues	5,668	6,002
Other current liabilities	6,898	6,936

Total current liabilities	86,769	107,284

Senior subordinated notes payable, net	129,933	129,870
Real estate mortgages	13,589	13,712
Deferred pension obligation	16,700	17,237
Unearned revenues and other long term liabilities	19,762	20,639
Deferred income taxes	5,706	2,458

Total long-term liabilities	185,690	183,916

Total liabilities	272,459	291,200

Commitments and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 16,500,769 shares issued and outstanding as of May 1, 2010 and 16,094,573 shares issued and outstanding as of January 30, 2010	165	161
Additional paid-in-capital	112,546	107,527
Retained earnings	191,037	179,838
Accumulated other comprehensive loss	(3,614)	(3,655)

	300,134	283,871

Treasury stock at cost; 2,462,196 shares as of May 1, 2010 and January 30, 2010	(17,415)	(17,415)

Total Perry Ellis International, Inc stockholders’ equity	282,719	266,456

Noncontrolling interest	3,837	3,660

Total equity	286,556	270,116

TOTAL	$559,015	$561,316

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	May 1, 2010	May 2, 2009
Revenues:
Net sales	$214,242	$214,038
Royalty income	6,107	6,006

Total revenues	220,349	220,044
Cost of sales	141,605	150,810

Gross profit	78,744	69,234

Operating expenses
Selling, general and administrative expenses	55,626	54,374
Depreciation and amortization	3,119	3,623

Total operating expenses	58,745	57,997

Operating income	19,999	11,237
Interest expense	3,747	4,618

Net income before income taxes	16,252	6,619
Income tax provision	4,876	827

Net income	11,376	5,792

Less: net income (loss) attributed to noncontrolling interest	177	(57)

Net income attributed to Perry Ellis International, Inc.	$11,199	$5,849

Net income attributed to Perry Ellis International, Inc. per share:
Basic	$0.87	$0.46

Diluted	$0.81	$0.46

Weighted average number of shares outstanding
Basic	12,867	12,701
Diluted	13,884	12,710

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	May 1, 2010	May 2, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,376	$5,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,070	3,571
Provision for bad debts	300	849
Tax benefit from exercise of stock options	(2,008)	—
Amortization of debt issue cost	118	132
Amortization of discounts	47	47
Deferred income taxes	1,305	1,475
Stock options and restricted shares issued as compensation	862	399
Change in fair value of derivatives	545	—
Changes in operating assets and liabilities:
Accounts receivable, net	5,627	(12,309)
Inventories	7,773	24,921
Other current assets and prepaid income taxes	3,110	7,728
Other assets	(174)	254
Deferred pension obligation	(537)	278
Accounts payable and accrued expenses	(17,185)	(9,540)
Accrued interest payable	(2,929)	(3,491)
Unearned revenues and other liabilities	(1,482)	(2,733)

Net cash provided by operating activities	9,818	17,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(509)	(931)

Net cash used in investing activities	(509)	(931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	217,797	164,441
Payments on senior credit facility	(217,797)	(180,592)
Payments on real estate mortgages	(125)	(117)
Purchase of treasury stock	—	(1,751)
Payments on capital leases	(52)	(50)
Proceeds from exercise of stock options	2,153	—
Tax benefit from exercise of stock options	2,008	—

Net cash provided by (used in) financing activities	3,984	(18,069)

Effect of exchange rate changes on cash and cash equivalents	265	(135)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,558	(1,762)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,269	8,813

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,827	$7,051

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,084	$8,062

Income taxes	$25	$113

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$25	$71

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of the Securities and Exchange Commission on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP for annual financial statements. These condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.

The information presented reflects all adjustments, which are in the opinion of management of a normal and recurring nature, necessary for a fair presentation of the interim periods. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed consolidated statement of cash flow for the three months ended May 2, 2009 has been restated to correct the presentation of net income. The Company had previously presented net income attributable to Perry Ellis International, Inc. and included a reconciling item to add back loss attributable to noncontrolling interests in the condensed consolidated statement of cash flows. This change in the presentation has no impact on net cash provided by operating activities or net decrease in cash and cash equivalents on the condensed consolidated statement of cash flows for the three months ended May 2, 2009.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (now part of FASB Accounting Standards Codification (“ASC”) 860). The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this standard are to be applied to transfers that occur on or after the effective date. The adoption of this standard did not have a material impact on the results of operations or the financial position of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” (now part of ASC 810). This standard amends FASB Interpretation 46(R) to require an enterprise to perform an analysis to determine whether an enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses of or the right to receive benefits from the entity. This standard also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard did not have a material impact on the results of operations or the financial position of the Company.

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this standard, except for the disclosure of activity within Level 3 fair value measurements, did not have a material impact on the results of operations or the financial position of the Company. The Company has not completed its assessment of the impact, if any, that the disclosure of activity within Level 3 fair value measurements will have on its financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard did not have a material impact on the results of operations or the financial position of the Company.

3.	INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, freight, insurance and commissions to buying agents.

Inventories consisted of the following as of:

	May 1, 2010	January 30, 2010
	(in thousands)
Finished goods	$102,650	$110,420
Raw materials and in process	1,631	1,895

Total	$104,281	$112,315

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	May 1, 2010	January 30, 2010
	(in thousands)
Furniture, fixture and equipment	$79,259	$79,304
Buildings	19,348	19,348
Vehicles	898	862
Leasehold improvements	23,948	23,668
Land	9,163	9,163

Total	132,616	132,345
Less: accumulated depreciation and amortization	(74,741)	(71,878)

Total	$57,875	$60,467

The above table of property and equipment includes assets held under capital leases as of:

	May 1, 2010	January 30, 2010
	(in thousands)
Furniture, fixture and equipment	$1,000	$1,000
Less: accumulated depreciation and amortization	(297)	(213)

Total	$703	$787

For the three months ended May 1, 2010 and May 2, 2009, depreciation and amortization expense relating to property and equipment amounted to $3.1 million and $3.6 million, respectively, for each of the periods.

5.	LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	May 1, 2010	January 30, 2010
	(in thousands)
Total letter of credit facilities	$54,636	$54,481
Outstanding letters of credit	(5,479)	(5,496)

Total letters of credit available	$49,157	$48,985

6.	ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $3.2 million and $3.8 million for the three months ended May 1, 2010 and May 2, 2009, respectively, and are included in selling, general and administrative expenses.

7.	NET INCOME PER SHARE ATTRIBUTED TO PERRY ELLIS INTERNATIONAL, INC.

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

The following table sets forth the computation of basic and diluted income per share attributed to Perry Ellis International, Inc.:

	Three Months Ended
	May 1, 2010	May 2, 2009
	(in thousands, except per share data)
Numerator:
Net income attributed to Perry Ellis International, Inc.	$11,199	$5,849

Denominator:
Basic weighted average shares	12,867	12,701
Dilutive effect: stock options and unvested restricted shares	1,017	9

Diluted weighted average shares	13,884	12,710

Basic income per share	$0.87	$0.46

Diluted income per share	$0.81	$0.46

Antidilutive effect: stock options (1)	342	2,867

(1)	Represents stock options to purchase shares of common stock and restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

8.	EQUITY AND COMPREHENSIVE INCOME

The following table reflects the changes in equity attributable to both Perry Ellis International, Inc., and the noncontrolling interests of the subsidiary in which Perry Ellis International, Inc. has a majority, but not total, ownership interest.

	Attributed to Perry Ellis International, Inc.	Attributed to Noncontrolling Interest	Total
	(in thousands)
Equity at January 31, 2010	$266,456	$3,660	$270,116

Comprehensive income	11,240	177	11,417
Share transactions under employee and direct stock purchase plans	5,023	—	5,023
Share repurchases	—	—	—

Equity at May 1, 2010	$282,719	$3,837	$286,556

Equity at February 1, 2009	$248,794	$3,307	$252,101

Comprehensive income	6,505	(57)	6,448

Share transactions under employee and direct stock purchase plans	399	—	399
Share repurchases	(1,751)	—	(1,751)

Equity at May 2, 2009	$253,947	$3,250	$257,197

Accumulated other comprehensive loss attributed to Perry Ellis International, Inc. at May 1, 2010 and January 30, 2010 was comprised of the following:

	May 1, 2010	January 30, 2010
	(in thousands)
Foreign currency translation	$(744)	$(785)
Unrealized loss on pension liability, net of tax	(2,870)	(2,870)

	$(3,614)	$(3,655)

The following table reflects comprehensive income for the three months ended May 1, 2010, attributable to both Perry Ellis International, Inc., and the noncontrolling interests of the subsidiary in which Perry Ellis International, Inc. has a majority, but not total, ownership interest.

	Three Months Ended
	May 1, 2010	May 2, 2009
	(in thousands)
Net income	$11,376	$5,792

Other Comprehensive income:
Foreign currency translation adjustments, net	41	656

Total other comprehensive income	41	656

Comprehensive income	11,417	6,448
Less: comprehensive income (loss) attributable to the noncontrolling interest	177	(57)

Comprehensive income attributable to Perry Ellis International, Inc.	$11,240	$6,505

9.	REAL ESTATE MORTGAGES

The Company’s main administrative office, warehouse and distribution facility is a 240,000 square foot facility in Miami, Florida. The facility was partially financed with an $11.6 million real estate mortgage loan. The real estate mortgage contains certain covenants and as of May 1, 2010, the Company is not aware of any non-compliance with any of these covenants. The interest rate is fixed at 7.123%. In August 2008, the Company executed a maturity extension of the real estate mortgage loan until July 1, 2010. At May 1, 2010, the balance of the real estate mortgage loan totaled $10.7 million, of which the entire balance is reflected as a current liability since it is due within one year. The Company expects to refinance the real estate mortgage during the second quarter of fiscal 2011.

In June 2006, the Company entered into a mortgage loan for $15 million secured by its Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 are due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest is set at 6.25% for the first five years, at which point it will be reset based on the terms and conditions of the promissory note. At May 1, 2010, the balance of the real estate mortgage loan totaled $14.1 million, of which $352,000 is due within one year.

10.	DERIVATIVES

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

The location and amount of gains (losses) on derivative instruments and related hedged items reported in the consolidated statements of operations were as follows:

	Location of Gain (Loss)	Three Months Ended
Fair Value Hedging Relationship	Recognized in Income	May 1, 2010	May 2, 2009
		(in thousands)
Derivative : Swap Agreement	Interest expense	$642	$—
Hedged item: Fixed rate debt	Interest expense	(21)	—

Total (1)		$621	$—

(1)	Includes $232,000 for the three months ended May 1, 2010, related to the ineffectiveness of the hedging relationship.

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

The location and amount of gains (losses) on derivative instruments not designated as hedging instruments reported in the consolidated statements of operations were as follows:

	Location of (Loss)	Three Months Ended
Derivatives Not Designed As Hedging Instruments	Recognized in Income	May 1, 2010	May 2, 2009
		(in thousands)
Derivative : 75 Million Cap Agreement	Interest expense	$(683)	$—

Total		$(683)	$—

Refer to Note 16, “Fair Value Measurements,” for disclosures of the fair value and line item caption of derivative instruments recorded on the condensed consolidated balance sheets.

11.	INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2007 through 2010 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2002 through 2010, depending on each state’s particular statute of limitation. As of May 1, 2010, various state, local, and foreign income tax returns are under examination by taxing authorities.

The Company has a $1.1 million liability recorded for unrecognized tax benefits as of January 31, 2010, which includes interest and penalties of $0.3 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the first quarter of fiscal 2011, the total amount of unrecognized tax benefits increased by approximately $32,000. The increase to the total amount of the unrecognized tax benefit for the first quarter of fiscal 2011 includes an increase in interest and penalties of approximately $17,000.

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

12.	STOCK OPTIONS AND RESTRICTED SHARES

During the first quarter of fiscal 2011, the Company granted stock appreciation rights (“SARs”) to purchase shares of common stock to certain key employees. The Company awarded an aggregate of 236,879 SARs with exercise prices ranging from $24.93 to $25.60, which generally vest over a three year period and have a seven year term. The total fair value of the SARs, based on the Black-Scholes Option Pricing Model, amounted to approximately $3.1 million, which will be recorded as compensation expense on a straight-line basis over the vesting period of each SAR.

In addition, the Company awarded to a director 3,720 SARs with an exercise price of $25.60, which vests over a three year period and has a seven year term. The total fair value of the SARs, based on the Black-Scholes Option Pricing Model, amounted to approximately $50,000, which will be recorded as compensation expense on a straight-line basis over the vesting period.

During the first quarter of fiscal 2011, the Company granted performance based restricted stock to certain key employees pursuant to the Company’s 2005 Long Term Incentive Compensation Plan, and subject to certain conditions in the grant agreement. Such stock generally vests 100% in April 2013, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. A total of 40,704 shares of restricted stock were issued at an estimated value of $1.0 million, which will be recorded as compensation expense on a straight-line basis over the vesting period.

Also, during the first quarter of fiscal 2011, the Company awarded to a director 654 shares of restricted stock, which vest over a three year period at an estimated value of $15,000. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	Three Months Ended
	May 1, 2010	May 2, 2009
	(in thousands)
Revenues:
Product	$214,242	$214,038
Licensing	6,107	6,006

Total Revenues	$220,349	$220,044

Operating Income:
Product	$15,357	$7,023
Licensing	4,642	4,214

Total Operating Income	$19,999	$11,237

Net Income (Loss) Before Income Taxes:
Product	$7,199	$(1,306)
Licensing	9,053	7,925

Total Net Income Before Income Taxes	$16,252	$6,619

14.	BENEFIT PLANS

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the first quarter of fiscal 2011 and 2010:

	Three Months Ended
	May 1, 2010	May 2, 2009
	(in thousands)
Service cost	$63	$63
Interest cost	533	589
Expected return on plan assets	(452)	(389)
Amortization of net loss (gain)	12	15

Net periodic benefit cost	$156	$278

15.	FAIR VALUE MEASUREMENTS

The carrying amounts of accounts receivable, accounts payable, accrued expenses, and accrued interest payable approximates fair value due to their short-term nature. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate. As of May 1, 2010 and January 30, 2010, the fair value of the senior subordinated notes payable was approximately $132.0 million and $129.9 million, respectively, based on quoted market prices. These estimated fair value amounts have been determined using available market information.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

		Fair Value Measurements At May 1, 2010 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets:
Interest rate swap	Other current assets	$—	$842	$—	$842
Interest rate swap	Other assets	—	129	—	129

Total assets at fair value		$—	$971	$—	$971

Liabilities:
Interest rate cap	Other current liabilities	$—	$710	$—	$710
Interest rate cap	Unearned revenues and other long term liabilities	—	783	—	783

Total liabilities at fair value		$—	$1,493	$—	$1,493

		Fair Value Measurements At January 30, 2010 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets:
Interest rate swap	Other current assets	$—	$1,092	$—	$1,092
Interest rate swap	Other assets	—	90	—	90

Total assets at fair value		$—	$1,182	$—	$1,182

Liabilities:
Interest rate cap	Other current liabilities	$—	$449	$—	$449
Interest rate cap	Unearned revenues and other long term liabilities	—	731	—	731

Total liabilities at fair value		$—	$1,180	$—	$1,180

16.	SUBSEQUENT EVENTS

During fiscal 2010, the Company’s Board of Directors authorized the Company to purchase, from time to time and as market and business conditions warrant, its senior subordinated notes for cash in the open market or in privately negotiated transactions. The amount of senior subordinated notes that may be repurchased or otherwise retired, if any, are to be decided upon based on parameters approved by of the Company’s Board of Directors and are to depend on market conditions, trading levels of the Company’s senior subordinated notes, the Company’s cash position and other considerations.

During June 2010, the Company retired $25.0 million of its senior subordinated notes payable. In connection with this retirement, the Company paid an additional $453,000 in redemption premiums and commissions.

17.	CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of May 1, 2010 and January 30, 2010 and for the three months ended May 1, 2010 and May 2, 2009. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF MAY 1, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$19,972	$14,643	$(2,788)	$31,827
Accounts receivable, net	186	92,727	41,060	—	133,973
Intercompany receivable	67,604	—	—	(67,604)	—
Inventories	—	92,587	11,694	—	104,281
Other current assets	17,313	17,489	7,907	(17,256)	25,453

Total current assets	85,103	222,775	75,304	(87,648)	295,534

Property and equipment, net	9,642	44,724	3,509	—	57,875
Intangible assets	—	156,715	43,600	—	200,315
Investment in subsidiaries	289,488	—	—	(289,488)	—
Other assets	3,903	1,317	71	—	5,291

TOTAL	$388,136	$425,531	$122,484	$(377,136)	$559,015

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$15,474	$82,788	$12,204	$(23,697)	$86,769
Intercompany payable - Parent	—	7,848	63,458	(71,306)	—

Total current liabilities	15,474	90,636	75,662	(95,003)	86,769

Notes payable	88,683	41,250	—	—	129,933
Other long term liabilities	1,260	40,498	8,325	5,674	55,757

Total long-term liabilities	89,943	81,748	8,325	5,674	185,690

Total liabilities	105,417	172,384	83,987	(89,329)	272,459

Total Perry Ellis International, Inc stockholders’ equity	282,719	253,147	34,660	(287,807)	282,719

Noncontrolling interest	—	—	3,837	—	3,837

Equity	282,719	253,147	38,497	(287,807)	286,556

TOTAL	$388,136	$425,531	$122,484	$(377,136)	$559,015

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF JANUARY 30, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$8,313	$12,459	$(2,503)	$18,269
Accounts receivable, net	377	104,411	35,146	—	139,934
Intercompany receivable	63,759	—	—	(63,759)	—
Inventories	—	100,167	12,148	—	112,315
Investments	—	—	—	—	—
Other current assets	15,389	18,319	6,671	(15,557)	24,822

Total current assets	79,525	231,210	66,424	(81,819)	295,340

Property and equipment, net	10,558	46,272	3,637	—	60,467
Intangible assets	—	156,715	43,600	—	200,315
Investment in subsidiaries	278,275	—	—	(278,275)	—
Other	3,729	1,394	71	—	5,194

TOTAL	$372,087	$435,591	$113,732	$(360,094)	$561,316

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$15,786	$97,326	$12,477	$(18,305)	$107,284
Intercompany payable - Parent	—	10,369	57,102	(67,471)	—

Total current liabilities	15,786	107,695	69,579	(85,776)	107,284

Notes payable	88,620	41,250	—	—	129,870
Other long term liabilities	1,225	42,619	7,967	2,235	54,046

Total long-term liabilities	89,845	83,869	7,967	2,235	183,916

Total liabilities	105,631	191,564	77,546	(83,541)	291,200

Total Perry Ellis International, Inc. stockholders’ equity	266,456	244,027	32,526	(276,553)	266,456

Noncontrolling interest	—	—	3,660	—	3,660

Equity	266,456	244,027	36,186	(276,553)	270,116

TOTAL	$372,087	$435,591	$113,732	$(360,094)	$561,316

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MAY 1, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$195,195	$25,154	$—	$220,349
Gross profit	—	66,853	11,891	—	78,744
Operating income	—	17,913	2,086	—	19,999
Interest, noncontrolling interest and income taxes	14	8,793	(7)	—	8,800
Equity in earnings of subsidiaries, net	11,213	—	—	(11,213)	—
Net income (loss) attributed to Perry Ellis International, Inc.	11,199	9,120	2,093	(11,213)	11,199

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 1, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(156)	$14,609	$(4,381)	$(254)	$9,818

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(149)	(304)	(56)	—	(509)

NET CASH USED IN INVESTING ACTIVITIES	(149)	(304)	(56)	—	(509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior credit facility	—	217,797	—	—	217,797
Payments on senior credit facility	—	(217,797)	—	—	(217,797)
Payments on real estate mortgage		(125)			(125)
Proceeds from exercise of stock options	2,153				2,153
Payments on capital leases	(52)				(52)
Tax benefit from exercise of stock options	2,008				2,008
Intercompany transactions	(4,069)	(2,521)	6,356	234	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	40	(2,646)	6,356	234	3,984
Effect of exchange rate changes on cash and cash equivalents	265	—	265	(265)	265

Net increase in cash and cash equivalents	—	11,659	2,184	(285)	13,558
Cash and cash equivalents at beginning of period	—	8,313	12,459	(2,503)	18,269

Cash and cash equivalents at end of period	$—	$19,972	$14,643	$(2,788)	$31,827

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

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended January 30, 2010.

Forward–Looking Statements

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “intend,” “plan,” “envision,” “continue,” “intend,” “target,” “contemplate,” or “will” and similar words or phrases or comparable terminology. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are as set forth below and in various places in this report. These factors include:

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 30, 2010 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets, the measurement of retirement related benefits and stock-based compensation. We believe that there have been no significant changes to our critical accounting policies during the three months ended May 1, 2010, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 30, 2010.

Results of Operations

The following is a discussion of the results of operations for the three month period in the first quarter of the fiscal year ending January 29, 2011 (“fiscal 2011”) compared with the three month period in the first quarter of the fiscal year ended January 30, 2010 (“fiscal 2010”).

Results of Operations - three months ended May 1, 2010 compared to the three months ended May 2, 2009.

Net sales. Net sales for the three months ended May 1, 2010 were $214.2 million, an increase of $0.2 million, or 0.1%, from $214.0 million for the three months ended May 2, 2009. Net sales increased primarily due to the Perry Ellis apparel and accessories business, our new Callaway product, which amounted to $5.0 million, the addition of the new Top-Flite and Solero products, sales from our new Pierre Cardin licensed brand and the overall increase in our direct to consumer sales. These increases were partially offset by our planned reduction of $13.0 million in mass market private label business during fiscal 2010 and the reduction of $4.0 million in green grass volume, which was driven by the exit of our licensing agreement with PING.

Royalty income. Royalty income for the three months ended May 1, 2010 was $6.1 million, an increase of $0.1 million, or 1.7%, from $6.0 million for the three months ended May 2, 2009. The slight increase was primarily driven by the new license agreements under the Gotcha brand in the categories of bedding and accessories, partially offset by the loss of the royalty income from our PING license agreement.

Gross profit. Gross profit was $78.7 million for the three months ended May 1, 2010, an increase of $9.5 million, or 13.7%, from $69.2 million for the three months ended May 2, 2009.

As a percentage of total revenue, gross profit margins were 35.7% for the three months ended May 1, 2010, as compared to 31.5% for the three months ended May 2, 2009, an increase of 420 basis points. The increase in the gross profit percentage was attributed to the performance of the Perry Ellis apparel and accessories business, the addition of the Callaway business, the exit of certain low margin mass market private label programs, an improved performance in our ladies and contemporary businesses and improved margins in our direct to consumer business.

Wholesale gross profit margins (which exclude the impact of royalty income) increased to 33.9% for the three months ended May 1, 2010 from 29.5% for the three months ended May 2, 2009. The increase of 440 basis points is attributed to the factors described above.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended May 1, 2010 were $55.6 million, an increase of $1.2 million, or 2.2%, from $54.4 million for the three months ended May 2, 2009. The increase was in line with our expectations and was primarily attributed to our expansion into our new wholesale brands, such as Callaway.

As a percentage of total revenues, selling, general and administrative expenses were 25.2% for the three months ended May 1, 2010, as compared to 24.7% for the three months ended May 2, 2009. As a percentage of total revenue during the first quarter of fiscal 2011, this increase was in line with our anticipated results and primarily due to the factors explained above.

Depreciation and amortization. Depreciation and amortization for the three months ended May 1, 2010 was $3.1 million, a decrease of $0.5 million, or 13.9%, from $3.6 million for the three months ended May 2, 2009. The decrease in depreciation and amortization is attributed to the reduction in capital expenditures over the last two years and the closure of several retail stores.

Interest expense. Interest expense for the three months ended May 1, 2010, was $3.7 million, a decrease of $0.9 million, or 19.6%, from $4.6 million for the three months ended May 2, 2009. The overall decrease in interest expense is primarily attributable to the lower average balance on our senior credit facility and senior subordinated notes payable as compared to the prior year, partially offset by the change in fair value of our interest rate swap and interest rate cap in the amount of $0.1 million.

Income taxes. The income tax provision for the three months ended May 1, 2010, was $4.9 million, a $4.1 million increase as compared to $0.8 million for the three months ended May 2, 2009. For the three months ended May 1, 2010, our effective tax rate was 30.0% as compared to 12.5% for the three months ended May 2, 2009. The increase in the tax rate is attributed to the change in the ratio of income between domestic and foreign operations, of which the domestic operations are taxed at higher statutory tax rates.

Net income attributed to Perry Ellis International, Inc. The net income for the three months ended May 1, 2010 was $11.2 million, an increase of $5.4 million, or 93.1%, as compared to $5.8 million for the three months ended May 2, 2009. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility, and to a lesser extent, on our letter of credit facilities to finance our operations, acquisitions and capital expenditures. We believe that as a result of our increased discipline in our working capital and cash flow management, our working capital requirements will increase slightly for fiscal 2011 as compared to fiscal 2010. As of May 1, 2010, our total working capital was $208.8 million as compared to $188.1 million as of January 30, 2010 and $235.2 million as of May 2, 2009. During the first quarter of fiscal 2010, an underutilized $30 million letter of credit facility was terminated. Traditionally, our letter of credit facilities were used for trade financing. We have shifted our finance strategy from relying on letter of credit facilities to direct trade terms with our vendors, and as such, we did not need the excess capacity provided by this letter of credit facility. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs.

Net cash provided by operating activities was $9.8 million for the three months ended May 1, 2010, as compared to cash provided by operating activities of $17.4 million for the three months ended May 2, 2009. The cash provided by operating activities for three months ended May 1, 2010 is primarily attributable to a decrease in accounts receivable due to better collection efforts, a decrease in inventory of $7.8 million due to tighter controls in inventory planning and a decrease of other current assets and prepaid taxes in the amount of $3.1 million; offset by a reduction of our accounts payable, accrued expenses and accrued interest payable. The cash provided by operating activities for the three months ended May 2, 2009 is primarily attributable to a decrease in inventory of $24.9 million due to tighter controls in inventory planning and a decrease of other current assets, primarily prepaid taxes in the amount of $6 million; offset by an increase in accounts receivable and a reduction of our accounts payable, accrued expenses and accrued interest payable.

Net cash used in investing activities was $0.5 million for the three months ended May 1, 2010, as compared to cash used in investing activities of $0.9 million for the three months ended May 2, 2009. The net cash used during the first three months of fiscal 2011 primarily reflects the purchase of property and equipment in the amount of $0.5 million, as compared to net cash used in the purchase of property and equipment in the amount of $0.9 million during the same period in fiscal 2010. We anticipate capital expenditures during fiscal 2011 of $7 million to $8 million in technology and systems, retail stores, and other expenditures.

Net cash provided by financing activities for the three months ended May 1, 2010, was $4.0 million, as compared to net cash used in financing activities for the three months ended May 2, 2009 of $18.1 million. The net cash provided during the first three months of fiscal 2011 primarily reflects proceeds from exercises of stock options of $2.2 million and a tax benefit from the exercise of stock options of $2.0 million offset by payments of $0.1 million on our mortgage loans. The net cash used during the first three months of fiscal 2010 primarily reflects the net payments on our senior credit facility of $16.2 million, payments of $0.1 million on our mortgage loans, and the purchase of treasury stock of $1.8 million.

During fiscal 2010, our Board of Directors authorized us to purchase, from time to time and as market and business conditions warrant, our senior subordinated notes for cash in the open market or in privately negotiated transactions. The amount of senior subordinated notes that may be repurchased or otherwise retired, if any, will be based on parameters approved by the Board of Directors and will depend on market conditions, trading levels of our senior subordinated notes, our cash position and other considerations.

The Board of Directors has approved a stock repurchase program, which authorizes us to continue to repurchase up to $20 million of our common stock for cash through September 2010. Although the Board of Directors allocated a maximum of $20 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis. No purchases have been made during fiscal 2011. Through the first quarter of fiscal 2011 total purchases of $17.4 million have been made under this plan.

Senior Credit Facility

Effective March 31, 2010, we entered into an amendment to our senior credit facility. This amendment modified the senior credit facility to permit the sale of all present and future accounts receivable due from Kohl’s to Bank of America, N. A.

The following is a description of the terms of our senior credit facility with Wachovia Bank, National Association, et al, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $125 million with the opportunity to increase this amount in $25 million increments up to $200 million; (ii) the inventory borrowing limit is $75 million; (iii) the sublimit for letters of credit is up to $40 million; (iv) the amount of letter of credit facilities allowed outside of the facility is $110 million and (v) the outstanding balance is due at the maturity date of February 1, 2012. At May 1, 2010 we did not have any borrowings under the senior credit facility.

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

Letter of Credit Facilities

As of May 1, 2010, we maintained two U.S. dollar letter of credit facilities totaling $50.0 million, one letter of credit facility totaling $3.7 million utilized by our Canadian joint venture, and one letter of credit facility totaling $0.9 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. As of May 1, 2010, there was $49.2 million available under the existing letter of credit facilities.

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

During June 2010, we retired $25.0 million of our senior subordinated notes payable. In connection with this retirement, we paid an additional $453,000 in redemption premiums and commissions.

Real Estate Mortgage Loans

In fiscal 2003, we acquired our main administrative office, warehouse and distribution facility in Miami and partially financed the acquisition of the facility with an $11.6 million mortgage loan. The real estate mortgage loan contains certain covenants. We are not aware of any non-compliance with any of our covenants under the real estate mortgage. We could be materially harmed if we violate any covenants because the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indenture relating to our senior subordinated notes resulting in all our of debt obligations becoming immediately due and payable, which we may not be able to satisfy. Interest is fixed at 7.123%. In August 2008, we executed a maturity extension of the real estate mortgage loan until July 1, 2010. At May 1, 2010, the balance of the real estate mortgage loan totaled $10.7 million, of which the entire balance is reflected as a current liability since it is due within one year. We anticipate refinancing the real estate mortgage loan during the second quarter of fiscal 2011.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 are due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest is set at 6.25% for the first five years, at which point it will be reset based on the terms and conditions of the promissory note. At May 1, 2010, the balance of the real estate mortgage loan totaled $14.1 million, of which $352,000 is due within one year.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements” as defined by applicable GAAP and SEC rules.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three months ended May 1, 2010.

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

Derivatives on $150 Million Senior Subordinated Notes Payable

In August 2009, we entered into an interest rate swap agreement (the “Swap Agreement”) for an aggregate notional amount of $75 million in order to reduce our debt servicing costs associated with our $150 million 8 7/8% senior subordinated notes. The Swap Agreement is scheduled to terminate on September 15, 2013. Under the Swap Agreement, we are entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8 7/8% and are obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the one-month LIBOR rate plus 632 basis points for the period through September 15, 2013. The Swap Agreement has an optional call provision that allows the counterparty to settle the Swap Agreement at any time with 30 days notice and subject to declining termination premium payments from the counterparty in the event the call is exercised. The Swap Agreement is a fair value hedge as it has been designated against the 8 7/8% senior subordinated notes carrying a fixed rate of interest and converts the fixed interest payments to variable interest payments. The Swap Agreement resulted in a decrease to interest expense of $0.6 million for the three months ended May 1, 2010. The fair value of the Swap Agreement recorded on our consolidated balance sheet was $1.0 million and $1.2 million as of May 1, 2010 and January 30, 2010, respectively.

In August 2009, we entered into an interest rate cap agreement (the “$75 million Cap Agreement”) for an aggregate notional amount of $75 million associated with our senior subordinated notes. The $75 million Cap Agreement is scheduled to become effective on December 15, 2010 and terminate on September 15, 2013. The $75 million Cap Agreement is being used to manage cash flow risk associated with our floating interest rate exposure pursuant to the Swap Agreement. The $75 million Cap Agreement limits the maximum interest rate on $75 million of our senior subordinated notes to 9.32%. The $75 million Cap Agreement does not qualify for hedge accounting treatment. The change in fair value resulted in an increase to interest expense of $0.7 million for the three months ended May 1, 2010. The fair value of the $75 million Cap Agreement recorded on our consolidated balance sheet was $1.5 million and $1.2 million as of May 1, 2010 and January 30, 2010, respectively.

Other

Our current exposure to foreign exchange risk is not significant and accordingly, we have not entered into any transactions to hedge against those risks.

Item 4:	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 1, 2010 in timely alerting them to material information required to be included in our periodic SEC filings, and that information required to be disclosed by us in these periodic filings was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting during the quarter ended May 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6.	Exhibits

Index to Exhibits

Exhibit Number	Description
10.53	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan. (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

32.1	Certification of Principal Executive Officer pursuant to Section 1350. (1)

32.2	Certification of Principal Financial Officer pursuant to Section 1350. (1)

(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

June 9, 2010	By:	/S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
10.53	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Section 1350.