Form 10-Q
period 2010-07-31
PERRY ELLIS INTERNATIONAL INC
filed 2010-09-08
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2010

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

The number of shares outstanding of the registrant’s common stock is 14,112,428 (as of September 7, 2010).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of July 31, 2010 and January 30, 2010	1

Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended July 31, 2010 and August 1, 2009	2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended July 31, 2010 and August 1, 2009	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3:

Quantitative and Qualitative Disclosures About Market Risks	28

Item 4:

Controls and Procedures	29

PART II: OTHER INFORMATION	29

Item 6:

Exhibits	29

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	July 31, 2010	January 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$43,388	$18,269
Accounts receivable, net	85,319	139,934
Inventories	114,907	112,315
Deferred income taxes	10,804	8,783
Prepaid income taxes	5,471	4,744
Other current assets	12,694	11,295

Total current assets	272,583	295,340

Property and equipment, net	55,988	60,467
Intangible assets	200,315	200,315
Other assets	4,664	5,194

TOTAL	$533,550	$561,316

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$41,574	$65,203
Accrued expenses and other liabilities	15,801	13,640
Accrued interest payable	3,642	4,482
Current portion - real estate mortgage	577	11,021
Unearned revenues	5,880	6,002
Other current liabilities	7,227	6,936

Total current liabilities	74,701	107,284

Senior subordinated notes payable, net	105,487	129,870
Real estate mortgages	26,136	13,712
Deferred pension obligation	15,060	17,237
Unearned revenues and other long-term liabilities	19,313	20,639
Deferred income tax	6,654	2,458

Total long-term liabilities	172,650	183,916

Total liabilities	247,351	291,200

Commitment and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 16,577,760 shares issued and outstanding as of July 31, 2010 and 16,094,573 shares issued and outstanding as of January 30, 2010	166	161
Additional paid-in-capital	114,146	107,527
Retained earnings	189,064	179,838
Accumulated other comprehensive loss	(3,684)	(3,655)

Total	299,692	283,871

Treasury stock at cost; 2,462,196 shares as of July 31, 2010 and January 30, 2010	(17,415)	(17,415)

Total Perry Ellis International, Inc stockholders’ equity	282,277	266,456

Noncontrolling interest	3,922	3,660

Total equity	286,199	270,116

TOTAL	$533,550	$561,316

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Revenues:
Net sales	$155,622	$152,980	$369,864	$367,018
Royalty income	6,132	6,189	12,239	12,195

Total revenues	161,754	159,169	382,103	379,213
Cost of sales	103,601	109,961	245,206	260,771

Gross profit	58,153	49,208	136,897	118,442

Operating expenses
Selling, general and administrative expenses	53,249	47,700	108,875	102,074
Depreciation and amortization	3,018	3,390	6,137	7,013

Total operating expenses	56,267	51,090	115,012	109,087

Operating income (loss)	1,886	(1,882)	21,885	9,355
Cost on early extinguishment of debt	730	—	730	—
Interest expense	3,361	3,966	7,108	8,584

Net (loss) income before income taxes	(2,205)	(5,848)	14,047	771
Income tax (benefit) provision	(317)	(694)	4,559	133

Net (loss) income	(1,888)	(5,154)	9,488	638

Less: Net income attributed to noncontrolling interest	85	154	262	97

Net (loss) income attributed to Perry Ellis International, Inc.	$(1,973)	$(5,308)	$9,226	$541

Net (loss) income attributed to Perry Ellis International, Inc. per share:
Basic	$(0.15)	$(0.42)	$0.71	$0.04

Diluted	$(0.15)	$(0.42)	$0.66	$0.04

Weighted average number of shares outstanding
Basic	13,170	12,669	13,019	12,685
Diluted	13,170	12,669	14,029	12,719

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	July 31, 2010	August 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,488	$638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,048	6,898
Provision for bad debts	427	907
Tax benefit from exercise of stock options	(2,204)	—
Amortization of debt issue costs	225	267
Amortization of discounts	87	92
Deferred income taxes	2,175	4,319
Stock options and restricted shares issued as compensation	2,066	1,243
Costs on early extinguishment of debt	730	—
Change in fair value of derivatives	513	—
Changes in operating assets and liabilities:
Accounts receivable, net	54,191	43,188
Inventories	(2,695)	37,097
Other current assets	(549)	(53)
Prepaid income taxes	1,528	2,759
Other assets	91	(385)
Deferred pension obligation	(2,177)	556
Accounts payable and accrued expenses	(21,627)	(14,797)
Accrued interest payable	(840)	(209)
Unearned revenues and other liabilities	(1,911)	(4,044)

Net cash provided by operating activities	45,566	78,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,423)	(1,589)

Net cash used in investing activities	(1,423)	(1,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	347,715	252,217
Payments on senior credit facility	(347,715)	(306,632)
Payments on senior subordinated notes	(25,454)	—
Proceeds from real estate mortgage	13,000	—
Payments on real estate mortgages	(10,873)	(233)
Deferred financing fees	(158)	—
Purchase of treasury stock	—	(1,751)
Payments on capital leases	(130)	(150)
Tax benefit from exercise of stock options	2,204	—
Proceeds from exercise of stock options	2,354	—

Net cash used in financing activities	(19,057)	(56,549)

Effect of exchange rate changes on cash and cash equivalents	33	334

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,119	20,672
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,269	8,813

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,388	$29,485

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,374	$8,701

Income taxes	$345	$334

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$116	$74

Capital lease financing	$28	$906

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

The condensed consolidated statement of cash flows for the six months ended August 1, 2009 has been restated to correct the presentation of net income. The Company had previously presented net income attributable to Perry Ellis International, Inc. and included a reconciling item to add back loss attributable to noncontrolling interests in the condensed consolidated statement of cash flows. This change in the presentation has no impact on net cash provided by operating activities or net increase in cash and cash equivalents on the condensed consolidated statement of cash flows for the six months ended August 1, 2009.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (now part of ASC 810). This standard amends FASB Interpretation 46(R) to require an enterprise to perform an analysis to determine whether an enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses of or the right to receive benefits from the entity. This standard also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard did not have a material impact on the results of operations or the financial position of the Company.

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about post retirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this standard, except for the disclosure of activity within Level 3 fair value measurements, did not have a material impact on its financial statements. The Company has not completed its assessment of the impact, if any, that the disclosure of activity within Level 3 fair value measurements will have on its financial statements.

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

Inventories consisted of the following as of:

	July 31, 2010	January 30, 2010
	(in thousands)
Finished goods	$113,233	$110,420
Raw materials and in process	1,674	1,895

Total	$114,907	$112,315

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	July 31, 2010	January 30, 2010
	(in thousands)
Furniture, fixture and equipment	$80,350	$79,304
Buildings	19,348	19,348
Vehicles	943	862
Leasehold improvements	23,776	23,668
Land	9,163	9,163

	133,580	132,345
Less: accumulated depreciation and amortization	(77,592)	(71,878)

Total	$55,988	$60,467

The above table of property and equipment includes assets held under capital leases as of:

	July 31, 2010	January 30, 2010
	(in thousands)
Furniture, fixture and equipment	$1,028	$1,000
Less: accumulated depreciation and amortization	(381)	(213)

Total	$647	$787

For the three months ended July 31, 2010 and August 1, 2009, depreciation and amortization expense relating to property and equipment amounted to $2.9 million and $3.3 million, respectively. For the six months ended July 31, 2010 and August 1, 2009, depreciation and amortization expense relating to property and equipment amounted to $6.0 million and $6.9 million, respectively.

5.	LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	July 31, 2010	January 30, 2010
	(in thousands)
Total letter of credit facilities	$54,571	$54,481
Outstanding letters of credit	(5,905)	(5,496)

Total letters of credit available	$48,666	$48,985

6.	ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $3.1 million and $2.4 million for the three months ended July 31, 2010 and August 1, 2009, respectively, and $6.3 million and $6.2 million for the six months ended July 31, 2010 and August 1, 2009, respectively, and are included in selling, general and administrative expenses.

7.	NET (LOSS) INCOME PER SHARE ATTRIBUTED TO PERRY ELLIS INTERNATIONAL, INC.

Basic net (loss) income per share attributed to Perry Ellis International, Inc. is computed by dividing net (loss) income attributed to Perry Ellis International, Inc. by the weighted average shares of outstanding common stock. The calculation of diluted net (loss) income per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net (loss) income per share attributed to Perry Ellis International, Inc. includes the effects of the stock options, stock appreciation rights and unvested restricted shares as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(in thousands, except per share data)
Numerator:
Net (loss) income attributed to Perry Ellis International, Inc.	$(1,973)	$(5,308)	$9,226	$541

Denominator:
Basic income per share - weighted average shares	13,170	12,669	13,019	12,685
Dilutive effect: stock options and unvested restricted stock	—	—	1,010	34

Diluted income per share - weighted average shares	13,170	12,669	14,029	12,719

Basic (loss) income per share	$(0.15)	$(0.42)	$0.71	$0.04

Diluted (loss) income per share	$(0.15)	$(0.42)	$0.66	$0.04

Antidilutive effect: (1)	2,677	2,914	345	2,312

(1)	Represents stock options to purchase shares of common stock, stock appreciation rights and restricted stock that were not included in computing diluted (loss) income per share because their effects were antidilutive for the respective periods.

8.	EQUITY AND COMPREHENSIVE INCOME

The following table reflects the changes in equity attributable to both Perry Ellis International, Inc., and the noncontrolling interests of the subsidiary in which Perry Ellis International, Inc. has a majority, but not total, ownership interest.

	Attributed to Perry Ellis International, Inc.	Attributed to Noncontrolling Interest	Total
	(in thousands)
Equity at January 31, 2010	$266,456	$3,660	$270,116

Comprehensive income	9,197	262	9,459
Share transactions under employee and direct stock purchase plans	6,624	—	6,624

Equity at July 31, 2010	$282,277	$3,922	$286,199

Equity at February 1, 2009	$248,794	$3,307	$252,101

Comprehensive income	3,190	97	3,287

Share transactions under employee and direct stock purchase plans	1,243	—	1,243
Share repurchases	(1,751)	—	(1,751)

Equity at August 1, 2009	$251,476	$3,404	$254,880

Accumulated other comprehensive loss attributed to Perry Ellis International, Inc. at July 31, 2010 and January 30, 2010 was comprised of the following:

	July 31, 2010	January 30, 2010
	(in thousands)
Foreign currency translation	$(814)	$(785)
Unrealized loss on pension liability, net of tax	(2,870)	(2,870)

	$(3,684)	$(3,655)

The following table reflects comprehensive (loss) income for the three and six months ended July 31, 2010 and August 1, 2009 attributable to both Perry Ellis International, Inc., and the noncontrolling interests of the subsidiary in which Perry Ellis International, Inc. has a majority, but not total, ownership interest.

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(in thousands)
Net (loss) income	$(1,888)	$(5,154)	$9,488	$638

Other Comprehensive (loss) income:
Foreign currency translation adjustments, net	(70)	1,993	(29)	2,649

Total other comprehensive income (loss)	(70)	1,993	(29)	2,649

Comprehensive (loss) income	(1,958)	(3,161)	9,459	3,287
Less: comprehensive income attributable to the noncontrolling interest	85	154	262	97

Comprehensive (loss) income attributable to Perry Ellis International, Inc.	$(2,043)	$(3,315)	$9,197	$3,190

9.	REAL ESTATE MORTGAGE

The Company’s main administrative office, warehouse and distribution facility is a 240,000 square foot facility in Miami, Florida. The facility was partially financed with an $11.6 million real estate mortgage loan. The real estate mortgage contained certain covenants. Interest was fixed at 7.123%. In August 2008, the Company executed a maturity extension of the real estate mortgage loan until July 1, 2010. In July 2010, the Company paid off the real estate mortgage loan.

In July 2010, the Company refinanced its main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The real estate mortgage loan contains certain covenants and the Company is not aware of any non-compliance with any of these covenants. The Company could be materially harmed if it violates any covenants because the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which the Company may not be able to satisfy. The loan is due on August 1, 2020. Principal and interest of $83,000 is due monthly based on a 25 year amortization with the outstanding principal due at maturity. Interest is fixed at 5.80%. At July 31, 2010, the balance of the real estate mortgage loan totaled $12.8 million, net of discount, of which $217,000 is due within one year.

In June 2006, the Company entered into a mortgage loan for $15 million secured by its Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 were due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest was set at 6.25% for the first five years, at which point it would have reset based on the terms and conditions of the promissory note. In June 2010, the Company negotiated with the bank to accelerate the rate reset that was scheduled to occur in June 2011. The interest rate was reduced to 5.75% per annum. The terms were restated to reflect new quarterly payments of principal and interest of $288,000, based on a 20 year amortization with the outstanding principal due at maturity. At July 31, 2010, the balance of the real estate mortgage loan totaled $13.9 million, net of discount, of which $360,000 is due within one year.

Under the terms of the mortgage loans, a covenant violation could constitute a cross-default under the senior credit facility, the letter of credit facilities and indenture relating to the senior subordinated notes resulting in all of the Company’s debt obligations becoming immediately due and payable, which it may not be able to satisfy.

10.	SENIOR SUBORDINATED NOTES PAYABLE

In fiscal 2004, the Company issued $150 million 8 7/ 8% senior subordinated notes, due September 15, 2013. The proceeds of this offering were used to redeem previously issued $100 million 12 1/4% senior subordinated notes and to pay down the outstanding balance of the senior credit facility at that time. The proceeds to the Company were $146.8 million yielding an effective interest rate of 9.1%.

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

During June 2010, the Company retired $25.0 million of its senior subordinated notes payable. In connection with this retirement, the Company paid an additional $453,000 in redemption premiums and commissions. Additionally the Company wrote-off approximately $277,000 in unamortized discount and bond fees associated with the retired portion of the senior subordinated notes.

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

During August 2010, the Company was notified by the counterparty, that it would by exercising the optional call provision and effectively terminating the Swap Agreement in September 2010.

The location and amount of gains (losses) on derivative instruments and related hedged items reported in the consolidated statements of operations were as follows:

	Location of Gain (Loss) Recognized in Income	Three Months Ended		Six Months Ended
Fair Value Hedging Relationship		July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
		(in thousands)
Derivative : Swap Agreement	Interest expense	$1,064	$—	$1,707	$—
Hedged item: Fixed rate debt	Interest expense	(460)	—	(481)	—

Total (1)		$604	$—	$1,226	$—

(1)	Includes $604,000 and $371,000 for the three and six months ended July 31, 2010, respectively, related to the ineffectiveness of the hedging relationship.

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

The location and amount of (losses) on derivative instruments not designated as hedging instruments reported in the consolidated statements of operations were as follows:

	Location of (Loss) Recognized in Income	Three Months Ended		Six Months Ended
Derivatives Not Designed As Hedging Instruments		July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
		(in thousands)
Derivative : 75 Million Cap Agreement	Interest expense	$(572)	$—	$(1,255)	$—

Total		$(572)	$—	$(1,255)	$—

Refer to Note 16, “Fair Value Measurements,” for disclosures of the fair value and line item caption of derivative instruments recorded on the condensed consolidated balance sheets.

12.	INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2007 through 2010 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2002 through 2010, depending on each state’s particular statute of limitation. As of July 31, 2010, various state, local, and foreign income tax returns are under examination by taxing authorities.

The Company has a $1.1 million liability recorded for unrecognized tax benefits as of January 30, 2010, which includes interest and penalties of $0.3 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three and six months ended July 31, 2010, the total amount of unrecognized tax benefits increased by approximately $46,000 and $78,000, respectively. The change to the total amount of the unrecognized tax benefit for the three and six months ended July 31, 2010 included an increase in interest and penalties of approximately $16,000 and $33,000, respectively.

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

13.	STOCK OPTIONS AND RESTRICTED SHARES

During the first and second quarters of fiscal 2011, the Company granted stock appreciation rights (“SARs”) to purchase shares of common stock to certain key employees. The Company awarded an aggregate of 243,599 SARs with exercise prices ranging from $24.34 to $25.60, which generally vest over a three year period and have a seven year term. The total fair value of the SARs, based on the Black-Scholes Option Pricing Model, amounted to approximately $3.2 million, which will be recorded as compensation expense on a straight-line basis over the vesting period of each SAR.

In addition, the Company awarded to a director 3,720 SARs with an exercise price of $25.60, which vests over a three year period and has a seven year term. The total fair value of the SARs, based on the Black-Scholes Option Pricing Model, amounted to approximately $50,000, which will be recorded as compensation expense on a straight-line basis over the vesting period.

During first quarter of fiscal 2011, the Company granted performance based restricted stock to certain key employees pursuant to the Company’s 2005 Long Term Incentive Compensation Plan, and subject to certain conditions in the grant agreement. Such stock generally vests 100% in April 2013, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. A total of 40,704 shares of restricted stock were issued at an estimated value of $1.0 million, which will be recorded as compensation expense on a straight-line basis over the vesting period.

Also, during the first quarter of fiscal 2011, the Company awarded to a director 654 shares of restricted stock, which vest over a three year period at an estimated value of $15,000. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During second quarter of fiscal 2011, the Company granted an aggregate of 32,034 shares of restricted stock to certain key employees, which vest over a three year period at an estimated value of $0.7 million. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

Also, during the second quarter of fiscal 2011, the Company awarded to five directors an aggregate of 12,655 shares of restricted stock, which vest over a three year period at an estimated value of $0.3 million. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(in thousands)
Revenues:
Product	$155,622	$152,980	$369,864	$367,018
Licensing	6,132	6,189	12,239	12,195

Total Revenues	$161,754	$159,169	$382,103	$379,213

Operating Income (Loss):
Product	$(3,340)	$(6,827)	$12,018	$196
Licensing	5,226	4,945	9,867	9,159

Total Operating Income (Loss)	$1,886	$(1,882)	$21,885	$9,355

Net (Loss) Income Before Income Taxes
Product	$(9,692)	$(13,042)	$(2,492)	$(14,396)
Licensing	7,487	7,194	16,539	15,167

Total Net (Loss) Income Before Income Taxes	$(2,205)	$(5,848)	$14,047	$771

15.	BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the three and six months ended July 31, 2010 and August 1, 2009, respectively:

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(in thousands)
Service cost	$63	$63	$126	$126
Interest cost	533	589	1,066	1,178
Expected return on plan assets	(452)	(389)	(904)	(778)
Amortization of net gain	12	15	24	30

Net periodic benefit cost	$156	$278	$312	$556

16.	FAIR VALUE MEASUREMENTS

The carrying amounts of accounts receivable, accounts payable, accrued expenses, and accrued interest payable approximates fair value due to their short-term nature. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate. As of July 31, 2010 and January 30, 2010, the fair value of the senior subordinated notes payable was approximately $106.0 million and $129.9 million, respectively, based on quoted market prices. These estimated fair value amounts have been determined using available market information.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

		Fair Value Measurements At July 31, 2010 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets:
Interest rate swap	Other current assets	$—	$2,035	$—	$2,035

Total assets at fair value		$—	$2,035	$—	$2,035

Liabilities:
Interest rate cap	Other current liabilities	$—	$725	$—	$725
Interest rate cap	Unearned revenues and other long term liabilities	—	1,341	—	1,341

Total liabilities at fair value		$—	$2,066	$—	$2,066

		Fair Value Measurements At January 30, 2010 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets:
Interest rate swap	Other current assets	$—	$1,092	$—	$1,092
Interest rate swap	Other assets	—	90	—	90

Total assets at fair value		$—	$1,182	$—	$1,182

Liabilities:
Interest rate cap	Other current liabilities	$—	$449	$—	$449
Interest rate cap	Unearned revenues and other long term liabilities	—	731	—	731

Total liabilities at fair value		$—	$1,180	$—	$1,180

17.	CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of July 31, 2010 and January 30, 2010 and for the three and six months ended July 31, 2010 and August 1, 2009. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JULY 31, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$29,738	$15,894	$(2,244)	$43,388
Accounts receivable, net	189	42,109	43,021	—	85,319
Intercompany receivable	89,958	—	—	(89,958)	—
Inventories	—	99,279	15,628	—	114,907
Other current assets	18,418	18,690	3,614	(11,753)	28,969

Total current assets	108,565	189,816	78,157	(103,955)	272,583

Property and equipment, net	9,028	43,024	3,936	—	55,988
Intangible assets	—	156,715	43,600	—	200,315
Investment in subsidiaries	287,504	—	—	(287,504)	—
Other assets	3,361	1,232	71	—	4,664

TOTAL	$408,458	$390,787	$125,764	$(391,459)	$533,550

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$18,835	$56,306	$13,851	$(14,291)	$74,701
Intercompany payable - Parent	—	28,674	65,163	(93,837)	—

Total current liabilities	18,835	84,980	79,014	(108,128)	74,701

Notes payable	105,487	—	—	—	105,487
Other long-term liabilities	1,859	55,018	7,863	2,423	67,163

Total long-term liabilities	107,346	55,018	7,863	2,423	172,650

Total liabilities	126,181	139,998	86,877	(105,705)	247,351

Total Perry Ellis International, Inc stockholders’ equity	282,277	250,789	34,965	(285,754)	282,277

Noncontrolling interest	—	—	3,922	—	3,922

Equity	282,277	250,789	38,887	(285,754)	286,199

TOTAL	$408,458	$390,787	$125,764	$(391,459)	$533,550

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 30, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$8,313	$12,459	$(2,503)	$18,269
Accounts receivable, net	377	104,411	35,146	—	139,934
Intercompany receivable	63,759	—	—	(63,759)	—
Inventories	—	100,167	12,148	—	112,315
Other current assets	15,389	18,319	6,671	(15,557)	24,822

Total current assets	79,525	231,210	66,424	(81,819)	295,340

Property and equipment, net	10,558	46,272	3,637	—	60,467
Intangible assets	—	156,715	43,600	—	200,315
Investment in subsidiaries	278,275	—	—	(278,275)	—
Other assets	3,729	1,394	71	—	5,194

TOTAL	$372,087	$435,591	$113,732	$(360,094)	$561,316

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$15,786	$97,326	$12,477	$(18,305)	$107,284
Intercompany payable - Parent	—	10,369	57,102	(67,471)	—

Total current liabilities	15,786	107,695	69,579	(85,776)	107,284

Notes payable	88,620	41,250	—	—	129,870
Other long-term liabilities	1,225	42,619	7,967	2,235	54,046

Total long-term liabilities	89,845	83,869	7,967	2,235	183,916

Total liabilities	105,631	191,564	77,546	(83,541)	291,200

Total Perry Ellis International, Inc. stockholders’ equity	266,456	244,027	32,526	(276,553)	266,456

Noncontrolling interest	—	—	3,660	—	3,660

Equity	266,456	244,027	36,186	(276,553)	270,116

TOTAL	$372,087	$435,591	$113,732	$(360,094)	$561,316

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JULY 31, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$142,918	$18,836	$—	$161,754
Gross profit	—	49,079	9,074	—	58,153
Operating income (loss)	—	2,377	(491)	—	1,886
Costs on early extinguishment of debt	—	730	—	—	730
Interest, noncontrolling interest and income taxes	(11)	4,005	(865)	—	3,129
Equity in earnings of subsidiaries, net	(1,984)	—	—	1,984	—
Net (loss) income attributed to Perry Ellis International, Inc.	(1,973)	(2,358)	374	1,984	(1,973)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED AUGUST 1, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$140,927	$18,242	$—	$159,169
Gross profit	—	41,035	8,173	—	49,208
Operating loss	(89)	(1,021)	(772)	—	(1,882)
Interest, noncontrolling interest and income taxes	20	2,947	459	—	3,426
Equity in earnings of subsidiaries, net	(5,199)	—	—	5,199	—
Net loss attributed to Perry Ellis International, Inc.	(5,308)	(3,968)	(1,231)	5,199	(5,308)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JULY 31, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$338,113	$43,990	$—	$382,103
Gross profit	—	115,932	20,965	—	136,897
Operating income	—	20,290	1,595	—	21,885
Costs on early extinguishment of debt	—	730	—	—	730
Interest, noncontrolling interest and income taxes	3	12,798	(872)	—	11,929
Equity in earnings of subsidiaries, net	9,229	—	—	(9,229)	—
Net income attributed to Perry Ellis International, Inc.	9,226	6,762	2,467	(9,229)	9,226

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED AUGUST 1, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$339,479	$39,734	$—	$379,213
Gross profit	—	102,222	16,220	—	118,442
Operating (loss) income	(90)	11,569	(2,124)	—	9,355
Interest, noncontrolling interest and income taxes	27	8,805	(18)	—	8,814
Equity in earnings of subsidiaries, net	658	—	—	(658)	—
Net income (loss) attributed to Perry Ellis International, Inc.	541	2,764	(2,106)	(658)	541

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$6,447	$42,753	$(4,032)	$398	$45,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(443)	(352)	(628)	—	(1,423)

NET CASH USED IN INVESTING ACTIVITIES	(443)	(352)	(628)	—	(1,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior credit facility	—	(347,715)	—	—	(347,715)
Borrowings from senior credit facility	—	347,715	—	—	347,715
Payments on senior secured note	(454)	(25,000)	—	—	(25,454)
Payments on deferred financing fees	—	(158)	—	—	(158)
Payments on real estate mortgage	—	(10,873)	—	—	(10,873)
Payments on capital leases	(130)	—	—	—	(130)
Proceeds from exercise of stock options	2,354	—	—	—	2,354
Tax benefit from exercise of stock options	2,204	—	—	—	2,204
Proceeds from refinancing real estate mortgage	—	13,000	—	—	13,000
Intercompany transactions	(10,011)	2,055	8,123	(167)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(6,037)	(20,976)	8,123	(167)	(19,057)
Effect of exchange rate changes on cash and cash equivalents	33	—	(28)	28	33

Net increase in cash and cash equivalents	—	21,425	3,435	259	25,119
Cash and cash equivalents at beginning of period	—	8,313	12,459	(2,503)	18,269

Cash and cash equivalents at end of period	$—	$29,738	$15,894	$(2,244)	$43,388

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 30, 2010 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets, the measurement of retirement related benefits and stock-based compensation. We believe that there have been no significant changes to our critical accounting policies during the three and six months ended July 31, 2010, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 30, 2010.

Results of Operations

The following is a discussion of the results of operations for the three and six month periods of the fiscal year ending January 29, 2011 (“fiscal 2011”) compared with the three and six month periods of the fiscal year ended January 30, 2010 (“fiscal 2010”).

Results of Operations - three and six months ended July 31, 2010 compared to three and six months ended August 1, 2009.

Net sales. Net sales for the three months ended July 31, 2010 were $155.6 million, an increase of $2.6 million, or 1.7%, from $153.0 million for the three months ended August 1, 2009. This increase was primarily driven by Perry Ellis men’s branded apparel and accessories. Additionally, increases came from other men’s wholesale apparel including increases in our golf business under numerous brands including Grandslam, PGA Tour, Callaway and Top-Flite, as well as, our Hispanic business under such brands as Cubavera and Solero, Havanera and Centro. Swim revenues also increased, for the second quarter of fiscal 2011, reflecting organic increases in Nike and Jantzen, slightly offset by reductions in private label programs. We also experienced growth in our direct to consumer business. These increases were partially offset by the planned reduction of $11 million in unprofitable businesses, principally mass market programs.

Net sales for the six months ended July 31, 2010 were $370.0 million, an increase of $3.0 million, or 0.8%, from $367.0 million for the six months ended August 1, 2009. Net sales increased primarily due to the Perry Ellis apparel and accessories business, our new Callaway product, which amounted to $7.0 million, the addition of the new Top-Flite and Solero products, sales from our new Pierre Cardin licensed brand and the overall increase in our direct to consumer business. These increases were partially offset by the reduction of $28.0 million in unprofitable businesses, principally mass market programs.

Royalty income. Royalty income for the three months ended July 31, 2010 was $6.1 million, a decrease of $0.1 million, or 1.6%, from $6.2 million for the three months ended August 1, 2009. Royalty income essentially remained flat reflecting new licenses signed over the first half of fiscal 2011, which were offset by the non-renewal of licenses associated with our Ping golf business given its exit, and our Munsingwear corporate license business, as we prepare to bring that business in-house during the second half of fiscal 2011. Royalty income for the six months ended July 31, 2010 and August 1, 2009 was $12.2 million. Essentially flat due to the factors described above.

Gross profit. Gross profit was $58.2 million for the three months ended July 31, 2010, an increase of $9.0 million, or 18.3%, from $49.2 million for the three months ended August 1, 2009. Gross profit was $136.9 million for the six months ended July 31, 2010, as compared to $118.4 million for six months ended August 1, 2009, an increase of 15.6%.

As a percentage of total revenue, gross profit margins were 36.0% for the three months ended July 31, 2010, as compared to 30.9% for the three months ended August 1, 2009, an increase of 510 basis points. The increase in the gross profit percentage was attributed to the margin expansion of Perry Ellis men’s apparel and accessories, the exit of lower margin mass market private label programs and a prior golf license and the improved margin in our contemporary women’s and Original Penguin businesses. As a percentage of total revenue, gross profit margins were 35.8% for the six months ended July 31, 2010, as compared to 31.2% for the six months ended August 1, 2009, an increase of 459 basis points. The increase in the gross profit percentage came from the factors described above, and the addition of the new Callaway business.

The wholesale gross profit margin (which excludes the impact of royalty income) for the three months ended July 31, 2010, was 33.4%, as compared to 28.1% for the three months ended August 1, 2009. The wholesale gross profit margin percentage increased for the six months ended July 31, 2010, to 33.7%, as compared to 28.9% for the six months ended August 1, 2009. The increase for the three and six months ended July 31, 2010 was attributed to the factors described above.

We also improved EBITDA margin during the three and six months ended July 31, 2010, by 170 and 280 basis points, respectively, increasing it to 2.6% and 7.1%, respectively, as compared to the same period last year. These increases are primarily due to the increase in our gross profit margin, as explained above, offset by our increase in selling, general and administrative expenses as a percentage of total revenue, as explained below.

The following is a reconciliation of EBITDA margin as compared to gross profit:

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Net (loss) income attributed to Perry Ellis International, Inc.	$(1,973)	$(5,308)	$9,226	$541
Plus:
Depreciation and amortization	3,018	3,390	6,137	7,013
Interest expense	3,361	3,966	7,108	8,584
Net income attributable to noncontrolling interest	85	154	262	97
Income tax (benefit) provision	(317)	(694)	4,559	133

EBITDA	$4,174	$1,508	$27,292	$16,368

Gross profit	$58,153	$49,208	$136,897	$118,442
Less:
Selling, general and administrative expenses and cost on early extinguishment of debt	(53,979)	(47,700)	(109,605)	(102,074)

EBITDA	$4,174	$1,508	$27,292	$16,368

Total revenues	$161,754	$159,169	$382,103	$379,213

EBITDA margin percentage of revenues	2.6%	0.9%	7.1%	4.3%

EBITDA consists of earnings before interest, taxes, depreciation, amortization and noncontrolling interest. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, and does not represent cash flow from operations. EBITDA and EBITDA margin are presented solely as a supplemental disclosure because management believes that they are a common measure of operating performance in the apparel industry.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended July 31, 2010 was $53.2 million, an increase of $5.5 million, or 11.5%, from $47.7 million for the three months ended August 1, 2009. The increase was in line with our expectations. The increase, primarily in our wholesale business, reflects additional promotions and advertising investment in our core brands along with new brands – this includes celebrity endorsements, social media, print advertising as well as promotional events. We believe these investments are integral to building and supporting the brand images in order to complement the superior quality and value of product they bring to the end consumer. Increases were also reflected in investment in our employees through salary increases as well as bonus plans that rewarded improving profitability performance across most of our businesses.

As a percentage of total revenues, selling, general and administrative expenses were 32.9% for the three months ended July 31, 2010, as compared to 30.0% for the three months ended August 1, 2009. As a percentage of total revenue during the second quarter of fiscal 2011, this increase was in line with our anticipated results and primarily due to the factors explained above.

Selling, general and administrative expenses for the six months ended July 31, 2010, was $108.9 million, an increase of $6.8 million, or 6.7%, from $102.1 million for the six months ended August 1, 2009. The increase, primarily in our wholesale business, in selling, general and administrative expenses, on a dollar basis, is attributed to additional promotions and advertising investment in our core brands along with new brands. Increases were also reflected in investment in our employees through salary increases as well as bonus plans that rewarded improving profitability performance across most of our business. Additionally, expenses increased because of our expansion into our new wholesale brands, such as Callaway.

As a percentage of total revenues, selling, general and administrative expenses was 28.5% for the six months ended July 31, 2010, as compared to 26.9% for the six months ended August 1, 2009. As a percentage of total revenue during the first half of fiscal 2010, this increase was in line with our anticipated results and primarily due to the factors explained above.

Depreciation and amortization. Depreciation and amortization for the three months ended July 31, 2010 was $3.0 million, a decrease of $0.4 million, or 11.8%, from $3.4 million for the three months ended August 1, 2009. Depreciation and amortization for the six months ended July 31, 2010, was $6.1 million, a decrease of $0.9 million, or 12.9%, from $7.0 million for the six months ended August 1, 2009. The decrease in depreciation and amortization is attributed to the reduction in capital expenditures over the last two years and the closure of several retail stores.

Costs on early extinguishment of debt. During the second quarter of fiscal 2011, we retired $25.0 million of our senior subordinated notes payable. In connection with this retirement, we paid an additional $453,000 in fees and premiums. Additionally we wrote-off approximately $277,000 in unamortized discount and bond fees associated with the retired portion of the senior subordinated notes. The senior subordinated notes were scheduled to mature in September 15, 2013. We did not retire any of our senior subordinated notes during the second quarter of fiscal 2010.

Interest expense. Interest expense for the three months ended July 31, 2010, was $3.4 million, a decrease of $0.6 million, or 15.0%, from $4.0 million for the three months ended August 1, 2009. Interest expense for the six months ended July 31, 2010, was $7.1 million, a decrease of $1.5 million, or 17.4%, from $8.6 million for the six months ended August 1, 2009. The overall decrease in interest expense is primarily attributable to the lower average balance on our senior credit facility and senior subordinated notes payable as compared to the comparable prior year period.

Income taxes. The income tax benefit for the three months ended July 31, 2010, was $0.3 million, a decrease of $0.4 million as compared to $0.7 million for the three months ended August 1, 2009. For the three months ended July 31, 2010, our effective tax rate was 14.4% as compared to 11.9% for the three months ended August 1, 2009. The primary reason for the increase in the effective rate was due to the change in ratio of income between domestic and foreign operations, of which the foreign operations are taxed at lower statutory tax rates.

Our income tax provision for the six months ended July 31, 2010 was $4.6 million, a $4.5 million increase as compared to $0.1 million for the six months ended August 1, 2009. For the six months ended July 31, 2010, our effective tax rate was 32.5% as compared to 17.2% for the six months ended August 1, 2009. The increase in the effective tax rate is attributed to the absence of any expirations in the amount of unrecognized tax benefits during the first half of fiscal 2011 as compared with expirations that occurred during the first half of fiscal 2010 and the change in ratio of income between domestic and foreign operations, of which the foreign operations are taxed at lower statutory tax rates.

Net (loss) income attributed to Perry Ellis International, Inc. The net (loss) for the three months ended July 31, 2010 was ($2.0) million, a decrease of $3.3 million, as compared to the net (loss) of ($5.3) million for the three months ended August 1, 2009. Net income for the six months ended July 31, 2010 was $9.2 million, an increase of $8.7 million, as compared to net income of $0.5 million for the six months ended August 1, 2009. The changes in operational results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility, and to a lesser extent, on our letter of credit facilities to finance our operations, acquisitions and capital expenditures. We believe that as a result of our increased discipline in our working capital and cash flow management, our working capital requirements will increase slightly for fiscal 2011 as compared to fiscal 2010. As of July 31, 2010, our total working capital was $197.8 million as compared to $188.1 million as of January 30, 2010 and $185.9 million as of August 1, 2009. During the first quarter of fiscal 2010, an underutilized $30 million letter of credit facility was terminated. Traditionally, our letter of credit facilities were used for trade financing. We have shifted our finance strategy from relying on letter of credit facilities to direct trade terms with our vendors, and as such, we did not need the excess capacity provided by this letter of credit facility. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs.

Net cash provided by operating activities was $45.6 million for the six months ended July 31, 2010, as compared to net cash provided by operating activities of $78.5 million for the six months ended August 1, 2009. Cash provided by operating activities, for the six months ended July 31, 2010, is primarily attributable to a decrease in accounts receivable of $54.2 million due to our collection efforts and a decrease of prepaid taxes of $1.5 million; offset by the reduction of accounts payable, accrued expenses and other liabilities in the amount of $21.6 million, an increase in inventory of $2.7 million and the decrease of unearned revenues and other liabilities of $1.9 million. For the six months ended August 1, 2009, cash provided by operating activities was primarily attributable to a decrease in accounts receivable of $43.2 million due to lower sales and our collection efforts, a decrease in inventory of $37.1 million due to improved inventory planning and a decrease of prepaid taxes of $2.8 million; offset by the reduction of accounts payable, accrued expenses and other liabilities in the amount of $14.8 million and the decrease of unearned revenues and other liabilities of $4.0 million.

Despite the increase in inventory for the six months ended July 31, 2010, we improved our inventory turnover ratio slightly to 4.6 as compared to 4.5 as of August 1, 2009 due to our improved inventory planning.

Net cash used in investing activities was $1.4 million for the six months ended July 31, 2010, as compared to net cash used in investing activities of $1.6 million for the six months ended August 1, 2009. The net cash used during the first six months of fiscal 2011 primarily reflects the purchase of property and equipment in the amount of $1.4 million, as compared to net cash used in the purchase of property and equipment in the amount of $1.6 million during the same period in fiscal 2010. We anticipate capital expenditures during fiscal 2011 of $4 million to $5 million in technology and systems, retail stores, and other expenditures.

Net cash used in financing activities for the six months ended July 31, 2010, was $19.1 million, as compared to net cash used in financing activities for the six months ended August 1, 2009 of $56.5 million. The net cash used during the first half of fiscal 2011 primarily reflects the repurchase of senior subordinated notes in the amount of $25.5 million, including redemption premiums and commissions of $0.5 million, the borrowings and payments on our senior credit facility of $347.7 million and the payment of $11.0 million on our mortgages and capital leases, offset by proceeds from exercises of stock options of $2.4 million and a tax benefit from the exercise of stock options of $2.2 million and the proceeds from our new mortgage loan in the amount of $13.0 million. The net cash used during the first half of fiscal 2010 primarily reflects the net payments on our senior credit facility of $54.4 million, the payments of $0.4 million on our mortgages and capital leases, and the purchase of treasury stock of $1.8 million.

During fiscal 2010, our Board of Directors authorized us to purchase, from time to time and as market and business conditions warrant, our senior subordinated notes for cash in the open market or in privately negotiated transactions. The amount of senior subordinated notes that may be repurchased or otherwise retired, if any, will be based on parameters approved by the Board of Directors and will depend on market conditions, trading levels of our senior subordinated notes, our cash position and other considerations. Through the second quarter of fiscal 2011 we have repurchased a total of $45.8 million of our senior subordinated notes.

The Board of Directors has approved a stock repurchase program, which authorizes us to continue to repurchase up to $20 million of our common stock for cash through September 2010. Although the Board of Directors allocated a maximum of $20 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis. No purchases have been made during fiscal 2011. Through the second quarter of fiscal 2011 total purchases of $17.4 million have been made under this plan.

Senior Credit Facility

Effective March 31, 2010, we entered into an amendment to our senior credit facility. This amendment modified the senior credit facility to permit the sale of all present and future accounts receivable due from Kohl’s to Bank of America, N. A.

The following is a description of the terms of our senior credit facility with Wachovia Bank, National Association, et al, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $125 million with the opportunity to increase this amount in $25 million increments up to $200 million; (ii) the inventory borrowing limit is $75 million; (iii) the sublimit for letters of credit is up to $40 million; (iv) the amount of letter of credit facilities allowed outside of the facility is $110 million and (v) the outstanding balance is due at the maturity date of February 1, 2012. At July 31, 2010 we did not have any borrowings under the senior credit facility.

Certain Covenants. The senior credit facility contains certain covenants, which, among other things, requires us to maintain a minimum adjusted EBITDA (“Senior Credit Facility Adjusted EBITDA”), as defined in the senior credit facility (as opposed to the definition of EBITDA used by us for other purposes), if availability falls below a certain threshold. These covenants may restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We are prohibited from paying cash dividends under these covenants. We are not aware of any non-compliance with any of our covenants under the senior credit facility. We could be materially harmed if we violate any covenants as the lenders under the senior credit facility could declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, the lenders could proceed against our assets. In addition, a violation could also constitute a cross-default under the indenture and mortgage, resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

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

Letter of Credit Facilities

As of July 31, 2010, we maintained two U.S. dollar letter of credit facilities totaling $50.0 million, one letter of credit facility totaling $3.7 million utilized by our Canadian joint venture, and one letter of credit facility totaling $0.9 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. As of July 31, 2010, there was $48.7 million available under the existing letter of credit facilities.

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

During June 2010, we retired $25.0 million of our senior subordinated notes payable. In connection with this retirement, we paid an additional $453,000 in redemption premiums and commissions. Additionally, we wrote-off approximately $277,000 in unamortized discount and bond fees associated with the retired portion of our senior subordinated notes.

Real Estate Mortgage Loans

In fiscal 2003, we acquired our main administrative office, warehouse and distribution facility in Miami and partially financed the acquisition of the facility with an $11.6 million mortgage loan. The real estate mortgage loan contained certain covenants. Interest was fixed at 7.123%. In August 2008, we executed a maturity extension of the real estate mortgage loan until July 1, 2010. In July 2010, we paid off the real estate mortgage loan.

In July 2010, we refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The real estate mortgage loan contains certain covenants and we are not aware of any non-compliance with any of our covenants. We could be materially harmed if we violate any covenants because the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. The loan is due on August 1, 2020. Principal and interest of $83,000 is due monthly based on a 25 year amortization with the outstanding principal due at maturity. Interest is fixed at 5.80%. At July 31, 2010, the balance of the real estate mortgage loan totaled $12.8 million, net of discount, of which $217,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 were due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest was set at 6.25% for the first five years, at which point it would have reset based on the terms and conditions of the promissory note. In June 2010, we negotiated with the bank to accelerate the rate reset that was scheduled to occur in June 2011. The interest rate was reduced to 5.75% per annum. The terms were restated to reflect new quarterly payments of principal and interest of $288,000, based on a 20 year amortization with the outstanding principal due at maturity. At July 31, 2010, the balance of the real estate mortgage loan totaled $13.9 million, net of discount, of which $360,000 is due within one year.

Under the terms of the mortgage loans, a covenant violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indenture relating to our senior subordinated notes resulting in all our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements” as defined by applicable GAAP and SEC rules.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and six months ended July 31, 2010.

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

Derivatives on $150 Million Senior Subordinated Notes Payable

In August 2009, we entered into an interest rate swap agreement (the “Swap Agreement”) for an aggregate notional amount of $75 million in order to reduce our debt servicing costs associated with our $150 million 8 7/8% senior subordinated notes. The Swap Agreement was scheduled to terminate on September 15, 2013. Under the Swap Agreement, we are entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8 7/8% and are obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the one-month LIBOR rate plus 632 basis points for the period through September 15, 2013. The Swap Agreement has an optional call provision that allows the counterparty to settle the Swap Agreement at any time with 30 days notice and subject to declining termination premium payments from the counterparty in the event the call is exercised. The Swap Agreement is a fair value hedge as it has been designated against the 8 7/8% senior subordinated notes carrying a fixed rate of interest and converts the fixed interest payments to variable interest payments. The Swap Agreement resulted in a decrease to interest expense of $0.6 million and $1.2 million for the three and six months ended July 31, 2010, respectively. The fair value of the Swap Agreement recorded on our consolidated balance sheet was $2.0 million and $1.2 million as of July 31, 2010 and January 30, 2010, respectively.

During August 2010, we were notified by the counterparty, that it would by exercising the optional call provision and effectively terminating the Swap Agreement in September 2010.

In August 2009, we entered into an interest rate cap agreement (the “$75 million Cap Agreement”) for an aggregate notional amount of $75 million associated with our senior subordinated notes. The $75 million Cap Agreement is scheduled to become effective on December 15, 2010 and terminate on September 15, 2013. The $75 million Cap Agreement is being used to manage cash flow risk associated with our floating interest rate exposure pursuant to the Swap Agreement. The $75 million Cap Agreement limits the maximum interest rate on $75 million of our senior subordinated notes to 9.32%. The $75 million Cap Agreement does not qualify for hedge accounting treatment. The change in fair value resulted in an increase to interest expense of $0.6 million and $1.3 million for the three and six months ended July 31, 2010, respectively. The fair value of the $75 million Cap Agreement recorded on our consolidated balance sheet was $2.1 million and $1.2 million as of July 31, 2010 and January 30, 2010, respectively.

Commodity Price Risk

We are exposed to market risks for the pricing of cotton and other fibers, which may impact fabric prices. Fabric is a portion of the overall product cost, which includes various components. We manage our fabric prices by using a combination of different strategies including the utilization of sophisticated logistics and supply chain management systems, which allow us to maintain maximum flexibility in our global sourcing of products. This provides us with the ability to re-direct our sourcing of products to the most cost-effective jurisdictions. In addition, we may modify our product offerings to our customers based on the availability of new fibers, yield enhancement techniques and other technological advances that allow us to utilize more cost effective fibers. Finally, we also have the ability to adjust our price points of such products, to the extent market conditions allow. These factors, along with our foreign-based sourcing offices, allow us to procure product from lower cost countries or capitalize on certain tariff-free arrangements, which help mitigate any commodity price increases that may occur. We have not historically managed, and do not currently intend to manage, commodity price exposures by using derivative instruments.

Other

Our current exposure to foreign exchange risk is not significant and accordingly, we have not entered into any transactions to hedge against those risks.

Item 4:	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) of the Securities Exchange Act. Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2010 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6:	Exhibits

Index to Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

32.1	Certification of Principal Executive Officer pursuant to Section 1350. (1)

32.2	Certification of Principal Financial Officer pursuant to Section 1350. (1)

(1) Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

September 8, 2010	By:	/S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Section 1350.