Form 10-Q
period 2010-10-30
PERRY ELLIS INTERNATIONAL INC
filed 2010-12-08
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 30, 2010

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

The number of shares outstanding of the registrant’s common stock is 14,144,634 (as of December 6, 2010).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE

PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of October 30, 2010 and January 30, 2010	1

Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended October 30, 2010 and October 31, 2009	2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 30, 2010 and October 31, 2009	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	27

Item 4:

Controls and Procedures	28

PART II: OTHER INFORMATION	29

Item 6:

Exhibits	29

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	October 30, 2010	January 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$13,691	$18,269
Accounts receivable, net	117,706	139,934
Inventories	128,544	112,315
Deferred income taxes	12,925	8,783
Prepaid income taxes	749	4,744
Other current assets	9,684	11,295

Total current assets	283,299	295,340

Property and equipment, net	56,351	60,467
Intangible assets	200,315	200,315
Other assets	5,005	5,194

TOTAL	$544,970	$561,316

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$51,391	$65,203
Accrued expenses and other liabilities	17,600	13,640
Accrued interest payable	1,418	4,482
Current portion - real estate mortgage	584	11,021
Unearned revenues	5,789	6,002
Other current liabilities	6,142	6,936

Total current liabilities	82,924	107,284

Senior subordinated notes payable, net	105,311	129,870
Real estate mortgages	25,938	13,712
Deferred pension obligation	14,487	17,237
Unearned revenues and other long-term liabilities	18,263	20,639
Deferred income tax	7,408	2,458

Total long-term liabilities	171,407	183,916

Total liabilities	254,331	291,200

Commitment and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 16,589,010 shares issued and outstanding as of October 30, 2010 and 16,094,573 shares issued and outstanding as of January 30, 2010	166	161
Additional paid-in-capital	115,423	107,527
Retained earnings	196,239	179,838
Accumulated other comprehensive loss	(3,774)	(3,655)

Total	308,054	283,871
Treasury stock at cost; 2,462,196 shares as of October 30, 2010 and January 30, 2010	(17,415)	(17,415)

Total Perry Ellis International, Inc stockholders’ equity	290,639	266,456

Noncontrolling interest	—	3,660

Total equity	290,639	270,116

TOTAL	$544,970	$561,316

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Revenues:
Net sales	$194,856	$172,154	$564,720	$539,172
Royalty income	6,421	6,397	18,660	18,592

Total revenues	201,277	178,551	583,380	557,764
Cost of sales	129,690	117,564	374,896	378,335

Gross profit	71,587	60,987	208,484	179,429

Operating expenses
Selling, general and administrative expenses	54,713	48,704	163,588	150,778
Depreciation and amortization	2,973	3,292	9,110	10,305

Total operating expenses	57,686	51,996	172,698	161,083

Operating income	13,901	8,991	35,786	18,346
Cost on early extinguishment of debt	—	—	730	—
Interest expense	3,181	4,711	10,289	13,295

Net income before income taxes	10,720	4,280	24,767	5,051
Income tax provision (benefit)	3,407	(26)	7,966	107

Net income	7,313	4,306	16,801	4,944

Less: Net income attributed to noncontrolling interest	138	168	400	265

Net income attributed to Perry Ellis International, Inc.	$7,175	$4,138	$16,401	$4,679

Net income attributed to Perry Ellis International, Inc. per share:
Basic	$0.54	$0.33	$1.25	$0.37

Diluted	$0.51	$0.31	$1.16	$0.36

Weighted average number of shares outstanding
Basic	13,190	12,695	13,076	12,688
Diluted	14,193	13,230	14,084	12,889

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended
	October 30, 2010	October 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,801	$4,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,979	10,131
Provision for bad debts	497	1,104
Tax benefit from exercise of stock options	(2,209)	(106)
Amortization of debt issue costs	327	399
Amortization of discounts	82	141
Deferred income taxes	808	5,276
Equity awards issued as compensation	3,264	1,872
Costs on early extinguishment of debt	730	—
Change in fair value and settlement of derivatives	2,206	776
Gain on sale of intangible assets	—	(886)
Changes in operating assets and liabilities:
Accounts receivable, net	21,926	20,677
Inventories	(16,134)	42,847
Other current assets	525	2,069
Prepaid income taxes	6,340	585
Other assets	(444)	(96)
Deferred pension obligation	(2,750)	234
Accounts payable, accrued expenses and other liabilities	(10,437)	(9,219)
Accrued interest payable	(3,064)	(3,470)
Unearned revenues	(3,599)	(2,925)

Net cash provided by operating activities	23,848	74,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,590)	(2,329)
Proceeds on sale of intangible assets	—	700

Net cash used in investing activities	(4,590)	(1,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	403,365	324,156
Payments on senior credit facility	(403,365)	(378,571)
Payments on senior subordinated notes	(25,454)	—
Proceeds from real estate mortgage	13,000	—
Payments on real estate mortgages	(11,073)	(350)
Deferred financing fees	(158)	—
Payment of noncontrolling interest	(4,557)	—
Purchase of treasury stock	—	(1,751)
Payments on capital leases	(215)	(313)
Tax benefit from exercise of stock options	2,209	106
Proceeds from exercise of stock options	2,428	327

Net cash used in financing activities	(23,820)	(56,396)

Effect of exchange rate changes on cash and cash equivalents	(16)	378

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,578)	16,706
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,269	8,813

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,691	$25,519

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,368	$15,848

Income taxes	$662	$490

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$178	$78

Capital lease financing	$28	$1,001

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

The condensed consolidated statement of cash flows for the nine months ended October 31, 2009 has been restated to correct the presentation of net income. The Company had previously presented net income attributable to Perry Ellis International, Inc. and included a reconciling item to add back income attributable to noncontrolling interests in the condensed consolidated statement of cash flows. This change in the presentation has no impact on net cash provided by operating activities or net increase in cash and cash equivalents on the condensed consolidated statement of cash flows for the nine months ended October 31, 2009.

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

Inventories consisted of the following as of:

	October 30, 2010	January 30, 2010
	(in thousands)

Finished goods	$126,870	$110,420
Raw materials and in process	1,674	1,895

Total	$128,544	$112,315

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	October 30, 2010	January 30, 2010
	(in thousands)
Furniture, fixture and equipment	$82,755	$79,304
Buildings	19,348	19,348
Vehicles	902	862
Leasehold improvements	24,695	23,668
Land	9,189	9,163

	136,889	132,345
Less: accumulated depreciation and amortization	(80,538)	(71,878)

Total	$56,351	$60,467

The above table of property and equipment includes assets held under capital leases as of:

	October 30, 2010	January 30, 2010
	(in thousands)
Furniture, fixture and equipment	$1,028	$1,000
Less: accumulated depreciation and amortization	(468)	(213)

Total	$560	$787

For the three months ended October 30, 2010 and October 31, 2009, depreciation and amortization expense relating to property and equipment amounted to $2.9 million and $3.2 million, respectively. For the nine months ended October 30, 2010 and October 31, 2009, depreciation and amortization expense relating to property and equipment amounted to $9.0 million and $10.1 million, respectively.

5.	LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	October 30, 2010	January 30, 2010
	(in thousands)
Total letter of credit facilities	$50,957	$54,481
Outstanding letters of credit	(5,435)	(5,496)

Total letters of credit available	$45,522	$48,985

During the third quarter of fiscal 2011, the letter of credit facility totaling an estimated $3.6 million utilized by the Canadian joint venture was cancelled.

6.	ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $3.1 million and $2.6 million for the three months ended October 30, 2010 and October 31, 2009, respectively, and $9.4 million and $8.8 million for the nine months ended October 30, 2010 and October 31, 2009, respectively, and are included in selling, general and administrative expenses.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(in thousands, except per share data)
Numerator:
Net income attributed to Perry Ellis International, Inc.	$7,175	$4,138	$16,401	$4,679

Denominator:
Basic income per share - weighted average shares	13,190	12,695	13,076	12,688
Dilutive effect: equity awards	1,003	535	1,008	201

Diluted income per share - weighted average shares	14,193	13,230	14,084	12,889

Basic income per share	$0.54	$0.33	$1.25	$0.37

Diluted income per share	$0.51	$0.31	$1.16	$0.36

Antidilutive effect: (1)	103	1,010	332	1,877

(1)	Represents stock options and stock appreciation rights to purchase shares of common stock and restricted stock that were not included in computing diluted net income per share because their effects were antidilutive for the respective periods.

8.	NONCONTROLLING INTEREST

During August 2010, the Company purchased the remaining portion of the noncontrolling interest in its Canadian joint venture, which effectively resulted in the termination of the joint venture. Per the terms of the termination agreement, the Company paid approximately $ 4.6 million, the book value of the noncontrolling interest, to the minority shareholder. The Company originally held 51% of the joint venture and subsequent to the termination, it now holds 100%.

9.	EQUITY AND COMPREHENSIVE INCOME

The following table reflects the changes in equity attributable to both Perry Ellis International, Inc., and the noncontrolling interests of the subsidiary in which Perry Ellis International, Inc. had a majority, but not total, ownership interest.

	Attributed to Perry Ellis International, Inc.	Attributed to Noncontrolling Interest	Total
	(in thousands)
Equity at January 31, 2010	$266,456	$3,660	$270,116

Comprehensive income	16,282	897	17,179
Payment of noncontrolling interest	—	(4,557)	(4,557)
Share transactions under employee and direct stock purchase plans	7,901	—	7,901

Equity at October 30, 2010	$290,639	$—	$290,639

Equity at February 1, 2009	$248,794	$3,307	$252,101

Comprehensive income	7,282	265	7,547
Share transactions under employee and direct stock purchase plans	2,305	—	2,305
Share repurchases	(1,751)	—	(1,751)

Equity at October 31, 2009	$256,630	$3,572	$260,202

Accumulated other comprehensive loss at October 30, 2010 and January 30, 2010 was comprised of the following:

	October 30, 2010	January 30, 2010
	(in thousands)
Foreign currency translation	$(904)	$(785)
Unrealized loss on pension liability, net of tax	(2,870)	(2,870)

	$(3,774)	$(3,655)

The following table reflects comprehensive income for the three and nine months ended October 30, 2010 and October 31, 2009, attributable to both Perry Ellis International, Inc., and the noncontrolling interests of the subsidiary in which Perry Ellis International, Inc. had a majority, but not total, ownership interest.

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(in thousands)
Net income	$7,313	$4,306	$16,801	$4,944

Other Comprehensive income (loss):
Foreign currency translation adjustments, net	407	(46)	378	2,603

Total other comprehensive income (loss)	407	(46)	378	2,603

Comprehensive income	7,720	4,260	17,179	7,547
Less: comprehensive income attributable to the noncontrolling interest	635	168	897	265

Comprehensive income attributable to Perry Ellis International, Inc.	$7,085	$4,092	$16,282	$7,282

10.	REAL ESTATE MORTGAGE

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

In July 2010, the Company refinanced its main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The real estate mortgage loan contains certain covenants and the Company is not aware of any non-compliance with any of these covenants. If the Company violates any covenants, the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which the Company may not be able to satisfy. The loan is due on August 1, 2020. Principal and interest of $83,000 is due monthly based on a 25 year amortization with the outstanding principal due at maturity. Interest is fixed at 5.80%. At October 30, 2010, the balance of the real estate mortgage loan totaled $12.8 million, net of discount, of which $220,000 is due within one year.

In June 2006, the Company entered into a mortgage loan for $15 million secured by its Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 were due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest was set at 6.25% for the first five years, at which point it would have reset based on the terms and conditions of the promissory note. In June 2010, the Company negotiated with the bank to accelerate the rate reset that was scheduled to occur in June 2011. The interest rate was reduced to 5.75% per annum. The terms were restated to reflect new quarterly payments of principal and interest of $288,000, based on a 20 year amortization with the outstanding principal due at maturity. At October 30, 2010, the balance of the real estate mortgage loan totaled $13.7 million, net of discount, of which $364,000 is due within one year.

Under the terms of the mortgage loans, a covenant violation could constitute a cross-default under the senior credit facility, the letter of credit facilities and indenture relating to the senior subordinated notes resulting in all of the Company’s debt obligations becoming immediately due and payable, which it may not be able to satisfy.

11.	SENIOR SUBORDINATED NOTES PAYABLE

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

12.	DERIVATIVES

In August 2009, the Company entered into an interest rate swap agreement (the “Swap Agreement”) for an aggregate notional amount of $75 million in order to reduce the debt servicing costs associated with its $150 million 8 7/8% senior subordinated notes. The Swap Agreement was scheduled to terminate on September 15, 2013. Under the Swap Agreement, the Company was entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8 7/8% and was obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the one-month LIBOR rate plus 632 basis points for the period through September 15, 2013. The Swap Agreement had an optional call provision that allowed the counterparty to settle the Swap Agreement at any time with 30 days notice and subject to declining termination premium payments from the counterparty in the event the call was exercised. The Swap Agreement was a fair value hedge as it had been designated against the 8 7/8% senior subordinated notes carrying a fixed rate of interest and converted the fixed interest payments to variable interest payments.

During August 2010, the Company was notified by the counterparty, that it would be exercising the optional call provision and effectively terminating the Swap Agreement in September 2010. As per the terms of the call provision, the Company received $1.1 million, its fair value as of the termination date. The fair value of the hedge item at the termination date will be amortized over the remaining term of the senior subordinated notes payable.

The location and amount (losses) gains on derivative instruments and related hedged items reported in the consolidated condensed statements of income were as follows:

Fair Value Hedging Relationship	Location of (Loss) Gain	Three Months Ended		Nine Months Ended
	Recognized in Income	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
		(in thousands)
Derivative : Swap Agreement	Interest expense	$(134)	$419	$1,572	$419
Hedged item: Fixed rate debt	Interest expense	195	(254)	(286)	(254)

Total (1)		$61	$165	$1,286	$165

(1)	Includes ($764,000) and ($392,000) for the three and nine months ended October 30, 2010, respectively, related to the ineffectiveness of the hedging relationship. Includes $36,000 for the three and nine months ended October 31, 2009, related to the ineffectiveness of the hedging relationship.

In August 2009, the Company entered into an interest rate cap agreement (the “$75 million Cap Agreement”) for an aggregate notional amount of $75 million associated with the senior subordinated notes. The $75 million Cap Agreement is scheduled to become effective on December 15, 2010 and terminate on September 15, 2013. The $75 million Cap Agreement was being used to manage cash flow risk associated with the Company’s floating interest rate exposure pursuant to the Swap Agreement. The $75 million Cap Agreement does not qualify for hedge accounting treatment.

The location and amount of gains (losses) on derivative instruments not designated as hedging instruments reported in the condensed consolidated statements of income were as follows:

	Location of (Loss)	Three Months Ended		Nine Months Ended
Derivatives Not Designed As Hedging Instruments	Recognized in Income	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
		(in thousands)
Derivative : 75 Million Cap Agreement	Interest expense	$(196)	$(875)	$(1,451)	$(875)

Total		$(196)	$(875)	$(1,451)	$(875)

Refer to Note 17, “Fair Value Measurements,” for disclosures of the fair value and line item caption of derivative instruments recorded on the condensed consolidated balance sheets.

13.	INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2008 through 2010 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2003 through 2010, depending on each state’s particular statute of limitation. As of October 30, 2010, various state, local, and foreign income tax returns are under examination by taxing authorities.

The Company has a $1.1 million liability recorded for unrecognized tax benefits as of January 30, 2010, which includes interest and penalties of $0.3 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three and nine months ended October 30, 2010, the total amount of unrecognized tax benefits decreased by approximately $50,000 and increased by approximately $28,000, respectively. The change to the total amount of the unrecognized tax benefit for the three and nine months ended October 30, 2010 included an increase in interest and penalties of approximately $4,000 and $37,000, respectively.

It is reasonably possible that within the next twelve months the Company may settle its voluntary disclosure process with the State of New Jersey. The Company does not currently anticipate that such resolutions will significantly increase or decrease tax expense within the next twelve months. Furthermore, the statute of limitations related to the Company’s 2008 U.S. federal and state of Florida tax year will expire within the next twelve months. The lapse in the statute of limitations would be expected to decrease tax expense within the next twelve months. The expiration of the statute of limitations related to the Company’s 2008 U.S. federal and state of Florida tax year could result in a tax benefit of up to approximately $0.2 million.

14.	STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED SHARES

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

During the first quarter of fiscal 2011, the Company granted performance based restricted stock to certain key employees pursuant to the Company’s 2005 Long Term Incentive Compensation Plan, as amended, and subject to certain conditions in the grant agreement. Such stock generally vests 100% in April 2013, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. A total of 40,704 shares of restricted stock were issued at an estimated value of $1.0 million, which will be recorded as compensation expense on a straight-line basis over the vesting period.

Also, during the first quarter of fiscal 2011, the Company awarded to a director 654 shares of restricted stock, which vest over a three year period at an estimated value of $15,000. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the second quarter of fiscal 2011, the Company granted an aggregate of 32,034 shares of restricted stock to certain key employees, which vest over a three year period at an estimated value of $0.7 million. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

Also, during the second quarter of fiscal 2011, the Company awarded to five directors an aggregate of 12,655 shares of restricted stock, which vest over a three year period at an estimated value of $0.3 million. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the third quarter of fiscal 2011, the Company granted an aggregate of 6,000 shares of restricted stock to certain key employees, which vest over a three year period at an estimated value of $0.1 million. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

15.	SEGMENT INFORMATION

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(in thousands)
Revenues:
Product	$194,856	$172,154	$564,720	$539,172
Licensing	6,421	6,397	18,660	18,592

Total Revenues	$201,277	$178,551	$583,380	$557,764

Operating Income (Loss):
Product	$8,061	$2,457	$20,078	$2,652
Licensing	5,840	6,534	15,708	15,694

Total Operating Income	$13,901	$8,991	$35,786	$18,346

Net Income (Loss) Before Income Taxes
Product	$6,548	$471	$14,852	$(3,425)
Licensing	4,172	3,809	9,915	8,476

Total Net Income Before Income Taxes	$10,720	$4,280	$24,767	$5,051

16.	BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the three and nine months ended October 30, 2010 and October 31, 2009, respectively:

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(in thousands)
Service cost	$63	$63	$189	$189
Interest cost	533	589	1,599	1,767
Expected return on plan assets	(452)	(389)	(1,356)	(1,167)
Amortization of net gain	12	16	36	46

Net periodic benefit cost	$156	$279	$468	$835

17.	FAIR VALUE MEASUREMENTS

The carrying amounts of accounts receivable, accounts payable, accrued expenses, and accrued interest payable approximates fair value due to their short-term nature. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate. As of October 30, 2010 and January 30, 2010, the fair value of the senior subordinated notes payable was approximately $105.8 million and $129.9 million, respectively, based on quoted market prices. These estimated fair value amounts have been determined using available market information.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

		Fair Value Measurements At October 30, 2010 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(in thousands)
Liabilities:
Interest rate cap	Other current liabilities	$—	$711	$—	$711
Interest rate cap	Unearned revenues and other long term liabilities	—	1,175	—	1,175

Total liabilities at fair value		$—	$1,886	$—	$1,886

		Fair Value Measurements At January 30, 2010 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets:
Interest rate swap	Other current assets	$—	$1,092	$—	$1,092
Interest rate swap	Other assets	—	90	—	90

Total assets at fair value		$—	$1,182	$—	$1,182

Liabilities:
Interest rate cap	Other current liabilities	$—	$449	$—	$449
Interest rate cap	Unearned revenues and other long term liabilities	—	731	—	731

Total liabilities at fair value		$—	$1,180	$—	$1,180

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of October 30, 2010 and January 30, 2010 and for the three and nine months ended October 30, 2010 and October 31, 2009. The combined Guarantors are wholly owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF OCTOBER 30, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$3,136	$14,249	$(3,694)	$13,691
Accounts receivable, net	186	66,588	50,932	—	117,706
Intercompany receivable	95,866	—	—	(95,866)	—
Inventories	—	112,749	15,795	—	128,544
Other current assets	11,413	18,911	3,843	(10,809)	23,358

Total current assets	107,465	201,384	84,819	(110,369)	283,299

Property and equipment, net	9,425	43,065	3,861	—	56,351
Intangible assets	—	156,715	43,600	—	200,315
Investment in subsidiaries	294,701	—	—	(294,701)	—
Other assets	3,754	1,177	74	—	5,005

TOTAL	$415,345	$402,341	$132,354	$(405,070)	$544,970

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$17,623	$67,591	$14,716	$(17,006)	$82,924
Intercompany payable - Parent	—	25,528	72,178	(97,706)	—

Total current liabilities	17,623	93,119	86,894	(114,712)	82,924

Notes payable	105,311	—	—	—	105,311
Other long-term liabilities	1,772	54,406	7,415	2,503	66,096

Total long-term liabilities	107,083	54,406	7,415	2,503	171,407

Total liabilities	124,706	147,525	94,309	(112,209)	254,331

Equity	290,639	254,816	38,045	(292,861)	290,639

TOTAL	$415,345	$402,341	$132,354	$(405,070)	$544,970

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED OCTOBER 30, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$175,414	$25,863	$—	$201,277
Gross profit	—	59,912	11,675	—	71,587
Operating income	—	11,263	2,638	—	13,901
Interest, noncontrolling interest and income taxes	22	7,237	(533)	—	6,726
Equity in earnings of subsidiaries, net	7,197	—	—	(7,197)	—
Net income attributed to Perry Ellis International, Inc.	7,175	4,026	3,171	(7,197)	7,175

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$157,544	$21,007	$—	$178,551
Gross profit	—	52,177	8,810	—	60,987
Operating (loss) income	(410)	8,689	712	—	8,991
Interest, noncontrolling interest and income taxes	1,594	5,572	(2,313)	—	4,853
Equity in earnings of subsidiaries, net	6,142	—	—	(6,142)	—
Net income attributed to Perry Ellis International, Inc.	4,138	3,117	3,025	(6,142)	4,138

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED OCTOBER 30, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$—	$513,527	$69,853	$—	$583,380
Gross profit	—	175,844	32,640	—	208,484
Operating income	—	31,553	4,233	—	35,786
Costs on early extinguishment of debt	—	730	—	—	730
Interest, noncontrolling interest and income taxes	25	20,035	(1,405)	—	18,655
Equity in earnings of subsidiaries, net	16,426	—	—	(16,426)	—
Net income attributed to Perry Ellis International, Inc.	16,401	10,788	5,638	(16,426)	16,401

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED OCTOBER 31, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$497,023	$60,741	$—	$557,764
Gross profit	—	154,399	25,030	—	179,429
Operating (loss) income	(500)	20,258	(1,412)	—	18,346
Interest, noncontrolling interest and income taxes	1,621	14,377	(2,331)	—	13,667
Equity in earnings of subsidiaries, net	6,800	—	—	(6,800)	—
Net income attributed to Perry Ellis International, Inc.	4,679	5,881	919	(6,800)	4,679

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 30, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$13,747	$21,356	$(8,074)	$(3,181)	$23,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,739)	(2,212)	(639)	—	(4,590)

NET CASH USED IN INVESTING ACTIVITIES	(1,739)	(2,212)	(639)	—	(4,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior credit facility	—	403,365	—	—	403,365
Borrowings from senior credit facility	—	(403,365)	—	—	(403,365)
Payments on senior secured note	(454)	(25,000)	—	—	(25,454)
Payments on deferred financing fees	—	(158)	—	—	(158)
Payments on real estate mortgage	—	(11,073)	—	—	(11,073)
Payments on capital leases	(215)				(215)
Proceeds from exercise of stock options	2,428	—	—	—	2,428
Tax benefit from exercise of stock options	2,209				2,209
Payment of noncontrolling interest	—	—	(4,557)	—	(4,557)
Proceeds from refinancing real estate mortgage		13,000			13,000
Intercompany transactions	(15,960)	(1,090)	15,179	1,871	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(11,992)	(24,321)	10,622	1,871	(23,820)
Effect of exchange rate changes on cash and cash equivalents	(16)	—	(119)	119	(16)

Net decrease in cash and cash equivalents	—	(5,177)	1,790	(1,191)	(4,578)
Cash and cash equivalents at beginning of period	—	8,313	12,459	(2,503)	18,269

Cash and cash equivalents at end of period	$—	$3,136	$14,249	$(3,694)	$13,691

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations/ Reclassifications	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$11,320	$83,588	$(19,748)	$(807)	$74,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(506)	(1,707)	(116)	—	(2,329)
Proceeds on sale of intangible assets	—	—	700	—	700

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(506)	(1,707)	584	—	(1,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior credit facility	—	(378,571)	—	—	(378,571)
Borrowings from senior credit facility	—	324,156	—	—	324,156
Payments on real estate mortgage	—	(350)	—	—	(350)
Purchase of treasury stock	(1,751)	—	—	—	(1,751)
Payments on capital leases	(313)	—	—	—	(313)
Proceeds from exercise of stock options	327	—	—	—	327
Tax benefit from exercise of stock options	106	—	—	—	106
Intercompany transactions	(9,561)	(10,265)	17,478	2,348	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(11,192)	(65,030)	17,478	2,348	(56,396)
Effect of exchange rate changes on cash and cash equivalents	378	—	1,128	(1,128)	378

Net increase (decrease) in cash and cash equivalents	—	16,851	(558)	413	16,706
Cash and cash equivalents at beginning of period	—	1,805	9,604	(2,596)	8,813

Cash and cash equivalents at end of period	$—	$18,656	$9,046	$(2,183)	$25,519

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 30, 2010 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets, the measurement of retirement related benefits and stock-based compensation. We believe that there have been no significant changes to our critical accounting policies during the three and nine months ended October 30, 2010, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 30, 2010.

Results of Operations

The following is a discussion of the results of operations for the three and nine months periods of the fiscal year ending January 29, 2011 (“fiscal 2011”) compared with the three and nine months periods of the fiscal year ended January 30, 2010 (“fiscal 2010”).

Results of Operations - three and nine months ended October 30, 2010 compared to three and nine months ended October 31, 2009.

Net sales. Net sales for the three months ended October 30, 2010 were $194.9 million, an increase of $22.7 million, or 13.2%, from $172.2 million for the three months ended October 31, 2009. This increase was primarily driven by Perry Ellis men’s branded apparel and accessories. Additionally, increases came from other men’s wholesale apparel including increases in our golf business under numerous brands including Grandslam, PGA Tour, Callaway and Top-Flite, as well as, our Hispanic business under such brands as Cubavera and Solero, Havanera and Centro. Swim and action sports revenues also increased, for the third quarter of fiscal 2011, reflecting organic increases, slightly offset by reductions in private label programs. We also experienced growth in our direct to consumer business. These increases were partially offset by the slight planned reduction of our mass market programs.

Net sales for the nine months ended October 30, 2010 were $564.7 million, an increase of $25.5 million, or 4.7%, from $539.2 million for the nine months ended October 31, 2009. Net sales increased primarily due to the Perry Ellis apparel and accessories business, our new Callaway product, which amounted to $8.0 million, the addition of the new Top-Flite and Solero products, sales from our new Pierre Cardin licensed brand and the overall increase in our direct to consumer business. These increases were partially offset by the reduction of $31.0 million in unprofitable businesses, principally mass market programs.

Royalty income. Royalty income remained flat at $6.4 million for the three months ended October 30, 2010 and October 31, 2009. Royalty income for the nine months ended October 30, 2010 was $18.7 million, an increase of $0.1 million, or 0.5%, from $18.6 million for the nine months ended October 31, 2009. Royalty income essentially remained flat reflecting new licenses signed over the first half of fiscal 2011 and organic growth in our current licenses, which were offset by the non-renewal of licenses associated with our Ping golf business given its exit, and our Munsingwear corporate license business, as we prepared to bring that business in-house during the second half of fiscal 2011.

Gross profit. Gross profit was $71.6 million for the three months ended October 30, 2010, an increase of $10.6 million, or 17.4%, from $61.0 million for the three months ended October 31, 2009. Gross profit was $208.5 million for the nine months ended October 30, 2010, as compared to $179.4 million for nine months ended October 31, 2009, an increase of 16.2%.

As a percentage of total revenue, gross profit margins were 35.6% for the three months ended October 30, 2010, as compared to 34.2% for the three months ended October 31, 2009, an increase of 141 basis points. The increase in the gross profit percentage was attributed to the margin expansion of Perry Ellis men’s apparel and accessories, the exit of lower margin mass market private label programs and a prior golf license and the improved margin in our contemporary women’s and Original Penguin businesses. As a percentage of total revenue, gross profit margins were 35.7% for the nine months ended October 30, 2010, as compared to 32.2% for the nine months ended October 31, 2009, a increase of 357 basis points. The increase in the gross profit percentage came from the factors described above, and the addition of the new Callaway business.

Wholesale gross profit margins (which exclude the impact of royalty income) increased to 33.4% for the three months ended October 30, 2010 from 31.7% for the three months ended October 31, 2009. The wholesale gross profit margin percentage increased for the nine months ended October 30, 2010, to 33.6%, as compared to 29.8% for the nine months ended October 31, 2009. The increase for the three and nine months ended October 30, 2010 was attributed to the factors described above.

We also improved EBITDA margin during the three and nine months ended October 30, 2010, by 150 and 243 basis points, respectively, increasing it to 8.4% and 7.6%, respectively, as compared to the same period last year. These increases are primarily due to the increase in our gross profit margin, as explained above, offset by our increase in selling, general and administrative expenses as a percentage of total revenue, as explained below.

The following is a reconciliation of EBITDA margin as compared to gross profit:

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Net income attributed to Perry Ellis International, Inc.	$7,175	$4,138	$16,401	$4,679
Plus:
Depreciation and amortization	2,973	3,292	9,110	10,305
Interest expense	3,181	4,711	10,289	13,295
Net income attributable to noncontrolling interest	138	168	400	265
Income tax (benefit) provision	3,407	(26)	7,966	107

EBITDA	$16,874	$12,283	$44,166	$28,651

Gross profit	$71,587	$60,987	$208,484	$179,429
Less:
Selling, general and administrative expenses and cost on early extinguishment of debt	(54,713)	(48,704)	(164,318)	(150,778)

EBITDA	$16,874	$12,283	$44,166	$28,651

Total revenues	$201,277	$178,551	$583,380	$557,764

EBITDA margin percentage of revenues	8.4%	6.9%	7.6%	5.1%

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

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended October 30, 2010 was $54.7 million, an increase of $6.0 million, or 12.3%, from $48.7 million for the three months ended October 31, 2009. The increase was in line with our expectations. The increase, primarily in our wholesale business, reflects additional promotions and advertising investment in our core brands along with new brands – this includes celebrity endorsements, social media, print advertising as well as promotional events. We believe these investments are integral to building and supporting the brand images in order to complement the superior quality and value of product they bring to the end consumer. Increases were also reflected in investment in our employees through salary increases as well as bonus plans that rewarded improving profitability performance across most of our businesses.

As a percentage of total revenues, selling, general and administrative expenses were 27.2% for the three months ended October 30, 2010, as compared to 27.3% for the three months ended October 31, 2009. As a percentage of total revenue during the third quarter of fiscal 2011, selling, general and administrative expenses remained essentially flat, as compared to the third quarter of fiscal 2010, and in line with our anticipated results.

Selling, general and administrative expenses for the nine months ended October 30, 2010, were $163.6 million, an increase of $12.8 million, or 8.5%, from $150.8 million for the nine months ended October 31, 2009. The increase, primarily in our wholesale business, in selling, general and administrative expenses, on a dollar basis, is attributed to additional promotions and advertising investment in our core brands along with new brands. Increases were also reflected in investment in our employees through salary increases as well as bonus plans that rewarded improving profitability performance across most of our business. Additionally, expenses increased because of our expansion into our new wholesale brands, such as Callaway.

As a percentage of total revenues, selling, general and administrative expenses were 28.0% for the nine months ended October 30, 2010, as compared to 27.0% for the nine months ended October 31, 2009. This increase was in line with our anticipated results and primarily due to the factors explained above.

Depreciation and amortization. Depreciation and amortization for the three months ended October 30, 2010 was $3.0 million, a decrease of $0.3 million, or 9.1%, from $3.3 million for the three months ended October 31, 2009. Depreciation and amortization for the nine months ended October 30, 2010, was $9.1 million, a decrease of $1.2 million, or 11.7%, from $10.3 million for the nine months ended October 31, 2009. The decrease in depreciation and amortization is attributed to the reduction in capital expenditures over the last two years and the closure of several retail locations.

Costs on early extinguishment of debt. During the second quarter of fiscal 2011, we retired $25.0 million of our senior subordinated notes payable. In connection with this retirement, we paid an additional $453,000 in fees and premiums. Additionally we wrote-off approximately $277,000 in unamortized discount and bond fees associated with the retired portion of the senior subordinated notes. The senior subordinated notes were scheduled to mature in September 15, 2013. We did not retire any of our senior subordinated notes during the third quarter of fiscal 2011 or during the nine months ended October 31, 2009.

Interest expense. Interest expense for the three months ended October 30, 2010 was $3.2 million, a decrease of $1.5 million, or 31.9%, from $4.7 million for the three months ended October 31, 2009. Interest expense for the nine months ended October 30, 2010 was $10.3 million, a decrease of $3.0 million, or 22.6%, from $13.3 million for the nine months ended October 31, 2009. The overall decrease in interest expense is primarily attributable to the lower average balance on our senior credit facility and senior subordinated notes payable as compared to the comparable prior year period.

Income taxes. Income tax expense for the three months ended October 30, 2010, was $3.4 million, an increase of $3.4 million as compared to an income tax benefit for $26,000 for the three months ended October 31, 2009. For the three months ended October 30, 2010, our effective tax rate was 31.8% as compared to (0.6%) for the three months ended October 31, 2009. The overall increase in the effective tax rate is attributed to the substantial expiration of unrecognized tax benefits during the third quarter of fiscal 2010 that were specific to the expiration of the statute of limitations on the company’s 2007 U.S. federal tax year, as well as the change in ratio of income between domestic and foreign operations, of which the foreign operations are taxed at lower statutory tax rates.

Our income tax provision for the nine months ended October 30, 2010 was $8.0 million, a $7.9 million increase as compared to $0.1 million for the nine months ended October 31, 2009. For the nine months ended October 30, 2010, our effective tax rate was 32.2% as compared to 2.1% for the nine months ended October 31, 2009. The increase in the effective tax rate is attributed to the substantial expiration of unrecognized tax benefits during the nine months ended October 31, 2009 that were specific to the expiration of the statute of limitations on the company’s 2007 U.S. federal tax year, and the change in ratio of income between domestic and foreign operations, of which the foreign operations are taxed at lower statutory tax rates.

Net income. Net income for the three months ended October 30, 2010 was $7.2 million, an increase of $3.1 million, or 75.6%, as compared to $4.1 million for the three months ended October 31, 2009. Net income for the nine months ended October 30, 2010 was $16.4 million, an increase of $11.7 million, or 248.9%, as compared to net income of $4.7 million for the nine months ended October 31, 2009. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our senior credit facility, and to a lesser extent, on our letter of credit facilities to finance our operations, acquisitions and capital expenditures. We believe that as a result of our increased discipline in our working capital and cash flow management, our working capital requirements will increase slightly for the remainder of the year. As of October 30, 2010, our total working capital was $200.4 million as compared to $188.1 million as of January 30, 2010 and $195.5 million as of October 31, 2009. During the first quarter of fiscal 2010, an underutilized $30 million letter of credit facility was terminated. Traditionally, our letter of credit facilities were used for trade financing. We have shifted our inventory financing strategy from relying on letter of credit facilities to direct trade terms with our vendors, and as such, we did not need the excess capacity provided by this letter of credit facility. Additionally during the third quarter of fiscal 2011, a $3.6 million letter of credit facility was terminated in connection with the termination of our Canadian joint venture. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets which have a net book value of $ 23.8 million at October 30, 2010, have a higher market value. These real estate assets may provide us with additional capital resources. Additional borrowings against these real estate assets, however would be subject to certain loan to value criteria established by lending institutions. Currently we have mortgage loans on these properties totaling $26.5 million.

Net cash provided by operating activities was $23.8 million for the nine months ended October 30, 2010, as compared to net cash provided by operating activities of $74.4 million for the nine months ended October 31, 2009. The decrease of $50.6 million in the level of cash provided by operating activities for the nine months ended October 30, 2010, as compared to the nine months ended October 31, 2009, is primarily attributable to an increase in inventory of $16.1 million as compared to a decrease of inventory of $42.8 million during the same period in fiscal 2010. In line with our expectations, we strategically purchased inventory to secure pricing and capacity which resulted in a 31% increase of inventory as compared to the third quarter of fiscal 2010. The increase was the result of our planning to accelerate receipt of goods in anticipation of possible price increases. Additionally there were increases in operating cash flows attributed to the decrease in accounts receivable of $21.9 million due to increased collection efforts and a decrease in prepaid income taxes of $6.3 million; offset by the reduction of accounts payable, accrued expenses and other liabilities in the amount of $10.4 million and the decrease of unearned revenues of $3.6 million. For the nine months ended October 31, 2009, cash provided by operating activities is primarily attributable to a decrease in accounts receivable of $20.7 million due to lower sales and increased collection efforts, a decrease in inventory of $42.8 million due to improved inventory planning and a decrease of other current assets of $2.1 million; offset by the reduction of accounts payable, accrued expenses and other liabilities in the amount of $9.2 million and the decrease of unearned revenues and other liabilities of $2.9 million.

Despite the increase in inventory for the nine months ended October 30, 2010, our inventory turnover ratio remained relatively flat at 4.4 as compared to 4.5 as of October 31, 2009 due to our improved inventory planning and increased sales.

Net cash used in investing activities was $4.6 million for the nine months ended October 30, 2010, as compared to cash used in investing activities of $1.6 million for the nine months ended October 31, 2009. The net cash used during the first nine months of fiscal 2011 primarily reflects the purchase of property and equipment in the amount of $4.6 million, as compared to net cash used in the purchase of property and equipment in the amount of $2.3 million during the same period in fiscal 2010. Additionally, during fiscal 2010 we sold an intangible asset for a total sales price of $1.8 million, and we received proceeds in the amount of $0.7 million of which the balance was collected in the fourth quarter of fiscal 2011. We anticipate capital expenditures during fiscal 2011 of $6 million to $7 million in technology and systems, retail stores, and other expenditures.

Net cash used in financing activities for the nine months ended October 30, 2010, was $23.8 million, as compared to net cash used in financing activities for the nine months ended October 31, 2009 of $56.4 million. The net cash used during the first nine months of fiscal 2011 primarily reflects the repurchase of senior subordinated notes in the amount of $25.5 million, including redemption premiums and commissions of $0.5 million, the borrowings and payments on our senior credit facility of $403.4 million, the payment for the noncontrolling interest in our Canadian joint venture of $4.6 million and the payment of $11.3 million on our mortgages and capital leases, offset by proceeds from exercises of stock options of $2.4 million and a tax benefit from the exercise of stock options of $2.2 million and the proceeds from our new mortgage loan in the amount of $13.0 million. The net cash used during the first nine months of fiscal 2010 primarily reflects the net payments on our senior credit facility of $54.4 million, the payments of $0.7 million on our mortgages and capital leases, and the purchase of treasury stock of $1.8 million, offset by the proceeds received from the exercise of stock options of $0.3 million.

During fiscal 2010, our Board of Directors authorized us to purchase, from time to time and as market and business conditions warrant, our senior subordinated notes for cash in the open market or in privately negotiated transactions. The amount of senior subordinated notes that may be repurchased or otherwise retired, if any, will be based on parameters approved by the Board of Directors and will depend on market conditions, trading levels of our senior subordinated notes, our cash position and other considerations. Through the third quarter of fiscal 2011, we have repurchased a total of $45.8 million of our senior subordinated notes.

The Board of Directors approved a stock repurchase program, which authorized us to continue to repurchase up to $20 million of our common stock for cash through October 2011. Although the Board of Directors allocated a maximum of $20 million to carry out the program, we were not obligated to purchase any specific number of outstanding shares. No purchases were made during fiscal 2011. Through the third quarter of fiscal 2011, total purchases of $17.4 million were made under this plan.

Senior Credit Facility

Effective March 31, 2010, we entered into an amendment to our senior credit facility. This amendment modified the senior credit facility to permit the sale of all present and future accounts receivable due from Kohl’s to Bank of America, N. A.

The following is a description of the terms of our senior credit facility with Wachovia Bank, National Association, et al, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the line is up to $125 million with the opportunity to increase this amount in $25 million increments up to $200 million; (ii) the inventory borrowing limit is $75 million; (iii) the sublimit for letters of credit is up to $40 million; (iv) the amount of letter of credit facilities allowed outside of the facility is $110 million and (v) the outstanding balance is due at the maturity date of February 1, 2012. At October 30, 2010 we did not have any borrowings under the senior credit facility.

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

Letter of Credit Facilities

As of October 30, 2010, we maintained two U.S. dollar letter of credit facilities totaling $50.0 million and one letter of credit facility totaling $1.0 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. During the third quarter of fiscal 2011, because of the termination of our Canadian joint venture, we cancelled the letter of credit facility utilized by our Canadian joint venture which totaled an estimated $3.6 million. As of October 30, 2010, there was $45.5 million available under the existing letter of credit facilities.

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

In July 2010, we refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The real estate mortgage loan contains certain covenants and we are not aware of any non-compliance with any of our covenants. If we violate any covenants, the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. The loan is due on August 1, 2020. Principal and interest of $83,000 is due monthly based on a 25 year amortization with the outstanding principal due at maturity. Interest is fixed at 5.80%. At October 30, 2010, the balance of the real estate mortgage loan totaled $12.8 million, net of discount, of which $222,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 were due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest was set at 6.25% for the first five years, at which point it would have reset based on the terms and conditions of the promissory note. In June 2010, we negotiated with the bank to accelerate the rate reset that was scheduled to occur in June 2011. The interest rate was reduced to 5.75% per annum. The terms were restated to reflect new quarterly payments of principal and interest of $288,000, based on a 20 year amortization with the outstanding principal due at maturity. At October 30, 2010, the balance of the real estate mortgage loan totaled $13.7 million, net of discount, of which $364,000 is due within one year.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and nine months ended October 30, 2010.

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

Derivatives on $150 Million Senior Subordinated Notes Payable

In August 2009, we entered into an interest rate swap agreement (the “Swap Agreement”) for an aggregate notional amount of $75 million in order to reduce our debt servicing costs associated with our $150 million 8 7/8% senior subordinated notes. The Swap Agreement was scheduled to terminate on September 15, 2013. Under the Swap Agreement, we were entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8 7/8% and were obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the one-month LIBOR rate plus 632 basis points for the period through September 15, 2013. The Swap Agreement had an optional call provision that allowed the counterparty to settle the Swap Agreement at any time with 30 days notice and subject to declining termination premium payments from the counterparty in the event the call was exercised. The Swap Agreement was a fair value hedge as it had been designated against the 8 7/8% senior subordinated notes carrying a fixed rate of interest and converts the fixed interest payments to variable interest payments.

During August 2010, we were notified by the counterparty, that it would by exercising the optional call provision and effectively terminating the Swap Agreement in September 2010. As per the terms of the call provision, we received $1.1 million, its fair value as of the termination date. The fair value of the hedge at the termination date will be amortized over the remaining term of the senior subordinated notes payable.

The Swap Agreement resulted in a decrease to interest expense of $0.1 million and $1.3 million for the three and nine months ended October 30, 2010, respectively. The Swap Agreement resulted in a decrease to interest expense of $0.2 million for the three and nine months ended October 31, 2009. The fair value of the Swap Agreement recorded on our consolidated balance sheet was $1.2 million as of January 30, 2010.

In August 2009, we entered into an interest rate cap agreement (the “$75 million Cap Agreement”) for an aggregate notional amount of $75 million associated with our senior subordinated notes. The $75 million Cap Agreement is scheduled to become effective on December 15, 2010 and terminate on September 15, 2013. The $75 million Cap Agreement was being used to manage cash flow risk associated with our floating interest rate exposure pursuant to the Swap Agreement. The $75 million Cap Agreement does not qualify for hedge accounting treatment. The change in fair value resulted in an increase to interest expense of $0.2 million and $1.5 million for the three and nine months ended October 30, 2010, respectively. The change in fair value resulted in an increase to interest expense of $0.9 million for the three and nine months ended October 31, 2009. The fair value of the $75 million Cap Agreement recorded on our consolidated balance sheet was $1.9 million and $1.2 million as of October 30, 2010 and January 30, 2010, respectively.

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

Item 4: Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) of the Securities Exchange Act. Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 30, 2010 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended October 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6: Exhibits

Index to Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (1)

32.1	Certification of Chief Executive Officer pursuant to Section 1350. (1)

32.2	Certification of Chief Financial Officer pursuant to Section 1350. (1)

(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

December 8, 2010	By:	/S/ ANITA BRITT
Anita Britt, Chief Financial Officer (Principal Financial Officer)

Exhibits Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.