Form 10-K
period 2011-01-29
PERRY ELLIS INTERNATIONAL INC
filed 2011-04-13
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $225,968,365 (as of July 31, 2010).

The number of shares outstanding of the registrant’s Common Stock is 16,169,403 (as of April 11, 2011).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

Portions of the Company’s Proxy Statement for the 2011 Annual Meeting—Part III

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. References in this report to the Rafaella acquisition refer to our acquisition of this brand in January 2011, and references to the Laundry by Shelli Segal and C&C California acquisition refer to our acquisition of these brands in February 2008. In March 2009 we adopted a “retail calendar” fiscal year commencing for fiscal 2010. The retail calendar fiscal year divides a quarter into a series of 4-5-4 equal weeks. Each week begins on a Sunday and ends on the corresponding Saturday. References in this report to annual financial data for Perry Ellis refer to fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009. This Form 10-K contains references to trademarks held by us and those of third parties.

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

FORWARD-LOOKING STATEMENTS

We caution readers that this report and the portions of the proxy statement incorporated by reference into this report include “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “guidance,” “indicate,” “intend,” “may,” “might,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” or “will” or the negative thereof or other variations thereon and similar words or phrases or comparable terminology. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are as set forth below and in various places in this report and in the portions of the proxy statement incorporated by reference, including under the headings Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. These factors include:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers or programs,

•	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future retail and wholesale consolidation,

•	recent and future economic conditions, including turmoil in the financial and credit markets,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	our ability to contain costs,

•	disruptions in the supply chain,

•	our future capital needs and our ability to obtain financing,

•	our ability to protect our trademarks,

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses,

•	our ability to predict consumer preferences and changes in fashion trends and consumer acceptance of both new designs and newly introduced products,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	changes in the costs of raw materials, labor and advertising,

•	our ability to carry out growth strategies including expansion in international and direct to consumer retail markets,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	exposure to foreign currency risk and interest rate risk,

•	possible disruption in commercial activities due to terrorist activity and armed conflict, and

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

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

PART I

Item 1. Business

Overview

We are one of the leading apparel companies in the United States. We manage a portfolio of major brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution in approximately 15,000 selling doors. Our portfolio of highly recognized brands includes the Perry Ellis® family of brands, Axis®, Tricots St. Raphael®, Jantzen®, John Henry®, Cubavera®, the Havanera Co.®, Centro®, Solero®, Natural Issue®, Munsingwear®, Grand Slam®, Original Penguin® by Munsingwear® (“Original Penguin”), Mondo di Marco®, Redsand®, Pro Player®, Manhattan®, Axist®, Savane®, Farah®, Gotcha®, Girl Star®, MCD®, Laundry by Shelli Segal®, C&C California®, and Rafaella®. We also (i) license the Nike® brand for swimwear and swimwear accessories, (ii) license the JAG® brand for men’s and women’s swimwear and cover-ups, (iii) license the Callaway Golf® brand and Top-Flite® for golf apparel, (iv) license the PGA TOUR® brand, including Champions Tour®, for golf apparel, and (v) license Pierre Cardin® for men’s sportswear.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers in the United States, Canada, Mexico, the United Kingdom and Europe. Our largest customers include Kohl’s Corporation (“Kohl’s”), Macy’s, Inc. (“Macy’s”), The Marmaxx Group (TJ Maxx / Marshalls), Dillard’s Inc. (“Dillard’s”), Sam’s Wholesale Club (“Sam’s”), and J.C. Penney Company (“J.C. Penney”). As of March 2, 2011, we operated 38 Perry Ellis and three Original Penguin retail outlet stores located primarily in upscale retail outlet malls across the United States and Puerto Rico. As of March 2, 2011 we also operated one Perry Ellis and one Cubavera retail store located in Miami, Florida and seven Original Penguin retail stores located in upscale demographic markets in the United States. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through three worldwide, 37 domestic, and 94 international license agreements covering over 100 countries.

Our wholesale business, which is comprised of men’s and women’s sportswear, swimwear and swimwear accessories, accounted for 97% of our total revenues in fiscal 2011 and, our licensing business accounted for approximately 3% of our total revenues in fiscal 2011. We have traditionally focused on the men’s sportswear market, which represented approximately 87% of our total revenues in fiscal 2011, while our women’s dresses and casual sportswear and men’s and women’s swimwear markets represented approximately 13% of our total revenues in fiscal 2011. Finally, our U.S. based business represents approximately 91% of total revenues, while our foreign operations represented 9% for fiscal 2011.

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

We believe that we have the following competitive strengths in our industry:

Portfolio of nationally and internationally recognized brands. We currently own or license a portfolio of over 30 brands, which enjoy high recognition within their respective consumer segments. Our brands attract a loyal following of consumers and retailers who desire high quality, well-designed fashion apparel and accessories. We have developed our premier brand, Perry Ellis, into an American sportswear lifestyle brand. Our other owned brands include well-known names such as Cubavera, the Havanera Co., Original Penguin, Rafaella, Laundry by Shelli Segal, C&C California, Redsand, Gotcha and Jantzen. Additionally, we license various brands including Callaway Golf, Top-Flite, Nike, JAG, PGA TOUR and Pierre Cardin. To broaden our brands’ consumer reach into additional categories and geographies, we also license several of our owned brands to third parties. We believe our strong brand recognition supports the strength of the business by helping to define consumer preferences and drive selling space at retailers.

Diversified business model. We believe that our diversified business model allows us to maximize the reach of our brand portfolio while reducing the risk associated with any single brand, product category or point of distribution. We view our business as being diversified:

By brand: We maintain a global portfolio of over 30 highly recognized brands that appeal to fashion conscious consumers across various income levels. We design, source, market and license most of our products on a brand-by-brand basis targeting distinct consumer demographic and lifestyle profiles. For example, we market the Perry Ellis and Original Penguin brands to higher-income consumers and market the Grand Slam, John Henry and the Havanera Co. brands to middle-income consumers. We also market brands that target women through our Laundry by Shelli Segal and C&C California brands, through our family of swimwear products, which include Jantzen, Nike, JAG and Perry Ellis, and through our January 2011 acquisition of the Rafaella brand.

By product: We design and market apparel and accessories in a broad range of both men’s and women’s product categories, which we believe increases the stability of our business. Our menswear offerings include casual sportswear and bottoms, dress shirts and pants, jeans wear, golf apparel, sweaters, sports apparel, swimwear and swim accessories, active wear, outerwear and leather accessories. Our womenswear offerings include dresses, sportswear, swimwear, and swim accessories, and with our 2011 acquisition of the Rafaella brands, we further expanded our sportswear offerings. We believe that our product diversity decreases our dependence on a single product line or fashion trend and contributes substantially to our growth opportunities.

By distribution channel: We market our products across multiple levels of retail distribution, allowing us to reach a broad range of consumers domestically and internationally. We distribute our products through luxury stores, department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers. Our products are distributed through approximately 15,000 doors at some of the nation’s leading retailers, including Kohl’s, Macy’s, TJ Maxx / Marshalls, Dillard’s, Sam’s and J.C. Penney. We also distribute our products through our own retail stores, which include 38 Perry Ellis and three Original Penguin retail outlet stores and one Perry Ellis, one Cubavera and seven Original Penguin full-price retail stores. We also operate e-commerce sites for several of our brands. Finally, we have successfully expanded product and brand distribution in the United Kingdom, Canada, Mexico and Europe, and believe additional opportunities exist for further international expansion of our brand base.

The following table illustrates the current diversity of the brands and products we produce and market and their respective distribution channels:

Distribution Channels	Sportswear	Bottoms/ Jeans Wear	Golf	Action Sportsbrands/ Swim
Luxury Stores	Original Penguin Tricots St. Raphael Axis Laundry by Shelli Segal C&C California	Original Penguin	Callaway Golf

Department Stores	Perry Ellis	Perry Ellis	Callaway Golf	Perry Ellis
	Perry Ellis Portfolio Savane Cubavera Laundry by Shelli Segal Rafaella Rafaella Form & Function	Perry Ellis Portfolio Savane Store Brands Pierre Cardin	PGA TOUR Champions Tour	Nike Swim Jantzen Redsand MCD JAG

Chain Stores	Natural Issue The Havanera Co. Axist John Henry Pierre Cardin Centro	Natural Issue Axist Store Brands	PGA TOUR Pro Player Grand Slam	Nike Swim Gotcha Girl Star JAG

Mass Merchants	Solero Store Brands	Store Brands	Top-Flite Store Brands

Corporate/Resort	Cubavera		Callaway Golf PGA TOUR Munsingwear

Specialty Stores	C&C California Laundry by Shelli Segal Original Penguin			Jantzen Nike Swim Gotcha MCD Redsand JAG

International(1)	Perry Ellis Original Penguin Manhattan Mondo di Marco Farah Laundry by Shelli Segal	Perry Ellis Original Penguin Farah	Grand Slam	Jantzen Nike

Direct Retail	Original Penguin Perry Ellis Cubavera C&C California	Original Penguin Perry Ellis		Original Penguin

(1)	This channel includes Company operated retail stores and concession locations.

Strong relationships with our retailers. We believe that our established relationships with retailers allow us to maximize the selling space dedicated to our products, monitor our brand presentation and merchandising selection, and proactively introduce new brands and products. Because of our quality brands and products, dedication to customer service, design expertise and sourcing capabilities, we have developed and maintained long-standing relationships with our largest customers.

Solid licensing capabilities and relationships. We license many of the brands we own, and, as a result, have gained significant experience in identifying potential licensing opportunities. We have established relationships with many licensees and believe these relationships provide opportunities to grow our revenues and earnings while minimizing capital expenditures and execution risk. We believe that our broad portfolio of brands also appeals to licensees because our brands (i) are solidly positioned in retail outlets at all major levels of retail distribution, (ii) have increased our exposure nationally and internationally and (iii) give licensees the opportunity to sell their products into different distribution channels. For example, a manufacturer of women’s leather bags might license the Laundry by Shelli Segal brand to enter the luxury store channel. By licensing our owned brands, we offer consumers a complete product assortment by brand. We also coordinate our marketing efforts with licensees, thereby maximizing exposure for our brands and our return on investment.

Sophisticated global low-cost sourcing capabilities. We have sourced our products globally for over 45 years and employ sophisticated logistics and supply chain management systems to maintain maximum flexibility. Our network of worldwide company owned sourcing offices and some agents enables us to meet our customers’ needs in an efficient and high quality manner without relying on any one vendor, factory, or country. In fiscal 2011, based on the total units, we sourced our products from Asia (84%), the Americas (8%) and the Middle East (8%). We maintain a staff of over 200 experienced sourcing professionals in six offices in China (including two in Hong Kong), as well as in the United States, South Korea, Taiwan, and Vietnam. Our sourcing offices closely monitor our suppliers and provide strict quality assurance analyses that allow us to consistently maintain our high quality standard for our customers. We have a compliance department that works closely with our quality assurance staff to ensure that our sourcing partners comply with Company-mandated and country-specific labor and employment regulations. We believe that sourcing our products overseas allows us to manage our inventories more effectively while avoiding capital investments in production facilities. Because of our sourcing experience, capabilities and relationships, we believe that we are well positioned to take advantage of the changing textile and apparel quota environment.

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

We use an Oracle Retail system, which enhances our sales planners’ ability to manage our retail customers’ inventory at the SKU level. This system helps maximize the sales and margins of our products by increasing inventory turns for the retailer, which in turn reduces our product returns and markdowns and increases our profitability. We use both PerrySolutions in-house software and Oracle Retail during the assortment planning process to allocate the correct quantities for the initial rollout of product at retail.

Proven ability to integrate acquisitions. We have been successful in selectively acquiring, managing, developing and positioning more than 30 highly recognized brands within our business, including Munsingwear (1996), Perry Ellis (1999), John Henry (1999), Manhattan (1999), Jantzen (2002), the brands owned by Perry Ellis Menswear, LLC and Redsand (2003), Farah and Savane (2005), the action sports Gotcha, Girl Star and MCD brands (2005/2006), the women’s contemporary brands, Laundry by Shelli Segal and C&C California (2008) and most recently Rafaella (2011).

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

Experienced management team. Our senior management team averages more than 30 years in the apparel industry and has extensive experience in growing and rejuvenating brands, structuring licensing agreements, and building strong relationships with global suppliers and retailers. George Feldenkreis, our chairman and chief executive officer, and Oscar Feldenkreis, our vice chairman, president and chief operating officer, have employment agreements through January 31, 2013. Additionally, we have an established and highly experienced team of senior managers who support our business.

Our Business Strategy

Our strategy is to continue to pursue our three-dimensional approach to growth and profitability by developing and enhancing our portfolio of brands, increasing the scope and diversity of our product offerings and broadening distribution for our brands. The key elements of our business strategy include the following:

Continue to strengthen the competitive position and recognition of our brands. We intend to continue enhancing the recognition of our brands by aggressively marketing them to both consumers and retailers. We manage each brand individually, developing a distinct brand and marketing strategy for every product category and distribution channel. We participate in cooperative advertising in print and broadcast media, as well as market directly to consumers through billboards, event and celebrity sponsorships, special event advertisements, online through our e-commerce platform and viral marketing initiatives, and advertisements in selected periodicals. In addition, we continue to have a strong presence at trade shows, such as “M.A.G.I.C.” in Las Vegas, Market Week in New York, PGA in Orlando, Bread and Butter in Europe and golf, surf and swim shows and events throughout the world. Licensing our brands to third parties also enhances brand recognition by providing increased customer exposure domestically and internationally, as well as opportunities for future product extensions.

Continue to diversify our product line. We intend to continue to expand the range of our product lines, thereby capitalizing on the name recognition, popularity, and target customer segmentation of our major brands. For example, our Jantzen acquisition took us into the swim and swim accessories markets, and through the Nike swim and JAG brands into the sports distribution and swim department stores channels. We have used the expertise developed through Jantzen, coupled with the power of the Perry Ellis and Original Penguin brands, to successfully expand our swim business. With the acquisitions of the Rafaella, Laundry by Shelli Segal and C&C California brands, we have significantly strengthened our position in women’s apparel in the United States. Our recent Rafaella acquisition provides us with the potential for product extensions and synergies throughout the Laundry by Shelli Segal, C&C California and Perry Ellis brands. We also see opportunity for the production of swimwear lines for these brands and the licensing of accessories, footwear and fragrances categories. Finally, we will seek further expansion of our womenswear offerings through a continued launch of e-commerce sites.

Increase penetration in each channel. We will continue to selectively pursue new ways to increase our penetration of existing channels of distribution for our products, focusing on maintaining the integrity of our products and reinforcing our image at existing and new retail stores. We will seek to introduce our products to geographic areas and consumer sectors that are presently less familiar with our products. We will also seek to expand our business with our existing customers by offering them products that are compelling and different from those in the marketplace and by capitalizing on our relationships with them by offering them more of our products.

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

•

We re-introduced the Original Penguin brand, to target both Generation X and Generation Y, who are suburban upper-middle class. The product line is primarily sold at upscale department and upper tier specialty stores, as well as in seven of our own upscale retail locations. We believe this brand has continued growth opportunities as we expand our product categories into premium denim and women’s sportswear and dresses, as well as expanding our distribution to include an increasing number of direct retail store locations.

•

With the acquisition of the Laundry by Shelli Segal, C&C California and Rafaella brands, we significantly strengthened our position in women’s apparel in the United States. The Rafaella acquisition provides us with the potential for product extensions and synergies throughout the Laundry by Shelli Segal, C&C California and Perry Ellis Brands. We see opportunity for the production of swimwear lines for these brands. We also see additional potential by licensing out accessories, footwear and fragrances.

•

With the acquisition of the Gotcha, Girl Star and MCD brands, coupled with the growth of our Redsand brand, we will continue to pursue ways to increase our penetration of the action sports brand category.

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

•

We expect to increase the presence of our brands in Europe by leveraging our United Kingdom market position with our Farah brand bottoms. We successfully introduced the Original Penguin brand on a pan European basis in fiscal 2007. We look to generate further expansion of Original Penguin and of our other brands internationally.

•

We are focused on several initiatives to increase our direct to consumer sales, including further expansion of our full-priced retail, our outlet stores and our continued launch of E-commerce web sites.

Expand our licensing opportunities. Licensing our brands to third parties enhances brand recognition by providing increased customer exposure domestically and internationally, as well as opportunities for future product extensions. We intend to continue to license our brands to existing and new licensees as profitable opportunities arise and expand our licensing activities in home, womenswear, sportswear, and fragrances across all geographies. We will continue to provide our licensing partners with strong brands, design expertise and innovative marketing strategies. In addition to the revenues and brand awareness that licensing provides us, we also believe that licensing our brands benefits us by providing significant high-margin operating income.

Pursue strategic acquisitions and opportunities that leverage and enhance our business platforms. We intend to continue our strategy of making selective disciplined acquisitions to expand our portfolio of brands and add new product categories. We intend to pursue acquisition opportunities in a disciplined and opportunistic manner and focus on products or categories that have high consumer awareness and are difficult to duplicate from a technical or logistical standpoint. We will also continue to internally develop new brands and logical extensions of existing brands as opportunities in the marketplace arise. Since our initial public offering in 1993, we have acquired, or obtained licenses for, many brands, including Munsingwear, Perry Ellis, John Henry, Manhattan, Jantzen, JAG, Nike, Mondo di Marco, Axis, Tricots St. Raphael, Redsand, Pro Player, PGA TOUR, Savane, Farah, Champions Tour, Gotcha, Girl Star, MCD, Laundry by Shelli Segal, C&C California, Callaway Golf, Top-Flite, Pierre Cardin, and most recently, Rafaella. We believe that our history of selectively acquiring under-marketed or under-performing brands and incorporating them into our efficient infrastructure generates a superior return on investment for us.

Recent Developments

On March 2, 2011 we entered into underwriting agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as representatives of the underwriters that are parties thereto (the “Underwriting Agreements”) in connection with common stock and senior subordinated offerings.

Pursuant to the Underwriting Agreement relating to the common stock offering, we agreed to sell, and the underwriters agreed to purchase, 2.0 million shares of our common stock at a price to the public of $28.00 per share and an underwriting discount of $1.40 per share, resulting in net proceeds to us before offering expenses of $26.60 per share, or $53.2 million in aggregate net proceeds. We used the net proceeds from the common stock offering to repay a portion of the amounts outstanding under our senior credit facility.

Pursuant to the Underwriting Agreement relating to the senior subordinated notes offering, we agreed to sell, and the underwriters agreed to purchase, $150 million in aggregate principal amount of our 7 7/8% Senior Subordinated Notes Due 2019 at a price to the public of 100.00% of par and an underwriting discount of 2.0%, resulting in aggregate net proceeds to us of $147.0 million,. We used the net proceeds of the senior subordinated notes offering first to redeem our outstanding 8 7/8% Senior Subordinated Notes Due 2013 at a redemption price of 101.4792% of the outstanding principal amount, plus accrued and unpaid interest, and the remaining net proceeds were used to repay a portion of the amounts outstanding under our senior credit facility.

On January 28, 2011, we completed the acquisition of substantially all of the assets of Rafaella Apparel Group, Inc., an entity controlled by affiliates of Cerberus Capital Management, L.P. Rafaella is a leading designer, sourcer, marketer and distributor of a full line of women’s sportswear. The consideration paid by us totaled $80 million in cash and a warrant to purchase 106,564 shares of our common stock. This purchase included Rafaella’s inventory, receivables, purchase orders and intellectual property. We assumed certain liabilities of Rafaella, including, among other things, certain accounts payable, accrued liabilities and certain letters of credit. We funded the acquisition through our senior credit facility.

The acquisition of the Rafaella brands provides us with the opportunity to extend product offerings to additional retail customers. We also see the opportunity to build sportswear collections under our existing brands such as Laundry by Shelli Segal, C&C California and Perry Ellis. The Rafaella brands target a value-conscious, yet fashion-minded, consumer and are distributed through several major department stores.

In August 2009, we entered into a licensing agreement with Pierre Cardin to design, manufacture, and distribute Pierre Cardin sportswear apparel in the United States, Puerto Rico, and the U.S. Virgin Islands.

In March 2009, we entered into a licensing agreement with Callaway Golf Company to design, manufacture and distribute Callaway golf and sportswear apparel in North America. Subsequently, we amended the licensing agreement to include Top-Flite.

In February 2008, we completed the acquisition of Laundry by Shelli Segal and C&C California brands from Liz Claiborne Inc. (“Liz Claiborne”) for $34.0 million, including all rights, titles, interests, tangible and intangible assets, and $6.9 million of inventory. We funded this acquisition through our senior credit facility.

Brands

In fiscal 2011, approximately 82% of our net sales were from branded label sales compared to 83% in fiscal 2010. We currently own and license nationally and internationally over 30 recognized brands and the products are sourced for and sold throughout all major levels of retail distribution. Our owned brands include the Perry Ellis family of brands, Axis, Tricots St. Raphael, Jantzen, John Henry, Cubavera, the Havanera Co., Centro, Solero, Natural Issue, Munsingwear, Grand Slam, Original Penguin, Mondo di Marco, Redsand, Pro Player, Manhattan, Axist, Savane, Farah, Gotcha, Girl Star, MCD, Laundry by Shelli Segal, C&C California, and Rafaella. We also distribute the Nike, JAG, Champions Tour, PGA TOUR, Callaway Golf, Top-Flite and Pierre Cardin brands under license arrangements.

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

Perry Ellis. The Perry Ellis, Perry Ellis Portfolio and Perry Ellis America brands together propose a lifestyle inspired by a witty vision of American Sportswear updated to address current trends, and does so with a strong focus on quality, value, comfort and innovation. The Perry Ellis lifestyle appeals primarily to higher-income, fashion conscious, professional men. The Perry Ellis branded products are sold in upscale and major department stores, both domestic and international, as well as online at www.perryellis.com and at branded stores. We also license the Perry Ellis brand to third parties for a wide variety of apparel and non-apparel products.

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

Laundry by Shelli Segal. Laundry by Shelli Segal, founded in 1988, has been a leader in the contemporary dress market for over 20 years. The label is a reflection of the “LA Girl” – feminine and contemporary with a fun and flirty attitude, always demanding the next fashion statement. Laundry by Shelli Segal offers must-have clothes for a 24/7 lifestyle, from work to play, bringing luxury and creating fashion forward designs for the consumer in the know. Sought after by fashionistas and Hollywood A-listers alike, the label attracts multiple celebrities. The brand is available in premium department stores and luxury specialty retailers, as well as internationally. Laundry by Design (“LBD”), the little sister of Laundry by Shelli Segal, is the collection inspired by the next generation girl who loves to shop and stand out in the crowd. LBD is value priced and answers the need for the more youthful, carefree girl that wants the of-the-moment trends.

Rafaella. Founded in 1982, Rafaella focuses on understanding the needs of the modern woman who leads an on-the-go lifestyle. The brand’s continued success is a result of combining luxury fabrics and great style with an impeccable fit, and is how the brand eventually became famous for “The Perfect Fitting Pant”. The brand is currently distributed through better department stores.

Original Penguin. We re-introduced the Original Penguin brand with its signature penguin icon logo in fiscal 2003, which is a lifestyle product for the Generation X and Y men in the urban and suburban upper-middle class. The Original Penguin lifestyle re-defines the terms geek-chic and eccentric preppy with a strong focus on Americana and vintage inspired looks. The line offers a complete array of products updating the looks that its targeted consumers’ fathers loved to wear. The product line is sold worldwide at upscale department and upper tier specialty stores and includes apparel, shoes and accessory items. The brand is also sold through 10 stand-alone stores in the USA and several international flagships in Great Britain, South Africa, Argentina, Chile and the Philippines. It is also sold online at www.originalpenguin.com.

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

Farah. Farah was born in the 1920s in El Paso, Texas, and became a cult classic in the United Kingdom in the 1970s. The brand has recently been resurrected to capture the interest of young, fashion-conscious men through innovative marketing and sportswear which draws inspiration from Farah design archives. Meanwhile, a line of Farah brand bottoms appealing to comfort- and value-minded men currently holds a large market share position in the U.K. Its products are widely distributed in premium and better department stores, specialty stores, discount club markets.

John Henry. John Henry offers a dress casual collection perfect for “9 to 9 dressing” with an updated attitude while offering quality and value. The brand is available at national and regional stores.

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

Redsand. Rooted in the coastal lifestyle of Southern California, the independent spirit of this brand is influenced by a passion for surf, travel, music, and art. Featuring an organic sensibility, creative details and a timeless look, Redsand is designed to inspire self-expression. The brand is sold at regional department stores.

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

Tricots St. Raphael. Throughout 30 years Tricots St. Raphael has built a reputation of luxury and sophistication. Impeccably designed sweaters and knits provide discerning men with distinctive patterns and a rich harmony of colors to outfit their refined lifestyle. Sportswear and sweaters are primarily targeted to department stores.

Mondo di Marco. The Mondo di Marco collection represents the essence of its Italian heritage with a modern sportswear approach and appeals to status-driven men. The brand is primarily targeted to department stores and upper tier specialty stores.

PGA TOUR and Champions Tour. We are the exclusive U.S. men’s apparel licensee for the PGA TOUR and Champions Tour brands for department and chain store channels of distribution. This license was originally acquired in 2004 and has recently been extended through 2012. The PGA TOUR features the game’s biggest names and most competitive players in the world. The official season is covered in virtually every major market in North America with hundreds of thousands of on-site fans and millions of television viewers worldwide. The brand is sold to mid-tier department stores and sporting good stores. Our agreement with the PGA TOUR also includes the rights to sell apparel under the Champions Tour label. The Champions Tour showcases the most accomplished and revered players in golf. Formerly called the Senior PGA TOUR, the Champions Tour has been labeled the most successful senior sports venture in history. Champions Tour apparel is sold in major department and national chain stores, as well as in the off-course golf channel. Products under both the PGA TOUR and the Champions Tour label include golf shirts, outerwear, sweaters, pants and shorts.

Nike. We are the swimwear licensee in the USA, Canada and Mexico for Nike, the world’s leading sports and fitness company, to design, market and distribute men’s, women’s and children’s competitive and active swimwear, as well as swim related apparel and accessories. Nike swim products are sold throughout team dealers, sporting goods, better specialty and department stores. The agreement was recently renewed and runs through 2014.

Jag. We acquired the license for Jag in 2006. This brand has been a major player in the swimwear arena for the past two decades. Jag swimwear is intended for an active woman seeking functionality and style from her swimwear. It is sold in major department stores, national chains and specialty stores. The current agreement runs through June 2014.

Callaway Golf. We became the official apparel licensee of Callaway Golf Company in March 2009. We have licensed the use of the Callaway Golf trademark to design, source and sell Callaway Golf brand apparel in North America. The Callaway Golf apparel men’s collection and sport range includes classic and fashion lines featuring knit and woven shirts, pullovers, jackets, sweaters, vests, pants, shorts, headwear and accessories. The collection range designs focus on sophisticated styling using luxury fabrics while the sport range designs aim to appeal to the active consumer. The agreement runs through December 2014 with an option for an extension until 2019.

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

Private Label. In addition to our sales of branded products, we sell products to retailers for sale under the labels of their own store lines. We sell private label products to Kohl’s, Dillard’s, J.C. Penney, Sears, BJ’s Wholesale Club, and Stein Mart, Inc. Private label sales generally yield lower gross margins than sales of comparable branded products. Private label sales accounted for approximately 18% and 17% of our net sales during fiscal 2011 and 2010, respectively. The majority of our fiscal 2011 and 2010 private label sales related to our bottoms product category, which utilizes our production and replenishment expertise.

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

Our products include:

Tops. We offer a broad line of sport shirts, dress shirts, sweaters, fleece, outerwear and jackets. This includes cotton and cotton-blend printed, yarn-dyed and solid knit shirts, cotton woven shirts, silk, cotton and rayon printed button front sport shirts, linen sport shirts, golf shirts, and embroidered knits and woven shirts. Our shirt line also includes dress shirts, dress casual shirts, brushed twill shirts, jacquard knits and yarn-dyed flannels. Additionally, we are one of the leading distributors of guayabera-style shirts in the United States. We market shirts under a number of our own brands as well as the private labels of our retail customers. Our tops are produced in a wide range of men’s sizes, including sizes for the big and tall men’s market. Sales of tops accounted for approximately 44%, 42% and 45% of our net sales during fiscal 2011, 2010, and 2009, respectively.

Bottoms. Our bottoms line includes a variety of styles of wool, wool-blend, linen and polyester/rayon dress pants, casual pants in cotton and polyester/cotton and linen/cotton walking shorts. We market our bottoms as single items or as a collection to complement our shirt lines. Sales of bottoms accounted for approximately 38%, 39% and 38% of our net sales during fiscal 2011, 2010, and 2009, respectively.

Swimwear. Our swimwear line includes women’s, men’s and junior’s swimwear and accessories. Sales of swimwear and accessories accounted for approximately 10%, 11% and 11% of net sales during fiscal 2011, 2010 and 2009, respectively.

Women’s Dress and Contemporary. Laundry by Shelli Segal and C&C California have increased our distribution of women’s contemporary products, both in the dress and sportswear product category. During 2011, 2010 and 2009, sales in this product category represented approximately 3% of net sales.

Accessories. We also offer accessories under our existing brands, as well as private label. The majority of the accessories we sell are leather accessories. Accessories accounted for approximately 5%, 5% and 3% of net sales during each of fiscal 2011, 2010 and 2009, respectively.

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

As of January 29, 2011, we were the licensor in 134 license agreements, 3 worldwide, 37 domestic and 94 international, for various products including footwear, men’s suits, sportswear, dress shirts and bottoms, underwear, loungewear, outerwear, active wear, neckwear, fragrances, eyewear, accessories and home. Wholesale sales of licensed products by our licensees were approximately $530 million, $500 million and $511 million in fiscal 2011, 2010, and 2009, respectively. We received royalties from these sales of approximately $26.4 million, $24.9 million and $25.4 million in fiscal 2011, 2010, and 2009, respectively. We believe that our long-term licensing opportunities will continue to grow domestically and internationally. See our Consolidated Financial Statements and the related notes in this report for further information.

Although the Perry Ellis brand has international recognition, we still perceive the brand to be under-penetrated in international markets such as Europe, Latin America and Asia. We are actively attempting to obtain licensees for the Perry Ellis brand in international markets. We believe that our brand and licensing experience will enable us to capitalize on these international opportunities and that our operations in the United Kingdom will assist us in this endeavor. In addition, we believe that the Jantzen brand’s history of over a century will allow us to take advantage of many domestic and international licensing opportunities.

In the contemporary market, we have been successful with licensing our Original Penguin brand, both domestically and internationally, in categories such as footwear, eyewear, hats, watches and neckwear. We also believe the addition of Laundry by Shelli Segal and C&C California, and most recently Rafaella provides multiple licensing opportunities such as accessories, footwear and fragrance.

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

We operate 38 Perry Ellis and three Original Penguin retail outlet stores, one Perry Ellis and one Cubavera retail store and seven Original Penguin retail stores. We also have e-commerce web sites for our Perry Ellis, Cubavera, Original Penguin brands, and C&C California.

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

We sell merchandise to a broad spectrum of retailers, including national and regional chain, upscale department, mass merchant and specialty stores. Our largest customers include Kohl’s, Macy’s, Dillard’s, Sam’s, and TJ Maxx / Marshalls. We have developed and maintained long-standing relationships with these customers. We also sell merchandise to corporate wear distributors.

Net sales to our five largest customers accounted for approximately 50%, 53% and 46% of net sales in fiscal 2011, 2010, and 2009, respectively. For fiscal 2011, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 19% and 11% of net sales, respectively. For fiscal 2010, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 20% and 11% of net sales, respectively. For fiscal 2009, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 17%, and 12% of net sales, respectively.

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

While we continue to utilize traditional marketing and advertising vehicles such as print and media, we have also increased our focus on social media. Utilizing such areas as the company e-commerce platform, brand ambassadors, and Facebook, we have expanded our reach to customers who utilize these branding and shopping forums.

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

Sales and receivables are recorded when inventory is shipped. Our backlog of orders includes confirmed and unconfirmed orders, which we believe, based on our past experience and industry practice will be confirmed. As of April 1, 2011, the backlog for orders of our products, all of which are expected to be shipped during fiscal 2012, was approximately $459 million, as compared to approximately $419 million as of April 1, 2010. The backlog as of April 1, 2011 includes orders for Rafaella. The amount of unfilled orders at a point in time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and the scheduling of the sourcing and shipping of the product, which in most cases depends on the desires of the customer. Our backlog is also affected by an on-going trend among retailers to reduce the lead-time on their orders. In recent years, our customers have been more cautious of their inventory levels and have delayed placing orders and re-orders compared to our previous experience. Due to these factors a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Supply of Products and Quality Control

We currently use independent contract manufacturers to supply the substantial majority of the products we sell. Of the total units of sourced products in fiscal 2011, 84% was sourced from suppliers in Asia, 8% was sourced from suppliers in the Americas and 8% was sourced from suppliers in the Middle East, respectively. We believe that the use of numerous independent contract manufacturers allows us to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and the costs of maintaining and operating production facilities. We have had relationships with some suppliers for over 30 years, however, none of these relationships are formal or require either party to purchase or supply any fixed quantity of product.

The vast majority of our products are purchased as “full packages,” where we place an order with the supplier and the supplier purchases all the raw materials, assembles the garments and ships them to our distribution facilities or third party facilities.

We maintain a staff of experienced sourcing professionals in six offices in China (including two in Hong Kong), as well as the United States, South Korea, Taiwan, and Vietnam. This staff sources our products worldwide, monitors our suppliers’ purchases of raw material, and monitors production at contract manufacturing facilities in order to ensure quality control and timely delivery. We also operate through independent agents in Asia and the Middle East. Our personnel based in our Miami, Florida office perform similar functions with respect to our suppliers in the Americas. We conduct inspections of samples of each product prior to cutting by contractors, during the manufacturing process and prior to shipment. We also have full-time quality assurance inspectors in Latin America and the Caribbean and in each of our overseas offices.

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

Employees

As of April 1, 2011, we had approximately 2,400 employees worldwide compared to approximately 2,200 employees as of March 1, 2010. None of our employees is subject to a collective bargaining agreement. We consider our employee relations to be satisfactory.

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

We derive a significant amount of our revenues from a few major customers. For example, net sales to our five largest customers accounted for approximately 50%, 53% and 46% of net sales for fiscal 2011, 2010 and 2009, respectively. For fiscal 2011, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 19% and 11% of net sales, respectively. For fiscal 2010, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 20% and 11% of net sales, respectively. For fiscal 2009, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 17%, and 12% of net sales, respectively. A significant decrease in business from or loss of any of our major customers could harm our financial condition by causing a significant decline in revenues.

We do not have long-term contracts with any of our customers and purchases generally occur on an order-by-order basis. We believe that purchasing decisions are generally made independently by individual department stores within a company-controlled group. There has been a trend, however, toward more centralized purchasing decisions. As such decisions become more centralized, the risk to us of such concentration increases. Furthermore, our customers could curtail or cease their business with us because of changes in their strategic and operational initiatives, such as an increased focus on private label, consolidation with another retailer, changes in our customer’s buying patterns, financial instability and other reasons. If our customers curtail or cease business with us, our revenues could significantly decrease and our financial condition could be significantly harmed.

Recent and future economic conditions, including turmoil in the financial and credit markets, may adversely affect our business.

Recent economic conditions may adversely affect our business, our customers, and our financing and other contractual arrangements. In addition, conditions may remain depressed in the future or may be subject to further deterioration. Recent and future developments in the United States and global economies may lead to further reductions in consumer spending, which could have an adverse effect on the sales of our products. Such events could adversely affect the business of our wholesale and retail customers, which may among other things, result in financial difficulties leading to restructuring, bankruptcies, liquidations, and other unfavorable events of our customers, and may cause such customers to reduce or discontinue orders of our products. Financial difficulties of our customers may also affect the ability of our customers to access credit markets or lead to higher credit risk relating to receivables from customers. Recent or future turmoil in the financial and credit markets could make it more difficult for us to obtain financing or refinance existing debt when the need arises or on terms that would be acceptable to us.

Domestic and international political situations may also affect consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to further decreases in consumer spending.

The worldwide apparel industry is heavily influenced by general economic conditions.

The apparel industry is highly cyclical and heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with cycles in the disposable income of consumers. Our wholesale customers may anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. Accordingly, a reduction in consumer spending in any of the regions in which we compete as a result of any substantial deterioration in general economic conditions (including as a result of uncertainty in world financial markets, weakness in the credit markets, the recent housing slump in the United States, increases in the price of fuel, international turmoil or terrorist attacks) or increases in interest rates could adversely affect the sales of our products.

We may not be able to anticipate consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers and result in a significant decrease in net sales.

Our failure to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect acceptance of our products by retailers and consumers and may result in a significant decrease in net sales or leave us with a substantial amount of unsold inventory. We believe that our success depends on our ability to anticipate, identify and respond to changing fashion trends in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We may not be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, any new products or brands that we introduce may not be successfully received by retailers and consumers. Due to the acquisitions of Laundry by Shelli Segal, C&C California and Rafaella, we have increased our exposure to women’s apparel, thus making us subject to additional changes in fashion trends as women’s fashion trends have historically changed more rapidly than men’s. If our products are not successfully received by retailers and consumers and we are left with a substantial amount of unsold inventory, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory. If this occurs, our business, financial condition, results of operations and prospects may be harmed.

The failure of our suppliers to use acceptable ethical business practices could cause our business to suffer.

We require our suppliers to operate in compliance with applicable laws and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we or our customers’ operating guidelines may require additional obligations in those areas. We do not, however, control our suppliers or their labor and other business practices. If one of our suppliers violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of finished products to us could be interrupted, orders could be cancelled, relationships could be terminated and our reputation could be damaged. Any of these events could have a material adverse effect on our revenue and, consequently, our results of operations.

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

We are dependent upon the revenues generated by our licensing of brands from third parties, and the loss or inability to renew certain of these licenses could reduce our net income.

The interruption of the business of third parties that license their brands to us could adversely affect our net income. We currently license the Nike, JAG, Champions Tour, PGA TOUR, Callaway Golf, Top-Flite and Pierre Cardin brands from third parties. These licenses vary in length of term, renewal conditions and royalty obligations. The average term of these licenses is three to five years with automatic renewals depending upon whether we achieve certain targeted sales goals. We may not be able to renew or extend any of these licenses on favorable terms, if at all. If we are unable to renew or extend any of these licenses, we could experience a decrease in net income.

We are dependent upon the revenues generated by the licensing of our brands to third parties, and the loss or inability to renew certain of these licenses could reduce our royalty income and consequently reduce our net income.

The loss of several licensees of our brands at any one time could adversely affect our royalty income and net income. Royalty income from licensing our brands to third parties accounted for $26.4 million, or 3% of total revenues, for the fiscal 2011 and for $24.9 million, or 3% of total revenues, for fiscal 2010. These licenses vary in length of term, renewal conditions and royalty obligations. The average term of these licenses is three to five years with automatic renewals depending upon whether certain targeted sales goals are met. We may not be able to renew or extend any of these licenses on favorable terms, if at all. If we are unable to renew or extend any of these licenses, we could experience a decrease in royalty income and net income.

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

Our sales and operating results are influenced by weather patterns and natural disasters.

Like other companies in the apparel industry, our sales volume may be adversely affected by unseasonable weather conditions or natural disasters, which may cause consumers to alter their purchasing habits or result in a disruption to our operations. Because of the seasonality of our business and the concentration of a significant proportion of our customers in certain geographic regions, the occurrence of such events could disproportionately impact our business, financial condition and operating results.

We are subject to United States federal and state laws and, and if any of the laws or regulations are amended or if new laws or regulations are adopted, compliance could become more expensive and directly affect our income.

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

Because we do business abroad, our business could be harmed if changes in political or economic stability, laws, exchange rates, or foreign trade policies should occur.

Our relationship with our foreign suppliers subjects us to the risks of doing business abroad. Because some of our suppliers are located at great geographic distances from us, our transportation costs are increased and longer lead times are required, which reduces our flexibility. Our finished goods are also subject to import duties, quotas and other restrictions. Other risks in doing business with foreign suppliers include political or economic instability, any significant fluctuations in the value of the dollar against foreign currencies, terrorist activities, and restrictions on the transfer of funds. Our efforts to maintain compliance with local laws and regulations may require us to incur significant expenses, and our failure to comply with such laws may expose us to potential liability, which could have an adverse effect on our results of operations.

Although we have not been affected in a material way by any of the foregoing factors, we cannot predict the likelihood or frequency of any such events occurring and any material disruption may have an adverse affect on our business.

We may face challenges integrating the operations of our recently acquired brands or any businesses we may acquire, which may negatively impact our business.

As part of our strategy of making selective acquisitions, we acquire new brands and product categories, including our acquisition of Rafaella on January 28, 2011. Acquisitions have inherent risks, including the risk that the projected sales and net income from the acquisition may not be generated, the risk that the integration is more costly and takes longer than anticipated, risks of retaining key personnel, and risks associated with unanticipated events and unknown legal liabilities. Any of these and other risks may harm our business. We cannot assure you that any acquisition will not have a material adverse impact on our financial conditions and results of operations.

With respect to previous acquisitions, we faced challenges in consolidating functions and integrating management procedures, personnel and operations in an efficient and effective manner, which if not managed as projected, could have negatively impacted our business. Some of these challenges included increased demands on management related to the significant increase in the size and diversity of our business after the acquisition, the dedication of management’s attention to implement our strategies for the business, the retention and integration of key employees, determining aspects of the acquired business that were to be kept separate and distinct from our other businesses, and difficulties in assimilating corporate culture and practices into ours. We expect that we will face similar challenges as we continue the integration of Rafaella and if we make significant acquisitions in the future.

We have a significant amount of debt, which could have important negative consequences to us, including making it difficult for us to satisfy all of our obligations in the event we experience financial difficulties.

We have a significant amount of debt. As of January, 2011, we had approximately $229.1 million of debt outstanding (excluding amounts outstanding under our letter of credit facility). Our indebtedness could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to our senior subordinated notes being offered in our concurrent offering,

•

increasing our vulnerability to adverse general economic and industry conditions, as we are required to devote a proportionally greater amount of our cash flow to paying principal and interest on our recently issued debt,

•	limiting our ability to obtain additional financing to fund capital expenditures, acquisitions and other general corporate requirements,

•

requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures, acquisitions or other general corporate purposes,

•	increasing our vulnerability to adverse changes in governmental regulations,

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and

•	placing us at a competitive disadvantage compared to our less leveraged competitors during periods in which we experience lower earnings and cash flow.

Our ability to pay interest on our indebtedness and to satisfy our other debt obligations will depend upon, among other things, our future operating performance and cash flow and our ability to refinance indebtedness when necessary. Each of these factors is, to a large extent, dependent on general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If, in the future, we cannot generate sufficient cash from operations to make scheduled payments on our indebtedness or to meet our liquidity needs or other obligations, we will need to refinance our existing debt, obtain additional financing or sell assets. If we are unable to do so, we cannot assure you that we will be able otherwise to renegotiate or refinance any of our debt, or obtain additional debt, on commercially reasonable terms or at all. We cannot assure you that our business will generate cash flow, or that we will be able to obtain funding sufficient to satisfy our debt service requirements.

Our profitability may decline as a result of increasing pressure on margins.

The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer spending patterns. These factors may cause us to reduce our sales prices to retailers and consumers, which could cause our gross margin to decline if we are unable to appropriately manage inventory levels and/or reduce our operating costs. If we fail to adequately manage our product costs or operating expenses, our profitability will decline. This could have a material adverse effect on our results of operations, liquidity and financial condition.

Our ability to conduct business in international markets may be affected by legal, regulatory, political and economic risks.

Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is subject to risks associated with international operations. These include:

•	the burdens of complying with a variety of foreign laws and regulations,

•	unexpected changes in regulatory requirements,

•	new tariffs or other barriers in some international markets,

•	political instability and terrorist attacks,

•	changes in diplomatic and trade relationships, and

•	general economic fluctuations in specific countries or markets.

We cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the United States, the European Union, countries in Asia, or other countries upon the import or export of our products in the future, or what effect any of these actions would have on our business, financial condition or results of operations. Changes in regulatory, geopolitical, social or economic policies and other factors may have a material adverse effect on our business in the future or may require us to significantly modify our current business practices.

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

The apparel industry is highly competitive and fragmented. Our competitors include numerous apparel designers, manufacturers, importers and licensors, many of which have greater financial and marketing resources than us. We believe that the principal competitive factors in the apparel industry are:

•	brand name and brand identity,

•	timeliness, reliability and quality of services provided,

•	market share and visibility,

•	the ability to obtain sufficient retail floor space,

•	price, and

•	the ability to anticipate customer and consumer demands and maintain appeal of products to customers.

The level of competition and the nature of our competitors varies by product segment with low-margin, mass-market manufacturers being our main competitors in the less expensive segment of the market and U.S. and foreign designers and licensors competing with us in the more upscale segment of the market. If we do not maintain our brand names and identities and continue to provide high quality and reliable services on a timely basis at competitive prices, we may not be able to continue to successfully compete in our industry. If we are unable to compete successfully, we could lose one or more of our significant customers, which, if not replaced, could negatively impact our sales and financial performance.

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

We may have additional tax liabilities.

We are subject to income taxes in the United States and many foreign jurisdictions. In addition to judgments associated with valuation accounts, our current tax provision can be affected by our mix of income and identification or resolution of uncertain tax positions. Because income from domestic and international sources may be taxed at different rates, the shift in mix during a year or over years can cause the effective tax rate to change. We regularly are under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of our tax liabilities as a result of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our financial position, results of operations, or cash flows in the period or periods for which that determination is made. In addition, there have been proposals to reform U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. We earn a portion of our income in foreign countries. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

We depend on certain key personnel the loss of which could negatively impact our ability to manage our business.

Our future success depends to a significant extent on retaining the services of certain executive officers and directors, in particular George Feldenkreis, our Chairman of the Board and Chief Executive Officer, and Oscar Feldenkreis, our Vice Chairman, President and Chief Operating Officer. They are each party to an employment agreement that expires in 2013. The loss of the services of either George Feldenkreis or Oscar Feldenkreis, or any other key member of management, could have a material adverse effect on our ability to manage our business. Our continued success is dependent upon our ability to attract and retain qualified management and operational personnel to support our future growth. Our inability to do so may have a significant negative impact on our ability to manage our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The general location, use, ownership status, approximate size, and lease expiration dates of the principle properties which we currently occupy are set forth below:

Location	Use	Lease Expiration	Ownership Status	Approximate Area in Square Feet
Miami, Florida	Principle Executive and Administrative Offices; Warehouse and Distribution Facility	N/A	Owned	240,000

Miami, Florida	Distribution and Administrative Functions	July 2014	Leased	66,000

Seneca, South Carolina	Distribution Center	N/A	Owned	345,000

Winnsboro, South Carolina	Distribution Center	N/A	Owned	380,000

Tampa, Florida	Distribution Center	N/A	Owned	305,000

Beijing, China	3 Administrative Office Units	N/A	Owned	12,000

New York City, New York	Office, Design and Showrooms	December 2012 thru December 2017	Leased	193,000

Portland, Oregon	Office Space	August 2012	Leased	19,427

Irvine, California	Office Space	August 2011	Leased	5,250

Commerce, California	Office Space	December 2012	Leased	39,400

Witham, UK	Distribution and Administrative Functions	2016	Leased	70,000

In addition, we lease several locations in Texas, Wisconsin, and California totaling approximately 9,400 square feet of office space. We also lease 50 retail stores, comprising approximately 142,000 square feet of selling space.

In addition, we lease several locations internationally totaling approximately 50,000 square feet of office and retail space.

Our principle executive and administrative office, warehouse and distribution facility is encumbered by a $12.7 million mortgage, due on August 1, 2020. The facility in Tampa, Florida is encumbered by a $13.7 million mortgage due on June 7, 2016. During fiscal 2009, we closed our Winnsboro distribution facility and such property is currently listed for sale.

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

	High	Low
Fiscal Year 2011
First Quarter	$26.75	$14.92
Second Quarter	25.98	16.85
Third Quarter	25.04	18.32
Fourth Quarter	30.01	21.35
Fiscal Year 2010
First Quarter	$7.37	$3.46
Second Quarter	9.72	5.60
Third Quarter	19.15	8.06
Fourth Quarter	16.92	13.34

(b)	Holders

As of April 11, 2011, there were approximately 140 registered shareholders of record of our common stock. We believe the number of beneficial owners of our common stock is in excess of 2,300.

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

(d)	Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information for Fiscal 2011

The following table summarizes as of January 29, 2011 the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders(1)	1,717,326	$10.81	840,431
Equity compensation plans not approved by security holders	—	—	—

Total	1,717,326	$10.81	840,431

(1)	Represents awards made pursuant to our 2002 Equity Compensation Plan, our 1993 Stock Option Plan and our 2005 Long Term Plan, as amended and restated.

(e)	Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return on the Nasdaq Composite and The S&P Apparel, Accessories & Luxury Goods Index commencing on February 1, 2006 and ending January 29, 2011. The graph assumes that $100 was invested on February 1, 2006 in our common stock or in the Nasdaq Composite Index and The S&P Apparel, Accessories & Luxury Goods Index, and that all dividends are reinvested. Past performance is not necessarily indicative of future performance.

Company / Index	Base 2006	2007	2008	2009	2010	2011
Perry Ellis International, Inc.	$100.00	$222.23	$129.62	$28.36	$118.39	$207.90
NASDAQ Composite	100.00	109.00	107.45	66.46	97.13	123.13
S&P Apparel, Accessories & Luxury Goods	100.00	127.73	92.14	48.33	91.33	128.43

(f)	Sales of Unregistered Securities

On January 28, 2011, the Company issued a warrant to purchase 106,564 shares of the Company’s common stock to Rafaella at an exercise price of $0.01 per share. The warrant was issued as part of the consideration for the acquisition of substantially all of the assets of Rafaella. The warrant is exercisable commencing on the business day immediately following the first business day after the closing of the acquisition on which the closing price of the Company’s common stock equals or exceeds $28.152 and expires two years following the closing date of the acquisition. The warrant was issued in a transaction exempt from registration under the Securities Act pursuant to Section 4(2) thereof because the transaction was a private sale.

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

Fiscal Years Ended	January 29, 2011	January 30, 2010	January 31, 2009	January 31, 2008	January 31, 2007
Income Statement Data:
Net sales	$763,884	$729,217	$825,868	$838,465	$807,616
Net royalty income	26,404	24,985	25,429	25,401	22,226

Total revenues	790,288	754,202	851,297	863,866	829,842
Cost of sales	507,829	505,104	573,046	572,232	554,046

Gross profit	282,459	249,098	278,251	291,634	275,796
Selling, general and administrative expenses	220,018	200,356	236,840	215,873	204,883
Depreciation and amortization	12,211	13,625	14,784	13,278	11,608
Impairment on long-lived assets	392	254	22,299	—	—

Operating income	49,838	34,863	4,328	62,483	59,305
Costs on early extinguishment of debt	730	357	—	—	2,963
Impairment on marketable securities	—	—	2,797	—	—
Interest expense	13,203	17,371	17,491	17,594	21,114

Net income (loss) before income taxes	35,905	17,135	(15,960)	44,889	35,228
Income tax provision (benefit)	11,393	3,615	(3,682)	15,785	12,311

Net income (loss)	24,512	13,520	(12,278)	29,104	22,917
Less: Net income attributed to noncontrolling interest	400	353	612	931	508

Net income (loss) attributed to Perry Ellis International, Inc.	$24,112	$13,167	$(12,890)	$28,173	$22,409

Net income (loss) attributed to Perry Ellis International, Inc. per share:
Basic	$1.84	$1.04	$(0.89)	$1.92	$1.55
Diluted	1.70	1.01	(0.89)	1.80	1.45
Weighted average number of shares outstanding
Basic	13,110	12,699	14,416	14,675	14,504
Diluted	14,149	13,005	14,416	15,657	15,455
Other Financial Data:
EBITDA (a)	$62,049	$48,488	$16,315	$75,761	$70,913
EBITDA margin (b)	7.9%	6.4%	1.9%	8.8%	8.5%
Cash flows from operations	21,004	88,795	(4,982)	91,292	31,596
Cash flows from investing	(94,491)	(2,034)	(44,390)	(19,307)	(16,755)
Cash flows from financing	73,600	(76,999)	45,648	(64,911)	(20,360)
Capital expenditures	(6,695)	(3,749)	(10,786)	(18,955)	(15,968)
Balance Sheet Data (at year end):
Working capital	$250,338	$188,056	$241,130	$217,870	$229,682
Total assets	685,730	561,316	599,586	586,265	593,206
Total debt (c)	229,129	155,108	229,065	175,927	237,737
Total stockholders’ equity	302,940	270,116	252,101	276,820	248,996

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

Fiscal Years Ended	January 29, 2011	January 30, 2010	January 31, 2009	January 31, 2008	January 31, 2007
	In thousands
Net income (loss) attributed to Perry Ellis International, Inc.	$24,112	$13,167	$(12,890)	$28,173	$22,409
Depreciation & amortization	12,211	13,625	14,784	13,278	11,608
Interest expense	13,203	17,371	17,491	17,594	21,114
Income tax provision (benefit)	11,393	3,615	(3,682)	15,785	12,311
Net income attributed to noncontrolling interest	400	353	612	931	508
Costs on early extinguishment of debt	730	357	—	—	2,963

EBITDA	$62,049	$48,488	$16,315	$75,761	$70,913

b)	EBITDA margin represents EBITDA as a percentage of total revenues. EBITDA margin percentage of revenue is presented solely as a supplemental disclosure because we believe that it is a common measure of operating performance in the apparel industry. The following provides a reconciliation of gross profit to EBITDA margin as percentage of revenue:

Fiscal Years Ended	January 29, 2011	January 30, 2010	January 31, 2009	January 31, 2008	January 31, 2007
	In thousands
Gross profit	$282,459	$249,098	$278,251	$291,634	$275,796
Less:
Selling, general and administrative expenses	220,018	200,356	236,840	215,873	204,883
Impairment on long-lived assets	392	254	22,299	—	—
Impairment on marketable securities	—	—	2,797	—	—

EBITDA	$62,049	$48,488	$16,315	$75,761	$70,913

Total revenues	$790,288	$754,202	$851,297	$863,866	$829,842
EBITDA margin percentage of revenues	7.9%	6.4%	1.9%	8.8%	8.5%

c)	Total debt includes balances outstanding under Perry Ellis’ senior credit facility, senior subordinated notes, real estate mortgages, and lease payable long term.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We began operations in 1967 as Supreme International Corporation with a focus on marketing guayabera shirts, and other men’s apparel products targeted at the Hispanic market in Florida and Puerto Rico. Over time we expanded our product line to offer a variety of men’s sport shirts. In 1988, we added the Natural Issue brand and completed our initial public offering in 1993. In 1996, we began an expansion strategy through the acquisition of brands including the Munsingwear family of brands in 1996, the John Henry and Manhattan brands from Perry Ellis Menswear in 1999 and the Perry Ellis brand in 1999. Following the Perry Ellis acquisition, we changed our name from Supreme International Corporation to Perry Ellis International, Inc. to better reflect the name recognition that the brand provided. In 2002, we acquired the Jantzen brand and in June 2003 we acquired Perry Ellis Menswear, our largest licensee, giving us greater control of the Perry Ellis brand, as well as adding other brands owned by Perry Ellis Menswear. In February 2005, we completed an acquisition, making us one of the largest supplier’s of bottoms in the United States. In January 2006, we completed the acquisition of primarily all of the worldwide intellectual property of the leading California lifestyle company Gotcha International, including the Gotcha, Girl Star and MCD logo trademarks and the intellectual property license agreements. In February 2008, we completed the acquisition of the Laundry by Shelli Segal and C&C California brands giving us a stronger product line in dresses and women’s sportswear. In January 2011, we completed the acquisition of the Rafaella brand further increasing our product line in women’s sportswear.

We are one of the leading apparel companies in the United States. We manage a portfolio of major brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution in approximately 15,000 selling doors. Our portfolio of highly recognized brands includes the Perry Ellis family of brands, Axis, Tricots St. Raphael, Jantzen, John Henry, Cubavera, the Havanera Co., Centro, Solero, Natural Issue, Munsingwear, Grand Slam, Original Penguin by Munsingwear (“Original Penguin”), Mondo di Marco, Redsand, Pro Player, Manhattan, Axist, Savane, Farah, Gotcha, Girl Star, MCD, Laundry by Shelli Segal, C&C California, and Rafaella. We also (i) license the Nike brand for swimwear and swimwear accessories, (ii) license the JAG brand for men’s and women’s swimwear and cover-ups, (iii) license the Callaway Golf and Top-Flite brand for golf apparel, (iv) license the PGA TOUR brand, including Champions Tour, for golf apparel, and (v) license Pierre Cardin for men’s sportswear.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers in the United States, Canada, Mexico, the United Kingdom and Europe. Our largest customers include Kohl’s, Macy’s, TJ Maxx / Marshalls, Dillard’s, Sam’s, and J.C. Penney. As of March 2, 2011, we operated 38 Perry Ellis and three Original Penguin retail outlet stores located primarily in upscale retail outlet malls across the United States and Puerto Rico. As of March 2, 2011 we also operated one Perry Ellis and one Cubavera retail store located in Miami, Florida and seven Original Penguin retail stores located in upscale demographic markets in the United States. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through three worldwide, 37 domestic, and 94 international license agreements covering over 100 countries.

Our wholesale business, which is comprised of men’s and women’s sportswear, swimwear and swimwear accessories, accounted for 97% of our total revenues in fiscal 2011 and, our licensing business accounted for approximately 3% of our total revenues in fiscal 2011. We have traditionally focused on the men’s sportswear market, which represented approximately 87% of our total revenues in fiscal 2011, while our women’s dresses and casual sportswear and men’s and women’s swimwear markets represented approximately 13% of our total revenues in fiscal 2011. Finally, our U.S. based business represented approximately 91% of total revenues, while our foreign operations represented 9% for fiscal 2011.

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

Stock-Based Compensation. Our stock-based award programs are intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. As of January 29, 2011, we had three stock-based compensation plans.

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

The fair value of these options and Stock Appreciation Rights (“SARS”) is estimated at the date of grant using the Black-Scholes Option Pricing Model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including: expected volatility based on the historical price of the our common stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on our history and expectation of dividend payments. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Our Results of Operations for Fiscal 2011

The following table sets forth, for the periods indicated, selected items in our consolidated statements of operations expressed as a percentage of total revenues:

Fiscal Years Ended	January 29, 2011	January 30, 2010	January 31, 2009
Net sales	96.7%	96.7%	97.0%
Royalty income	3.3%	3.3%	3.0%

Total revenues	100.0%	100.0%	100.0%
Cost of sales	64.3%	67.0%	67.3%

Gross profit	35.7%	33.0%	32.7%
Selling, general and administrative expenses	27.8%	26.6%	27.8%
Depreciation and amortization	1.5%	1.8%	1.7%
Impairment on long-lived assets	0.0%	0.0%	2.6%

Operating income	6.3%	4.6%	0.5%
Costs on early extinguishment of debt	0.1%	0.0%	0.0%
Impairment on marketable securities	0.0%	0.0%	0.3%
Interest expense	1.7%	2.3%	2.1%

Net income (loss) before income taxes	4.5%	2.3%	–1.9%
Income tax provision (benefit)	1.4%	0.5%	–0.4%

Net income (loss)	3.1%	1.8%	–1.4%
Net income attributed to noncontrolling interest	0.1%	0.0%	0.1%

Net income (loss) attributed to Perry Ellis International, Inc.	3.1%	1.7%	–1.5%

The following is a discussion of our results of operations for the fiscal year ended January 29, 2011 (“fiscal 2011”) as compared with the fiscal year ended January 30, 2010 (“fiscal 2010”) and fiscal 2010 compared with the fiscal year ended January 31, 2009 (“fiscal 2009”).

Our fiscal 2011 results as compared to our fiscal 2010 results

Net sales. Net sales in fiscal 2011 were $763.9 million, an increase of $34.7 million, or 4.8%, from $729.2 million in fiscal 2010. Net sales increased primarily due to increased sales in the Perry Ellis apparel and accessories business, our new Callaway product, which amounted to $9.0 million, the addition of the new Top-Flite and Solero products, sales from our new Pierre Cardin licensed brand and the overall increase in our direct to consumer business. These increases were partially offset by the reduction of $36.0 million in unprofitable businesses, principally mass market programs.

Royalty income. Royalty income in fiscal 2011 was $26.4 million, an increase of $1.4 million, or 5.6% from $25.0 in fiscal 2010. Royalty income increased reflecting new licenses signed during the first half of fiscal 2011 for our Laundry brands as well as within our new fragrance license for Original Penguin, and organic growth in our current licenses, which was partially offset by the non-renewal of licenses associated with our Ping golf business given its exit, and our Munsingwear corporate license business, which we brought in-house during the second half of fiscal 2011. Approximately 87.7% of our royalty income was attributable to guaranteed minimum royalties with the balance attributable to royalty income in excess of the guaranteed minimums for fiscal 2011.

Gross profit. Gross profit was $282.5 million in fiscal 2011, an increase of $33.4 million, or 13.4%, from $249.1 million in fiscal 2010. As a percentage of total revenue, gross profit margins were 35.7% in fiscal 2011 compared to 33.0% in fiscal 2010, an increase of 271 basis points. The increase in the gross profit percentage was attributed to the margin expansion of Perry Ellis men’s apparel and accessories, the exit of lower margin mass market private label programs and a prior golf license and the improved margin in our contemporary women’s and Original Penguin businesses, as well as, the addition of the new Callaway business.

Wholesale gross profit margins (which exclude the impact of royalty income) were 33.5% in fiscal 2011, compared to 30.7% in fiscal 2010. This increase is primarily attributable to the factors mentioned above.

We also improved EBITDA margin during fiscal 2011, by 142 basis points increasing it to 7.9%, as compared to the same period last year. This increase is primarily due to the increase in our gross profit margin, as explained above, offset by our increase in selling, general and administrative expenses as a percentage of total revenue, as explained below.

Selling, general and administrative expenses. Selling, general and administrative expenses in fiscal 2011 were $220.0 million, an increase of $19.6 million, or 9.8%, from $200.4 million in fiscal 2010. As a percentage of total revenues, selling, general and administrative expenses increased to 27.8% in fiscal 2011 as compared to 26.6% in fiscal 2010, and in line with our expectations. The increase, primarily in our wholesale business, reflects additional promotions and advertising investment in our core brands along with new brands – this includes celebrity endorsements, social media, print advertising as well as promotional events. We believe these investments are integral to building and supporting the brand images in order to complement the superior quality and value of product they bring to the end consumer. Increases were also reflected in investment in our employees through salary increases as well as bonus plans that rewarded improving profitability performance across most of our businesses. Additionally, expenses increased because of our expansion into our new wholesale brands, such as Callaway. We also incurred approximately $2.2 million of expense related to the acquisition of Rafaella.

Depreciation and amortization. Depreciation and amortization in fiscal 2011 was $12.2 million, a decrease of $1.4 million, or 10.3%, from $13.6 million in fiscal 2010. The decrease in depreciation and amortization is attributed to the reduction in capital expenditures over the last two years and the closure of several retail locations. As of January 29, 2011, we owned approximately $138.1 million of property, plant and equipment, at cost, as compared to approximately $132.3 million as of January 30, 2010, at cost.

Impairment on long-lived assets. During the fourth quarter of fiscal 2011, we experienced lower-than-expected performance at certain locations, which was due in part to the economic downturn. As a result, we recorded a $0.4 million impairment charge to reduce the net carrying value of certain long-lived assets (primarily leaseholds) at these locations to their estimated fair value. During fiscal 2010, we recorded a similar impairment charge to reduce the net carrying value of certain long-lived assets (primarily leaseholds) to their estimated fair value in the amount of $0.3 million.

Costs on early extinguishment of debt. During the second quarter of fiscal 2011, we retired $25.0 million of our senior subordinated notes payable. In connection with this retirement, we paid an additional $453,000 in fees and premiums. Additionally we wrote-off approximately $277,000 in unamortized discount and bond fees associated with the retired portion of the senior subordinated notes. During the fourth quarter of fiscal 2010, we retired $20.8 million of our senior subordinated notes payable. In connection with this retirement, we paid an additional $98,000 in fees and premiums. Additionally we wrote-off approximately $259,000 in unamortized discount and bond fees, associated with the retired portion of the senior subordinated notes. The senior subordinated notes were scheduled to mature on September 15, 2013. During the first quarter of fiscal 2012, the senior subordinated notes in the amount of $104.3 million due September 15, 2013 were called and subsequently retired from the proceeds of our newly issued 7 7/8% Senior Subordinated Notes Due 2019.

Interest expense. Interest expense in fiscal 2011 was $13.2 million, a decrease of $4.2 million, or 24.1%, from $17.4 million in fiscal 2010. We ended fiscal 2011 with borrowings in the amount of $97.3 million on our senior credit facility as compared to no borrowings as of the end of fiscal 2010. The increase in borrowings is primarily attributed to the Rafaella acquisition that occurred during January 2011. The overall decrease in interest expense is primarily attributable to the lower average balance on our senior credit facility and senior subordinated notes payable as compared to the comparable prior year period.

Income taxes. The income tax provision for fiscal 2011 was $11.4 million, a $7.8 million increase as compared to a $3.6 million expense for fiscal 2010. For fiscal 2011, our effective tax rate was 31.7% as compared to 21.1% in fiscal 2010. The increase in the tax rate is attributed to a larger proportion of worldwide income generated in the U.S. as opposed to lower statutory rate foreign jurisdictions as well as an increase in permanent nondeductible items.

Net income attributed to Perry Ellis International, Inc. Net income in fiscal 2011 was $24.1 million, an increase of $10.9 million, or 82.6%, as compared to $13.2 million in fiscal 2010 as a result of the above-mentioned factors.

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

We also improved EBITDA margin during fiscal 2010, by 451 basis points increasing it to 6.4%, as compared to the same period last year. The primary increase is due to trademark and marketable security impairment charges of $20.7 million and $2.8 million, respectively, during fiscal 2009 that did not occur in fiscal 2010, as explained below. Additionally, the increase is also due to the decrease in selling, general and administrative expenses as a percentage of total revenue, as explained below, offset by the decrease in our gross profit margin, as explained above.

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

Our Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions and capital expenditures; and to a lesser extent, on letter of credit facilities for the acquisition of a small portion of our inventory purchases. We believe that as a result of our recent acquisition of Rafaella and our planned growth, our working capital requirements will increase for next year. As of January 29, 2011, our total working capital was $250.3 million as compared to $188.1 million as of January 30, 2010. During the first quarter of fiscal 2010, an underutilized $30 million letter of credit facility was terminated. Traditionally, our letter of credit facilities were used for trade financing. We have shifted our inventory financing strategy from relying on letter of credit facilities to direct trade terms with our vendors, and as such, we did not need the excess capacity provided by this letter of credit facility. Additionally during the third quarter of fiscal 2011, a $3.6 million letter of credit facility was terminated in connection with the termination of our Canadian joint venture. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets, which had a net book value of $ 24.2 million at January 29, 2011, have a higher market value. These real estate assets may provide us with additional capital resources. Additional borrowings against these real estate assets, however would be subject to certain loan to value criteria established by lending institutions. As of January 29, 2011, we have mortgage loans on these properties totaling $26.4 million.

During March 2011, we sold 2.0 million shares of our common stock at a price to the public of $28.00 per share and an underwriting discount of $1.40 per share, resulting in net proceeds to us before offering expenses of $26.60 per share, or $53.2 million in aggregate net proceeds. We used the net proceeds from the common stock offering to repay a portion of the amounts outstanding under our senior credit facility.

Additionally, in March 2011, we sold $150 million in aggregate principal amount of our 7 7/8% Senior Subordinated Notes Due 2019 at a price to the public of 100.00% of par and an underwriting discount of 2.0%, resulting in aggregate net proceeds to us of $147.0 million. We used the net proceeds of the senior subordinated notes offering first to redeem our outstanding 8 7/8% Senior Subordinated Notes due 2013 at a redemption price of 101.4792% of the outstanding principal amount, plus accrued and unpaid interest, and the remaining net proceeds to repay a portion of the amounts outstanding under our senior credit facility.

Net cash provided by operating activities was $21.0 million in fiscal 2011 as compared to cash provided by operating activities of $88.8 million in fiscal 2010 and cash used by operating activities of $5.0 million in fiscal 2009.

The decrease of $67.8 million in the level of cash from operating activities in fiscal 2011 as compared to fiscal 2010 is primarily attributable to an increase in inventory of $43.1 million as compared to a decrease of inventory of $28.1 million during the same period in fiscal 2010. In line with our expectations, we strategically purchased inventory to secure pricing and capacity which resulted in a 38% increase of inventory as compared to fiscal 2010. The increase was the result of our planning to accelerate receipt of goods in anticipation of possible price increases. As a result of this increase in inventory, for fiscal 2011, our inventory turnover ratio decreased to 4.0 as compared to 4.7 for fiscal 2010. Additionally there were increases in operating cash flows attributed to the decrease in accounts receivable of $14.4 million due to an increase in collection efforts despite the increase in sales toward the end of the fourth quarter, an increase in accounts payable and accrued expenses of $6.7 million, a reduction in other assets and prepaid taxes of $3.2 million; offset by an decrease of $4.4 million in unearned revenues.

The increase of $93.8 million in the level of cash from operating activities in fiscal 2010 as compared to fiscal 2009 is primarily attributable to the increase in net income of $26.1 million, a decrease in accounts receivable of $4.6 million due to an increase in collection efforts despite the increase in sales toward the end of the fourth quarter, a decrease in inventory of $28.1 million due to tighter controls in inventory planning and an anticipated reduction in certain replenishment programs. As a result of the decrease in inventory, for fiscal 2010, our inventory turnover ratio increased to 4.7 as compared to 4.3 for fiscal 2009. Additionally there were increases in operating cash flows attributed to an increase in accounts payable and accrued expenses of $17.1 million, a reduction in other assets and prepaid taxes of $6.2 million; offset by a decrease of $3.7 million in unearned revenues.

Net cash used in investing activities was $94.5 million in fiscal 2011, primarily reflecting the acquisition of the Rafaella brands and working capital for $80.0 million, the purchases of property and equipment of $6.2 million and the establishment of restricted cash as collateral for letters of credits assumed during the Rafaella acquisition of $9.4 million, partially offset by the proceeds received in the amount of $1.1 million from the sale of an intangible asset during fiscal 2010. Net cash used in investing activities was $2.0 million in fiscal 2010, primarily reflecting the purchases of property and equipment of $2.7 million, partially, offset by the proceeds received in the amount of $0.7 million from the sale of an intangible asset for a total sales price of $1.8 million of which the balance was collected during fiscal 2011. Net cash used in investing activities was $44.4 million in fiscal 2009, which primarily reflects the purchase of property and equipment in the amount of $10.2 million, the acquisition of the C&C California and Laundry by Shelli Segal brands and inventory for $34.0 million and proceeds of $0.1 million from the sale of marketable securities. We anticipate capital expenditures during fiscal 2012 of $10 million to $12 million in technology, systems, retail stores, and other expenditures.

Net cash provided by financing activities in fiscal 2011 was $73.6 million, which primarily reflects the net borrowings on our senior credit facility of $97.3 million which were used primarily to finance the Rafaella acquisition, proceeds from exercises of stock options of $2.7 million, a tax benefit from the exercise of stock options of $2.3 million and the proceeds from our new mortgage loan in the amount of $13.0 million, offset by the payment for the noncontrolling interest in our Canadian joint venture of $4.6 million and payments of $11.5 million on our mortgages and capital leases. Additionally, we repurchased senior subordinated notes in the amount of $25.5 million, including redemption premiums and commissions of $0.5 million Net cash used in financing activities in fiscal 2010 was $77.0 million, which primarily reflects the net payments on our senior credit facility of $54.4 million, the repurchase of senior subordinated notes in the amount of $20.8 million, including redemption premiums and commissions of $0.1 million, the payments of $0.5 million on our mortgages, and the purchase of treasury stock of $1.8 million, partially offset by the proceeds received from the exercise of stock options of $0.6 million and $0.2 million in tax benefit from the exercise of those options. Net cash provided by financing activities in fiscal 2009 was $45.6 million, which primarily reflects the net borrowings on our senior credit facility of $54.4 million and the proceeds received from the exercise of stock options of $3.8 million and $1.6 million in tax benefit from the exercise of those options, offset by the payments of $1.4 million on our mortgages, purchase of treasury stock of $11.6 million and a payment of a loan to a noncontrolling partner of $0.6 million.

During fiscal 2010, our Board of Directors authorized us to purchase, from time to time and as market and business conditions warrant, our senior subordinated notes for cash in the open market or in privately negotiated transactions. The amount of senior subordinated notes that may be repurchased or otherwise retired, if any, would be based on parameters approved by the Board of Directors and will depend on market conditions, trading levels of our senior subordinated notes, our cash position and other considerations. During fiscal 2011 and 2010, we repurchased $25.0 million and $20.8 million, respectively. On March 8, 2011, the senior subordinated notes in the amount of $104.3 million due September 15, 2013 were called and subsequently retired from the proceeds of our newly issued 7 7/ 8% Senior Subordinated Notes Due 2019.

In September 2010, the Board of Directors extended the stock repurchase program, which authorizes us to continue to repurchase up to $20 million of our common stock for cash over the next twelve months. Although the Board of Directors allocated a maximum of $20 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis. Total purchases under this plan, since inception, have amounted to $17.4 million through January 29, 2011. No purchases were made during fiscal 2011 under the program.

Acquisitions

On January 28, 2011, we completed the acquisition of substantially all of the assets of Rafaella Apparel Group, Inc. (“Rafaella”), Rafaella Apparel Far East Limited (“Rafaella Far East”) and Verrazano, Inc. (“Verrazano”) pursuant to the Asset Purchase Agreement dated as of January 7, 2011 (the “Agreement”) by and among Rafaella, Rafaella Far East and Verrazano (collectively, the “Sellers”) and the Company.

The consideration paid by us totaled $80 million in cash and a warrant to purchase 106,564 shares of our common stock valued at approximately $2.6 million. The cash portion of the purchase price is subject to adjustment as set forth in the Agreement based on a post-closing true-up of net working capital. The Agreement provides for the escrow of $3.5 million of the cash portion of the purchase price for a period of one year following the closing date to satisfy certain indemnity claims against the Sellers under the Agreement and an additional $3.0 million for a period of up to approximately 90 days following the closing date in connection with the post-closing true-up adjustments. We funded the acquisition through our senior credit facility, including a $25 million exercise of the accordion feature under the credit facility.

The warrant issued to Rafaella as part of the purchase price became exercisable on the business day immediately following the first business day after the closing on which the closing price of the our common stock equaled or exceeded $28.152 and expires two years following the closing date. The warrant is exercisable for a total of 106,565 shares of the Company’s common stock at an exercise price of $.01 per share. The exercise price per share and number of shares issuable upon exercise are subject to adjustments for stock splits, dividends, subdivisions or combinations involving our common stock.

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

The following is a description of the terms of our senior credit facility with Wachovia Bank, National Association, et al, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the maximum line is up to $150 million with the opportunity to increase this amount in $25 million increments up to $200 million; (ii) the inventory borrowing limit is $90 million or 60% of the maximum line; (iii) the sublimit for letters of credit is up to $40 million; (iv) the amount of letter of credit facilities allowed outside of the facility is $110 million and (v) the outstanding balance is due at the maturity date of February 1, 2012. At January 29, 2011 we had $97.3 million of outstanding borrowings under the senior credit facility.

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

Borrowing Base. Borrowings under our senior credit facility are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to the lesser of either (1) the sum of (a) 85.0% of eligible receivables plus (b) 85.0% of its eligible factored accounts receivables up to $10.0 million plus (c) the lesser of (i) the inventory loan limit of $90 million or up to 60% of the maximum line, or (ii) the lesser of (A) 65.0% of eligible finished goods inventory, or (B) 85.0% of the net recovery percentage (as defined in the senior credit facility) of eligible inventory, or (2) the loan limit; and in each case minus (x) 35.0% of the amount of outstanding letters of credit for eligible inventory, (y) the full amount of all other outstanding letters of credit issued pursuant to the senior credit facility which are not fully secured by cash collateral, and (z) licensing reserves for which we are the licensee of certain branded products.

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

Letter of Credit Facilities

As of January 29, 2011 we maintained two U.S. dollar letter of credit facilities totaling $50.0 million and one letter of credit facility totaling $1.0 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. During the third quarter of fiscal 2011, because of the termination of our Canadian joint venture, we cancelled the letter of credit facility utilized by our Canadian joint venture, which totaled an estimated $3.6 million. As of January 29, 2011 there was $45.1 million available under the existing letter of credit facilities.

Additionally, we assumed certain letters of credit in the amount of $9.4 million, in connection with the acquisition of certain net assets from Rafaella. These letters of credit are fully collateralized by restricted cash in the amount of $9.4 million. We expect the letter of credits to expire during the second quarter of fiscal 2012.

8 7/8% $150 Million Senior Subordinated Notes Payable

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

On March 8, 2011, the senior subordinated notes due September 15, 2013 were called and subsequently retired by the issuance of new notes more fully described herein. In connection with the call, we incurred an early call premium of $1,542,000. We also wrote-off the remaining unamortized discount and bond fees associated with the senior subordinated notes.

7 7/8% $150 Million Senior Subordinated Notes Payable

In March 2011, we issued $150 million 7 7/8% senior subordinated notes, due April 1, 2019. The proceeds of this offering were used to retire the $150 million senior subordinated notes due September 15, 2013 and to repay a portion of the senior credit facility. The proceeds to us were $147.0 million yielding an effective interest rate of 8.0%.

Certain Covenants. The indenture governing the senior subordinated notes contains certain covenants which restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, pay dividends or make other distributions on, redeem or repurchase capital stock, make investments or other restricted payments, create liens on assets to secure debt, engage in transactions with affiliates, and effect a consolidation or merger. We are not aware of any non-compliance with any of our covenants in this indenture. We could be materially harmed if we violate any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, the letter of credit facilities and the real estate mortgages resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

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

In July 2010, we refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The real estate mortgage loan contains certain covenants. We are not aware of any non-compliance with any of our covenants. If we violate any covenants, the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. The loan is due on August 1, 2020. Principal and interest of $83,000 is due monthly based on a 25 year amortization with the outstanding principal due at maturity. Interest is fixed at 5.80%. At January 29, 2011, the balance of the real estate mortgage loan totaled $12.7 million, net of discount, of which $223,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 were due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest was set at 6.25% for the first five years, at which point it would have reset based on the terms and conditions of the promissory note. In June 2010, we negotiated with the bank to accelerate the rate reset that was scheduled to occur in June 2011. The interest rate was reduced to 5.75% per annum. The terms were restated to reflect new quarterly payments of principal and interest of $288,000, based on a 20 year amortization with the outstanding principal due at maturity. At January 29, 2011, the balance of the real estate mortgage loan totaled $13.6 million, net of discount, of which $369,000 is due within one year.

Under the terms of the mortgage loans, a covenant violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indenture relating to our senior subordinated notes resulting in all our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Contractual Obligations and Commercial Contingent Commitments

The following tables illustrate the balance of our contractual obligations and commercial contingent commitments as of January 29, 2011:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior subordinated notes payable	$104,250	$—	$104,250	$—	$—
Senior credit facility	97,342	—	97,342	—	—
Real estate mortgages	26,648	592	1,334	1,499	23,223
Operating leases	69,561	15,814	25,157	16,267	12,323
Capital leases	538	379	159	—	—
Derivative Liability	1,832	546	1,286	—	—
Pension Liability	18,064	3,128	6,455	5,169	3,312
Royalty minimum guaranties	22,878	6,437	12,515	3,718	208

Total contractual cash obligations	$341,113	$26,896	$248,498	$26,653	$39,066

	Amount of Contingent Commitment Expiration Per Period
	(in thousands)
Other Commercial Contingent Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of credit	$10,492	$10,492	$—	$—	$—
Standby letters of credit	4,735	4,735	—	—	—

Total commercial commitments	$15,227	$15,227	$—	$—	$—

Total contractual obligations and other commercial contingent commitments	$356,340	$42,123	$248,498	$26,653	$39,066

On March 8, 2011, the senior subordinated notes in the amount of $104.3 million due September 15, 2013 were called and subsequently retired from the proceeds of our newly issued 7 7/8% Senior Subordinated Notes Due 2019. Also, in connection with the call of the senior subordinated notes, we elected to terminate the $75 million Cap Agreement. We made a $1.6 million termination payment during March 2011.

Management believes that the combination of borrowing availability under the amended senior credit facility, letter of credit facilities, and funds anticipated to be generated from operating activities, will be sufficient to meet our operating and capital needs in the foreseeable future.

At January 29, 2011, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest and penalties totaling $1.2 million. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur in relation to these liabilities.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our financial position and results of operations as of and for the fiscal year ended January 29, 2011.

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

During August 2010, we were notified by the counterparty that it would exercise the optional call provision and terminate the Swap Agreement in September 2010. As per the terms of the call provision, we received $1.1 million, its fair value as of the termination date. The fair value of the hedge at the termination date will be amortized over the remaining term of the 8 7/8% senior subordinated notes payable.

The Swap Agreement resulted in a decrease to interest expense of $1.3 million and $0.3 million for the years ended January 29, 2011 and January 30, 2010, respectively. The fair value of the Swap Agreement recorded on our consolidated balance sheet was $1.2 million as of January 30, 2010.

In August 2009, we entered into an interest rate cap agreement (the “$75 million Cap Agreement”) for an aggregate notional amount of $75 million associated with 8 7/8% our senior subordinated notes. The $75 million Cap Agreement became effective on December 15, 2010 and was scheduled to terminate on September 15, 2013. The $75 million Cap Agreement was being used to manage cash flow risk associated with our floating interest rate exposure pursuant to the Swap Agreement. The $75 million Cap Agreement did not qualify for hedge accounting treatment. The change in fair value resulted in an increase to interest expense of $1.4 million and $1.2 million for the years ended January 29, 2011 and January 30, 2010, respectively. The fair value of the $75 million Cap Agreement recorded on our consolidated balance sheet was $1.8 million and $1.2 million for the years ended January 29, 2011 and January 30, 2010, respectively. We terminated the $75 million Cap Agreement during March 2011. In connection with the termination, we paid $1.6 million.

The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations:

Expected Maturity Date Fiscal Years Ended (In Millions)
	Less than 1 yr	1 - 3 yrs		4 - 5 yrs		After 5 yrs		Fair Value
	2012	2013	2014	2015	2016	Thereafter	Total	2011
Long-term Liabilities:
8 7/8% Senior Subordinated Notes Payable	$0.0	$0.0	$104.3	$0.0	$0.0	$0.0	$104.3	$106.3
Fixed Interest Rate	8.88%	8.88%	8.88%	8.88%	8.88%	N/A	8.88%
Real Estate Mortgage	$0.2	$0.3	$0.3	$0.3	$0.3	$11.5	$12.9	$12.9
Fixed Interest Rate	5.80%	5.80%	5.80%	5.80%	5.80%	5.80%	5.80%
Real Estate Mortgage	$0.4	$0.4	$0.4	$0.4	$0.5	$11.7	$13.8	$13.8
Variable Interest Rate (A)	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Senior Credit Facility	$0.0	$97.3	$0.0	$0.0	$0.0	$0.0	$97.3	$97.3
Average Variable Interest Rate (B)	2.51%	2.51%	N/A	N/A	N/A	N/A	2.51%

(A)	Real estate mortgage has a fixed rate for the first five years, at which point it will be reset based on the terms and conditions of the promissory note.
(B)	Senior credit facility has a variable rate of interest of either 1) the published prime lending rate or 2) Eurodollar rate with adjustments of both rates based on meeting certain financial conditions.

The table above does not include our newly issued fixed rate 7 7/8% Senior Subordinated Notes Due 2019.

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

Item 8. Financial Statements And Supplementary Data

See pages F-1 through F-50 appearing at the end of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 29, 2011.

The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. The purpose of internal controls over financial reporting is to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective as of January 29, 2011 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL

April 13, 2011

To the Stockholders of Perry Ellis International, Inc.

Management of Perry Ellis International is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of January 29, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management believes that, as of January 29, 2011, our internal control over financial reporting was effective.

/s/ GEORGE FELDENKREIS	/s/ ANITA BRITT
George Feldenkreis	Anita Britt
Chairman of the Board and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Perry Ellis International, Inc.

Miami, Florida

We have audited the internal control over financial reporting of Perry Ellis International, Inc. and subsidiaries (the “Company”) as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 29, 2011 of the Company and our report dated April 13, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Miami, Florida

April 13, 2011

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers required by this item is included in our Proxy Statement relating to our 2011 Annual Meeting under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information regarding our audit committee and our audit committee financial expert required by this item is included in our Proxy Statement relating to our 2011 Annual Meeting under the caption “Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is included in our Proxy Statement relating to our 2011 Annual Meeting under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our directors, officers, and employees. The Code of Ethics is posted on our website at www.pery.com. Amendments to, and waivers granted under, our Code of Ethics, if any, will be posted to our website as well.

Information describing any material changes to the procedures by which security holders may recommend nominees to our Board of Directors is included in our Proxy Statement related to our 2011 Annual Meeting under the caption “Election of Directors.”

Item 11. Executive Compensation

Information required by this item is included in our Proxy Statement related to our 2011 Annual Meeting under the captions “Executive Compensation”, “Compensation Discussion and Analysis,” “Summary Compensation Table”, “Grants of Plan-Based Awards in Last Fiscal year”, “Outstanding Equity Awards Held at End of Fiscal 2011,” “Options Exercised and Stock Vested,” “Pension Benefits and Nonqualified Deferred Compensation,” “Compensation of Directors,” “Employment Agreements,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is included in our Proxy Statement related to our 2011 Annual Meeting under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information for Fiscal 2011” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information required by this item is included in our Proxy Statement related to our 2011 Annual Meeting under the captions “Certain Relationships and Related Transactions” and “Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item is included in our Proxy Statement related to our 2011 Annual Meeting Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

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

(3)	Exhibits

Exhibit No.	Exhibit Description	Where Filed

3.1	Registrant’s Amended and Restated Articles of Incorporation	Filed as an Exhibit to the Registrant’s Proxy Statement for its 1998 Annual Meeting and incorporated herein by reference.

3.2	Articles of Amendment to Articles of Incorporation	Filed as an annex to the Registrant’s Proxy Statement for its 2003 Annual Meeting and incorporated herein by reference.

3.3	Registrant’s Amended and Restated Bylaws	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

4.1	Form of Common Stock Certificate	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

4.5	Indenture dated September 22, 2003 between the Registrant and U.S. Bank Trust National Association	Filed an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 33-110616) and incorporated herein by reference.

4.6	Specimen Forms of 8 7/8% Senior Subordinated Notes Due September 15, 2013	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 33-110616) and incorporated herein by reference.

4.7	Indenture by and among Perry Ellis International, Inc., the Subsidiary Guarantors party thereto and U.S. Bank Trust National Association dated March 8, 2011	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-167728) and incorporated herein by reference

4.8	First Supplemental Indenture by and among Perry Ellis International, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association dated March 8, 2011	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 4, 2011 and incorporated herein by reference.

4.9	Form of Perry Ellis International, Inc. 7.875% Senior Subordinated Note due April 1, 2019 (set forth in Exhibit A to Exhibit 4.8 above)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 4, 2011 and incorporated herein by reference.

10.1	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Officers (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 and incorporated herein by reference.

10.2	1993 Stock Option Plan(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

10.4	Profit Sharing Plan (1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-96304) and incorporated herein by reference.

10.5	Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Proxy Statement for its 2000 Annual Meeting and incorporated herein by reference.

10.6	Loan and Security Agreement dated as of October 1, 2002 by and among the Registrant, Jantzen, Inc., and Congress Financial Corporation (the “Senior Credit Facility”)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 17, 2010, as amended, and incorporated herein by reference.

10.7	2002 Stock Option Plan (1)	Filed as an Annex to the Registrant’s Proxy Statement for its 2002 Annual Meeting and incorporated herein by reference.

10.8	Amendment No. 1 dated June 19, 2003 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 17, 2010, as amended, and incorporated herein by reference.

10.9	Amendment No. 2 dated September 22, 2003 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 17, 2010, as amended, and incorporated herein by reference.

10.10	Amendment No. 3 dated December 1, 2003 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the quarter ended January 31, 2004 and incorporated herein by reference.

10.11	Amendment No. 4 dated February 25, 2004 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the quarter ended January 31, 2004 and incorporated herein by reference.

10.12	Form of Stock Option Agreement (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004 and incorporated herein by reference.

10.13	Amendment No. 6 dated September 30, 2004 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004 and incorporated herein by reference.

10.17	Amendment No. 7 dated February 26, 2005 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 26, 2005 and incorporated herein by reference.

10.22	2005 Long Term Incentive Compensation Plan, as amended (1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 7, 2005 and incorporated herein by reference.

10.23	2005 Management Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 7, 2005 and incorporated herein by reference.

10.25	Form of Stock Option Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.

10.26	Form of Restricted Stock Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.

10.27	Perry Ellis International, Inc. Fiscal 2006 Management Incentive Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.

10.28	Amendment No. 5 dated July 1, 2004 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and incorporated herein by reference.

10.29	Amendment No. 8 dated September 30, 2005 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and incorporated herein by reference.

10.30	Amendment No. 9 dated February 24, 2006 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and incorporated herein by reference.

10.32	Business lease dated July 1, 2004 between George Feldenkreis and the Registrant for 50,000 square feet on warehouse space	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and incorporated herein by reference.

10.33	Business lease between George Feldenkreis and the Registrant for 16,000 square feet of office Space	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and incorporated herein by reference.

10.34	Promissory Note dated June 7, 2006 in favor Commercebank, N.A.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 13, 2006 and incorporated herein by reference.

10.35	Mortgage and Security Agreement dated June 7, 2006 in favor Commercebank, N.A.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 13, 2006 and incorporated herein by reference.

10.36	Amendment No. 10 dated August 28, 2006 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2006 and incorporated herein by reference.

10.37	Amendment No. 11 dated November 29, 2006 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 and incorporated herein by reference.

10.38	Amendment No. 12 dated December 6, 2006 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 and incorporated herein by reference.

10.42	Asset Purchase Agreement, dated January 07, 2008, by and among the Registrant and Liz Claiborne, Inc.	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and incorporated herein by reference.

10.43	Employment Agreement dated February 08, 2008 between George Feldenkreis and the Registrant (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and incorporated herein by reference.

10.44	Employment Agreement dated February 08, 2008 between Oscar Feldenkreis and the Registrant (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and incorporated herein by reference.

10.46	Amended Form of Stock Restricted Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and incorporated herein by reference.

10.47	Amendment No. 13 to Loan and Security Agreement dated as of October 30, 2008	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2008 and incorporated herein by reference.

10.48	Employment Agreement dated March 2, 2009 between Anita Britt and the Registrant (1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 17, 2010, as amended, and incorporated herein by reference.

10.49	Employment Agreement dated June 26, 2009 between Stephen Harriman and the Registrant (1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 1, 2009 and incorporated herein by reference.

10.50	Severance Agreement and General Release dated August 5, 2009 between Paul Rosengard and the Registrant (1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 17, 2010, as amended, and incorporated herein by reference.

10.51	Amendment No. 14 dated October 27, 2009 to Senior Credit Facility Agreement	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated November 2, 2009 and incorporated herein by reference.

10.52	Amendment No. 15 dated March 31, 2010 to Senior Credit Facility Agreement	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated April 6, 2010 and incorporated herein by reference.

10.53	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan. (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2010, and incorporated herein by reference.

10.54	Asset Purchase Agreement by and among Rafaella Apparel Group, Inc., Rafaella Apparel Far East Limited and Verrazano, Inc. and Perry Ellis International, Inc. dated as of January 7, 2011	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 12, 2011 and incorporated herein by reference.

10.55	Warrant for the Purchase of Shares of Common Stock dated as of January 28, 2011 issued to Rafaella Apparel Group, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 03, 2011 and incorporated herein by reference.

12.1	Computation of Earnings to Fixed Charges	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 28, 2011 and incorporated herein by reference.

21.1	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of Deloitte & Touche LLP, registered public accounting firm regarding financial statements and internal controls over financial reporting of the Registrant	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(1)	Management Contract or Compensation Plan.

(b)	Item 601 Exhibits

The exhibits required by Item 601 of Regulation S-K are set forth in (a) (3) above.

(c)	Financial Statement Schedules

The financial statement schedules required by Regulation S-K are set forth in (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERRY ELLIS INTERNATIONAL, INC.

Dated: April 13, 2011	By:	/s/ GEORGE FELDENKREIS
George Feldenkreis
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ GEORGE FELDENKREIS George Feldenkreis	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 13, 2011

/s/ OSCAR FELDENKREIS Oscar Feldenkreis	Vice Chairman of the Board, President, Chief Operating Officer and Director	April 13, 2011

/s/ ANITA BRITT Anita Britt	Chief Financial Officer (Principal Financial and Accounting Officer)	April 13, 2011

/s/ JOE ARRIOLA Joe Arriola	Director	April 13, 2011

/s/ GARY DIX Gary Dix	Director	April 13, 2011

/s/ JOSEPH P. LACHER Joseph P. Lacher	Director	April 13, 2011

/s/ JOSEPH NATOLI Joseph Natoli	Director	April 13, 2011

/s/ EDUARDO M. SARDINA Eduardo M. Sardina	Director	April 13, 2011

INDEX TO FINANCIAL STATEMENTS

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Perry Ellis International, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of Perry Ellis International, Inc. and subsidiaries (the “Company”) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perry Ellis International, Inc. and subsidiaries at January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 13, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Miami, Florida

April 13, 2011

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	January 29, 2011	January 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$18,524	$18,269
Restricted cash	9,369	—
Accounts receivable, net	129,534	139,934
Inventories	178,217	112,315
Deferred income taxes	9,926	8,783
Prepaid income taxes	3,867	4,744
Other current assets	13,623	11,295

Total current assets	363,060	295,340
Property and equipment, net	55,077	60,467
Intangible assets	262,647	200,315
Other assets	4,946	5,194

TOTAL	$685,730	$561,316

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$73,890	$65,203
Accrued expenses and other liabilities	23,399	13,640
Accrued interest payable	3,744	4,482
Current portion - real estate mortgage	592	11,021
Unearned revenues	4,438	6,002
Other current liabilities	6,659	6,936

Total current liabilities	112,722	107,284

Senior subordinated notes payable, net	105,221	129,870
Senior credit facility	97,342	—
Real estate mortgages	25,793	13,712
Deferred pension obligation	13,120	17,237
Unearned revenues and other long-term liabilities	17,587	20,639
Deferred income taxes	11,005	2,458

Total long-term liabilities	270,068	183,916

Total liabilities	382,790	291,200

Commitment and contingencies
Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 16,609,966 shares issued and outstanding as of January 29, 2011 and 16,094,573 shares issued and outstanding as of January 30, 2010	166	161
Additional paid-in-capital	119,560	107,527
Retained earnings	203,950	179,838
Accumulated other comprehensive loss	(3,321)	(3,655)

Total	320,355	283,871
Treasury stock at cost; 2,462,196 shares as of January 29, 2011 and 2,462,196 shares as of January 30, 2010	(17,415)	(17,415)

Total Perry Ellis International, Inc. equity	302,940	266,456
Noncontrolling interest	—	3,660

Total equity	302,940	270,116

TOTAL	$685,730	$561,316

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

(amounts in thousands, except per share data)

	January 29, 2011	January 30, 2010	January 31, 2009
Revenues:
Net sales	$763,884	$729,217	$825,868
Royalty income	26,404	24,985	25,429

Total revenues	790,288	754,202	851,297
Cost of sales	507,829	505,104	573,046

Gross profit	282,459	249,098	278,251
Operating expenses
Selling, general and administrative expenses	220,018	200,356	236,840
Depreciation and amortization	12,211	13,625	14,784
Impairment on long-lived assets	392	254	22,299

Total operating expenses	232,621	214,235	273,923

Operating income	49,838	34,863	4,328
Costs on early extinguishment of debt	730	357	—
Impairment on marketable securities	—	—	2,797
Interest expense	13,203	17,371	17,491

Net income (loss) before income taxes	35,905	17,135	(15,960)
Income tax provision (benefit)	11,393	3,615	(3,682)

Net income (loss)	24,512	13,520	(12,278)
Less: Net income attributed to noncontrolling interest	400	353	612

Net income (loss) attributed to Perry Ellis International, Inc.	$24,112	$13,167	$(12,890)

Net income (loss) attributed to Perry Ellis International, Inc. per share:
Basic	$1.84	$1.04	$(0.89)

Diluted	$1.70	$1.01	$(0.89)

Weighted average number of shares outstanding
Basic	13,110	12,699	14,416
Diluted	14,149	13,005	14,416

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 29, 2011, JANUARY 30, 2010 AND JANUARY 31, 2009

(amounts in thousands, except share data)

			ADDITIONAL		ACCUMULATED OTHER COMPRE- HENSIVE	COMPRE- HENSIVE		NON
	COMMON STOCK		PAID-IN	TREASURY	INCOME	INCOME	RETAINED	CONTROLLING
	SHARES	AMOUNT	CAPITAL	STOCK	(LOSS)	(LOSS)	EARNINGS	INTEREST	TOTAL
BALANCE, February 1, 2008	14,772,721	$147	$96,389	$(4,088)	$1,518		$179,561	$3,293	$276,820
Exercise of stock options	382,773	4	3,821	—	—		—	—	3,825
Tax benefit for exercise of non-qualified stock options	—	—	1,582	—	—		—	—	1,582
Restricted shares and options issued as compensation	840,587	9	2,141	—	—		—	—	2,150
Payment of loan to noncontrolling interest	—	—	—	—	—		—	(598)	(598)
Net income (loss)	—	—	—	—	—	$(12,890)	(12,890)	612	(12,278)
Purchase of treasury stock	—	—	—	(11,576)	—		—	—	(11,576)
Other comprehensive loss	—	—	—	—	(7,824)	(7,824)	—	—	(7,824)

Comprehensive loss						(20,714)

BALANCE, JANUARY 31, 2009	15,996,081	160	103,933	(15,664)	(6,306)		166,671	3,307	252,101
Exercise of stock options	80,202	1	635	—	—		—	—	636
Tax benefit for exercise of non-qualified stock options	—	—	205	—	—		—	—	205
Restricted shares and options issued as compensation	18,290	—	2,754	—	—		—	—	2,754
Net income	—	—	—	—	—	13,167	13,167	353	13,520
Purchase of treasury stock	—	—	—	(1,751)	—		—	—	(1,751)
Other comprehensive income	—	—	—	—	2,651	2,651	—	—	2,651

Comprehensive income						15,818

BALANCE, JANUARY 30, 2010	16,094,573	161	107,527	(17,415)	(3,655)		179,838	3,660	270,116
Exercise of stock options	427,030	4	2,673	—	—		—	—	2,677
Tax benefit for exercise of non-qualified stock options	—	—	2,270	—	—		—	—	2,270
Restricted shares and options issued as compensation	88,363	1	4,491	—	—		—	—	4,492
Net income	—	—	—	—	—	24,112	24,112	400	24,512
Warrants issued in connection with acquisition	—	—	2,599	—	—		—	—	2,599
Other comprehensive income	—	—	—	—	334	334	—	497	831
Payment of noncontrolling interest	—	—	—	—	—		—	(4,557)	(4,557)

Comprehensive income						$24,446

BALANCE, JANUARY 29, 2011	16,609,966	$166	$119,560	$(17,415)	$(3,321)		$203,950	$—	$302,940

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

(amounts in thousands)

	January 29, 2011	January 30, 2010	January 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,512	$13,520	$(12,278)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,044	13,393	14,441
Provision for bad debts	96	1,307	1,525
Tax benefit from exercise of stock options	(2,270)	(205)	(1,582)
Impairment on long-lived assets	392	254	22,299
Amortization of debt issue cost	429	531	684
Amortization of discounts	1	186	186
Deferred income taxes	7,189	3,902	(7,513)
Stock options and restricted shares issued as compensation	4,492	2,754	2,150
Gain on sale of intangible assets	—	(886)	—
Change in fair value and settlement of derivatives	2,153	985	—
Costs on early extinguishment of debt	730	357	—
Loss on marketable securities	—	—	2,797
Changes in operating assets and liabilities
(net of effects of acquisition transactions):
Accounts receivable, net	14,405	4,606	(9,160)
Inventories	(43,133)	28,147	2,637
Other current assets and prepaid income taxes	3,248	6,168	(9,679)
Other assets	(486)	35	1,304
Accounts payable and accrued expenses	6,736	17,130	(9,540)
Income taxes payable	—	—	(793)
Accrued interest payable	(738)	(854)	136
Other current and long term liabilities	(839)	1,022	(348)
Unearned revenues	(4,395)	(3,663)	(1,744)
Deferred pension obligation	(3,562)	106	(504)

Net cash provided by (used in) operating activities	21,004	88,795	(4,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,237)	(2,734)	(10,189)
Proceeds on sale of marketable securities	—	—	138
Proceeds on sale of intangible assets	1,100	700	—
Payment of restricted funds as collateral	(9,369)	—	—
Reacquisition of license rights	—	—	(388)
Payment for acquired businesses	(79,985)	—	(33,951)

Net cash used in investing activities	(94,491)	(2,034)	(44,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	576,319	646,234	331,558
Payments on senior credit facility	(478,977)	(700,649)	(277,143)
Deferred financing fees	(158)	—	(363)
Payments on real estate mortgage	(11,219)	(469)	(1,435)
Proceeds from refinancing of real estate mortgage	13,000	—	—
Payments on senior subordinate notes	(25,454)	(20,848)	—
Payments on capital leases	(301)	(357)	(202)
Payment of noncontrolling interest	(4,557)	—	(598)
Proceeds from exercise of stock options	2,677	636	3,825
Tax benefit from exercise of stock options	2,270	205	1,582
Purchase of treasury stock	—	(1,751)	(11,576)

Net cash provided by (used in) financing activities	73,600	(76,999)	45,648

Effect of exchange rate changes on cash and cash equivalents	142	(306)	(823)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	255	9,456	(4,547)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,269	8,813	13,360

CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,524	$18,269	$8,813

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

(amounts in thousands)

	January 29, 2011	January 30, 2010	January 31, 2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,985	$17,054	$17,169

Income taxes	$787	$1,070	$13,348

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Capital lease financing	$27	$1,001	$176

Accrued purchases of property and equipment	$430	$14	$597

Unrealized gain (loss) on marketable securities included in comprehensive income	$—	$—	$1,096

Unrealized gain (loss) on pension liability included in comprehensive income	$340	$353	$(3,223)

Warrants issued in connection with acquisition	$2,599	$—	$—

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 29, 2011, JANUARY 30, 2010 AND JANUARY 31, 2009

1.	General

Perry Ellis International, Inc. and Subsidiaries (the “Company”) is one of the leading apparel companies in the United States and manages a portfolio of major brands, some of which were established over 100 years ago. The Company designs, sources, markets and licenses products nationally and internationally at multiple price points and across all major levels of retail distribution. The Company’s portfolio of highly recognized brands includes the Perry Ellis® family of brands, Axis®, Tricots St. Raphael®, Jantzen®, John Henry®, Cubavera®, the Havanera Co.®, Centro®, Solero®, Natural Issue®, Munsingwear®, Grand Slam®, Original Penguin® by Munsingwear® (“Original Penguin”), Mondo di Marco®, Redsand®, Pro Player®, Manhattan®, Axist®, Savane®, Farah®, Gotcha®, Girl Star®, MCD®, Laundry by Shelli Segal®, C&C California® and Rafaella®. The Company also (i) licenses the Nike® brand for swimwear and swimwear accessories, (ii) licenses the JAG® brand for men’s and women’s swimwear and cover-ups, (iii) licenses the Callaway Golf® and Top-Flite® brands for golf apparel, (iv) licenses the PGA TOUR® brand, including Champions Tour®, for golf apparel, and (v) licenses Pierre Cardin® for men’s sportswear.

The consolidated statement of cash flows for the years ended January 30, 2010 and January 31, 2009 have been restated to correct the presentation of net income. The Company had previously presented net income attributable to Perry Ellis International, Inc. and included a reconciling item to add back income attributable to noncontrolling interests in the consolidated statement of cash flows. This change in the presentation has no impact on net cash provided by (used in) operating activities or net increase (decrease) in cash and cash equivalents on the consolidated statements of cash flows.

2.	Summary of Significant Accounting Policies

The following is a summary of the Company’s significant accounting policies:

PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of Perry Ellis International, Inc. and its wholly-owned and controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The ownership interest in consolidated subsidiaries of non-controlling shareholders is reflected as noncontrolling interest. The Company’s consolidation principles would also consolidate any entity in which the Company would be deemed a primary beneficiary.

USE OF ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts in the consolidated financial statements and the accompanying footnotes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS – Cash and cash equivalents include cash, deposits and liquid short-term investments that have a maturity of three months or less when purchased.

RESTRICTED CASH – Restricted cash consists of cash balances held as collateral against letters of credit that were assumed during the acquisition of certain net assets from Rafaella Apparel Group, Inc. At January 29, 2011, the company had $9.4 million of restricted cash. There was no restricted cash held at January 30, 2010. The Company expects to fully utilize the restricted cash by the end of the second quarter of fiscal 2012, as all letters of credit are expected to terminate during that period.

MARKETABLE SECURITIES – All marketable securities are classified as available-for-sale. Investments are stated at fair value. The estimated fair value of the marketable securities is based on quoted prices in an active market. Gains and losses on investment transactions are determined using the specific identification method and are recognized in income based on trade dates. Unrealized gains and losses on securities available-for-sale are included in accumulated other comprehensive income until realized. Management evaluates securities held with unrealized losses for other-than-temporary impairment at least on a quarterly basis. Consideration is given to (a) the length of time and the extent to which the fair value has been less than cost; (b) the financial condition and near-term prospects of the issuer; and (c) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

INVENTORIES – Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, freight, insurance and commissions to buying agents.

PROPERTY AND EQUIPMENT – Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements and capital leases is computed using the straight-line method over the shorter of the lease term or estimated useful lives of the assets or improvements. The useful lives are as follows:

Asset Class	Average Useful Lives in Years
Furniture, fixtures and equipment	3-10
Vehicles	7
Leasehold improvements	4-15
Buildings	39

INTANGIBLE ASSETS – Intangible assets represent costs incurred in connection with the acquisition of brand names and license rights. As of January 30, 2010, intangible assets represented one class of indefinite lived assets, trademarks. As of January 29, 2011, intangible assets represented primarily one class of indefinite lived assets, trademarks. However, due to the acquisition of certain net assets from Rafaella Apparel Group, Inc., the Company expects to identify additional intangible assets including customer lists and goodwill. (See Footnote 3 to consolidated financial statements for further information.) The trademarks were identified as intangible assets with an indefinite useful life, and accordingly, are not being amortized. The Company assesses the carrying value of intangible assets at least annually.

FAIR VALUE MEASUREMENTS – A description of the Company’s policies regarding fair value measurement is summarized below.

Fair Value Hierarchy – requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

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

Determination of Fair Value – The Company generally uses quoted market prices (unadjusted) in active markets for identical assets or liabilities for which the Company has the ability to determine fair value, and classifies such items in Level 1. Fair values determined by Level 2 inputs utilize inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted market prices in active markets for similar assets or liabilities, and inputs other than quoted market prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Marketable Securities – The Company used quoted market prices in active markets to determine the fair value of marketable securities, which were classified in Level 1 of the fair value hierarchy.

Interest rate swap – This derivative was a pay-variable, receive-fixed interest rate swap based on the LIBOR rate curve and was designated as a fair value hedge. Fair value was based on a model-driven valuation using the LIBOR rate curve, which was observable at commonly quoted intervals for the full term of the swap. Therefore, our interest rate swap was classified within Level 2 of the fair value hierarchy.

Interest rate cap – This derivative did not qualify as a fair value hedge. Fair value was based on a model-driven valuation using the LIBOR rate curve and an implied market volatility, both of which were observable at commonly quoted intervals for the full term of the cap. Therefore, the Company’s interest rate cap was classified within Level 2 of the fair value hierarchy.

DERIVATIVES – Derivative financial instruments such as interest rate swap contracts and foreign exchange contracts are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is not designated as a hedge or is designated as a hedge of changes in fair value or cash flows. When designated as a hedge of changes in fair value, the effective portion of the hedge is recognized as an offset in income with a corresponding adjustment to the hedged item. When designated as a hedge of changes in cash flows, the effective portion of the hedge is recognized as an offset in comprehensive income with a corresponding adjustment to the hedged item and recognized in income in the same period as the hedged item is settled.

LEASES – The Company requires that its leases be evaluated and classified as either operating or capital leases for financial reporting purposes. Capital leases, which transfer substantially all of the risks and benefits incidental to ownership of the leased item, are capitalized at the inception of the lease at the fair value of the leased property or, if lower, at the present value of the minimum lease payments. Lease payments are apportioned between the finance charges and reduction of the lease liability so as to achieve a constant rate of interest on the remaining balance of the liability. Finance charges are charged directly against income as a component of interest expense. Capitalized leased assets are depreciated over the shorter of the estimated useful life of the asset or the lease term. Leases where the lessor retains substantially all the risks and benefits of ownership of the asset are classified as operating leases. Operating lease payments, other than contingent rentals, are recognized as an expense in the income statement on a straight-line basis over the lease term, whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. This generally results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is recorded as deferred rent and included in liabilities. Percentage rent expense is generally based on sales levels and is accrued when determined that it is probable that such sales levels will be achieved.

DEFERRED DEBT ISSUE COSTS – Costs incurred in connection with financing transactions have been capitalized and are being amortized on a straight-line basis, which approximates the interest method, over the term of the related debt instrument. Unamortized debt issue costs are included in other assets in the consolidated balance sheet.

LONG-LIVED ASSETS – Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value. Fair value is estimated based on the future expected discounted cash flows for the assets. Judgments regarding the existence of impairment indicators are based on market and operational performance. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning future conditions.

The Company had experienced lower-than-expected performance at certain locations, which was due in part to the current economic conditions. As a result, the Company recorded a $0.4 million, $0.3 million and $1.6 million impairment charge, in fiscal 2011, 2010 and 2009, respectively, to reduce the net carrying value of certain long-lived assets (primarily leaseholds) at these locations to their estimated fair value. These impairments are reflected with the Company’s wholesale reporting segment.

RETIREMENT-RELATED BENEFITS – The Company accounts for its defined benefit pension plan using actuarial models. These models use an attribution approach that generally spreads the individual events over the service lives of the employees in the plan. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively consistent basis and therefore, the income statement effects of pensions or non-pension postretirement benefit plans are earned in, and should follow, the same pattern.

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

ADVERTISING AND RELATED COSTS – The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $11.6 million, $10.6 million and $19.7 million for the years ended January 29, 2011, January 30, 2010, and January 31, 2009, respectively, and are included in selling, general and administrative expenses.

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

TREASURY STOCK – Treasury stock is recorded at acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

REVENUE RECOGNITION – Sales are recognized at the time title transfers to the customer, generally upon shipment. Trade allowances and a provision for estimated returns and other allowances are recorded at the time sales are made, considering historical and anticipated trends. The Company records revenues net of corresponding sales taxes. The Company operates predominantly in North America, with over 94% of its sales in this market. Two customers accounted for approximately 19% and 11%, respectively, of net sales for fiscal 2011. Two customers accounted for approximately 20% and 11%, respectively, of net sales for fiscal 2010. Two customers accounted for approximately 17% and 12%, respectively, of net sales for fiscal 2009. A significant decrease in business from or loss of any of the major customers could harm the financial condition of the Company by causing a significant decline in revenues attributable to such customers. The Company does not believe that concentrations of credit risk represent a material risk of loss with respect to its financial position as of January 29, 2011.

Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. A liability for unearned royalty income is recognized when licensees pay contractual obligations before being earned or when up front fees are collected. This liability is recognized as royalty income over the applicable term of the respective license agreement.

ADVERTISING REIMBURSEMENTS – The majority of the Company’s license agreements require licensees to reimburse the Company for advertising placed on behalf of the licensees based on a percentage of the licensees’ net sales. The Company records earned advertising reimbursements received from its licensees as a reduction of the related advertising costs in selling, general and administrative expenses. For the fiscal years 2011, 2010 and 2009, the Company has reduced selling, general and administrative expenses by $6.1 million, $5.8 million and $5.5 million of licensee reimbursements, respectively. Unearned advertising reimbursements result when a licensee pays required reimbursements prior to the Company incurring the advertising expense. A liability is recorded for these unearned advertising reimbursements.

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

NET INCOME (LOSS) PER SHARE – Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average shares of outstanding common stock. The calculation of diluted net income (loss) per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net income (loss) per share includes the effects of stock options, stock appreciation rights (“SARS”), warrants and unvested restricted shares as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted income (loss) per share:

	2011	2010	2009
	(in thousands, except per share data)
Numerator:
Net income (loss) attributed to Perry Ellis International, Inc.	$24,112	$13,167	$(12,890)

Denominator:
Basic - weighted average shares	13,110	12,699	14,416
Dilutive effect: equity awards	1,039	306	—

Diluted - weighted average shares	14,149	13,005	14,416

Basic income (loss) per share	$1.84	$1.04	$(0.89)

Diluted income (loss) per share	$1.70	$1.01	$(0.89)

Antidilutive effect: (1)	316	1,586	2,344

(1)

Represents weighted average of stock options to purchase shares of common stock, SARS and restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

ACCOUNTING FOR STOCK-BASED COMPENSATION – Accounting for stock-based compensation requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Company uses fair value as the measurement objective in accounting for share-based payment arrangements and applies a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

For fiscal 2011, 2010 and 2009, approximately $4.5 million, $2.8 million and $2.2 in compensation expense has been recognized in selling, general and administrative expenses in the consolidated statement of operations related to stock options, SARS and restricted stock, respectively. Compensation expense for these awards is based on the fair value at the original grant date. During fiscal 2011, 2010, and 2009, the Company received cash of $2.7 million, $0.6 million, and $3.8 million, respectively, from the exercise of stock options and realized a tax benefit of approximately $2.3 million, $0.2 million, and $1.6 million, respectively from such exercises.

The fair value of the options was estimated at the date of grant using the Black-Scholes Option Pricing Model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including: expected volatility based on the expected price of the Company’s common stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercises and employee terminations; and dividend yield based on the Company’s history and expectation of dividend payments. Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in fiscal years 2011, 2010 and 2009 was $13.47, $2.88 and $11.26, respectively.

The following weighted-average assumptions for 2011, 2010 and 2009 were derived from the Black-Scholes model and used to determine the fair value of stock options:

	2011	2010	2009
Risk free interest	2.9% - 3.3%	2.3% - 2.7%	4.5%
Dividend Yield	0.0%	0.0%	0.0%
Volatility factors	66.1% - 66.3%	65.3% - 66.7%	57.4%
Weighted-average life (years)	4.0 - 6.0	6.0	6.0

COMPREHENSIVE INCOME (LOSS) – Comprehensive income (loss) was comprised of the following for the year ended:

	January 29, 2011	January 30, 2010	January 31, 2009
		(in thousands)
Net income (loss)	$24,512	$13,520	$(12,278)

Other Comprehensive (loss) income:
Foreign currency translation adjustments, net	491	2,298	(5,697)
Unrealized loss on pension liability, net of tax	340	353	(3,223)
Unrealized loss on marketable securities, net of tax	—	—	(775)
Reclassification adjustment, net of tax	—	—	1,871

Total other comprehensive income (loss)	831	2,651	(7,824)

Comprehensive income (loss)	25,343	16,171	(20,102)
Less: comprehensive income attributable to the noncontrolling interest	897	353	612
Comprehensive income (loss) attributable to

Perry Ellis International, Inc.	$24,446	$15,818	$(20,714)

Accumulated other comprehensive loss was comprised of the following at:

	January 29,	January 30,
	2011	2010
	(in thousands)
Foreign currency translation	$(791)	$(785)
Unrealized loss on pension liability, net of tax	(2,530)	(2,870)

	$(3,321)	$(3,655)

RECENT ACCOUNTING PRONOUNCEMENTS – In June 2009, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (now part of FASB Accounting Standards Codification (“ASC”) 860). The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. This standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this standard are to be applied to transfers that occur on or after the effective date. The adoption of this standard did not have a material impact on the results of operations or the financial position of the Company.

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

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements.” ASU No. 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and expands the disclosures related to multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The adoption of ASU No. 2009-13 did not have a material impact on the results of operations or financial position of the Company.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about post-retirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this standard, except for the disclosure of activity within Level 3 fair value measurements, did not have a material impact on the Company’s financial statements. The Company has not completed its assessment of the impact, if any, that the disclosure of activity within Level 3 fair value measurements will have on its financial statements.

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

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 provides amendments to Topic 350 to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to clarify that, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company has not completed its assessment of the impact, if any, that the adoption of ASU No. 2010-28 will have on its results of operations or its financial position.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 provides amendments to Topic 805 to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company has not completed its assessment of the impact, if any, that the adoption of ASU No. 2010-29 will have on its results of operations or its financial position.

3.	Acquisitions

On January 28, 2011, the Company completed the acquisition of substantially all of the assets of Rafaella Apparel Group, Inc. (“Rafaella”), Rafaella Apparel Far East Limited (“Rafaella Far East”) and Verrazano, Inc. (“Verrazano”) pursuant to the Asset Purchase Agreement dated as of January 7, 2011 (the “Agreement”) by and among Rafaella, Rafaella Far East and Verrazano (collectively, the “Sellers”) and the Company.

The Sellers have been a leading designer, sourcer, marketer and distributor of a full line of women’s sportswear, and the assets acquired by the Company include all of the Seller’s assets used, useful or necessary in the conduct of the Seller’s business, such as, among other things, inventory, receivables, purchase orders and intellectual property. The Company assumed certain liabilities, including, among other things, certain accounts payable, accrued liabilities and certain letters of credit.

The consideration paid by the Company totaled $80 million in cash and a warrant to purchase 106,564 shares of the Company’s common stock valued at approximately $2.6 million. The cash portion of the purchase price is subject to adjustment as set forth in the Agreement based on a post-closing true-up of net working capital for a period of up to approximately 90 days following the closing date. The Agreement provides for the escrow of $3.0 million in connection with the post-closing true-up adjustment. While $3.0 million is currently held in escrow related to the post closing adjustment, such adjustment is not limited to the amount held in escrow. An estimate of the post closing true-up adjustment has been included in other current assets. Also held, is an additional $3.5 million of the cash portion of the purchase price for a period of one year following the closing date to satisfy certain indemnity claims against the Sellers under the Agreement. The Company funded the acquisition through its senior credit facility.

The warrant issued to Rafaella as part of the purchase price became exercisable on the business day immediately following the first business day after the closing on which the closing price of the Company’s common stock equaled or exceeded $28.152 and expires two years following the closing date. The warrant is exercisable for a total of 106,565 shares of the Company’s common stock at an exercise price of $.01 per share. The exercise price per share and number of shares issuable upon exercise are subject to adjustments for stock splits, dividends, subdivisions or combinations involving the common stock.

The Company incurred approximately $2.2 million in acquisition expenses during fiscal 2011. These expenses have been included in selling general and administrative expenses in the consolidated statement of income.

No operations have been included in the operations for fiscal 2011 related to this acquisition, since it occurred at the end of the fiscal year.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed. The following purchase accounting adjustments include fair value adjustments and the allocation of purchase price based on fair value:

(in thousands)
Total purchase price
Cash consideration paid	$79,985

Total purchase price	79,985
Warrants	2,599

Total adjusted purchase price	$82,584

Total allocation of the purchase price is as follows:
Inventory	$22,698
Accounts receivables	4,946
Other current assets	3,514
Fixed assets	267
Intangibles	62,332
Accounts payable and accrued expenses	(11,173)

Fair value of net assets acquired	$82,584

The Company is in the process of completing the allocation of the purchase price to the various components of the net assets acquired and expects to finalize this allocation during fiscal 2012. Once finalized, the Company expects intangible assets to be allocated amongst customer lists, tradename, and goodwill.

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

During November 2007, the Company’s Board of Directors previously authorized the Company to purchase, from time to time and as market and business conditions warrant, up to $20 million of its common stock for cash in the open market or in privately negotiated transactions over a 12-month period. In September 2008, 2009 and 2010, the Board of Directors extended the stock repurchase program for the next twelve months. Although the Board of Directors allocated a maximum of $20 million to carry out the program, the Company is not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis.

The Company repurchased 418,000 and 1,769,296 shares of its common stock during fiscal 2010 and 2009, respectively, at a cost of approximately of $1.8 million and $11.6 million. The Company did not repurchase any shares of its common stock during fiscal 2011.

5.	Accounts Receivable

Accounts receivable consisted of the following as of:

	January 29, 2011	January 30, 2010
	(in thousands)
Trade accounts	$126,879	$134,922
Royalties and other receivables	4,450	6,873

Total	131,329	141,795
Less: Allowance for doubtful accounts	(1,795)	(1,861)

Total	$129,534	$139,934

The activity for the allowance for doubtful accounts is as follows:

	2011	2010	2009
	(in thousands)
Allowance for doubtful accounts
Beginning balance	$1,861	$1,029	$1,452
Provision	96	1,307	1,525
Write-offs net of recoveries	(162)	(475)	(1,948)

Ending balance	$1,795	$1,861	$1,029

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

6.	Inventories

Inventories consisted of the following as of:

	January 29, 2011	January 30, 2010
	(in thousands)
Finished goods	$176,020	$110,420
Raw materials and in process	2,197	1,895

Total	$178,217	$112,315

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

During fiscal 2007, the Company purchased 369,700 common shares in the open market of a then current licensee for approximately $2.6 million. Total royalty income from this licensee was approximately $1.2 million for the year ended January 31, 2009.

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

8.	Property and Equipment

Property and equipment consisted of the following as of:

	January 29, 2011	January 30, 2010
	(in thousands)
Furniture, fixture and equipment	$84,146	$79,304
Buildings	19,348	19,348
Vehicles	850	862
Leasehold improvements	24,569	23,668
Land	9,189	9,163

Total	138,102	132,345
Less: accumulated depreciation and amortization	(83,025)	(71,878)

Total	$55,077	$60,467

The above table of property and equipment includes assets held under capital leases as of:

	January 29, 2011	January 30, 2010
	(in thousands)
Furniture, fixture and equipment	$1,027	$1,000
Less: accumulated depreciation and amortization	(555)	(213)

Total	$472	$787

Depreciation and amortization expense relating to property and equipment amounted to $12.0 million, $13.4 million and $14.4 million for the fiscal years ended January 29, 2011 January 30, 2010 and January 31, 2009, respectively.

9.	Trademarks

Trademarks are included in intangible assets, are considered indefinite-lived assets and totaled $200.3 million at January 29, 2011 and January 30, 2010, respectively.

These trademarks are not subject to amortization but are reviewed at least annually for potential impairment. The fair value of each trademark asset is compared to the carrying value of the trademark. The Company recognizes an impairment loss when the estimated fair value of the trademark asset is less than the carrying value. The Company’s annual impairment test is performed annually on February 1st.

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

As a result of the annual trademark impairment analysis performed during the fiscal year ended January 31, 2009, the Company determined that the carrying value of certain trademarks exceeded their estimated fair value. Accordingly, the Company recorded a non-cash pre-tax charge of $20.7 million to reduce the value of these trademarks to their estimated fair values. The impairments result from a decline in the future anticipated cash flows from these trademarks, which is due, in part, to the deterioration of the economic and market conditions in the apparel industry during fiscal 2009. Based on the annual trademark impairment analysis performed during the fiscal years ended January 29, 2011 and January 30, 2010, the Company determined that the estimated fair value of the trademarks exceeded their carrying value.

The trademark impairment charges are reported as a component of impairment on long-lived assets in the statement of operations.

10.	Other Current Liabilities

Other current liabilities consisted of the following as of:

	January 29, 2011	January 30, 2010
	(in thousands)
Unearned advertising reimbursement	$2,263	$2,525
State sales and use tax	965	938
Other	3,431	3,473

Total	$6,659	$6,936

11.	Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following as of:

	January 29, 2011	January 30, 2010
	(in thousands)
Salaries and commissions	$13,270	$5,021
Royalties	2,071	2,608
Buying commissions	209	286
Other	7,849	5,725

Total	$23,399	$13,640

12.	Unearned Revenues and Other Long Term Liabilities

Other long term liabilities consisted of the following as of:

	January 29, 2011	January 30, 2010
	(in thousands)
Deferred gain long term	$4,707	$5,664
Unearned revenue	3,812	5,428
Deferred advertising	3,688	4,900
Other	5,380	4,647

Total	$17,587	$20,639

13.	Derivative Financial Instruments

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

During August 2010, the Company was notified by the counterparty, that it would exercise the optional call provision and terminate the Swap Agreement in September 2010. As per the terms of the call provision, the Company received $1.1 million, its fair value as of the termination date. The fair value of the hedge item at the termination date will be amortized over the remaining term of the senior subordinated notes payable.

The location and amount of gains (losses) on derivative instruments and related hedged items reported in the consolidated statements of operations were as follows:

Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income	January 29, 2011	January 30, 2010
		(in thousands)
Derivative : Swap Agreement	Interest expense	$1,572	$1,311
Hedged item: Fixed rate debt	Interest expense	(319)	(987)

Total (1)		$1,253	$324

(1)	Includes $392,000 and ($195,000) for the years ended January 29, 2011 and January 30, 2010, respectively, related to the ineffectiveness of the hedging relationship.

In August 2009, the Company entered into an interest rate cap agreement (the “$75 million Cap Agreement”) for an aggregate notional amount of $75 million associated with the 8 7/8% senior subordinated notes. The $75 million Cap Agreement became effective on December 15, 2010 and was scheduled to terminate on September 15, 2013. The $75 million Cap Agreement was being used to manage cash flow risk associated with the Company’s floating interest rate exposure pursuant to the Swap Agreement. The $75 million Cap Agreement did not qualify for hedge accounting treatment.

The location and amount of (losses) on derivative instruments not designated as hedging instruments reported in the consolidated statements of operations were as follows:

Derivatives Not Designed As Hedging Instruments	Location of (Loss) Recognized in Income	January 29, 2011	January 30, 2010
		(in thousands)
Derivative : $75 Million Cap Agreement	Interest expense	$(1,397)	$(1,243)

Total		$(1,397)	$(1,243)

See footnote 21 to the consolidated financial statements for disclosure of the fair value and line item caption of derivative instruments recorded on the consolidated balance sheets.

14.	Letter of Credit Facilities

As of January 29, 2011 we maintained two U.S. dollar letter of credit facilities totaling $50.0 million and one letter of credit facility totaling $1.0 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. During the third quarter of fiscal 2011, because of the termination of our Canadian joint venture, we cancelled the letter of credit facility utilized by our Canadian joint venture which totaled an estimated $3.6 million. During the first quarter of fiscal 2010, one credit line totaling an estimated $30.0 million was cancelled. As of January 29, 2011 there was $45.1 million available under the existing letter of credit facilities.

Amounts under letter of credit facilities consist of the following as of:

	January 29, 2011	January 30, 2010
	(in thousands)
Total letter of credit facilities	$50,953	$54,481
Outstanding letters of credit	(5,858)	(5,496)

Total credit available	$45,095	$48,985

Additionally, the Company assumed certain letters of credit in the amount of $9.4 million, in connection with the acquisition of certain net assets from Rafaella Apparel Group, Inc. These letters of credit are fully collateralized by restricted cash in the amount of $9.4 million. The Company expects these letters of credit to expire during the second quarter of fiscal 2012.

15.	Senior Credit Facility

Effective March 31, 2010, the Company entered into an amendment to its senior credit facility. This amendment modified the senior credit facility to permit the sale of certain accounts receivable.

The following is a description of the terms of its senior credit facility with Wachovia Bank, National Association, et al, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the maximum line is up to $150 million with the opportunity to increase this amount in $25 million increments up to $200 million; (ii) the inventory borrowing limit is $90 million or up to 60% of the maximum line; (iii) the sublimit for letters of credit is up to $40 million; (iv) the amount of letter of credit facilities allowed outside of the facility is $110 million and (v) the outstanding balance is due at the maturity date of February 1, 2012. At January 29, 2011, the Company had $97.3 million of outstanding borrowings under the senior credit facility.

Certain Covenants. The senior credit facility contains certain covenants, which, among other things, requires the Company to maintain a minimum adjusted EBITDA (“Senior Credit Facility Adjusted EBITDA”), as defined in the senior credit facility (as opposed to the definition of EBITDA used by the Company for other purposes), if availability falls below a certain threshold. These covenants may restrict the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. The Company prohibited from paying cash dividends under these covenants. The Company is not aware of any non-compliance with any of its covenants under the senior credit facility. The Company could be materially harmed if it violates any covenants as the lenders under the senior credit facility could declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If the Company is unable to repay those amounts, the lenders could proceed against its assets. In addition, a violation could also constitute a cross-default under the indenture and mortgage, resulting in all of its debt obligations becoming immediately due and payable, which it may not be able to satisfy.

Borrowing Base. Borrowings under the Company’s senior credit facility are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to the lesser of either (1) the sum of (a) 85.0% of eligible receivables plus (b) 85.0% of its eligible factored accounts receivables up to $10.0 million plus (c) the lesser of (i) the inventory loan limit of $90 million, or 60% of the maximum line, or (ii) the lesser of (A) 65.0% of eligible finished goods inventory, or (B) 85.0% of the net recovery percentage (as defined in the senior credit facility) of eligible inventory, or (2) the loan limit; and in each case minus (x) 35.0% of the amount of outstanding letters of credit for eligible inventory, (y) the full amount of all other outstanding letters of credit issued pursuant to the senior credit facility which are not fully secured by cash collateral, and (z) licensing reserves for which the Company is the licensee of certain branded products.

Interest. Interest on the principal balance under the Company’s senior credit facility accrues, at its option, at either (a) the greater of Wachovia’s prime lending rate or the Federal Funds rate; plus  1/2% plus a margin spread of 100 to 175 basis points based upon the sum of our quarterly average excess availability plus excess cash for the immediately preceding fiscal quarter, at the time of borrowing or (b) the rate quoted by Wachovia as the average monthly Eurodollar Rate for 1-month Eurodollar deposits plus a margin spread of 200 to 275 basis points based upon the sum of its quarterly average excess availability plus excess cash for the immediately preceding fiscal quarter, at the time of borrowing.

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

During the second quarter of fiscal 2011, the Company retired $25.0 million of its senior subordinated notes payable. In connection with this retirement, the Company paid an additional $453,000 in redemption premiums and commissions. Additionally the Company wrote-off approximately $277,000 in unamortized discount and bond fees associated with the retired portion of the senior subordinated notes.

17.	Real Estate Mortgages

In fiscal 2003, The Company acquired its main administrative office, warehouse and distribution facility in Miami and partially financed the acquisition of the facility with an $11.6 million mortgage loan. The real estate mortgage loan contained certain covenants. Interest was fixed at 7.123%. In August 2008, the Company executed a maturity extension of the real estate mortgage loan until July 1, 2010. In July 2010, the Company paid off the real estate mortgage loan.

In July 2010, the Company refinanced its main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The real estate mortgage loan contains certain covenants. The Company is not aware of any non-compliance with any of its covenants. If the Company violates any covenants, the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which the Company may not be able to satisfy. The loan is due on August 1, 2020. Principal and interest of $83,000 is due monthly based on a 25 year amortization with the outstanding principal due at maturity. Interest is fixed at 5.80%. At January 29, 2011, the balance of the real estate mortgage loan totaled $12.7 million, net of discount, of which $223,000 is due within one year.

In June 2006, the Company entered into a mortgage loan for $15 million secured by its Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 were due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest was set at 6.25% for the first five years, at which point it would have reset based on the terms and conditions of the promissory note. In June 2010, the Company negotiated with the bank to accelerate the rate reset that was scheduled to occur in June 2011. The interest rate was reduced to 5.75% per annum. The terms were restated to reflect new quarterly payments of principal and interest of $288,000, based on a 20 year amortization with the outstanding principal due at maturity. At January 29, 2011, the balance of the real estate mortgage loan totaled $13.6 million, net of discount, of which $369,000 is due within one year.

Under the terms of the mortgage loans, a covenant violation could constitute a cross-default under the Company’s senior credit facility, the letter of credit facilities and indenture relating to its senior subordinated notes resulting in all of its debt obligations becoming immediately due and payable, which the Company may not be able to satisfy.

The contractual maturities of the real estate mortgages are as follows:

Amount
(in thousands)
Fiscal year ending:
2012	$592
2013	647
2014	687
2015	728
2016	771
Thereafter	23,223

26,648
Less discount	(263)

Total	$26,385

18.	Income Taxes

For financial reporting purposes, income (loss) before noncontrolling interest and income tax (benefit) provision includes the following components:

	January 29,	January 30,	January 31,
	2011	2010	2009
	(in thousands)
Domestic	$22,629	$7,416	$(18,185)
Foreign	13,276	9,719	2,225

Total	$35,905	$17,135	$(15,960)

The income tax provision (benefit) consists of the following components for each of the years ended:

	January 29,	January 30,	January 31,
	2011	2010	2009
	(in thousands)
Current income taxes:
Federal	$1,994	$(1,554)	$1,726
State	780	(179)	434
Foreign	1,430	1,446	1,671

Total current income taxes	4,204	(287)	3,831

Deferred income taxes:
Federal	6,708	3,106	(6,227)
State	481	796	(1,286)

Total deferred income taxes	7,189	3,902	(7,513)

Total	$11,393	$3,615	$(3,682)

The Company’s effective income tax rate was as follows for each of the years ended:

	January 29,	January 30,	January 31,
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase resulting from State income taxes, net of federal income tax benefit	3.2%	1.2%	4.5%
Foreign tax rate differential	–9.1%	–17.6%	0.1%
Change in reserves	0.2%	–8.9%	–1.4%
Change in valuation allowance	–0.7%	10.9%	–9.0%
Non-deductible items	2.3%	2.4%	–5.6%
Other	0.8%	–1.9%	–0.5%

Total	31.7%	21.1%	23.1%

Deferred income taxes are provided for the temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of temporary differences as of the years ended are as follows:

	January 29,	January 30,
	2011	2010
	(in thousands)
Deferred tax assets:
Inventory	$4,166	$3,931
Accounts receivable	1,768	2,075
Accrued expenses	2,723	2,360
Advance payments	3,134	3,971
Net operating losses	16,960	21,470
Deferred pension obligation	5,061	6,691
Stock compensation	3,284	1,987
Other	4,157	3,131

	41,253	45,616

Deferred tax liabilities
Fixed assets	—	(645)
Intangible assets	(36,047)	(32,005)
Prepaid expenses	(1,187)	(1,275)

	(37,234)	(33,925)

Valuation allowance	(5,098)	(5,366)

Net deferred tax (liability) asset	$(1,079)	$6,325

As of January 30, 2010, the Company had a gross deferred tax asset relating to foreign tax credit carryforwards in the amount of $0.3 million. These credits originated in fiscal year 2004. Management believes it is more likely than not that the deferred tax asset associated with these foreign tax credits will not be realized during the carryforward period. As such, the Company maintains a valuation allowance in the amount of $0.3 million against the foreign tax credit amounts it does not expect to realize. These amounts remained unchanged as of January 29, 2011.

During fiscal 2009, the Company realized a $1.0 million income tax benefit associated with realized and unrealized losses associated with marketable securities. Management believes it is more likely than not that the related deferred tax asset associated with these losses will not be realized due to tax limitations imposed on the utilization of capital losses. As such, the Company has established a valuation allowance against the losses not expected to be realized. The balance of the valuation allowance associated with realized and unrealized losses from marketable securities for fiscal 2011 and 2010 was $1.0 and $1.0 million, respectively. During fiscal 2011 the valuation allowance did not change and during fiscal 2010 the valuation allowance increased $0.3 million.

During fiscal years 2011 and 2010, the Company realized tax-effected losses of $0.1 and $1.1 million, respectively, associated with the operations of its U.K. subsidiary. For U.K. tax purposes, the operating loss has an indefinite carryforward period. Based upon operating results from the three most recent fiscal years, including fiscal 2011, management of the Company has determined that its U.K. subsidiary represents a cumulative loss company. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary. The balance of the valuation allowance associated with U.K. operating loss carryforward for fiscal 2011 and 2010 was $2.0 and $2.0 million, respectively after rounding. During fiscal 2011 the valuation allowance did not change and during fiscal 2010 the valuation allowance increased $1.1 million.

In connection with the 2003 Perry Ellis Menswear acquisition, the Company originally acquired a net deferred tax asset of approximately $53.5 million, net of a $20.3 million valuation allowance. Additionally, the acquisition of Perry Ellis Menswear caused an “ownership change” for federal income tax purposes. As a result, the use of any net operating losses existing at the date of the ownership change to offset future taxable income of the Company is limited by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). As of the acquisition date, Perry Ellis Menswear had available federal net operating losses of which approximately $56.0 million expired unutilized as a result of the annual usage limitations under Section 382.

The following table reflects the expiration of the remaining federal net operating losses:

Fiscal Year	(in thousands)
2012	$2,409
2013 - 2019	12,872
2020 - 2023	19,726
Thereafter	—

$35,007

In addition to the Company’s U.S. federal net operating loss, the Company has reflected in its income tax provision (benefit) deferred tax assets associated with net operating losses generated in various U.S. state jurisdictions. However, with respect to jurisdictions where the Company either has limited operations or statutory limitations on the use of acquired net operating losses, the ability to utilize such losses is restricted. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary, as a portion of the assets are not expected to be fully realized. The balance of the valuation allowance associated with U.S. state net operating losses for fiscal 2011 and 2010 was $1.7 and $2.0 million respectively. During fiscal 2011 and 2010 the valuation allowance decreased by $0.3 million and increased by $0.6 million, respectively.

Deferred taxes have not been recognized on unremitted earnings of certain of the Company’s foreign subsidiaries based on the “indefinite reversal” criteria. No provision is made for income tax that would be payable upon the distribution of earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

The federal and state income tax provisions do not reflect the tax savings resulting from deductions associated with the Company’s stock option plans. These savings were $2.3 million, $0.2 million and $1.6 million for fiscal 2011, 2010 and 2009, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2008 through 2011 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2005 through 2011, depending on each state’s particular statute of limitation. During the fiscal year ended January 29, 2011, the Company is still discussing with the State of New Jersey the settlement of income tax liabilities pertaining to the 2004 through 2007 tax years as part of a voluntary disclosure agreement. Furthermore, various state and local income tax returns are also under examination by taxing authorities. There are currently no U.S. federal income tax returns under examination.

As of February 1, 2010, the Company had a $1.1 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.3 million. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. As of January 29, 2011, the Company had a $1.2 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.3 million. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

A reconciliation of the beginning balance of the Company’s unrecognized tax benefits and the ending amount of the unrecognized tax benefits are as follows as of:

	January 29,	January 30,	January 31,
	2011	2010	2009
		(in thousands)
Balance at beginning of period	$1,118	$3,460	$3,900
Additions based on tax positions related to the current year	70	44	140
Additions for tax positions of prior years	70	322	438
Reductions for tax positions of prior years	—	(248)	(165)
Reductions due to lapses of statute of limitations	(76)	(1,650)	—
Settlements	—	(810)	(853)

Balance at end of period	$1,182	$1,118	$3,460

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. During the fiscal years 2011, 2010 and 2009 the Company recognized approximately $0.1 million, $(0.5) million and $0.2 million in interest and penalties respectively. The Company had approximately $0.3 million and $0.3 million for the payment of interest and penalties accrued at January 30, 2011 and January 31, 2010, respectively after rounding.

It is reasonably possible that within the next twelve months the Company may settle its voluntary disclosure process with the State of New Jersey. The Company does not currently anticipate that such resolution will significantly increase or decrease tax expense within the next twelve months. Furthermore, the statute of limitations related to the Company’s 2008 U.S. federal tax year will expire within the next twelve months. The lapse in the statute of limitations would be expected to decrease tax expense within the next twelve months. The expiration of the statute of limitations related to the Company’s 2008 U.S. federal and state tax year could result in a tax benefit of up to approximately $0.2 million.

19.	Retirement Plan

The Company has a 401(k) Plan (the “Plan”) which includes a discretionary company match which has ranged from 0% to 50% of the first 6% contributed to the plan which eligible employees may participate. Eligible employees may participate in the Plan upon the attainment of age 21, and completion of three continuous months of service. Participants may elect to contribute up to 60% of their compensation, subject to maximum statutory limits. The Company’s discretionary contributions to the Plan were approximately $87,000, $12,000 and $1.1 million for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

20.	Benefit Plans

The Company sponsors two qualified pension plans as a result of the Perry Ellis Menswear acquisition that occurred in June 2003. During 2009, the Company modified the valuation date of plan obligations and assets from the end of December to the end of January. The impact of this change was an immaterial increase in expense.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the plan years beginning February 1, 2009 and ending January 29, 2011, and a statement of the funded status as of January 29, 2011. The plans were frozen and merged as of December 31, 2003.

	January 29,	January 30,
For the fiscal year ending:	2011	2010
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of plan year	$40,329	$37,858
Service cost	250	250
Interest cost	2,132	2,357
Actuarial loss (gain)	679	2,973
Lump sums plus annuities paid	(3,058)	(3,109)

Benefit obligation at end of plan year	$40,332	$40,329

Change in plan assets
Fair value of plan assets at beginning of plan year	$23,092	$20,150
Actual return on plan assets	2,940	6,051
Company contributions	4,238	—
Lump sums plus annuities paid	(3,058)	(3,109)

Fair value of plan assets at end of plan year	$27,212	$23,092

Unfunded status at end of plan year	$13,120	$17,237

The net unfunded amount is classified as a long term liability in the caption deferred pension obligation on the consolidated balance sheet. At January 29, 2011, the deferred loss included in accumulated other comprehensive loss was $4.2 million before tax and $2.5 million on an after-tax basis. At January 30, 2010, the deferred loss included in accumulated other comprehensive loss was $4.7 million before tax and $2.9 million on an after-tax basis. At January 31, 2009, the deferred loss included in accumulated other comprehensive loss was $5.3 million before tax and $3.2 million on an after-tax basis.

The following table provides the components of net benefit cost for the plans for the fiscal year ended:

	January 29,	January 30,	January 31,
	2011	2010	2009
		(in thousands)
Service cost	$250	$250	$271
Interest cost	2,132	2,357	2,519
Expected return on plan assets	(1,982)	(1,557)	(3,055)
Amortization of unrecognized net loss (gain)	48	66	(238)

Net periodic benefit cost	$448	$1,116	$(503)

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table for the plan years ended:

	January 29,	January 30,
	2011	2010
Discount rate	5.25%	5.50%
Rate of compensation increase	N/A	N/A

The assumptions used in the measurement of the net periodic benefit cost are as follows:

	January 29,	January 30,
	2011	2010
Discount rate	5.50%	6.00%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	N/A	N/A

The pension plan weighted-average asset allocations at January 29, 2011 and January 30, 2010 by asset category are as follows:

	January 29,	January 30,
	2011	2010
Asset category:
Equity securities	57.80%	62.80%
Debt securities	29.20%	33.40%
Other	13.00%	3.80%

Total	100.00%	100.00%

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

The fair value of plan assets by asset category is as follows:

	Fair Value Measurements
	At January 29, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset category:
Equity securities	$15,729	$—	$—	$15,729
Debt securities	7,946	—	—	7,946
Other	3,537	—	—	3,537

Total	$27,212	$—	$—	$27,212

	At January 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset category:
Equity securities	$14,491	$—	$—	$14,491
Debt securities	7,712	—	—	7,712
Other	889	—	—	889

Total	$23,092	$—	$—	$23,092

The expected future benefit payments are as follows for fiscal years ended:

Expected Future Benefits Payments	(in thousands)
2012	$3,124
2013	3,107
2014	3,102
2015	3,056
2016	3,000
Thereafter	14,682

The Company’s contributions for fiscal 2012 are expected to be approximately $3.1 million. The Company will review the funding status during fiscal 2012 and the incremental funding provisions may change in future periods.

21.	Fair Value Measurements

The carrying amounts of accounts receivable, accounts payable, accrued expenses, and accrued interest payable approximate fair value due to their short-term nature. The carrying amount of the real estate mortgages approximates fair value since they were recently entered into and thus the interest rates approximate market. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate. As of January 29, 2011 and January 30, 2010, the fair value of the senior subordinated notes payable was approximately $106.3 million and $129.9 million, respectively, based on quoted market prices. These estimated fair value amounts have been determined using available market information.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value.

		Fair Value Measurements
		At January 29, 2011 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(in thousands)
Liabilities:
Interest rate cap	Other current liabilities	$—	$546	$—	$546
Interest rate cap	Unearned revenues and other long term liabilities	—	1,286	—	1,286

Total liabilities at fair value		$—	$1,832	$—	$1,832

		Fair Value Measurements
		At January 30, 2010 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets:
Interest rate swap	Other current assets	$—	$1,092	$—	$1,092
Interest rate swap	Other assets	—	90	—	90

Total assets at fair value		$—	$1,182	$—	$1,182

Liabilities:
Interest rate cap	Other current liabilities	$—	$449	$—	$449
Interest rate cap	Unearned revenues and other long term liabilities	—	731	—	731

Total liabilities at fair value		$—	$1,180	$—	$1,180

See footnote 13 to the consolidated financial statements for disclosures of the accounting designation of the two derivatives in the above table.

22.	Related Party Transactions

The Company leases under certain lease arrangements approximately 66,000 square feet comprised of approximately 16,000 square feet for administrative offices and approximately 50,000 square feet for warehouse distribution. These facilities are in close proximity to the corporate office of the Company, and are owned by the Chairman of the Board of Directors and Chief Executive Officer (“Chairman”). Rent expense, including insurance and taxes, for these leases amounted to approximately $593,000, or $8.98 per square foot, $588,000, or $8.90 per square foot and $670,000, or $10.15 per square foot for the years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively. At inception of the leases, the Company’s Audit Committee reviewed the terms of the two ten year leases to ensure that they were reasonable and at, or below, market. This review included information from third party sources.

During the years ended January 29, 2011, January 30, 2010 and January 31, 2009, the Company was a party to aircraft charter agreements with third parties, who chartered the aircraft from an entity controlled by the Chairman and the President and Chief Operating Officer (the “President”). There is no minimum usage requirement, and the charter agreement can be terminated with 60 days notice. The Company paid, under these agreements, to these third parties $1.3 million, $1.0 million and $1.0 million for the years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively. On an annual basis, the Company’s Governance or Audit Committee reviews the terms of the current arrangement to ensure that it is at, or below, market. This review includes information from third party sources.

The Company is a party to licensing agreements with Isaco International, Inc. (“Isaco”), pursuant to which Isaco has been granted the exclusive license to use various Perry Ellis trademarks in the United States and Puerto Rico to market a line of men’s underwear, hosiery and loungewear. The principal shareholder of Isaco is the father-in-law of the Company’s President. Royalty income earned from the Isaco license agreements amounted to approximately $2.1 million, $2.0 million and $1.9 million for the years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively. The Company’s Governance or Audit Committee reviews renewals or extension of the licensing agreements, to ensure that they are consistent with the terms and conditions of other license agreements of the Company.

The Company was party to a licensing agreement with Tropi-Tracks LLC (“Tropi-Tracks”), pursuant to which Tropi-Tracks was granted an exclusive license to use the Jantzen brand name in the United States, Canada, and Mexico to market a line of men’s, women’s and junior’s casual and leisure footwear. Salomon Hanono, one of the former members of the Board of Directors of the Company, whose term expired during fiscal 2009, is a member of Tropi-Tracks. The license was terminated in June 2009, with a six month non-exclusive sell-off period. Royalty income earned from the Tropi-Tracks license agreement amounted to $21,000 and 97,000 for the years ended January 30, 2010 and January 31, 2009, respectively. The Company’s Governance or Audit Committee reviewed renewals or extensions of the licensing agreement, to ensure that they were consistent with the terms and conditions of other license agreements of the Company.

The Company is party to an agreement with Sprezzatura Insurance Group LLC. Joseph Hanono, the son of the Company’s Secretary-Treasurer, is a member of Sprezzatura Insurance Group. The Company paid under this agreement, to this third party $478,000, $448,000 and $366,000 in insurance premiums for property and casualty for the years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively. On an annual basis, the Company’s Governance or Audit Committee reviews the terms of the current arrangement.

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

The following table lists information regarding shares under the 1993 Plan, 2002 Plan and 2005 Plan as of January 29, 2011:

	Shares Underlying Outstanding Grants	Unvested Restricted Shares	Shares Available for Grant
1993 Stock Option Plan	460,000	—	—
2002 Stock Option Plan	178,803	—	—
2005 Stock Option Plan	1,078,523	926,009	840,431

	1,717,326	926,009	840,431

During fiscal 2011, the Company granted SARS to purchase shares of common stock to certain key employees. The Company awarded an aggregate of 258,879 SARS with exercise prices ranging from $24.34 to $30.00, which generally vest over a three year period and have a seven year term. The total fair value of the SARS, based on the Black-Scholes Option Pricing Model, amounted to approximately $3.5 million, which will be recorded as compensation expense on a straight-line basis over the vesting period of each SARS.

In addition, the Company awarded to a director 3,720 SARs with an exercise price of $25.60, which vest over a three year period and have a seven year term. The total fair value of the SARs, based on the Black-Scholes Option Pricing Model, amounted to approximately $50,000, which will be recorded as compensation expense on a straight-line basis over the vesting period.

A summary of the stock option and SARS activity for grants issued under the 1993 Plan, 2002 Plan and 2005 Plan is as follows for the years ended:

		Option and SARS Price Per Share
						Weighted Average	Aggregate
	Number				Weighted Average	Remaining	Intrinsic Value
	of Shares	Low	High	Weighted	Exercise Price	Contractual Life	(in thousands)
Outstanding February 1, 2008	1,868,066				$10.01	3.39	$14,656
Vested or expected to vest	1,868,066				$10.01	3.39	$14,656
Options Exercisable	1,746,319				$9.28	3.04	$14,505

Granted	13,197	$17.27	$22.76	$19.39
Exercised	(381,648)	$5.88	$17.97	$9.99
Cancelled	(24,650)	$12.77	$33.25	$16.03

Outstanding January 31, 2009	1,474,965				$10.00	3.17	$10
Vested or expected to vest	1,474,965				$10.00	3.17	$10
Options Exercisable	1,397,076				$9.34	2.90	$10

Granted	1,187,026	$4.53	$15.38	$4.75
Exercised	(80,202)	$3.46	$13.39	$7.92
Cancelled	(671,323)	$4.63	$27.16	$6.96

Outstanding January 30, 2010	1,910,466				$7.90	6.85	$16,128
Vested or expected to vest	1,910,466				$7.90	6.85	$16,128
Options Exercisable	749,160				$11.77	3.41	$3,484

Granted	262,599	$24.34	$30.00	$25.30
Exercised	(427,030)	$4.53	$17.27	$6.27
Cancelled	(28,709)	$4.89	$25.60	$16.33

Outstanding January 29, 2011	1,717,326				$10.81	5.62	$30,208
Vested or expected to vest	1,717,326				$10.81	5.62	$30,208
Options and SARS Exercisable	711,616				$11.79	2.68	$11,816

The aggregate intrinsic value for stock options and SARS in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of $28.37, $16.03, and $3.84 at January 29, 2011, January 30, 2010 and January 31, 2009, respectively. This amount represents the total pre-tax intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date. The total intrinsic value of stock options and SARS exercised in fiscal 2011, 2010 and 2009 was approximately $7.7 million, $0.6 million and $4.4 million, respectively. The total fair value of stock options and SARS vested in fiscal 2011, 2010 and 2009 was approximately $1.3 million, $0.3 million and $0.5 million, respectively.

Additional information regarding options and SARS outstanding and exercisable as of January 29, 2011, is as follows:

Options and SARS Outstanding				Options and SARS Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Number	Contractual Life	Average	Number	Average
	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$4.00 - $ 6.00	764,815	8.13	$4.65	27,970	$4.80
$6.01 - $14.00	490,804	1.94	$9.66	490,804	$9.66
$14.01 - $21.00	168,109	3.63	$16.54	158,940	$16.51
$21.01 - $31.00	293,598	6.39	$25.48	33,902	$11.79

	1,717,326			711,616

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

During fiscal 2011, the Company granted performance based restricted stock to certain key employees pursuant to the Company’s 2005 Long Term Incentive Compensation Plan, as amended, and subject to certain conditions in the grant agreement. Such stock generally vests 100% in April 2013, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. A total of 40,704 shares of restricted stock were issued at an estimated value of $1.0 million. Additionally, the Company granted an aggregate of 38,034 shares of restricted stock to certain key employees, with an estimated value of $0.8 million, which vests over a three year period. These grants will be recorded as compensation expense on a straight-line basis over the vesting period.

Also, during fiscal 2011, the Company awarded to five directors 13,309 shares of restricted stock, which vest over a three year period at an estimated value of $0.3 million. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

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

As of January 29, 2011, the total unrecognized compensation cost related to unvested stock options outstanding under the Stock Option Plans is approximately $3.9 million. That cost is expected to be recognized over a weighted-average period of 2 years. As of January 29, 2011, the total unrecognized compensation cost related to unvested time-based restricted stock was approximately $11.6 million which is expected to be recognized over a weighted-average period of 6 years.

The following table summarizes the restricted stock-based award activity for the years:

			Weighted
		Weighted	Average
	Restricted	Average	Remaining
	Shares	Grant Price	Vesting Period
Unvested as of February 1, 2008	43,183	$22.31	3.13
Granted	849,150
Vested	(15,182)
Forfeited	(8,600)

Unvested as of January 31, 2009	868,551	$17.99	8.06
Granted	42,765
Vested	(26,803)
Forfeited	(24,475)

Unvested as of January 30, 2010	860,038	$16.62	7.05
Granted	92,047
Vested	(22,392)
Forfeited	(3,684)

Unvested as of January 29, 2011	926,009	$18.22	5.92

24.	Segment Information

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

The Company allocates certain corporate selling general and administrative expenses based primarily on the revenues generated by the segments.

	January 29,	January 30,	January 31,
	2011	2010	2009
		(in thousands)
Revenues:
Product	$763,884	$729,217	$825,868
Licensing	26,404	24,985	25,429

Total Revenues	$790,288	$754,202	$851,297

Operating Income (Loss)
Product	$27,319	$13,468	$6,228
Licensing	22,519	21,395	(1,900)

Total Operating Income	$49,838	$34,863	$4,328

Interest Expense
Product	$6,380	$7,724	$8,623
Licensing	6,823	9,647	8,868

Total Interest Expense	$13,203	$17,371	$17,491

Depreciation and Amortization
Product	$11,814	$13,159	$14,304
Licensing	397	466	480

Total Depreciation and Amortization	$12,211	$13,625	$14,784

Net Income (Loss) Before Income Taxes
Product	$20,697	$5,634	$(5,192)
Licensing	15,208	11,501	(10,768)

Total Net (Loss) Income Before Income Taxes	$35,905	$17,135	$(15,960)

Identifiable Assets
Product	$399,773	$311,516
Licensing	249,329	209,042
Corporate	36,628	40,758

Total Identifiable Assets	$685,730	$561,316

Revenues from external customers and long-lived assets excluding deferred taxes related to continuing operations in the United States and foreign countries are as follows:

	January 29, 2011	January 30, 2010	January 31, 2009
	(in thousands)
Revenues
United States	$721,998	$693,398	$785,643
International	68,290	60,804	65,654

Total revenues	$790,288	$754,202	$851,297

	January 29, 2011	January 30, 2010
	(in thousands)
Long-lived assets at years ended,
United States	$270,680	$215,774
International	47,044	45,008

Total long-lived assets	$317,724	$260,782

25.	Commitments and Contingencies

The Company has licensing agreements, as licensee, for the use of certain branded and designer labels. The license agreements expire on varying dates through June 2015. Total royalty payments under these license agreements amounted to approximately $10.4 million, $9.2 million and $9.1 million for the years ended January 29, 2011, January 30, 2010, January 31, 2009, respectively, and were classified as cost of sales. Under certain licensing agreements, the Company has to pay certain guaranteed minimum payments. Future minimum payments under these contracts amount to $22.9 million.

The Company leases two warehouse facilities, one of which includes office space, in Miami, Florida totaling approximately 66,000 square feet from its Chairman, to handle specialty operations. The leases expire in July 2014. The aggregate annual base payment for these leases is approximately $524,000.

The Company leases several locations for offices, showrooms and retail stores throughout the United States. Lease terms generally range from approximately 3 to 10 years, including anticipated renewal options. The leases generally provide for minimum annual rental payments and are subject to escalations based upon increases in the consumer price index, contractual base rent increases, real estate taxes and other costs. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying retail stores. Certain leases also provide for rent deferral during the initial term of such lease, landlord contributions, and/or scheduled minimum rent increases during the terms of the leases. For financial reporting purposes, rent expense associated with operating leases is recorded on a straight-line basis over the life of the lease. These leases expire through 2021. Minimum aggregate annual commitments for the Company’s non-cancelable unrelated operating lease commitments are as follows:

Year Ending	Amount
(in thousands)
2012	$15,814
2013	15,337
2014	9,820
2015	8,524
2016	7,743
Thereafter	12,323

Total	$69,561

Rent expense for these operating leases, including the related party rent payments discussed in footnote 22 to the consolidated financial statements amounted to $14.1 million, $14.5 million, and $13.8 million for the years ended January 29, 2011, January 30, 2010, January 31, 2009, respectively.

Capital lease obligations primarily relate to equipment as indicated in footnote 8 to the consolidated financial statements. The current portion of the capital lease obligation in the amount of $379,000 is included in accrued expenses and other liabilities, while the long term portion of $159,000 is included in unearned revenues and other long term liabilities. Minimum aggregate annual commitments for the Company’s capital lease obligations are as follows:

Year Ending	Amount
(in thousands)
2012	$379
2013	159

Total	$538

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

26.	Summarized Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(Dollars in thousands, except per share data)
FISCAL YEAR ENDED JANUARY 29, 2011
Net Sales	$214,242	$155,622	$194,856	$199,164	$763,884
Royalty Income	6,107	6,132	6,421	7,744	26,404

Total Revenues	220,349	161,754	201,277	206,908	790,288
Gross Profit	78,744	58,153	71,587	73,975	282,459
Net income (loss)	11,376	(1,888)	7,313	7,711	24,512
Net income (loss) attributed to Perry Ellis International, Inc.	11,199	(1,973)	7,175	7,711	24,112
Net income (loss) attributed to Perry Ellis International, Inc. per share:
Basic	$0.87	($0.15)	$0.54	$0.58	$1.84
Diluted	$0.81	($0.15)	$0.51	$0.54	$1.70
FISCAL YEAR ENDED JANUARY 30, 2010
Net Sales	$214,038	$152,980	$172,154	$190,045	$729,217
Royalty Income	6,006	6,189	6,397	6,393	24,985

Total Revenues	220,044	159,169	178,551	196,438	754,202
Gross Profit	69,234	49,208	60,987	69,669	249,098
Net income (loss)	5,792	(5,154)	4,306	8,576	13,520
Net income (loss) attributed to Perry Ellis International, Inc.	5,849	(5,308)	4,138	8,488	13,167
Net income (loss) attributed to Perry Ellis International, Inc. per share:
Basic	$0.46	($0.42)	$0.33	$0.67	$1.04
Diluted	$0.46	($0.42)	$0.31	$0.64	$1.01
FISCAL YEAR ENDED JANUARY 31, 2009
Net Sales	$237,762	$187,404	$216,232	$184,470	$825,868
Royalty Income	5,787	6,295	6,583	6,764	25,429

Total Revenues	243,549	193,699	222,815	191,234	851,297
Gross Profit	84,567	62,237	75,900	55,547	278,251
Net income (loss)	9,434	(5,379)	5,237	(21,570)	(12,278)
Net income (loss) attributed to Perry Ellis International, Inc.	9,107	(5,379)	4,999	(21,617)	(12,890)
Net income (loss) attributed to Perry Ellis International, Inc. per share:
Basic	$0.63	($0.36)	$0.34	($1.58)	($0.89)
Diluted	$0.60	($0.36)	$0.33	($1.58)	($0.89)

See footnotes 2 and 9 to the consolidated financial statements for further information regarding the impairment on long-lived assets, which occurred during the fourth quarter ended January 31, 2009.

27.	Subsequent Events

On March 2, 2011 the Company entered into underwriting agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as representatives of the underwriters that are parties thereto (the “Underwriting Agreements”) in connection with the common stock and senior subordinated note offerings.

Pursuant to the Underwriting Agreement relating to the common stock offering, the Company agreed to sell, and the underwriters agreed to purchase, 2.0 million shares of the Company’s common stock at a price to the public of $28.00 per share and an underwriting discount of $1.40 per share, resulting in net proceeds to the Company before offering expenses of $26.60 per share, or $53.2 million in aggregate net proceeds to the Company. The Company used the net proceeds from the common stock offering to repay a portion of the amounts outstanding under its senior credit facility.

Pursuant to the Underwriting Agreement relating to the senior subordinated notes offering, the Company agreed to sell, and the underwriters agreed to purchase, $150 million in aggregate principal amount of the Company’s 7 7/8% Senior Subordinated Notes Due 2019 at a price to the public of 100.00% of par and an underwriting discount of 2.0%, resulting in aggregate net proceeds to the Company of $147.0 million. The Company used the net proceeds of the senior subordinated notes offering first to redeem its outstanding 8 7/8% Senior Subordinated Notes Due 2013 at a redemption price of 101.4792% of the outstanding principal amount, plus accrued and unpaid interest, and the remaining net proceeds to repay a portion of the amounts outstanding under its senior credit facility. The Company will write-off the remaining unamortized discount and bond fees associated with the senior subordinated notes.

In connection with the redemption of the 8 7/ 8% Senior Subordinated Notes Due 2013, the Company elected to terminate the $75 million Cap Agreement. The $75 million Cap Agreement was being used to manage cash flow risk associated with the Company’s floating interest rate exposure pursuant to the Swap Agreement. The Company made a $1.6 million termination payment during March 2011.

28.	Consolidating Condensed Financial Statements

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of January 29, 2011 and January 30, 2010 and for each of the years ended January 29, 2011, January 30, 2010 and January 31, 2009. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF JANUARY 29, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$19,174	$(650)	$18,524
Restricted cash	—	9,369	—	—	9,369
Accounts receivable, net	—	72,765	56,769	—	129,534
Intercompany receivable	89,317	—	—	(89,317)	—
Inventories	—	160,923	17,294	—	178,217
Other current assets	13,421	23,272	4,210	(13,487)	27,416

Total current assets	102,738	266,329	97,447	(103,454)	363,060
Property and equipment, net	—	51,303	3,774	—	55,077
Intangible assets	—	219,047	43,600	—	262,647
Investment in subsidiaries	302,387	—	—	(302,387)	—
Other assets	3,036	1,839	71	—	4,946

TOTAL	$408,161	$538,518	$144,892	$(405,841)	$685,730

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$—	$114,685	$14,677	$(16,640)	$112,722
Intercompany payable - Parent	—	8,114	82,591	(90,705)	—

Total current liabilities	—	122,799	97,268	(107,345)	112,722

Notes payable and senior credit facility	105,221	97,342	—	—	202,563
Other long-term liabilities	—	58,022	6,980	2,503	67,505

Total long-term liabilities	105,221	155,364	6,980	2,503	270,068

Total liabilities	105,221	278,163	104,248	(104,842)	382,790

Equity	302,940	260,355	40,644	(300,999)	302,940

TOTAL	$408,161	$538,518	$144,892	$(405,841)	$685,730

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

LIABILITIES AND STOCKHOLDERS’ EQUITY
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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 29, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$695,878	$94,410	$—	$790,288
Gross profit	—	237,518	44,941	—	282,459
Impairment on long-lived assets	—	392	—	—	392
Operating income	—	42,722	7,116	—	49,838
Costs on early extinguishment of debt	—	730	—	—	730
Interest, noncontrolling interest and income taxes	—	26,004	(1,008)	—	24,996
Equity in earnings of subsidiaries, net	24,112	—	—	(24,112)	—
Net income attributed to Perry Ellis International, Inc.	24,112	15,988	8,124	(24,112)	24,112

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 30, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$673,171	$81,031	$—	$754,202
Gross profit	—	214,044	35,054	—	249,098
Impairment on long-lived assets	—	254	—	—	254
Operating income (loss)	—	36,945	(2,082)	—	34,863
Costs on early extinguishment of debt	—	357	—	—	357
Interest, noncontrolling interest and income taxes	1,646	21,082	(1,389)	—	21,339
Equity in earnings of subsidiaries, net	14,813	—	—	(14,813)	—
Net income (loss) attributed to Perry Ellis International, Inc.	13,167	15,506	(693)	(14,813)	13,167

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 31, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$760,136	$91,161	$—	$851,297
Gross profit	—	234,536	43,715	—	278,251
Impairment on long-lived assets	—	14,750	7,549	—	22,299
Operating income (loss)	37	11,050	(6,759)	—	4,328
Impairment on marketable securities	2,797	—	—	—	2,797
Interest, noncontrolling interest and income taxes	343	14,563	(485)	—	14,421
Equity in loss of subsidiaries, net	(9,787)	—	—	9,787	—
Net loss attributed to Perry Ellis International, Inc.	(12,890)	(3,513)	(6,274)	9,787	(12,890)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 29, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,865	$31,496	$(14,220)	$(137)	$21,004
CASH FLOWS FROM INVESTING
Purchase of property and equipment	—	(4,998)	(1,239)	—	(6,237)
Payment of restricted funds as collateral	—	(9,369)	—	—	(9,369)
Payment for acquired businesses, net of cash acquired	—	(79,985)	—	—	(79,985)
Proceeds on sale of intangible assets	—	—	1,100	—	1,100

Net cash (used in) provided by investing activities	—	(94,352)	(139)	—	(94,491)

CASH FLOWS FROM FINANCING
Payments on senior credit facility	—	(478,977)	—	—	(478,977)
Borrowings from senior credit facility	—	576,319	—	—	576,319
Payments on senior subordinate notes	(454)	(25,000)	—	—	(25,454)
Payments on real estate mortgage	—	(11,219)	—	—	(11,219)
Deferred financing fees	—	(158)	—	—	(158)
Proceeds from refinancing of real estate mortgage	—	13,000	—	—	13,000
Payments on capital leases	—	(301)	—	—	(301)
Payment of noncontrolling interest	—	—	(4,557)		(4,557)
Proceeds from exercise of stock options	2,677	—	—	—	2,677
Tax benefit from exercise of stock options	2,270	—	—	—	2,270
Intercompany transactions	(8,500)	(19,121)	25,297	2,324	—

Net cash (used in) provided by financing activities	(4,007)	54,543	20,740	2,324	73,600

Effect of exchange rate changes on cash and cash equivalents	142	—	334	(334)	142

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	(8,313)	6,715	1,853	255
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	8,313	12,459	(2,503)	18,269

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$19,174	$(650)	$18,524

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 30, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$13,254	$94,149	$(20,691)	$2,083	$88,795
CASH FLOWS FROM INVESTING
Purchase of property and equipment	(1,022)	(1,531)	(181)	—	(2,734)
Proceeds on sale of intangible assets	—	—	700	—	700

Net cash (used in) provided by investing activities	(1,022)	(1,531)	519	—	(2,034)

CASH FLOWS FROM FINANCING
Payments on senior credit facility	—	(700,649)	—	—	(700,649)
Borrowings from senior credit facility	—	646,234	—	—	646,234
Payments on senior subordinate notes	(11,776)	(9,072)	—	—	(20,848)
Payments on real estate mortgage	—	(469)	—	—	(469)
Payments on capital leases	(357)	—	—	—	(357)
Proceeds from exercise of stock options	636	—	—	—	636
Tax benefit from exercise of stock options	205	—	—	—	205
Purchase of treasury stock	(1,751)	—	—	—	(1,751)
Intercompany transactions	1,117	(22,158)	24,813	(3,772)	—

Net cash (used in) provided by financing activities	(11,926)	(86,114)	24,813	(3,772)	(76,999)

Effect of exchange rate changes on cash and cash equivalents	(306)	4	(1,786)	1,782	(306)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	6,508	2,855	93	9,456
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	1,805	9,604	(2,596)	8,813

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$8,313	$12,459	$(2,503)	$18,269

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2009

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(12,580)	$9,176	$(2,454)	$876	$(4,982)
CASH FLOWS FROM INVESTING
Purchase of property and equipment	—	(8,687)	(1,502)	—	(10,189)
Proceeds on sale of marketable securities	138	—	—	—	138
Payment for acquired businesses	—	(33,951)	—	—	(33,951)
Reacquisition of license rights	—	(388)	—	—	(388)

Net cash provided by (used in) investing activities	138	(43,026)	(1,502)	—	(44,390)

CASH FLOWS FROM FINANCING
Deferred financing fees	—	(363)	—	—	(363)
Payments on senior credit facility	—	(277,143)	—	—	(277,143)
Borrowings from senior credit facility	—	331,558	—	—	331,558
Payments on real estate mortgage	—	(434)	(1,001)	—	(1,435)
Payments on capital leases	(202)	—	—	—	(202)
Proceeds from exercise of stock options	3,825	—	—	—	3,825
Tax benefit from exercise of stock options	1,582	—	—	—	1,582
Purchase of treasury stock	(11,576)	—	—	—	(11,576)
Payment of loan to noncontrolling partner	—	—	(598)	—	(598)
Intercompany transactions	19,636	(25,876)	5,780	460	—

Net cash provided by financing activities	13,265	27,742	4,181	460	45,648

Effect of exchange rate changes on cash and cash equivalents	(823)	(192)	652	(460)	(823)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(6,300)	877	876	(4,547)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	8,105	8,727	(3,472)	13,360

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1,805	$9,604	$(2,596)	$8,813

Exhibit Index

Exhibit No	Description of Exhibit

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002