Form 10-Q
period 2011-04-30
PERRY ELLIS INTERNATIONAL INC
filed 2011-06-08
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2011

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

The number of shares outstanding of the registrant’s common stock is 16,341,752 (as of June 7, 2011).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of April 30, 2011 and January 29, 2011	1

Condensed Consolidated Statements of Income (Unaudited) for the three months ended April 30, 2011 and May 1, 2010	2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended April 30, 2011 and May 1, 2010	3

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	30

Item 4:

Controls and Procedures	31

PART II: OTHER INFORMATION	32

Item 6:

Exhibits	32

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	April 30, 2011	January 29, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$21,728	$18,524
Restricted cash	1,997	9,369
Accounts receivable, net	182,474	129,534
Inventories	181,741	178,217
Deferred income taxes	11,985	9,926
Prepaid income taxes	—	3,867
Other current assets	15,233	13,623

Total current assets	415,158	363,060

Property and equipment, net	54,377	55,077
Intangible assets	260,131	262,647
Other assets	7,734	4,946

TOTAL	$737,400	$685,730

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$80,155	$73,890
Accrued expenses and other liabilities	16,628	23,399
Accrued interest payable	2,075	3,744
Current portion - senior credit facility	32,514	—
Current portion - real estate mortgages	687	592
Unearned revenues	4,655	4,438
Other current liabilities	6,861	6,659

Total current liabilities	143,575	112,722

Senior subordinated notes payable, net	150,000	105,221
Senior credit facility	—	97,342
Real estate mortgages	25,553	25,793
Deferred pension obligation	12,725	13,120
Unearned revenues and other long-term liabilities	15,861	17,587
Deferred income taxes	15,326	11,005

Total long-term liabilities	219,465	270,068

Total liabilities	363,040	382,790

Commitments and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 18,795,911 shares issued and outstanding as of April 30, 2011 and 16,609,966 shares issued and outstanding as of January 29, 2011	367	166
Additional paid-in-capital	174,258	119,560
Retained earnings	219,328	203,950
Accumulated other comprehensive loss	(2,178)	(3,321)

Total	391,775	320,355
Treasury stock at cost; 2,462,196 shares as of April 30 2011 and 2,462,196 shares as of January 29, 2011	(17,415)	(17,415)

Total equity	374,360	302,940

TOTAL	$737,400	$685,730

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	April 30, 2011	May 1, 2010
Revenues:
Net sales	$282,775	$214,242
Royalty income	5,514	6,107

Total revenues	288,289	220,349
Cost of sales	191,319	141,605

Gross profit	96,970	78,744

Operating expenses
Selling, general and administrative expenses	63,375	55,626
Depreciation and amortization	3,189	3,119

Total operating expenses	66,564	58,745

Operating income	30,406	19,999
Costs on early extinguishment of debt	1,306	—
Interest expense	4,666	3,747

Net income before income taxes	24,434	16,252
Income tax provision	9,056	4,876

Net income	15,378	11,376

Less: net income attributed to noncontrolling interest	—	177

Net income attributed to Perry Ellis International, Inc.	$15,378	$11,199

Net income attributed to Perry Ellis International, Inc. per share:
Basic	$1.07	$0.87

Diluted	$0.99	$0.81

Weighted average number of shares outstanding
Basic	14,421	12,867
Diluted	15,538	13,884

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	April 30, 2011	May 1, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,378	$11,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,162	3,070
Provision for bad debts	85	300
Tax benefit from exercise of stock options	(175)	(2,008)
Amortization of debt issue cost	115	118
Amortization of discounts / premiums	(52)	47
Deferred income taxes	2,262	1,305
Stock options and restricted shares issued as compensation	1,359	862
Change in fair value and settlement of derivatives	(1,832)	545
Costs on early extinguishment of debt	1,306	—
Changes in operating assets and liabilities:
Accounts receivable, net	(52,340)	5,627
Inventories	(2,821)	7,773
Other current assets and prepaid income taxes	2,576	3,110
Other assets	(577)	(174)
Deferred pension obligation	(395)	(537)
Accounts payable and accrued expenses	(2,535)	(17,185)
Income taxes payable	1,325	—
Accrued interest payable	(1,669)	(2,929)
Unearned revenues and other liabilities	560	(1,482)

Net cash (used in) provided by operating activities	(34,268)	9,818

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,045)	(509)
Proceeds on sale of intangible assets	2,875	—
Payment on purchase of intangible assets	(500)
Redemption of restricted funds as collateral	7,372	—

Net cash provided by (used in) investing activities	7,702	(509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	122,603	217,797
Payments on senior credit facility	(187,431)	(217,797)
Payments on real estate mortgages	(154)	(125)
Proceeds from issuance of senior subordinate notes	150,000	—
Debt issuance costs	(3,000)	—
Payments on senior subordinate notes	(105,792)	—
Payments on capital leases	(88)	(52)
Proceeds from exercise of stock options	165	2,153
Tax benefit from exercise of stock options	175	2,008
Proceeds from new stock issuance	56,000	—
Costs in connection with new stock issuance	(2,800)	—

Net cash provided by financing activities	29,678	3,984

Effect of exchange rate changes on cash and cash equivalents	92	265

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,204	13,558
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,524	18,269

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,728	$31,827

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	April 30, 2011	May 1, 2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,654	$6,084

Income taxes	$180	$25

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$129	$25

Capital lease financing	$15	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of the Securities and Exchange Commission on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP for annual financial statements. These condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.

The information presented reflects all adjustments, which are in the opinion of management of a normal and recurring nature, necessary for a fair presentation of the interim periods. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about post-retirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

In December 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 provides amendments to Topic 350 to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to clarify that, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this standard did not have a material impact on the results of operations or the financial position of the Company.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 provides amendments to Topic 805 to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this standard did not have a material impact on the results of operations or the financial position of the Company and the required disclosures have been incorporated.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 provides amendments to Topic 820 effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Early adoption is not permitted for public entities. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011, and should be applied prospectively. The Company is in the process of assessing the impact, if any, that the adoption of ASU. 2011-04 will have on its results of operations or its financial position.

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

The consideration paid by the Company totaled $80 million in cash and a warrant to purchase 106,565 shares of the Company’s common stock valued at approximately $2.6 million. The cash portion of the purchase price is subject to adjustment as set forth in the Agreement based on a post-closing true-up of net working capital for a period of up to approximately 90 days following the closing date. The Agreement provides for the escrow of $3.0 million in connection with the post-closing true-up adjustment. While $3.0 million is currently held in escrow related to the post closing adjustment, such adjustment is not limited to the amount held in escrow. An estimate of the post closing true-up adjustment has been included in other current assets. Also held, is an additional $3.5 million of the cash portion of the purchase price for a period of one year following the closing date to satisfy certain indemnity claims against the Sellers under the Agreement. The Company funded the acquisition through its senior credit facility.

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

The Company incurred approximately $2.2 million in acquisition expenses during the fourth quarter of fiscal 2011. These expenses were included in selling general and administrative expenses in the fourth quarter consolidated statement of income.

No operations have been included for fiscal 2011 related to this acquisition, since it occurred at the end of the fiscal year.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed. The following purchase accounting adjustments include fair value adjustments and the allocation of purchase price based on fair value:

(in thousands)
Total purchase price
Cash consideration paid	$79,985

Total purchase price	79,985
Warrants	2,599

Total adjusted purchase price	$82,584

Total allocation of the purchase price is as follows:

Inventory	$22,698
Accounts receivables	4,946
Other current assets	3,514
Fixed assets	267
Intangibles	62,423
Accounts payable and accrued expenses	(11,264)

Fair value of net assets acquired	$82,584

The Company is in the process of completing the allocation of the purchase price to the various components of the net assets acquired and expects to finalize this allocation during fiscal 2012. Once finalized, the Company expects intangible assets to be allocated amongst customer lists, tradename, and goodwill.

4.	PRO FORMA FINANCIAL INFORMATION

The pro forma financial information presented below, gives effect to the Rafaella acquisition, as if it occurred as of the beginning of fiscal 2011. For fiscal 2012, the post-acquisition results of the Rafaella acquisition are reflected in the Company’s results of operations as of April 30, 2011. Pro forma fiscal 2011 results for Rafaella were derived from Rafaella’s previously reported results for the three months ended March 31, 2010 and are included in the pro forma fiscal 2011 results below.

	Three Months Ended
	April 30, 2011	May 1, 2010
	(in thousands)

Total revenues	$288,289	$253,747

Net income attributed to Perry Ellis International, Inc.	$15,378	$13,116

For the three months ended April 30, 2011, Rafaella had total revenues and net income attributed to Perry Ellis International, Inc. of $38.9 million and $3.0 million, respectively, which is included above.

For the three months ended May 1, 2010, supplemental pro forma earnings were adjusted to exclude $1.4 million of nonrecurring expense related to Rafaella’s legal and financing transactions, $2.5 million in interest costs associated with debt not assumed, and $1.1 million in depreciation related to assets not acquired. For the three months ended May 1, 2010 supplemental pro forma earnings were adjusted to include $2.2 million in acquisition cost incurred by the Company, amortization of $0.2 million on assets acquired, $0.3 million in interest cost associated with the financing of the acquisition and income taxes in the amount of $1.2 million.

5.	INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, freight, insurance and commissions to buying agents.

Inventories consisted of the following as of:

	April 30, 2011	January 29, 2011
	(in thousands)

Finished goods	$179,637	$176,020
Raw materials and in process	2,104	2,197

Total	$181,741	$178,217

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 30, 2011	January 29, 2011
	(in thousands)

Furniture, fixture and equipment	$85,111	$84,146
Buildings	19,348	19,348
Vehicles	905	850
Leasehold improvements	25,951	24,569
Land	9,189	9,189

Total	140,504	138,102
Less: accumulated depreciation and amortization	(86,127)	(83,025)

Total	$54,377	$55,077

The above table of property and equipment includes assets held under capital leases as of:

	April 30, 2011	January 29, 2011
	(in thousands)
Furniture, fixture and equipment	$1,043	$1,027
Less: accumulated depreciation and amortization	(642)	(555)

Total	$401	$472

For the three months ended April 30, 2011 and May 1, 2010, depreciation and amortization expense relating to property and equipment amounted to $2.9 million and $3.1 million, respectively, for each of the periods.

7.	LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	April 30, 2011	January 29, 2011
	(in thousands)

Total letter of credit facilities	$51,000	$50,953
Outstanding letters of credit	(12,424)	(5,858)

Total letters of credit available	$38,576	$45,095

Additionally, the Company assumed certain letters of credit in the amount of $9.4 million, in connection with the acquisition of certain net assets from Rafaella. These letters of credit are fully collateralized by restricted cash. The balance of these letters of credit as of April 30, 2011 and January 29, 2011 were $2.0 million and $9.4 million, respectively. The Company expects these letters of credit to expire during the second quarter of fiscal 2012.

8.	ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $3.8 million and $3.2 million for the three months ended April 30, 2011 and May 1, 2010, respectively, and are included in selling, general and administrative expenses.

9.	NET INCOME PER SHARE ATTRIBUTED TO PERRY ELLIS INTERNATIONAL, INC.

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

The following table sets forth the computation of basic and diluted income per share attributed to Perry Ellis International, Inc.:

	Three Months Ended
	April 30, 2011	May 1, 2010
	(in thousands, except per share data)
Numerator:
Net income attributed to Perry Ellis International, Inc.	$15,378	$11,199

Denominator:
Basic-weighted average shares	14,421	12,867
Dilutive effect: equity awards	1,117	1,017

Diluted-weighted average shares	15,538	13,884

Basic income per share	$1.07	$0.87

Diluted income per share	$0.99	$0.81

Antidilutive effect: (1)	497	342

(1)	Represents stock options and SARS to purchase shares of common stock and unvested restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

10.	NONCONTROLLING INTEREST

During August 2010, the Company purchased the remaining portion of the noncontrolling interest in its Canadian joint venture, which effectively resulted in the termination of the joint venture. Per the terms of the termination agreement, the Company paid approximately $4.6 million, the book value of the noncontrolling interest, to the minority shareholder. The Company originally held 51% of the joint venture and subsequent to the termination, it holds 100%.

11.	EQUITY AND COMPREHENSIVE INCOME

The following table reflects the changes in stockholders’ equity attributable to both Perry Ellis International, Inc., and the noncontrolling interests of the subsidiary in which Perry Ellis International, Inc. had a majority, but not total, ownership interest.

	Attributed to Perry Ellis International, Inc.	Attributed to Noncontrolling Interest	Total
	(in thousands)
Equity at January 30, 2011	$302,940	$—	$302,940

Comprehensive income	16,521	—	16,521
Share transactions under employee and direct stock purchase plans	1,699	—	1,699
Issuance of common stock	53,200	—	53,200

Equity at April 30, 2011	$374,360	$—	$374,360

Equity at January 31, 2010	$266,456	$3,660	$270,116

Comprehensive income	11,240	177	11,417
Share transactions under employee and direct stock purchase plans	5,023	—	5,023

Equity at May 1, 2010	$282,719	$3,837	$286,556

Accumulated other comprehensive loss attributed to Perry Ellis International, Inc. at April 30, 2011 and January 29, 2011 was comprised of the following:

	April 30, 2011	January 29, 2011
	(in thousands)
Foreign currency translation	$352	$(791)
Unrealized loss on pension liability, net of tax	(2,530)	(2,530)

	$(2,178)	$(3,321)

The following table reflects comprehensive income for the three months ended April 30, 2011 and May 1, 2010, attributable to both Perry Ellis International, Inc., and the noncontrolling interests of the subsidiary in which Perry Ellis International, Inc. had a majority, but not total, ownership interest.

	Three Months Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Net income	$15,378	$11,376

Other Comprehensive income:
Foreign currency translation adjustments, net	1,143	41

Total other comprehensive income	1,143	41

Comprehensive income	16,521	11,417
Less: comprehensive income attributable to the noncontrolling interest	—	177

Comprehensive income attributable to Perry Ellis International, Inc.	$16,521	$11,240

12.	SENIOR CREDIT FACILITY

Effective March 31, 2010, the Company entered into an amendment to its senior credit facility. This amendment modified the senior credit facility to permit the sale of certain accounts receivable.

The following is a description of the terms of the Company’s senior credit facility with Wachovia Bank, National Association, et al, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the maximum line is up to $150 million with the opportunity to increase this amount in $25 million increments up to $200 million; (ii) the inventory borrowing limit is $90 million or up to 60% of the maximum line; (iii) the sublimit for letters of credit is up to $40 million; (iv) the amount of letter of credit facilities allowed outside of the facility is $110 million and (v) the outstanding balance is due at the maturity date of February 1, 2012. Currently, the senior credit facility is classified as a short term liability due to the February 1, 2012 maturity date.

Certain Covenants. The senior credit facility contains certain covenants, which, among other things, require the Company to maintain a minimum adjusted EBITDA (“Senior Credit Facility Adjusted EBITDA”), as defined in the senior credit facility (as opposed to the definition of EBITDA used by the Company for other purposes), if availability falls below a certain threshold. These covenants may restrict the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. The Company is prohibited from paying cash dividends under these covenants. The Company is not aware of any non-compliance with any of its covenants under the senior credit facility. The Company could be materially harmed if it violates any covenants as the lenders under the senior credit facility could declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If the Company is unable to repay those amounts, the lenders could proceed against its assets. In addition, a violation could also constitute a cross-default under the indenture and mortgages, resulting in all of its debt obligations becoming immediately due and payable, which it may not be able to satisfy.

Borrowing Base. Borrowings under the Company’s senior credit facility are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to the lesser of either (1) the sum of (a) 85.0% of eligible receivables plus (b) 85.0% of eligible factored accounts receivables up to $10.0 million plus (c) the lesser of (i) the inventory loan limit of $90 million, or 60% of the maximum line, or (ii) the lesser of (A) 65.0% of eligible finished goods inventory, or (B) 85.0% of the net recovery percentage (as defined in the senior credit facility) of eligible inventory, or (2) the loan limit; and in each case minus (x) 35.0% of the amount of outstanding letters of credit for eligible inventory, (y) the full amount of all other outstanding letters of credit issued pursuant to the senior credit facility which are not fully secured by cash collateral, and (z) licensing reserves for which the Company is the licensee of certain branded products.

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

13.	SENIOR SUBORDINATED NOTES PAYABLE

In March 2011, the Company issued $150 million 7 7/8% senior subordinated notes, due April 1, 2019. Pursuant to the Underwriting Agreement relating to the senior subordinated notes offering, the Company agreed to sell, and the underwriters agreed to purchase, $150 million in aggregate principal amount of the Company’s 7 7/8% Senior Subordinated Notes Due 2019 at a price to the public of 100.00% of par and an underwriting discount of 2.0%, resulting in aggregate net proceeds to the Company of $147.0 million. The Company used the net proceeds of the senior subordinated notes offering first to redeem its outstanding 8 7/8% Senior Subordinated Notes Due 2013 at a redemption price of 101.4792% of the outstanding principal amount, plus accrued and unpaid interest, and the remaining net proceeds to repay a portion of the amounts outstanding under its senior credit facility.

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

During June 2010, the Company retired $25.0 million of its senior subordinated notes payable. In connection with this retirement, the Company paid an additional $453,000 in redemption premiums and commissions. Additionally, the Company wrote-off approximately $277,000 in unamortized discount and bond fees associated with the retired portion of the senior subordinated notes.

On March 8, 2011, the senior subordinated notes due September 15, 2013 were called and subsequently retired by the issuance of the new notes more fully described herein. In connection with the call, the company incurred an early call premium of $1.5 million. The Company also wrote-off the remaining unamortized discount, premium associated with the terminated swap and bond fees associated with the senior subordinated notes in the net amount of ($0.2) million.

14.	DERIVATIVES

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

During August 2010, the Company was notified by the counterparty, that it would exercise the optional call provision and terminate the Swap Agreement in September 2010. As per the terms of the call provision, the Company received $1.1 million, its fair value as of the termination date. The fair value of the hedge item at the termination date was amortized over the remaining term of the 8 7/8% senior subordinated notes payable.

The location and amount of gains (losses) on derivative instruments and related hedged items reported in the consolidated statements of operations are as follows:

		Three Months Ended
Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income	April 30, 2011	May 1, 2010
		(in thousands)

Derivative : Swap Agreement	Interest expense	$—	$642
Hedged item: Fixed rate debt	Interest expense	—	(21)

Total (1)		$—	$621

(1)	Includes $232,000 for the three months ended May 1, 2010, related to the ineffectiveness of the hedging relationship.

In August 2009, the Company entered into an interest rate cap agreement (the “$75 million Cap Agreement”) for an aggregate notional amount of $75 million associated with the 8 7/8% senior subordinated notes. The $75 million Cap Agreement became effective on December 15, 2010 and was scheduled to terminate on September 15, 2013. The $75 million Cap Agreement was being used to manage cash flow risk associated with the Company’s floating interest rate exposure pursuant to the Swap Agreement. The $75 million Cap Agreement did not qualify for hedge accounting treatment. In connection with the redemption of the 8 7/8% Senior Subordinated Notes Due 2013, the Company elected to terminate the $75 million Cap Agreement. The Company made a $1.6 million termination payment during March 2011.

The location and amount of (losses) on derivative instruments not designated as hedging instruments reported in the consolidated statements of operations are as follows:

		Three Months Ended
Derivatives Not Designed As Hedging Instruments	Location of (Loss) Recognized in Income	April 30, 2011	May 1, 2010
		(in thousands)

Derivative : 75 Million Cap Agreement	Interest expense	$(103)	$(683)

Total		$(103)	$(683)

Refer to Note 20, “Fair Value Measurements,” for disclosures of the fair value and line item caption of derivative instruments recorded on the condensed consolidated balance sheets.

15.	INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2008 through 2011 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2004 through 2011, depending on each state’s particular statute of limitation. As of April 30, 2011, various state, local, and foreign income tax returns are under examination by taxing authorities.

The Company has a $1.2 million liability recorded for unrecognized tax benefits as of January 29, 2011, which includes interest and penalties of $0.3 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three months ended April 30, 2011, the total amount of unrecognized tax benefits increased by approximately $180,000. The increase in the total amount of the unrecognized tax benefit for the three months ended April 30, 2011 included an increase in interest and penalties of approximately $59,000.

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

16.	COMMON STOCK

On March 2, 2011, the Company entered into underwriting agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as representatives of the underwriters that are parties thereto (the “Underwriting Agreements”) in connection with the common stock and senior subordinated note offerings.

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

17.	STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED SHARES

During the first quarter of fiscal 2012, the Company granted SARs to purchase shares of common stock to certain key employees. The Company awarded an aggregate of 210,636 SARs with exercise prices ranging from $27.65 to $30.81, which generally vest over a three year period and have a seven year term. The total fair value of the SARs, based on the Black-Scholes Option Pricing Model, amounted to approximately $3.4 million, which will be recorded as compensation expense on a straight-line basis over the vesting period of each SAR.

During the first quarter of fiscal 2012, the Company granted performance based restricted stock to certain key employees pursuant to the Company’s 2005 Long Term Incentive Compensation Plan, and subject to certain conditions in the grant agreement. Such stock generally vests 100% in April 2014, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. A total of 131,686 shares of restricted stock were issued at an estimated value of $4.0 million, which will be recorded as compensation expense on a straight-line basis over the vesting period.

Also during the first quarter of fiscal 2012, the Company granted an aggregate of 26,750 shares of restricted stock to certain key employees, which vest over a three year period at an estimated value of $0.7 million. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

18.	SEGMENT INFORMATION

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments and eliminates the intercompany royal transactions.

	Three Months Ended
	April 30, 2011	May 1, 2010
	(in thousands)
Revenues:
Product	$282,775	$214,242
Licensing	5,514	6,107

Total Revenues	$288,289	$220,349

Operating Income:
Product	$25,867	$15,357
Licensing	4,539	4,642

Total Operating Income	$30,406	$19,999

Net Income Before Income Taxes
Product	$22,317	$13,590
Licensing	2,117	2,662

Total Net Income Before Income Taxes	$24,434	$16,252

19.	BENEFIT PLANS

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the first quarter of fiscal 2012 and 2011:

	Three Months Ended
	April 30, 2011	May 1, 2010
	(in thousands)

Service cost	$63	$63
Interest cost	509	533
Expected return on plan assets	(544)	(452)
Amortization of net loss (gain)	4	12

Net periodic benefit cost	$32	$156

20.	FAIR VALUE MEASUREMENTS

The carrying amounts of accounts receivable, accounts payable, accrued expenses, and accrued interest payable approximate fair value due to their short-term nature. The carrying amount of the real estate mortgages approximates fair value since they were recently entered into and thus the interest rates approximate market. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate. As of April 30, 2011, the fair value of the 7 7/ 8% senior subordinated notes payable was approximately $155.3 million and as of January 29, 2011, the fair value of the 8 7/8% senior subordinated notes payable was approximately $106.3 million, based on quoted market prices. These estimated fair value amounts have been determined using available market information.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

		Fair Value Measurements At January 29, 2011 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(in thousands)

Liabilities:
Interest rate cap	Other current liabilities	$—	$546	$—	$546
Interest rate cap	Unearned revenues and other long term liabilities	—	1,286	—	1,286

Total liabilities at fair value		$—	$1,832	$—	$1,832

The interest rate cap agreement was terminated during March 2011, therefore no fair market value measurement is reported as of April 30, 2011.

21.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of April 30, 2011 and January 29, 2011 and for the three months ended April 30, 2011 and May 1, 2010. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF APRIL 30, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$—	$23,710	$(1,982)	$21,728
Restricted cash	—	1,997	—	—	1,997
Accounts receivable, net	—	162,171	20,303	—	182,474
Intercompany receivable	209,069	—	—	(209,069)	—
Inventories	—	161,997	19,744	—	181,741
Other current assets	—	23,493	6,832	(3,107)	27,218

Total current assets	209,069	349,658	70,589	(214,158)	415,158

Property and equipment, net	—	50,707	3,670	—	54,377
Intangible assets	—	219,405	40,726	—	260,131
Investment in subsidiaries	317,765	—	—	(317,765)	—
Other assets	6,215	1,447	72	—	7,734

TOTAL	$533,049	$621,217	$115,057	$(531,923)	$737,400

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$8,689	$91,503	$18,461	$(7,592)	$111,061
Senior credit facility	—	32,514			32,514
Intercompany payable - Parent	—	164,953	44,361	(209,314)	—

Total current liabilities	8,689	288,970	62,822	(216,906)	143,575

Notes payable	150,000	—	—	—	150,000
Other long term liabilities	—	60,295	6,667	2,503	69,465

Total long-term liabilities	150,000	60,295	6,667	2,503	219,465

Total liabilities	158,689	349,265	69,489	(214,403)	363,040

Equity	374,360	271,952	45,568	(317,520)	374,360

TOTAL	$533,049	$621,217	$115,057	$(531,923)	$737,400

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 29, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$—	$19,174	$(650)	$18,524
Restricted cash	—	9,369	—	—	9,369
Accounts receivable, net	—	72,765	56,769	—	129,534
Intercompany receivable	89,317	—	—	(89,317)	—
Inventories	—	160,923	17,294	—	178,217
Other current assets	13,421	23,272	4,210	(13,487)	27,416

Total current assets	102,738	266,329	97,447	(103,454)	363,060

Property and equipment, net	—	51,303	3,774	—	55,077
Intangible assets	—	219,047	43,600	—	262,647
Investment in subsidiaries	302,387	—	—	(302,387)	—
Other assets	3,036	1,839	71		4,946

TOTAL	$408,161	$538,518	$144,892	$(405,841)	$685,730

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$—	$114,685	$14,677	$(16,640)	$112,722
Intercompany payable - Parent	—	8,114	82,591	(90,705)	—

Total current liabilities	—	122,799	97,268	(107,345)	112,722

Notes payable and senior credit facility	105,221	97,342	—	—	202,563
Other long-term liabilities	—	58,022	6,980	2,503	67,505

Total long-term liabilities	105,221	155,364	6,980	2,503	270,068

Total liabilities	105,221	278,163	104,248	(104,842)	382,790

Equity	302,940	260,355	40,644	(300,999)	302,940

TOTAL	$408,161	$538,518	$144,892	$(405,841)	$685,730

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED APRIL 30, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$258,837	$29,452	$—	$288,289
Gross profit	—	82,584	14,386	—	96,970
Operating income	—	26,053	4,353	—	30,406
Costs on early extinguishment of debt	—	1,306	—	—	1,306
Interest and income taxes	—	13,150	572	—	13,722
Equity in earnings of subsidiaries, net	15,378	—	—	(15,378)	—
Net income attributed to Perry Ellis International, Inc.	15,378	11,597	3,781	(15,378)	15,378

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MAY 1, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$195,195	$25,154	$—	$220,349
Gross profit	—	66,853	11,891	—	78,744
Operating income	—	17,913	2,086	—	19,999
Interest, noncontrolling interest and income taxes	14	8,793	(7)	—	8,800
Equity in earnings of subsidiaries, net	11,213	—	—	(11,213)	—
Net income attributed to Perry Ellis International, Inc.	11,199	9,120	2,093	(11,213)	11,199

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$23,861	$(96,634)	$39,837	$(1,332)	$(34,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		(2,007)	(38)		(2,045)
Proceeds on sale of intangible assets			2,875		2,875
Payment on purchase of intangible assets		(500)			(500)
Redemption of restricted funds as collateral		7,372			7,372

NET CASH USED IN INVESTING ACTIVITIES	—	4,865	2,837	—	7,702

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	122,603	—		122,603
Payments on senior credit facility	—	(187,431)	—		(187,431)
Payments on real estate mortgages	—	(154)	—		(154)
Proceeds from issuance of senior subordinate notes	150,000	—	—		150,000
Debt issuance costs	(3,000)	—	—		(3,000)
Payments on senior subordinate notes	(105,792)	—	—		(105,792)
Payments on capital leases		(88)	—		(88)
Proceeds from exercise of stock options	165	—	—		165
Tax benefit from exercise of stock options	175	—	—		175
Proceeds from new stock issuance	56,000	—	—		56,000
Costs in connection with new stock issuance	(2,800)	—	—		(2,800)
Intercompany transactions	(118,701)	156,839	(38,230)	92	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(23,953)	91,769	(38,230)	92	29,678
Effect of exchange rate changes on cash and cash equivalents	92	—	92	(92)	92

Net increase in cash and cash equivalents	—	—	4,536	(1,332)	3,204
Cash and cash equivalents at beginning of period	—	—	19,174	(650)	18,524

Cash and cash equivalents at end of period	$—	$—	$23,710	$(1,982)	$21,728

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 1, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(156)	$14,609	$(4,381)	$(254)	$9,818

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(149)	(304)	(56)	—	(509)

NET CASH USED IN INVESTING ACTIVITIES	(149)	(304)	(56)	—	(509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior credit facility	—	217,797	—	—	217,797
Payments on senior credit facility	—	(217,797)	—	—	(217,797)
Payments on real estate mortgage	—	(125)	—	—	(125)
Proceeds from exercise of stock options	2,153	—	—	—	2,153
Payments on capital leases	(52)	—	—	—	(52)
Tax benefit from exercise of stock options	2,008	—	—	—	2,008
Intercompany transactions	(4,069)	(2,521)	6,356	234	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	40	(2,646)	6,356	234	3,984
Effect of exchange rate changes on cash and cash equivalents	265	—	265	(265)	265

Net increase in cash and cash equivalents	—	11,659	2,184	(285)	13,558
Cash and cash equivalents at beginning of period	—	8,313	12,459	(2,503)	18,269

Cash and cash equivalents at end of period	$—	$19,972	$14,643	$(2,788)	$31,827

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended January 29, 2011.

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 29, 2011 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets, the measurement of retirement related benefits and stock-based compensation. We believe that there have been no significant changes to our critical accounting policies during the three months ended April 30, 2011 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 29, 2011.

Results of Operations

The following is a discussion of the results of operations for the three month period in the first quarter of the fiscal year ending January 28, 2012 (“fiscal 2012”) compared with the three month period in the first quarter of the fiscal year ended January 29, 2011 (“fiscal 2011”).

Results of Operations - three months ended April 30, 2011 compared to the three months ended May 1, 2010.

Net sales. Net sales for the three months ended April 30, 2011 were $282.8 million, an increase of $68.6 million, or 32.0%, from $214.2 million for the three months ended May 1, 2010. Net sales increased primarily due to the addition of the Rafaella business, which accounted for $38.9 million of the increase. Additional increases came from our golf and Hispanic lifestyles, as well as, from Laundry by Shelli Segal and other design brands.

Royalty income. Royalty income for the three months ended April 30, 2011 was $5.5 million, a decrease of $0.6 million, or 9.8%, from $6.1 million for the three months ended May 1, 2010. The decrease was primarily driven by the transition of our businesses in dress shirts, small leather goods, and Munsingwear corporate from licensing to wholesale, partially offset by royalty income from new license agreements.

Gross profit. Gross profit was $97.0 million for the three months ended April 30, 2011, increasing $18.3 million, or 23.3%, from $78.7 million for the three months ended May 1, 2010.

Gross profit margin and EBITDA margin. As a percentage of total revenue, gross profit margins were 33.6% for the three months ended April 30, 2011, as compared to 35.7% for the three months ended May 1, 2010, a decrease of 210 basis points. The decrease in the gross profit margin was anticipated due to the lower margin associated with the Rafaella business, which impacted the margin by 110 basis points. Additionally, the conversion of the licensed business to wholesale, as described above, caused the gross profit margin to decline due to the lower margins associated with the wholesale business.

Wholesale gross profit margins (which exclude the impact of royalty income) were 32.3% for the three months ended April 30, 2011 as compared to 33.9% for the three months ended May 1, 2010. The decrease of 160 basis points is attributed to the factors described above.

We improved EBITDA margin during the three months ended April 30, 2011, by 120 basis points, increasing it to 11.7%, as compared to 10.5% for the same period last year. Although gross profit margin decreased, we improve our EBITDA margin because of our ability to leverage selling, general and administrative expenses. The new Rafaella business contributed approximately $5.8 million to EBITDA.

The following is a reconciliation of EBITDA margin as compared to gross profit margin:

	Three Months Ended
	April 30, 2011	May 1, 2010

Net income attributed to Perry Ellis International, Inc.	$15,378	$11,199
Plus:
Depreciation and amortization	3,189	3,119
Interest expense	4,666	3,747
Net income attributable to noncontrolling interest	—	177
Cost on early extinguishment of debt	1,306	—
Income tax provision	9,056	4,876

EBITDA	$33,595	$23,118

Gross profit	$96,970	$78,744
Less:
Selling, general and administrative expenses	(63,375)	(55,626)

EBITDA	33,595	23,118

Total revenues	$288,289	$220,349

Gross profit margin as a percentage of revenues	33.6%	35.7%

EBITDA margin percentage of revenues	11.7%	10.5%

EBITDA consists of earnings before interest, taxes, depreciation, amortization, cost on early extinguishment of debt and noncontrolling interest. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, and does not represent cash flow from operations. EBITDA and EBITDA margin are presented solely as a supplemental disclosure because management believes that they are a common measure of operating performance in the apparel industry.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended April 30, 2011 were $63.4 million, an increase of $7.8 million, or 14.0%, from $55.6 million for the three months ended May 1, 2010. The increase was in line with our expectations and was primarily attributed to the new Rafaella business, which accounted for approximately $5.0 million of the increase. Other increases were attributed to distribution costs, due to our increase in sales. Also, we experienced increases in advertising and marketing expenditures.

As a percentage of total revenues, selling, general and administrative expenses were 22.0% for the three months ended April 30, 2011, as compared to 25.2% for the three months ended May 1, 2010. As a percentage of total revenue during the first quarter of fiscal 2011, this decrease was in line with our anticipated results and primarily due to the leverage we achieved through our increased sales both organically and through the Rafaella acquisition.

Depreciation and amortization. Depreciation and amortization for the three months ended April 30, 2011, remained essentially flat at $3.2 million, an increase of $0.1 million, or 3.2%, from $3.1 million for the three months ended May 1, 2010.

Costs on early extinguishment of debt. During the first quarter of fiscal 2012, we retired our 8 7/8% senior subordinated notes payable in the amount of $104.3 million with the proceeds of our new 7 7/8% senior subordinated notes due 2019. In connection with this retirement, we paid an additional $1.5 million in fees and premiums. Also, we wrote-off approximately $853,000 in unamortized discount and bond fees associated with the senior subordinated notes. Additionally, we wrote off the remaining premium that was associated with the termination of the swap that occurred during fiscal 2011 in the amount of $1.1 million. The senior subordinated notes were scheduled to mature on September 15, 2013. We did not retire any of our senior subordinated notes during the first quarter of fiscal 2011.

Interest expense. Interest expense for the three months ended April 30, 2011 was $4.7 million, an increase of $1.0 million, or 27.0%, from $3.7 million for the three months ended May 1, 2010. The overall increase in interest expense is primarily attributable to the higher average balance on our senior credit facility, primarily due to the financing of the acquisition of Rafaella. Also, the 8 7/8% senior subordinated notes and the 7 7/8% senior subordinated notes were outstanding simultaneously for about one month causing us to have approximately $0.7 million in redundant interest expense.

Income taxes. The income tax expense for the three months ended April 30, 2011, was $9.1 million, an increase of $4.2 million as compared to $4.9 million for the three months ended May 1, 2010. For the three months ended April 30, 2011, our effective tax rate was 37.1% as compared to 30.0% for the three months ended May 1, 2010. The overall increase in the effective tax rate is attributed to increased withholding taxes due to the sale of foreign intangibles, as well as a change in ratio of income between domestic and foreign operations, of which the domestic operations are taxed at higher statutory tax rates.

Net income attributed to Perry Ellis International, Inc. The net income for the three months ended April 30, 2011 was $15.4 million, an increase of $4.2 million, or 38.0%, as compared to $11.2 million for the three months ended May 1, 2010. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions and capital expenditures; and to a lesser extent, on letter of credit facilities for the acquisition of a small portion of our inventory purchases. We believe that as a result of our recent acquisition of Rafaella and our planned growth, our working capital requirements will increase for fiscal 2012. As of April 30, 2011, our total working capital was $271.6 million as compared to $250.3 million as of January 29, 2011 and $208.8 million as of May 1, 2010. During the third quarter of fiscal 2011, a $3.6 million letter of credit facility was cancelled in connection with the termination of our Canadian joint venture. We have shifted most of our inventory financing strategy from relying on letter of credit facilities to direct trade terms with our vendors, and as such, we did not need the excess capacity provided by this letter of credit facility. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets, which had a net book value of $ 24.2 million at April 30, 2011, have a higher market value. These real estate assets may provide us with additional capital resources. Additional borrowings against these real estate assets, however would be subject to certain loan to value criteria established by lending institutions. As of April 30, 2011, we had mortgage loans on these properties totaling $26.2 million.

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

Net cash used in operating activities was $34.3 million for the three months ended April 30, 2011, as compared to cash provided by operating activities of $9.8 million for the three months ended May 1, 2010.

The cash used in operating activities for three months ended April 30, 2011 is primarily attributable to an increase in accounts receivable of $52.3 million due to the increase in sales toward the end of the first quarter, an increase in inventory of $2.8 million and a reduction of our accounts payable and accrued expenses of $2.6 million; offset by a decrease in other assets and prepaid income taxes. As a result of this increase in inventory and the inventory acquired through the Rafaella acquisition in January 2011, for the first quarter of fiscal 2012, our inventory turnover ratio decreased to 3.7 as compared to 4.8 for the comparable quarter of fiscal 2011. The cash provided by operating activities for three months ended May 1, 2010 is primarily attributable to a decrease in accounts receivable due to timing of shipping and subsequent collections, a decrease in inventory of $7.8 million due to tighter controls in inventory planning and a decrease of other current assets and prepaid taxes in the amount of $3.1 million; offset by a reduction of our accounts payable, accrued expenses and accrued interest payable.

Net cash provided by investing activities was $7.7 million for the three months ended April 30, 2011, as compared to cash used in investing activities of $0.5 million for the three months ended May 1, 2010. The net cash provided during the first three months of fiscal 2011 primarily reflects the redemption of restricted cash collateralizing letters of credit in the amount of $7.3 million acquired in the Rafaella acquisition and the proceeds from the sale of certain foreign intangibles in the amount of $2.9 million; offset by the purchase of property and equipment in the amount of $2.0 million. The net cash used during the first three months of fiscal 2011 primarily reflects the purchase of property and equipment in the amount of $0.5 million. We anticipate capital expenditures during fiscal 2012 of $11 million to $13 million in technology, systems, retail stores, and other expenditures.

Net cash provided by financing activities for the three months ended April 30, 2011, was $29.6 million, as compared to $4.0 million for the three months ended May 1, 2010. The net cash provided during the first three months of fiscal 2012 primarily reflects net proceeds from the issuance of our new 7 7/8% senior subordinated notes in the amount of $147.0 million and net proceeds from our stock offering in the amount of $53.2 million; offset by net payments on our senior credit facility of $64.8 and the retirement of our 8 7/8% senior subordinated notes in the amount of $105.8 million, including redemption premiums and commissions of $1.5 million. The net cash provided during the first three months of fiscal 2011 primarily reflects proceeds from exercises of stock options of $2.2 million and a tax benefit from the exercise of stock options of $2.0 million offset by payments of $0.1 million on our mortgage loans.

During fiscal 2010, our Board of Directors authorized us to purchase, from time to time and as market and business conditions warrant, our 8 7/8% senior subordinated notes for cash in the open market or in privately negotiated transactions. The amount of senior subordinated notes that may be repurchased or otherwise retired, if any, would be based on parameters approved by the Board of Directors and will depend on market conditions, trading levels of our senior subordinated notes, our cash position and other considerations. During fiscal 2011, we repurchased $25.0 million. On March 8, 2011, the 8 7/8% senior subordinated notes in the amount of $104.3 million due September 15, 2013 were called and subsequently retired from the proceeds of our newly issued 7 7/8% Senior Subordinated Notes Due 2019.

In September 2010, the Board of Directors extended the stock repurchase program, which authorizes us to continue to repurchase up to $20 million of our common stock for cash over the next twelve months. Although the Board of Directors allocated a maximum of $20 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis. Total purchases under this plan, since inception, have amounted to $17.4 million through the first quarter of fiscal 2012. No purchases were made during the first quarter of fiscal 2012 under the program.

Senior Credit Facility

Effective March 31, 2010, we entered into an amendment to our senior credit facility. This amendment modified the senior credit facility to permit the sale of all present and future accounts receivable due from Kohl’s to Bank of America, N. A.

The following is a description of the terms of our senior credit facility with Wachovia Bank, National Association, et al, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the maximum line is up to $150 million with the opportunity to increase this amount in $25 million increments up to $200 million; (ii) the inventory borrowing limit is $90 million or 60% of the maximum line; (iii) the sublimit for letters of credit is up to $40 million; (iv) the amount of letter of credit facilities allowed outside of the facility is $110 million and (v) the outstanding balance is due at the maturity date of February 1, 2012. At April 30, 2011 we had $32.5 million of outstanding borrowings under the senior credit facility. Currently, the senior credit facility is classified as a short term liability due to the February 1, 2012 maturity date. We are currently in the process of renegotiating the terms of our senior credit facility.

Certain Covenants. The senior credit facility contains certain covenants, which, among other things, requires us to maintain a minimum adjusted EBITDA (“Senior Credit Facility Adjusted EBITDA”), as defined in the senior credit facility (as opposed to the definition of EBITDA used by us for other purposes), if availability falls below a certain threshold. These covenants may restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We are prohibited from paying cash dividends under these covenants. We are not aware of any non-compliance with any of our covenants under the senior credit facility. We could be materially harmed if we violate any covenants as the lenders under the senior credit facility could declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, the lenders could proceed against our assets. In addition, a violation could also constitute a cross-default under the indenture and mortgages, resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Borrowing Base. Borrowings under our senior credit facility are limited under its terms to a borrowing base calculation, which generally restricts the outstanding balances to the lesser of either (1) the sum of (a) 85.0% of eligible receivables plus (b) 85.0% of eligible factored accounts receivables up to $10.0 million plus (c) the lesser of (i) the inventory loan limit of $90 million or up to 60% of the maximum line, or (ii) the lesser of (A) 65.0% of eligible finished goods inventory, or (B) 85.0% of the net recovery percentage (as defined in the senior credit facility) of eligible inventory, or (2) the loan limit; and in each case minus (x) 35.0% of the amount of outstanding letters of credit for eligible inventory, (y) the full amount of all other outstanding letters of credit issued pursuant to the senior credit facility which are not fully secured by cash collateral, and (z) licensing reserves for which we are the licensee of certain branded products.

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

Letter of Credit Facilities

As of April 30, 2011 we maintained two U.S. dollar letter of credit facilities totaling $50.0 million and one letter of credit facility totaling $1.0 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. As of April 30, 2011 there was $38.6 million available under the existing letter of credit facilities.

Additionally, we assumed certain letters of credit in the amount of $9.4 million, in connection with the acquisition of certain net assets from Rafaella Apparel Group, Inc. These letters of credit are fully collateralized by restricted cash. The balance of these letters of credit as of April 30, 2011 and January 29, 2011 were $2.0 million and $9.4 million, respectively. We expect these letters of credit to expire during the second quarter of fiscal 2012.

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

On March 8, 2011, the senior subordinated notes due September 15, 2013 were called and subsequently retired by the issuance of new notes more fully described herein. In connection with the call, we incurred an early call premium of $1.5 million. We also wrote-off the remaining unamortized discount, premium associated with the terminated swap and bond fees associated with the senior subordinated notes in the net amount of ($0.2) million.

Real Estate Mortgage Loans

In July 2010, we refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. Principal and interest of $83,000 is due monthly based on a 25 year amortization with the outstanding principal due at maturity. Interest is fixed at 5.80%. At April 30, 2011, the balance of the real estate mortgage loan totaled $12.7 million, net of discount, of which $223,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 were due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest was set at 6.25% for the first five years, at which point it would have reset based on the terms and conditions of the promissory note. In June 2010, we negotiated with the bank to accelerate the rate reset that was scheduled to occur in June 2011. The interest rate was reduced to 5.75% per annum. The terms were restated to reflect new quarterly payments of principal and interest of $288,000, based on a 20 year amortization with the outstanding principal due at maturity. At April 30, 2011, the balance of the real estate mortgage loan totaled $13.6 million, net of discount, of which $464,000 is due within one year.

The real estate mortgage loans contain certain covenants. We are not aware of any non-compliance with any of our covenants. If we violate any covenants, the lenders under the real estate mortgage loans could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. In addition, a covenant violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and indenture relating to our senior subordinated notes resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements” as defined by applicable GAAP and SEC rules.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three months ended April 30, 2011.

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

During August 2010, we were notified by the counterparty that it would by exercising the optional call provision and effectively terminating the Swap Agreement in September 2010. As per the terms of the call provision, we received $1.1 million, the fair value of the swap as of the termination date. The fair value of the hedge at the termination date was amortized over the remaining term of the senior subordinated notes payable.

The Swap Agreement resulted in a decrease to interest expense of $0.6 million for the three months ended May 1, 2010.

In August 2009, we entered into an interest rate cap agreement (the “$75 million Cap Agreement”) for an aggregate notional amount of $75 million associated with our senior subordinated notes. The $75 million Cap Agreement became effective on December 15, 2010. The $75 million Cap Agreement was being used to manage cash flow risk associated with our floating interest rate exposure pursuant to the Swap Agreement. The $75 million Cap Agreement limited the maximum interest rate on $75 million of our senior subordinated notes to 9.32%. The $75 million Cap Agreement did not qualify for hedge accounting treatment.

In connection with the redemption of the 8 7/8% Senior Subordinated Notes Due 2013, we elected to terminate the $75 million Cap Agreement. We made a $1.6 million termination payment during March 2011.

The change in fair value resulted in an increase to interest expense of $0.1 million and $0.7 million for the three months ended April 30, 2011 and May 1, 2010, respectively. The fair value of the $75 million Cap Agreement recorded on our consolidated balance sheet was $1.8 million as of January 29, 2011.

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

Item 4: Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities

Exchange Act. Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2011 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Perry Ellis International, Inc.
June 8, 2011	By: /S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Section 1350.