Form 10-Q
period 2011-07-30
PERRY ELLIS INTERNATIONAL INC
filed 2011-09-07
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 30, 2011

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

The number of shares outstanding of the registrant’s common stock is 16,359,740 (as of September 2, 2011)

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of July 30, 2011 and January 29, 2011	1

Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended July 30, 2011 and July 31, 2010	2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended July 30, 2011 and July 31, 2010	3

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	31

Item 4:

Controls and Procedures	32

PART II: OTHER INFORMATION	34

Item 6:

Exhibits	34

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	July 30, 2011	January 29, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$34,139	$18,524
Restricted cash	450	9,369
Accounts receivable, net	110,196	129,534
Inventories	211,517	178,217
Deferred income taxes	14,713	9,926
Prepaid income taxes	3,410	3,867
Other current assets	16,392	13,623

Total current assets	390,817	363,060

Property and equipment, net	54,992	55,077
Intangible assets	259,913	262,647
Other assets	8,545	4,946

TOTAL	$714,267	$685,730

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$82,237	$73,890
Accrued expenses and other liabilities	16,953	23,399
Accrued interest payable	4,978	3,744
Current portion - real estate mortgages	607	592
Unearned revenues	4,279	4,438
Other current liabilities	7,065	6,659

Total current liabilities	116,119	112,722

Senior subordinated notes payable, net	150,000	105,221
Senior credit facility	—	97,342
Real estate mortgages	25,492	25,793
Deferred pension obligation	12,325	13,120
Unearned revenues and other long-term liabilities	15,703	17,587
Deferred income taxes	16,770	11,005

Total long-term liabilities	220,290	270,068

Total liabilities	336,409	382,790

Commitment and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 18,821,936 shares issued and outstanding as of July 30, 2011 and 16,609,966 shares issued and outstanding as of January 29, 2011	188	166
Additional paid-in-capital	176,408	119,560
Retained earnings	221,175	203,950
Accumulated other comprehensive loss	(2,498)	(3,321)

Total	395,273	320,355

Treasury stock at cost; 2,462,196 shares as of July 30, 2011 and January 29, 2011	(17,415)	(17,415)

Total equity	377,858	302,940

TOTAL	$714,267	$685,730

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Revenues:
Net sales	$208,596	$155,622	$491,371	$369,864
Royalty income	5,839	6,132	11,353	12,239

Total revenues	214,435	161,754	502,724	382,103
Cost of sales	142,167	103,601	333,486	245,206

Gross profit	72,268	58,153	169,238	136,897

Operating expenses
Selling, general and administrative expenses	63,370	53,249	126,745	108,875
Depreciation and amortization	3,424	3,018	6,613	6,137

Total operating expenses	66,794	56,267	133,358	115,012

Operating income	5,474	1,886	35,880	21,885
Cost on early extinguishment of debt	—	730	1,306	730
Interest expense	3,769	3,361	8,435	7,108

Net income (loss) before income taxes	1,705	(2,205)	26,139	14,047
Income tax (benefit) provision	(142)	(317)	8,914	4,559

Net income (loss)	1,847	(1,888)	17,225	9,488

Less: net income attributable to noncontrolling interest	—	85	—	262

Net income (loss) attributable to Perry Ellis International, Inc.	$1,847	$(1,973)	$17,225	$9,226

Net income (loss) attributable to Perry Ellis International, Inc. per share:
Basic	$0.12	$(0.15)	$1.16	$0.71

Diluted	$0.11	$(0.15)	$1.08	$0.66

Weighted average number of shares outstanding
Basic	15,289	13,170	14,855	13,019
Diluted	16,464	13,170	16,001	14,029

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	July 30, 2011	July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,225	$9,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,457	6,048
Provision for bad debts	112	427
Tax benefit from exercise of stock options	(423)	(2,204)
Amortization of debt issue costs	268	225
Amortization of premiums and discounts	(43)	87
Deferred income taxes	978	2,175
Share based compensation	3,111	2,066
Cost on early extinguishment of debt	1,306	730
Change in fair value and settlement of derivatives	(1,832)	513
Changes in operating assets and liabilities:
Accounts receivable, net	19,653	54,191
Inventories	(32,833)	(2,695)
Other current assets and prepaid income taxes	(1,841)	979
Other assets	(133)	91
Deferred pension obligation	(796)	(2,177)
Accounts payable and accrued expenses	1,515	(21,627)
Accrued interest payable	1,234	(840)
Unearned revenues and other liabilities	270	(1,911)

Net cash provided by operating activities	14,228	45,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,770)	(1,423)
Proceeds on sale of intangible assets	2,875	—
Payment on purchase of intangible assets	(535)	—
Payment on purchase of operating leases	(904)	—
Redemption of restricted funds as collateral	8,919	—

Net cash provided by (used in) investing activities	4,585	(1,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	204,296	347,715
Payments on senior credit facility	(301,638)	(347,715)
Payments on senior subordinated notes	(105,792)	(25,454)
Proceeds from real estate mortgage	—	13,000
Payments on real estate mortgages	(304)	(10,873)
Proceeds from issuance of senior subordinate notes	150,000	—
Debt issuance costs	(3,504)	—
Deferred financing fees	—	(158)
Payments on capital leases	(184)	(130)
Proceeds from issuance of common stock	56,000	—
Stock issuance costs	(3,074)	—
Tax benefit from exercise of stock options	423	2,204
Proceeds from exercise of stock options	410	2,354

Net cash used in financing activities	(3,367)	(19,057)

Effect of exchange rate changes on cash and cash equivalents	169	33

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,615	25,119
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,524	18,269

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,139	$43,388

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,511	$8,374

Income taxes	$5,398	$345

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$66	$116

Capital lease financing	$22	$28

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 provides amendments to Topic 820 effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Early adoption is not permitted for public entities. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011, and should be applied prospectively. The Company is in the process of assessing the impact, if any, that the adoption of ASU 2011-04 will have on its results of operations or its financial position.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option that permits the presentation of other comprehensive income in the statement of changes in equity and requires presenting components of net income and comprehensive income in either a one-statement approach with totals for both net income and comprehensive income, or a two-statement approach where a statement presenting the components of net income and total net income must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. The Company is in the process of assessing the impact that the adoption of ASU 2011-05 will have on its required disclosures.

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

The consideration paid by the Company totaled approximately $80.0 million in cash and a warrant to purchase 106,565 shares of the Company’s common stock valued at approximately $2.6 million. The cash portion of the purchase price is subject to adjustment as set forth in the Agreement based on a post-closing true-up of net working capital. The Agreement provides for the escrow of $3.0 million in connection with the post-closing true-up adjustment. While $3.0 million is currently held in escrow related to the post closing adjustment, such adjustment is not limited to the amount held in escrow. An estimate of the post closing true-up adjustment has been included in other current assets. Also held, is an additional $3.5 million of the cash portion of the purchase price for a period of one year following the closing date to satisfy certain indemnity claims against the Sellers under the Agreement. The Company funded the acquisition through its senior credit facility.

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

Estimated Fair Value
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

The Company is in the process of completing the allocation of the purchase price to the various components of the net assets acquired and expects to finalize this allocation once the post-closing true-up of net working capital is completed during fiscal 2012. Once finalized, the Company expects intangible assets to be allocated amongst customer lists, tradename, and goodwill.

4.	PRO FORMA FINANCIAL INFORMATION

The pro forma financial information presented below, gives effect to the Rafaella acquisition, as if it occurred as of the beginning of fiscal 2011. This pro forma information is based upon the historical financial statements and should be read in conjunction with the condensed consolidated financial statements and notes thereto. This unaudited pro forma information does not purport to represent what the actual results of our operations would have been had the Rafaella acquisition occurred as of the beginning of fiscal 2011, nor do they purport to predict the results of operations of future periods. For fiscal 2012, the post-acquisition results of the Rafaella acquisition are reflected in the Company’s results of operations for the three and six months ended July 30, 2011. Pro forma fiscal 2011 results and per share data for Rafaella were derived from Rafaella’s previously reported results for the three and six months ended June 30, 2010 and are included in the pro forma fiscal 2011 results below:

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)
Total revenues	$214,435	$187,702	$502,724	$441,449
Net income (loss) attributable to Perry Ellis International, Inc.	$1,847	$(381)	$17,225	$12,735
Net income (loss) attributable to Perry Ellis International, Inc. per share:
Basic	$0.12	$(0.03)	$1.16	$0.87
Diluted	$0.11	$(0.03)	$1.08	$0.82

Weighted average number of shares outstanding (1)
Basic	15,289	15,170	14,855	14,612
Diluted	16,464	15,170	16,001	15,622

(1)	Weighted average number of shares outstanding for the three and six months ended July 31, 2010 were adjusted to include the weighted average of 2.0 million shares of common stock issued on March 8, 2011.

For the three and six months ended July 30, 2011, Rafaella had total revenues of $22.8 million and $61.8 million, respectively, and net income attributable to Perry Ellis International, Inc. of $1.3 million and $4.3 million, respectively, which are included above.

For the three months ended July 31, 2010, supplemental pro forma earnings were adjusted to exclude $0.6 million of nonrecurring expense related to Rafaella’s legal and financing transactions, $2.5 million in interest costs associated with debt not assumed, and $1.1 million in depreciation related to assets not acquired. For the three months ended July 31, 2010, supplemental pro forma earnings were adjusted to include amortization of $0.3 million on assets acquired and income taxes in the amount of $1.0 million.

For the six months ended July 31, 2010, supplemental pro forma earnings were adjusted to exclude $2.0 million of nonrecurring expenses related to Rafaella’s legal and financing transactions, $5.0 million in interest costs associated with debt not assumed, and $2.2 million in depreciation related to assets not acquired. For the six months ended July 31, 2010, supplemental pro forma earnings were adjusted to include $2.2 million in acquisition costs incurred by the Company, amortization of $0.5 million on assets acquired, $0.3 million in interest costs associated with the financing of the acquisition and income taxes in the amount of $2.2 million.

5.	INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, freight, insurance and commissions to buying agents.

Inventories consisted of the following as of:

	July 30, 2011	January 29, 2011
	(in thousands)
Finished goods	$208,616	$176,020
Raw materials and in process	2,901	2,197

Total	$211,517	$178,217

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	July 30, 2011	January 29, 2011
	(in thousands)
Furniture, fixture and equipment	$87,097	$84,146
Buildings	19,497	19,348
Vehicles	891	850
Leasehold improvements	27,173	24,569
Land	9,190	9,189

Total	143,848	138,102
Less: accumulated depreciation and amortization	(88,856)	(83,025)

Total, net	$54,992	$55,077

The above table of property and equipment includes assets held under capital leases as of:

	July 30, 2011	January 29, 2011
	(in thousands)
Furniture, fixture and equipment	$1,093	$1,027
Less: accumulated depreciation and amortization	(736)	(555)

Total	$357	$472

For the three months ended July 30, 2011 and July 31, 2010, depreciation and amortization expense relating to property and equipment amounted to $3.1 million and $2.9 million, respectively. For the six months ended July 30, 2011 and July 31, 2010, depreciation and amortization expense relating to property and equipment amounted to $6.0 million for each period. These amounts include amortization expense for leased property under capital leases.

7.	LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	July 30, 2011	January 29, 2011
	(in thousands)
Total letter of credit facilities	$50,982	$50,953
Outstanding letters of credit	(13,292)	(5,858)

Total letters of credit available	$37,690	$45,095

Additionally, on January 29, 2011, the Company assumed certain letters of credit in the amount of $9.4 million, in connection with the acquisition of certain net assets from Rafaella. These letters of credit are fully collateralized by restricted cash. The balance of these letters of credit as of July 30, 2011 and January 29, 2011, were $0.5 million and $9.4 million, respectively. The Company expects these letters of credit to expire during fiscal 2012.

8.	ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $3.3 million and $3.1 million for the three months ended July 30, 2011 and July 31, 2010, respectively, and $7.1 million and $6.3 million for the six months ended July 30, 2011 and July 31, 2010, respectively, and are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

9.	NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO PERRY ELLIS INTERNATIONAL, INC.

Basic net income (loss) per share attributable to Perry Ellis International, Inc. is computed by dividing net income attributable to Perry Ellis International, Inc. by the weighted average shares of outstanding common stock. The calculation of diluted net income per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net income per share attributable to Perry Ellis International, Inc. includes the effects of stock options, stock appreciation rights (“SARs”), warrants and unvested restricted shares as determined using the treasury stock method.

In connection with the acquisition of Rafaella, the Company issued a non-participating warrant as part of the purchase price which became exercisable on the business day immediately following the first business day after the closing. The warrant is exercisable for a total of 106,565 shares of the Company’s common stock at an exercise price of $.01 per share, which has been included in the calculation of diluted net income per share for the three and six months ended July 30, 2011.

The following table sets forth the computation of basic and diluted income per share attributable to Perry Ellis International, Inc.:

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to Perry Ellis International, Inc.	$1,847	$(1,973)	$17,225	$9,226

Denominator:
Basic - weighted average shares	15,289	13,170	14,855	13,019
Dilutive effect: equity awards	1,068	—	1,039	1,010
Dilutive effect: warrant	107	—	107	—

Diluted - weighted average shares	16,464	13,170	16,001	14,029

Basic income (loss) per share	$0.12	$(0.15)	$1.16	$0.71

Diluted income (loss) per share	$0.11	$(0.15)	$1.08	$0.66

Antidilutive effect: (1)	577	2,677	537	345

(1)	Represents stock options and SARs to purchase shares of common stock and unvested restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

10.	NONCONTROLLING INTEREST

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

The following table reflects the changes in stockholders’ equity attributable to both Perry Ellis International, Inc., and the noncontrolling interests of the subsidiary in which Perry Ellis International, Inc. had a majority, but not total, ownership interest:

	Attributable to	Attributable to
	Perry Ellis	Noncontrolling
	International, Inc.	Interest	Total
	(in thousands)
Equity at January 30, 2011	$302,940	$—	$302,940

Comprehensive income	18,048	—	18,048
Share transactions under employee and direct stock purchase plans	3,944	—	3,944
Issuance of common stock	52,926	—	52,926

Equity at July 30, 2011	$377,858	$—	$377,858

Equity at January 31, 2010	$266,456	$3,660	$270,116

Comprehensive income	9,197	262	9,459

Share transactions under employee and direct stock purchase plans	6,624	—	6,624

Equity at July 31, 2010	$282,277	$3,922	$286,199

Accumulated other comprehensive loss attributable to Perry Ellis International, Inc. at July 30, 2011 and January 29, 2011 was comprised of the following:

	July 30, 2011	January 29, 2011
	(in thousands)
Foreign currency translation	$32	$(791)
Unrealized loss on pension liability, net of tax	(2,530)	(2,530)

	$(2,498)	$(3,321)

The following table reflects comprehensive income (loss) for the three and six months ended July 30, 2011 and July 31, 2010, attributable to both Perry Ellis International, Inc., and the noncontrolling interests of the subsidiary in which Perry Ellis International, Inc. had a majority, but not total, ownership interest.

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)
Net income (loss)	$1,847	$(1,888)	$17,225	$9,488

Other Comprehensive (loss) income:
Foreign currency translation adjustments, net	(320)	(70)	823	(29)

Total other comprehensive (loss) income	(320)	(70)	823	(29)

Comprehensive income (loss)	1,527	(1,958)	18,048	9,459
Less: comprehensive income attributable to the noncontrolling interest	—	85	—	262

Comprehensive income (loss) attributable to Perry Ellis International, Inc.	$1,527	$(2,043)	$18,048	$9,197

On March 2, 2011, the Company entered into underwriting agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as representatives of the underwriters that are parties thereto (the "Underwriting Agreements") in connection with common stock and senior subordinated note offerings.

Pursuant to the Underwriting Agreement relating to the common stock offering, the Company agreed to sell, and the underwriters agreed to purchase, 2.0 million shares of the Company's common stock at a price to the public of $28.00 per share resulting in net proceeds to the Company of $52.9 million, net of $3.1 million in underwriter discounts and stock issuance costs, to the Company. The Company used the net proceeds from the common stock offering to repay a portion of the amounts outstanding under its senior credit facility.

12.	SENIOR CREDIT FACILITY

Effective March 31, 2010, the Company entered into an amendment to its senior credit facility. This amendment modified the senior credit facility to permit the sale of certain accounts receivable.

The following is a description of the terms of the Company’s senior credit facility with Wachovia Bank, National Association, et al, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the maximum line is up to $150 million with the opportunity to increase this amount in $25 million increments up to $200 million; (ii) the inventory borrowing limit is $90 million or up to 60% of the maximum line; (iii) the sublimit for letters of credit is up to $40 million; (iv) the amount of letter of credit facilities allowed outside of the facility is $110 million and (v) the outstanding balance is due at the maturity date of February 1, 2012. Currently, the senior credit facility is classified as a short term liability due to the February 1, 2012 maturity date. As of July 30, 2011, the Company had no outstanding balance drawn against the senior credit facility.

Certain Covenants. The senior credit facility contains certain covenants, which, among other things, require the Company to maintain a minimum adjusted EBITDA (“Senior Credit Facility Adjusted EBITDA”), as defined in the senior credit facility (as opposed to the definition of EBITDA used by the Company for other purposes), if availability falls below a certain threshold. These covenants may restrict the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. The Company is prohibited from paying cash dividends under these covenants. The Company is not aware of any non-compliance with any of its covenants under the senior credit facility. The Company could be materially harmed if it violates any covenants as the lenders under the senior credit facility could declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If the Company is unable to repay those amounts, the lenders could proceed against its assets. In addition, a violation could also constitute a cross-default under the indenture, the letter of credit facilities and the real estate mortgages resulting in all of its debt obligations becoming immediately due and payable, which it may not be able to satisfy.

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

Interest. Interest on the principal balance under the Company’s senior credit facility accrues, at its option, at either (a) the greater of Wachovia's prime lending rate or the Federal Funds rate; plus  1/2 % plus a margin spread of 100 to 175 basis points based upon the sum of our quarterly average excess availability plus excess cash for the immediately preceding fiscal quarter, at the time of borrowing or (b) the rate quoted by Wachovia as the average monthly Eurodollar Rate for 1-month Eurodollar deposits plus a margin spread of 200 to 275 basis points based upon the sum of its quarterly average excess availability plus excess cash for the immediately preceding fiscal quarter, at the time of borrowing.

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

In March 2011, the Company issued $150 million 7 7/8% senior subordinated notes, due April 1, 2019. Pursuant to the Underwriting Agreement relating to the senior subordinated notes offering, the Company agreed to sell, and the underwriters agreed to purchase, $150 million in aggregate principal amount of the Company's 7 7/8% Senior Subordinated Notes Due 2019 at a price to the public of 100.00% of par, an underwriting discount of 2.0% and other transaction costs, resulting in aggregate net proceeds to the Company of $146.5 million. The Company used the net proceeds of the senior subordinated notes offering first to redeem its outstanding 8 7/8% Senior Subordinated Notes Due 2013 at a redemption price of 101.4792% of the outstanding principal amount, plus accrued and unpaid interest, and the remaining net proceeds to repay a portion of the amounts outstanding under its senior credit facility.

Certain Covenants. The indenture governing the senior subordinated notes contains certain covenants which restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, pay dividends or make other distributions on, redeem or repurchase capital stock, make investments or other restricted payments, create liens on assets to secure debt, engage in transactions with affiliates, and effect a consolidation or merger. We are not aware of any non-compliance with any of our covenants in this indenture. We could be materially harmed if we violate any covenants because the indenture's trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, the letter of credit facilities and the real estate mortgages resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

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

During August 2010, the Company was notified by the counterparty, that it would exercise the optional call provision and terminate the Swap Agreement in September 2010. As per the terms of the call provision, the Company received $1.1 million, its fair value as of the termination date. The fair value of the hedge item at the termination date was amortized over the remaining term of the 8 7/8% senior subordinated notes payable, which the Company redeemed in March 2011. As part of the redemption, the unaccreted balance of the fair value of the hedge in the amount of $1.1 million was charged to earnings.

The location and amount of gains (losses) on derivative instruments and related hedged items reported in the condensed consolidated statements of operations are as follows:

	Location of Gain (Loss) Recognized in Income	Three Months Ended		Six Months Ended
Fair Value Hedging Relationship		July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
			(in thousands)
Derivative : Swap Agreement	Interest expense	$—	$1,064	$—	$1,707
Hedged item: Fixed rate debt	Interest expense	—	(460)	—	(481)

Total (1)		$—	$604	$—	$1,226

(1)	Includes $604,000 and $371,000 for the three and six months ended July 31, 2010, related to the ineffectiveness of the hedging relationship.

In August 2009, the Company entered into an interest rate cap agreement (the “$75 million Cap Agreement”) for an aggregate notional amount of $75 million associated with the 8 7/8% senior subordinated notes. The $75 million Cap Agreement became effective on December 15, 2010 and was scheduled to terminate on September 15, 2013. The $75 million Cap Agreement was being used to manage cash flow risk associated with the Company's floating interest rate exposure pursuant to the Swap Agreement. The $75 million Cap Agreement did not qualify for hedge accounting treatment. In connection with the redemption of the 8 7/8% Senior Subordinated Notes Due 2013, the Company elected to terminate the $75 million Cap Agreement. The Company made a $1.6 million termination payment during March 2011.

The location and amount of (losses) on derivative instruments not designated as hedging instruments reported in the condensed consolidated statements of income are as follows:

	Location of (Loss) Recognized in Income	Three Months Ended		Six Months Ended
Derivatives Not Designed As Hedging Instruments		July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
			(in thousands)
Derivative : 75 Million Cap Agreement	Interest expense	$—	$(572)	$(103)	$(1,255)

Total		$—	$(572)	$(103)	$(1,255)

Refer to Note 19, “Fair Value Measurements,” for disclosures of the fair value and line item caption of derivative instruments recorded on the condensed consolidated balance sheets.

15.	INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2008 through 2011 are open tax years. The Company's state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2004 through 2011, depending on each state’s particular statute of limitation. As of July 30, 2011, various state, local, and foreign income tax returns are under examination by taxing authorities.

The Company has a $1.2 million liability recorded for unrecognized tax benefits as of January 29, 2011, which includes interest and penalties of $0.3 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company's effective tax rate. During the three and six months ended July 30, 2011, the total amount of unrecognized tax benefits increased by approximately $39,000 and $278,000, respectively. The increase in the total amount of the unrecognized tax benefit for the three and six months ended July 30, 2011 included an increase in interest and penalties of approximately $21,000 and $80,000, respectively.

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

16.	STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED SHARES

During the six months ended July 30, 2011, the Company granted SARs to purchase shares of common stock to certain key employees. The Company awarded an aggregate of 213,636 SARs with exercise prices ranging from $24.73 to $30.81, which generally vest over a three year period and have a seven year term. The total fair value of the SARs, based on the Black-Scholes Option Pricing Model, amounted to approximately $3.4 million, which will be recorded as compensation expense on a straight-line basis over the vesting period of each SAR.

During the six months ended July 30, 2011, the Company granted performance based restricted stock to certain key employees pursuant to the Company’s 2005 Long Term Incentive Compensation Plan, and subject to certain conditions in the grant agreements. Such stock generally vests 100% in April 2014, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. A total of 131,686 shares of restricted stock were issued at an estimated value of $4.0 million, which will be recorded as compensation expense on a straight-line basis over the vesting period.

Also, during the six months ended July 30, 2011, the Company granted an aggregate of 26,750 shares of restricted stock to certain key employees, which vest over a three year period at an estimated value of $0.7 million. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

17.	SEGMENT INFORMATION

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments and eliminates intercompany royalty transactions.

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
		(in thousands)
Revenues:
Product	$208,596	$155,622	$491,371	$369,864
Licensing	5,839	6,132	11,353	12,239

Total Revenues	$214,435	$161,754	$502,724	$382,103

Operating Income (Loss):
Product	$1,128	$(3,340)	$26,995	$12,018
Licensing	4,346	5,226	8,885	9,867

Total Operating Income	$5,474	$1,886	$35,880	$21,885

Net (Loss) Income Before Income Taxes
Product	$(682)	$(5,286)	$21,635	$8,305
Licensing	2,387	3,081	4,504	5,742

Total Net Income (Loss) Before Income Taxes	$1,705	$(2,205)	$26,139	$14,047

18.	BENEFIT PLANS

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the three and six months ended July 30, 2011 and July 31, 2010, respectively:

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)
Service cost	$63	$63	$126	$126
Interest cost	509	533	1,018	1,066
Expected return on plan assets	(544)	(452)	(1,088)	(904)
Amortization of net gain	4	12	8	24

Net periodic benefit cost	$32	$156	$64	$312

19.	FAIR VALUE MEASUREMENTS

Accounts receivable, account payable, accrued interest payable and accrued expenses. The carrying amounts reported in the balance sheets approximate fair value due to the short-term nature of these instruments.

Real estate mortgages. The carrying amount of the real estate mortgages was approximately $26.1 million and $26.4 million at July 30, 2011 and January 29, 2011, respectively. The fair value estimated at July 30, 2011 was approximately $27.0 million, calculated on the net present value of payments over the term of the loans using quoted market rates for similar mortgage loans and similar terms. The carrying value of the real estate mortgages at January 29, 2011 approximates fair value since they were recently entered into and thus the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior secured notes. The carrying amount of the senior secured notes was approximately $150.0 million and $105.2 million at July 30, 2011 and January 29, 2011, respectively. As of July 30, 2011, the fair value of the 7 7/8% senior subordinated notes payable was approximately $155.3 million and as of January 29, 2011, the fair value of the 8 7/ 8% senior subordinated notes payable was approximately $106.3 million, based on quoted market prices.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

		Fair Value Measurements At January 29, 2011 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(in thousands)
Liabilities:
Interest rate cap	Other current liabilities	$—	$546	$—	$546
Interest rate cap	Unearned revenues and other long term liabilities	—	1,286	—	1,286

Total liabilities at fair value		$—	$1,832	$—	$1,832

The interest rate cap agreement was terminated during March 2011; therefore no fair market value measurements are reported as of July 30, 2011.

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of July 30, 2011 and January 29, 2011 and for the three and six months ended July 30, 2011 and July 31, 2010. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF JULY 30, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$7,267	$26,872	$—	$34,139
Restricted cash	—	450	—	—	450
Accounts receivable, net	—	92,310	17,886	—	110,196
Intercompany receivable	210,066	—	—	(210,066)	—
Inventories	—	188,050	23,467	—	211,517
Other current assets	—	29,267	6,343	(1,095)	34,515

Total current assets	210,066	317,344	74,568	(211,161)	390,817

Property and equipment, net	—	50,813	4,179	—	54,992
Intangible assets	—	219,187	40,726	—	259,913
Investment in subsidiaries	319,612	—	—	(319,612)	—
Other assets	6,471	1,985	89	—	8,545

TOTAL	$536,149	$589,329	$119,562	$(530,773)	$714,267

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$8,291	$93,827	$17,599	$(3,598)	$116,119
Intercompany payable - Parent	—	162,845	47,786	(210,631)	—

Total current liabilities	8,291	256,672	65,385	(214,229)	116,119

Notes payable and senior credit facility	150,000	—	—	—	150,000
Other long-term liabilities	—	61,395	6,392	2,503	70,290

Total long-term liabilities	150,000	61,395	6,392	2,503	220,290

Total liabilities	158,291	318,067	71,777	(211,726)	336,409

Equity	377,858	271,262	47,785	(319,047)	377,858

TOTAL	$536,149	$589,329	$119,562	$(530,773)	$714,267

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JULY 30, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$187,462	$26,973	$—	$214,435
Gross profit	—	59,468	12,800	—	72,268
Operating income	—	3,501	1,973	—	5,474
Interest and income taxes	—	4,198	(571)	—	3,627
Equity in earnings of subsidiaries, net	1,847	—	—	(1,847)	—
Net income (loss) attributable to Perry Ellis International, Inc.	1,847	(697)	2,544	(1,847)	1,847

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JULY 31, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$142,918	$18,836	$—	$161,754
Gross profit	—	49,079	9,074	—	58,153
Operating income (loss)	—	2,377	(491)	—	1,886
Costs on early extinguishment of debt	—	730	—	—	730
Interest, noncontrolling interest and income taxes	(11)	4,005	(865)	—	3,129
Equity in (loss) earnings of subsidiaries, net	(1,984)	—	—	1,984	—
Net (loss) income attributable to Perry Ellis International, Inc.	(1,973)	(2,358)	374	1,984	(1,973)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 30, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$446,299	$56,425	$—	$502,724
Gross profit	—	142,052	27,186	—	169,238
Operating income	—	29,554	6,326	—	35,880
Costs on early extinguishment of debt	—	1,306	—	—	1,306
Interest and income taxes	—	17,348	1	—	17,349
Equity in earnings of subsidiaries, net	17,225	—	—	(17,225)	—
Net income attributable to Perry Ellis International, Inc.	17,225	10,900	6,325	(17,225)	17,225

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 31, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$338,113	$43,990	$—	$382,103
Gross profit	—	115,932	20,965	—	136,897
Operating income	—	20,290	1,595	—	21,885
Costs on early extinguishment of debt	—	730	—	—	730
Interest, noncontrolling interest and income taxes	3	12,798	(872)	—	11,929
Equity in earnings of subsidiaries, net	9,229	—	—	(9,229)	—
Net income attributable to Perry Ellis International, Inc.	9,226	6,762	2,467	(9,229)	9,226

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 30, 2011

(amounts in thousands)

			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$25,463	$(52,069)	$40,184	$650	$14,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,052)	(718)	—	(5,770)
Proceeds on sale of intangible assets	—	—	2,875	—	2,875
Payment on purchase of intangible assets	—	(535)	—	—	(535)
Payment on purchase of operating leases	—	(904)	—	—	(904)
Redemption of restricted funds as collateral	—	8,919	—	—	8,919

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	2,428	2,157	—	4,585

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	204,296	—	—	204,296
Payments on senior credit facility	—	(301,638)	—	—	(301,638)
Payments on senior subordinated notes	(105,792)	—	—	—	(105,792)
Payments on real estate mortgages	—	(304)	—	—	(304)
Proceeds from issuance of senior subordinate notes	150,000	—	—	—	150,000
Debt issuance costs	(3,504)	—	—	—	(3,504)
Payments on capital leases	—	(184)	—	—	(184)
Proceeds from issuance of common stock	56,000	—	—	—	56,000
Stock issuance costs	(3,074)	—	—	—	(3,074)
Tax benefit from exercise of stock options	423	—	—	—	423
Proceeds from exercise of stock options	410	—	—	—	410
Intercompany transactions	(120,095)	154,738	(34,812)	169	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(25,632)	56,908	(34,812)	169	(3,367)

Effect of exchange rate changes on cash and cash equivalents	169	—	169	(169)	169

Net increase in cash and cash equivalents	—	7,267	7,698	650	15,615
Cash and cash equivalents at beginning of period	—	—	19,174	(650)	18,524

Cash and cash equivalents at end of period	$—	$7,267	$26,872	$—	$34,139

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 31, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$6,447	$42,753	$(4,032)	$398	$45,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(443)	(352)	(628)	—	(1,423)

NET CASH USED IN INVESTING ACTIVITIES	(443)	(352)	(628)	—	(1,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior credit facility	—	(347,715)	—	—	(347,715)
Borrowings from senior credit facility	—	347,715	—	—	347,715
Payments on senior secured note	(454)	(25,000)	—	—	(25,454)
Deferred financing fees	—	(158)	—	—	(158)
Payments on real estate mortgage	—	(10,873)	—	—	(10,873)
Payments on capital leases	(130)	—	—	—	(130)
Proceeds from exercise of stock options	2,354	—	—	—	2,354
Tax benefit from exercise of stock options	2,204	—	—	—	2,204
Proceeds from real estate mortgage	—	13,000	—	—	13,000
Intercompany transactions	(10,011)	2,055	8,123	(167)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(6,037)	(20,976)	8,123	(167)	(19,057)
Effect of exchange rate changes on cash and cash equivalents	33	—	(28)	28	33

Net increase in cash and cash equivalents	—	21,425	3,435	259	25,119
Cash and cash equivalents at beginning of period	—	8,313	12,459	(2,503)	18,269

Cash and cash equivalents at end of period	$—	$29,738	$15,894	$(2,244)	$43,388

21.	SUBSEQUENT EVENTS

Pursuant to FASB ASC TOPIC 855 - “Subsequent Events,” the Company evaluated subsequent events through the date the financial statements were issued for potential recognition or disclosure in the condensed consolidated financial statements.

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 29, 2011 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets, the measurement of retirement related benefits and stock-based compensation. We believe that there have been no significant changes to our critical accounting policies during the three and six months ended July 30, 2011 as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 29, 2011.

Results of Operations

The following is a discussion of the results of operations for the three and six month periods of the fiscal year ending January 28, 2012 (“fiscal 2012”) compared with the three and six month periods of the fiscal year ended January 29, 2011 (“fiscal 2011”).

Results of Operations – three and six months ended July 30, 2011 compared to the three and six months ended July 31, 2010.

Net sales. Net sales for the three months ended July 30, 2011 were $208.6 million, an increase of $53.0 million, or 34.1%, from $155.6 million for the three months ended July 31, 2010. Net sales increased due to the addition of the Rafaella business, which accounted for $22.8 million of the increase. Additional increases came from golf and International, as well as from women’s dresses under Laundry by Shelli Segal. Also, we had increases in our direct to consumer business.

Net sales for the six months ended July 30, 2011 were $491.4 million, an increase of $121.5 million, or 32.8%, from $369.9 million for the six months ended July 31, 2010. Net sales increased due to the addition of the Rafaella business, which accounted for $61.8 million of the increase. Additional increases came from our golf and Hispanic lifestyles, as well as from Laundry by Shelli Segal and other design brands.

Royalty income. Royalty income for the three months ended July 30, 2011 was $5.8 million, a decrease of $0.3 million, or 4.9%, from $6.1 million for the three months ended July 31, 2010. The decrease was primarily driven by the transition of our businesses in dress shirts, small leather goods, and Munsingwear corporate from licensing to wholesale, partially offset by royalty income from new license agreements.

Royalty income for the six months ended July 30, 2011 was $11.4 million, a decrease of $0.8 million, or 6.6%, from $12.2 million for the six months ended July 31, 2010. The decrease is attributable to the factors described above.

Gross profit. Gross profit was $72.3 million for the three months ended July 30, 2011, increasing $14.1 million, or 24.2%, from $58.2 million for the three months ended July 31, 2010. Gross profit was $169.2 million for the six months ended July 30, 2011, an increase of $32.3 million, or 23.6%, as compared to $136.9 million for the six months ended July 31, 2010.

Gross profit margin and EBITDA margin. As a percentage of total revenue, gross profit margins were 33.7% for the three months ended July 30, 2011, as compared to 36.0% for the three months ended July 31, 2010, a decrease of 230 basis points. The decrease in the gross profit margin was anticipated due to the lower margin associated with our women’s businesses including Rafaella. Additionally, the conversion of the licensed business to wholesale, as described above, caused the gross profit margin to decline due to the decrease of the higher margin business as a percentage of total revenue mix. Those decreases were partially offset by higher gross margins in both direct to consumer and International. For the six months ended July 30, 2011, gross profit margins were 33.7% as a percentage of total revenue as compared to 35.8% for the six months ended July 31, 2010, a decrease of 210 basis points. The decrease is related to the factors described above.

Wholesale gross profit margins (which exclude the impact of royalty income) were 31.8% for the three months ended July 30, 2011 as compared to 33.4% for the three months ended July 31, 2010. The wholesale gross profit margin percentages decreased for the six months ended July 30, 2011, to 32.1% as compared to 33.7% for the six months ended July 31, 2010. The decreases for the three and six months ended July 30, 2011 were attributable to the factors described above.

We improved EBITDA margin during the three months ended July 30, 2011, by 110 basis points, which increased to 4.1%, as compared to 3.0% for the same period last year. For the six months ended July 30, 2011, we improved EBITDA margin by 120 basis points, which increased to 8.5%, as compared to 7.3% for the same period last year. Although gross profit margin decreased, we improved our EBITDA margin because of our ability to leverage selling, general and administrative expenses. For the three and six months ended July 30, 2011, the new Rafaella business contributed approximately $3.1 million and $9.4 million, respectively, to EBITDA.

The following is a reconciliation of EBITDA margin as compared to gross profit margin:

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

Net income attributable to Perry Ellis International, Inc.	$1,847	$(1,973)	$17,225	$9,226
Plus:
Depreciation and amortization	3,424	3,018	6,613	6,137
Interest expense	3,769	3,361	8,435	7,108
Net income attributable to noncontrolling interest	—	85	—	262
Cost on early extinguishment of debt	—	730	1,306	730
Income tax (benefit) provision	(142)	(317)	8,914	4,559

EBITDA	$8,898	$4,904	$42,493	$28,022

Gross profit	$72,268	$58,153	$169,238	$136,897
Less:
Selling, general and administrative expenses	(63,370)	(53,249)	(126,745)	(108,875)

EBITDA	8,898	4,904	42,493	28,022

Total revenues	$214,435	$161,754	$502,724	$382,103

Gross profit margin as a percentage of revenues	33.7%	36.0%	33.7%	35.8%

EBITDA margin percentage of revenues	4.1%	3.0%	8.5%	7.3%

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

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended July 30, 2011 were $63.4 million, an increase of $10.2 million, or 19.2%, from $53.2 million for the three months ended July 31, 2010. The increase was in line with our expectations and was attributable to the new Rafaella business, which accounted for approximately $4.5 million of the increase. Other increases were attributable to distribution costs, due to our increase in sales.

As a percentage of total revenues, selling, general and administrative expenses were 29.6% for the three months ended July 30, 2011, as compared to 32.9% for the three months ended July 31, 2010. This decrease was in line with our anticipated results and primarily due to the leverage we achieved through our increased sales both organically and through the Rafaella acquisition.

Selling, general and administrative expenses for the six months ended July 30, 2011, was $126.7 million, an increase of $17.8 million, or 16.3%, from $108.9 million for the six months ended July 31, 2010. The increase was in line with our expectations and was primarily attributable to the new Rafaella business, which accounted for approximately $9.3 million of the increase. Other increases were attributable to distribution costs, due to our increase in sales. Also, we experienced increases in advertising and marketing expenditures.

As a percentage of total revenues, selling, general and administrative expenses were 25.2% for the six months ended July 30, 2011, as compared to 28.5% for the six months ended July 31, 2010. This decrease was in line with our anticipated results and primarily due to the factors explained above.

Depreciation and amortization. Depreciation and amortization for the three months ended July 30, 2011, was $3.4 million, an increase of $0.4 million, or 13.3%, from $3.0 million for the three months ended July 31, 2010. Depreciation and amortization for the six months ended July 30, 2011 was $6.6 million, an increase of $0.5 million, or 8.2%, from $6.1 million for the six months ended July 31, 2010. The increase is attributed to our capital expenditures, primarily in the direct to consumer area.

Costs on early extinguishment of debt. During the first quarter of fiscal 2012, we retired our 8 7/8% senior subordinated notes payable in the amount of $104.3 million with the proceeds of our new 7 7/8% senior subordinated notes due 2019. In connection with this retirement, we paid an additional $1.5 million in fees and premiums. Also, we wrote-off approximately $853,000 in unamortized discount and bond fees associated with the 8 7/8% senior subordinated notes. Additionally, we wrote off the remaining premium that was associated with the termination of the swap that occurred during fiscal 2011 in the amount of $1.1 million. The 8 7/8% senior subordinated notes were scheduled to mature on September 15, 2013. During fiscal 2011, we retired $25.0 million of our 8 7/8% senior subordinated notes payable. In connection with this retirement, we paid an additional $453,000 in fees and premiums. Additionally we wrote-off approximately $277,000 in unamortized discount and bond fees associated with the retired portion of the 8 7/8% senior subordinated notes.

Interest expense. Interest expense for the three months ended July 30, 2011 was $3.8 million, an increase of $0.4 million, or 11.8%, from $3.4 million for the three months ended July 31, 2010. The overall increase in interest expense is primarily attributable to the higher balance in our 7 7/8% senior subordinated notes and higher average balance on our senior credit facility, primarily due to the financing of the acquisition of Rafaella. Interest expense for the six months ended July 30, 2011, was $8.4 million, an increase of $1.3 million, or 18.3%, from $7.1 million for the six months ended July 31, 2010. In addition to the factors described above, the 8 7/8% senior subordinated notes and the 7 7/8% senior subordinated notes were outstanding simultaneously for about one month during the six months ended July 30, 2011, causing us to have approximately $0.7 million in redundant interest expense.

Income taxes. The income tax benefit for the three months ended July 30, 2011, was $0.1 million, a decrease of $0.2 million as compared to $0.3 million for the three months ended July 31, 2010. For the three months ended July 30, 2011, our effective tax rate was 8.3% as compared to 14.4% for the three months ended July 31, 2010. The primary reason for the decrease in the effective rate was due to the change in ratio of income between domestic and foreign operations, of which the foreign operations are taxed at lower statutory tax rates.

Our income tax provision for the six months ended July 30, 2011, was $8.9 million, a $4.3 million increase as compared to $4.6 million for the six months ended July 31, 2010. For the six months ended July 30, 2011, our effective tax rate was 34.1% as compared to 32.5% for the six months ended July 31, 2010. The increase in the effective tax rate is attributed to increased withholding taxes due to the sale of foreign intangibles, as well as a change in the ratio of income earned between domestic and foreign operations, of which the domestic operations are taxed at higher statutory rates.

Net income (loss) attributable to Perry Ellis International, Inc. The net income (loss) for the three months ended July 30, 2011 was $1.8 million, an increase of $3.8 million, or 190.0%, as compared to ($2.0) million for the three months ended July 31, 2010. Net income attributable to Perry Ellis International, Inc. for the six months ended July 30, 2011 was $17.2 million, an increase of $8.0 million, or 87.0%, as compared to net income of $9.2 million for the six months ended July 31, 2010. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions and capital expenditures; and to a lesser extent, on letter of credit facilities for the acquisition of a small portion of our inventory purchases. We believe that as a result of our recent acquisition of Rafaella and our planned growth, our working capital requirements will increase for fiscal 2012. As of July 30, 2011, our total working capital was $274.7 million as compared to $250.3 million as of January 29, 2011 and $197.8 million as of July 31, 2010. During the third quarter of fiscal 2011, a $3.6 million letter of credit facility was cancelled in connection with the termination of our Canadian joint venture. We have shifted most of our inventory financing strategy from relying on letter of credit facilities to direct trade terms with our vendors, and as such, we did not need the excess capacity provided by this letter of credit facility. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets, which had a net book value of $24.2 million at July 30, 2011, have a higher market value. These real estate assets may provide us with additional capital resources. Additional borrowings against these real estate assets, however would be subject to certain loan to value criteria established by lending institutions. As of July 30, 2011, we had mortgage loans on these properties totaling $26.1 million.

During March 2011, we sold 2.0 million shares of our common stock at a price to the public of $28.00 per share resulting in net proceeds to us after offering expenses of $52.9 million. We used the net proceeds from the common stock offering to repay a portion of the amounts outstanding under our senior credit facility.

Additionally, in March 2011, we sold $150 million in aggregate principal amount of our 7 7/8% Senior Subordinated Notes Due 2019 at a price to the public of 100.00% of par, an underwriting discount of 2.0% and other transaction costs, resulting in aggregate net proceeds to us of $146.5 million. We used the net proceeds of the senior subordinated notes offering first to redeem our outstanding 8 7/8% Senior Subordinated Notes due 2013 at a redemption price of 101.4792% of the outstanding principal amount, plus accrued and unpaid interest, and the remaining net proceeds to repay a portion of the amounts outstanding under our senior credit facility.

Net cash provided by operating activities was $14.2 million for the six months ended July 30, 2011, as compared to cash provided by operating activities of $45.6 million for the six months ended July 31, 2010.

The cash provided by operating activities for the six months ended July 30, 2011 is primarily attributable to an increase in inventory of $32.8 million and an increase in other current assets and prepaid income taxes of $1.8 million; offset by a decrease in accounts receivable of $19.7 million, an increase in net income of $7.7 million and a decrease in accounts payable and accrued expenses of $1.5 million. As a result of this increase in inventory and the inventory acquired through the Rafaella acquisition in January 2011, our inventory turnover ratio decreased to 3.4 as of July 30, 2011, as compared to 4.6 as of July 31, 2010. The cash provided by operating activities for the six months ended July 31, 2010 is primarily attributable to a decrease of $54.2 million in accounts receivable due to our collection efforts and a decrease of other current assets and prepaid taxes of $1.0 million; offset by the reduction of accounts payable, accrued expenses and other liabilities in the amount of $21.6 million, an increase in inventory of $2.7 million and the decrease of unearned revenues and other liabilities of $1.9 million.

Net cash provided by investing activities was $4.6 million for the six months ended July 30, 2011, as compared to cash used in investing activities of $1.4 million for the six months ended July 31, 2010. The net cash provided during the first six months of fiscal 2012 primarily reflects the redemption of restricted cash collateralizing letters of credit in the amount of $8.9 million acquired in the Rafaella acquisition and the proceeds from the sale of certain foreign intangibles in the amount of $2.9 million; offset by the purchase of property and equipment in the amount of $5.8 million. The net cash used during the first six months of fiscal 2011 primarily reflects the purchase of property and equipment in the amount of $1.4 million. We anticipate capital expenditures during fiscal 2012 of $11.0 million to $13.0 million in technology, systems, retail stores, and other expenditures.

Net cash used in financing activities for the six months ended July 30, 2011, was $3.4 million, as compared to $19.1 million for the six months ended July 31, 2010. The net cash used during the first six months of fiscal 2012 primarily reflects net proceeds from the issuance of our new 7 7/8% senior subordinated notes in the amount of $146.5 million and net proceeds from our stock offering in the amount of $52.9 million; offset by net payments on our senior credit facility of $97.3 million and the retirement of our 8 7/8% senior subordinated notes in the amount of $105.8 million, including redemption premiums and commissions of $1.5 million. The net cash used during the first six months of fiscal 2011 primarily reflects proceeds from our mortgage loan of $13.0 million, exercises of stock options of $2.4 million and a tax benefit from the exercise of stock options of $2.2 million; offset by the repurchase of our senior notes of $25.5 million and payments of $10.9 million on our mortgage loans.

During fiscal 2010, our Board of Directors authorized us to purchase, from time to time and as market and business conditions warrant, our 8 7/8% senior subordinated notes for cash in the open market or in privately negotiated transactions. The amount of senior subordinated notes that may be repurchased or otherwise retired, if any, would be based on parameters approved by the Board of Directors and would depend on market conditions, trading levels of our senior subordinated notes, our cash position and other considerations. During fiscal 2011, we repurchased $25.0 million. On March 8, 2011, the 8 7/8% senior subordinated notes in the amount of $104.3 million due September 15, 2013 were called and subsequently retired from the proceeds of our newly issued 7 7/8% Senior Subordinated Notes Due 2019.

In September 2010, the Board of Directors extended the stock repurchase program, which authorizes us to continue to repurchase up to $20 million of our common stock for cash over the next twelve months. Although the Board of Directors allocated a maximum of $20 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis. Total purchases under this plan, since inception, have amounted to $17.4 million through the second quarter of fiscal 2012. No purchases were made during the first and second quarters of fiscal 2012 under the program.

Senior Credit Facility

Effective March 31, 2010, we entered into an amendment to our senior credit facility. This amendment modified the senior credit facility to permit the sale of all present and future accounts receivable due from Kohl's to Bank of America, N. A.

The following is a description of the terms of our senior credit facility with Wachovia Bank, National Association, et al, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the maximum line is up to $150 million with the opportunity to increase this amount in $25 million increments up to $200 million; (ii) the inventory borrowing limit is $90 million or 60% of the maximum line; (iii) the sublimit for letters of credit is up to $40 million; (iv) the amount of letter of credit facilities allowed outside of the facility is $110 million and (v) the outstanding balance is due at the maturity date of February 1, 2012. Currently, the senior credit facility is classified as a short term liability due to the February 1, 2012 maturity date. We are currently in the process of renegotiating the terms of our senior credit facility. As of July 30, 2011, we had no outstanding balance drawn against the senior credit facility.

Certain Covenants. The senior credit facility contains certain covenants, which, among other things, require us to maintain a minimum adjusted EBITDA (“Senior Credit Facility Adjusted EBITDA”), as defined in the senior credit facility (as opposed to the definition of EBITDA used by us for other purposes), if availability falls below a certain threshold. These covenants may restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We are prohibited from paying cash dividends under these covenants. We are not aware of any non-compliance with any of our covenants under the senior credit facility. We could be materially harmed if we violate any covenants as the lenders under the senior credit facility could declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, the lenders could proceed against our assets. In addition, a violation could also constitute a cross-default under the indenture, the letter of credit facilities and the real estate mortgages resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

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

Letter of Credit Facilities

As of July 30, 2011 we maintained two U.S. dollar letter of credit facilities totaling $50.0 million and one letter of credit facility totaling $1.0 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. As of July 30, 2011, there was $37.7 million available under the existing letter of credit facilities.

Additionally, we assumed certain letters of credit in the amount of $9.4 million, in connection with the acquisition of certain net assets from Rafaella Apparel Group, Inc. These letters of credit are fully collateralized by restricted cash. The balance of these letters of credit as of July 30, 2011 and January 29, 2011 were $0.5 million and $9.4 million, respectively. We expect these letters of credit to expire during fiscal 2012.

7  7/8% $150 Million Senior Subordinated Notes Payable

In March 2011, we issued $150 million 7 7/8% senior subordinated notes, due April 1, 2019. The proceeds of this offering were used to retire the $150 million senior subordinated notes due September 15, 2013 and to repay a portion of the senior credit facility. The net proceeds to us were $146.5 million yielding an effective interest rate of 8.0%.

Certain Covenants. The indenture governing the senior subordinated notes contains certain covenants which restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, pay dividends or make other distributions on, redeem or repurchase capital stock, make investments or other restricted payments, create liens on assets to secure debt, engage in transactions with affiliates, and effect a consolidation or merger. We are not aware of any non-compliance with any of our covenants in this indenture. We could be materially harmed if we violate any covenants because the indenture's trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, the letter of credit facilities and the real estate mortgages resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

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

Real Estate Mortgage Loans

In July 2010, we refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. Principal and interest of $83,000 is due monthly based on a 25 year amortization with the outstanding principal due at maturity. Interest is fixed at 5.80%. At July 30, 2011, the balance of the real estate mortgage loan totaled $12.6 million, net of discount, of which $227,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 were due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest was set at 6.25% for the first five years, at which point it would have reset based on the terms and conditions of the promissory note. In June 2010, we negotiated with the bank to accelerate the rate reset that was scheduled to occur in June 2011. The interest rate was reduced to 5.75% per annum. The terms were restated to reflect new quarterly payments of principal and interest of $288,000, based on a 20 year amortization with the outstanding principal due at maturity. At July 30, 2011, the balance of the real estate mortgage loan totaled $13.5 million, net of discount, of which $380,000 is due within one year.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and six months ended July 30, 2011.

Item 3:	Quantitative and Qualitative Disclosures about Market Risks

The market risk inherent in our financial statements represents the potential changes in the fair value, earnings or cash flows arising from changes in interest rates. We manage this exposure through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Our policy allows the use of derivative financial instruments for identifiable market risk exposure, including interest rate exposure.

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

The change in fair value resulted in an increase to interest expense of $0.6 million and $1.3 million for the three and six months ended July 30, 2010, respectively. The change in fair value did not result in a material increase in interest expense during fiscal 2012. The fair value of the $75 million Cap Agreement recorded on our consolidated balance sheet was $1.8 million as of January 29, 2011.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities Exchange Act. Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 30, 2011 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the

Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended July 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6.	Exhibits

Index to Exhibits

Exhibit Number	Exhibit Description	Where Filed

10.56	Form of Performanced-Based Restricted Stock Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan	Filed herewith.

10.57	Form of Restricted Stock Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan	Filed herewith.

10.58	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan	Filed herewith.

10.59	Form of Non-Qualified Stock Option Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to Section 1350	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to Section 1350	Filed herewith.

101.INS	XBRL Instance Document (2)	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema (2)	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase (2)	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (2)	Filed herewith.

(1)	Management Contract or Compensation Plan
(2)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

September 7, 2011	By:	/S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

10.56	Form of Performanced-Based Restricted Stock Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan

10.57	Form of Restricted Stock Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan

10.58	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan

10.59	Form of Non-Qualified Stock Option Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Section 1350

32.2	Certification of Principal Financial Officer pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase