Form 10-Q
period 2011-10-29
PERRY ELLIS INTERNATIONAL INC
filed 2011-12-07
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 29, 2011

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

The number of shares outstanding of the registrant’s common stock is 15,358,030 (as of December 5, 2011)

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of October 29, 2011 and January 29, 2011	1

Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended October 29, 2011 and October 30, 2010	2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 29, 2011 and October 30, 2010	3

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	33

Item 4:

Controls and Procedures	34

PART II: OTHER INFORMATION	35

Item 6:

Exhibits	35

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	October 29, 2011	January 29, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$21,408	$18,524
Restricted cash	—	9,369
Accounts receivable, net	149,787	129,534
Inventories	200,299	178,217
Deferred income taxes	13,866	9,926
Prepaid income taxes	4,450	3,867
Other current assets	16,930	13,623

Total current assets	406,740	363,060

Property and equipment, net	56,157	55,077
Intangible assets	259,670	262,647
Other assets	8,627	4,946

TOTAL	$731,194	$685,730

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$74,302	$73,890
Accrued expenses and other liabilities	15,454	23,399
Accrued interest payable	1,264	3,744
Current portion - real estate mortgages	679	592
Unearned revenues	4,332	4,438
Other current liabilities	6,004	6,659

Total current liabilities	102,035	112,722

Senior subordinated notes payable, net	150,000	105,221
Senior credit facility	24,086	97,342
Real estate mortgages	25,251	25,793
Deferred pension obligation	11,488	13,120
Unearned revenues and other long-term liabilities	15,527	17,587
Deferred income taxes	17,702	11,005

Total long-term liabilities	244,054	270,068

Total liabilities	346,089	382,790

Commitment and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 16,302,005 shares issued and outstanding as of October 29, 2011 and 16,609,966 shares issued and outstanding as of January 29, 2011	163	166
Additional paid-in-capital	160,540	119,560
Retained earnings	227,684	203,950
Accumulated other comprehensive loss	(3,282)	(3,321)

Total	385,105	320,355
Treasury stock at cost; no shares as of October 29, 2011 and 2,462,196 shares as of January 29, 2011	—	(17,415)

Total equity	385,105	302,940

TOTAL	$731,194	$685,730

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Revenues:
Net sales	$242,116	$194,856	$733,487	$564,720
Royalty income	6,304	6,421	17,657	18,660

Total revenues	248,420	201,277	751,144	583,380
Cost of sales	165,970	129,690	499,456	374,896

Gross profit	82,450	71,587	251,688	208,484

Operating expenses
Selling, general and administrative expenses	66,356	54,713	193,101	163,588
Depreciation and amortization	3,369	2,973	9,982	9,110

Total operating expenses	69,725	57,686	203,083	172,698

Operating income	12,725	13,901	48,605	35,786
Cost on early extinguishment of debt	—	—	1,306	730
Interest expense	3,868	3,181	12,303	10,289

Net income before income taxes	8,857	10,720	34,996	24,767
Income tax provision	2,348	3,407	11,262	7,966

Net income	6,509	7,313	23,734	16,801

Less: net income attributable to noncontrolling interest	—	138	—	400

Net income attributable to Perry Ellis International, Inc.	$6,509	$7,175	$23,734	$16,401

Net income attributable to Perry Ellis International, Inc. per share:
Basic	$0.42	$0.54	$1.58	$1.25

Diluted	$0.40	$0.51	$1.47	$1.16

Weighted average number of shares outstanding
Basic	15,317	13,190	15,009	13,076
Diluted	16,391	14,193	16,131	14,084

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended
	October 29, 2011	October 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,734	$16,801
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,837	8,979
Provision for bad debts	186	497
Tax benefit from exercise of stock options	(456)	(2,209)
Amortization of debt issue costs	377	327
Amortization of premiums and discounts	(32)	82
Deferred income taxes	2,757	808
Share based compensation	4,556	3,264
Cost on early extinguishment of debt	1,306	730
Change in fair value and settlement of derivatives	(1,832)	2,206
Changes in operating assets and liabilities:
Accounts receivable, net	(20,441)	21,926
Inventories	(22,064)	(16,134)
Other current assets and prepaid income taxes	(3,437)	6,865
Other assets	(324)	(444)
Deferred pension obligation	(1,633)	(2,750)
Accounts payable and accrued expenses	(8,206)	(10,187)
Accrued interest payable	(2,480)	(3,064)
Unearned revenues and other liabilities	(860)	(3,849)

Net cash (used in) provided by operating activities	(19,012)	23,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,548)	(4,590)
Proceeds on sale of intangible assets	2,875	—
Payment on purchase of intangible assets	(535)	—
Payment on purchase of operating leases	(904)	—
Redemption of restricted funds as collateral	9,369	—

Net cash provided by (used in) investing activities	1,257	(4,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	303,013	403,365
Payments on senior credit facility	(376,269)	(403,365)
Payments on senior subordinated notes	(105,792)	(25,454)
Proceeds from real estate mortgage	—	13,000
Payments on real estate mortgages	(381)	(11,073)
Proceeds from issuance of senior subordinated notes	150,000	—
Debt issuance costs	(3,504)	—
Deferred financing fees	(103)	(158)
Payment of noncontrolling interest	—	(4,557)
Payments on capital leases	(281)	(215)
Proceeds from issuance of common stock	56,000	—
Stock issuance costs	(3,074)	—
Tax benefit from exercise of stock options	456	2,209
Proceeds from exercise of stock options	454	2,428

Net cash provided by (used) in financing activities	20,519	(23,820)

Effect of exchange rate changes on cash and cash equivalents	120	(16)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,884	(4,578)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,524	18,269

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,408	$13,691

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended
	October 29, 2011	October 30, 2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$15,082	$14,368

Income taxes	$6,503	$662

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$562	$178

Capital lease financing	$66	$28

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU No. 2011-08 is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

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

The Company incurred approximately $2.2 million in acquisition expenses during the fourth quarter of fiscal 2011. These expenses were included in selling, general and administrative expenses in the fourth quarter consolidated statement of income.

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

The Company is in the process of completing the allocation of the purchase price to the various components of the net assets acquired and expects to finalize this allocation once the post-closing true-up of net working capital is completed during fiscal 2012. Once finalized, the Company expects intangible assets to be allocated among customer lists, tradename, and goodwill.

4.	PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma financial information presented below, gives effect to the Rafaella acquisition, as if it occurred as of the beginning of fiscal 2011. This pro forma information is based upon the historical financial statements and should be read in conjunction with the condensed consolidated financial statements and notes thereto. This pro forma information does not purport to represent what the actual results of our operations would have been had the Rafaella acquisition occurred as of the beginning of fiscal 2011, nor do they purport to predict the results of operations of future periods. For fiscal 2012, the post-acquisition results of the Rafaella acquisition are reflected in the Company’s results of operations for the three and nine months ended October 29, 2011. Pro forma fiscal 2011 results and per share data for Rafaella were derived from Rafaella’s previously reported results for the three and nine months ended September 30, 2010 and are included in the pro forma fiscal 2011 results below:

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)

Total revenues	$248,420	$238,585	$751,144	$680,034
Net income attributable to Perry Ellis International, Inc.	$6,509	$10,365	$23,734	$23,100
Net income attributable to Perry Ellis International, Inc. per share:
Basic	$0.42	$0.68	$1.58	$1.56
Diluted	$0.40	$0.64	$1.47	$1.46

Weighted average number of shares outstanding (1)
Basic	15,317	15,190	15,009	14,805
Diluted	16,391	16,193	16,131	15,813

(1)	Weighted average number of shares outstanding for the three and nine months ended October 30, 2010, were adjusted to include the weighted average of 2.0 million shares of common stock issued on March 8, 2011.

For the three and nine months ended October 29, 2011, Rafaella had total revenues of $38.4 million and $100.2 million, respectively, and net income attributable to Perry Ellis International, Inc. of $3.6 million and $7.9 million, respectively, which are included above.

For the three months ended October 30, 2010, pro forma earnings were adjusted to exclude $0.8 million of nonrecurring expense related to Rafaella’s legal and financing transactions, $2.6 million in interest costs associated with debt not assumed, and $1.0 million in depreciation related to assets not acquired. For the three months ended October 30, 2010, pro forma earnings were adjusted to include amortization of $0.2 million on assets acquired and income taxes in the amount of $1.3 million.

For the nine months ended October 30, 2010, pro forma earnings were adjusted to exclude $2.8 million of nonrecurring expenses related to Rafaella’s legal and financing transactions, $7.6 million in interest costs associated with debt not assumed, and $3.2 million in depreciation related to assets not acquired. For the nine months ended October 30, 2010, supplemental pro forma earnings were adjusted to include $2.2 million in acquisition costs incurred by the Company, amortization of $0.7 million on assets acquired, $0.3 million in interest costs associated with the financing of the acquisition and income taxes in the amount of $3.5 million.

5.	INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, freight, insurance and commissions to buying agents.

Inventories consisted of the following as of:

	October 29, 2011	January 29, 2011
	(in thousands)

Finished goods	$197,266	$176,020
Raw materials and in process	3,033	2,197

Total	$200,299	$178,217

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	October 29, 2011	January 29, 2011
	(in thousands)

Furniture, fixture and equipment	$89,158	$84,146
Buildings	19,524	19,348
Vehicles	904	850
Leasehold improvements	29,362	24,569
Land	9,208	9,189

Total	148,156	138,102
Less: accumulated depreciation and amortization	(91,999)	(83,025)

Total, net	$56,157	$55,077

The above table of property and equipment includes assets held under capital leases as of:

	October 29, 2011	January 29, 2011
	(in thousands)
Furniture, fixture and equipment	$1,093	$1,027
Less: accumulated depreciation and amortization	(828)	(555)

Total, net	$265	$472

For the three months ended October 29, 2011 and October 30, 2010, depreciation and amortization expense relating to property and equipment amounted to $3.1 million and $2.9 million, respectively. For the nine months ended October 29, 2011 and October 30, 2010, depreciation and amortization expense relating to property and equipment amounted to $9.1 million and $9.0 million, respectively. These amounts include amortization expense for leased property under capital leases.

7.	LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	October 29, 2011	January 29, 2011
	(in thousands)

Total letter of credit facilities	$55,966	$50,953
Outstanding letters of credit	(4,643)	(5,858)

Total letters of credit available	$51,323	$45,095

Additionally, on January 29, 2011, the Company assumed certain letters of credit in the amount of $9.4 million, in connection with the acquisition of certain net assets from Rafaella. These letters of credit were fully collateralized by restricted cash and expired during fiscal 2012. As of October 29, 2011, there was no balance related to these letters of credit and as of January 29, 2011, there was a balance of $9.4 million.

During the third quarter of fiscal 2012, the Company increased one of its two U.S. dollar letters of credit from $10.0 to $15.0 million, under existing terms.

8.	ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $4.6 million and $3.1 million for the three months ended October 29, 2011 and October 30, 2010, respectively, and $11.7 million and $9.4 million for the nine months ended October 29, 2011 and October 30, 2010, respectively, and are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

9.	NET INCOME PER SHARE ATTRIBUTABLE TO PERRY ELLIS INTERNATIONAL, INC.

Basic net income per share attributable to Perry Ellis International, Inc. is computed by dividing net income attributable to Perry Ellis International, Inc. by the weighted average shares of outstanding common stock. The calculation of diluted net income per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net income per share attributable to Perry Ellis International, Inc. includes the effects of stock options, stock appreciation rights (“SARs”), warrants and unvested restricted shares as determined using the treasury stock method.

In connection with the acquisition of Rafaella, the Company issued a non-participating warrant as part of the purchase price which became exercisable on the business day immediately following the first business day after the closing. The warrant is exercisable for a total of 106,565 shares of the Company’s common stock at an exercise price of $.01 per share, which has been included in the calculation of diluted net income per share for the three and nine months ended October 29, 2011.

The following table sets forth the computation of basic and diluted income per share attributable to Perry Ellis International, Inc.:

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands, except per share data)
Numerator:
Net income attributable to Perry Ellis International, Inc.	$6,509	$7,175	$23,734	$16,401

Denominator:
Basic - weighted average shares	15,317	13,190	15,009	13,076
Dilutive effect: equity awards	967	1,003	1,015	1,008
Dilutive effect: warrant	107	—	107	—

Diluted - weighted average shares	16,391	14,193	16,131	14,084

Basic income per share	$0.42	$0.54	$1.58	$1.25

Diluted income per share	$0.40	$0.51	$1.47	$1.16

Antidilutive effect: (1)	573	103	549	332

(1)	Represents stock options and SARs to purchase shares of common stock and unvested restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

10.	NONCONTROLLING INTEREST

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

The following table reflects the changes in stockholders’ equity attributable to both Perry Ellis International, Inc., and the noncontrolling interests of the subsidiary in which Perry Ellis International, Inc. had a majority, but not total, ownership interest:

	Attributable to Perry Ellis International, Inc.	Attributable to Noncontrolling Interest	Total
	(in thousands)
Equity at January 30, 2011	$302,940	$—	$302,940

Comprehensive income	23,773	—	23,773
Share transactions under employee and direct stock purchase plans	5,466	—	5,466
Issuance of common stock	52,926	—	52,926

Equity at October 29, 2011	$385,105	$—	$385,105

Equity at January 31, 2010	$266,456	$3,660	$270,116

Comprehensive income	16,282	897	17,179
Payment of noncontrolling interest	—	(4,557)	(4,557)
Share transactions under employee and direct stock purchase plans	7,901	—	7,901

Equity at October 30, 2010	$290,639	$—	$290,639

Accumulated other comprehensive loss attributable to Perry Ellis International, Inc. at October 29, 2011 and January 29, 2011 was comprised of the following:

	October 29, 2011	January 29, 2011
	(in thousands)
Foreign currency translation	$(752)	$(791)
Unrealized loss on pension liability, net of tax	(2,530)	(2,530)

	$(3,282)	$(3,321)

The following table reflects comprehensive income for the three and nine months ended October 29, 2011 and October 30, 2010, attributable to both Perry Ellis International, Inc., and the noncontrolling interests of the subsidiary in which Perry Ellis International, Inc. had a majority, but not total, ownership interest.

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)
Net income	$6,509	$7,313	$23,734	$16,801

Other comprehensive income:
Foreign currency translation adjustments, net	(784)	407	39	378

Total other comprehensive income	(784)	407	39	378

Comprehensive income	5,725	7,720	23,773	17,179
Less: comprehensive income attributable to the noncontrolling interest	—	635	—	897

Comprehensive income attributable to Perry Ellis International, Inc.	$5,725	$7,085	$23,773	$16,282

On March 2, 2011, the Company entered into underwriting agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as representatives of the underwriters that are parties thereto (the “Underwriting Agreements”) in connection with common stock and senior subordinated note offerings.

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

During September 2011, the Company’s Board of Directors authorized the retirement of 2,462,196 shares of treasury stock which were recorded at a cost of approximately $17.4 million on the condensed consolidated balance sheets. Accordingly, the Company reduced common stock and additional paid-in-capital by $25,000 and $17.4 million, respectively. At October 29, 2011, there was no treasury stock balance and at January 29, 2011, there were 2,462,196 shares at a cost of approximately $17.4 million.

12.	SENIOR SUBORDINATED NOTES PAYABLE

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

13.	SENIOR CREDIT FACILITY

Effective March 31, 2010, the Company entered into an amendment to its senior credit facility. This amendment modified the senior credit facility to permit the sale of certain accounts receivable.

The following is a description of the terms of the Company’s senior credit facility with Wachovia Bank, National Association, et al, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the maximum line is up to $150 million with the opportunity to increase this amount in $25 million increments up to $200 million; (ii) the inventory borrowing limit is $90 million or up to 60% of the maximum line; (iii) the sublimit for letters of credit is up to $40 million; (iv) the amount of letter of credit facilities allowed outside of the facility is $110 million and (v) the outstanding balance is due at the maturity date of February 1, 2012. On December 2, 2011, the Company amended and restated the senior credit facility. Refer to Note 22, “Subsequent Events,” for further information. At October 29, 2011 and January 29, 2011, the Company had $24.1 million and $97.3 million of outstanding borrowings under the senior credit facility.

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

14.	REAL ESTATE MORTGAGES

The Company’s main administrative office, warehouse and distribution facility is a 240,000 square foot facility in Miami, Florida. The facility was partially financed with an $11.6 million real estate mortgage loan, which was paid off during July 2010.

In July 2010, the Company refinanced its main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. Principal and interest of $83,000 were due monthly based on a 25 year amortization with the outstanding principal due at maturity. Interest was fixed at 5.80%. The real estate mortgage loan contains certain covenants. The Company is not aware of any non-compliance with any of its covenants. If the Company violates any covenants, the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which the Company may not be able to satisfy. In October 2011, the Company refinanced the mortgage loan. The interest rate was reduced to 5.00% per annum and the terms were restated to reflect new monthly payments of principal and interest of $77,000 based on a 25 year amortization with the outstanding principal due at maturity. At October 29, 2011, the balance of the real estate mortgage loan totaled $12.5 million, net of discount, of which $282,000 is due within one year.

In June 2006, the Company entered into a mortgage loan for $15 million secured by its Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 were due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest was set at 6.25% for the first five years, at which point it would have reset based on the terms and conditions of the promissory note. In June 2010, the Company negotiated with the bank to accelerate the rate reset that was scheduled to occur in June 2011, and the interest rate was reduced to 5.75% per annum, among other changes to the loan. In October 2011, the Company refinanced this loan again. The interest rate was reduced to 4.95% per annum and the terms were restated to reflect new quarterly payments of principal and interest of $268,000, based on a 20 year amortization with the outstanding principal due at maturity. At October 29, 2011, the balance of the real estate mortgage loan totaled $13.5 million, net of discount, of which $397,000 is due within one year.

Under the terms of the mortgage loans, a covenant violation could constitute a cross-default under the Company’s senior credit facility, the letter of credit facilities and the indenture relating to its senior subordinated notes resulting in all of its debt obligations becoming immediately due and payable, which the Company may not be able to satisfy.

15.	DERIVATIVES

In August 2009, the Company entered into an interest rate swap agreement (the “Swap Agreement”) for an aggregate notional amount of $75 million in order to reduce the debt servicing costs associated with its $150 million 8 7/8% senior subordinated notes. The Swap Agreement was scheduled to terminate on September 15, 2013. Under the Swap Agreement, the Company was entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8 7/8% and was obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the one-month LIBOR rate plus 632 basis points for the period through September 15, 2013. The Swap Agreement had an optional call provision that allowed the counterparty to settle the Swap Agreement at any time with 30 days notice and subject to declining termination premium payments from the counterparty in the event the call was exercised. The Swap Agreement was a fair value hedge as it had been designated against the 8 7/ 8% senior subordinated notes carrying a fixed rate of interest and converted the fixed interest payments to variable interest payments.

During August 2010, the Company was notified by the counterparty, that it would exercise the optional call provision and terminate the Swap Agreement in September 2010. As per the terms of the call provision, the Company received $1.1 million, the fair value of the Swap Agreement as of the termination date. The fair value of the hedge item at the termination date was amortized over the remaining term of the 8 7/8% senior subordinated notes payable, which the Company redeemed in March 2011. As part of the redemption, the unaccreted balance of the fair value hedge in the amount of $1.1 million was charged to earnings.

The location and amount of (losses) gains on derivative instruments and related hedged items reported in the condensed consolidated statements of operations are as follows:

		Three Months Ended		Nine Months Ended
Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
			(in thousands)

Derivative : Swap Agreement	Interest expense	$—	$(134)	$—	$1,572
Hedged item: Fixed rate debt	Interest expense	—	195	—	(286)

Total (1)		$—	$61	$—	$1,286

(1)	Includes ($764,000) and ($392,000) for the three and nine months ended October 30, 2010, related to the ineffectiveness of the hedging relationship.

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

The location and amount of (losses) on derivative instruments not designated as hedging instruments reported in the condensed consolidated statements of income are as follows:

		Three Months Ended		Nine Months Ended
Derivatives Not Designed As Hedging Instruments	Location of (Loss) Recognized in Income	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
			(in thousands)

Derivative : $75 Million Cap Agreement	Interest expense	$—	$(196)	$(103)	$(1,451)

Total		$—	$(196)	$(103)	$(1,451)

Refer to Note 20, “Fair Value Measurements,” for disclosures of the fair value and line item caption of derivative instruments recorded on the condensed consolidated balance sheets.

16.	INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2009 through 2011 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2004 through 2011, depending on each state’s particular statute of limitation. As of October 29, 2011, various state, local, and foreign income tax returns are under examination by taxing authorities.

The Company has a $1.2 million liability recorded for unrecognized tax benefits as of January 29, 2011, which includes interest and penalties of $0.3 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three and nine months ended October 29, 2011, the total amount of unrecognized tax benefits decreased by approximately ($58,000) and increased by approximately $220,000, respectively. The change in the total amount of the unrecognized tax benefit for the three and nine months ended October 29, 2011 included an increase in interest and penalties of approximately $6,000 and $86,000, respectively.

It is reasonably possible that within the next twelve months the Company may settle its voluntary disclosure process with the State of New Jersey. The Company does not currently anticipate that such resolution will significantly increase or decrease tax expense within the next twelve months. Furthermore, the statute of limitations related to the Company’s 2008 U.S. federal tax year expired in the current quarter. The lapse in the federal statute of limitations decreased tax expense by approximately $90,000. The statute of limitations related to the Company’s 2009 U.S. federal tax year and 2008 State of Florida tax year will expire within the next twelve months. The expiration of the statute of limitations related to the Company’s 2008 State of Florida tax year could result in a tax benefit of up to approximately $0.2 million.

17.	STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED SHARES

During the nine months ended October 29, 2011, the Company granted SARs, to purchase shares of common stock to certain key employees. The Company awarded an aggregate of 229,637 SARs with exercise prices ranging from $18.58 to $30.81, which generally vest over a three year period and have a seven year term. The total fair value of the SARs, based on the Black-Scholes Option Pricing Model, amounted to approximately $3.6 million, which will be recorded as compensation expense on a straight-line basis over the vesting period of each SAR.

During the nine months ended October 29, 2011, the Company granted performance based restricted stock to certain key employees pursuant to the Company’s 2005 Long Term Incentive Compensation Plan, and subject to certain conditions in the grant agreements. Such stock generally vests 100% in April 2014, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. A total of 131,686 shares of restricted stock were issued at an estimated value of $4.0 million, which will be recorded as compensation expense on a straight-line basis over the vesting period.

Also, during the nine months ended October 29, 2011, the Company granted an aggregate of 38,750 shares of restricted stock to certain key employees, which vest over a three year period, at an estimated value of $1.0 million. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

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

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)
Revenues:
Product	$242,116	$194,856	$733,487	$564,720
Licensing	6,304	6,421	17,657	18,660

Total Revenues	$248,420	$201,277	$751,144	$583,380

Operating Income:
Product	$7,467	$8,061	$34,462	$20,078
Licensing	5,258	5,840	14,143	15,708

Total Operating Income	$12,725	$13,901	$48,605	$35,786

Net Income Before Income Taxes
Product	$5,573	$6,548	$27,208	$14,852
Licensing	3,284	4,172	7,788	9,915

Total Net Income Before Income Taxes	$8,857	$10,720	$34,996	$24,767

19.	BENEFIT PLANS

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the three and nine months ended October 29, 2011 and October 30, 2010, respectively:

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)
Service cost	$63	$63	$189	$189
Interest cost	509	533	1,527	1,599
Expected return on plan assets	(544)	(452)	(1,632)	(1,356)
Amortization of net gain	4	12	12	36

Net periodic benefit cost	$32	$156	$96	$468

20.	FAIR VALUE MEASUREMENTS

Accounts receivable, accounts payable, accrued interest payable and accrued expenses. The carrying amounts reported in the balance sheets approximate fair value due to the short-term nature of these instruments.

Real estate mortgages. The carrying amounts of the real estate mortgages were approximately $25.9 million and $26.4 million at October 29, 2011 and January 29, 2011, respectively. The carrying values of the real estate mortgages at October 29, 2011 and January 29, 2011 approximate fair value since they were recently entered into and thus the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior secured notes. The carrying amounts of the senior secured notes were approximately $150.0 million and $105.2 million at October 29, 2011 and January 29, 2011, respectively. As of October 29, 2011, the fair value of the 7 7/8% senior subordinated notes payable was approximately $151.5 million and as of January 29, 2011, the fair value of the 8 7/ 8% senior subordinated notes payable was approximately $106.3 million, based on quoted market prices.

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

The interest rate cap agreement was terminated during March 2011; therefore no fair value measurements are reported as of October 29, 2011.

21.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of October 29, 2011 and January 29, 2011 and for the three and nine months ended October 29, 2011 and October 30, 2010. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the combined Guarantors because management has determined that such information is not material to investors.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF OCTOBER 29, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$109	$21,299	$—	$21,408
Accounts receivable, net	—	130,253	19,534	—	149,787
Intercompany receivable	208,981	—		(208,981)	—
Inventories	—	175,161	25,138	—	200,299
Other current assets	—	32,148	6,013	(2,915)	35,246

Total current assets	208,981	337,671	71,984	(211,896)	406,740

Property and equipment, net	—	51,468	4,689	—	56,157
Intangible assets	—	218,944	40,726	—	259,670
Investment in subsidiaries	326,121	—	—	(326,121)	—
Other assets	6,406	2,141	80	—	8,627

TOTAL	$541,508	$610,224	$117,479	$(538,017)	$731,194

LIABILITIES AND EQUITY

Current Liabilities:

Accounts payable, accrued expenses and other current liabilities	$6,403	$85,686	$15,364	$(5,418)	$102,035
Intercompany payable - Parent	—	163,076	47,254	(210,330)	—

Total current liabilities	6,403	248,762	62,618	(215,748)	102,035

Notes payable and senior credit facility	150,000	24,086	—	—	174,086
Other long-term liabilities	—	61,357	6,108	2,503	69,968

Total long-term liabilities	150,000	85,443	6,108	2,503	244,054

Total liabilities	156,403	334,205	68,726	(213,245)	346,089

Equity	385,105	276,019	48,753	(324,772)	385,105

TOTAL	$541,508	$610,224	$117,479	$(538,017)	$731,194

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED OCTOBER 29, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenue	$—	$218,905	$29,515	$—	$248,420
Gross profit	—	68,774	13,676	—	82,450
Operating income	—	10,922	1,803	—	12,725
Interest and income taxes	—	6,165	51	—	6,216
Equity in earnings of subsidiaries, net	6,509	—	—	(6,509)	—
Net income attributable to Perry Ellis International, Inc.	6,509	4,757	1,752	(6,509)	6,509

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED OCTOBER 30, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenue	$—	$175,414	$25,863	$—	$201,277
Gross profit	—	59,912	11,675	—	71,587
Operating income	—	11,263	2,638	—	13,901
Interest, noncontrolling interest and income taxes	22	7,237	(533)	—	6,726
Equity in earnings of subsidiaries, net	7,197	—	—	(7,197)	—
Net income attributable to Perry Ellis International, Inc.	7,175	4,026	3,171	(7,197)	7,175

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 29, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenue	$—	$665,204	$85,940	$—	$751,144
Gross profit	—	210,826	40,862	—	251,688
Operating income	—	40,476	8,129	—	48,605
Costs on early extinguishment of debt	—	1,306	—	—	1,306
Interest and income taxes	—	23,513	52	—	23,565
Equity in earnings of subsidiaries, net	23,734	—	—	(23,734)	—
Net income attributable to Perry Ellis International, Inc.	23,734	15,657	8,077	(23,734)	23,734

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 30, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenue	$—	$513,527	$69,853	$—	$583,380
Gross profit	—	175,844	32,640	—	208,484
Operating income	—	31,553	4,233	—	35,786
Costs on early extinguishment of debt	—	730	—	—	730
Interest, noncontrolling interest and income taxes	25	20,035	(1,405)	—	18,655
Equity in earnings of subsidiaries, net	16,426	—	—	(16,426)	—
Net income attributable to Perry Ellis International, Inc.	16,401	10,788	5,638	(16,426)	16,401

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 29, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$25,085	$(80,788)	$36,041	$650	$(19,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(7,981)	(1,567)	—	(9,548)
Proceeds on sale of intangible assets	—	—	2,875	—	2,875
Payment on purchase of intangible assets	—	(535)	—	—	(535)
Payment on purchase of operating leases	—	(904)	—	—	(904)
Redemption of restricted funds as collateral	—	9,369	—	—	9,369

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	—	(51)	1,308	—	1,257

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	303,013	—	—	303,013
Payments on senior credit facility	—	(376,269)	—	—	(376,269)
Payments on senior subordinated notes	(105,792)	—	—	—	(105,792)
Payments on real estate mortgages	—	(381)	—	—	(381)
Deferred financing fees	—	(103)	—	—	(103)
Proceeds from issuance of senior subordinated notes	150,000	—	—	—	150,000
Debt issuance costs	(3,504)	—	—	—	(3,504)
Payments on capital leases	—	(281)	—	—	(281)
Proceeds from issuance of common stock	56,000	—	—	—	56,000
Stock issuance costs	(3,074)	—	—	—	(3,074)
Tax benefit from exercise of stock options	456	—	—	—	456
Proceeds from exercise of stock options	454	—	—	—	454
Intercompany transactions	(119,745)	154,969	(35,344)	120	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(25,205)	80,948	(35,344)	120	20,519

Effect of exchange rate changes on cash and cash equivalents	120	—	120	(120)	120

Net increase in cash and cash equivalents	—	109	2,125	650	2,884
Cash and cash equivalents at beginning of period	—	—	19,174	(650)	18,524

Cash and cash equivalents at end of period	$—	$109	$21,299	$—	$21,408

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 30, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$13,747	$21,356	$(8,074)	$(3,181)	$23,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,739)	(2,212)	(639)	—	(4,590)

NET CASH USED IN INVESTING ACTIVITIES	(1,739)	(2,212)	(639)	—	(4,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior credit facility	—	403,365	—	—	403,365
Borrowings from senior credit facility	—	(403,365)	—	—	(403,365)
Payments on senior subordinated notes	(454)	(25,000)	—	—	(25,454)
Deferred financing fees	—	(158)	—	—	(158)
Proceeds from real estate mortgage	—	13,000	—	—	13,000
Payments on real estate mortgage	—	(11,073)	—	—	(11,073)
Payments on capital leases	(215)	—	—	—	(215)
Proceeds from exercise of stock options	2,428	—	—	—	2,428
Tax benefit from exercise of stock options	2,209	—	—	—	2,209
Payment of noncontrolling interest	—	—	(4,557)	—	(4,557)
Intercompany transactions	(15,960)	(1,090)	15,179	1,871	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(11,992)	(24,321)	10,622	1,871	(23,820)
Effect of exchange rate changes on cash and cash equivalents	(16)	—	(119)	119	(16)

Net increase in cash and cash equivalents	—	(5,177)	1,790	(1,191)	(4,578)
Cash and cash equivalents at beginning of period	—	8,313	12,459	(2,503)	18,269

Cash and cash equivalents at end of period	$—	$3,136	$14,249	$(3,694)	$13,691

22. SUBSEQUENT EVENTS

Pursuant to FASB ASC TOPIC 855 - “Subsequent Events,” the Company evaluated subsequent events through the date the financial statements were issued for potential recognition or disclosure in the condensed consolidated financial statements.

On December 2, 2011, the Company amended its senior credit facility (“Credit Facility”) with Wells Fargo Bank, National Association, as agent for the Lenders, and Bank of America, N.A., as syndication agent. The Credit Facility amends and restates the Company’s existing senior credit facility. The senior credit facility provides a revolving credit facility of up to an aggregate amount of $125 million, subject to increases from time to time in increments of $25 million to a maximum of $200 million. The senior credit facility has a five-year term which expires December 2, 2016.

Interest on the outstanding principal balance drawn under the Credit Facility accrues, at the Company’s option, at either (a) the greater of the Agent’s prime lending rate plus a margin of 1.25% per year through March 31, 2012, provided such margin shall be adjusted quarterly thereafter, or the Federal Funds rate in effect on such day plus one half of one percent (.50%); or (b) the rate quoted by the Agent as the Eurodollar Rate for one-, two- or three-month Eurodollar deposits, as selected by the Company, plus a margin of 2.25% per year through March 31, 2012. Thereafter, the margin adjusts quarterly, in a range of 1.75% to 2.50%, based on the Company’s quarterly average of excess availability and cash.

In November 2011, the Board of Directors extended and increased the stock repurchase program, which now authorizes the Company to repurchase up to $40 million of its common stock for cash over the next twelve months. Although the Board of Directors allocated a maximum of $40 million to carry out the program, the Company is not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis. Total purchases under this plan, since inception, have amounted to $17.4 million through the third quarter of fiscal 2012.

Subsequent to October 29, 2011, the Company purchased 940,200 shares as of December 6, 2011, at a cost of $12.9 million, bringing the total purchases under the plan to $30.3 million.

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 29, 2011 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets, the measurement of retirement related benefits and stock-based compensation. We believe that there have been no significant changes to our critical accounting policies during the three and nine months ended October 29, 2011 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 29, 2011.

Results of Operations

The following is a discussion of the results of operations for the three and nine month periods of the fiscal year ending January 28, 2012 (“fiscal 2012”) compared with the three and nine month periods of the fiscal year ended January 29, 2011 (“fiscal 2011”).

Results of Operations - three and nine months ended October 29, 2011 compared to the three and nine months ended October 30, 2010.

Net sales. Net sales for the three months ended October 29, 2011 were $242.1 million, an increase of $47.2 million, or 24.2%, from $194.9 million for the three months ended October 30, 2010. Net sales increased due to the addition of the Rafaella business, which accounted for $38.4 million of the increase. Additional increases came from golf, accessories, women’s dresses under Laundry by Shelli Segal and in our direct-to-consumer business.

Net sales for the nine months ended October 29, 2011 were $733.5 million, an increase of $168.8 million, or 29.9%, from $564.7 million for the nine months ended October 30, 2010. Net sales increased due to the addition of the Rafaella business, which accounted for $100.2 million of the increase. Additional increases came from our golf and Hispanic lifestyles products, as well as from Laundry by Shelli Segal, international, direct-to-consumer business and other design brands.

Royalty income. Royalty income for the three months ended October 29, 2011 was $6.3 million, a decrease of $0.1 million, or 1.6%, from $6.4 million for the three months ended October 30, 2010. The decrease was primarily driven by the transition of our businesses in dress shirts, small leather goods, and Munsingwear corporate from licensing to wholesale, partially offset by royalty income from new license agreements including a fragrance license for Laundry by Shelli Segal.

Royalty income for the nine months ended October 29, 2011 was $17.7 million, a decrease of $1.0 million, or 5.3%, from $18.7 million for the nine months ended October 30, 2010. The decrease is attributable to the factors described above.

Gross profit. Gross profit was $82.5 million for the three months ended October 29, 2011, an increase of $10.9 million, or 15.2%, from $71.6 million for the three months ended October 30, 2010. Gross profit was $251.7 million for the nine months ended October 29, 2011, an increase of $43.2 million, or 20.7%, as compared to $208.5 million for the nine months ended October 30, 2010.

Gross profit margin and EBITDA margin. As a percentage of total revenue, gross profit margins were 33.2% for the three months ended October 29, 2011, as compared to 35.6% for the three months ended October 30, 2010, a decrease of 240 basis points. The decrease in the gross profit margin was due to the lower margin associated with our women’s businesses including Rafaella. We also had unusually high levels of promotional activities in women’s better sportswear and product assortment challenges for both Rafaella and Perry Ellis. Additionally, the conversion of the licensed business to wholesale, as described above, caused the gross profit margin to decline due to the decrease of the higher margin licensing business as a percentage of total revenue mix. Those decreases were partially offset by higher gross margins in businesses such as direct-to-consumer and international which carry higher gross margins. For the nine months ended October 29, 2011, gross profit margins were 33.5% as a percentage of total revenue as compared to 35.7% for the nine months ended October 30, 2010, a decrease of 220 basis points. The decrease is related to the factors described above.

Wholesale gross profit margins (which exclude the impact of royalty income) were 31.5% for the three months ended October 29, 2011 as compared to 33.4% for the three months ended October 30, 2010. The wholesale gross profit margin percentages decreased for the nine months ended October 29, 2011, to 31.9% as compared to 33.6% for the nine months ended October 30, 2010. The decreases for the three and nine months ended October 29, 2011 were attributable to the factors described above.

EBITDA margin during the three months ended October 29, 2011, decreased by 190 basis points to 6.5%, from 8.4%, as compared to the same period last year. EBITDA margin declined due to the factors described above concerning gross profit margin. For the nine months ended October 29, 2011, we improved EBITDA margin by 10 basis points, which increased to 7.8%, as compared to 7.7% for the same period last year. We improved our EBITDA margin because of our ability to leverage selling, general and administrative expenses. For the three and nine months ended October 29, 2011, the new Rafaella business contributed approximately $4.5 million and $13.9 million, respectively, to EBITDA.

The following is a reconciliation of EBITDA margin as compared to gross profit margin:

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Net income attributable to Perry Ellis International, Inc.	$6,509	$7,175	$23,734	$16,401
Plus:
Depreciation and amortization	3,369	2,973	9,982	9,110
Interest expense	3,868	3,181	12,303	10,289
Net income attributable to noncontrolling interest	—	138	—	400
Cost on early extinguishment of debt	—	—	1,306	730
Income tax provision	2,348	3,407	11,262	7,966

EBITDA	$16,094	$16,874	$58,587	$44,896

Gross profit	$82,450	$71,587	$251,688	$208,484
Less:
Selling, general and administrative expenses	(66,356)	(54,713)	(193,101)	(163,588)

EBITDA	16,094	16,874	58,587	44,896

Total revenues	$248,420	$201,277	$751,144	$583,380

Gross profit margin as a percentage of revenues	33.2%	35.6%	33.5%	35.7%

EBITDA margin percentage of revenues	6.5%	8.4%	7.8%	7.7%

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

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended October 29, 2011 were $66.4 million, an increase of $11.7 million, or 21.4%, from $54.7 million for the three months ended October 30, 2010. The increase was attributable to the new Rafaella business, which accounted for approximately $4.4 million of the increase. Other increases were attributable to marketing and product support, as well as business investments both domestic and internationally.

As a percentage of total revenues, selling, general and administrative expenses were 26.7% for the three months ended October 29, 2011, as compared to 27.2% for the three months ended October 30, 2010. This decrease was primarily due to the leverage we achieved through our increased sales both organically and through the Rafaella acquisition.

Selling, general and administrative expenses for the nine months ended October 29, 2011, was $193.1 million, an increase of $29.5 million, or 18.0%, from $163.6 million for the nine months ended October 30, 2010. The increase was attributable to the new Rafaella business, which accounted for approximately $12.9 million of the increase. Other increases were attributable to distribution costs, due to our increase in sales and increases in advertising and marketing expenditures.

As a percentage of total revenues, selling, general and administrative expenses were 25.7% for the nine months ended October 29, 2011, as compared to 28.0% for the nine months ended October 30, 2010. This decrease was primarily due to the factors explained above.

Depreciation and amortization. Depreciation and amortization for the three months ended October 29, 2011, was $3.4 million, an increase of $0.4 million, or 13.3%, from $3.0 million for the three months ended October 30, 2010. Depreciation and amortization for the nine months ended October 29, 2011 was $10.0 million, an increase of $0.9 million, or 9.9%, from $9.1 million for the nine months ended October 30, 2010. The increase is attributed to our capital expenditures, primarily in the direct-to-consumer area.

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

Interest expense. Interest expense for the three months ended October 29, 2011 was $3.9 million, an increase of $0.7 million, or 21.9%, from $3.2 million for the three months ended October 30, 2010. The overall increase in interest expense is primarily attributable to the higher balance of our 7 7/8% senior subordinated notes and the higher average balance on our senior credit facility, primarily due to the financing of the acquisition of Rafaella. Interest expense for the nine months ended October 29, 2011, was $12.3 million, an increase of $2.0 million, or 19.4%, from $10.3 million for the nine months ended October 30, 2010. In addition to the factors described above, the 8 7/8% senior subordinated notes and the 7 7/8% senior subordinated notes were outstanding simultaneously for about one month during the nine months ended October 29, 2011, causing us to have approximately $0.7 million in redundant interest expense.

Income taxes. The income tax provision for the three months ended October 29, 2011, was $2.3 million, a decrease of $1.1 million as compared to $3.4 million for the three months ended October 30, 2010. For the three months ended October 29, 2011, our effective tax rate was 26.5% as compared to 31.8% for the three months ended October 30, 2010. The primary reason for the decrease in the effective rate was due to the change in ratio of income between domestic and foreign operations, of which the foreign operations are taxed at lower statutory tax rates.

Our income tax provision for the nine months ended October 29, 2011, was $11.3 million, a $3.3 million increase as compared to $8.0 million for the nine months ended October 30, 2010. For the nine months ended October 29, 2011, our effective tax rate was 32.2% which remained flat as compared to the nine months ended October 30, 2010.

Net income attributable to Perry Ellis International, Inc. The net income for the three months ended October 29, 2011 was $6.5 million, a decrease of $0.7 million, or 9.7%, as compared to $7.2 million for the three months ended October 30, 2010. Net income attributable to Perry Ellis International, Inc. for the nine months ended October 29, 2011 was $23.7 million, an increase of $7.3 million, or 44.5%, as compared to net income of $16.4 million for the nine months ended October 30, 2010. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions and capital expenditures; and to a lesser extent, on letter of credit facilities for the acquisition of a small portion of our inventory purchases. We believe that as a result of our recent acquisition of Rafaella and our planned growth, our working capital requirements will increase for fiscal 2012. As of October 29, 2011, our total working capital was $304.7 million as compared to $250.3 million as of January 29, 2011 and $200.4 million as of October 30, 2010. During the third quarter of fiscal 2011, a $3.6 million letter of credit facility was cancelled in connection with the termination of our Canadian joint venture. We have shifted most of our inventory financing strategy from relying on letter of credit facilities to direct trade terms with our vendors, and as such, we did not need the excess capacity provided by these letter of credit facilities. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets, which had a net book value of $24.1 million at October 29, 2011, have a higher market value. These real estate assets may provide us with additional capital resources. Additional borrowings against these real estate assets, however would be subject to certain loan to value criteria established by lending institutions. As of October 29, 2011, we had mortgage loans on these properties totaling $25.9 million.

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

Net cash used in operating activities was $19.0 million for the nine months ended October 29, 2011, as compared to cash provided by operating activities of $23.8 million for the nine months ended October 31, 2010.

The cash used in operating activities for the nine months ended October 29, 2011 is primarily attributable to an increase in inventory of $22.1 million, an increase in account receivable of $20.4 million and an increase in in other current assets and prepaid income taxes of $3.4 million, a decrease in accounts payable and accrued expenses of $8.2 million; offset by net income of $21.4 million. As a result of this increase in inventory and the inventory acquired through the Rafaella acquisition in January 2011, our inventory turnover ratio decreased to 3.3 as of October 29, 2011, as compared to 4.4 as of October 30, 2010.

The cash provided by operating activities for the nine months ended October 30, 2010 is primarily attributable to a decrease in accounts receivable of $21.9 million and a decrease in other current assets and prepaid income taxes of $6.9 million; offset by an increase of $16.1 million in inventory, the reduction of account payable, accrued expenses and other liabilities in the amount of $10.4 million and the decrease of unearned revenues and other liabilities of $3.8 million.

Net cash provided by investing activities was $1.3 million for the nine months ended October 29, 2011, as compared to cash used in investing activities of $4.6 million for the nine months ended October 30, 2010. The net cash provided by the first nine months of fiscal 2012 primarily reflects the redemption of restricted cash collateralizing letters of credit in the amount of $9.4 million acquired in the Rafaella acquisition and the proceeds from the sale of certain foreign intangibles in the amount of $2.9 million; partially offset by the purchase of property and equipment in the amount of $9.5 million. The net cash used during the first nine months of fiscal 2011 primarily reflects the purchase of property and equipment in the amount of $4.6 million. We anticipate capital expenditures during fiscal 2012 of $11.0 million to $13.0 million in technology, systems, retail stores, and other expenditures.

Net cash provided by financing activities for the nine months ended October 29, 2011, was $20.5 million, as compared to net cash used in financing activities of $23.8 million for the nine months ended October 30, 2010. The net cash provided during the first nine months of fiscal 2012 primarily reflects net proceeds from the issuance of our new 7 7/8% senior subordinated notes in the amount of $146.5 million and the net proceeds from our stock offering in the amount of $52.9 million; partially offset by net payments on our senior credit facility of $73.3 million and the retirement of our 8 7/8% senior subordinated notes in the amount of $105.8 million, including redemption premiums and commissions of $1.5 million. The net cash used during the first nine months of fiscal 2011 primarily reflects the repurchase of senior subordinated notes in the amount of $25.5 million, including redemption premiums and commissions of $0.5 million, the payment for the noncontrolling interest in our Canadian joint venture of $4.6 million and the payment of $11.3 million on our mortgages and capital leases; partially offset by proceeds from our mortgage loan in the amount of $13.0 million.

During fiscal 2010, our Board of Directors authorized us to purchase, from time to time and as market and business conditions warrant, our 8 7/8% senior subordinated notes for cash in the open market or in privately negotiated transactions. The amount of senior subordinated notes that could be repurchased or otherwise retired, if any, would be based on parameters approved by the Board of Directors and would depend on market conditions, trading levels of our senior subordinated notes, our cash position and other considerations. During fiscal 2011, we repurchased $25.0 million. On March 8, 2011, the 8 7/8% senior subordinated notes in the amount of $104.3 million due September 15, 2013 were called and subsequently retired from the proceeds of our newly issued 7  7/8% Senior Subordinated Notes Due 2019.

In November 2011, the Board of Directors extended and increased the stock repurchase program, which now authorizes us to repurchase up to $40 million of our common stock for cash over the next twelve months. Although the Board of Directors allocated a maximum of $40 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares, and will reevaluate the program on an ongoing basis. Total purchases under this plan, since inception, have amounted to $17.4 million through the third quarter of fiscal 2012. In September 2011, the Board of Directors authorized the retirement of these 2,462,196 shares of treasury stock which were recorded at a cost of approximately $17.4 million.

Subsequent to October 29, 2011, we purchased 940,200 shares as of December 6, 2011, at a cost of $12.9 million, bringing the total purchases under the plan to $30.3 million.

Senior Credit Facility

Effective March 31, 2010, we entered into an amendment to our senior credit facility. This amendment modified the senior credit facility to permit the sale of all present and future accounts receivable due from Kohl’s to Bank of America, N. A.

The following is a description of the terms of our senior credit facility with Wachovia Bank, National Association, et al, as amended, and does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the senior credit facility: (i) the maximum line is up to $150 million with the opportunity to increase this amount in $25 million increments up to $200 million; (ii) the inventory borrowing limit is $90 million or 60% of the maximum line; (iii) the sublimit for letters of credit is up to $40 million; (iv) the amount of letter of credit facilities allowed outside of the facility is $110 million and (v) the outstanding balance was due at the maturity date of February 1, 2012. As of October 29, 2011 and January 29, 2011 we had $24.1 million and $97.3 million of outstanding borrowings under the senior credit facility, respectively.

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

On December 2, 2011, we amended our senior credit facility (“Credit Facility”) with Wells Fargo Bank, National Association, as agent for the Lenders, and Bank of America, N.A., as syndication agent. The Credit Facility amends and restates our existing senior credit facility. The senior credit facility provides a revolving credit facility of up to an aggregate amount of $125 million, subject to increases from time to time in increments of $25 million to a maximum of $200 million. The senior credit facility has a five-year term which expires December 2, 2016.

Interest on the outstanding principal balance drawn under the Credit Facility accrues, at our option, at either (a) the greater of the Agent’s prime lending rate plus a margin of 1.25% per year through March 31, 2012, provided such margin shall be adjusted quarterly thereafter, or the Federal Funds rate in effect on such day plus one half of one percent (.50%); or (b) the rate quoted by the Agent as the Eurodollar Rate for one-, two- or three-month Eurodollar deposits, as selected by us, plus a margin of 2.25% per year through March 31, 2012. Thereafter, the margin adjusts quarterly, in a range of 1.75% to 2.50%, based on the Company’s quarterly average of excess availability and cash.

Letter of Credit Facilities

As of October 29, 2011 we maintained two U.S. dollar letter of credit facilities totaling $55.0 million and one letter of credit facility totaling $1.0 million utilized by our United Kingdom subsidiary. Each letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets. We increased one letter credit from $10.0 million to $15.0 million during the third quarter of fiscal 2012. As of October 29, 2011, there was $51.3 million available under the existing letter of credit facilities.

Additionally, we assumed certain letters of credit in the amount of $9.4 million in connection with the acquisition of certain net assets from Rafaella Apparel Group, Inc. These letters of credit were fully collateralized by restricted cash and expired during fiscal 2012. As of October 29, 2011, there was no balance related to these letters of credit and as of January 29, 2011, there was a balance of $9.4 million.

7  7/8% $150 Million Senior Subordinated Notes Payable

In March 2011, we issued $150 million 7 7/8% senior subordinated notes due April 1, 2019. The proceeds of this offering were used to retire the $150 million senior subordinated notes due September 15, 2013 and to repay a portion of the senior credit facility. The net proceeds to us were $146.5 million yielding an effective interest rate of 8.0%.

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

8  7/8% $150 Million Senior Subordinated Notes Payable

In fiscal 2004, we issued $150 million 8 7/8% senior subordinated notes due September 15, 2013. The proceeds of this offering were used to redeem the previously issued $100 million 12 1/4 % senior subordinated notes and to pay down the outstanding balance of the senior credit facility at that time. The proceeds to us were $146.8 million yielding an effective interest rate of 9.1%.

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

Real Estate Mortgage Loans

Our main administrative office, warehouse and distribution facility is a 240,000 square foot facility in Miami, Florida. The facility was partially financed with an $11.6 million real estate mortgage loan which was paid off during July 2010.

In July 2010, we refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. Principal and interest of $83,000 were due monthly based on a 25 year amortization with the outstanding principal due at maturity. Interest was fixed at 5.80%. The real estate mortgage loan contains certain covenants. We are not aware of any non-compliance with any of our covenants. If we violate any covenants, the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. In October 2011, we refinanced the mortgage loan. The interest rate was reduced to 5.00% per annum and the terms were restated to reflect new monthly payments of principal and interest of $77,000 based on a 25 year amortization with the outstanding principal due at maturity. At October 29, 2011, the balance of the real estate mortgage loan totaled $12.5 million, net of discount, of which $282,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 were due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest was set at 6.25% for the first five years, at which point it would have reset based on the terms and conditions of the promissory note. In June 2010, we negotiated with the bank to accelerate the rate reset that was scheduled to occur in June 2011, and the interest rate was reduced to 5.75% per annum, among other changes to the loan. In October 2011, we refinanced this loan again. The interest rate was reduced to 4.95% per annum and the terms were restated to reflect new quarterly payments of principal and interest of $268,000, based on a 20 year amortization with the outstanding principal due at maturity. At October 29, 2011, the balance of the real estate mortgage loan totaled $13.5 million, net of discount, of which $397,000 is due within one year.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and nine months ended October 29, 2011.

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

Item 4: Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities Exchange Act. Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 29, 2011, in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the third quarter of fiscal 2012, the internal controls of the Rafaella operations were fully integrated into our current system of internal controls.

Other than the changes noted above there have been no other changes in our internal control over financial reporting during the quarter ended October 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

Item 6.	Exhibits

Index to Exhibits

Exhibit Number	Exhibit Description	Where Filed

10.60	Amended and Restated Loan and Security Agreement dated December 2, 2011 among the Perry Ellis International, Inc., the subsidiaries named as Borrowers or Guarantors therein, the Lenders named therein, Wells Fargo Bank, National Association, as agent for the Lenders, and Bank of America, N.A., as syndication agent.	Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated December 6, 2011, as amended and restated, and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to Section 1350	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to Section 1350	Filed herewith.

101.INS	XBRL Instance Document (1)	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema (1)	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)	Filed herewith.

(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.
December 7, 2011	By: /S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Section 1350

32.2	Certification of Principal Financial Officer pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase