Form 10-K
period 2012-01-28
PERRY ELLIS INTERNATIONAL INC
filed 2012-04-12
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $303,377,375 (as of July 30, 2011).

The number of shares outstanding of the registrant’s Common Stock is 15,719,767 (as of April 9, 2012).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

Portions of the Company’s Proxy Statement for the 2012 Annual Meeting—Part III

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. References in this report to the Rafaella acquisition refer to our acquisition of this brand in January 2011. The Ben Hogan acquisition refers to our acquisition of this brand in February 2012. In March 2009 we adopted a “retail calendar” fiscal year commencing for fiscal 2010. The retail calendar fiscal year divides a quarter into a series of 4-5-4 equal weeks. Each week begins on a Sunday and ends on the corresponding Saturday. References in this report to annual financial data for Perry Ellis refer to fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010. This Form 10-K contains references to trademarks held by us and those of third parties.

General information about Perry Ellis can be found at www.pery.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current report on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, available free of charge on our website, as soon as reasonably practicable after they are electronically filed with the SEC.

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

PART I

Item 1. Business

Overview

We are one of the leading apparel companies in the United States. We manage a portfolio of major brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution in approximately 15,000 selling doors. Our portfolio of highly recognized brands includes the Perry Ellis® family of brands, Axis®, Tricots St. Raphael®, Jantzen®, John Henry®, Cubavera®, the Havanera Co.®, Centro®, Solero®, Chispa®, Natural Issue®, Munsingwear®, Grand Slam®, Original Penguin® by Munsingwear® (“Original Penguin”), Mondo di Marco®, Redsand®, Pro Player®, Manhattan®, Axist®, Savane®, Farah®, Gotcha®, Girl Star®, MCD®, Laundry by Shelli Segal®, C&C California®, Rafaella®, and Ben Hogan®. We also (i) license the Nike® brand for swimwear and swimwear accessories, (ii) license the Jag® brand for men’s and women’s swimwear and cover-ups, (iii) license the Callaway Golf® brand and Top-Flite® for golf apparel, (iv) license the PGA TOUR® brand, including Champions Tour®, for golf apparel, and (v) license Pierre Cardin® for men’s sportswear.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers in the United States, Canada, Mexico, the United Kingdom and Europe. Our largest customers include Kohl’s Corporation (“Kohl’s”), Macy’s, Inc. (“Macy’s”), The Marmaxx Group, Dillard’s Inc. (“Dillard’s”) and Sam’s Wholesale Club (“Sam’s”). As of March 5, 2012, we operated 40 Perry Ellis and five Original Penguin retail outlet stores located primarily in upscale retail outlet malls across the United States, United Kingdom and Puerto Rico. As of March 5, 2012 we also operated two Perry Ellis, one Cubavera and 17 Original Penguin full price retail stores located in upscale demographic markets in the United States and United Kingdom. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through three worldwide, 44 domestic, and 84 international license agreements covering over 100 countries.

In fiscal 2012, our Men’s Sportswear and Swim segment, which is comprised of men’s sportswear, swimwear and swimwear accessories, accounted for 73% of our total revenues, our Women’s Sportswear segment accounted for 17% of our total revenues, our Direct-to-Consumer segment, which is comprised of retail and e-commerce, accounted for 7% of our total revenues and our licensing segment accounted for approximately 3% of our total revenues. Finally, our U.S. based business represented approximately 92% of total revenues, while our foreign operations represented 8% for fiscal 2012.

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

Our Competitive Strengths

We believe that our competitive strengths position us to capitalize on several trends that have affected the apparel industry in recent years. These trends include:

•	the consolidation of the department and chain store distribution channels into a smaller number of larger retailers,

•	the increased dependence of retailers on reliable suppliers who have design expertise, advanced systems and technology, and the ability to quickly meet changing consumer tastes,

•	the continued importance of strong brands as a source of product differentiation, and

•	planning, sourcing, and replenishment requirements from customers versus managed inventory capabilities of vendors.

We believe that we have the following competitive strengths in our industry:

Portfolio of nationally and internationally recognized brands. We currently own or license a portfolio of over 30 brands, which enjoy high recognition within their respective consumer segments. Our brands attract a loyal following of consumers and retailers who desire high quality, well-designed fashion apparel and accessories. We have developed our premier brand, Perry Ellis, into an American sportswear lifestyle brand. Our other owned brands include well-known names such as Ben Hogan, Cubavera, the Havanera Co., Original Penguin, Rafaella, Laundry by Shelli Segal, C&C California, and Jantzen. Additionally, we license various brands including Callaway Golf, Nike, Jag, and PGA TOUR. To broaden our brands’ consumer reach into additional categories and geographies, we also license several of our owned brands to third parties. We believe our strong brand recognition supports the strength of the business by helping to define consumer preferences and drive selling space at retailers.

Diversified business model. We believe that our diversified business model allows us to maximize the reach of our brand portfolio while reducing the risk associated with any single brand, product category or point of distribution. We view our business as being diversified:

By brand: We maintain a global portfolio of over 30 highly recognized brands that appeal to fashion conscious consumers across various income levels. We design, source, market and license most of our products on a brand-by-brand basis targeting distinct consumer demographic and lifestyle profiles. For example, we market the Perry Ellis and Original Penguin brands to higher-income consumers and market the Grand Slam, John Henry and the Havanera Co. brands to middle-income consumers. We also market brands that target women through our Rafaella, Laundry by Shelli Segal and C&C California brands, as well as through our family of swimwear products, which include Jantzen, Nike, Jag and Perry Ellis.

By product: We design and market apparel and accessories in a broad range of both men’s and women’s product categories, which we believe increases the stability of our business. Our menswear offerings include career and casual sportswear and bottoms, dress shirts and pants, jeans wear, golf apparel, sweaters, sports apparel, swimwear and swim accessories, active wear, outerwear and leather accessories. Our women’s-wear offerings include dresses, sportswear, swimwear, and swim accessories. We believe that our product diversity decreases our dependence on a single product line or fashion trend and contributes substantially to our growth opportunities.

By distribution channel: We market our products across multiple levels of retail distribution, allowing us to reach a broad range of consumers domestically and internationally. We distribute our products through luxury stores, department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers. Our products are distributed through approximately 15,000 doors at some of the nation’s leading retailers, including Kohl’s, Macy’s, The Marmaxx Group, Dillard’s and Sam’s. We also distribute our products through our own retail stores, which include 40 Perry Ellis and five Original Penguin retail outlet stores and two Perry Ellis, one Cubavera and 17 Original Penguin full-price retail stores. We also operate e-commerce sites for several of our brands. Finally, we have successfully expanded product and brand distribution in the United Kingdom, Canada, Mexico and Europe, and believe additional opportunities exist for further international expansion of our brand base.

The following table illustrates the current diversity of a cross section of our brands and products we produce and market and their respective distribution channels:

Distribution Channels	Sportswear	Bottoms/ Jeans Wear	Golf	Action Sportsbrands/ Swim
Luxury Stores	Original Penguin Laundry by Shelli Segal C&C California	Original Penguin	Callaway Golf

Department Stores	Perry Ellis	Perry Ellis	Callaway Golf	Perry Ellis
	Perry Ellis Portfolio Savane Cubavera Laundry by Shelli Segal Rafaella	Perry Ellis Portfolio Savane Store Brands Pierre Cardin	PGA TOUR Champions Tour	Nike Swim Jantzen Jag Laundry by Shelli Segal

Chain Stores	Natural Issue The Havanera Co. Centro Chispa Axist John Henry Mondo di Marco Pierre Cardin	Natural Issue Axist Store Brands	PGA TOUR Pro Player Grand Slam	Nike Swim Jag Redsand Gotcha

Mass Merchants	Solero	Store Brands	Top-Flite Store Brands

Corporate/Resort	Cubavera		Callaway Golf PGA TOUR Munsingwear

Specialty Stores	C&C California Laundry by Shelli Segal Original Penguin			Jantzen Nike Swim Jag

International (1)	Perry Ellis Original Penguin Manhattan Farah Laundry by Shelli Segal	Perry Ellis Original Penguin Farah		Jantzen Nike

Direct Retail	Original Penguin Perry Ellis Cubavera C&C California	Original Penguin Perry Ellis Cubavera		Original Penguin

(1)	This channel includes Company operated retail stores, e-commerce and concession locations

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

Solid licensing capabilities and relationships. We license many of the brands we own, and, as a result, have gained significant experience in identifying potential licensing opportunities. We have established relationships with many licensees and believe these relationships provide opportunities to grow our revenues and earnings while minimizing capital expenditures and execution risk. We believe that our broad portfolio of brands also appeals to licensees because our brands (i) are solidly positioned in retail outlets at all major levels of retail distribution, (ii) have increased our exposure nationally and internationally and (iii) give licensees the opportunity to sell their products through different channels distribution. For example, a manufacturer of women’s leather bags might license the Laundry by Shelli Segal brand to enter the luxury store channel. By licensing our owned brands, we offer consumers a complete product assortment by brand. We also coordinate our marketing efforts with licensees, thereby maximizing exposure for our brands and our return on investment.

Sophisticated global low-cost sourcing capabilities. We have sourced our products globally for over 45 years and employ sophisticated logistics and supply chain management systems to maintain maximum flexibility. Our network of worldwide company owned sourcing offices and some agents enables us to meet our customers’ needs in an efficient and high quality manner without relying on any one vendor, factory, or country. In fiscal 2012, based on the total units, we sourced our products from Asia (82%), the Americas (6%) and the Middle East (12%). We maintain a staff of over 300 experienced sourcing professionals in six offices in China (including two in Hong Kong), as well as in the United States, South Korea, Taiwan, Bangladesh, Indonesia and Vietnam. Our sourcing offices closely monitor our suppliers and provide strict quality assurance analyses that allow us to consistently maintain our high quality standard for our customers. We have a compliance department that works closely with our quality assurance staff to ensure that our sourcing partners comply with Company-mandated and country-specific labor and employment regulations. We believe that sourcing our products overseas allows us to manage our inventories more effectively while avoiding capital investments in production facilities. Because of our sourcing experience, capabilities and relationships, we believe that we are well positioned to take advantage of the changing textile and apparel quota environment.

Design expertise and advanced technology. We maintain a staff of designers, merchandisers and artists who are supported by a staff of design professionals, including assistant designers, technical designers, graphic artists and production assistants. Our in-house design staff designs substantially all of our products using advanced computer-aided design technology that minimizes the time-intensive and costly production of sewn prototypes prior to customer approval. In addition, this technology provides our customers with products that have been custom designed for their specific needs and meet current fashion trends. We employ advanced fabric and design technologies to ensure a proper fit and outstanding performance when we create our women’s and men’s golf and swimwear. We regularly upgrade our computer technology to enhance our design capabilities, facilitate communication with our global suppliers and customers on a real-time basis, react faster to new product developments by competitors and meet changes in customer needs.

We use an Oracle Retail system, which enhances our sales planners’ ability to manage and monitor our retail customers’ inventory at the SKU level. This system helps maximize the sales and margins of our products by increasing inventory turns for the retailer, which in turn reduces our product returns and markdowns and increases our profitability. We use both PerrySolutions in-house software and Oracle Retail during the assortment planning process to allocate the correct quantities for the initial rollout of product at retail.

Proven ability to integrate acquisitions. We have been successful in selectively acquiring, managing, developing and positioning more than 30 highly recognized brands within our business, including Munsingwear (1996), Perry Ellis (1999), John Henry (1999), Manhattan (1999), Jantzen (2002), the brands owned by Perry Ellis Menswear, LLC and Redsand (2003), Farah and Savane (2005), the action sports Gotcha, Girl Star and MCD brands (2005/2006), the women’s contemporary brands, Laundry by Shelli Segal and C&C California (2008), Rafaella (2011) and most recently Anchor Blue (2011) and Ben Hogan (2012).

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

Continue to strengthen the competitive position and recognition of our brands. We intend to continue enhancing the recognition of our brands by aggressively marketing them to both consumers and retailers. We manage each brand individually, developing a distinct brand and marketing strategy for every product category and distribution channel. We participate in cooperative advertising in print and broadcast media, as well as market directly to consumers through social media, billboards, event and celebrity sponsorships, special event advertisements, online through our e-commerce platform and viral marketing initiatives, and advertisements in selected periodicals. In addition, we continue to have a strong presence at trade shows, such as “MRket.” in Las Vegas, Market Week in New York, PGA in Orlando, Bread and Butter in Europe and golf, surf and swim shows and events throughout the world. Licensing our brands to third parties also enhances brand recognition by providing increased customer exposure domestically and internationally, as well as opportunities for future product extensions.

Continue to diversify our product line. We intend to continue to expand the range of our product lines, thereby capitalizing on the name recognition, popularity, and target customer segmentation of our major brands. For example, our Jantzen acquisition positioned us within the swim and swim accessories markets, and through the Nike swim and Jag brands into the sports distribution and swim department store channels. We have used the expertise developed through Jantzen, coupled with the power of the Perry Ellis and Original Penguin brands, to successfully expand our swim business. Our expertise in golf lifestyle has allowed us to diversify our mens sportswear business to provide product categories under nationally recognized golf brands. The recent acquisition of the Ben Hogan brand further exemplifies our ability to expand our men’s golf product business. With the acquisitions of the Rafaella, Laundry by Shelli Segal and C&C California brands, we have significantly strengthened our position in women’s apparel in the United States. Our recent Rafaella acquisition provides us with the potential for product extensions and synergies throughout the Laundry by Shelli Segal, C&C California and Perry Ellis brands. We also see opportunity for the production of swimwear lines for these brands and the licensing of accessories, footwear and fragrances categories. Finally, we will seek further expansion of our women’s-wear offerings through a continued launch of e-commerce sites.

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

Adapt to our continually changing marketplace. We will continue to make the necessary investments and implement strategies to meet the growing needs of our customers on a timely basis in the ever-changing apparel industry. We are currently focusing on expanding our business in the following areas:

•

We have successfully focused on Hispanics, the largest minority group in the United States, by developing the Cubavera, the Havanera Co., Chispa, Centro and Solero brands. These brands specifically target the Hispanic market and consumers that embrace the Hispanic lifestyle brands. We also develop and sell to retailers Hispanic-inspired sportswear under private label brands. We look to continue expansion of this product category.

•

We re-introduced the Original Penguin brand, to target both Generation X and Generation Y, who are suburban upper-middle class. The product line is primarily sold at upscale department and upper tier specialty stores, as well as in 17 of our own upscale retail locations. We believe this brand has continued growth opportunities as we expand our product categories into premium denim and women’s sportswear and dresses, as well as expanding our distribution to include an increasing number of direct retail store locations.

•

With the acquisition of the Laundry by Shelli Segal, C&C California and the Rafaella brands, we significantly strengthened our position in women’s apparel in the United States. The Rafaella acquisition provides us with the potential for product extensions and synergies throughout the Laundry by Shelli Segal, C&C California and Perry Ellis Brands. We see opportunity for the production of swimwear lines for these brands. We also see additional potential by licensing out accessories, footwear and fragrances, as evidenced by the recent license of the Laundry by Shelli Segal fragrance.

•	With the acquisition of the Gotcha, Girl Star and MCD brands, coupled with our Redsand brand, we will continue to pursue ways to increase our penetration of the action sports brand category.

•

We are a top producer of golf lifestyle products with multiple brands including Callaway Golf, PGA TOUR, Grand Slam, and Champions Tour, across multiple distribution channels and look for further expansion in this area. We added Callaway Golf and Top-Flite to our portfolio of golf, during fiscal 2010, which allows us to leverage our design and sourcing capabilities as we distribute for Callaway Golf company. In addition, in early fiscal 2013 we concluded the purchase of the Ben Hogan trademark further expanding our portfolio of golf lifestyle brands.

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

Expand our licensing opportunities. Licensing our brands to third parties enhances brand recognition by providing increased customer exposure domestically and internationally, as well as opportunities for future product extensions. We intend to continue to license our brands to existing and new licensees as profitable opportunities arise and expand our licensing activities in home, women’s-wear, sportswear, and fragrances across all geographies. We will continue to provide our licensing partners with strong brands, design expertise and innovative marketing strategies. In addition to the revenues and brand awareness that licensing provides us, we also believe that licensing our brands benefits us by providing significant high-margin operating income.

Pursue strategic acquisitions and opportunities that leverage and enhance our business platforms. We intend to continue our strategy of making selective acquisitions to expand our portfolio of brands and add new product categories. We intend to pursue acquisition opportunities in a disciplined and opportunistic manner and focus on products or categories that have high consumer awareness and are difficult to duplicate from a technical or logistical standpoint. We will also continue to internally develop new brands and logical extensions of existing brands as opportunities in the marketplace arise. Since our initial public offering in 1993, we have acquired, or obtained licenses for, many brands, including Munsingwear, Perry Ellis, John Henry, Manhattan, Jantzen, Jag, Nike, Mondo di Marco, Axis, Tricots St. Raphael, Redsand, Pro Player, PGA TOUR, Savane, Farah, Champions Tour, Gotcha, Girl Star, MCD, Laundry by Shelli Segal, C&C California, Callaway Golf, Top-Flite, Pierre Cardin, Rafaella, and most recently Ben Hogan. We believe that our history of selectively acquiring under-marketed or under-performing brands and incorporating them into our efficient infrastructure generates a superior return on investment for us.

Recent Developments

On February 16, 2012, we completed the acquisition of the world-wide intellectual property rights of the Ben Hogan family of brands from Callaway Golf Company.

On March 2, 2011, we entered into underwriting agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as representatives of the underwriters that are parties thereto (the “Underwriting Agreements”) in connection with common stock and senior subordinated offerings.

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

Pursuant to the Underwriting Agreement relating to the senior subordinated notes offering, we agreed to sell, and the underwriters agreed to purchase, $150 million in aggregate principal amount of our 7 7/8% Senior Subordinated Notes Due 2019 at a price to the public of 100.00% of par and an underwriting discount of 2.0%, resulting in aggregate net proceeds to us of $146.5 million. We used the net proceeds of the senior subordinated notes offering first to redeem our outstanding 8 7/8% Senior Subordinated Notes Due 2013 at a redemption price of 101.4792% of the outstanding principal amount, plus accrued and unpaid interest, and the remaining net proceeds were used to repay a portion of the amounts outstanding under our senior credit facility.

On January 28, 2011, we completed the acquisition of substantially all of the assets of Rafaella Apparel Group, Inc., an entity controlled by affiliates of Cerberus Capital Management, L.P. Rafaella is a leading designer, sourcer, marketer and distributor of a full line of women’s sportswear. The consideration paid by us totaled $75 million in cash and a warrant to purchase 106,565 shares of our common stock. This purchase included Rafaella’s inventory, receivables, purchase orders and intellectual property. We assumed certain liabilities of Rafaella, including, among other things, certain accounts payable, accrued liabilities and certain letters of credit. We funded the acquisition through our senior credit facility.

The acquisition of the Rafaella brands provided us with the opportunity to extend product offerings to additional retail customers. We also see the opportunity to build sportswear collections under our existing brands such as Laundry by Shelli Segal, C&C California and Perry Ellis. The Rafaella brands target a value-conscious, yet fashion-minded, consumer and are distributed through several major department stores.

In March 2009, we entered into a licensing agreement with Callaway Golf Company to design, manufacture and distribute Callaway golf and sportswear apparel in North America. Subsequently, we amended the licensing agreement to include Top-Flite.

Brands

In fiscal 2012, approximately 85% of our net sales were from branded label sales compared to 82% in fiscal 2011. We currently own and license nationally and internationally over 30 recognized brands and the products are sourced for and sold throughout all major levels of retail distribution. Our owned brands include the Perry Ellis family of brands, Axis, Tricots St. Raphael, Jantzen, John Henry, Cubavera, the Havanera Co., Chispa, Centro, Solero, Natural Issue, Munsingwear, Grand Slam, Original Penguin by Munsingwear, Mondo di Marco, Redsand, Pro Player, Manhattan, Axist, Savane, Farah, Gotcha, Girl Star, MCD, Laundry by Shelli Segal, C&C California, Rafaella, and Ben Hogan. We also distribute the Nike, Jag, Champions Tour, PGA TOUR, Callaway Golf, Top-Flite and Pierre Cardin brands under license arrangements.

We license our premier brand, Perry Ellis, and many of our other brands for products in distribution channels in which we do not sell directly to retailers. In addition, we license our brands internationally. Our depth of brand selection enables us to target consumers across a wide range of ages, incomes and lifestyles, reduces our reliance on any single distribution channel, customer or demographic group, and minimizes competition among brands.

Perry Ellis. The Perry Ellis, Perry Ellis Portfolio and Perry Ellis America brands together propose a lifestyle inspired by a witty vision of American Sportswear updated to address current trends, and does so with a strong focus on quality, value, comfort and innovation. The Perry Ellis lifestyle appeals primarily to higher-income, fashion conscious, professional men. The Perry Ellis branded products are sold in upscale and major department stores, in both domestic and international markets, as well as online at www.perryellis.com and at branded stores. We also license the Perry Ellis brand to third parties for a wide variety of apparel and non-apparel products.

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

Original Penguin. We re-introduced the Original Penguin brand with its signature penguin icon logo in fiscal 2003, which is a lifestyle product for the Generation X and Y men in the urban and suburban upper-middle class. The Original Penguin lifestyle re-defines the terms geek-chic and eccentric preppy with a strong focus on Americana and vintage inspired looks. The line offers a complete array of products updating the looks that its targeted consumers’ fathers loved to wear. The product line is sold worldwide at upscale department and upper tier specialty stores and includes apparel, shoes and accessory items. The brand is also sold through 18 stand-alone stores in the USA and several international flagships in Great Britain, Argentina, Chile and the Philippines. It is also sold online at www.originalpenguin.com.

Jantzen. The Jantzen brand signifies leadership in style, innovation and fashion. For over 100 years, Jantzen has fused chic global aesthetics with iconic and authentic style. The brand’s signature red diving girl logo is one of the most recognized icons today. Timeless glamour combined with our modern day approach to marketing will continue to elevate the brand. The collection is sold in upscale, specialty and major department stores.

Cubavera, the Havanera Co, Chispa, Centro, and Solero. Our Hispanic heritage brands appeal to a multicultural consumer. The collections are designed with cross generational and crossover appeal while embracing the Hispanic lifestyle. Cubavera is currently sold in major department stores as well as specialty stores around the country, while the Havanera Co., Chispa, Centro, and Solero brands are sold through national chain stores. Cubavera is also sold in one stand-alone retail store and on line at www.cubavera.com.

Grand Slam. Grand Slam is America’s golf heritage brand. In 1951, Grand Slam introduced the world famous golf shirt, which allowed for a full and even swing. Today, this heritage is brought to life through a performance golf line that reflects a classic golf lifestyle. The Grand Slam brand is sold at Kohl’s.

Ben Hogan. Ben Hogan, “The Hawk,” is one of the legendary giants of golf history with over 69 PGA Tour victories and 9 major championships. Following his most successful season, Hogan started his golf club company in the fall of 1953 in Fort Worth, TX. Today, the brand name remains renowned among players and fans around the world.

Savane. The Savane brand is an established brand with a dynamic history of being a leader in delivering product newness and performance innovations in men’s bottoms. The Savane collection offers an array of styles, silhouettes and fabrications for every wearing occasion, and can be found in major department stores and specialty retailers.

Farah. Farah was born in the 1920s in El Paso, Texas, and became a cult classic in the United Kingdom in the 1970s. The brand has recently been resurrected to capture the interest of young, fashion-conscious men through innovative marketing and sportswear which draws inspiration from Farah design archives. Meanwhile, a line of Farah brand bottoms appealing to comfort- and value-minded men currently holds a large market share position in the U.K. Its products are widely distributed in premium and better department stores, specialty stores, and discount club markets.

John Henry. John Henry offers a dress casual collection perfect for “9 to 9 dressing” with an updated attitude while offering quality and value. The brand is available at national and regional stores.

Gotcha. Launched in 1978 from a Laguna Beach, California garage, Gotcha transformed the surf market through its incredible product, advertising, events and athletes. Gotcha celebrated its 30th anniversary as an action sports leader in 2008. Marketed as an accessible California youth lifestyle brand and widely distributed to mid-tier and action sports accounts, Gotcha enjoys a globally recognized icon.

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

Manhattan. The Manhattan brand’s dress casual apparel features an accessible price point and is sold primarily to upscale specialty stores internationally.

Tricots St. Raphael. Throughout 30 years, Tricots St. Raphael has built a reputation of luxury and sophistication. Impeccably designed sweaters and knits provide discerning men with distinctive patterns and a rich harmony of colors to outfit their refined lifestyle. Sportswear and sweaters are primarily targeted to specialty stores.

Mondo di Marco. The Mondo di Marco collection represents the essence of its Italian heritage with a modern sportswear approach and appeals to status-driven men. The brand is primarily targeted to department stores and national chain stores.

PGA TOUR and Champions Tour. The PGA TOUR features the game’s biggest names and most competitive players in the world. The official season is covered in virtually every major market in North America with hundreds of thousands of on-site fans and millions of television viewers worldwide. The brand is sold to mid-tier department stores and sporting goods stores. Our agreement with the PGA TOUR also includes the rights to sell apparel under the Champions Tour label. The Champions Tour showcases the most accomplished and revered players in golf. Formerly called the Senior PGA TOUR, the Champions Tour has been labeled the most successful senior sports venture in history. Champions Tour apparel is sold in major department and national chain stores, as well as in the off-course golf channel. Products under both the PGA TOUR and the Champions Tour label include golf shirts, outerwear, sweaters, pants and shorts. We are the exclusive U.S. men’s apparel licensee for the PGA TOUR and Champions Tour brands for department and chain store channels of distribution. This license was originally acquired in 2004 and has been extended through 2012. It is currently under negotiation.

Nike. We are the swimwear licensee in the USA, Canada and Mexico for Nike, the world’s leading sports and fitness company, to design, market and distribute men’s, women’s and children’s competitive and active swimwear, as well as swim-related apparel and accessories. Nike swim products are sold through team dealers, sporting goods, better specialty and department stores. The agreement was renewed and runs through 2014.

Jag. We acquired the license for Jag in 2006. This brand has been a major player in the swimwear arena for the past two decades. Jag swimwear is intended for an active woman seeking functionality and style from her swimwear. It is sold in major department stores, national chains and specialty stores. The current agreement runs through June 2014.

Callaway Golf. We became the official apparel licensee of Callaway Golf Company in March 2009. We have licensed the use of the Callaway Golf trademark to design, source and sell Callaway Golf brand apparel in North America and Mexico. The Callaway Golf apparel men’s and women’s collection and sport range includes classic and fashion lines featuring knit and woven shirts, pullovers, jackets, sweaters, vests, pants, shorts, headwear and accessories. The collection range designs focus on sophisticated styling using luxury fabrics while the sport range designs aim to appeal to the active consumer. The agreement runs through December 2014 with an option for an extension until 2019.

Pierre Cardin. We became the licensee for Pierre Cardin in fiscal 2010 for the following categories in the United States, Puerto Rico and the U.S. Virgin Islands: outerwear, warm up suits, knits, sweaters, casual bottoms and denim. One of the world’s iconic fashion brands, Pierre Cardin celebrated its 60th anniversary in 2010, and is still one of the most recognized brand names in the industry. Known for its avant-garde styling and futuristic design, the brand is a fusion of French savoir-faire and New York metropolitan style. Color, patterns and design details give it a modern edge that is targeted to a cross-generational man. Carried in mid-tier department stores, the label offers easy-care fashion at accessible prices. The agreement terminates in 2012.

Private Label. In addition to our sales of branded products, we sell products to retailers for sale under the labels of their own store lines. We sell private label products to Kohl’s, Dillard’s, J.C. Penney, Sears, BJ’s Wholesale Club, and Stein Mart, Inc. Private label sales generally yield lower gross margins than sales of comparable branded products. Private label sales accounted for approximately 15% and 18% of our net sales during fiscal 2012 and 2011, respectively. The majority of our fiscal 2012 and 2011 private label sales related to our bottoms product category, which utilizes our production and replenishment expertise.

Products and Product Design

We offer a broad line of high quality men’s career and casual sportswear, dress shirts and pants, jeans wear, golf apparel, sweaters, sports apparel, outerwear, swimwear and swim accessories, active wear and leather accessories. Our women’s wear offerings include dresses, casual sportswear, swimwear and swim accessories. Substantially all of our products are designed by our in-house staff utilizing our advanced computer-aided design technology. This technology enables us to produce computer-generated simulated samples that display how a particular style will look in a given color and fabric before it is actually produced. These samples can be printed on paper or directly onto fabric to accurately present the colors and patterns to a potential customer. In addition, we can quickly alter the simulated sample in response to our customers’ needs, such as change of color, print layout, collar style and trimming, pocket details and/or placket treatments. The use of computer-aided design technology minimizes the time-consuming and costly need to produce actual sewn samples prior to retailer approval, allows us to create custom-designed products meeting the specific needs of customers and reduces a product’s time to market, from conception to the delivery of the product to customers.

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

Our products include:

Men’s Tops. We offer a broad line of sport shirts, dress shirts, sweaters, fleece, outerwear and jackets. This includes cotton and cotton-blend printed, yarn-dyed and solid knit shirts, cotton woven shirts, silk, cotton and rayon printed button front sport shirts, linen sport shirts, golf shirts, and embroidered knits and woven shirts. Our shirt line also includes dress shirts, dress casual shirts, brushed twill shirts, jacquard knits and yarn-dyed flannels. Additionally, we are one of the leading distributors of guayabera-style shirts in the United States. We market shirts under a number of our own brands as well as the private labels of our retail customers. Our tops are produced in a wide range of men’s sizes, including sizes for the big and tall men’s market. Sales of tops accounted for approximately 34%, 44% and 42% of our net sales during fiscal 2012, 2011, and 2010, respectively.

Men’s Bottoms. Our bottoms line includes a variety of styles of wool, wool-blend, linen and polyester/rayon dress pants, casual pants in cotton and polyester/cotton, and linen/cotton walking shorts. We market our bottoms as single items or as a collection to complement our shirt lines. Sales of bottoms accounted for approximately 32%, 38% and 39% of our net sales during fiscal 2012, 2011, and 2010, respectively.

Swimwear. Our swimwear line includes women’s, men’s and junior’s swimwear and accessories. Sales of swimwear and accessories accounted for approximately 9%, 10% and 11% of net sales during fiscal 2012, 2011 and 2010, respectively.

Women’s Sportswear, Dress and Contemporary. Rafaella, Laundry by Shelli Segal and C&C California have increased our distribution of women’s contemporary products, both in the dress and sportswear product category. During fiscal 2012, 2011 and 2010, sales in this product category represented approximately 19%, 3% and 3% of net sales, respectively.

Accessories. We also offer accessories under our existing brands, as well as private label. The majority of the accessories we sell are leather accessories. Accessories accounted for approximately 6%, 5% and 5% of net sales during each of fiscal 2012, 2011 and 2010, respectively.

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

As of January 28, 2012, we were the licensor in 131 license agreements, three worldwide, 44 domestic and 84 international, for various products including footwear, men’s suits, sportswear, dress shirts and bottoms, underwear, loungewear, outerwear, active wear, neckwear, fragrances, eyewear, accessories and home. Wholesale sales of licensed products by our licensees were approximately $503 million, $530 million and $500 million in fiscal 2012, 2011, and 2010, respectively. We received royalties from these sales of approximately $25.0 million, $26.4 million and $24.9 million in fiscal 2012, 2011, and 2010, respectively. We believe that our long-term licensing opportunities will continue to grow domestically and internationally. Periodically, we have reacquired licenses which fit into our overall strategy, such as dress shirts and small leather goods in late fiscal 2011 and fiscal 2012, respectively. See our Consolidated Financial Statements and the related notes in this report for further information.

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

In the contemporary market, we have been successful with licensing our Original Penguin brand, both domestically and internationally, in categories such as footwear, fragrance, eyewear, hats, watches and neckwear. We also believe the addition of Laundry by Shelli Segal and C&C California, and most recently Rafaella, provides multiple licensing opportunities such as accessories, footwear and fragrance.

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

We operate 40 Perry Ellis and five Original Penguin retail outlet stores, two Perry Ellis, one Cubavera retail store and 17 Original Penguin retail stores. We also have e-commerce web sites for our Perry Ellis, Cubavera, Original Penguin, Rafaella, and C&C California brands.

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

We use PerrySolutions, our software system that enables our sales planners to manage our retail customers’ inventory, at the SKU level. This system helps maximize the sales and margins of our products by increasing inventory turns for the retailer, which in turn reduces our product returns and markdowns and increases our profitability. We also use demographic mapping data software that helps us develop specific micro-market plans for our customers and provide them with enhanced returns on our various product lines.

We invested in the Oracle Retail suite of products with the goal of reducing markdowns, increasing inventory turns and increasing revenues while automating the process. The different modules allow us to monitor our customers’ product by store and quickly react to changes in consumer behavior. The suite also includes best of breed store inventory and point of sales software, which allows us to keep just in time inventory at our retail stores. This investment shows our commitment to understanding our consumer in order to strengthen our brands as well as our effort to support the continued expansion of our direct retail businesses. Additionally we invested in Trade Management Oracle Financials software to quickly and positively resolve customer claims, while tracking employee accountability.

We sell merchandise to a broad spectrum of retailers, including national and regional chain, upscale department, mass merchant and specialty stores. Our largest customers include Kohl’s, Macy’s, Dillard’s, Sam’s, and Marmaxx. We have developed and maintained long-standing relationships with these customers. We also sell merchandise to corporate wear distributors.

Net sales to our five largest customers accounted for approximately 49%, 50% and 53% of net sales in fiscal 2012, 2011, and 2010, respectively. For fiscal 2012, three customers accounted for over 10% of net sales; Kohl’s, Marmaxx and Macy’s accounted for approximately 16%, 10% and 10% of net sales, respectively. For fiscal 2011, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 19% and 11% of net sales, respectively. For fiscal 2010, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 20%, and 11% of net sales, respectively.

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

We use direct consumer advertising in select markets featuring the Perry Ellis, Axist, Cubavera, Jantzen, Rafaella, Savane and Original Penguin brand names through the placement of highly visible billboards, sponsorships and special event advertising. We also maintain informational websites featuring our brands. We create and implement editorial and public relations strategies designed to heighten the visibility of our brands. All of these activities are coordinated around each brand in an integrated marketing approach.

While we continue to utilize traditional marketing and advertising vehicles such as print and media, we have also increased our focus on social media. Utilizing such areas as the company e-commerce platform, brand ambassadors, Twitter and Facebook, we have expanded our reach to customers who utilize these branding and shopping forums.

These same strategies, modified for each individual market, are used for our international efforts in more than a dozen other countries.

Seasonality and Backlog

Our products have historically been geared towards lighter weight apparel generally worn during the spring and summer months. We believe that this seasonality has been reduced with our introduction of fall, winter and holiday merchandise. The swimwear business, however, is highly seasonal in nature, with the vast majority of our sales occurring in our first and fourth quarters.

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

Sales and receivables are recorded when inventory is shipped. Our backlog of orders includes confirmed and unconfirmed orders, which we believe, based on our past experience and industry practice will be confirmed. As of March 5, 2012, the backlog for orders of our products, all of which are expected to be shipped during fiscal 2013, was approximately $464 million, as compared to approximately $459 million as of April 1, 2011. The amount of unfilled orders at a point in time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and the scheduling of the sourcing and shipping of the product, which in most cases depends on the desires of the customer. Our backlog is also affected by an on-going trend among retailers to reduce the lead-time on their orders. In recent years, our customers have been more cautious of their inventory levels and have delayed placing orders and re-orders compared to our previous experience. Due to these factors a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Supply of Products and Quality Control

We currently use independent contract manufacturers to supply the substantial majority of the products we sell. Of the total units of sourced products in fiscal 2012, 82% was sourced from suppliers in Asia, 6% was sourced from suppliers in the Americas and 12% was sourced from suppliers in the Middle East, respectively. We believe that the use of numerous independent contract manufacturers allows us to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and the costs of maintaining and operating production facilities. We have had relationships with some suppliers for over 30 years, however, none of these relationships are formal or require either party to purchase or supply any fixed quantity of product.

The vast majority of our products are purchased as “full packages,” where we place an order with the supplier and the supplier purchases all the raw materials, assembles the garments and ships them to our distribution facilities or third party facilities.

We maintain a staff of experienced sourcing professionals in six offices in China (including two in Hong Kong), as well as the United States, South Korea, Taiwan, Bangladesh, Indonesia and Vietnam. This staff sources our products worldwide, monitors our suppliers’ purchases of raw material, and monitors production at contract manufacturing facilities in order to ensure quality control and timely delivery. We also operate through independent agents in Asia and the Middle East. Our personnel based in our Miami, Florida office perform similar functions with respect to our suppliers in the Americas. We conduct inspections of samples of each product prior to cutting by contractors, during the manufacturing process and prior to shipment. We also have full-time quality assurance inspectors located globally.

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

Employees

As of March 5, 2012, we had approximately 2,600 employees worldwide compared to approximately 2,400 employees as of March 1, 2011. None of our employees is subject to a collective bargaining agreement. We consider our employee relations to be satisfactory.

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

We derive a significant amount of our revenues from a few major customers. For example, net sales to our five largest customers accounted for approximately 49%, 50% and 53% of net sales for fiscal 2012, 2011 and 2010, respectively. For fiscal 2012, three customers accounted for over 10% of net sales; Kohl’s, Marmaxx and Macy’s accounted for approximately 16%, 10% and 10% of net sales, respectively. For fiscal 2011, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 19% and 11% of net sales, respectively. For fiscal 2010, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 20%, and 11% of net sales, respectively. A significant decrease in business from or loss of any of our major customers could harm our financial condition by causing a significant decline in revenues.

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

The worldwide apparel industry is heavily influenced by general economic condition, which could negatively impact our orders and our overall results of operations.

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

The loss of several licensees of our brands at any one time could adversely affect our royalty income and net income. Royalty income from licensing our brands to third parties accounted for $25.0 million, or 3% of total revenues, for fiscal 2012 and $26.4 million, or 3% of total revenues, for fiscal 2011. These licenses vary in length of term, renewal conditions and royalty obligations. The average term of these licenses is three to five years with automatic renewals depending upon whether certain targeted sales goals are met. We may not be able to renew or extend any of these licenses on favorable terms, if at all. If we are unable to renew or extend any of these licenses, we could experience a decrease in royalty income and net income.

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

We are subject to U.S. federal, state and local laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission, the Department of Homeland Security and various labor, workplace and related laws, as well as environmental laws and regulations. If any of these laws is amended or new laws are adopted, compliance could become more costly, and our failure to comply with such laws may expose us to potential liabilities, which could have an adverse impact on our results of operation.

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

As part of our strategy of making selective acquisitions, we acquire new brands and product categories, including our recent acquisitions of Rafaella and Ben Hogan. Acquisitions have inherent risks, including the risk that the projected sales and net income from the acquisition may not be generated, the risk that the integration is more costly and takes longer than anticipated, risks of retaining key personnel, and risks associated with unanticipated events and unknown legal liabilities. Any of these and other risks may harm our business. We cannot assure you that any acquisition will not have a material adverse impact on our financial conditions and results of operations.

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

We have a significant amount of debt. As of January 28, 2012, we had approximately $197.5 million of debt outstanding (excluding amounts outstanding under our letter of credit facility). Our indebtedness could have important consequences, including:

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

We also lease 65 retail stores, comprising approximately 179,000 square feet of selling space in the United States and United Kingdom.

In addition, we lease several locations internationally totaling approximately 50,000 square feet of office and retail space.

Our principal executive and administrative office, warehouse and distribution facility is encumbered by a $12.6 million mortgage, which loan is due on August 1, 2020. The facility in Tampa, Florida is encumbered by a $13.5 million mortgage, which loan is due on June 7, 2016. During fiscal 2009, we closed our Winnsboro distribution facility and such property is currently listed for sale.

Item 3. Legal Proceedings

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

Item 4. Mine Safety Disclosures

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

	High	Low
Fiscal Year 2012

First Quarter	$32.84	$24.38
Second Quarter	31.50	22.88
Third Quarter	25.41	16.19
Fourth Quarter	25.44	12.22

Fiscal Year 2011

First Quarter	$26.75	$14.92
Second Quarter	25.98	16.85
Third Quarter	25.04	18.32
Fourth Quarter	30.01	21.35

(b)	Holders

As of April 9, 2012, there were approximately 190 registered shareholders of record of our common stock. We believe the number of beneficial owners of our common stock is in excess of 2,300.

(c)	Dividends

We have not paid any cash dividends since our inception and do not contemplate doing so in the near future. Payment of cash dividends is prohibited under our senior credit facility and the indenture governing our senior subordinated notes. See footnotes 11 through 13 to our consolidated financial statements included in Item 8 of this Report. Any future decision regarding payment of cash dividends will depend on our earnings and financial position and such other factors, as our board of directors deems relevant.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information for Fiscal 2012

The following table summarizes as of January 28, 2012 the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders(1)	1,392,085	$13.91	730,611
Equity compensation plans not approved by security holders	—	—	—

Total	1,392,085	$13.91	730,611

(1)	Represents awards made pursuant to our 1993 Stock Option Plan, our 2002 Equity Compensation Plan and our Second Amended and Restated 2005 Long-Term Incentive Compensation Plan.

(e)	Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return on the Nasdaq Composite and The S&P Apparel, Accessories & Luxury Goods Index commencing on February 1, 2007 and ending on January 28, 2012. The graph assumes that $100 was invested on February 1, 2007 in our common stock or in the Nasdaq Composite Index and The S&P Apparel, Accessories & Luxury Goods Index, and that all dividends are reinvested. Past performance is not necessarily indicative of future performance.

			INDEXED RETURNS Years Ending
Company / Index	Base 2007	2008	2009	2010	2011	2012
Perry Ellis International, Inc.	$100.00	$58.33	$12.76	$53.27	$93.55	$51.65
NASDAQ Composite	100.00	97.07	60.02	87.95	111.84	116.36
S&P Apparel, Accessories and Luxury Goods	100.00	72.13	37.84	71.50	100.55	142.15

(f)	Sales of Unregistered Securities

Not Applicable.

(g)	Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to our purchases of Perry Ellis International common stock during the fourth quarter of fiscal 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value that May Yet Be Purchased under the Plans or Programs

November 1, 2011 to November 30, 2011	764,300	$13.41	764,300	$12,332,720
December 1, 2011 to December 31, 2011	393,000	$14.52	393,000	$6,627,533

Total shares repurchased during Fiscal 2012	1,157,300	$13.79	1,157,300	$6,627,533

(1)

During November 2007, the Board of Directors authorized us to purchase, from time to time and as market and business conditions warrant, up to $20 million of our common stock for cash in the open market or in privately negotiated transactions over a 12-month period. In September 2008, 2009 and 2010, the Board of Directors extended the stock repurchase program for the next twelve months. In November 2011, the Board of Directors extended and increased the stock repurchase program, which now authorizes us to repurchase up to $40 million of our common stock for cash over the next twelve months. Although the Board of Directors allocated a maximum of $40 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis.

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

Fiscal Years Ended	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	January 31, 2008

Income Statement Data:
Net sales	$955,549	$763,884	$729,217	$825,868	$838,465
Net royalty income	25,043	26,404	24,985	25,429	25,401

Total revenues	980,592	790,288	754,202	851,297	863,866
Cost of sales	656,850	507,829	505,104	573,046	572,232

Gross profit	323,742	282,459	249,098	278,251	291,634
Selling, general and administrative expenses	248,618	220,018	200,356	236,840	215,873
Depreciation and amortization	13,673	12,211	13,625	14,784	13,278
Impairment on long-lived assets	6,066	392	254	22,299	—

Operating income	55,385	49,838	34,863	4,328	62,483
Costs on early extinguishment of debt	1,306	730	357	—	—
Impairment on marketable securities	—	—	—	2,797	—
Interest expense	16,103	13,203	17,371	17,491	17,594

Net income (loss) before income taxes	37,976	35,905	17,135	(15,960)	44,889

Income tax provision (benefit)	12,459	11,393	3,615	(3,682)	15,785

Net income (loss)	25,517	24,512	13,520	(12,278)	29,104

Less: Net income attributable to noncontrolling interest	—	400	353	612	931

Net income (loss) attributable to Perry Ellis International, Inc.	$25,517	$24,112	$13,167	$(12,890)	$28,173

Net income (loss) attributable to Perry Ellis International, Inc. per share:
Basic	$1.71	$1.84	$1.04	$(0.89)	$1.92
Diluted	$1.60	$1.70	$1.01	$(0.89)	$1.80

Weighted average number of shares outstanding
Basic	14,927	13,110	12,699	14,416	14,675
Diluted	15,950	14,149	13,005	14,416	15,657

Other Financial Data:
EBITDA (a)	$69,058	$62,049	$48,488	$16,315	$75,761
EBITDA margin (b)	7.0%	7.9%	6.4%	1.9%	8.8%
Cash flows from operations	712	21,004	88,795	(4,982)	91,292
Cash flows from investing	(2,327)	(94,491)	(2,034)	(44,390)	(19,307)
Cash flows from financing	7,011	73,600	(76,999)	45,648	(64,911)
Capital expenditures	(13,811)	(6,695)	(3,749)	(10,786)	(18,955)

Balance Sheet Data (at year end):
Working capital	$289,916	$248,606	$188,056	$241,130	$217,870
Total assets	724,195	686,033	561,316	599,586	586,265
Total debt (c)	197,490	229,129	155,108	229,065	175,927
Total stockholders’ equity	366,495	302,940	270,116	252,101	276,820

a)	EBITDA represents earnings before interest expense, cost on early extinguishment of debt, depreciation and amortization, noncontrolling interest and income taxes as outlined below in tabular format. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, and does not represent cash flow from operations. EBITDA is presented solely as a supplemental disclosure because we believe that it is a common measure of operating performance in the apparel industry. The following provides a reconciliation of net income to EBITDA:

Fiscal Years Ended	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	January 31, 2008
			In thousands

Net income (loss) attributable to Perry Ellis International, Inc.	$25,517	$24,112	$13,167	$(12,890)	$28,173
Depreciation and amortization	13,673	12,211	13,625	14,784	13,278
Interest expense	16,103	13,203	17,371	17,491	17,594
Income tax provision (benefit)	12,459	11,393	3,615	(3,682)	15,785
Net income attributable to noncontrolling interest	—	400	353	612	931
Costs on early extinguishment of debt	1,306	730	357	—	—

EBITDA	$69,058	$62,049	$48,488	$16,315	$75,761

b)	EBITDA margin represents EBITDA as a percentage of total revenues. EBITDA margin percentage of revenue is presented solely as a supplemental disclosure because we believe that it is a common measure of operating performance in the apparel industry. The following provides a reconciliation of gross profit to EBITDA margin as a percentage of revenue:

Fiscal Years Ended	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	January 31, 2008
			In thousands

Gross profit	$323,742	$282,459	$249,098	$278,251	$291,634
Less:
Selling, general and administrative expenses	248,618	220,018	200,356	236,840	215,873
Impairment on long-lived assets	6,066	392	254	22,299	—
Impairment on marketable securities	—	—	—	2,797	—

EBITDA	$69,058	$62,049	$48,488	$16,315	$75,761

Total revenue	$980,592	$790,288	$754,202	$851,297	$863,866

EBITDA margin percentage of revenue	7.0%	7.9%	6.4%	1.9%	8.8%

c)	Total debt includes balances outstanding under Perry Ellis’ senior credit facility, senior subordinated notes, real estate mortgages, and lease payable long term.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We began operations in 1967 as Supreme International Corporation with a focus on marketing guayabera shirts, and other men’s apparel products targeted at the Hispanic market in Florida and Puerto Rico. Over time we expanded our product line to offer a variety of men’s sport shirts. In 1988, we added the Natural Issue brand and completed our initial public offering in 1993. In 1996, we began an expansion strategy through the acquisition of brands including the Munsingwear family of brands in 1996, the John Henry and Manhattan brands from Perry Ellis Menswear in 1999 and the Perry Ellis brand in 1999. Following the Perry Ellis acquisition, we changed our name from Supreme International Corporation to Perry Ellis International, Inc. to better reflect the name recognition that the brand provided. In 2002, we acquired the Jantzen brand and in June 2003 we acquired Perry Ellis Menswear, our largest licensee, giving us greater control of the Perry Ellis brand, as well as adding other brands owned by Perry Ellis Menswear. In February 2005, we completed an acquisition, making us one of the largest supplier’s of bottoms in the United States. In January 2006, we completed the acquisition of primarily all of the worldwide intellectual property of the leading California lifestyle company Gotcha International, including the Gotcha, Girl Star and MCD logo trademarks and the intellectual property license agreements. In February 2008, we completed the acquisition of the Laundry by Shelli Segal and C&C California brands giving us a stronger product line in dresses and women’s sportswear. In January 2011, we completed the acquisition of the Rafaella brand further increasing our product line in women’s sportswear. In February 2012, we completed the acquisition of Ben Hogan and further strengthened our golf product line.

We are one of the leading apparel companies in the United States. We manage a portfolio of major brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution in approximately 15,000 selling doors. Our portfolio of highly recognized brands includes the Perry Ellis® family of brands, Axis®, Tricots St. Raphael®, Jantzen®, John Henry®, Cubavera®, the Havanera Co.®, Centro®, Solero®, Chispa®, Natural Issue®, Munsingwear®, Grand Slam®, Original Penguin® by Munsingwear® (“Original Penguin”), Mondo di Marco®, Redsand®, Pro Player®, Manhattan®, Axist®, Savane®, Farah®, Gotcha®, Girl Star®, MCD®, Laundry by Shelli Segal®, C&C California®, Rafaella®, and Ben Hogan®. We also (i) license the Nike® brand for swimwear and swimwear accessories, (ii) license the Jag® brand for men’s and women’s swimwear and cover-ups, (iii) license the Callaway Golf® brand and Top-Flite® for golf apparel, (iv) license the PGA TOUR® brand, including Champions Tour®, for golf apparel, and (v) license Pierre Cardin® for men’s sportswear.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers in the United States, Canada, Mexico, the United Kingdom and Europe. Our largest customers include Kohl’s Corporation (“Kohl’s”), Macy’s, Inc. (“Macy’s”), The Marmaxx Group, Dillard’s Inc. (“Dillard’s”) and Sam’s Wholesale Club (“Sam’s”). As of March 5, 2012, we operated 40 Perry Ellis and five Original Penguin retail outlet stores located primarily in upscale retail outlet malls across the United States, United Kingdom and Puerto Rico. As of March 5, 2012 we also operated two Perry Ellis, one Cubavera and 17 Original Penguin full price retail stores located in upscale demographic markets in the United States and United Kingdom. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through three worldwide, 44 domestic, and 84 international license agreements covering over 100 countries.

In fiscal 2012, our Men’s Sportswear and Swim segment, which is comprised of men’s sportswear, swimwear and swimwear accessories, accounted for 73% of our total revenues, our Women’s Sportswear segment accounted for 17% of our total revenues, our Direct-to-Consumer segment, which is comprised of retail and e-commerce, accounted for 7% of our total revenues and our Licensing segment accounted for approximately 3% of our total revenues. Finally, our U.S. based business represented approximately 92% of total revenues, while our foreign operations represented 8% for fiscal 2012.

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

Our products have historically been geared towards lighter weight apparel generally worn during the spring and summer months. We believe that this seasonality has been reduced with the strengthening of our fall, winter, and holiday merchandise. Our swimwear business, however, is highly seasonal in nature, with the significant majority of its sales occurring in our first and fourth quarters. Seasonality can be affected by a variety of factors, including the mix of advance and fill-in orders, the amount of sales to different distribution channels, and overall product mix among traditional merchandise, fashion merchandise and swimwear. Our higher-priced products generally tend to be less sensitive to economic and weather conditions. Revenues for our second quarter will typically be lower than our other quarters due to the impact of seasonal sales.

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

Recent Accounting Pronouncements

See Notes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for recent accounting pronouncements.

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in this report is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas we use judgment are in revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks and goodwill, and the measurement of retirement related benefits.

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

Intangible Assets. We review our intangible assets with indefinite useful lives for possible impairments at least annually and perform impairment testing during the fourth quarter of each year by among other things, obtaining independent third party valuations. We evaluate the “fair value” of our identifiable intangible assets for purposes of recognition and measurement of impairment losses. Evaluating indefinite useful life assets for impairment involves certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations, historical and anticipated performance of our operations and other factors. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. We estimate the fair value of the trademarks based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of trademark assets. The cash flow models we use to estimate the fair values of its trademarks involve several assumptions.

Changes in these assumptions could materially impact its fair value estimates. Assumptions critical to the fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the trademarks; (ii) royalty rates used in the trademark valuations; (iii) projected revenue growth rates; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and could change in the future based on period-specific facts and circumstances. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain.

Goodwill. Goodwill represents the excess of the purchase price and related costs over the value assigned to tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. We review at least annually for possible goodwill impairment during the fourth quarter of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability and cash flows. Evaluating goodwill for impairment involves certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations, historical and anticipated performance of our operations and other factors. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. Assumptions critical to the fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of each reporting unit; (ii) projected revenue and expense growth rates; and (iii) projected long-term growth rates used in the derivation of terminal year values. The goodwill impairment test is a two-step process that requires us to make decisions in determining appropriate assumptions to use in the calculation. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of each reporting unit’s implied fair value of goodwill requires us to allocate the estimated fair value of the reporting unit to its assets and liabilities. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying amount.

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

Our Results of Operations for Fiscal 2012

The following table sets forth, for the periods indicated, selected items in our consolidated statements of income expressed as a percentage of total revenues:

Fiscal Years Ended	January 28, 2012	January 29, 2011	January 30, 2010

Net sales	97.4%	96.7%	96.7%
Royalty income	2.6%	3.3%	3.3%

Total revenues	100.0%	100.0%	100.0%

Cost of sales	67.0%	64.3%	67.0%

Gross profit	33.0%	35.7%	33.0%
Selling, general and administrative expenses	25.4%	27.8%	26.6%
Depreciation and amortization	1.4%	1.5%	1.8%
Impairment on long-lived assets	0.6%	0.0%	0.0%

Operating income	5.6%	6.3%	4.6%
Costs on early extinguishment of debt	0.1%	0.1%	0.0%
Interest expense	1.6%	1.7%	2.3%

Net income before income taxes	3.9%	4.5%	2.3%
Income tax provision	1.3%	1.4%	0.5%

Net income	2.6%	3.1%	1.8%
Net income attributable to noncontrolling interest	0.0%	0.1%	0.0%

Net income attributable to Perry Ellis International, Inc.	2.6%	3.1%	1.7%

The following tables sets forth, for the periods indicated, selected financial data expressed by segments:

Fiscal Years Ended	January 28, 2012	January 29, 2011	January 30, 2010
		(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$718,721	$677,481	$654,623
Women’s Sportswear	164,298	26,119	21,251
Direct-to-Consumer	72,530	60,284	53,343
Licensing	25,043	26,404	24,985

Total revenues	$980,592	$790,288	$754,202

Operating income by segment:
Men’s Sportswear and Swim	$38,276	$36,089	$30,819
Women’s Sportswear	5,848	(4,582)	(10,434)
Direct-to-Consumer	(5,273)	(4,188)	(6,917)
Licensing	16,534	22,519	21,395

Total operating income	$55,385	$49,838	$34,863

EBITDA by segment:
Men’s Sportswear and Swim	$47,304	$45,868	$41,707
Women’s Sportswear	7,260	(4,360)	(10,142)
Direct-to-Consumer	(2,554)	(2,375)	(4,938)
Licensing	17,048	22,916	21,861

Total EBITDA	$69,058	$62,049	$48,488

EBITDA margin by segment
Men’s Sportswear and Swim	6.6%	6.8%	6.4%
Women’s Sportswear	4.4%	-16.7%	-47.7%
Direct-to-Consumer	-3.5%	-3.9%	-9.3%
Licensing	68.1%	86.8%	87.5%
Total EBITDA margin	7.0%	7.9%	6.4%

For EBITDA reconciliation see “Item 6. Selected Financial Data.”

The following is a discussion of our results of operations for the fiscal year ended January 28, 2012 (“fiscal 2012”) as compared with the fiscal year ended January 29, 2011 (“fiscal 2011”) and fiscal 2011 compared with the fiscal year ended January 30, 2010 (“fiscal 2010”).

Our fiscal 2012 results as compared to our fiscal 2011 results

Net sales. Men’s Sportswear and Swim net sales in fiscal 2012 were $718.7 million, an increase of $41.2 million, or 6.1%, from $677.5 million in fiscal 2011. Net sales increases came primarily from our golf and Perry Ellis products, partially offset by decreases in our bottoms business.

Women’s Sportswear net sales in fiscal 2012 were $164.3 million, an increase of $138.2 million, or 529.5%, from $26.1 million in fiscal 2011. Net sales increased primarily due to the addition of the Rafaella business, which accounted for $123.3 million of the increase.

Direct-to-consumer net sales in fiscal 2012 were $72.5 million, an increase of $12.2 million, or 20.2%, from $60.3 million in fiscal 2011. The primary reason for the increase is our store expansion and our e-commerce platform growth.

Royalty income. Licensing royalty income in fiscal 2012 was $25.0 million, a decrease of $1.4 million, or 5.3%, from $26.4 in fiscal 2011. The decrease was primarily driven by the transition of our businesses in dress shirts, small leather goods, and Munsingwear corporate from licensing to wholesale, partially offset by royalty income from new license agreements including a fragrance license for Laundry by Shelli Segal. Approximately 83.4% of our royalty income was attributed to guaranteed minimum royalties with the balance attributable to royalty income in excess of guaranteed minimums for fiscal 2012.

Gross profit. Gross profit was $323.7 million in fiscal 2012, an increase of $41.2 million, or 14.6%, from $282.5 million in fiscal 2011. This increase is primarily attributable to our increase in revenue as described above.

Gross profit margin. As a percentage of total revenue, gross profit margins were 33.0% in fiscal 2012, as compared to 35.7% in fiscal 2011, a decrease of 270 basis points. The decrease in the gross profit margin was partially due to the lower margin associated with our women’s businesses including Rafaella. We also had substantially higher levels of promotional activity in our Perry Ellis sportswear product assortments. Additionally, the conversion of the licensed business to wholesale, as described above, caused the gross profit margin to decline due to the decrease of the higher margin licensing business as a percentage of total revenue mix. Those decreases were partially offset by higher gross profit margins in businesses such as direct-to-consumer and international, which carry higher gross profit margins.

Selling, general and administrative expenses. Selling, general and administrative expenses in fiscal 2012 were $248.6 million, an increase of $28.6 million, or 13.0%, from $220.0 million in fiscal 2011. The increase was partially attributable to the new Rafaella business, which accounted for approximately $16.1 million. Additional increases resulted from the expansion of the retail stores, distribution costs from our increased volumes due to our revenue growth and increases in advertising and marketing expenditures. This increase was partially offset by reductions of $4.4 million in our compensation plans.

Men’s Sportswear and Swim EBITDA margin in fiscal 2012 decreased 20 basis points to 6.6%, from 6.8% in fiscal 2011. The EBITDA margin was negatively impacted by the reduction in gross profit margin, which was attributable to higher levels of promotional activity in our Perry Ellis sportswear collection business, partially offset by higher gross profit margins in our golf lifestyle business and leverage from selling, general and administrative expenses.

Women’s Sportswear EBITDA margin in fiscal 2012 increased to 4.4%, from (16.7)% in fiscal 2011. The EBITDA margin increased due to synergies achieved from the addition of Rafaella.

Direct-to-Consumer EBITDA margin in fiscal 2012 increased 40 basis points to (3.5)%, from (3.9)% in fiscal 2011. The increase is primarily attributable to the expansion of gross profit margin as described above.

Licensing EBITDA margin in fiscal 2012 decreased to 68.1%, from 86.8% in fiscal 2011. The decrease is primarily related to an impairment of $4.6 million on long-lived assets.

Depreciation and amortization. Depreciation and amortization in fiscal 2012 was $13.7 million, an increase of $1.5 million, or 12.3%, from $12.2 million in fiscal 2011. The increase is primarily attributed to the amortization of $1.0 million associated with the customer list acquired during the Rafaella acquisition; partially offset by a decrease in depreciation and amortization attributed to the reduction in capital expenditures over the last two years and the closure of several retail locations. As of January 28, 2012, we owned approximately $151.9 million of property, plant and equipment, at cost, as compared to approximately $138.1 million as of January 29, 2011, at cost.

Impairment on long-lived assets. During the fourth quarter of fiscal 2012, we recorded a $6.0 million impairment charge to reduce the net carrying value of certain long-lived assets and real property. As a result of our annual impairment analysis, during fiscal 2012, we recorded trademark impairment charges of $4.6 million, due to decreases in our projected revenues for certain brands. The impairments result from a decline in the future anticipated cash flows from these trademarks, which is due, in part, to the current economic challenges and market conditions in the apparel industry. Also during fiscal 2012, we recorded a $1.4 million impairment charge to reduce the net carrying value of certain long-lived assets (real property) to their estimated fair value. During fiscal 2011, we recorded an impairment charge to reduce the net carrying value of certain long-lived assets (leaseholds) to their estimated fair value in the amount of $0.4 million.

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

Interest expense. Interest expense in fiscal 2012 was $16.1 million, an increase of $2.9 million, or 22.0%, from $13.2 million in fiscal 2011. The overall increase in interest expense is primarily attributable to the higher balance of our 7 7/8% senior subordinated notes and the higher average balance on our senior credit facility, primarily due to the financing of the acquisition of Rafaella. In addition, the 8 7/8% senior subordinated notes and the 7 7/8% senior subordinated notes were outstanding simultaneously for about one month during the year ended January 28, 2012, causing us to have approximately $0.7 million in redundant interest expense.

Income taxes. The income tax provision for fiscal 2012 was $12.5 million, a $1.1 million increase as compared to $11.4 million for fiscal 2011. For fiscal 2012, our effective tax rate was 32.8% as compared to 31.7% in fiscal 2011. The increase in the tax rate is attributed to a larger proportion of worldwide income generated in the U.S. as opposed to lower statutory rate foreign jurisdictions. See Notes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further details regarding taxable income by jurisdiction.

Net income attributed to Perry Ellis International, Inc. Net income in fiscal 2012 was $25.5 million, an increase of $1.4 million, or 5.8%, as compared to $24.1 million in fiscal 2011 as a result of the above-mentioned factors.

Our fiscal 2011 results as compared to our fiscal 2010 results

Net sales. Men’s Sportswear and Swim net sales in fiscal 2011 were $677.5 million, an increase of $22.9 million, or 3.5%, from $654.6 million in fiscal 2010. Net sales increased primarily due to increased sales in the Perry Ellis apparel, golf and accessories businesses.

Women’s Sportswear net sales in fiscal 2011 were $26.1 million, an increase of $4.8 million, or 22.5%, from $21.3 million in fiscal 2010. The increase is primarily attributable to an expansion of Laundry by Shelli Segal.

Direct-to-consumer net sales in fiscal 2011 were $60.3 million, an increase of $7.0 million, or 13.1%, from $53.3 million in fiscal 2010. The primary reason for the increase is an increase in same store sales. Additional increases came from our store expansion and our e-commerce platform growth.

Royalty income. Licensing royalty income in fiscal 2011 was $26.4 million, an increase of $1.4 million, or 5.6%, from $25.0 in fiscal 2010. Royalty income increased reflecting new licenses signed during the first half of fiscal 2011 for our Laundry brands as well as from our new fragrance license for Original Penguin, and organic growth in our current licenses, which was partially offset by the non-renewal of licenses associated with our Ping golf business given its exit, and our Munsingwear corporate license business, which we brought in-house during the second half of fiscal 2011. Approximately 87.7% of our royalty income was attributable to guaranteed minimum royalties with the balance attributable to royalty income in excess of the guaranteed minimums for fiscal 2011.

Gross profit. Gross profit was $282.5 million in fiscal 2011, an increase of $33.4 million, or 13.4%, from $249.1 million in fiscal 2010. This increase is primarily attributable to our increase in revenue as described above.

Gross profit margin. As a percentage of total revenue, gross profit margins were 35.7% in fiscal 2011, as compared to 33.0% in fiscal 2010, an increase of 271 basis points. The increase in the gross profit percentage was attributed to the margin expansion of Perry Ellis men’s apparel and accessories, the exit of lower margin mass market private label programs and a prior golf license and the improved margin in our contemporary women’s and Original Penguin businesses, as well as, the addition of the new Callaway business.

Selling, general and administrative expenses. Selling, general and administrative expenses in fiscal 2011 were $220.0 million, an increase of $19.6 million, or 9.8%, from $200.4 million in fiscal 2010. As a percentage of total revenues, selling, general and administrative expenses increased to 27.8% in fiscal 2011 as compared to 26.6% in fiscal 2010, which was in line with our expectations. The increase, primarily in our wholesale business, reflects additional promotions and advertising investment in our core brands along with new brands – this includes celebrity endorsements, social media, print advertising as well as promotional events. We believe these investments are integral to building and supporting the brand images in order to complement the superior quality and value of product they bring to the end consumer. Increases were also reflected in investment in our employees through salary increases as well as bonus plans that rewarded improving profitability performance across most of our businesses. Additionally, expenses increased because of our expansion into our new wholesale brands, such as Callaway. We also incurred approximately $2.2 million of expense related to the acquisition of Rafaella.

Men’s Sportswear and Swim EBITDA margin in fiscal 2011 increased 40 basis points to 6.8%, from 6.4% in fiscal 2010. Increases in gross profit margin percentage and EBITDA margin were attributable to margin expansion of Perry Ellis men’s apparel and accessories and the exit of lower margin mass market private label programs, offset by increases in our marketing expenditures and investments in our personnel.

Women’s Sportswear and Swim EBITDA margin in fiscal 2011 increased to (16.7)%, from (47.7)% in fiscal 2011. This improvement was primarily due to expansion in our gross profit margins driven by improved product performance as well as controlled expenditures.

Direct-to-Consumer EBITDA margin in fiscal 2011 increased 540 basis points to (3.9)%, from (9.3)% in fiscal 2010. Gross profit margin expansion was driven by stronger store level margins from improved product assortment as well as leverage of store expenses.

Licensing EBITDA margin in fiscal 2011 decreased 70 basis points to 86.8%, from 87.5% in fiscal 2010. EBITDA margin declined due to increases in marketing expense.

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

Income taxes. The income tax provision for fiscal 2011 was $11.4 million, a $7.8 million increase as compared to a $3.6 million expense for fiscal 2010. For fiscal 2011, our effective tax rate was 31.7% as compared to 21.1% in fiscal 2010. The increase in the tax rate is attributed to a larger proportion of worldwide income generated in the U.S. as opposed to lower statutory rate foreign jurisdictions as well as an increase in permanent nondeductible items. See Notes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further details regarding taxable income by jurisdiction.

Net income attributed to Perry Ellis International, Inc. Net income in fiscal 2011 was $24.1 million, an increase of $10.9 million, or 82.6%, as compared to $13.2 million in fiscal 2010 as a result of the above-mentioned factors.

Our Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions and capital expenditures; and to a lesser extent, on letter of credit facilities for the acquisition of a small portion of our inventory purchases. We believe that our working capital requirements will decrease for next year driven primarily by lower levels of inventory. As of January 28, 2012, our total working capital was $289.9 million as compared to $248.6 million as of January 29, 2011. During the third quarter of fiscal 2011, a $3.6 million letter of credit facility was cancelled in connection with the termination of our Canadian joint venture. We have shifted most of our inventory financing strategy from relying on letter of credit facilities to direct trade terms with our vendors, and as such, we did not need the excess capacity provided by this letter of credit facility. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets, which had a net book value of $23.9 million at January 28, 2012, have a higher market value. These real estate assets may provide us with additional capital resources. Additional borrowings against these real estate assets, however, would be subject to certain loan to value criteria established by lending institutions. As of January 28, 2012, we had mortgage loans on these properties totaling $25.8 million.

During March 2011, we sold 2.0 million shares of our common stock at a price to the public of $28.00 per share and an underwriting discount of $1.40 per share, resulting in net proceeds to us after offering expenses of $52.9 million. We used the net proceeds from the common stock offering to repay a portion of the amounts outstanding under our senior credit facility.

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

Net cash provided by operating activities was $0.7 million in fiscal 2012 as compared to cash provided by operating activities of $21.0 million in fiscal 2011 and cash provided by operating activities of $88.8 million in fiscal 2010.

The decrease of $20.3 million in the level of cash from operating activities in fiscal 2012 as compared to fiscal 2011 is primarily attributable to an increase in account receivable of $16.3 million as compared to a decrease of accounts receivable of $14.4 million during the same period in fiscal 2011. The increase was the result of increased shipments and revenues during the fourth quarter. Additionally, there were decreases in operating cash flows attributed to an increase in inventory of $22.8 million, an increase in other assets and prepaid taxes of $3.5 million, and a decrease in accounts payable and accrued expenses of $1.9 million. As a result of the increase in inventory, for fiscal 2012, our inventory turnover ratio decreased to 3.3 as compared to 3.8 for fiscal 2011.

The decrease of $67.8 million in the level of cash from operating activities in fiscal 2011 as compared to fiscal 2010 is primarily attributable to an increase of inventory of $43.1 million as compared to a decrease of inventory of $28.1 million during the same period in fiscal 2011. In line with our expectations, we strategically purchased inventory to secure pricing and capacity which resulted in a 38% increase of inventory as compared to fiscal 2010. The increase was the result of our actions to accelerate the receipt of goods in anticipation of possible priced increases. As a result of this increase in inventory, for fiscal 2011, the inventory turnover ratio decreased to 3.8 as compared to 4.7 for fiscal 2010. Additionally, there were increases in operating cash flows attributed to the decrease in accounts receivable of $14.4 million due to an increase in collection efforts despite the increase in sales toward the end of the fourth quarter, an increase in accounts payable and accrued expenses of $6.7 million, offset by an decrease of $5.2 million in unearned revenues and other liabilities.

Net cash used in investing activities was $2.3 million in fiscal 2012, which primarily reflects the purchase of property and equipment in the amount of $13.1 million, offset by the utilization of restricted cash collateralizing letters of credit in the amount of $9.4 million acquired in the Rafaella acquisition and the proceeds of $2.9 million from the sale of intangible assets. Net cash used in investing activities was $94.5 million in fiscal 2011, primarily reflecting the acquisition of the Rafaella brands and working capital for $75.4 million, the proceeds related to the purchase price adjustment of $4.5 million, the purchases of property and equipment of $6.2 million and the establishment of restricted cash as collateral for letters of credits assumed during the Rafaella acquisition of $9.4 million, partially offset by the proceeds received in the amount of $1.1 million from the sale of an intangible asset during fiscal 2010. Net cash used in investing activities was $2.0 million in fiscal 2010, primarily reflecting the purchases of property and equipment of $2.7 million, partially, offset by the proceeds received in the amount of $0.7 million from the sale of an intangible asset for a total sales price of $1.8 million of which the balance was collected during fiscal 2011. We anticipate capital expenditures during fiscal 2013 of $10.0 million to $12.0 million in technology, systems, retail stores, and other expenditures.

Net cash provided by financing activities in fiscal 2012 was $7.0 million, which reflects net proceeds from the issuance of our new 7 7/8% senior subordinated notes in the amount of $146.5 million, the net proceeds from our stock offering in the amount of $52.9 million, proceeds from exercises of stock options of $4.8 million, a tax benefit from the exercise of stock options of $1.3 million, partially offset by net payments on our senior credit facility of $75.7 million, the retirement of our 8 7/8% senior subordinated notes in the amount of $105.8 million and the purchase of treasury stock of $16.0 million. Net cash provided by financing activities in fiscal 2011 was $73.6 million, which primarily reflects the net borrowings on our senior credit facility of $97.3 million, which were used primarily to finance the Rafaella acquisition, proceeds from exercises of stock options of $2.7 million, a tax benefit from the exercise of stock options of $2.3 million and the proceeds from our new mortgage loan in the amount of $13.0 million, offset by the payment for the noncontrolling interest in our Canadian joint venture of $4.6 million and payments of $11.5 million on our mortgages and capital leases. Additionally, we repurchased senior subordinated notes in the amount of $25.5 million, including redemption premiums and commissions of $0.5 million. Net cash used in financing activities in fiscal 2010 was $77.0 million, which primarily reflects the net payments on our senior credit facility of $54.4 million, the repurchase of senior subordinated notes in the amount of $20.8 million, including redemption premiums and commissions of $0.1 million, the payments of $0.5 million on our mortgages, and the purchase of treasury stock of $1.8 million, partially offset by the proceeds received from the exercise of stock options of $0.6 million and $0.2 million in tax benefit from the exercise of those options.

During fiscal 2010, our Board of Directors authorized us to purchase, from time to time and as market and business conditions warranted, our 8 7/8% senior subordinated notes for cash in the open market or in privately negotiated transactions. The amount of senior subordinated notes could be repurchased or otherwise retired, if any, would be based on parameters approved by the Board of Directors and would depend on market conditions, trading levels of our senior subordinated notes, our cash position and other considerations. During fiscal 2011 and 2010, we repurchased $25.0 million and $20.8 million, respectively. On March 8, 2011, the senior subordinated notes in the amount of $104.3 million due September 15, 2013 were called and subsequently retired from the proceeds of our newly issued 7 7/8% Senior Subordinated Notes due 2019.

In September 2010, our Board of Directors extended our stock repurchase program, which authorized us to repurchase up to $20 million of our common stock for cash over the next twelve months. Although our Board of Directors allocated a maximum of $20 million to carry out the program, we were not obligated to purchase any specific number of outstanding shares.

In November 2011, our Board of Directors extended and increased the stock repurchase program, which now authorizes us to repurchase up to $40 million of our common stock for cash over the next twelve months. Although our Board of Directors allocated a maximum of $40 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis.

During September 2011, our Board of Directors authorized the retirement of 2,462,196 shares of treasury stock, which were recorded at a cost of approximately $17.4 million on the consolidated balance sheets. Accordingly, we reduced common stock and additional paid-in-capital by $25,000 and $17.4 million, respectively. Additionally, we repurchased shares of our commons stock during the fourth quarter of fiscal 2012 at a cost of approximately $16.0 million. We did not repurchase any shares of our common stock during fiscal 2011. Total purchases under the plan as of January 28, 2012 were $33.4 million.

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

At January 28, 2011, the initial consideration paid by us totaled $80 million in cash and a warrant to purchase 106,565 shares of our common stock valued at approximately $2.6 million. During fiscal 2012, the cash portion of the purchase price was adjusted as set forth in the Agreement based on a post-closing true-up of net working capital, which resulted in cash paid by us totaling $75.4 million. We funded the acquisition through our senior credit facility, including a $25 million exercise of the accordion feature under the credit facility.

The warrant issued to Rafaella as part of the purchase price became exercisable on the business day immediately following the first business day after the closing on which the closing price of the our common stock equaled or exceeded $28.152 and expires two years following the closing date. The warrant is exercisable for a total of 106,565 shares of the Company’s common stock at an exercise price of $.01 per share. The exercise price per share and number of shares issuable upon exercise are subject to adjustments for stock splits, dividends, subdivisions or combinations involving our common stock. As of January 28, 2012, the warrant had not been exercised.

Senior Credit Facility

On December 2, 2011, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $125 million, subject to increases from time to time in increments of $25 million up to a maximum of $200 million. The Credit Facility has a five-year term that expires December 2, 2016. At January 28, 2012 and January 29, 2011, we had outstanding borrowings of $21.7 million and $97.3 million, respectively, under the Credit Facility.

Certain Covenants. The Credit Facility contains certain financial and other covenants, which, among other things, require us to maintain a minimum fixed charge coverage ratio if availability falls below certain thresholds. We are not aware of any non-compliance with any of our covenants in this Credit Facility. These covenants may restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness and liens in certain circumstances, redeem or repurchase capital stock, make certain investments or sell assets. We may pay cash dividends subject to certain restrictions set forth in the covenants including, but not limited to, meeting a minimum excess availability threshold and no occurrence of default. We could be materially harmed if we violate any covenants, as the lenders under the Credit Facility could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, the lenders could proceed against the assets of ours and our subsidiaries that are borrowers or guarantors. In addition, a covenant violation that is not cured or waived by the lenders could also constitute a cross-default under certain of our other outstanding indebtedness, such as the indenture relating to our 7 7/8% senior subordinated notes due April 1, 2019, our letter of credit facilities, or our real estate mortgage loans. Such a cross-default could result in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Borrowing Base. Borrowings under the Credit Facility are limited to a borrowing base calculation, which generally restricts the outstanding balance to the sum of (a) 87.5% of eligible receivables plus (b) 87.5% of eligible foreign accounts up to $1.5 million plus (c) the lesser of (i) the inventory loan limit, which equals 80% of the maximum credit under the Credit Facility at the time, (ii) 70.0% of eligible finished goods inventory, or (iii) 90.0% of the net recovery percentage (as defined in the Credit Facility) of eligible inventory.

Interest. Interest on the outstanding principal balance drawn under the Credit Facility accrues, at our option, at either (a) the greater of the agent’s prime lending rate plus a margin of 1.25% per year through March 31, 2012, provided such margin shall be adjusted quarterly thereafter, or the Federal Funds rate in effect on such day plus one half of one percent (.50%); or (b) the rate quoted by the agent as the Eurodollar Rate for one-, two- or three-month Eurodollar deposits, as selected by us, plus a margin of 2.25% per year through March 31, 2012. Thereafter, the margin adjusts quarterly, in a range of 1.75% to 2.50%, based on our previous quarterly average of excess availability plus excess cash on the last day of the previous quarter.

Security. As security for the indebtedness under the Credit Facility, we granted to the lenders a first priority security interest (subject to liens permitted under the Credit Facility to be senior thereto) in substantially all of the existing and future assets, including, without limitation, accounts receivable, inventory, deposit accounts, general intangibles, equipment and capital stock or membership interests, as the case may be, of certain subsidiaries, and real estate but excluding our non-U.S. subsidiaries and all of our trademark portfolio.

Letter of Credit Facilities

As of January 28, 2012, we maintained two U.S. dollar letter of credit facilities totaling $55.1 million and one letter of credit facility totaling $0.2 million utilized by our United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

During the third quarter of fiscal 2012, we increased one of our two U.S. dollar letters of credit from $10.0 million to $15.0 million, under existing terms and reduced the letter of credit facility utilized by our United Kingdom subsidiary from $1.0 million to $0.2 million. During the third quarter of fiscal 2011, because of the termination of our Canadian joint venture, we cancelled the letter of credit facility utilized by our Canadian joint venture which totaled an estimated $3.6 million. As of January 28, 2012 and January 29, 2011, there was $50.8 million and $45.1 million, respectively, available under the existing letter of credit facilities.

Additionally, we assumed certain letters of credit in the amount of $9.4 million in connection with the acquisition of certain net assets from Rafaella Apparel Group, Inc. These letters of credit were fully collateralized by restricted cash in the amount of $9.4 million and were fully utilized during fiscal 2012. As of January 28, 2012, there was no restricted cash related to these letters of credit compared to a balance of $9.4 million as of January 29, 2011.

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

Certain Covenants. The indenture governing the senior subordinated notes contained certain covenants which restricted our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, redeem or repurchase capital stock, make certain investments, or sell assets. We were prohibited from paying cash dividends under these covenants.

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

7 7/8% $150 Million Senior Subordinated Notes Payable

In March 2011, we issued $150 million 7 7/8% senior subordinated notes, due April 1, 2019. The proceeds of this offering were used to retire the $150 million 8 7/8% senior subordinated notes due September 15, 2013 and to repay a portion of the senior credit facility. The proceeds to us were $146.5 million yielding an effective interest rate of 8.0%.

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

Real Estate Mortgage Loans

In fiscal 2003, we acquired our main administrative office, warehouse and distribution facility in Miami and partially financed the acquisition of the facility with an $11.6 million mortgage loan. Interest was fixed at 7.123%. In August 2008, we executed a maturity extension of the real estate mortgage loan until July 1, 2010. In July 2010, we paid off the then existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. Principal and interest of $83,000 were due monthly based on a 25 year amortization with the outstanding principal due at maturity. Interest was fixed at 5.80%. In October 2011, we amended the mortgage agreement to modify the interest rate. The interest rate was reduced to 5.00% per annum and the terms were restated to reflect new monthly payments of principal and interest of $77,000 based on a 25 year amortization with the outstanding principal due at maturity. At January 28, 2012, the balance of the real estate mortgage loan totaled $12.4 million, net of discount, of which $262,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 were due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest was set at 6.25% for the first five years, at which point it would have reset based on the terms and conditions of the promissory note. In June 2010, we negotiated with the bank to accelerate the rate reset that was scheduled to occur in June 2011, and the interest rate was reduced to 5.75% per annum, among other changes to the loan. In October 2011, we amended the mortgage agreement to modify the interest rate. The interest rate was reduced to 4.95% per annum and the terms were restated to reflect new quarterly payments of principal and interest of $268,000, based on a 20 year amortization with the outstanding principal due at maturity. At January 28, 2012, the balance of the real estate mortgage loan totaled $13.4 million, net of discount, of which $402,000 is due within one year.

The real estate mortgage loans contain certain covenants. We are not aware of any non-compliance with any of these covenants. If we violate any covenants, the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. A covenant violation could also constitute a cross-default under our senior credit facility, the letter of credit facilities and indenture relating to our senior subordinated notes resulting in all our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Contractual Obligations and Commercial Contingent Commitments

The following tables illustrate the balance of our contractual obligations and commercial contingent commitments as of January 28, 2012:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt, net of interest	$197,779	$664	$23,206	$12,841	$161,068
Interest on long-term debt (1)	84,435	13,064	26,172	25,592	19,607
Operating leases	74,204	18,449	24,332	18,828	12,595
Capital leases	236	195	36	5	—
Pension liability	17,326	3,866	7,901	3,385	2,174
Royalty minimum guaranties	16,596	6,650	9,946	—	—

Total contractual obligations	$390,576	$42,888	$91,593	$60,651	$195,444

(1)	Includes interest payments based on contractual terms.

	Amount of Contingent Commitment Expiration Per Period
	(in thousands)
Other Commercial Contingent Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of credit	$298	$298	$—	$—	$—
Standby letters of credit	4,257	4,257	—	—	—

Total commercial commitments	$4,555	$4,555	$—	$—	$—

Total contractual obligations and other commercial contingent commitments	$395,131	$47,443	$91,593	$60,651	$195,444

At January 28, 2012, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest and penalties totaling $1.4 million. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur in relation to these liabilities.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements,” as defined by applicable GAAP and SEC rules.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our financial position and results of operations as of and for the fiscal year ended January 28, 2012.

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

In August 2009, we entered into an interest rate cap agreement (the “$75 million Cap Agreement”) for an aggregate notional amount of $75 million associated with our 8 7/8% senior subordinated notes. The $75 million Cap Agreement became effective on December 15, 2010 and was scheduled to terminate on September 15, 2013. The $75 million Cap Agreement was being used to manage cash flow risk associated with our floating interest rate exposure pursuant to the Swap Agreement. The $75 million Cap Agreement did not qualify for hedge accounting treatment. The change in fair value resulted in an increase to interest expense of $1.4 million and $1.2 million for the years ended January 29, 2011 and January 30, 2010, respectively. The fair value of the $75 million Cap Agreement recorded on our consolidated balance sheet was $1.8 million for the year ended January 29, 2011. We terminated the $75 million Cap Agreement during March 2011. In connection with the termination, we paid $1.6 million.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates:

Expected Maturity Date
Fiscal Years Ending
(In Millions)
	Less than 1 yr 2013	1 - 3 yrs		4 - 5 yrs		After 5 yrs Thereafter	Total	Fair Value 2012
		2014	2015	2016	2017
Long-term Liabilities:
7 7/8% Senior Subordinated Notes Payable	$0.0	$0.0	$0.0	$0.0	$0.0	$150.0	$150.0	$154.3
Fixed Interest Rate	7.88%	7.88%	7.88%	7.88%	7.88%	7.88%	7.88%

Real Estate Mortgage Loan	$0.3	$0.3	$0.3	$0.3	$0.3	$11.1	$12.6	$12.6
Fixed Interest Rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Real Estate Mortgage Loan	$0.4	$0.5	$0.4	$0.5	$11.7	$0.0	$13.5	$13.5
Variable Interest Rate (A)	4.95%	4.95%	4.95%	4.95%	4.95%	4.95%	4.95%

Senior Credit Facility	$0.0	$21.7	$0.0	$0.0	$0.0	$0.0	$21.7	$21.7
Average Variable Interest Rate (B)	2.54%	2.54%	N/A	N/A	N/A	N/A	2.54%

(A)	Real estate mortgage loan has a fixed rate for the first five years, at which point it will be reset based on the terms and conditions of the promissory note.
(B)	Senior credit facility has a variable rate of interest of either 1) the published prime lending rate or 2) Eurodollar rate with adjustments of both rates based on meeting certain financial conditions.

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

See pages F-1 through F-51 appearing at the end of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 28, 2012.

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

Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective as of January 28, 2012 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL

April 12, 2012

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

Management assessed the effectiveness of our internal control over financial reporting as of January 28, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management believes that, as of January 28, 2012, our internal control over financial reporting was effective.

Our internal control over financial reporting as of January 28, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is provided below.

/s/ George Feldenkreis	/s/ Anita Britt
George Feldenkreis	Anita Britt
Chairman of the Board and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Perry Ellis International, Inc.

Miami, Florida

We have audited the internal control over financial reporting of Perry Ellis International, Inc. and subsidiaries (the “Company”) as of January 28, 2012, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 28, 2012 of the Company and our report dated April 12, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Miami, Florida

April 12, 2012

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers required by this item is included in our Proxy Statement relating to our 2012 Annual Meeting under the captions “Election of Directors” and “Management” and is incorporated herein by reference.

Information regarding our audit committee and our audit committee financial expert required by this item is included in our Proxy Statement relating to our 2012 Annual Meeting under the caption “Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is included in our Proxy Statement relating to our 2012 Annual Meeting under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our directors, officers, and employees. The Code of Ethics is posted on our website at www.pery.com. Amendments to, and waivers granted under, our Code of Ethics, if any, will be posted to our website as well.

Information describing any material changes to the procedures by which security holders may recommend nominees to our Board of Directors is included in our Proxy Statement related to our 2012 Annual Meeting under the caption “Election of Directors.”

Item 11. Executive Compensation

Information required by this item is included in our Proxy Statement related to our 2012 Annual Meeting under the captions “Executive Compensation”, “Compensation Discussion and Analysis,” “Director Compensation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is included in our Proxy Statement related to our 2012 Annual Meeting under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information for Fiscal 2012” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information required by this item is included in our Proxy Statement related to our 2012 Annual Meeting under the captions “Certain Relationships and Related Transactions” and “Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item is included in our Proxy Statement related to our 2012 Annual Meeting Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	Consolidated Financial Statements.

The following Consolidated Financial Statements of Perry Ellis International, Inc. and subsidiaries are included in Part II, Item 8:

All other schedules required by applicable Securities and Exchange Commission regulations are either not required under the related instructions or inapplicable, therefore such schedules have been omitted.

(3)	Exhibits

Exhibit No.	Exhibit Description	Where Filed

3.1	Registrant’s Amended and Restated Articles of Incorporation	Filed as an Exhibit to the Registrant’s Proxy Statement for its 1998 Annual Meeting and incorporated herein by reference.

3.2	Articles of Amendment to Articles of Incorporation	Filed as an annex to the Registrant’s Proxy Statement for its 2003 Annual Meeting and incorporated herein by reference.

3.3	Registrant’s Amended and Restated Bylaws	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

4.1	Form of Common Stock Certificate	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

4.7	Indenture by and among Perry Ellis International, Inc., the Subsidiary Guarantors party thereto and U.S. Bank Trust National Association dated March 8, 2011	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-167728) and incorporated herein by reference.

4.8	First Supplemental Indenture by and among Perry Ellis International, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association dated March 8, 2011	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 4, 2011 and incorporated herein by reference.

4.9	Form of Perry Ellis International, Inc. 7.875% Senior Subordinated Note due April 1, 2019 (set forth in Exhibit A to Exhibit 4.8 above)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 4, 2011 and incorporated herein by reference.

10.1	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Officers (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 and incorporated herein by reference.

10.2	1993 Stock Option Plan (1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

10.4	Profit Sharing Plan (1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-96304) and incorporated herein by reference.

10.5	Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Proxy Statement for its 2000 Annual Meeting and incorporated herein by reference.

10.6	Loan and Security Agreement dated as of October 1, 2002 by and among the Registrant, Jantzen, Inc., and Congress Financial Corporation (the “Senior Credit Facility”)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 17, 2010, as amended, and incorporated herein by reference.

10.7	2002 Stock Option Plan (1)	Filed as an Annex to the Registrant’s Proxy Statement for its 2002 Annual Meeting and incorporated herein by reference.

10.8	Amendment No. 1 dated June 19, 2003 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 17, 2010, as amended, and incorporated herein by reference.

10.9	Amendment No. 2 dated September 22, 2003 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 17, 2010, as amended, and incorporated herein by reference.

10.10	Amendment No. 3 dated December 1, 2003 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the quarter ended January 31, 2004 and incorporated herein by reference.

10.11	Amendment No. 4 dated February 25, 2004 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the quarter ended January 31, 2004 and incorporated herein by reference.

10.12	Form of Stock Option Agreement (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004 and incorporated herein by reference.

10.13	Amendment No. 6 dated September 30, 2004 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004 and incorporated herein by reference.

10.17	Amendment No. 7 dated February 26, 2005 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 26, 2005 and incorporated herein by reference.

10.23	2005 Management Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 7, 2005 and incorporated herein by reference.

10.25	Form of Stock Option Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.

10.26	Form of Restricted Stock Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.

10.27	Perry Ellis International, Inc. Fiscal 2006 Management Incentive Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.

10.28	Amendment No. 5 dated July 1, 2004 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and incorporated herein by reference.

10.29	Amendment No. 8 dated September 30, 2005 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and incorporated herein by reference.

10.30	Amendment No. 9 dated February 24, 2006 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and incorporated herein by reference.

10.32	Business lease dated July 1, 2004 between George Feldenkreis and the Registrant for 50,000 square feet of warehouse space	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and incorporated herein by reference.

10.33	Business lease between George Feldenkreis and the Registrant for 16,000 square feet of office Space	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and incorporated herein by reference.

10.34	Promissory Note dated June 7, 2006 in favor Commercebank, N.A.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 13, 2006 and incorporated herein by reference.

10.35	Mortgage and Security Agreement dated June 7, 2006 in favor Commercebank, N.A.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 13, 2006 and incorporated herein by reference.

10.36	Amendment No. 10 dated August 28, 2006 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2006 and incorporated herein by reference.

10.37	Amendment No. 11 dated November 29, 2006 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 and incorporated herein by reference.

10.38	Amendment No. 12 dated December 6, 2006 to the Senior Credit Facility	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 and incorporated herein by reference.

10.43	Employment Agreement dated February 08, 2008 between George Feldenkreis and the Registrant (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and incorporated herein by reference.

10.44	Employment Agreement dated February 08, 2008 between Oscar Feldenkreis and the Registrant (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and incorporated herein by reference.

10.46	Amended Form of Stock Restricted Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and incorporated herein by reference.

10.47	Amendment No. 13 to Loan and Security Agreement dated as of October 30, 2008	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2008 and incorporated herein by reference.

10.48	Employment Agreement dated March 2, 2009 between Anita Britt and the Registrant (1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 17, 2010, as amended, and incorporated herein by reference.

10.49	Employment Agreement dated June 26, 2009 between Stephen Harriman and the Registrant (1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 1, 2009 and incorporated herein by reference.

10.51	Amendment No. 14 dated October 27, 2009 to Senior Credit Facility Agreement	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated November 2, 2009 and incorporated herein by reference.

10.52	Amendment No. 15 dated March 31, 2010 to Senior Credit Facility Agreement	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated April 6, 2010 and incorporated herein by reference.

10.53	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2010, and incorporated herein by reference.

10.54	Asset Purchase Agreement by and among Rafaella Apparel Group, Inc., Rafaella Apparel Far East Limited and Verrazano, Inc. and Perry Ellis International, Inc. dated as of January 7, 2011	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 12, 2011 and incorporated herein by reference.

10.55	Warrant for the Purchase of Shares of Common Stock dated as of January 28, 2011 issued to Rafaella Apparel Group, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 03, 2011 and incorporated herein by reference.

10.56	Form of Performanced-Based Restricted Stock Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.57	Form of Restricted Stock Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.58	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.59	Form of Non-Qualified Stock Option Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.60	Amended and Restated Loan and Security Agreement dated December 2, 2011 among the Perry Ellis International, Inc., the subsidiaries named as Borrowers or Guarantors therein, the Lenders named therein, Wells Fargo Bank, National Association, as agent for the Lenders, and Bank of America, N.A., as syndication agent	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 2, 2011, and incorporated herein by reference.

10.61	Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as Annex B to the Registrant’s Proxy Statement for its 2011 Annual Meeting and incorporated herein by reference.

10.62	2011 Management Incentive Compensation Plan (1)	Filed as Annex A to the Registrant’s Proxy Statement for its 2011 Annual Meeting and incorporated herein by reference.

21.1	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of Deloitte & Touche LLP, registered public accounting firm regarding financial statements and internal controls over financial reporting of the Registrant	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document (2)	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema (2)	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase (2)	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (2)	Filed herewith.

(1)	Management Contract or Compensation Plan.
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

PERRY ELLIS INTERNATIONAL, INC.

Dated: April 12, 2012	By:	/S/ GEORGE FELDENKREIS
George Feldenkreis Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/S/ GEORGE FELDENKREIS George Feldenkreis	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 12, 2012

/S/ OSCAR FELDENKREIS Oscar Feldenkreis	Vice Chairman of the Board, President, Chief Operating Officer and Director	April 12, 2012

/S/ ANITA BRITT Anita Britt	Chief Financial Officer (Principal Financial and Accounting Officer)	April 12, 2012

/S/ JOE ARRIOLA Joe Arriola	Director	April 12, 2012

/S/ GARY DIX Gary Dix	Director	April 12, 2012

/S/ JOSEPH P. LACHER Joseph P. Lacher	Director	April 12, 2012

/S/ JOSEPH NATOLI Joseph Natoli	Director	April 12, 2012

/S/ EDUARDO M. SARDINA Eduardo M. Sardina	Director	April 12, 2012

INDEX TO FINANCIAL STATEMENTS

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Perry Ellis International, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of Perry Ellis International, Inc. and subsidiaries (the “Company”) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perry Ellis International, Inc. and subsidiaries at January 28, 2012 and January 29, 2011, and the results of their operations, cash flows and their statements of comprehensive income for each of the three years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 12, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Miami, Florida

April 12, 2012

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	January 28, 2012	January 29, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$24,116	$18,524
Restricted cash	—	9,369
Accounts receivable, net	145,563	129,534
Inventories	198,264	175,755
Deferred income taxes	11,873	9,926
Prepaid income taxes	8,247	3,867
Other current assets	13,613	14,656

Total current assets	401,676	361,631

Property and equipment, net	56,496	55,077
Other intangible assets, net	242,634	250,585
Goodwill	13,794	13,794
Other assets	9,595	4,946

TOTAL	$724,195	$686,033

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$80,253	$74,102
Accrued expenses and other liabilities	15,879	23,490
Accrued interest payable	4,186	3,744
Current portion - real estate mortgages	664	592
Unearned revenues	4,179	4,438
Other current liabilities	6,599	6,659

Total current liabilities	111,760	113,025

Senior subordinated notes payable, net	150,000	105,221
Senior credit facility	21,679	97,342
Real estate mortgages	25,114	25,793
Deferred pension obligation	17,326	13,120
Unearned revenues and other long-term liabilities	15,425	17,587
Deferred income taxes	16,396	11,005

Total long-term liabilities	245,940	270,068

Total liabilities	357,700	383,093

Commitment and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 16,787,161 shares issued and outstanding as of January 28, 2012 and 16,609,966 shares issued and outstanding as of January 29, 2011	167	166
Additional paid-in-capital	160,997	119,560
Retained earnings	229,467	203,950
Accumulated other comprehensive loss	(8,178)	(3,321)

Total	382,453	320,355
Treasury stock at cost; 1,157,300 shares as of January 28, 2012 and 2,462,196 shares as of January 29, 2011	(15,958)	(17,415)

Total equity	366,495	302,940

TOTAL	$724,195	$686,033

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED

(amounts in thousands, except per share data)

	January 28, 2012	January 29, 2011	January 30, 2010

Revenues:
Net sales	$955,549	$763,884	$729,217
Royalty income	25,043	26,404	24,985

Total revenues	980,592	790,288	754,202
Cost of sales	656,850	507,829	505,104

Gross profit	323,742	282,459	249,098
Operating expenses
Selling, general and administrative expenses	248,618	220,018	200,356
Depreciation and amortization	13,673	12,211	13,625
Impairment on long-lived assets	6,066	392	254

Total operating expenses	268,357	232,621	214,235

Operating income	55,385	49,838	34,863
Costs on early extinguishment of debt	1,306	730	357
Interest expense	16,103	13,203	17,371

Net income before income taxes	37,976	35,905	17,135

Income tax provision	12,459	11,393	3,615

Net income	25,517	24,512	13,520

Less: net income attributable to noncontrolling interest	—	400	353

Net income attributable to Perry Ellis International, Inc.	$25,517	$24,112	$13,167

Net income attributable to Perry Ellis International, Inc. per share:
Basic	$1.71	$1.84	$1.04

Diluted	$1.60	$1.70	$1.01

Weighted average number of shares outstanding
Basic	14,927	13,110	12,699
Diluted	15,950	14,149	13,005

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED

(amounts in thousands)

	January 28, 2012	January 29, 2011	January 30, 2010

Net income	$25,517	$24,512	$13,520

Other Comprehensive income:
Foreign currency translation adjustments, net	(264)	491	2,298
Unrealized (loss) gain on pension liability, net of tax	(4,593)	340	353

Total other comprehensive (loss) income	(4,857)	831	2,651

Comprehensive income	20,660	25,343	16,171
Less: comprehensive income attributable to the noncontrolling interest	—	897	353

Comprehensive income attributable to Perry Ellis International, Inc.	$20,660	$24,446	$15,818

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 28, 2012, JANUARY 29, 2011 AND JANUARY 30, 2010

(amounts in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	ACCUMULATED OTHER COMPREHENSIVE INCOME	RETAINED	NON CONTROLLING
	SHARES	AMOUNT	CAPITAL	STOCK	(LOSS)	EARNINGS	INTEREST	TOTAL
BALANCE, JANUARY 31, 2009	15,996,081	$160	$103,933	$(15,664)	$(6,306)	$166,671	$3,307	$252,101
Exercise of stock options	80,202	1	635	—	—	—	—	636
Tax benefit for exercise of non-qualified stock options	—	—	205	—	—	—	—	205
Restricted shares and options issued as compensation	18,290	—	2,754	—	—	—	—	2,754
Net income	—	—	—	—	—	13,167	353	13,520
Purchase of treasury stock	—	—	—	(1,751)	—	—	—	(1,751)
Other comprehensive income	—	—	—	—	2,651	—	—	2,651

BALANCE, JANUARY 30, 2010	16,094,573	161	107,527	(17,415)	(3,655)	179,838	3,660	270,116

Exercise of stock options	427,030	4	2,673	—	—	—	—	2,677
Tax benefit for exercise of non-qualified stock options	—	—	2,270	—	—	—	—	2,270
Restricted shares and options issued as compensation	88,363	1	4,491	—	—	—	—	4,492
Net income	—	—	—	—	—	24,112	400	24,512
Warrants issued in connection with acquisition	—	—	2,599	—	—	—	—	2,599
Other comprehensive income	—	—	—	—	334	—	497	831
Payment of noncontrolling interest	—	—	—	—	—	—	(4,557)	(4,557)

BALANCE, JANUARY 29, 2011	16,609,966	$166	$119,560	$(17,415)	$(3,321)	$203,950	$—	$302,940

Exercise of stock options	530,109	5	4,763	—	—	—	—	4,768
Tax benefit for exercise of non-qualified stock options	—	—	1,267	—	—	—	—	1,267
Restricted shares and options issued as compensation	109,282	1	(109)	—	—	—	—	(108)
Net income	—	—	—	—	—	25,517	—	25,517
Issuance of common stock	2,000,000	20	52,906	—	—	—	—	52,926
Purchase of treasury stock	—	—	—	(15,958)	—	—	—	(15,958)
Other comprehensive income	—	—	—	—	(4,857)	—	—	(4,857)
Retirement of treasury stock	(2,462,196)	(25)	(17,390)	17,415	—	—	—	—

BALANCE, JANUARY 28, 2012	16,787,161	$167	$160,997	$(15,958)	$(8,178)	$229,467	$—	$366,495

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

(amounts in thousands)

	January 28, 2012	January 29, 2011	January 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,517	$24,512	$13,520
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	13,441	12,044	13,393
Provision for bad debts	93	96	1,307
Tax benefit from exercise of stock options	(1,267)	(2,270)	(205)
Impairment on long-lived assets	6,066	392	254
Amortization of debt issue costs	582	429	531
Amortization of premiums and discounts	(16)	1	186
Deferred income taxes	6,354	7,189	3,902
Share based compensation	(108)	4,492	2,754
Gain on sale of intangible assets	—	—	(886)
Change in fair value and settlement of derivatives	(1,832)	2,153	985
Costs on early extinguishment of debt	1,306	730	357
Changes in operating assets and liabilities
Accounts receivable, net	(16,295)	14,405	4,606
Inventories	(22,828)	(43,133)	28,147
Other current assets and prepaid income taxes	(3,540)	3,248	6,168
Other assets	(1,497)	(486)	35
Accounts payable and accrued expenses	(1,936)	6,736	17,130
Accrued interest payable	442	(738)	(854)
Unearned revenues and other liabilities	(758)	(5,234)	(2,641)
Deferred pension obligation	(3,012)	(3,562)	106

Net cash provided by operating activities	712	21,004	88,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,132)	(6,237)	(2,734)
Proceeds on sale of intangible assets	2,875	1,100	700
Redemption (payment) of restricted funds as collateral	9,369	(9,369)	—
Payment for acquired businesses	—	(75,438)	—
Proceeds in connection with purchase price adjustment	—	(4,547)	—
Payment on purchase of intangible assets	(535)	—	—
Payment on purchase of operating leases	(904)	—	—

Net cash used in investing activities	(2,327)	(94,491)	(2,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	398,208	576,319	646,234
Payments on senior credit facility	(473,871)	(478,977)	(700,649)
Deferred financing fees	(103)	(158)	—
Payments on real estate mortgage	(549)	(11,219)	(469)
Proceeds from refinancing of real estate mortgage	—	13,000	—
Proceeds from issuance of senior subordinated notes	150,000	—	—
Payments on senior subordinate notes	(105,792)	(25,454)	(20,848)
Debt issuance costs	(3,504)	—	—
Proceeds from issuance of common stock	56,000	—	—
Stock issuance costs	(3,074)	—	—
Payments on capital leases	(381)	(301)	(357)
Payment of noncontrolling interest	—	(4,557)	—
Proceeds from exercise of stock options	4,768	2,677	636
Tax benefit from exercise of stock options	1,267	2,270	205
Purchase of treasury stock	(15,958)	—	(1,751)

Net cash provided by (used in) financing activities	7,011	73,600	(76,999)

Effect of exchange rate changes on cash and cash equivalents	196	142	(306)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,592	255	9,456
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,524	18,269	8,813

CASH AND CASH EQUIVALENTS AT END OF YEAR	$24,116	$18,524	$18,269

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

(amounts in thousands)

	January 28, 2012	January 29, 2011	January 30, 2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$15,944	$14,985	$17,054

Income taxes	$6,616	$787	$1,070

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Capital lease financing	$66	$27	$1,001

Accrued purchases of property and equipment	$613	$430	$14

Unrealized (loss) gain on pension liability included in comprehensive income	$(4,593)	$340	$353

Warrants issued in connection with acquisition	$—	$2,599	$—

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 28, 2012, JANUARY 29, 2011 AND JANUARY 30, 2010

1.	General

Perry Ellis International, Inc. and Subsidiaries (the “Company”) is one of the leading apparel companies in the United States and manages a portfolio of major brands, some of which were established over 100 years ago. The Company designs, sources, markets and licenses products nationally and internationally at multiple price points and across all major levels of retail distribution. The Company’s portfolio of highly recognized brands includes the Perry Ellis® family of brands, Axis®, Tricots St. Raphael®, Jantzen®, John Henry®, Cubavera®, the Havanera Co.®, Centro®, Solero®, Chispa®, Natural Issue®, Munsingwear®, Grand Slam®, Original Penguin® by Munsingwear® (“Original Penguin”), Mondo di Marco®, Redsand®, Pro Player®, Manhattan®, Axist®, Savane®, Farah®, Gotcha®, Girl Star®, MCD®, Laundry by Shelli Segal®, C&C California®, Rafaella®, and Ben Hogan®. We also (i) license the Nike® brand for swimwear and swimwear accessories, (ii) license the Jag® brand for men’s and women’s swimwear and cover-ups, (iii) license the Callaway Golf® brand and Top-Flite® for golf apparel, (iv) license the PGA TOUR® brand, including Champions Tour®, for golf apparel, and (v) license Pierre Cardin® for men’s sportswear.

In connection with the Rafaella acquisition, the consolidated balance sheet and the consolidated statement of cash flow for the year ended January 29, 2011 have been recast to include retrospective purchase accounting adjustments. The purchase accounting adjustments pertain to measurement period adjustments based on final valuation reports for assets acquired and liabilities assumed in the Rafaella acquisition.

The effect on the consolidated balance sheet at January 29, 2011, as a result of the recast, is an increase to goodwill of $1.7 million to $13.8 million, a net increase to other current assets of $1.0 million to $14.7 million, an increase to accounts payable of $0.2 million to $74.1 million, an increase to accrued expenses of $0.1 million to $23.5 million, and a decrease to inventory of $2.5 million to $175.8 million. The effect on the consolidated statement of cash flow at January 29, 2011, as a result of the recast, is a decrease to payment for acquired business and the addition of proceeds in connection with purchase price adjustments of $4.5 million, respectively. Total cash used in investing activities did not change.

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

RESTRICTED CASH - Restricted cash consists of cash balances held as collateral against letters of credit that were assumed during the acquisition of certain net assets from Rafaella Apparel Group, Inc. There was no restricted cash held at January 28, 2012. At January 29, 2011, the Company had $9.4 million of restricted cash which was fully utilized during fiscal 2012, as all letters of credit terminated during that period.

INVENTORIES - Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, freight, and commissions to buying agents.

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

INTANGIBLE ASSETS AND GOODWILL - As of January 28, 2012, intangible assets were comprised of trademarks, goodwill and customer lists. The trademarks and goodwill were identified as intangible assets with indefinite useful lives, and accordingly, are not being amortized. The Company assesses the carrying value of intangible assets and goodwill at least annually. Customer lists were identified as intangible assets with finite useful lives and are amortized using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed our otherwise realized.

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

Interest rate swap - This derivative was a pay-variable, receive-fixed interest rate swap based on the LIBOR rate curve and was designated as a fair value hedge. Fair value was based on a model-driven valuation using the LIBOR rate curve, which was observable at commonly quoted intervals for the full term of the swap. Therefore, our interest rate swap was classified within Level 2 of the fair value hierarchy.

Interest rate cap - This derivative did not qualify as a fair value hedge. Fair value was based on a model-driven valuation using the LIBOR rate curve and an implied market volatility, both of which were observable at commonly quoted intervals for the full term of the cap. Therefore, the Company’s interest rate cap was classified within Level 2 of the fair value hierarchy.

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

LEASES - Leases are evaluated and classified as either operating or capital leases for financial reporting purposes. Capital leases, which transfer substantially all of the risks and benefits incidental to ownership of the leased item, are capitalized at the inception of the lease at the fair value of the leased property or, if lower, at the present value of the minimum lease payments. Lease payments are apportioned between the finance charges and reduction of the lease liability so as to achieve a constant rate of interest on the remaining balance of the liability. Finance charges are charged directly against income as a component of interest expense. Capitalized leased assets are depreciated over the shorter of the estimated useful life of the asset or the lease term. Leases where the lessor retains substantially all the risks and benefits of ownership of the asset are classified as operating leases. Operating lease payments, other than contingent rentals, are recognized as an expense in the income statement on a straight-line basis over the lease term, whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. This generally results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is recorded as deferred rent and included in liabilities. Percentage rent expense is generally based on sales levels and is accrued when determined that it is probable that such sales levels will be achieved.

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

The Company recorded a $1.4 million, $0.4 million and $0.3 million impairment charge, in fiscal 2012, 2011 and 2010, respectively, to reduce the net carrying value of certain long-lived assets (primarily real property and leaseholds) to their estimated fair value. Impairment charges are included in impairment on long-lived assets in the accompanying consolidated statements of income.

RETIREMENT-RELATED BENEFITS - The Company accounts for its defined benefit pension plan using actuarial models. These models use an attribution approach that generally spreads the individual events over the service lives of the employees in the plan. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively consistent basis and therefore, the income statement effects of pensions or non-pension postretirement benefit plans are earned in, and should follow, the same pattern.

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

ADVERTISING AND RELATED COSTS - The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $14.3 million, $11.6 million and $10.6 million for the years ended January 28, 2012, January 29, 2011, and January 30, 2010, respectively, and are included in selling, general and administrative expenses.

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

TREASURY STOCK - Treasury stock is recorded at acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings. The carrying amount in excess of par is allocated to additional paid-in capital and retained earnings on a pro rata basis when treasury shares are retired.

REVENUE RECOGNITION - Sales are recognized at the time title transfers to the customer, generally upon shipment. Trade allowances and a provision for estimated returns and other allowances are recorded at the time sales are made, considering historical and anticipated trends. The Company records revenues net of corresponding sales taxes. The Company operates predominantly in North America, with over 94% of its sales in that market. Three customers accounted for approximately 16%, 10% and 10%, respectively, of net sales for fiscal 2012. Two customers accounted for approximately 19% and 11%, respectively, of net sales for fiscal 2011. Two customers accounted for approximately 20% and 11%, respectively, of net sales for fiscal 2010. Sales to these customers are included in the Men’s Sportswear and Swim, as well as, the Women’s Sportswear segments. A significant decrease in business from or loss of any of the major customers could harm the financial condition of the Company by causing a significant decline in revenues attributable to such customers. The Company does not believe that concentrations of credit risk represent a material risk of loss with respect to its financial position as of January 28, 2012.

Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. A liability for unearned royalty income is recognized when licensees pay contractual obligations before being earned or when up front fees are collected. This liability is recognized as royalty income over the applicable term of the respective license agreement.

ADVERTISING REIMBURSEMENTS - The majority of the Company’s license agreements require licensees to reimburse the Company for advertising placed on behalf of the licensees based on a percentage of the licensees’ net sales. The Company records earned advertising reimbursements received from its licensees as a reduction of the related advertising costs in selling, general and administrative expenses. For the fiscal years 2012,

2011 and 2010, the Company has reduced selling, general and administrative expenses by $5.6 million, $6.1 million and $5.8 million of licensee reimbursements, respectively. Unearned advertising reimbursements result when a licensee pays required reimbursements prior to the Company incurring the advertising expense. A liability is recorded for these unearned advertising reimbursements.

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

NET INCOME PER SHARE - Basic net income per share is computed by dividing net income by the weighted average shares of outstanding common stock. The calculation of diluted net income per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net income per share includes the effects of stock options, stock appreciation rights (“SARS”), warrants and unvested restricted shares as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted income per share:

	2012	2011	2010
	(in thousands, except per share data)
Numerator:
Net income attributable to Perry Ellis International, Inc.	$25,517	$24,112	$13,167

Denominator:
Basic - weighted average shares	14,927	13,110	12,699
Dilutive effect: equity awards	916	1,039	306
Dilutive effect: warrant	107	—	—

Diluted - weighted average shares	15,950	14,149	13,005

Basic income per share	$1.71	$1.84	$1.04

Diluted income per share	$1.60	$1.70	$1.01

Antidilutive effect: (1)	605	316	1,586

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

For fiscal 2012, 2011 and 2010, approximately $(0.1) million, $4.5 million and $2.8 in compensation expense has been recognized in selling, general and administrative expenses in the consolidated statement of income related to stock options, stock appreciation rights (“SARS”) and restricted stock, respectively. During fiscal 2012, the Company reversed $4.4 million of previously recognized compensation expense into earnings, since it is no longer probable that the previously established performance targets will be met and those equity awards are no longer expected to vest. Compensation expense for these awards is based on the fair value at the original grant date. During fiscal 2012, 2011, and 2010, the Company received cash of $4.8 million, $2.7 million, and $0.6 million, respectively, from the exercise of stock options and realized a tax benefit of approximately $1.3 million, $2.3 million, and $0.2 million, respectively from such exercises.

The fair value of the options is estimated at the date of grant using the Black-Scholes Option Pricing Model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including: expected volatility based on the expected price of the Company’s common stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercises and employee terminations; and dividend yield based on the Company’s history and expectation of dividend payments. Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in fiscal years 2012, 2011 and 2010 was $15.04, $13.47 and $2.88, respectively.

The following weighted-average assumptions for 2012, 2011 and 2010 were derived from the Black-Scholes model and used to determine the fair value of stock options:

	2012	2011	2010

Risk free interest	2.3% - 2.5%	2.9% - 3.3%	2.3% - 2.7%
Dividend Yield	0.0%	0.0%	0.0%
Volatility factors	65.3% - 65.9%	66.1% - 66.3%	65.3% - 66.7%
Weighted-average life (years)	5.0	4.0 - 6.0	6.0

RECENT ACCOUNTING PRONOUNCEMENTS - In January 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about post-retirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this standard did not have a material impact on the results of operations or the financial position of the Company and the required disclosures have been incorporated.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 provides amendments to Topic 820 effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Early adoption is not permitted for public entities. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011, and should be applied prospectively. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option that permits the presentation of other comprehensive income in the statement of changes in equity and requires presenting components of net income and comprehensive income in either a one-statement approach with totals for both net income and comprehensive income, or a two-statement approach where a statement presenting the components of net income and total net income must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. The Company elected to early adopt ASU 2011-05, under the two-statement approach, which did not impact the Company’s results of operations or the Company’s financial position.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and disclosures required by these amendments should be provided retrospectively for all comparative periods presented. The Company has not completed its assessment of the impact, if any, that the adoption of ASU No. 2011-11 will have on its results of operations or its financial position.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-12 did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. The amendments are effective at the same time as the amendments in ASU 2011-05. The Company has not completed its assessment of the impact, if any, that the adoption of ASU No. 2011-12 will have on its results of operations or its financial position.

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

At January 28, 2011, the initial consideration paid by the Company totaled $80.0 million in cash and a warrant to purchase 106,565 shares of the Company’s common stock valued at approximately $2.6 million. During the fourth quarter of fiscal 2012, the cash portion of the purchase price was adjusted as set forth in the Agreement based on a post-closing true-up of net working capital, which resulted in total adjusted cash paid by the Company totaling $75.4 million. The original cash paid was reduced by $4.5, and such amount is included as a receivable from the Sellers in other current assets in the consolidated balance sheet as of January 28, 2012. The $4.5 million was collected subsequently during fiscal 2013. An estimated post-closing true-up adjustment was originally included in other current assets as January 29, 2011 in the amount of $3.5 million. Due to the purchase accounting adjustments, the $3.5 million was increased by $1.0 million and the balance in other current assets as of January 29, 2011 was recast to $4.5 million and eliminated from the original purchase price determination.

The Agreement provided for the escrow of $3.0 million in connection with the post-closing true-up adjustment. While $3.0 million was held in escrow related to the post closing adjustment, such adjustment was not limited to the amount held in escrow. Also, $3.5 million of the cash portion of the purchase price was previously held in escrow following the closing date to satisfy certain indemnity claims against the Sellers under the Agreement. The Company funded the acquisition through its senior credit facility.

The warrant issued to Rafaella as part of the purchase price became exercisable on the business day immediately following the first business day after the closing on which the closing price of the Company’s common stock equaled or exceeded $28.152 and expires two years following the closing date. The warrant is exercisable for a total of 106,565 shares of the Company’s common stock at an exercise price of $.01 per share. The exercise price per share and number of shares issuable upon exercise are subject to adjustments for stock splits, dividends, subdivisions or combinations involving the common stock. As of January 28, 2012, the warrant had not been exercised.

The Company incurred approximately $2.2 million in acquisition expenses during fiscal 2011. These expenses have been included in selling general and administrative expenses in the consolidated statement of income.

No operations have been included in the operations for fiscal 2011 related to this acquisition, since it occurred at the end of the fiscal year.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date, as well as retrospective adjustments made with respect to the year ended January 29, 2011 (referred to as “measurement period adjustments”). The following purchase accounting adjustments include fair value adjustments and the allocation of purchase price based on fair value:

	Amounts Recognized as of Acquisition Date(1)	Measurement Period Adjustments(2)	Amounts Recognized as of Acquisition Date (as Adjusted)
	(in thousands)
Total purchase price
Cash consideration paid	$79,985	$(4,547)	$75,438

Total purchase price	79,985	(4,547)	75,438
Warrants	2,599	—	2,599

Total adjusted purchase price	$82,584	$(4,547)	$78,037

(1)	As previously reported in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended January 29, 2011.
(2)

During the fourth quarter of fiscal year 2012, the Company finalized the appraisals and allocations of the value of certain assets and liabilities included in the acquisition of Rafaella resulting in the measurement period adjustments detailed below.

	Amounts Recognized as of Acquisition Date(1)	Measurement Period Adjustments(2)	Amounts Recognized as of Acquisition Date (as Adjusted)
	(in thousands)
Total allocation of the purchase price is as follows:

Inventory	$22,698	$(2,462)	$20,236
Accounts receivables	4,946	—	4,946
Other current assets	3,514	(3,514)	—
Fixed assets	267	—	267
Intangibles (3)	50,270	—	50,270

Total identifiable assets acquired	81,695	(5,976)	75,719

Accounts payable and accrued expenses	$(11,173)	$(303)	$(11,476)

Total liabilities assumed	(11,173)	(303)	(11,476)

Net identifiable assets acquired	$70,522	$(6,279)	$64,243
Goodwill	12,062	1,732	$13,794

Net assets acquired	$82,584	$(4,547)	$78,037

(1)	As previously reported in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended January 29, 2011.
(2)

During the fourth quarter of fiscal year 2012, the Company finalized the appraisals and allocations of the value of certain assets and liabilities included in the acquisition of Rafaella resulting in the measurement period adjustments detailed above.

(3)	Included under the caption “Intangible assets” are intangible assets related to tradenames and customer lists.

Of the $50.3 million acquired intangible assets, $41.8 million was assigned to a tradename and has been identified as an indefinite useful life intangible asset, which is not subject to amortization. The remaining $8.5 million of acquired intangible assets was assigned to customer lists and amortized over the useful life of 10 years.

The acquisition of Rafaella resulted in $13.8 million of goodwill, which is deductible for tax purposes. Goodwill primarily consists of expected synergies resulting from the acquisition such as the potential for product extensions, such as women’s apparel.

Pro forma financial information

The unaudited pro forma financial information presented below, gives effect to the Rafaella acquisition, as if it occurred as of the beginning of fiscal 2010. This pro forma information is based upon the historical financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. This pro forma information does not purport to represent what the actual results of our operations would have been had the Rafaella acquisition occurred as of the beginning of fiscal 2010, nor do they purport to predict the results of operations of future periods. For fiscal 2012, the post-acquisition results of the Rafaella acquisition are reflected in the Company’s results of operations for the year ended January 28, 2012. Pro forma fiscal 2011 and 2010 results and per share data for Rafaella were derived from Rafaella’s previously reported results for the years ended December 31, 2010 and 2009 and are included in the pro forma fiscal 2011 and 2010 results below:

	January 29, 2011	January 30, 2010
	(unaudited)
	(in thousands, except per share data)

Total revenues	$910,415	$867,204
Net income attributable to Perry Ellis International, Inc.	$30,801	$17,561
Net income attributable to Perry Ellis International, Inc. per share:
Basic	$2.04	$1.21
Diluted	$1.91	$1.19

Weighted average number of shares outstanding (1)
Basic	15,110	14,496
Diluted	16,149	14,802

(1)

Weighted average number of shares outstanding for the years ended January 29, 2011 and January 30, 2010, were adjusted to include the weighted average of 2.0 million shares of common stock issued on March 8, 2011.

For the fiscal year ended January 28, 2012, Rafaella had total revenues of $123.3 million and net income attributable to Perry Ellis International, Inc. of $4.4 million, which are included above.

For the fiscal year ended January 29, 2011, pro forma earnings were adjusted to exclude $3.3 million of nonrecurring expense related to Rafaella’s legal and financing transactions, $10.1 million in interest costs associated with debt not assumed, $4.1 million in depreciation related to assets not acquired and $2.2 million of acquisition costs incurred by the Company during the fourth quarter of fiscal 2011. For the fiscal year ended January 29, 2011, pro forma earnings were adjusted to include amortization of $1.0 million on assets acquired and income taxes in the amount of $4.5 million.

For the fiscal year ended January 30, 2010, pro forma earnings were adjusted to exclude $3.1 million of nonrecurring expense related to Rafaella’s legal and financing transactions, $4.3 million gain on secured notes purchased, net of interest costs associated with debt not assumed, and $7.0 million in depreciation related to assets not acquired. For the fiscal year ended January 30, 2010, pro forma earnings were adjusted to include $2.2 million of acquisition costs, amortization of $1.0 million on assets acquired, $0.4 million in interest costs associated with the financing of the acquisition and income tax benefit in the amount of $0.8 million.

4.	Accounts Receivable

Accounts receivable consisted of the following as of:

	January 28, 2012	January 29, 2011
	(in thousands)
Trade accounts	$141,512	$126,108
Royalties	4,768	4,321
Other receivables	496	900

Total	146,776	131,329
Less: Allowance for doubtful accounts	(1,213)	(1,795)

Total	$145,563	$129,534

The activity for the allowance for doubtful accounts is as follows:

	January 28, 2012	January 29, 2011
	(in thousands)
Allowance for doubtful accounts
Beginning balance	$1,795	$1,861
Provision	93	96
Write-offs net of recoveries	(675)	(162)

Ending balance	$1,213	$1,795

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

5.	Inventories

Inventories consisted of the following as of:

	January 28, 2012	January 29, 2011
	(in thousands)
Finished goods	$195,473	$173,558
Raw materials and in process	2,791	2,197

Total	$198,264	$175,755

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

6.	Property and Equipment

Property and equipment consisted of the following as of:

	January 28, 2012	January 29, 2011
	(in thousands)
Furniture, fixture and equipment	$91,638	$84,146
Buildings	19,525	19,348
Vehicles	902	850
Leasehold improvements	30,577	24,569
Land	9,210	9,189

Total	151,852	138,102
Less: accumulated depreciation and amortization	(95,356)	(83,025)

Total	$56,496	$55,077

The above table of property and equipment includes assets held under capital leases as of:

	January 28, 2012	January 29, 2011
	(in thousands)
Furniture, fixture and equipment	$1,093	$1,027
Less: accumulated depreciation and amortization	(921)	(555)

Total	$172	$472

Depreciation and amortization expense relating to property and equipment amounted to $12.5 million, $12.0 million and $13.4 million for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively. These amounts include amortization expense for lease property under capital leases.

7.	Intangible Assets

Trademarks

Trademarks are included in other intangible assets, net, are considered indefinite-lived assets and totaled $235.2 million at January 28, 2012 and $242.1 million at January 29, 2011.

These trademarks are not subject to amortization but are reviewed at least annually for potential impairment. The fair value of each trademark asset is compared to the carrying value of the trademark. The Company recognizes an impairment loss when the estimated fair value of the trademark asset is less than the carrying value. The Company’s impairment test is performed annually during the fourth quarter.

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

As a result of the annual trademark impairment analysis performed during the fiscal year ended January 28, 2012, the Company determined that the carrying value of certain trademarks exceeded their estimated fair value. Accordingly, the Company recorded a non-cash pre-tax charge of $4.6 million to reduce the value of these trademarks, which are assigned to the Licensing segment, to their estimated fair values. The impairments result from a decline in the future anticipated cash flows from these trademarks, which is due, in part, to the current economic challenges and market conditions in the apparel industry. Impairment charges are included in impairment on long-lived assets in the accompanying consolidated statements of income. Based on the annual trademark impairment analysis performed during the fiscal years ended January 29, 2011 and January 30, 2010, the Company determined that the estimated fair value of the trademarks exceeded their carrying value.

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. The Company reviews at least annually for possible goodwill impairment during the fourth quarter of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability and cash flows. The goodwill impairment test is a two-step process that requires the Company to make decisions in determining appropriate assumptions to use in the calculation. Assumptions critical to the fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of each reporting unit; (ii) projected revenue and expense growth rates; and (iii) projected long-term growth rates used in the derivation of terminal year values. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of each reporting unit’s implied fair value of goodwill requires the Company to allocate the estimated fair value of the reporting unit to its assets and liabilities. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying amount.

Based on the annual goodwill impairment analysis performed, the Company determined that the estimated fair value of goodwill exceeded its carrying value. The carrying value of goodwill existing in the Company’s women’s sportswear segment was approximately $13.8 million as of January 28, 2012 and January 29, 2011.

Other Intangible Assets

Other intangible assets represent customer lists, which totaled approximately $7.5 million, net of amortization expense of approximately $1.0 million, as of January 28, 2012. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the estimated amortization expense for future periods based on recorded amounts as of January 28, 2012 will be approximately $1.0 million for 2013 and approximately $0.9 million a year through 2017.

8.	Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following as of:

	January 28, 2012	January 29, 2011
	(in thousands)
Salaries and commissions	$5,789	$13,270
Royalties	2,925	2,071
Rent	1,238	1,031
Buying commissions	363	209
Other	5,564	6,909

Total	$15,879	$23,490

9.	Other Current Liabilities

Other current liabilities consisted of the following as of:

	January 28, 2012	January 29, 2011
	(in thousands)

Accounts payable - other	$3,270	$2,603
Unearned advertising reimbursement	1,956	2,263
State sales and use tax	907	965
Other	466	828

Total	$6,599	$6,659

10.	Derivative Financial Instruments

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

During August 2010, the Company was notified by the counterparty, that it would exercise the optional call provision and terminate the Swap Agreement in September 2010. As per the terms of the call provision, the Company received $1.1 million, its fair value as of the termination date. The fair value of the hedge item at the termination date would be amortized over the remaining term of the 8 7/8% senior subordinated notes payable, which the Company redeemed in March 2011. As part of the redemption, the unaccreted balance of the fair value hedge in the amount of $1.1 million was recorded as a reduction to earnings and is included in cost on early extinguishment of debt.

The location and amount of gains (losses) on derivative instruments and related hedged items reported in the consolidated statements of income were as follows:

Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income	January 28, 2012	January 29, 2011	January 30, 2010
		(in thousands)

Derivative: Swap Agreement	Interest expense	$—	$1,572	$1,311
Hedged item: Fixed rate debt	Interest expense	—	(319)	(987)

Total (1)		$—	$1,253	$324

(1)	Includes $392,000 for the year ended January 29, 2011, related to the ineffectiveness of the hedging relationship.

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

The location and amount of (losses) on derivative instruments not designated as hedging instruments reported in the consolidated statements of income were as follows:

Derivatives Not Designed As Hedging Instruments	Location of (Loss) Recognized in Income	January 28, 2012	January 29, 2011	January 30, 2010
		(in thousands)

Derivative: $75 Million Cap Agreement	Interest expense	$(103)	$(1,397)	$(1,243)

Total		$(103)	$(1,397)	$(1,243)

See footnote 19 to the consolidated financial statements for disclosure of the fair value and line item caption of derivative instruments recorded on the consolidated balance sheets.

11.	Senior Subordinated Notes Payable

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

Certain Covenants. The indenture governing the senior subordinated notes contains certain covenants which restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, pay dividends or make other distributions on, redeem or repurchase capital stock, make investments or other restricted payments, create liens on assets to secure debt, engage in transactions with affiliates, and effect a consolidation or merger. The Company is not aware of any non-compliance with any of its covenants in this indenture. The Company could be materially harmed if it violated any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, the letter of credit facilities and the real estate mortgages resulting in all of the Company’s debt obligations becoming immediately due and payable, which it may not be able to satisfy.

In fiscal 2004, the Company issued $150 million 8 7/8% senior subordinated notes, due September 15, 2013. The proceeds of this offering were used to redeem previously issued $100 million 12 1/4% senior subordinated notes and to pay down the outstanding balance of the senior credit facility at that time.

During fiscal 2010, the Company’s Board of Directors authorized the Company to purchase, from time to time and as market and business conditions warrant, its senior subordinated notes for cash in the open market or in privately negotiated transactions. The amount of senior subordinated notes that could be repurchased or otherwise retired, if any, were to be decided upon based on parameters approved by of the Company’s Board of Directors and were to depend on market conditions, trading levels of the Company’s senior subordinated notes, the Company’s cash position and other considerations.

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

On March 8, 2011, the senior subordinated notes due September 15, 2013 were called and subsequently retired by the issuance of the new notes more fully described herein. In connection with the call, the Company incurred an early call premium of $1.5 million. The Company also wrote-off the remaining unamortized discount, premium associated with the terminated swap and bond fees associated with the senior subordinated notes in the net amount of $180,000.

12.	Senior Credit Facility

On December 2, 2011, the Company amended and restated its existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $125 million, subject to increases from time to time in increments of $25 million up to a maximum of $200 million. The Credit Facility has a five-year term that expires December 2, 2016. At January 28, 2012 and January 29, 2011, the Company had outstanding borrowings of $21.7 million and $97.3 million, respectively, under the Credit Facility.

Certain Covenants. The Credit Facility contains certain financial and other covenants, which, among other things, require the Company to maintain a minimum fixed charge coverage ratio if availability falls below certain thresholds. The Company is not aware of any non-compliance with any of its covenants in this Credit Facility. These covenants may restrict the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness and liens in certain circumstances, redeem or repurchase capital stock, make certain investments or sell assets. The Company may pay cash dividends subject to certain restrictions set forth in the covenants including, but not limited to, meeting a minimum excess availability threshold and no occurrence of default. The Company could be materially harmed if it violates any covenants, as the lenders under the Credit Facility could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If the Company is unable to repay those amounts, the lenders could proceed against the assets of the Company and its subsidiaries that are borrowers or guarantors. In addition, a covenant violation that is not cured or waived by the lenders could also constitute a cross-default under certain of the Company’s other outstanding indebtedness, such as the indenture relating to the Company’s 7 7/8% senior subordinated notes due April 1, 2019, the Company’s letter of credit facilities, or the Company’s real estate mortgage loans. Such a cross-default could result in all of the Company’s debt obligations becoming immediately due and payable, which the Company may not be able to satisfy.

Borrowing Base. Borrowings under the Credit Facility are limited to a borrowing base calculation, which generally restricts the outstanding balance to the sum of (a) 87.5% of eligible receivables plus (b) 87.5% of eligible foreign accounts up to $1.5 million plus (c) the lesser of (i) the inventory loan limit, which equals 80% of the maximum credit under the Credit Facility at the time, (ii) 70.0% of eligible finished goods inventory, or (iii) 90.0% of the net recovery percentage (as defined in the Credit Facility) of eligible inventory.

Interest. Interest on the outstanding principal balance drawn under the Credit Facility accrues, at the Company’s option, at either (a) the greater of the agent’s prime lending rate plus a margin of 1.25% per year through March 31, 2012, provided such margin shall be adjusted quarterly thereafter, or the Federal Funds rate in effect on such day plus one half of one percent (.50%); or (b) the rate quoted by the agent as the Eurodollar Rate for one-, two- or three-month Eurodollar deposits, as selected by the Company, plus a margin of 2.25% per year through March 31, 2012. Thereafter, the margin adjusts quarterly, in a range of 1.75% to 2.50%, based on the Company’s previous quarterly average of excess availability plus excess cash on the last day of the previous quarter.

Security. As security for the indebtedness under the Credit Facility, the Company and the subsidiaries that are borrowers or guarantors have granted to the lenders a first priority security interest (subject to liens permitted under the Credit Facility to be senior thereto) in substantially all of its existing and future assets, including, without limitation, accounts receivable, inventory, deposit accounts, general intangibles, equipment and capital stock or membership interests, as the case may be, of certain subsidiaries, and real estate but excluding the Company’s non-U.S. subsidiaries and all of the Company’s trademark portfolio.

13.	Letter of Credit Facilities

As of January 28, 2012, the Company maintained two U.S. dollar letter of credit facilities totaling $55.1 million and one letter of credit facility totaling $0.2 million utilized by our United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

During the third quarter of fiscal 2012, the Company increased one of its two U.S. dollar letters of credit from $10.0 million to $15.0 million under existing terms and reduced the letter of credit facility utilized by the Company’s United Kingdom subsidiary from $1.0 million to $200,000. During the third quarter of fiscal 2011, because of the termination of our Canadian joint venture, the Company cancelled the letter of credit facility utilized by our Canadian joint venture, which totaled an estimated $3.6 million. As of January 28, 2012 and January 29, 2011, there was $50.8 million and $45.1 million, respectively, available under the existing letter of credit facilities.

Amounts under letter of credit facilities consist of the following as of:

	January 28, 2012	January 29, 2011
	(in thousands)
Total letter of credit facilities	$55,314	$50,953
Outstanding letters of credit	(4,555)	(5,858)

Total credit available	$50,759	$45,095

Additionally, the Company assumed certain letters of credit in the amount of $9.4 million in connection with the acquisition of certain net assets from Rafaella Apparel Group, Inc. These letters of credit were fully collateralized by restricted cash in the amount of $9.4 million and were fully utilized during fiscal 2012. As of January 28, 2012, there was no restricted cash related to these letters of credit compared to a balance of $9.4 million as of January 29, 2011.

14.	Real Estate Mortgages

The Company’s main administrative office, warehouse and distribution facility is a 240,000 square foot facility in Miami, Florida. The facility was partially financed with an $11.6 million real estate mortgage loan, which was paid off during July 2010 and refinanced with a $13.0 million mortgage loan. The loan is due on August 1, 2020. Principal and interest of $83,000 were due monthly based on a 25 year amortization with the outstanding principal due at maturity. Interest was fixed at 5.80%. In October 2011, the Company amended the mortgage agreement to modify the interest rate. The interest rate was reduced to 5.00% per annum and the terms were restated to reflect new monthly payments of principal and interest of $77,000 based on a 25 year amortization with the outstanding principal due at maturity. At January 28, 2012, the balance of the real estate mortgage loan totaled $12.4 million, net of discount, of which $262,000 is due within one year.

In June 2006, the Company entered into a mortgage loan for $15 million secured by the Company’s Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 were due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest was set at 6.25% for the first five years, at which point it would have reset based on the terms and conditions of the promissory note. In June 2010, the Company negotiated with the bank to accelerate the rate reset that was scheduled to occur in June 2011, and the interest rate was reduced to 5.75% per annum, among other changes to the loan. In October 2011, the Company amended the mortgage agreement to modify the interest rate. The interest rate was reduced to 4.95% per annum and the terms were restated to reflect new quarterly payments of principal and interest of $268,000, based on a 20 year amortization with the outstanding principal due at maturity. At January 28, 2012, the balance of the real estate mortgage loan totaled $13.4 million, net of discount, of which $402,000 is due within one year.

The real estate mortgage loans contain certain covenants. The Company is not aware of any non-compliance with any of the covenants. If the Company violates any covenants, the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which the Company may not be able to satisfy. A covenant violation could constitute a cross-default under the Company’s senior credit facility, the letter of credit facilities and the indenture relating to its senior subordinated notes resulting in all of its debt obligations becoming immediately due and payable, which the Company may not be able to satisfy.

The contractual maturities of the real estate mortgages are as follows:

Fiscal year ending:

Amount
(in thousands)
2013	$664
2014	763
2015	765
2016	804
2017	12,036
Thereafter	11,069

26,101
Less discount	(323)

Total	$25,778

15.	Retirement Plan

The Company has a 401(k) Plan (the “Plan”) which includes a discretionary Company match that has ranged from 0% to 50% of the first 6% contributed to the Plan by eligible employees. Eligible employees may participate in the Plan upon the attainment of age 21, and completion of three continuous months of service. Participants may elect to contribute up to 60% of their compensation, subject to maximum statutory limits. The Company’s discretionary contributions to the Plan were approximately $766,000, $87,000 and $12,000 for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

16.	Benefit Plans

The Company sponsors two qualified pension plans as a result of the Perry Ellis Menswear acquisition that occurred in June 2003.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the plan years beginning January 31, 2010 and ending January 28, 2012, and a statement of the funded status as of January 28, 2012. The plans were frozen and merged as of December 31, 2003.

For the fiscal year ended:	January 28, 2012	January 29, 2011
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of plan year	$40,332	$40,329
Service cost	250	250
Interest cost	2,036	2,132
Actuarial loss	5,251	679
Lump sums plus annuities paid	(3,009)	(3,058)

Benefit obligation at end of plan year	$44,860	$40,332

Change in plan assets
Fair value of plan assets at beginning of plan year	$27,212	$23,092
Actual return on plan assets	197	2,940
Company contributions	3,134	4,238
Lump sums plus annuities paid	(3,009)	(3,058)

Fair value of plan assets at end of plan year	$27,534	$27,212

Unfunded status at end of plan year	$17,326	$13,120

The net unfunded amount is classified as a long-term liability in the caption deferred pension obligation on the consolidated balance sheet. At January 28, 2012, the deferred loss included in accumulated other comprehensive loss was $11.7 million before tax and $7.1 million on an after-tax basis. At January 29, 2011, the deferred loss included in accumulated other comprehensive loss was $4.2 million before tax and $2.5 million on an after-tax basis. At January 30, 2010, the deferred loss included in accumulated other comprehensive loss was $4.7 million before tax and $2.9 million on an after-tax basis.

The following table provides the components of net benefit cost for the plans for the fiscal year ended:

	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Service cost	$250	$250	$250
Interest cost	2,036	2,132	2,357
Expected return on plan assets	(2,285)	(1,982)	(1,557)
Amortization of unrecognized net loss	15	48	66

Net periodic benefit cost	$16	$448	$1,116

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table for the plan years ended:

	January 28, 2012	January 29, 2011

Discount rate	4.00%	5.25%
Rate of compensation increase	N/A	N/A

The assumptions used in the measurement of the net periodic benefit cost are as follows:

	January 28, 2012	January 29, 2011

Discount rate	5.25%	5.50%
Expected return on plan assets	7.50%	8.50%
Rate of compensation increase	N/A	N/A

The pension plan weighted-average asset allocations at January 28, 2012 and January 29, 2011 by asset category are as follows:

	January 28, 2012	January 29, 2011

Asset category:
Equity securities	56.80%	57.80%
Debt securities	28.20%	29.20%
Other	15.00%	13.00%

Total	100.00%	100.00%

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

The fair value of plan assets by asset category is as follows:

	Fair Value Measurements At January 28, 2012
	Level 1	Level 2	Level 3
	(in thousands)
Asset category:
Equity securities	$15,639	$—	$—
Debt securities	7,765	—	—
Other	4,130	—	—

Total	$27,534	$—	$—

	At January 29, 2011
	Level 1	Level 2	Level 3
	(in thousands)
Asset category:
Equity securities	$15,729	$—	$—
Debt securities	7,946	—	—
Other	3,537	—	—

Total	$27,212	$—	$—

The expected future benefit payments are as follows for fiscal years ended:

Expected Future Benefits Payments	(in thousands)

2013	$3,127
2014	3,129
2015	3,087
2016	3,031
2017	3,006
Next 5 years	14,665

The Company’s contributions for fiscal 2013 are expected to be approximately $3.4 million. The Company will review the funding status during fiscal 2013 and the incremental funding provisions may change in future periods.

17.	Unearned Revenues and Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of:

	January 28, 2012	January 29, 2011
	(in thousands)

Deferred gain long-term	$3,750	$4,707
Unearned revenue	2,938	3,812
Deferred advertising	2,938	3,688
Other	5,799	5,380

Total	$15,425	$17,587

In connection with an agreement entered into on January 25, 2007, with Falic Fashion Group, LLC, (“Falic”) the Company recorded an accounting gain from the sale of certain assets in the amount of approximately $9.6 million. The gain is being deferred over the term of the license agreement with Falic, that was entered into simultaneously with the sale of the assets, as an adjustment to the effective royalty rate. As such, approximately $1.0 million and $1.0 million is recorded in unearned revenues and approximately $3.8 million and $4.7 million is recorded in other long-term liabilities in the accompanying consolidated balance sheet as of January 28, 2012 and January 29, 2011, respectively.

18.	Income Taxes

For financial reporting purposes, income before noncontrolling interest and income tax provision includes the following components:

	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Domestic	$25,128	$22,629	$7,416
Foreign	12,848	13,276	9,719

Total	$37,976	$35,905	$17,135

The income tax provision (benefit) consists of the following components for each of the years ended:

	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Current income taxes:
Federal	$3,214	$1,994	$(1,554)
State	729	780	(179)
Foreign	2,162	1,430	1,446

Total current income taxes	6,105	4,204	(287)

Deferred income taxes:
Federal	5,741	6,708	3,106
State	613	481	796

Total deferred income taxes	6,354	7,189	3,902

Total	$12,459	$11,393	$3,615

The Company’s effective income tax rate was as follows for each of the years ended:

	January 28, 2012	January 29, 2011	January 30, 2010

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase resulting from State income taxes, net of federal income tax benefit	3.4%	3.2%	1.2%
Foreign tax rate differential	-7.0%	-9.1%	-17.6%
Change in reserves	0.7%	0.2%	-8.9%
Change in valuation allowance	0.0%	-0.7%	10.9%
Non-deductible items	1.5%	2.3%	2.4%
Other	-0.8%	0.8%	-1.9%

Total	32.8%	31.7%	21.1%

Deferred income taxes are provided for the temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of temporary differences are as follows, as of the years ended:

	January 28, 2012	January 29, 2011
	(in thousands)
Deferred tax assets:
Inventory	$5,995	$4,166
Accounts receivable	2,116	1,768
Accrued expenses	3,261	2,723
Advance payments	2,391	3,134
Net operating losses	14,956	16,960
Deferred pension obligation	6,807	5,061
Stock compensation	2,718	3,284
Other	3,171	4,157

	41,415	41,253

Deferred tax liabilities:
Intangible assets	(39,957)	(36,047)
Prepaid expenses	(1,390)	(1,187)

	(41,347)	(37,234)

Valuation allowance	(4,591)	(5,098)

Net deferred tax liability	$(4,523)	$(1,079)

At the end of fiscal 2011, the Company had a gross deferred tax asset relating to foreign tax credit carryforwards in the amount of $0.3 million. These credits originated in fiscal year 2004. Management believes it is more likely than not that the deferred tax asset associated with these foreign tax credits will not be realized during the carryforward period, which expires in fiscal 2014. As such, the Company maintains a valuation allowance in the amount of $0.3 million against the foreign tax credit amounts it does not expect to realize. These amounts remained unchanged as of January 28, 2012.

During fiscal 2009, the Company initially recorded a $1.0 million deferred tax asset with realized and unrealized losses associated with marketable securities. Management believes it is more likely than not that the related deferred tax asset associated with these losses will not be realized due to tax limitations imposed on the utilization of capital losses. As such, the Company has established a valuation allowance against the asset not expected to be realized in the amount of $1.0 million for fiscal 2012 and 2011.

During fiscal years 2012 and 2011, the Company realized tax-effected losses of $0.3 and $0.1 million, respectively, associated with the operations of its U.K. subsidiary. For U.K. tax purposes, the operating loss has an indefinite carryforward period. Based upon operating results from the three most recent fiscal years, including fiscal 2012, management of the Company has determined that its U.K. subsidiary represents a cumulative loss company. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary. The balance of the valuation allowance associated with U.K. operating loss carryforwards for fiscal 2012 and 2011 was $1.8 and $2.0 million, respectively. During fiscal 2012, the net decrease in valuation allowance included three distinct components, which include (1) an adjustment to true-up the operating loss valuation allowance and deferred tax asset to the most recently filed U.K. tax return (2) a decrease in the UK deferred tax rate and (3) the current year U.K. loss deferred tax asset subject to valuation allowance. There is no tax expense from this adjustment as the asset and valuation allowance changes offset each other.

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

The following table reflects the expiration of the remaining federal net operating losses:

Fiscal Year	(in thousands)
2013	$—
2014 - 2020	14,234
2021 - 2023	16,881
Thereafter	—

$31,115

In addition to the Company’s U.S. federal net operating loss, the Company has reflected in its income tax provision deferred tax assets associated with net operating losses generated in various U.S. state jurisdictions. However, with respect to jurisdictions where the Company either has limited operations or statutory limitations on the use of acquired net operating losses, the ability to utilize such losses is restricted. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary, as a portion of the assets are not expected to be fully realized. The balance of the valuation allowance associated with U.S. state net operating losses for fiscal 2012 and 2011 was $1.4 and $1.7 million, respectively. During fiscal 2012 and 2011, the valuation allowance decreased by $0.3 and $0.3 million, respectively.

Deferred taxes have not been recognized on unremitted earnings of certain of the Company’s foreign subsidiaries based on the “indefinite reversal” criteria. The Company reinvested such earnings overseas in foreign operations indefinitely and expects that future earnings will also be reinvested overseas indefinitely. No provision is made for income tax that would be payable upon the distribution of earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

The federal and state income tax provisions do not reflect the tax savings resulting from deductions associated with the Company’s stock option plans. These savings were $1.3 million, $2.3 million, and $0.2 million for fiscal 2012, 2011 and 2010, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2009 through 2012 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to open tax years from 2005 through 2012, depending on each state’s particular statute of limitation. During the fiscal year ended January 28, 2012, the Company was still in discussion with the State of New Jersey regarding the settlement of income tax liabilities pertaining to the 2004 through 2007 tax years filed as part of a voluntary disclosure agreement as well as the New Jersey returns filed for tax years 2008-2011. Furthermore, various state and local income tax returns are also under examination by taxing authorities. There are currently no U.S. federal income tax returns under examination.

As of January 29, 2011, the Company had a $1.2 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.3 million. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. As of January 28, 2012, the Company had a $1.4 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.4 million. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

A reconciliation of the beginning balance of the Company’s unrecognized tax benefits and the ending amount of the unrecognized tax benefits are as follows as of:

	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Balance at beginning of period	$1,182	$1,118	$3,460
Additions based on tax positions related to the current year	133	70	44
Additions for tax positions of prior years	378	70	322
Reductions for tax positions of prior years	(5)	—	(248)
Reductions due to lapses of statute of limitations	(243)	(76)	(1,650)
Settlements	—	—	(810)

Balance at end of period	$1,445	$1,182	$1,118

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. During the fiscal years 2012, 2011 and 2010, the Company recognized approximately $0.1 million, $0.1 million, and $(0.5) million in interest and penalties respectively. The Company had approximately $0.4 million and $0.3 million for the payment of interest and penalties accrued at January 28, 2012 and January 29, 2011, respectively.

It is reasonably possible that within the next twelve months the Company may settle its voluntary disclosure process with the State of New Jersey. The Company anticipates that the settlement of the 2004-2011 New Jersey exposures could result in a benefit to the financial statements of $0.3 million to $0.5 million. Furthermore, the statute of limitations related to the Company’s 2009 U.S. federal tax year will expire within the next twelve months. The lapse in the statute of limitations would be expected to decrease tax expense within the next twelve months. The expiration of the statute of limitations related to the Company’s 2009 U.S. federal and state tax year could result in a tax benefit of up to approximately $70,000.

19.	Fair Value Measurements

Accounts receivable, accounts payable, accrued interest payable and accrued expenses. The carrying amounts reported in the balance sheets approximate fair value due to the short-term nature of these instruments.

Real estate mortgages. The carrying amounts of the real estate mortgages were approximately $25.8 million and $26.4 million at January 28, 2012 and January 29, 2011, respectively. The carrying values of the real estate mortgages at January 28, 2012 and January 29, 2011 approximate their fair value since they were recently entered into and thus the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior secured notes. The carrying amounts of the senior secured notes were approximately $150.0 million and $105.2 million at January 28, 2012 and January 29, 2011, respectively. As of January 28, 2012, the fair value of the 7 7/8% senior subordinated notes payable was approximately $154.3 million and as of January 29, 2011, the fair value of the 8 7/ 8% senior subordinated notes payable was approximately $106.3 million, based on quoted market prices.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

		Fair Value Measurements At January 29, 2011 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(in thousands)

Liabilities:
Interest rate cap	Other current liabilities	$—	$546	$—	$546
Interest rate cap	Unearned revenues and other long term liabilities	—	1,286	—	1,286

Total liabilities at fair value		$—	$1,832	$—	$1,832

The interest rate cap agreement was terminated during March 2011; therefore no fair value measurements are reported as of January 28, 2012.

See footnote 10 to the consolidated financial statements for disclosures of the accounting designation of the two derivatives in the above table.

20.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was comprised of the following at:

	January 28, 2012	January 29, 2011
	(in thousands)
Foreign currency translation	$(1,055)	$(791)
Unrealized loss on pension liability, net of tax	(7,123)	(2,530)

	$(8,178)	$(3,321)

21.	Related Party Transactions

The Company leases under certain lease arrangements approximately 66,000 square feet comprised of approximately 16,000 square feet for administrative offices and approximately 50,000 square feet for warehouse distribution. These facilities are in close proximity to the corporate office of the Company, and are owned by the Chairman of the Board of Directors and Chief Executive Officer (“Chairman”). Rent expense, including insurance and taxes, for these leases amounted to approximately $609,000 or $9.23 per square foot, $593,000, or $8.98 per square foot and $588,000, or $8.90 per square foot for the years ended January 28, 2012, January 29, 2011, and January 30, 2010, respectively. At inception of the leases, the Company’s Audit Committee reviewed the terms of the two ten year leases to ensure that they were reasonable and at, or below, market. This review included information from third party sources.

During the years ended January 28, 2012, January 29, 2011 and January 30, 2010, the Company was a party to aircraft charter agreements with third parties, who chartered the aircraft from an entity controlled by the Chairman and the President and Chief Operating Officer (the “President”). There is no minimum usage requirement, and the charter agreement can be terminated with 60 days notice. The Company paid, under these agreements, to these third parties $2.1 million, $1.3 million and $1.0 million for the years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively. On an annual basis, the Company’s Governance or Audit Committee reviews the terms of the current arrangement to ensure that it is at, or below, market. This review includes information from third party sources.

The Company is a party to licensing agreements with Isaco International, Inc. (“Isaco”), pursuant to which Isaco has been granted the exclusive license to use various Perry Ellis trademarks in the United States and Puerto Rico to market a line of men’s underwear, hosiery and loungewear. The principal shareholder of Isaco is the father-in-law of the Company’s President. Royalty income earned from the Isaco license agreements amounted to approximately $2.1 million, $2.1 million and $2.0 million for the years ended January 28, 2012,

January 29, 2011 and January 30, 2010, respectively. The Company’s Governance or Audit Committee reviews renewals or extension of the licensing agreements, to ensure that they are consistent with the terms and conditions of other license agreements of the Company.

The Company is party to an agreement with Sprezzatura Insurance Group LLC. Joseph Hanono, the son of the Company’s Secretary-Treasurer, is a member of Sprezzatura Insurance Group. The Company paid under this agreement, to this third party $888,000, $478,000 and $448,000 in insurance premiums for property and casualty for the years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively. On an annual basis, the Company’s Governance or Audit Committee reviews the terms of the current arrangement to ensure that it was at or below market value.

22.	Equity

On March 2, 2011, the Company entered into underwriting agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as representatives of the underwriters that are parties thereto (the “Underwriting Agreements”) in connection with common stock and senior subordinated note offerings.

Pursuant to the Underwriting Agreement relating to the common stock offering, the Company agreed to sell, and the underwriters agreed to purchase, 2.0 million shares of the Company’s common stock at a price to the public of $28.00 per share resulting in net proceeds to the Company of $52.9 million, net of $3.1 million in underwriter discounts and stock issuance costs,. The Company used the net proceeds from the common stock offering to repay a portion of the amounts outstanding under its senior credit facility.

During November 2007, the Company’s Board of Directors authorized the Company to purchase, from time to time and as market and business conditions warranted, up to $20 million of its common stock for cash in the open market or in privately negotiated transactions over a 12-month period. In September 2008, 2009 and 2010, the Board of Directors extended the stock repurchase program for the next twelve months. In November 2011, the Board of Directors extended and increased the stock repurchase program, which now authorizes the Company to repurchase up to $40 million of the Company’s common stock for cash over the next twelve months. Although the Board of Directors allocated a maximum of $40 million to carry out the program, the Company is not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis.

During September 2011, the Company’s Board of Directors authorized the retirement of 2,462,196 shares of treasury stock which were recorded at a cost of approximately $17.4 million on the consolidated balance sheets. Accordingly, the Company reduced common stock and additional paid-in-capital by $25,000 and $17.4 million, respectively. Additionally, the Company repurchased shares of its commons stock during the fourth quarter of fiscal 2012 at a cost of approximately $16.0 million. The Company did not repurchase any shares of its common stock during fiscal 2011. At January 28, 2012 and January 29, 2011, there were 1,157,300 shares at a cost of approximately $16.0 million and 2,462,196 shares at a cost of approximately $17.4 million, respectively.

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

23.	Stock Options, Warrants And Restricted Shares

Stock Options – In 1993, the Company adopted the 1993 Stock Option Plan (the “1993 Plan”), which was amended in 1998 and 1999 to increase the number of shares reserved for issuance thereunder. As amended, the 1993 Plan authorized the Company to grant stock options (“Option” or “Options”) to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2002, prior to the termination of the 1993 Plan in 2003, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). The 2002 Plan was amended in 2003 to increase the number of shares reserved for issuance thereunder, among other changes. As amended, the 2002 Plan allowed the Company to grant Options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2005, the Company adopted the 2005 Long-Term Incentive Compensation Plan (the “2005 Plan”, and collectively with the 1993 Plan and the 2002 Plan, the “Stock Option Plans”). The 2005 Plan allows the Company to grant Options and other awards to purchase or receive up to an aggregate of 2,250,000 shares of the Company’s common stock, reduced by any awards outstanding under the 2002 Plan. On March 13, 2008, the Board of Directors unanimously adopted an amendment and restatement of the 2005 Plan that increases the number of shares available for grants by an additional 2,250,000 shares to an aggregate of 4,750,000 shares of common stock. The amendment was approved by the shareholders at the 2008 Annual Meeting. On March 17, 2011, the Board of Directors unanimously adopted, subject to shareholder approval at the Annual Meeting, the second amendment and restatement of the 2005 Plan which increases the number of shares available for grants by an additional 500,000 shares to an aggregate of 5,250,000 shares of common stock. All Stock Option Plans are designed to serve as an incentive for attracting and retaining qualified and competent employees, officers, directors, consultants, and independent contractors of the Company.

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

The following table lists information regarding shares under the 1993 Plan, 2002 Plan and 2005 Plan as of January 28, 2012:

	Shares Underlying Outstanding Grants	Unvested Restricted Shares	Shares Available for Grant

1993 Stock Option Plan	10,000	—	—
2002 Stock Option Plan	165,804	—	—
2005 Stock Option Plan	1,216,281	998,105	730,611

	1,392,085	998,105	730,611

During fiscal 2012, the Company granted SARS to purchase shares of common stock to certain key employees. The Company awarded an aggregate of 251,637 SARS with exercise prices ranging from $13.29 to $30.81, which generally vest over a three year period and have a seven year term. The total fair value of the SARS, based on the Black-Scholes Option Pricing Model, amounted to approximately $3.8 million, which will be recorded as compensation expense on a straight-line basis over the vesting period of each SAR.

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

A summary of the stock option and SARS activity for grants issued under the 1993 Plan, 2002 Plan and 2005 Plan is as follows:

		Option and SARS Price Per Share
	Number of Shares	Low	High	Weighted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding January 31, 2009	1,474,965				$10.00	3.17	$10
Vested or expected to vest	1,474,965				$10.00	3.17	$10
Options Exercisable	1,397,076				$9.34	2.90	$10

Granted	1,187,026	$4.53	$15.38	$4.75
Exercised	(80,202)	$3.46	$13.39	$7.92
Cancelled	(671,323)	$4.63	$27.16	$6.96

Outstanding January 30, 2010	1,910,466				$7.90	6.85	$16,128
Vested or expected to vest	1,910,466				$7.90	6.85	$16,128
Options Exercisable	749,160				$11.77	3.41	$3,484

Granted	262,599	$24.34	$30.00	$25.30
Exercised	(427,030)	$4.53	$17.27	$6.27
Cancelled	(28,709)	$4.89	$25.60	$16.33

Outstanding January 29, 2011	1,717,326				$10.81	5.62	$30,208
Vested or expected to vest	1,717,326				$10.81	5.62	$30,208
Options and SARS Exercisable	711,616				$11.79	2.68	$11,816

Granted	251,637	13.29	30.81	26.67
Exercised	(530,109)	4.53	15.71	9.00
Cancelled	(46,769)	4.53	30.07	24.44

Outstanding January 28, 2012	1,392,085				$13.91	5.98	$7,650
Vested or expected to vest	1,392,085				$13.91	5.98	$7,650
Options Exercisable	634,202				$11.59	5.35	$3,723

The aggregate intrinsic value for stock options and SARS in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of $15.44, $28.37, and $16.03 at January 28, 2012, January 29, 2011 and January 30, 2010, respectively. This amount represents the total pre-tax intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date. The total intrinsic value of stock options and SARS exercised in fiscal 2012, 2011 and 2010 was approximately $3.8 million, $7.7 million and $0.6 million, respectively. The total fair value of stock options and SARS vested in fiscal 2012, 2011 and 2010 was approximately $2.3 million, $1.3 million and $0.3 million, respectively.

Additional information regarding options and SARS outstanding and exercisable as of January 28, 2012, is as follows:

Options and SARS Outstanding				Options and SARS Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 4.00 - $ 6.00	690,307	7.15	$4.65	330,821	$4.65
$ 6.01 - $14.00	58,304	3.87	$12.06	36,304	$11.32
$14.01 - $21.00	169,360	2.92	$16.76	156,106	$16.58
$21.01 - $31.00	474,114	5.65	$26.60	110,971	$25.35

	1,392,085			634,202

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

During fiscal 2012, the Company granted performance based restricted stock to certain key employees pursuant to the Company’s Second Amended and Restated 2005 Long-Term Incentive Compensation Plan, and subject to certain conditions in the grant agreement. Such stock generally vests 100% in April 2014, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. A total of 131,686 shares of restricted stock were issued at an estimated value of $4.0 million. Additionally, the Company granted an aggregate of 53,750 shares of restricted stock to certain key employees, with an estimated value of $1.2 million, which vests over a period of three to four years.

Also, during fiscal 2012, the Company awarded to five directors 11,775 shares of restricted stock, which vest over a three-year period at an estimated value of $0.3 million. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During fiscal 2011, the Company granted performance based restricted stock to certain key employees pursuant to the Company’s Second Amended and Restated 2005 Long-Term Incentive Compensation Plan, as amended, and subject to certain conditions in the grant agreement. Such stock generally vests 100% in April 2013, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. A total of 40,704 shares of restricted stock were issued at an estimated value of $1.0 million. Additionally, the Company granted an aggregate of 38,034 shares of restricted stock to certain key employees, with an estimated value of $0.8 million, which vest over a three-year period. These grants will be recorded as compensation expense on a straight-line basis over the vesting period.

During fiscal 2011, the Company awarded to five directors 13,309 shares of restricted stock, which vest over a three-year period at an estimated value of $0.3 million. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During fiscal 2010, the Company awarded one employee 10,000 shares of restricted stock, which vest over a four-year period at an estimated value of $42,000. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock. Also, during fiscal 2010 the Company awarded five directors an aggregate of 32,765 shares of restricted stock, which vest over a three year period at an estimated value of $0.3 million.

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

The Company granted performance based restricted stock to certain key employees pursuant to the Company’s 2005 Long-Term Incentive Compensation Plan, and subject to certain conditions in the grant agreement. Such stock generally vests 100% on February 1, 2013, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. In October 2008, 75,250 shares of restricted stock were issued to 23 employees at an estimated value of $1.1 million.

During fiscal 2012, the Company reversed $4.4 million of previously recognized compensation expense into earnings, since it is no longer probable that the previously established performance targets will be met on certain performance based restricted shares granted during fiscal 2009 and those equity awards are no longer expected to vest.

The values of the restricted stock, expected to vest, will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted shares. The fair value of restricted stock grants is estimated on the date of grant and is generally equal to the closing stock price of the Company’s common stock on the date of grant.

As of January 28, 2012, the total unrecognized compensation cost related to unvested stock options outstanding under the Stock Option Plans is approximately $4.1 million. That cost is expected to be recognized over a weighted-average period of 2.13 years. As of January 28, 2012, the total unrecognized compensation cost related to unvested restricted stock was approximately $3.9 million which is expected to be recognized over a weighted-average period of 4.61 years.

The following table summarizes the restricted stock-based award activity:

	Restricted Shares	Weighted Average Grant Price	Weighted Average Remaining Vesting Period

Unvested as of January 31, 2009	868,551	$17.99	8.06

Granted	42,765
Vested	(26,803)
Forfeited	(24,475)

Unvested as of January 30, 2010	860,038	$16.62	7.05

Granted	92,047
Vested	(22,392)
Forfeited	(3,684)

Unvested as of January 29, 2011	926,009	$18.22	5.92

Granted	197,211
Vested	(37,186)
Forfeited	(87,929)

Unvested as of January 28, 2012	998,105	$19.19	4.61

24.	Segment Information

Beginning in the fourth quarter of fiscal 2012 and as a result of the addition of Rafaella on January 28, 2011, the Company has redefined its reportable segments to conform to the way the Company currently manages and monitors segment performance. The Company now has four reportable segments: Men’s Sportswear and Swim, Women’s Sportswear, Direct-to-Consumer and Licensing. The Men’s Sportswear and Swim, Women’s Sportswear segments derive revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. The Direct-to-Consumer segment derives its revenues from the sale of the Company’s branded and licensed products through its retail stores and e-commerce platform. The Licensing segment derives its revenues from royalties associated from the use of its brand names, principally Perry Ellis, Jantzen, John Henry, Original Penguin, Gotcha, Farah, Savane, Pro Player, Manhattan and Munsingwear. Segment results of prior periods were recast to conform to the current presentation. See footnote 2 to the consolidated financial statements for disclosure of major customers.

The Company allocates certain corporate selling general and administrative expenses based primarily on the revenues generated by the segments.

	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$718,721	$677,481	$654,623
Women’s Sportswear	164,298	26,119	21,251
Direct-to-Consumer	72,530	60,284	53,343
Licensing	25,043	26,404	24,985

Total revenues	$980,592	$790,288	$754,202

Depreciation and amortization
Men’s Sportswear and Swim	$9,028	$9,779	$10,888
Women’s Sportswear	1,412	222	292
Direct-to-Consumer	2,719	1,813	1,979
Licensing	514	397	466

Total depreciation and amortization	$13,673	$12,211	$13,625

Operating income
Men’s Sportswear and Swim	$38,276	$36,089	$30,819
Women’s Sportswear	5,848	(4,582)	(10,434)
Direct-to-Consumer	(5,273)	(4,188)	(6,917)
Licensing	16,534	22,519	21,395

Total operating income	$55,385	$49,838	$34,863
Total costs on early extinguishment of debt	1,306	730	357
Total interest expense	16,103	13,203	17,371

Total net income before income taxes	$37,976	$35,905	$17,135

Identifiable assets
Men’s Sportswear and Swim	$339,085	$267,885
Women’s Sportswear	70,706	116,787
Direct-to-Consumer	23,489	15,404
Licensing	251,342	249,329
Corporate	39,573	36,628

Total identifiable assets	$724,195	$686,033

Revenues from external customers and long-lived assets excluding deferred taxes related to continuing operations in the United States and foreign countries are as follows:

	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Revenues
United States	$905,757	$721,998	$693,398
International	74,835	68,290	60,804

Total revenues	$980,592	$790,288	$754,202

		January 28, 2012	January 29, 2011
		(in thousands)
Long-lived assets at years ended,
United States		$268,784	$272,412
International		44,140	47,044

Total long-lived assets		$312,924	$319,456

25.	Commitments and Contingencies

The Company has licensing agreements, as licensee, for the use of certain branded and designer labels. The license agreements expire on varying dates through June 2015. Total royalty payments under these license agreements amounted to approximately $8.9 million, $10.4 million and $9.2 million for the years ended January 28, 2012, January 29, 2011, January 30, 2010, respectively, and were classified as cost of sales. Under certain licensing agreements, the Company has to pay certain guaranteed minimum payments. Future minimum payments under these contracts amount to $16.6 million.

The Company leases two warehouse facilities, one of which includes office space, in Miami, Florida totaling approximately 66,000 square feet from its Chairman, to handle specialty operations. The leases expire in July 2014. The aggregate annual base payment for these leases is approximately $524,000.

The Company leases several locations for offices, showrooms and retail stores primarily throughout the United States. Lease terms generally range from approximately 3 to 10 years, including anticipated renewal options. The leases generally provide for minimum annual rental payments and are subject to escalations based upon increases in the consumer price index, contractual base rent increases, real estate taxes and other costs. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying retail stores. Certain leases also provide for rent deferral during the initial term of such lease, landlord contributions, and/or scheduled minimum rent increases during the terms of the leases. These leases are classified as either capital leases or operating leases as appropriate. For financial reporting purposes, rent expense associated with operating leases is recorded on a straight-line basis over the life of the lease. These leases expire through 2022. Minimum aggregate annual commitments for the Company’s non-cancelable, unrelated operating lease commitments are as follows:

Year Ending	Amount
(in thousands)
2013	$18,449
2014	12,808
2015	11,524
2016	10,350
2017	8,478
Thereafter	12,595

Total	$74,204

Rent expense for these operating leases, including the related party rent payments discussed in footnote 21 to the consolidated financial statements, amounted to $17.8 million, $14.1 million, and $14.5 million for the years ended January 28, 2012, January 29, 2011, January 30, 2010, respectively.

Capital lease obligations primarily relate to equipment as indicated in footnote 6 to the consolidated financial statements. The current portion of the capital lease obligation in the amount of $138,000 is included in accrued expenses and other liabilities, while the long-term portion of $33,000 is included in unearned revenues and other long-term liabilities. Minimum aggregate annual commitments for the Company’s capital lease obligations are as follows:

Year Ending	Amount
(in thousands)
2013	$138
2014	28
2015	5

Total	$171

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

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material effect on its business operations.

26.	Summarized Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Dollars in thousands, except per share data)
FISCAL YEAR ENDED JANUARY 28, 2012

Net Sales	$282,775	$208,596	$242,116	$222,062	$955,549
Royalty Income	5,514	5,839	6,304	7,386	25,043

Total Revenues	288,289	214,435	248,240	229,448	980,592
Gross Profit	96,970	72,268	82,450	72,054	323,742
Net income	15,378	1,847	6,509	1,783	25,517
Net income attributable to Perry Ellis International, Inc.	15,378	1,847	6,509	1,783	25,517
Net income attributable to Perry Ellis International, Inc. per share:
Basic	$1.07	$0.12	$0.42	$0.12	$1.71
Diluted	$0.99	$0.11	$0.40	$0.12	$1.60

FISCAL YEAR ENDED JANUARY 29, 2011

Net Sales	$214,242	$155,622	$194,856	$199,164	$763,884
Royalty Income	6,107	6,132	6,421	7,744	26,404

Total Revenues	220,349	161,754	201,277	206,908	790,288
Gross Profit	78,744	58,153	71,587	73,975	282,459
Net income (loss)	11,376	(1,888)	7,313	7,711	24,512
Net income (loss) attributable to Perry Ellis International, Inc.	11,199	(1,973)	7,175	7,711	24,112
Net income (loss) attributable to Perry Ellis International, Inc. per share:
Basic	$0.87	($0.15)	$0.54	$0.58	$1.84
Diluted	$0.81	($0.15)	$0.51	$0.54	$1.70

FISCAL YEAR ENDED JANUARY 30, 2010

Net Sales	$214,038	$152,980	$172,154	$190,045	$729,217
Royalty Income	6,006	6,189	6,397	6,393	24,985

Total Revenues	220,044	159,169	178,551	196,438	754,202
Gross Profit	69,234	49,208	60,987	69,669	249,098
Net income (loss)	5,792	(5,154)	4,306	8,576	13,520
Net income (loss) attributable to Perry Ellis International, Inc.	5,849	(5,308)	4,138	8,488	13,167
Net income (loss) attributable to Perry Ellis International, Inc. per share:
Basic	$0.46	($0.42)	$0.33	$0.67	$1.04
Diluted	$0.46	($0.42)	$0.31	$0.64	$1.01

See footnotes 2, 7 and 23 to the consolidated financial statements for further information regarding the impairments on long-lived assets and tradenames, as well as the reversal of previously recognized stock compensation expense which occurred during the fourth quarter ended January 28, 2012.

27.	Consolidating Condensed Financial Statements

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of January 28, 2012 and January 29, 2011 and for each of the years ended January 28, 2012, January 29, 2011 and January 30, 2010. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF JANUARY 28, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$294	$23,822	$—	$24,116
Accounts receivable, net	—	124,016	21,547	—	145,563
Intercompany receivable	191,614	—	—	(191,614)	—
Inventories	—	169,800	28,464	—	198,264
Other current assets	—	31,069	5,843	(3,179)	33,733

Total current assets	191,614	325,179	79,676	(194,793)	401,676

Property and equipment, net	—	51,745	4,751	—	56,496
Intangible assets, net	—	216,702	39,726	—	256,428
Investment in subsidiaries	327,904	—	—	(327,904)	—
Other	6,333	3,182	80	—	9,595

TOTAL	$525,851	$596,808	$124,233	$(522,697)	$724,195

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$9,356	$91,712	$16,110	$(5,418)	$111,760
Intercompany payable	—	139,786	53,495	(193,281)	—

Total current liabilities	9,356	231,498	69,605	(198,699)	111,760

Notes payable and senior credit facility	150,000	21,679	—	—	171,679
Other long-term liabilities	—	66,262	5,760	2,239	74,261

Total long-term liabilities	150,000	87,941	5,760	2,239	245,940

Total liabilities	159,356	319,439	75,365	(196,460)	357,700

Total Equity	366,495	277,369	48,868	(326,237)	366,495

TOTAL	$525,851	$596,808	$124,233	$(522,697)	$724,195

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEETS

AS OF JANUARY 29, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$—	$19,174	$(650)	$18,524
Restricted cash	—	9,369	—	—	9,369
Accounts receivable, net	—	72,765	56,769	—	129,534
Intercompany receivable	89,317	—	—	(89,317)	—
Inventories	—	158,461	17,294	—	175,755
Other current assets	13,421	24,305	4,210	(13,487)	28,449

Total current assets	102,738	264,900	97,447	(103,454)	361,631

Property and equipment, net	—	51,303	3,774	—	55,077
Intangible assets	—	220,779	43,600	—	264,379
Investment in subsidiaries	302,387	—	—	(302,387)	—
Other assets	3,036	1,839	71	—	4,946

TOTAL	$408,161	$538,821	$144,892	$(405,841)	$686,033

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$—	$114,988	$14,677	$(16,640)	$113,025
Intercompany payable	—	8,114	82,591	(90,705)	—

Total current liabilities	—	123,102	97,268	(107,345)	113,025

Notes payable and senior credit facility	105,221	97,342	—	—	202,563
Other long-term liabilities	—	58,022	6,980	2,503	67,505

Total long-term liabilities	105,221	155,364	6,980	2,503	270,068

Total liabilities	105,221	278,466	104,248	(104,842)	383,093

Total Equity	302,940	260,355	40,644	(300,999)	302,940

TOTAL	$408,161	$538,821	$144,892	$(405,841)	$686,033

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 28, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$—	$864,736	$115,856	$—	$980,592
Gross profit	—	269,478	54,264	—	323,742
Impairment on long-lived assets	—	5,066	1,000	—	6,066
Operating income	—	46,273	9,112	—	55,385
Costs on early extinguishment of debt	—	1,306	—	—	1,306
Interest and income taxes	—	27,953	609	—	28,562
Equity in earnings of subsidiaries, net	25,517	—	—	(25,517)	—
Net income attributable to Perry Ellis International, Inc.	25,517	17,014	8,503	(25,517)	25,517

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 29, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$—	$695,878	$94,410	$—	$790,288
Gross profit	—	237,518	44,941	—	282,459
Impairment on long-lived assets	—	392	—	—	392
Operating income	—	42,722	7,116	—	49,838
Costs on early extinguishment of debt	—	730	—	—	730
Interest, noncontrolling interest and income taxes	—	26,004	(1,008)	—	24,996
Equity in earnings of subsidiaries, net	24,112	—	—	(24,112)	—
Net income attributable to Perry Ellis International, Inc.	24,112	15,988	8,124	(24,112)	24,112

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 30, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$—	$673,171	$81,031	$—	$754,202
Gross profit	—	214,044	35,054	—	249,098
Impairment on long-lived assets	—	254	—	—	254
Operating income (loss)	—	36,945	(2,082)	—	34,863
Costs on early extinguishment of debt	—	357	—	—	357
Interest, noncontrolling interest and income taxes	1,646	21,082	(1,389)	—	21,339
Equity in earnings of subsidiaries, net	14,813	—	—	(14,813)	—
Net income (loss) attributable to Perry Ellis International, Inc.	13,167	15,506	(693)	(14,813)	13,167

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE YEAR ENDED JANUARY 28, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$23,447	$(56,058)	$32,673	$650	$712

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(11,147)	(1,985)	—	(13,132)
Proceeds on sale of intangible assets	—	—	2,875	—	2,875
Payment on purchase of intangible assets	—	(535)	—	—	(535)
Payment on purchase of operating leases	—	(904)	—	—	(904)
Redemption of restricted funds as collateral	—	9,369	—	—	9,369

Net cash (used in) provided by investing activities	—	(3,217)	890	—	(2,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	398,208	—	—	398,208
Payments on senior credit facility	—	(473,871)	—	—	(473,871)
Payments on senior subordinated notes	(105,792)	—	—	—	(105,792)
Payments on real estate mortgages	—	(549)	—	—	(549)
Deferred financing fees	—	(103)	—	—	(103)
Proceeds from issuance of senior subordinated notes	150,000	—	—	—	150,000
Debt issuance costs	(3,504)	—	—	—	(3,504)
Payments on capital leases	—	(381)	—	—	(381)
Proceeds from issuance of common stock	56,000	—	—	—	56,000
Stock issuance costs	(3,074)	—	—	—	(3,074)
Tax benefit from exercise of stock options	1,267	—	—	—	1,267
Proceeds from exercise of stock options	4,768	—	—	—	4,768
Purchase of treasury stock	(15,958)	—	—	—	(15,958)
Intercompany transactions	(107,350)	136,265	(28,636)	(279)	—

Net cash (used in) provided by financing activities	(23,643)	59,569	(28,636)	(279)	7,011

Effect of exchange rate changes on cash and cash equivalents	196	—	(279)	279	196

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	294	4,648	650	5,592
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	19,174	(650)	18,524

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$294	$23,822	$—	$24,116

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 29, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,865	$31,496	$(14,220)	$(137)	$21,004

CASH FLOWS FROM INVESTING
Purchase of property and equipment	—	(4,998)	(1,239)	—	(6,237)
Proceeds on sale of intangible assets	—	—	1,100	—	1,100
Payment of restricted funds as collateral	—	(9,369)	—	—	(9,369)
Payment for acquired businesses, net of cash acquired	—	(75,438)	—	—	(75,438)
Proceeds in connection with purchase price adjustment	—	(4,547)	—	—	(4,547)

Net cash used in investing activities	—	(94,352)	(139)	—	(94,491)

CASH FLOWS FROM FINANCING
Borrowings from senior credit facility	—	576,319	—	—	576,319
Payments on senior credit facility	—	(478,977)	—	—	(478,977)
Deferred financing fees	—	(158)	—	—	(158)
Payments on real estate mortgage	—	(11,219)	—	—	(11,219)
Payments on senior subordinate notes	(454)	(25,000)	—	—	(25,454)
Proceeds from refinancing of real estate mortgage	—	13,000	—	—	13,000
Payments on capital leases	—	(301)	—	—	(301)
Payment of noncontrolling interest	—	—	(4,557)		(4,557)
Proceeds from exercise of stock options	2,677	—	—	—	2,677
Tax benefit from exercise of stock options	2,270	—	—	—	2,270
Intercompany transactions	(8,500)	(19,121)	25,297	2,324	—

Net cash (used in) provided by financing activities	(4,007)	54,543	20,740	2,324	73,600

Effect of exchange rate changes on cash and cash equivalents	142	—	334	(334)	142

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	(8,313)	6,715	1,853	255
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	8,313	12,459	(2,503)	18,269

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$19,174	$(650)	$18,524

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 30, 2010

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$13,254	$94,149	$(20,691)	$2,083	$88,795

CASH FLOWS FROM INVESTING
Purchase of property and equipment	(1,022)	(1,531)	(181)	—	(2,734)
Proceeds on sale of intangible assets	—	—	700	—	700

Net cash (used in) provided by investing activities	(1,022)	(1,531)	519	—	(2,034)

CASH FLOWS FROM FINANCING
Payments on senior credit facility	—	(700,649)	—	—	(700,649)
Borrowings from senior credit facility	—	646,234	—	—	646,234
Payments on senior subordinate notes	(11,776)	(9,072)	—	—	(20,848)
Payments on real estate mortgage	—	(469)	—	—	(469)
Payments on capital leases	(357)	—	—	—	(357)
Proceeds from exercise of stock options	636	—	—	—	636
Tax benefit from exercise of stock options	205	—	—	—	205
Purchase of treasury stock	(1,751)	—	—	—	(1,751)
Intercompany transactions	1,117	(22,158)	24,813	(3,772)	—

Net cash (used in) provided by financing activities	(11,926)	(86,114)	24,813	(3,772)	(76,999)

Effect of exchange rate changes on cash and cash equivalents	(306)	4	(1,786)	1,782	(306)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	6,508	2,855	93	9,456
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	1,805	9,604	(2,596)	8,813

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$8,313	$12,459	$(2,503)	$18,269

28.	Subsequent Events

Pursuant to FASB ASC TOPIC 855—“Subsequent Events,” the Company evaluated subsequent events through the date the financial statements were issued for potential recognition or disclosure in the consolidated financial statements.

On February 16, 2012, the Company acquired the world-wide intellectual property rights of the Ben Hogan family of brands from Callaway Golf Company for approximately $7.0 million.

Schedule II

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED

(amounts in thousands)

	Balance at beginning of period	Charged to expense	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended January 28, 2012:
Allowance for doubtful accounts	$1,795	93	—	(675)	$1,213
Allowance for deferred tax asset	$5,098	43	(550)	—	$4,591
Allowance for operational chargebacks, returns, and customer markdowns	$24,414	87,382	—	(85,257)	$26,539

Year Ended January 29, 2011:
Allowance for doubtful accounts	$1,861	96	—	(162)	$1,795
Allowance for deferred tax asset	$5,366	(268)	—	—	$5,098
Allowance for operational chargebacks, returns, and customer markdowns	$17,052	63,649	6,907	(63,194)	$24,414

Year Ended January 30, 2010:
Allowance for doubtful accounts	$1,029	1,307	—	(475)	$1,861
Allowance for deferred tax asset	$3,408	1,958	—	—	$5,366
Allowance for operational chargebacks, returns, and customer markdowns	$21,960	62,110	—	(67,018)	$17,052

Exhibit Index

Exhibit No	Description of Exhibit

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase