Form 10-Q
period 2012-04-28
PERRY ELLIS INTERNATIONAL INC
filed 2012-06-06
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 28, 2012

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

The number of shares outstanding of the registrant’s common stock is 15,859,967 (as of May 31, 2012).

PERRY ELLIS INTERNATIONAL, INC.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	April 28, 2012	January 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$28,471	$24,116
Accounts receivable, net	175,196	145,563
Inventories	167,200	198,264
Deferred income taxes	12,196	11,873
Prepaid income taxes	7,165	8,247
Other current assets	10,450	13,613

Total current assets	400,678	401,676

Property and equipment, net	54,801	56,496
Other intangible assets, net	248,995	242,634
Goodwill	13,794	13,794
Other assets	9,889	9,595

TOTAL	$728,157	$724,195

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$72,285	$80,253
Accrued expenses and other liabilities	16,158	15,879
Accrued interest payable	1,203	4,186
Unearned revenues	3,917	4,179
Other current liabilities	7,544	7,263

Total current liabilities	101,107	111,760

Senior subordinated notes payable, net	150,000	150,000
Senior credit facility	23,162	21,679
Real estate mortgages	24,943	25,114
Deferred pension obligation	16,858	17,326
Unearned revenues and other long-term liabilities	15,200	15,425
Deferred income taxes	18,553	16,396

Total long-term liabilities	248,716	245,940

Total liabilities	349,823	357,700

Commitments and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 16,900,761 shares issued and outstanding as of April 28, 2012 and 16,787,161 shares issued and outstanding as of January 28, 2012	167	167
Additional paid-in-capital	162,408	160,997
Retained earnings	239,143	229,467
Accumulated other comprehensive loss	(7,426)	(8,178)

Total	394,292	382,453
Treasury stock at cost; 1,157,300 shares as of April 28, 2012 and January 28, 2012, respectively	(15,958)	(15,958)

Total equity	378,334	366,495

TOTAL	$728,157	$724,195

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	April 28,	April 30,
	2012	2011

Revenues:
Net sales	$259,016	$282,775
Royalty income	6,507	5,514

Total revenues	265,523	288,289
Cost of sales	177,783	191,319

Gross profit	87,740	96,970

Operating expenses
Selling, general and administrative expenses	66,347	63,375
Depreciation and amortization	3,418	3,189

Total operating expenses	69,765	66,564

Operating income	17,975	30,406
Costs on early extinguishment of debt	—	1,306
Interest expense	3,809	4,666

Net income before income taxes	14,166	24,434
Income tax provision	4,490	9,056

Net income	9,676	15,378

Net income per share:
Basic	$0.66	$1.07

Diluted	$0.64	$0.99

Weighted average number of shares outstanding
Basic	14,641	14,421
Diluted	15,177	15,538

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended
	April 28,	April 30,
	2012	2011

Net income	$9,676	$15,378

Other Comprehensive income:
Foreign currency translation adjustments, net	752	1,143

Comprehensive income	$10,428	$16,521

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	April 28,	April 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,676	$15,378
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,308	3,162
Provision for bad debts	146	85
Tax benefit from exercise of stock options	(80)	(175)
Amortization of debt issue cost	181	115
Amortization of premiums and discounts	12	(52)
Deferred income taxes	1,834	2,262
Share based compensation	1,186	1,359
Change in fair value and settlement of derivatives	—	(1,832)
Costs on early extinguishment of debt	—	1,306
Changes in operating assets and liabilities:
Accounts receivable, net	(29,479)	(52,340)
Inventories	31,559	(2,821)
Other current assets and prepaid income taxes	(195)	2,576
Other assets	(78)	(577)
Deferred pension obligation	(469)	(395)
Accounts payable and accrued expenses	(7,736)	(2,535)
Income taxes payable	—	1,325
Accrued interest payable	(2,983)	(1,669)
Unearned revenues and other liabilities	(216)	560

Net cash provided by (used in) operating activities	6,666	(34,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,321)	(2,045)
Proceeds on sale of intangible assets	—	2,875
Payment on purchase of intangible assets	(7,000)	(500)
Proceeds in connection with purchase price adjustment	4,547	—
Redemption of restricted funds as collateral	—	7,372

Net cash (used in) provided by investing activities	(3,774)	7,702

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	115,398	122,603
Payments on senior credit facility	(113,915)	(187,431)
Payments on real estate mortgages	(173)	(154)
Proceeds from issuance of senior subordinate notes	—	150,000
Debt issuance costs	—	(3,000)
Payments on senior subordinate notes	—	(105,792)
Payments on capital leases	(103)	(88)
Proceeds from exercise of stock options	145	165
Tax benefit from exercise of stock options	80	175
Proceeds from issuance of common stock	—	56,000
Stock issuance costs	—	(2,800)

Net cash provided by financing activities	1,432	29,678

Effect of exchange rate changes on cash and cash equivalents	31	92

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,355	3,204
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,116	18,524

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,471	$21,728

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	April 28,	April 30,
	2012	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,780	$6,654

Income taxes	$796	$180

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$—	$129

Capital lease financing	$—	$15

Investment in joint venture	$396	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited condensed consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of the Securities and Exchange Commission on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP for annual financial statements. These condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2012, filed with the Securities and Exchange Commission on April 12, 2012.

The information presented reflects all adjustments, which are in the opinion of management of a normal and recurring nature, necessary for a fair presentation of the interim periods. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 provides amendments to Topic 820 effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Early adoption is not permitted for public entities. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011, and should be applied prospectively. The adoption of ASU 2011-04 did not have a material impact on the Company’s results of operations or the Company’s financial position.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and disclosures required by these amendments should be provided retrospectively for all comparative periods presented. The adoption of ASU No. 2011-11 did not have a material impact on the Company’s results of operations or its financial position.

3. ACQUISITIONS

Acquisition of Ben Hogan

On February 16, 2012, the Company acquired the world-wide intellectual property rights of the Ben Hogan family of brands from Callaway Golf Company for a purchase price of $7.0 million. The acquisition was financed through existing cash and borrowings under the Company’s existing senior credit facility. Ben Hogan brands are ideally positioned to strengthen the Company’s golf business within the Men’s Sportswear and Swim segment.

The purchase price of $7.0 million was comprised of tradenames, which have been identified as indefinite useful life assets and are not subject to amortization.

Pro forma information for the acquisition of Ben Hogan has not been provided as it is immaterial to the Company’s consolidated operations.

Acquisition of Rafaella

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

At January 28, 2011, the initial consideration paid by the Company totaled $80.0 million in cash and a warrant to purchase 106,565 shares of the Company’s common stock valued at approximately $2.6 million. During the fourth quarter of fiscal 2012, the cash portion of the purchase price was adjusted as set forth in the Agreement based on a post-closing true-up of net working capital, which resulted in total adjusted cash paid by the Company totaling $75.4 million. The original cash paid was reduced by $4.5, and such amount was included as a receivable from the Sellers in other current assets in the consolidated balance sheet as of January 28, 2012. The $4.5 million was collected during the first quarter of fiscal 2013.

4. INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, freight, and commissions to buying agents.

Inventories consisted of the following as of:

	April 28,	January 28,
	2012	2012
	(in thousands)

Finished goods	$165,073	$195,473
Raw materials and in process	2,127	2,791

Total	$167,200	$198,264

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 28,	January 28,
	2012	2012
	(in thousands)

Furniture, fixture and equipment	$92,160	$91,638
Buildings	19,532	19,525
Vehicles	902	902
Leasehold improvements	30,474	30,577
Land	9,210	9,210

Total	152,278	151,852
Less: accumulated depreciation and amortization	(97,477)	(95,356)

Total	$54,801	$56,496

The above table of property and equipment includes assets held under capital leases as of:

	April 28,	January 28,
	2012	2012
	(in thousands)
Furniture, fixture and equipment	$1,093	$1,093
Less: accumulated depreciation and amortization	(1,013)	(921)

Total	$80	$172

For the three months ended April 28, 2012 and April 30, 2011, depreciation and amortization expense relating to property and equipment amounted to $3.1 million and $2.9 million, respectively, for each of the periods. These amounts include amortization expense for leased property under capital leases.

6. INTANGIBLE ASSETS

Trademarks

Trademarks included in other intangible assets, net, are considered indefinite-lived assets and totaled $241.8 million at April 28, 2012 and $235.2 million at January 28, 2012.

Other Intangible Assets

Other intangible assets represent customer lists as of:

	April 28, 2012	January 28, 2012
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(1,215)	(972)

Total	$7,235	$7,478

For the three months ended April 28, 2012 and April 30, 2011, amortization expense relating to customer lists amounted to approximately $0.2 million, respectively, for each of the periods.

7. INVESTMENT IN JOINT VENTURE

On April 20, 2012, the Company formed a joint venture, Manhattan China Limited, with China Outfitters Holdings Limited (“COHL”). Under the joint venture agreement, Manhattan China Limited has 10,000,000 initial authorized shares of capital (“joint venture shares”). COHL holds 7,500,000 joint venture shares, a 75% ownership interest in the joint venture, and the Company holds 2,500,000 joint venture shares, a 25% ownership interest in Manhattan China Limited, which is accounted for under the equity method. The Company has a put option to sell its 2,500,000 joint venture shares to COHL in exchange for cash or COHL shares at any time before April 20, 2020. As of April 28, 2012, the Company’s investment in unconsolidated joint venture, which is classified as an other long-term asset in the accompanying condensed consolidated balance sheets was approximately $0.4 million. The Company did not have equity income (loss) for the three months ended April 28, 2012, as the joint venture had no operations.

8. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	April 28,	January 28,
	2012	2012
	(in thousands)

Total letter of credit facilities	$55,324	$55,314
Outstanding letters of credit	(4,259)	(4,555)

Total letters of credit available	$51,065	$50,759

9. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $4.0 million and $3.8 million for the three months ended April 28, 2012 and April 30, 2011, respectively, and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

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

In connection with the acquisition of Rafaella, the Company issued a non-participating warrant as part of the purchase price which became exercisable on the business day immediately following the first business day after the closing. The warrant is exercisable for a total of 106,565 shares of the Company’s common stock at an exercise price of $.01 per share, which has been included in the calculation of diluted net income per share for the three months ended April 28, 2012 and April 30, 2011.

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended
	April 28,	April 30,
	2012	2011
	(in thousands, except per share data)
Numerator:
Net income	$9,676	$15,378

Denominator:
Basic-weighted average shares	14,641	14,421
Dilutive effect: equity awards	429	1,010
Dilutive effect: warrant	107	107

Diluted-weighted average shares	15,177	15,538

Basic income per share	$0.66	$1.07

Diluted income per share	$0.64	$0.99

Antidilutive effect:(1)	1,775	497

(1)

Represents weighted average of stock options to purchase shares of common stock, SARS and restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

11. EQUITY

The following table reflects the changes in equity of Perry Ellis International, Inc.:

Total Equity of Perry Ellis International, Inc.
(in thousands)

Equity at January 29, 2012	$366,495

Comprehensive income	10,428
Share transactions under employee stock purchase plans	1,411

Equity at April 28, 2012	$378,334

Equity at January 30, 2011	$302,940

Comprehensive income	16,521
Share transactions under employee stock purchase plans	1,699
Issuance of common stock	53,200

Equity at April 30, 2011	$374,360

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss at April 28, 2012 and January 28, 2012 was comprised of the following:

	April 28, 2012	January 28, 2012
	(in thousands)
Foreign currency translation	$(303)	$(1,055)
Unrealized loss on pension liability, net of tax	(7,123)	(7,123)

	$(7,426)	$(8,178)

13. DERIVATIVES

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

The location and amount of (losses) on derivative instruments not designated as hedging instruments reported in the consolidated statements of income are as follows:

	Location of (Loss) Recognized in Income	Three Months Ended
		April 28,	April 30,
Derivatives Not Designed As Hedging Instruments		2012	2011
		(in thousands)

Derivative : 75 Million Cap Agreement	Interest expense	$—	$(103)

Total		$—	$(103)

Refer to Note 18, “Fair Value Measurements,” for disclosures of the fair value and line item caption of derivative instruments recorded on the condensed consolidated balance sheets.

14. INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2009 through 2012 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to open tax years from 2005 through 2012, depending on each state’s particular statute of limitation. As of April 28, 2012, various state, local, and foreign income tax returns are under examination by taxing authorities. There are currently no U.S. federal income tax returns under examination.

The Company had a $1.4 million liability recorded for unrecognized tax benefits as of January 28, 2012, which includes interest and penalties of $0.4 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three months ended April 28, 2012, the total amount of unrecognized tax benefits decreased by approximately $0.7 million, including $0.3 million of settlement payments. The change to the total amount of the unrecognized tax benefit for the three months ended April 28, 2012 included a decrease in interest and penalties of approximately $0.1 million.

During the quarter ended April 28, 2012, the Company reached a settlement with the State of New Jersey regarding the income tax liabilities pertaining to the 2004 through 2011 tax years. The liability was settled for less than the recorded amount resulting in a $0.5 million benefit recorded to income tax expense. The Company does not currently anticipate a resolution within the next twelve months for any of the remaining unrecognized tax benefits as of April 28, 2012. However, the statute of limitations related to the Company’s 2009 U.S. federal tax year will expire within the next twelve months. The lapse in the statute of limitations would be expected to decrease tax expense within the next twelve months. The expiration of the statute of limitations related to the Company’s 2009 U.S. federal tax year could result in a tax benefit of up to approximately $0.1 million.

15. STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED SHARES

During the three months ended April 28, 2012, the Company granted an aggregate of 327,198 SARs, to be settled in shares of common stock to certain key employees. The SARs have an exercise price of $18.19, generally vest over a three-year period and have a seven-year term. The total fair value of the SARs, based on the Black-Scholes Option Pricing Model, amounted to approximately $3.4 million, which will be recorded as compensation expense on a straight-line basis over the vesting period of each SAR.

During the three months ended April 28, 2012, the Company granted performance based restricted stock to certain key employees pursuant to the Company’s 2005 Long Term Incentive Compensation Plan, as amended and restated, and subject to certain conditions in the grant agreement. Such stock generally vests 100% in May 2015, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. A total of 83,817 shares of restricted stock were issued at an estimated value of $1.5 million, which will be recorded as compensation expense on a straight-line basis over the vesting period.

Also, during the three months ended April 28, 2012, the Company granted an aggregate of 5,500 shares of restricted stock to certain key employees, which vest over a two-year period at an estimated value of $0.1 million. This value will be recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

16. SEGMENT INFORMATION

The Company has four reportable segments: Men’s Sportswear and Swim, Women’s Sportswear, Direct-to-Consumer and Licensing. The Men’s Sportswear and Swim and Women’s Sportswear segments derive revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. The Direct-to-Consumer segment derives its revenues from the sale of the Company’s branded and licensed products through its retail stores and e-commerce platform. The Licensing segment derives its revenues from royalties associated with the use of its brand names, principally Perry Ellis, Jantzen, John Henry, Original Penguin, Gotcha, Farah, Savane, Pro Player, Manhattan and Munsingwear. Segment results of prior periods were recast to conform to the current presentation.

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	Three Months Ended
	April 28,	April 30,
	2012	2011
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$198,362	$220,154
Women’s Sportswear	42,402	48,417
Direct-to-Consumer	18,252	14,204
Licensing	6,507	5,514

Total revenues	$265,523	$288,289

Depreciation and amortization
Men’s Sportswear and Swim	$2,122	$2,266
Women’s Sportswear	461	334
Direct-to-Consumer	724	511
Licensing	111	78

Total depreciation and amortization	$3,418	$3,189

Operating income
Men’s Sportswear and Swim	$13,217	$24,508
Women’s Sportswear	1,136	3,095
Direct-to-Consumer	(1,740)	(1,736)
Licensing	5,362	4,539

Total operating income	$17,975	$30,406
Total costs on early extinguishment of debt	—	1,306
Total interest expense	3,809	4,666

Total net income before income taxes	$14,166	$24,434

17. BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the first quarter of fiscal 2013 and 2012:

	Three Months Ended
	April 28,	April 30,
	2012	2011
	(in thousands)

Service cost	$63	$63
Interest cost	433	509
Expected return on plan assets	(483)	(544)
Amortization of net loss (gain)	131	4

Net periodic benefit cost	$144	$32

18. FAIR VALUE MEASUREMENTS

Accounts receivable, accounts payable, accrued interest payable and accrued expenses. The carrying amounts reported in the balance sheets approximate fair value due to the short-term nature of these instruments.

Real estate mortgages. The carrying amounts of the real estate mortgages were approximately $25.6 million and $25.8 million at April 28, 2012 and January 28, 2012, respectively. The carrying values of the real estate mortgages at April 28, 2012 and January 28, 2012 approximate fair value since they were recently entered into and thus the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior secured notes. The carrying amounts of the senior secured notes were approximately $150.0 million at April 28, 2012 and January 28, 2012, respectively. As of April 28, 2012 and January 28, 2012, the fair value of the 7 7/8% senior subordinated notes payable was approximately $150.5 million and $154.3 million, respectively, based on quoted market prices.

Interest rate cap. The interest rate cap agreement was terminated during March 2011, therefore no fair value measurements were reported as of April 28, 2012 and January 28, 2012, respectively.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

19. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of April 28, 2012 and January 28, 2012 and for the three months ended April 28, 2012 and April 30, 2011. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF APRIL 28, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$1,731	$26,740	$—	$28,471
Accounts receivable, net	—	149,890	25,306	—	175,196
Intercompany receivable	190,616	—	—	(190,616)	—
Inventories	—	141,203	25,997	—	167,200
Other current assets	—	30,423	2,117	(2,729)	29,811

Total current assets	190,616	323,247	80,160	(193,345)	400,678

Property and equipment, net	—	50,068	4,733	—	54,801
Intangible assets, net	—	223,459	39,330	—	262,789
Investment in subsidiaries	337,580	—	—	(337,580)	—
Other assets	6,309	3,105	475	—	9,889

TOTAL	$534,505	$599,879	$124,698	$(530,925)	$728,157

LIABILITIES AND EQUITY

Current Liabilities:

Accounts payable, accrued expenses and other current liabilities	$6,171	$84,868	$15,036	$(4,968)	$101,107
Intercompany payable	—	140,470	51,061	(191,531)	—

Total current liabilities	6,171	225,338	66,097	(196,499)	101,107

Notes payable and senior credit facility	150,000	23,162	—	—	173,162
Other long-term liabilities	—	67,885	5,430	2,239	75,554

Total long-term liabilities	150,000	91,047	5,430	2,239	248,716

Total liabilities	156,171	316,385	71,527	(194,260)	349,823

Total Equity	378,334	283,494	53,171	(336,665)	378,334

TOTAL	$534,505	$599,879	$124,698	$(530,925)	$728,157

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF JANUARY 28, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$294	$23,822	$—	$24,116
Accounts receivable, net	—	124,016	21,547	—	145,563
Intercompany receivable	191,614	—	—	(191,614)	—
Inventories	—	169,800	28,464	—	198,264
Other current assets	—	31,069	5,843	(3,179)	33,733

Total current assets	191,614	325,179	79,676	(194,793)	401,676

Property and equipment, net	—	51,745	4,751	—	56,496
Intangible assets, net	—	216,702	39,726	—	256,428
Investment in subsidiaries	327,904	—	—	(327,904)	—
Other assets	6,333	3,182	80	—	9,595

TOTAL	$525,851	$596,808	$124,233	$(522,697)	$724,195

LIABILITIES AND EQUITY

Current Liabilities:

Accounts payable, accrued expenses and other current liabilities	$9,356	$91,712	$16,110	$(5,418)	$111,760
Intercompany payable	—	139,786	53,495	(193,281)	—

Total current liabilities	9,356	231,498	69,605	(198,699)	111,760

Notes payable and senior credit facility	150,000	21,679	—	—	171,679
Other long-term liabilities	—	66,262	5,760	2,239	74,261

Total long-term liabilities	150,000	87,941	5,760	2,239	245,940

Total liabilities	159,356	319,439	75,365	(196,460)	357,700

Total Equity	366,495	277,369	48,868	(326,237)	366,495

TOTAL	$525,851	$596,808	$124,233	$(522,697)	$724,195

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 28, 2012

(amounts in thousands)

			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$—	$228,928	$36,595	$—	$265,523
Gross profit	—	70,842	16,898	—	87,740
Operating income	—	13,500	4,475	—	17,975
Interest and income taxes	—	7,375	924	—	8,299
Equity in earnings of subsidiaries, net	9,676	—	—	(9,676)	—
Net income	9,676	6,125	3,551	(9,676)	9,676
Comprehensive income	10,428	6,125	4,303	(10,428)	10,428

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2011

(amounts in thousands)

			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$—	$258,837	$29,452	$—	$288,289
Gross profit	—	82,584	14,386	—	96,970
Operating income	—	26,053	4,353	—	30,406
Costs on early extinguishment of debt	—	1,306	—	—	1,306
Interest and income taxes	—	13,150	572	—	13,722
Equity in earnings of subsidiaries, net	15,378	—	—	(15,378)	—
Net income	15,378	11,597	3,781	(15,378)	15,378
Comprehensive income	16,521	11,597	4,924	(16,521)	16,521

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 28, 2012

(amounts in thousands)

			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1,975)	$3,105	$5,536	$—	$6,666

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,106)	(215)	—	(1,321)
Payment on purchase of intangible assets	—	(7,000)	—	—	(7,000)
Proceeds in connection with purchase price adjustment	—	4,547	—	—	4,547

Net cash used in investing activities	—	(3,559)	(215)	—	(3,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior credit facility	—	115,398	—	—	115,398
Payments on senior credit facility	—	(113,915)	—	—	(113,915)
Payments on real estate mortgages	—	(173)	—	—	(173)
Payments on capital leases	—	(103)	—	—	(103)
Proceeds from exercise of stock options	145	—	—	—	145
Tax benefit from exercise of stock options	80	—	—	—	80
Intercompany transactions	1,719	684	(2,434)	31	—

Net cash provided by (used in) financing activities	1,944	1,891	(2,434)	31	1,432
Effect of exchange rate changes on cash and cash equivalents	31	—	31	(31)	31

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	1,437	2,918	—	4,355
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	294	23,822	—	24,116

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1,731	$26,740	$—	$28,471

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2011

(amounts in thousands)

			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$23,861	$(96,634)	$39,837	$(1,332)	$(34,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,007)	(38)	—	(2,045)
Proceeds on sale of intangible assets	—	—	2,875	—	2,875
Payment on purchase of intangible assets	—	(500)	—	—	(500)
Redemption of restricted funds as collateral	—	7,372	—	—	7,372

Net cash provided by investing activities	—	4,865	2,837	—	7,702

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	122,603	—	—	122,603
Payments on senior credit facility	—	(187,431)	—	—	(187,431)
Payments on real estate mortgages	—	(154)	—	—	(154)
Proceeds from issuance of senior subordinate notes	150,000	—	—	—	150,000
Debt issuance costs	(3,000)	—	—	—	(3,000)
Payments on senior subordinate notes	(105,792)	—	—	—	(105,792)
Payments on capital leases	—	(88)	—	—	(88)
Proceeds from exercise of stock options	165	—	—	—	165
Tax benefit from exercise of stock options	175	—	—	—	175
Proceeds from issuance of common stock	56,000	—	—	—	56,000
Stock issuance costs	(2,800)	—	—	—	(2,800)
Intercompany transactions	(118,701)	156,839	(38,230)	92	—

Net cash (used in) provided by operating activities	(23,953)	91,769	(38,230)	92	29,678
Effect of exchange rate changes on cash and cash equivalents	92	—	92	(92)	92

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	4,536	(1,332)	3,204
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	19,174	(650)	18,524

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$23,710	$(1,982)	$21,728

20. SUBSEQUENT EVENTS

Pursuant to FASB ASC TOPIC 855 - “Subsequent Events,” the Company evaluated subsequent events through the date the financial statements were issued for potential recognition or disclosure in the consolidated financial statements.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended January 28, 2012, filed with the Securities and Exchange Commission on April 12, 2012.

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 28, 2012 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks and goodwill, and the measurement of retirement related benefits. We believe that there have been no significant changes to our critical accounting policies during the three months ended April 28, 2012 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 28, 2012.

Results of Operations

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income, the most directly comparable GAAP financial measure:

	Three Months Ended
	April 28,	April 30,
	2012	2011
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$198,362	$220,154
Women’s Sportswear	42,402	48,417
Direct-to-Consumer	18,252	14,204
Licensing	6,507	5,514

Total revenues	$265,523	$288,289

	000000	000000
	Three Months Ended
	April 28, 2012	April 30, 2011
Reconciliation of operating income to EBITDA
Operating income by segment:
Men’s Sportswear and Swim	$13,217	$24,508
Women’s Sportswear	1,136	3,095
Direct-to-Consumer	(1,740)	(1,736)
Licensing	5,362	4,539

Total operating income	$17,975	$30,406

Add:
Depreciation and amortization
Men’s Sportswear and Swim	2,122	2,266
Women’s Sportswear	461	334
Direct-to-Consumer	724	511
Licensing	111	78

Total depreciation and amortization	3,418	3,189

EBITDA by segment:
Men’s Sportswear and Swim	$15,339	$26,774
Women’s Sportswear	1,597	3,429
Direct-to-Consumer	(1,016)	(1,225)
Licensing	5,473	4,617

Total EBITDA	$21,393	$33,595

EBITDA margin by segment
Men’s Sportswear and Swim	7.7%	12.2%
Women’s Sportswear	3.8%	7.1%
Direct-to-Consumer	-5.6%	-8.6%
Licensing	84.1%	83.7%
Total EBITDA margin	8.1%	11.7%

EBITDA consists of earnings before interest, taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, and does not represent cash flow from operations. The most directly comparable GAAP financial measure, presented above, is operating income. EBITDA and EBITDA margin are presented solely as a supplemental disclosure because management believes that they are a common measure of operating performance in the apparel industry.

The following is a discussion of the results of operations for the three month period in the first quarter of the fiscal year ending February 2, 2013 (“fiscal 2013”) compared with the three month period in the first quarter of the fiscal year ended January 28, 2012 (“fiscal 2012”).

Results of Operations - three months ended April 28, 2012 compared to the three months ended April 30, 2011.

Net sales. Men’s Sportswear and Swim net sales for the three months ended April 28, 2012 were $198.4 million, a decrease of $21.8 million, or 9.9%, from $220.2 million for the three months ended April 30, 2011. Net sales decreases came primarily from our planned decrease in Perry Ellis, partially offset by increases in our golf and Axist businesses.

Women’s Sportswear net sales for the three months ended April 28, 2012 were $42.4 million, a decrease of $6.0 million, or 12.4%, from $48.4 million for the three months ended April 30, 2011. Net sales decreased primarily due to our Rafaella sportswear business, partially offset by increases in our contemporary Laundry dress business.

Direct-to-Consumer net sales for the three months ended April 28, 2012 were $18.3 million, an increase of $4.1 million, or 28.9%, from $14.2 million for the three months ended April 30, 2011. The primary reason for the increase is our continued store expansion and our e-commerce platform growth. We also realized positive comparable store increases in our store base.

Royalty income. Royalty income for the three months ended April 28, 2012 was $6.5 million, an increase of $1.0 million, or 18.2%, from $5.5 million for the three months ended April 30, 2011. Royalty income increases were attributable to Perry Ellis and Original Penguin footwear, as well as the fragrance license for Laundry by Shelli Segal.

Gross profit. Gross profit was $87.7 million for the three months ended April 28, 2012, decreasing $9.3 million, or 9.6%, from $97.0 million for the three months ended April 30, 2011.

Gross profit margin. As a percentage of total revenue, gross profit margins were 33.0% for the three months ended April 28, 2012, as compared to 33.6% for the three months ended April 30, 2011, a decrease of 60 basis points. This decrease is primarily associated with the impact from the write-down and liquidation of planned exits of brands, which will be experienced during fiscal 2013. This decrease was partially offset by higher margins in our direct-to-consumer business, golf lifestyle and licensing.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended April 28, 2012 were $66.3 million, an increase of $2.9 million, or 4.6%, from $63.4 million for the three months ended April 30, 2011. The increase was in line with our expectations and was primarily attributed to the direct-to-consumer business for new stores opened during fiscal 2012. Also, we experienced costs in the amount of approximately $0.8 million related to our reorganization which encompassed the exit of our Rafaella distribution facility and move to our current third party logistics warehouse and severance expense related to exited businesses.

EBITDA. Men’s Sportswear and Swim EBITDA margin for the three months ended April 28, 2012 decreased 450 basis points to 7.7%, from 12.2% for the three months ended April 30, 2011. The EBITDA margin was negatively impacted by the reduction in gross profit margin, which was attributable to higher levels of promotional activity in our Perry Ellis sportswear collection business, partially offset by higher gross profit margins in our golf lifestyle business. We also realized reduced leverage from selling, general and administrative expenses attributable to the planned revenue reductions in this segment.

Women’s Sportswear EBITDA margin for the three months ended April 28, 2012 decreased 330 basis points to 3.8%, from 7.1% for the three months ended April 30, 2011. The margin was negatively impacted by the costs associated with moving the Rafaella collection sportswear business from the warehouse logistics provider it had been using prior to the acquisition to our third party logistics warehouse. Margin was also negatively impacted by the loss of leverage in selling, general and administrative expenses attributable to the planned revenue reductions in this segment.

Direct-to-Consumer EBITDA margin for the three months ended April 28, 2012 increased 300 basis points to (5.6)%, from (8.6)% for the three months ended April 30, 2011. The increase was primarily attributable to the expansion of gross profit margin as described above. In addition, the segment realized favorable leverage in selling, general and administrative expenses attributable to the revenue increases realized in the segment.

Licensing EBITDA margin for the three months ended April 28, 2012 increased 40 basis points to 84.1%, from 83.7% for the three months ended April 30, 2011. This increase was primarily attributed to the increase in license business as discussed above.

Depreciation and amortization. Depreciation and amortization for the three months ended April 28, 2012, was $3.4 million, an increase of $0.2 million, or 6.3%, from $3.2 million for the three months ended April 30, 2011. The increase is attributed to our capital expenditures, primarily in the direct-to-consumer segment.

Costs on early extinguishment of debt. During the first quarter of fiscal 2012, we retired our 8 7/8% senior subordinated notes payable in the amount of $104.3 million with the proceeds of our new 7 7/8% senior subordinated notes due 2019. In connection with this retirement, we paid an additional $1.5 million in fees and premiums. Also, we wrote-off approximately $853,000 in unamortized discount and bond fees associated with the senior subordinated notes. Additionally, we wrote off the remaining premium that was associated with the termination of the swap that occurred during fiscal 2011 in the amount of $1.1 million. The senior subordinated notes were scheduled to mature on September 15, 2013. There were no comparable transactions during the first quarter of fiscal 2013.

Interest expense. Interest expense for the three months ended April 28, 2012 was $3.8 million, a decrease of $0.9 million, or 19.1%, from $4.7 million for the three months ended April 30, 2011. The overall decrease in interest expense is primarily attributable to the 8 7/8% senior subordinated notes and the 7 7/8% senior subordinated notes that were outstanding simultaneously for about one month during fiscal 2012 causing us to have approximately $0.7 million in redundant interest expense. There were no comparable transactions during the first quarter of fiscal 2013.

Income taxes. The income tax expense for the three months ended April 28, 2012, was $4.5 million, a decrease of $4.6 million as compared to $9.1 million for the three months ended April 30, 2011. For the three months ended April 28, 2012, our effective tax rate was 31.7% as compared to 37.1% for the three months ended April 30, 2011. The overall decrease in the effective tax rate is attributed to decreased withholding taxes, which taxes were specific to the sale of foreign intangibles in the prior year in the amount of $0.6 million, as well as a change in ratio of income between domestic and foreign operations, of which the foreign operations are taxed at lower statutory tax rates.

Net income. The net income for the three months ended April 28, 2012 was $9.7 million, a decrease of $5.7 million, or 37.0%, as compared to $15.4 million for the three months ended April 30, 2011. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions and capital expenditures; and to a lesser extent, on letter of credit facilities for the acquisition of a small portion of our inventory purchases. We believe that our working capital requirements will decrease for fiscal 2013 driven primarily by lower levels of inventory. As of April 28, 2012, our total working capital was $299.6 million as compared to $289.9 million as of January 28, 2012 and $269.9 million as of April 30, 2011. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets, which had a net book value of $23.8 million at April 28, 2012, have a higher market value. These real estate assets may provide us with additional capital resources. Additional borrowings against these real estate assets, however, would be subject to certain loan to value criteria established by lending institutions. As of April 28, 2012, we had mortgage loans on these properties totaling $25.6 million.

Net cash provided by operating activities was $6.7 million for the three months ended April 28, 2012, as compared to cash used in operating activities of $34.3 million for the three months ended April 30, 2011.

The cash provided by operating activities for three months ended April 28, 2012 is primarily attributable to a decrease in inventory of $31.6 million associated with inventory management; offset by an increase in accounts receivable of $29.5 million due to the increase in sales toward the end of the first quarter, and a reduction of our accounts payable and accrued expenses of $7.7 million. As a result of the decrease in inventory for the first quarter of fiscal 2013, our inventory turnover ratio decreased to 3.3 as compared to 3.7 for the comparable quarter in fiscal 2012. The cash used in operating activities for three months ended April 30, 2011 is primarily attributable to an increase in accounts receivable of $52.3 million due to the increase in sales toward the end of the first quarter, an increase in inventory of $2.8 million and a reduction of our accounts payable and accrued expenses of $2.6 million; offset by a decrease in other assets and prepaid income taxes. As a result of this increase in inventory and the inventory acquired through the Rafaella acquisition in January 2011, for the first quarter of fiscal 2012, our inventory turnover ratio decreased to 3.7 as compared to 4.8 for the comparable quarter of fiscal 2011.

Net cash used in investing activities was $3.8 million for the three months ended April 28, 2012, as compared to cash provided by investing activities of $7.7 million for the three months ended April 30. 2011. The net cash used during the first three months of fiscal 2013 primarily reflects the purchase of Ben Hogan in the amount of $7.0 million and the purchase of property and equipment in the amount of $1.3 million; offset by the proceeds related to the Rafaella purchase price adjustment of $4.5 million. The net cash provided during the first three months of fiscal 2012 primarily reflects the redemption of restricted cash collateralizing letters of credit in the amount of $7.3 million acquired in the Rafaella acquisition and the proceeds from the sale of certain foreign intangible in the amount of $2.9 million; offset by the purchase of property and equipment in the amount of $2.0 million. We anticipate capital expenditures during fiscal 2013 of $10 million to $11 million in technology, systems, retail stores, and other expenditures.

Net cash provided by financing activities for the three months ended April 28, 2012, was $1.4 million, as compared to $29.7 million for the three months ended April 30, 2011. The net cash provided during the first three months of fiscal 2013 primarily reflects net borrowings on our senior credit facility of $1.5 million, proceeds from exercises of stock options of $0.1 million and a tax benefit from the exercise of stock options of $0.1 million; partially offset by payments of $0.2 million on our mortgage loans. The net cash provided during the first three months of fiscal 2012 primarily reflects net proceeds from the issuance of our new 7 7/8% senior subordinated notes in the amount of $147.0 million and net proceeds from our stock offering in the amount of $53.2 million; partially offset by net payments on our senior credit facility of $64.8 million and the retirement of our 8 7/8% senior subordinated notes in the amount of $105.8 million, including redemption premiums and commissions of $1.5 million.

In November 2011, our Board of Directors extended and increased our stock repurchase program, which now authorizes us to repurchase up to $40 million of our common stock for cash over the next twelve months. Although our Board of Directors allocated a maximum of $40 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis.

During September 2011, our Board of Directors authorized the retirement of 2,462,196 shares of treasury stock, which were recorded at a cost of approximately $17.4 million. Accordingly, we reduced common stock and additional paid-in-capital by $25,000 and $17.4 million, respectively. Additionally, we repurchased shares of our common stock during the fourth quarter of fiscal 2012 at a cost of approximately $16.0 million. We did not repurchase any shares of our common stock during fiscal 2013 and fiscal 2011. Total purchases under the stock repurchase program as of January 28, 2012 were $33.4 million.

Acquisitions

Acquisition of Ben Hogan

On February 16, 2012, we acquired the world-wide intellectual property rights of the Ben Hogan family of brands from Callaway Golf Company. The acquisition was financed through existing cash and borrowings under our existing senior credit facility. Ben Hogan brands are ideally positioned to strengthen our golf business within the Men’s Sportswear and Swim segment.

The purchase price of $7.0 million was comprised of tradenames, which have been identified as indefinite useful life assets and are not subject to amortization.

Investment in Joint Venture

On April 20, 2012, we formed a joint venture, Manhattan China Limited, with China Outfitters Holdings Limited, (“COHL”). Under the joint venture agreement Manhattan China Limited has 10,000,000 initial authorized shares of capital or joint venture shares. COHL holds 7,500,000 joint venture shares, a 75% ownership interest in the joint venture, and we hold 2,500,000 joint venture shares, a 25% ownership interest in Manhattan China

Limited, which is accounted for under the equity method. We have a put option to sell our 2,500,000 joint venture shares to COHL in exchange for cash or COHL shares at any time before April 20, 2020. As of April 28, 2012, our investment in unconsolidated joint venture, which is classified as an other long-term asset in the accompanying condensed consolidated balance sheets, was approximately $0.4 million. We did not have equity income (loss) for the three months ended April 28, 2012, as the joint venture had no operations.

Senior Credit Facility

On December 2, 2011, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $125 million, subject to increases from time to time in increments of $25 million up to a maximum of $200 million. The Credit Facility has a five-year term that expires on December 2, 2016. At April 28, 2012 and January 28, 2012, we had outstanding borrowings of $23.2 million and $21.7 million, respectively, under the Credit Facility.

Certain Covenants. The Credit Facility contains certain financial and other covenants, which, among other things, require us to maintain a minimum fixed charge coverage ratio if availability falls below certain thresholds. We are not aware of any non-compliance with any of our covenants in this Credit Facility. These covenants may restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness and liens in certain circumstances, redeem or repurchase capital stock, make certain investments or sell assets. We may pay cash dividends subject to certain restrictions set forth in the covenants including, but not limited to, meeting a minimum excess availability threshold and no occurrence of a default. We could be materially harmed if we violate any covenants, as the lenders under the Credit Facility could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, the lenders could proceed against our assets and the assets of our subsidiaries that are borrowers or guarantors. In addition, a covenant violation that is not cured or waived by the lenders could also constitute a cross-default under certain of our other outstanding indebtedness, such as the indenture relating to our 7 7/8% senior subordinated notes due April 1, 2019, our letter of credit facilities, or our real estate mortgage loans. Such a cross-default could result in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

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

Security. As security for the indebtedness under the Credit Facility, we granted to the lenders a first priority security interest (subject to liens permitted under the Credit Facility to be senior thereto) in substantially all of our existing and future assets, including, without limitation, accounts receivable, inventory, deposit accounts, general intangibles, equipment and capital stock or membership interests, as the case may be, of certain subsidiaries, and real estate but excluding our non-U.S. subsidiaries and all of our trademark portfolio.

Letter of Credit Facilities

As of April 28, 2012, we maintained two U.S. dollar letter of credit facilities totaling $55.0 million and one letter of credit facility totaling $0.3 million utilized by our United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

During the third quarter of fiscal 2012, we increased one of our two U.S. dollar letters of credit from $10.0 million to $15.0 million, under existing terms and reduced the letter of credit facility utilized by our United Kingdom subsidiary from $1.0 million to $0.3 million. As of April 28, 2012 and January 28, 2012, there was $51.1 million and $50.8 million, respectively, available under our existing letter of credit facilities.

8 7/8% $150 Million Senior Subordinated Notes Payable

In fiscal 2004, we issued $150 million 8 7/8% senior subordinated notes, due September 15, 2013. The proceeds of this offering were used to redeem our previously issued $100 million 12 1/4 % senior subordinated notes and to pay down the outstanding balance of the senior credit facility at that time. The proceeds to us were $146.8 million yielding an effective interest rate of 9.1%.

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

7  7/8% $150 Million Senior Subordinated Notes Payable

In March 2011, we issued $150 million 7 7/8% senior subordinated notes, due April 1, 2019. The proceeds of this offering were used to retire the $150 million 8 7/8% senior subordinated notes due September 15, 2013 and to repay a portion of the outstanding balance on the senior credit facility. The proceeds to us were $146.5 million yielding an effective interest rate of 8.0%.

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

Real Estate Mortgage Loans

In fiscal 2003, we acquired our main administrative office, warehouse and distribution facility in Miami and partially financed the acquisition of the facility with an $11.6 million mortgage loan. Interest was fixed at 7.123%. In August 2008, we executed a maturity extension of the real estate mortgage loan until July 1, 2010. In July 2010, we paid off the then existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. Principal and interest of $83,000 were due monthly based on a 25 year amortization with the outstanding principal due at maturity. Interest was fixed at 5.80%. In October 2011, we amended the mortgage agreement to modify the interest rate. The interest rate was reduced to 5.00% per annum and the terms were restated to reflect new monthly payments of principal and interest of $77,000 based on a 25 year amortization with the outstanding principal due at maturity. At April 28, 2012, the balance of the real estate mortgage loan totaled $12.3 million, net of discount, of which $265,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 were due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest was set at 6.25% for the first five years, at which point it would have reset based on the terms and conditions of the promissory note. In June 2010, we negotiated with the bank to accelerate the rate reset that was scheduled to occur in June 2011, and the interest rate was reduced to 5.75% per annum, among other changes to the loan. In October 2011, we amended the mortgage agreement to modify the interest rate. The interest rate was reduced to 4.95% per annum and the terms were restated to reflect new quarterly payments of principal and interest of $268,000, based on a 20 year amortization with the outstanding principal due at maturity. At April 28, 2012, the balance of the real estate mortgage loan totaled $13.3 million, net of discount, of which $409,000 is due within one year.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three months ended April 28, 2012.

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

Derivatives on $150 Million Senior Subordinated Notes Payable

In August 2009, we entered into an interest rate cap agreement (the “$75 million Cap Agreement”) for an aggregate notional amount of $75 million associated with our 8 7/8% senior subordinated notes. The $75 million Cap Agreement became effective on December 15, 2010 and was scheduled to terminate on September 15, 2013. The $75 million Cap Agreement was being used to manage cash flow risk associated with our floating interest rate exposure pursuant to the Swap Agreement. The $75 million Cap Agreement did not qualify for hedge accounting treatment. We terminated the $75 million Cap Agreement during March 2011. In connection with the termination, we paid $1.6 million. The change in fair value resulted in an increase to interest expense of $0.1 million for the three months ended April 30, 2011.

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

Item 4:  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities Exchange Act. Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 28, 2012 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended April 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

Item 6.	Exhibits

Index to Exhibits

Exhibit Number	Exhibit Description	Where Filed

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to Section 1350	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to Section 1350	Filed herewith.

101.INS	XBRL Instance Document(1)	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema(1)	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(1)	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase(1)	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(1)	Filed herewith.

(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.
June 6, 2012	By: /S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Section 1350

32.2	Certification of Principal Financial Officer pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase