Form 10-Q
period 2012-07-28
PERRY ELLIS INTERNATIONAL INC
filed 2012-09-04
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 28, 2012

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

The number of shares outstanding of the registrant’s common stock is 15,749,340 (as of August 30, 2012).

PERRY ELLIS INTERNATIONAL, INC.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	July 28, 2012	January 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$82,363	$24,116
Accounts receivable, net	127,676	145,563
Inventories	164,661	198,264
Deferred income taxes	12,395	11,873
Prepaid income taxes	7,681	8,247
Other current assets	10,624	13,613

Total current assets	405,400	401,676

Property and equipment, net	54,362	56,496
Other intangible assets, net	248,753	242,634
Goodwill	13,794	13,794
Other assets	9,432	9,595

TOTAL	$731,741	$724,195

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$93,975	$80,253
Accrued expenses and other liabilities	26,792	23,142
Accrued interest payable	4,007	4,186
Unearned revenues	4,709	4,179

Total current liabilities	129,483	111,760

Senior subordinated notes payable, net	150,000	150,000
Senior credit facility	—	21,679
Real estate mortgages	24,726	25,114
Deferred pension obligation	17,135	17,326
Unearned revenues and other long-term liabilities	14,702	15,425
Deferred income taxes	19,513	16,396

Total long-term liabilities	226,076	245,940

Total liabilities	355,559	357,700

Commitments and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 17,032,680 shares issued and outstanding as of July 28, 2012 and 16,787,161 shares issued and outstanding as of January 28, 2012	168	167
Additional paid-in-capital	163,545	160,997
Retained earnings	236,701	229,467
Accumulated other comprehensive loss	(8,274)	(8,178)

Total	392,140	382,453
Treasury stock at cost; 1,157,300 shares as of July 28, 2012 and January 28, 2012, respectively	(15,958)	(15,958)

Total equity	376,182	366,495

TOTAL	$731,741	$724,195

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Revenues:
Net sales	$203,090	$208,596	$462,106	$491,371
Royalty income	6,347	5,839	12,854	11,353

Total revenues	209,437	214,435	474,960	502,724
Cost of sales	140,112	142,167	317,895	333,486

Gross profit	69,325	72,268	157,065	169,238

Operating expenses
Selling, general and administrative expenses	66,103	63,370	132,450	126,745
Depreciation and amortization	3,472	3,424	6,890	6,613

Total operating expenses	69,575	66,794	139,340	133,358

Operating (loss) income	(250)	5,474	17,725	35,880
Costs on early extinguishment of debt	—	—	—	1,306
Interest expense	3,513	3,769	7,322	8,435

Net (loss) income before income taxes	(3,763)	1,705	10,403	26,139
Income tax (benefit) provision	(1,321)	(142)	3,169	8,914

Net (loss) income	$(2,442)	$1,847	$7,234	$17,225

Net (loss) income per share:
Basic	$(0.17)	$0.12	$0.49	$1.16

Diluted	$(0.17)	$0.11	$0.47	$1.08

Weighted average number of shares outstanding
Basic	14,703	15,289	14,672	14,855
Diluted	14,703	16,464	15,265	16,001

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net (loss) income	$(2,442)	$1,847	$7,234	$17,225

Other Comprehensive (loss) income:
Foreign currency translation adjustments, net	(848)	(320)	(96)	823

Comprehensive (loss) income	$(3,290)	$1,527	$7,138	$18,048

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	July 28, 2012	July 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,234	$17,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,695	6,457
Provision for bad debts	181	112
Tax benefit from exercise of stock options	(296)	(423)
Amortization of debt issue cost	358	268
Amortization of premiums and discounts	23	(43)
Deferred income taxes	2,595	978
Share based compensation	1,830	3,111
Change in fair value and settlement of derivatives	—	(1,832)
Costs on early extinguishment of debt	—	1,306
Changes in operating assets and liabilities:
Accounts receivable, net	17,638	19,653
Inventories	33,557	(32,833)
Other current assets and prepaid income taxes	(703)	(1,841)
Other assets	201	(133)
Deferred pension obligation	(192)	(796)
Accounts payable and accrued expenses	17,136	2,418
Accrued interest payable	(179)	1,234
Unearned revenues and other liabilities	(757)	(633)

Net cash provided by operating activities	85,321	14,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,183)	(5,770)
Proceeds on sale of intangible assets	—	2,875
Payment on purchase of intangible assets	(7,000)	(535)
Proceeds in connection with purchase price adjustment	4,547	—
Payment on purchase of operating leases	—	(904)
Redemption of restricted funds as collateral	—	8,919

Net cash (used in) provided by investing activities	(5,636)	4,585

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	175,036	204,296
Payments on senior credit facility	(196,715)	(301,638)
Payments on real estate mortgages	(345)	(304)
Proceeds from issuance of senior subordinated notes	—	150,000
Debt issuance costs	—	(3,504)
Payments on senior subordinated notes	—	(105,792)
Payments on capital leases	(135)	(184)
Proceeds from exercise of stock options	423	410
Tax benefit from exercise of stock options	296	423
Proceeds from issuance of common stock	—	56,000
Stock issuance costs	—	(3,074)

Net cash used in financing activities	(21,440)	(3,367)

Effect of exchange rate changes on cash and cash equivalents	2	169

NET INCREASE IN CASH AND CASH EQUIVALENTS	58,247	15,615
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,116	18,524

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$82,363	$34,139

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	July 28, 2012	July 30, 2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,478	$7,511

Income taxes	$4,264	$5,398

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$6	$22

Capital lease financing	$888	$66

Investment in joint venture	$396	$—

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and disclosures required by these amendments should be provided retrospectively for all comparative periods presented. The adoption of ASU No. 2011-11 is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The standard applies to all public, private, and not-for-profit organizations. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU No. 2012-02 is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

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

The assets acquired were composed of tradenames, which have been identified as indefinite useful life assets and are not subject to amortization.

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

At January 28, 2011, the initial consideration paid by the Company totaled $80.0 million in cash and a warrant to purchase 106,565 shares of the Company’s common stock valued at approximately $2.6 million. During the fourth quarter of fiscal 2012, the cash portion of the purchase price was adjusted as set forth in the Agreement based on a post-closing true-up of net working capital, which resulted in total adjusted cash paid by the Company totaling $75.4 million. The original cash paid was reduced by $4.5 million, and such amount was included as a receivable from the Sellers in other current assets in the consolidated balance sheet as of January 28, 2012. The $4.5 million was collected during the first quarter of fiscal 2013.

4. INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, freight, and commissions to buying agents.

Inventories consisted of the following as of:

	July 28, 2012	January 28, 2012
	(in thousands)
Finished goods	$163,168	$195,473
Raw materials and in process	1,493	2,791

Total	$164,661	$198,264

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	July 28, 2012	January 28, 2012
	(in thousands)
Furniture, fixtures and equipment	$90,716	$91,638
Buildings	19,532	19,525
Vehicles	896	902
Leasehold improvements	31,238	30,577
Land	9,390	9,210

Total	151,772	151,852
Less: accumulated depreciation and amortization	(97,410)	(95,356)

Total	$54,362	$56,496

The above table of property and equipment includes assets held under capital leases as of:

	July 28, 2012	January 28, 2012
	(in thousands)
Furniture, fixture and equipment	$966	$1,093
Less: accumulated depreciation and amortization	(71)	(921)

Total	$895	$172

For the three months ended July 28, 2012 and July 30, 2011, depreciation and amortization expense relating to property and equipment amounted to $3.1 million for each period. For the six months ended July 28, 2012 and July 30, 2011, depreciation and amortization expense relating to property and equipment amount to $6.2 million and $6.0 million, respectively. These amounts include amortization expense for leased property under capital leases.

6. OTHER INTANGIBLE ASSETS

Trademarks

Trademarks included in other intangible assets, net, are considered indefinite-lived assets and totaled $241.8 million at July 28, 2012 and $235.2 million at January 28, 2012.

Other

Other intangible assets represent customer lists as of:

	July 28, 2012	January 28, 2012
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(1,458)	(972)

Total	$6,992	$7,478

For the three months ended July 28, 2012 and July 30, 2011, amortization expense relating to customer lists amounted to approximately $0.3 million for each period. For the six months ended July 28, 2012 and July 30, 2011, amortization expense relating to customer lists amounted to approximately $0.5 million for each period.

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

As of July 28, 2012, the Company’s investment in unconsolidated joint venture, which is classified as an other long-term asset in the accompanying condensed consolidated balance sheets was approximately $0.4 million. The Company did not have equity income (loss) for the three and six months ended July 28, 2012, as the joint venture had not commenced operations.

8. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	July 28, 2012	January 28, 2012
	(in thousands)
Total letter of credit facilities	$55,314	$55,314
Outstanding letters of credit	(4,535)	(4,555)

Total letters of credit available	$50,779	$50,759

9. REAL ESTATE MORTGAGES

In June 2006, the Company entered into a mortgage loan for $15 million secured by the Company’s Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 were due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest was set at 6.25% for the first five years, at which point it would have reset based on the terms and conditions of the promissory note. In June 2010, the Company negotiated with the bank to accelerate the rate reset that was scheduled to occur in June 2011, and the interest rate was reduced to 5.75% per annum, among other changes to the loan. In October 2011, the Company amended the mortgage agreement to modify the interest rate. The interest rate was reduced to 4.95% per annum and the terms were restated to reflect new quarterly payments of principal and interest of approximately $268,000, based on a 20 year amortization with the outstanding principal due at maturity. In July 2012, the Company again amended the mortgage agreement to modify the interest rate. The interest rate was reduced to 4.00% per annum and the terms were restated to reflect new quarterly payments of principal and interest of approximately $248,000, based on a 20 year amortization with the outstanding principal due at maturity. At July 28, 2012, the balance of the real estate mortgage loan totaled $13.2 million, net of discount, of which approximately $460,000 is due within one year.

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

10. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $3.6 million and $3.3 million for the three months ended July 28, 2012 and July 30, 2011, respectively, and $7.6 million and $7.1 million for the six months ended July 28, 2012 and July 30, 2011, respectively, and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

11. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net income by the weighted average shares of outstanding common stock. The calculation of diluted net (loss) income per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net income per share includes the effects of stock options, stock appreciation rights (“SARS”), warrants and unvested restricted shares as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(2,442)	$1,847	$7,234	$17,225

Denominator:
Basic-weighted average shares	14,703	15,289	14,672	14,855
Dilutive effect: equity awards	—	1,068	486	1,039
Dilutive effect: warrant	—	107	107	107

Diluted-weighted average shares	14,703	16,464	15,265	16,001

Basic (loss) income per share	$(0.17)	$0.12	$0.49	$1.16

Diluted (loss) income per share	$(0.17)	$0.11	$0.47	$1.08

Antidilutive effect:(1)	2,849	577	1,328	537

(1)

Represents weighted average of stock options to purchase shares of common stock, SARS, restricted stock and a warrant that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

12. EQUITY

The following table reflects the changes in equity:

Changes in Equity
(in thousands)
Equity at January 29, 2012	$366,495
Comprehensive income	7,138
Share transactions under employee stock purchase plans	2,549

Equity at July 28, 2012	$376,182

Equity at January 30, 2011	$302,940
Comprehensive income	18,048
Share transactions under employee stock purchase plans	3,944
Issuance of common stock	52,926

Equity at July 30, 2011	$377,858

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss at July 28, 2012 and January 28, 2012 was comprised of the following:

	July 28, 2012	January 28, 2012
	(in thousands)
Foreign currency translation	$(1,151)	$(1,055)
Unrealized loss on pension liability, net of tax	(7,123)	(7,123)

Total	$(8,274)	$(8,178)

14. DERIVATIVES

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

The location and amount of (losses) on derivative instruments not designated as hedging instruments reported in the consolidated statements of income are as follows:

		Three Months Ended		Six Months Ended
Derivatives Not Designed As Hedging Instruments	Location of (Loss) Recognized in Income	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
		(in thousands)
Derivative : 75 Million Cap Agreement	Interest expense	$—	$—	$—	$(103)

Total		$—	$—	$—	$(103)

Refer to Note 19, “Fair Value Measurements,” for disclosures of the fair value and line item caption of derivative instruments recorded on the condensed consolidated balance sheets.

15. INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2009 through 2012 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to open tax years from 2005 through 2012, depending on each state’s particular statute of limitation. As of July 28, 2012, various state, local, and foreign income tax returns are under examination by taxing authorities. There are currently no U.S. federal income tax returns under examination.

The Company had a $1.4 million liability recorded for unrecognized tax benefits as of January 28, 2012, which includes interest and penalties of $0.4 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three and six months ended July 28, 2012, the total amount of unrecognized tax benefits increased by approximately $35,000 and $0.7 million, respectively. The year to date change includes a settlement payment of $0.3 million paid in the first quarter. The change to the total amount of the unrecognized tax benefit for the three and six months ended July 28, 2012 included a decrease in interest and penalties of approximately $12,000 and $0.1 million, respectively.

During the six months ended July 28, 2012, the Company reached a settlement with the State of New Jersey regarding the income tax liabilities pertaining to the 2004 through 2011 tax years. The liability was settled for less than the recorded amount resulting in a $0.5 million benefit recorded to income tax expense. The Company does not currently anticipate a resolution within the next twelve months for any of the remaining unrecognized tax benefits as of July 28, 2012. However, the statute of limitations related to the Company’s 2009 U.S. federal tax year will expire within the next twelve months. The lapse in the statute of limitations would be expected to decrease tax expense within the next twelve months. The expiration of the statute of limitations related to the Company’s 2009 U.S. federal tax year could result in a tax benefit of up to approximately $0.1 million.

16. STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED SHARES

During the first quarter of fiscal 2013, the Company granted an aggregate of 327,198 SARs, to be settled in shares of common stock to certain key employees. The SARs have an exercise price of $18.19, generally vest over a three-year period and have a seven-year term. The total fair value of the SARs, based on the Black-Scholes Option Pricing Model, amounted to approximately $3.4 million, which is being recorded as compensation expense on a straight-line basis over the vesting period of each SAR.

During the first quarter of fiscal 2013, the Company granted performance based restricted stock to certain key employees pursuant to the Company’s 2005 Long Term Incentive Compensation Plan, as amended and restated, and subject to certain conditions in the grant agreement. Such stock generally vests 100% in May 2015, provided that each employee is still an employee of the Company on such date and the Company has met certain performance criteria. A total of 83,817 shares of restricted stock were issued at an estimated value of $1.5 million, which is being recorded as compensation expense on a straight-line basis over the vesting period.

In July 2012, the Company reversed approximately $0.4 million of previously recognized compensation expense into earnings, since it was no longer probable that the previously established performance targets will be met on certain performance based restricted shares and those equity awards are no longer expected to vest. Additionally, in connection with these long term incentive plans, a cash portion, which was also subject to performance based targets, was reversed in the amount of approximately $0.5 million of previously recognized compensation. Performance targets will not be met, and as such, no cash will be awarded in connection with these long term incentive plans.

Also, during the first quarter and second quarter of fiscal 2013, the Company granted an aggregate of 5,500 shares and 132,693 shares, respectively, of restricted stock to certain key employees, which vest over a three-year period at an estimated value of $0.1 million and $2.3 million, respectively. These values are being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the second quarter of fiscal 2013, the Company awarded to five directors 16,305 shares of restricted stock, which vest over a three-year period at an estimated value of $0.3 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$151,102	$159,800	$349,464	$379,954
Women’s Sportswear	30,526	31,616	72,928	80,033
Direct-to-Consumer	21,462	17,180	39,714	31,384
Licensing	6,347	5,839	12,854	11,353

Total revenues	$209,437	$214,435	$474,960	$502,724

Depreciation and amortization
Men’s Sportswear and Swim	$2,147	$2,244	$4,269	$4,510
Women’s Sportswear	474	369	935	703
Direct-to-Consumer	733	667	1,457	1,178
Licensing	118	144	229	222

Total depreciation and amortization	$3,472	$3,424	$6,890	$6,613

Operating (loss) income
Men’s Sportswear and Swim	$(2,520)	$2,249	$10,697	$26,757
Women’s Sportswear	(1,602)	199	(466)	3,294
Direct-to-Consumer	(879)	(1,320)	(2,619)	(3,056)
Licensing	4,751	4,346	10,113	8,885

Total operating (loss) income	$(250)	$5,474	$17,725	$35,880
Total costs on early extinguishment of debt	—	—	—	1,306
Total interest expense	3,513	3,769	7,322	8,435

Total net (loss) income before income taxes	$(3,763)	$1,705	$10,403	$26,139

18. BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the three and six months ended fiscal 2013 and 2012:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands)
Service cost	$63	$63	$126	$126
Interest cost	433	509	866	1,018
Expected return on plan assets	(483)	(544)	(966)	(1,088)
Amortization of net loss	131	4	262	8

Net periodic benefit cost	$144	$32	$288	$64

19. FAIR VALUE MEASUREMENTS

Accounts receivable, accounts payable, accrued interest payable and accrued expenses. The carrying amounts reported in the balance sheets approximate fair value due to the short-term nature of these instruments.

Real estate mortgages. (classified within Level 2 of the valuation hierarchy) - The carrying amounts of the real estate mortgages were approximately $25.5 million and $25.8 million at July 28, 2012 and January 28, 2012, respectively. The carrying values of the real estate mortgages at July 28, 2012 and January 28, 2012 approximate fair value since they were recently entered into and thus the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior secured notes. (classified within Level 1 of the valuation hierarchy) - The carrying amounts of the senior secured notes were approximately $150.0 million at July 28, 2012 and January 28, 2012, respectively. As of July 28, 2012 and January 28, 2012, the fair value of the 7 7/8% senior subordinated notes payable was approximately $155.8 million and $154.3 million, respectively, based on quoted market prices.

Interest rate cap. The interest rate cap agreement was terminated during March 2011, therefore no fair value measurements were reported as of July 28, 2012 and January 28, 2012, respectively.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes on a joint and several basis. The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of July 28, 2012 and January 28, 2012 and for the three and six months ended July 28, 2012 and July 30, 2011. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF JULY 28, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$45,739	$36,624	$—	$82,363
Accounts receivable, net	—	105,334	22,342	—	127,676
Intercompany receivable	193,626	—	—	(193,626)	—
Inventories	—	140,605	24,056	—	164,661
Other current assets	—	31,458	1,627	(2,385)	30,700

Total current assets	193,626	323,136	84,649	(196,011)	405,400

Property and equipment, net	—	49,824	4,538	—	54,362
Intangible assets, net	—	223,217	39,330	—	262,547
Investment in subsidiaries	335,138	—	—	(335,138)	—
Other assets	6,049	2,908	475	—	9,432

TOTAL	$534,813	$599,085	$128,992	$(531,149)	$731,741

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$8,631	$107,412	$18,064	$(4,624)	$129,483
Intercompany payable	—	143,217	52,172	(195,389)	—

Total current liabilities	8,631	250,629	70,236	(200,013)	129,483

Notes payable and senior credit facility	150,000	—	—	—	150,000
Other long-term liabilities	—	67,885	5,952	2,239	76,076

Total long-term liabilities	150,000	67,885	5,952	2,239	226,076

Total liabilities	158,631	318,514	76,188	(197,774)	355,559

Total Equity	376,182	280,571	52,804	(333,375)	376,182

TOTAL	$534,813	$599,085	$128,992	$(531,149)	$731,741

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED JULY 28, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$177,572	$31,865	$—	$209,437
Gross profit	—	55,976	13,349	—	69,325
Operating (loss) income	—	(769)	519	—	(250)
Interest and income taxes	—	2,155	37	—	2,192
Equity in earnings of subsidiaries, net	(2,442)	—	—	2,442	—
Net (loss) income	(2,442)	(2,924)	482	2,442	(2,442)
Comprehensive (loss) income	(3,290)	(2,924)	(366)	3,290	(3,290)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED JULY 30, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$187,462	$26,973	$—	$214,435
Gross profit	—	59,468	12,800	—	72,268
Operating income	—	3,501	1,973	—	5,474
Interest and income taxes	—	4,198	(571)	—	3,627
Equity in earnings of subsidiaries, net	1,847	—	—	(1,847)	—
Net income (loss)	1,847	(697)	2,544	(1,847)	1,847
Comprehensive income (loss)	1,527	(697)	2,224	(1,527)	1,527

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 28, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$406,500	$68,460	$—	$474,960
Gross profit	—	126,818	30,247	—	157,065
Operating income	—	12,731	4,994	—	17,725
Interest and income taxes	—	9,530	961	—	10,491
Equity in earnings of subsidiaries, net	7,234	—	—	(7,234)	—
Net income	7,234	3,201	4,033	(7,234)	7,234
Comprehensive income	7,138	3,201	3,937	(7,138)	7,138

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 30, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$446,299	$56,425	$—	$502,724
Gross profit	—	142,052	27,186	—	169,238
Operating income	—	29,554	6,326	—	35,880
Costs on early extinguishment of debt	—	1,306	—	—	1,306
Interest and income taxes	—	17,348	1	—	17,349
Equity in earnings of subsidiaries, net	17,225	—	—	(17,225)	—
Net income	17,225	10,900	6,325	(17,225)	17,225
Comprehensive income	18,048	10,900	7,148	(18,048)	18,048

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 28, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,390	$69,426	$14,505	$—	$85,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,801)	(382)	—	(3,183)
Payment on purchase of intangible assets	—	(7,000)	—	—	(7,000)
Proceeds in connection with purchase price adjustment	—	4,547	—	—	4,547

Net cash used in by investing activities	—	(5,254)	(382)	—	(5,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior credit facility	—	175,036	—	—	175,036
Payments on senior credit facility	—	(196,715)	—	—	(196,715)
Payments on real estate mortgages	—	(345)	—	—	(345)
Payments on capital leases	—	(135)	—	—	(135)
Proceeds from exercise of stock options	423	—	—	—	423
Tax benefit from exercise of stock options	296	—	—	—	296
Intercompany transactions	(2,111)	3,431	(1,322)	2	—

Net cash used in financing activities	(1,392)	(18,728)	(1,322)	2	(21,440)
Effect of exchange rate changes on cash and cash equivalents	2	—	2	(2)	2

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	45,444	12,803	—	58,247
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	294	23,822	—	24,116

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$45,738	$36,625	$—	$82,363

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 30, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$25,463	$(52,069)	$40,184	$650	$14,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,052)	(718)	—	(5,770)
Proceeds on sale of intangible assets	—	—	2,875	—	2,875
Payment on purchase of intangible assets	—	(535)	—	—	(535)
Payment on purchase of operating leases	—	(904)	—	—	(904)
Redemption of restricted funds as collateral	—	8,919	—	—	8,919

Net cash provided by investing activities	—	2,428	2,157	—	4,585

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	204,296	—	—	204,296
Payments on senior credit facility	—	(301,638)	—	—	(301,638)
Payments on real estate mortgages	—	(304)	—	—	(304)
Proceeds from issuance of senior subordinated notes	150,000	—	—	—	150,000
Debt issuance costs	(3,504)	—	—	—	(3,504)
Payments on senior subordinated notes	(105,792)	—	—	—	(105,792)
Payments on capital leases	—	(184)	—	—	(184)
Proceeds from exercise of stock options	410	—	—	—	410
Tax benefit from exercise of stock options	423	—	—	—	423
Proceeds from issuance of common stock	56,000	—	—	—	56,000
Stock issuance costs	(3,074)	—	—	—	(3,074)
Intercompany transactions	(120,095)	154,738	(34,812)	169	—

Net cash (used in) provided by financing activities	(25,632)	56,908	(34,812)	169	(3,367)
Effect of exchange rate changes on cash and cash equivalents	169	—	169	(169)	169

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	7,267	7,698	650	15,615
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	19,174	(650)	18,524

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$7,267	$26,872	$—	$34,139

21. SUBSEQUENT EVENTS

Pursuant to FASB ASC TOPIC 855 - “Subsequent Events,” the Company evaluated subsequent events through the date the financial statements were issued for potential recognition or disclosure in the consolidated financial statements.

During August 2012, the Company purchased 122,025 shares of treasury stock under the existing stock repurchase program at a cost of $2.4 million. The total repurchases under the program as of August 31, 2012 were $35.8 million.

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 28, 2012 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks and goodwill, and the measurement of retirement related benefits. We believe that there have been no significant changes to our critical accounting policies during the three and six months ended July 28, 2012 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 28, 2012.

Results of Operations

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income, the most directly comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$151,102	$159,800	$349,464	$379,954
Women’s Sportswear	30,526	31,616	72,928	80,033
Direct-to-Consumer	21,462	17,180	39,714	31,384
Licensing	6,347	5,839	12,854	11,353

Total revenues	$209,437	$214,435	$474,960	$502,724

	Three Months Ended		Three Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands)
Reconcilation of operating income to EBITDA
Operating (loss) income by segment:
Men’s Sportswear and Swim	$(2,520)	$2,249	$10,697	$26,757
Women’s Sportswear	(1,602)	199	(466)	3,294
Direct-to-Consumer	(879)	(1,320)	(2,619)	(3,056)
Licensing	4,751	4,346	10,113	8,885

Total operating (loss) income	$(250)	$5,474	$17,725	$35,880

Add:
Depreciation and amortization
Men’s Sportswear and Swim	$2,147	$2,244	$4,269	$4,510
Women’s Sportswear	474	369	935	703
Direct-to-Consumer	733	667	1,457	1,178
Licensing	118	144	229	222

Total depreciation and amortization	$3,472	$3,424	$6,890	$6,613

EBITDA by segment:
Men’s Sportswear and Swim	$(373)	$4,493	$14,966	$31,267
Women’s Sportswear	(1,128)	568	469	3,997
Direct-to-Consumer	(146)	(653)	(1,162)	(1,878)
Licensing	4,869	4,490	10,342	9,107

Total EBITDA	$3,222	$8,898	$24,615	$42,493

EBITDA margin by segment
Men’s Sportswear and Swim	(0.2%)	2.8%	4.3%	8.2%
Women’s Sportswear	(3.7%)	1.8%	0.6%	5.0%
Direct-to-Consumer	(0.7%)	(3.8%)	(2.9%)	(6.0%)
Licensing	76.7%	76.9%	80.5%	80.2%
Total EBITDA margin	1.5%	4.1%	5.2%	8.5%

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

The following is a discussion of the results of operations for the three and six month periods of the fiscal year ending February 2, 2013 (“fiscal 2013”) compared with the three and six month periods of the fiscal year ended January 28, 2012 (“fiscal 2012”).

Results of Operations - three and six months ended July 28, 2012 compared to the three and six months ended July 30, 2011.

Net sales. Men’s Sportswear and Swim net sales for the three months ended July 28, 2012 were $151.1 million, a decrease of $8.7 million, or 5.4%, from $159.8 million for the three months ended July 30, 2011. Net sales decreases came primarily from our expected decrease in Perry Ellis coupled with the planned reduction for JC Penny as that retailer solidifies its new strategy. This decrease was partially offset by increases in our golf business.

Men’s Sportswear and Swim net sales for the six months ended July 28, 2012, were $349.5 million, a decrease of $30.5 million, or 8.0%, from $380.0 million for the six months ended July 30, 2011. Net sales decreases were attributable to our expected decrease in Perry Ellis and private label bottoms programs, partially offset by increases in our golf and international businesses.

Women’s Sportswear net sales for the three months ended July 28, 2012 were $30.5 million, a decrease of $1.1 million, or 3.5%, from $31.6 million for the three months ended July 30, 2011. Net sales decreased due the factors described below.

Women’s Sportswear net sales for the six months ended July 28, 2012, were $72.9 million, a decrease of $7.1 million, or 8.9%, from $80.0 million for the six months ended July 30, 2011. Net sales decreased, as anticipated, primarily due to our Rafaella sportswear business, partially offset by increases in our contemporary Laundry by Shelli Segal dresses and C&C California businesses.

Direct-to-Consumer net sales for the three months ended July 28, 2012 were $21.5 million, an increase of $4.3 million, or 25.0%, from $17.2 million for the three months ended July 30, 2011. Net sales increased due the factors described below.

Direct-to-Consumer net sales for the six months ended July 28, 2012, were $39.7 million, an increase of $8.3 million, or 26.4%, from $31.4 million for the six months ended July 30, 2011. The increase is attributable to our continued store expansion and our e-commerce platform growth. We also realized positive comparable store increases in our store base.

Royalty income. Royalty income for the three months ended July 28, 2012 was $6.3 million, an increase of $0.5 million, or 8.6%, from $5.8 million for the three months ended July 30, 2011. Royalty income increases were attributable to Perry Ellis and Original Penguin footwear and fragrance licenses.

Royalty income for the six months ended July 28, 2012 was $12.9 million, an increase of $1.5 million, or 13.2%, from $11.4 million for the six months ended July 30, 2011. Royalty income increases were attributable to Perry Ellis and Original Penguin footwear, as well as fragrance licenses.

Gross profit. Gross profit was $69.3 million for the three months ended July 28, 2012, decreasing $3.0 million, or 4.1%, from $72.3 million for the three months ended July 30, 2011. Gross profit was $157.1 million for the six months ended July 28, 2012, a decrease of $12.1 million, or 7.2%, as compared to $169.2 million for the six months ended July 30, 2011. These decreases are attributed to the reduction in net sales as described above and the factors described within the gross profit margin section.

Gross profit margin. As a percentage of total revenue, gross profit margins were 33.1% for the three months ended July 28, 2012, as compared to 33.7% for the three months ended July 30, 2011, a decrease of 60 basis points. This decrease is primarily associated with the impact from the write-down and liquidation of planned exits of brands, the closing of a sourcing office as well as increased promotional activity within our collection businesses, which will be experienced during fiscal 2013. This decrease was partially offset by higher margins in our direct-to-consumer business, golf lifestyle and licensing. For the six months ended July 28, 2012, gross profit margins were 33.1% as a percentage of total revenue as compared to 33.7% for the six months ended July 30, 2011, a decrease of 60 basis points. The decrease is related to the factors described above.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended July 28, 2012 were $66.1 million, an increase of $2.7 million, or 4.3%, from $63.4 million for the three months ended July 30, 2011. The increase was primarily attributable to approximately $3.5 million related to our reorganization which included voluntary early retirement costs, exit and relocation of a third party logistics provider and severance expense related to exited businesses. Increases were also realized from our retail store expansion in our direct-to-consumer business for new stores opened during fiscal 2012. These increases were offset by savings realized in our strategic review as well as, lower incentive compensation expense.

Selling, general and administrative expenses for the six months ended July 28, 2012 were $132.5 million, an increase of $5.8 million, or 4.6%, from $126.7 million for the six months ended July 30, 2011. The increase was in line with our expectations and was primarily attributed to the direct-to-consumer business for new stores opened during fiscal 2012. Also, we experienced costs in the amount of approximately $4.3 million related to our reorganization which primarily encompassed the voluntary early retirement costs, the exit of our Rafaella distribution facility and move to our current third party logistics warehouse and severance expense related to exited businesses. These increases were partially offset by savings realized in our strategic review as well as compensation expense.

EBITDA. Men’s Sportswear and Swim EBITDA margin for the three months ended July 28, 2012 decreased 300 basis points to (0.2%), from 2.8% for the three months ended July 30, 2011. Men’s Sportswear and Swim EBITDA margin for the six months ended July 28, 2012, decreased 390 basis points to 4.3%, from 8.2% for the six months ended July 30, 2011. The EBITDA margin was negatively impacted by the reduction in gross profit margin, which was attributable to higher levels of promotional activity in our Perry Ellis sportswear collection business, partially offset by higher gross profit margins in our golf lifestyle business. We also realized reduced leverage from selling, general and administrative expenses attributable to the expected revenue reductions in this segment.

Women’s Sportswear EBITDA margin for the three months ended July 28, 2012 decreased 550 basis points to (3.7%), from 1.8% for the three months ended July 30, 2011. Women’s Sportswear EBITDA margin for the six months ended July 28, 2012 decreased 440 basis points to 0.6%, from 5.0% for the six months ended July 30, 2011. The margin was negatively impacted by the costs associated with moving the Rafaella collection sportswear business from the warehouse logistics provider it had been using prior to the acquisition to our third party logistics warehouse. Margin was also negatively impacted by the loss of leverage in selling, general and administrative expenses attributable to the expected revenue reductions in this segment.

Direct-to-Consumer EBITDA margin for the three months ended July 28, 2012 increased 310 basis points to (0.7%), from (3.8%) for the three months ended July 30, 2011. Direct-to-Consumer EBITDA margin for the six months ended July 28, 2012 increased 310 basis points to (2.9%), from (6.0%) for the six months ended July 30, 2011. The increase was primarily attributable to the expansion of gross profit margin as described above. In addition, the segment realized favorable leverage in selling, general and administrative expenses attributable to the revenue increases realized in the segment.

Licensing EBITDA margin for the three months ended July 28, 2012 decreased 20 basis points to 76.7%, from 76.9% for the three months ended July 30, 2011. The decrease is attributed to slightly higher advertising cost during the three months ended July 28, 2012. Licensing EBITDA margin for the six months ended July 28, 2012 increased 30 basis points to 80.5%, from 80.2% for the six months ended July 30, 2011. This increase was primarily attributed to the increase in license business as discussed above.

Depreciation and amortization. Depreciation and amortization for the three months ended July 28, 2012, was $3.5 million, an increase of $0.1 million, or 2.9%, from $3.4 million for the three months ended July 30, 2011. Depreciation and amortization for the six months ended July 28, 2012, was $6.9 million, an increase of $0.3 million, or 4.5%, from $6.6 million for the six months ended July 31, 2011. The increase is attributed to our capital expenditures, primarily in the direct-to-consumer segment.

Costs on early extinguishment of debt. During the first quarter of fiscal 2012, we retired our 8 7/8% senior subordinated notes due 2013 payable in the amount of $104.3 million with the proceeds of our new 7  7/8% senior subordinated notes due 2019. In connection with this retirement, we paid an additional $1.5 million in fees and premiums, wrote-off approximately $853,000 in unamortized discount and bond fees, and wrote-off the $1.1 million remaining premium that was associated with the termination of the swap that occurred during fiscal 2011. There were no comparable transactions during fiscal 2013.

Interest expense. Interest expense for the three months ended July 28, 2012 was $3.5 million, a decrease of $0.3 million, or 7.9%, from $3.8 million for the three months ended July 30, 2011. Interest expense for the six months ended July 28, 2012 was $7.3 million, a decrease of $1.1 million, or 13.1%, from $8.4 million for the six months ended July 30, 2011. For the three months ended July 28, 2012, the primary reason for the decrease in interest expense is due to the lower average borrowings on our credit facility as compared to our borrowings in prior year. Additionally, for the six months ended July 28, 2012 the decrease is further attributable to the 8  7/8% senior subordinated notes and the 7 7/8% senior subordinated notes that were outstanding simultaneously for about one month during fiscal 2012 causing us to have approximately $0.7 million in redundant interest expense. There were no comparable transactions during fiscal 2013.

Income taxes. The income tax benefit for the three months ended July 28, 2012, was $1.3 million, an increase of $1.2 million as compared to $0.1 million for the three months ended July 30, 2011. For the three months ended July 28, 2012, our effective tax rate was 35.1% as compared to 8.3% for the three months ended July 30, 2011. The overall increase in the effective tax rate is attributed to a change in ratio of income between domestic and foreign operations, of which the domestic operations are taxed at higher statutory tax rates.

Our income tax provision for the six months ended July 28, 2012, was $3.2 million, a decrease of $5.7 million as compared to $8.9 million for the six months ended July 30, 2011. For the six months ended July 28, 2012, our effective tax rate was 30.5% compared to 34.1% for the six months ended July 30, 2011. The decrease in the effective tax rate is attributed to prior year withholding taxes that are not applicable in the current year, as well as a change in the ratio of income earned between domestic and foreign operations, of which the foreign operations are taxed at lower statutory rates.

Net income. The net (loss) income for the three months ended July 28, 2012 was $(2.4) million, a decrease of $4.2 million, or 233.3%, as compared to $1.8 million for the three months ended July 30, 2011. Net income for the six months ended July 28, 2012 was $7.2 million, a decrease of $10.0 million, or 58.1%, as compared to $17.2 million for the six months ended July 30, 2011. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions and capital expenditures; and to a lesser extent, on letter of credit facilities for the acquisition of a small portion of our inventory purchases. We believe that our working capital requirements will decrease for fiscal 2013 driven primarily by lower levels of inventory. As of July 28, 2012, our total working capital was $275.9 million as compared to $289.9 million as of January 28, 2012 and $273.1 million as of July 30, 2011. We believe that our cash flows from operations and availability under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets, which had a net book value of $23.9 million at July 28, 2012, have a higher market value. These real estate assets may provide us with additional capital resources. Additional borrowings against these real estate assets, however, would be subject to certain loan to value criteria established by lending institutions. As of July 28, 2012, we had mortgage loans on these properties totaling $25.5 million.

Net cash provided by operating activities was $85.3 million for the six months ended July 28, 2012, as compared to cash provided by operating activities of $14.2 million for the six months ended July 30, 2011.

The cash provided by operating activities for six months ended July 28, 2012 is primarily attributable to a decrease in inventory of $33.6 million associated with our inventory management, a decrease in accounts receivable of $17.6 million due to our collection efforts and an increase of our accounts payable and accrued expenses of $17.1 million; offset by an increase in other current assets, accrued interest and unearned revenue in the amount of $1.6 million. As a result of the decrease in inventory for the six months ended July 28, 2012, our inventory turnover ratio increased to 3.5 as compared to 3.4 for the comparable period in fiscal 2012. The cash provided by operating activities for the six months ended July 30, 2011 is primarily attributable to an increase in inventory of $32.8 million and an increase in other current assets and prepaid income taxes of $1.8 million; offset by a decrease in accounts receivable of $19.7 million, an increase in accounts payable and accrued expenses of $2.4 million and an increase in net income of $7.7 million. As a result of this increase in inventory and the inventory acquired through the Rafaella acquisition in January 2011, our inventory turnover ratio decreased to 3.4 as of July 30, 2011, as compared to 4.6 as of July 31, 2010.

Net cash used in investing activities was $5.6 million for the six months ended July 28, 2012, as compared to cash provided by investing activities of $4.6 million for the six months ended July 30, 2011. The net cash used during six months ended July 28, 2012, primarily reflects the purchase of Ben Hogan in the amount of $7.0 million and the purchase of property and equipment in the amount of $3.2 million; offset by the proceeds related to the Rafaella purchase price adjustment of $4.5 million. Net cash provided by investing activities was $4.6 million for the six months ended July 30, 2011. The net cash provided during the first six months of fiscal 2012 primarily reflects the redemption of restricted cash collateralizing letters of credit in the amount of $8.9 million acquired in the Rafaella acquisition and the proceeds from the sale of certain foreign intangibles in the amount of $2.9 million; offset by the purchase of property and equipment in the amount of $5.8 million. We anticipate capital expenditures during fiscal 2013 of $8.0 million to $10.0 million in technology, systems, retail stores, and other expenditures.

Net cash used in financing activities for the six months ended July 28, 2012 was $21.4 million, as compared to $3.4 million for the six months ended July 30, 2011. The net cash used during the first six months of fiscal 2013 primarily reflects net payments on our senior credit facility of $21.7 million; partially offset by proceeds from exercises of stock options of $0.4 million and a tax benefit from the exercise of stock options of $0.3 million. Net cash used in financing activities for the six months ended July 30, 2011 was $3.4 million. The net cash used during the first six months of fiscal 2012 primarily reflects net proceeds from the issuance of our 7 7/8% senior subordinated notes in the amount of $146.5 million and net proceeds from our stock offering in the amount of $52.9 million; offset by net payments on our senior credit facility of $97.3 million and the retirement of our 8 7/8% senior subordinated notes in the amount of $105.8 million, including redemption premiums and commissions of $1.5 million.

In June 2012, our Board of Directors increased our stock repurchase program, which now authorizes us to repurchase up to $60 million of our common stock for cash through October 31, 2012. Although our Board of Directors allocated a maximum of $60 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis.

During September 2011, our Board of Directors authorized the retirement of 2,462,196 shares of treasury stock, which were recorded at a cost of approximately $17.4 million. Accordingly, we reduced common stock and additional paid-in-capital by $25,000 and $17.4 million, respectively. Additionally, we repurchased shares of our common stock during the fourth quarter of fiscal 2012 at a cost of approximately $16.0 million. We have not repurchased any shares of our common stock during the six months ended July 28, 2012. Total purchases under the stock repurchase program as of July 28, 2012 were $33.4 million. Subsequent to July 28, 2012, we purchased 122,025 shares as of August 31, 2012, at a cost of $2.4 million, bringing the total purchases under the plan to $35.8 million.

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

The assets acquired were composed of tradenames, which have been identified as indefinite useful life assets and are not subject to amortization.

Investment in Joint Venture

On April 20, 2012, we formed a joint venture, Manhattan China Limited, with China Outfitters Holdings Limited, (“COHL”). Under the joint venture agreement Manhattan China Limited has 10,000,000 initial authorized shares of capital or joint venture shares. COHL holds 7,500,000 joint venture shares, a 75% ownership interest in the joint venture, and we hold 2,500,000 joint venture shares, a 25% ownership interest in Manhattan China Limited, which is accounted for under the equity method. We have a put option to sell our 2,500,000 joint venture shares to COHL in exchange for cash or COHL shares at any time before April 20, 2020. As of July 28, 2012, our investment in unconsolidated joint venture, which is classified as an other long-term asset in the accompanying condensed consolidated balance sheets, was approximately $0.4 million. We did not have equity income (loss) for the three and six months ended July 28, 2012, as the joint venture had not commenced operations.

Senior Credit Facility

On December 2, 2011, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $125 million, subject to increases from time to time in increments of $25 million up to a maximum of $200 million. The Credit Facility has a five-year term that expires on December 2, 2016. At July 28, 2012, we had no outstanding balance drawn against the Credit Facility and at January 28, 2012, we had outstanding borrowings of $21.7 million under the Credit Facility.

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

Letter of Credit Facilities

As of July 28, 2012, we maintained two U.S. dollar letter of credit facilities totaling $55.0 million and one letter of credit facility totaling $0.3 million utilized by our United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

During the third quarter of fiscal 2012, we increased one of our two U.S. dollar letters of credit from $10.0 million to $15.0 million, under existing terms and reduced the letter of credit facility utilized by our United Kingdom subsidiary from $1.0 million to $0.3 million. As of July 28, 2012 and January 28, 2012, there was $50.8 million for each period available under our existing letter of credit facilities.

8  7/8% $150 Million Senior Subordinated Notes Payable

In fiscal 2004, we issued $150 million 8 7/8% senior subordinated notes, due September 15, 2013. The proceeds of this offering were used to redeem our previously issued $100 million 12 1/4% senior subordinated notes and to pay down the outstanding balance of the senior credit facility at that time. The proceeds to us were $146.8 million yielding an effective interest rate of 9.1%.

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

Real Estate Mortgage Loans

In fiscal 2003, we acquired our main administrative office, warehouse and distribution facility in Miami and partially financed the acquisition of the facility with an $11.6 million mortgage loan. Interest was fixed at 7.123%. In August 2008, we executed a maturity extension of the real estate mortgage loan until July 1, 2010. In July 2010, we paid off the then existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. Principal and interest of $83,000 were due monthly based on a 25 year amortization with the outstanding principal due at maturity. Interest was fixed at 5.80%. In October 2011, we amended the mortgage agreement to modify the interest rate. The interest rate was reduced to 5.00% per annum and the terms were restated to reflect new monthly payments of principal and interest of $77,000 based on a 25 year amortization with the outstanding principal due at maturity. At July 28, 2012, the balance of the real estate mortgage loan totaled $12.3 million, net of discount, of which $270,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on June 7, 2016. Principal and interest of $297,000 were due quarterly based on a 20 year amortization with the outstanding principal due at maturity. Interest was set at 6.25% for the first five years, at which point it would have reset based on the terms and conditions of the promissory note. In June 2010, we negotiated with the bank to accelerate the rate reset that was scheduled to occur in June 2011, and the interest rate was reduced to 5.75% per annum, among other changes to the loan. In October 2011, we amended the mortgage agreement to modify the interest rate. The interest rate was reduced to 4.95% per annum and the terms were restated to reflect new quarterly payments of principal and interest of $268,000, based on a 20 year amortization with the outstanding principal due at maturity. In July 2012, we again amended the mortgage agreement to modify the interest rate. The interest rate was reduced to 4.00% per annum and the terms were restated to reflect new quarterly payments of principal and interest of approximately $248,000, based on a 20 year amortization with the outstanding principal due at maturity. At July 28, 2012, the balance of the real estate mortgage loan totaled $13.2 million, net of discount, of which approximately $460,000 is due within one year.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and six months ended July 28, 2012.

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

Item 4: Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities

Exchange Act. Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 28, 2012 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended July 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Exhibit Description	Where Filed

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to Section 1350	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to Section 1350	Filed herewith.

101.INS	XBRL Instance Document(1)	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema(1)	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(1)	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase(1)	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase(1)	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(1)	Filed herewith.

(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

September 4, 2012	By:	/S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Section 1350

32.2	Certification of Principal Financial Officer pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase