Form 10-Q
period 2012-10-27
PERRY ELLIS INTERNATIONAL INC
filed 2012-12-04
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 27, 2012

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

The number of shares outstanding of the registrant’s common stock is 16,028,458 (as of November 30, 2012).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of October 27, 2012 and January 28, 2012	1

Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended October 27, 2012 and October 29, 2011	2

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended October 27, 2012 and October 29, 2011	3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 27, 2012 and October 29, 2011	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3:

Quantitative and Qualitative Disclosures About Market Risks	29

Item 4:

Controls and Procedures	30

PART II: OTHER INFORMATION	30

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6:

Exhibits	31

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	October 27,	January 28,
	2012	2012
ASSETS
Current Assets:
Cash and cash equivalents	$51,659	$24,116
Accounts receivable, net	154,947	145,563
Inventories	157,473	198,264
Deferred income taxes	12,216	11,873
Prepaid income taxes	6,738	8,247
Other current assets	9,835	13,613

Total current assets	392,868	401,676

Property and equipment, net	54,337	56,496
Other intangible assets, net	248,517	242,634
Goodwill	13,794	13,794
Other assets	9,296	9,595

TOTAL	$718,812	$724,195

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$89,418	$80,253
Accrued expenses and other liabilities	21,058	23,142
Accrued interest payable	1,018	4,186
Unearned revenues	4,363	4,179

Total current liabilities	115,857	111,760

Senior subordinated notes payable, net	150,000	150,000
Senior credit facility	—	21,679
Real estate mortgages	24,415	25,114
Deferred pension obligation	15,618	17,326
Unearned revenues and other long-term liabilities	15,326	15,425
Deferred income taxes	18,844	16,396

Total long-term liabilities	224,203	245,940

Total liabilities	340,060	357,700

Commitments and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 17,033,861 shares issued and outstanding as of October 27, 2012 and 16,787,161 shares issued and outstanding as of January 28, 2012	170	167
Additional paid-in-capital	164,947	160,997
Retained earnings	239,881	229,467
Accumulated other comprehensive loss	(7,706)	(8,178)

Total	397,292	382,453

Treasury stock at cost; 1,290,022 shares as of October 27, 2012 and 1,157,300 shares as January 28, 2012	(18,540)	(15,958)

Total equity	378,752	366,495

TOTAL	$718,812	$724,195

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Revenues:
Net sales	$229,330	$242,116	$691,436	$733,487
Royalty income	6,918	6,304	19,772	17,657

Total revenues	236,248	248,420	711,208	751,144
Cost of sales	160,453	165,970	478,348	499,456

Gross profit	75,795	82,450	232,860	251,688

Operating expenses:
Selling, general and administrative expenses	63,984	66,356	196,434	193,101
Depreciation and amortization	3,424	3,369	10,314	9,982

Total operating expenses	67,408	69,725	206,748	203,083

Operating income	8,387	12,725	26,112	48,605
Costs on early extinguishment of debt	—	—	—	1,306
Interest expense	3,689	3,868	11,011	12,303

Net income before income taxes	4,698	8,857	15,101	34,996
Income tax provision	1,518	2,348	4,687	11,262

Net income	$3,180	$6,509	$10,414	$23,734

Net income per share:
Basic	$0.22	$0.42	$0.71	$1.58

Diluted	$0.21	$0.40	$0.68	$1.47

Weighted average number of shares outstanding
Basic	14,662	15,317	14,669	15,009
Diluted	15,295	16,391	15,275	16,131

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Net income	$3,180	$6,509	$10,414	$23,734

Other Comprehensive income:
Foreign currency translation adjustments, net	568	(784)	472	39

Comprehensive income	$3,748	$5,725	$10,886	$23,773

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended
	October 27,	October 29,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,414	$23,734
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,237	9,837
Provision for bad debts	111	186
Tax benefit from exercise of stock options	(384)	(456)
Amortization of debt issue cost	533	377
Amortization of premiums and discounts	38	(32)
Deferred income taxes	2,105	2,757
Share based compensation	2,968	4,556
Gain on sale of intangible asset	(410)	—
Change in fair value and settlement of derivatives	—	(1,832)
Costs on early extinguishment of debt	—	1,306
Changes in operating assets and liabilities:
Accounts receivable, net	(9,271)	(20,441)
Inventories	41,125	(22,064)
Other current assets and prepaid income taxes	1,137	(3,437)
Other assets	161	(324)
Deferred pension obligation	(1,708)	(1,633)
Accounts payable and accrued expenses	6,689	(8,328)
Accrued interest payable	(3,168)	(2,480)
Unearned revenues and other liabilities	(370)	(738)

Net cash provided by (used in) operating activities	60,207	(19,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,415)	(9,548)
Proceeds on sale of intangible assets	410	2,875
Payment on purchase of intangible assets	(7,000)	(535)
Proceeds in connection with purchase price adjustment	4,547	—
Payment on purchase of operating leases	—	(904)
Redemption of restricted funds as collateral	—	9,369

Net cash (used in) provided by investing activities	(8,458)	1,257

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	237,047	303,013
Payments on senior credit facility	(258,726)	(376,269)
Payments on real estate mortgages	(534)	(381)
Proceeds from issuance of senior subordinated notes	—	150,000
Debt issuance costs	—	(3,504)
Deferred financing fees	(100)	(103)
Payments on senior subordinated notes	—	(105,792)
Payments on capital leases	(258)	(281)
Proceeds from exercise of stock options	601	454
Tax benefit from exercise of stock options	384	456
Proceeds from issuance of common stock	—	56,000
Stock issuance costs	—	(3,074)
Purchase of treasury stock	(2,582)	—

Net cash (used in) provided by financing activities	(24,168)	20,519

Effect of exchange rate changes on cash and cash equivalents	(38)	120

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,543	2,884
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,116	18,524

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,659	$21,408

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,966	$15,082

Income taxes	$5,622	$6,503

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$1	$562

Capital lease financing	$888	$66

Investment in joint venture	$396	$—

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of ASU No. 2011-08 is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and disclosures required by these amendments should be provided retrospectively for all comparative periods presented. The adoption of ASU No. 2011-11 is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements.” ASU 2012-04 contains amendments to clarify the Accounting Standards Codification (“ASC”), correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments are intended to make the ASC easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments that do not have transition guidance were effective upon issuance. The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

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

4. INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price, customs, duties, freight, and commissions to buying agents.

Inventories consisted of the following as of:

	October 27, 2012	January 28, 2012
	(in thousands)
Finished goods	$156,117	$195,473
Raw materials and in process	1,356	2,791

Total	$157,473	$198,264

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	October 27, 2012	January 28, 2012
	(in thousands)
Furniture, fixtures and equipment	$92,233	$91,638
Buildings and building improvements	19,545	19,525
Vehicles	896	902
Leasehold improvements	31,749	30,577
Land	9,426	9,210

Total	153,849	151,852
Less: accumulated depreciation and amortization	(99,512)	(95,356)

Total	$54,337	$56,496

The above table of property and equipment includes assets held under capital leases as of:

	October 27, 2012	January 28, 2012
	(in thousands)
Furniture, fixtures and equipment	$938	$1,093
Less: accumulated depreciation and amortization	(152)	(921)

Total	$786	$172

For the three months ended October 27, 2012 and October 29, 2011, depreciation and amortization expense relating to property and equipment amounted to $3.3 million and $3.1 million, respectively. For the nine months ended October 27, 2012 and October 29, 2011, depreciation and amortization expense relating to property and equipment amount to $9.5 million and $9.1 million, respectively. These amounts include amortization expense for leased property under capital leases.

6. OTHER INTANGIBLE ASSETS

Trademarks

Trademarks included in other intangible assets, net, are considered indefinite-lived assets and totaled $241.8 million at October 27, 2012 and $235.2 million at January 28, 2012.

Other

Other intangible assets represent customer lists as of:

	October 27, 2012	January 28, 2012
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(1,693)	(972)

Total	$6,757	$7,478

For the three months ended October 27, 2012 and October 29, 2011, amortization expense relating to customer lists amounted to approximately $0.2 million for each period. For the nine months ended October 27, 2012 and October 29, 2011, amortization expense relating to customer lists amounted to approximately $0.7 million for each period.

7. INVESTMENT IN JOINT VENTURE

On April 20, 2012, the Company formed a joint venture, Manhattan China Limited, with China Outfitters Holdings Limited (“COHL”). Under the joint venture agreement, Manhattan China Limited has 10,000,000 initial authorized shares of capital (“joint venture shares”). COHL holds 7,500,000 joint venture shares, a 75% ownership interest in the joint venture, and the Company holds 2,500,000 joint venture shares, a 25% ownership interest in Manhattan China Limited, which is accounted for under the equity method. The Company has a put option to sell its 2,500,000 joint venture shares to COHL in exchange for cash or COHL shares at any time before April 20, 2020. As of October 27, 2012, the Company’s investment in unconsolidated joint venture, which is classified as an other long-term asset in the accompanying condensed consolidated balance sheets, was approximately $0.4 million. The Company did not have equity income (loss) for the three and nine months ended October 27, 2012, as the joint venture had not commenced operations.

8. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consist of the following as of:

	October 27, 2012	January 28, 2012
	(in thousands)
Total letter of credit facilities	$55,322	$55,314
Outstanding letters of credit	(12,140)	(4,555)

Total letters of credit available	$43,182	$50,759

9. REAL ESTATE MORTGAGES

In July 2010, the Company paid off the then existing real estate mortgage loan and refinanced its main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. Principal and interest of $83,000 were due monthly based on a 25 year amortization with the outstanding principal due at maturity. Interest was fixed at 5.80%. In October 2011, the Company amended the mortgage agreement to modify the interest rate. The interest rate was reduced to 5.00% per annum and the terms were restated to reflect new monthly payments of principal and interest of $77,000 based on a 25 year amortization with the outstanding principal due at maturity. In September 2012, the Company again amended the mortgage agreement to modify the interest rate. The interest rate was reduced to 4.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of $71,000, based on a 25 year amortization with the outstanding principal due at maturity. At October 27, 2012, the balance of the real estate mortgage loan totaled $12.1 million, net of discount, of which $302,000 is due within one year.

In June 2006, the Company entered into a mortgage loan for $15 million secured by the Company’s Tampa facility. The loan is due on June 7, 2016. In June 2010, the Company negotiated with the bank to accelerate the rate reset that was scheduled to occur in June 2011, and the interest rate was reduced to 5.75% per annum, among other changes to the loan. In October 2011, the Company amended the mortgage loan agreement to modify the interest rate again. The interest rate was reduced to 4.95% per annum and the terms were restated to reflect new quarterly payments of principal and interest of approximately $268,000, based on a 20 year amortization with the outstanding principal due at maturity. In July 2012, the Company again amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 4.00% per annum and the terms were restated to reflect new quarterly payments of principal and interest of approximately $248,000, based on a 20 year amortization with the outstanding principal due at maturity. At October 27, 2012, the balance of the real estate mortgage loan totaled $13.1 million, net of discount, of which approximately $465,000 is due within one year.

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

10. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $3.8 million and $4.6 million for the three months ended October 27, 2012 and October 29, 2011, respectively, and $11.4 million and $11.7 million for the nine months ended October 27, 2012 and October 29, 2011, respectively, and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
	(in thousands, except per share data)
Numerator:
Net income	$3,180	$6,509	$10,414	$23,734

Denominator:
Basic-weighted average shares	14,662	15,317	14,669	15,009
Dilutive effect: equity awards	526	967	499	1,015
Dilutive effect: warrant	107	107	107	107

Diluted-weighted average shares	15,295	16,391	15,275	16,131

Basic net income per share	$0.22	$0.42	$0.71	$1.58

Diluted net income per share	$0.21	$0.40	$0.68	$1.47

Antidilutive effect:(1)	771	573	1,142	549

(1)

Represents weighted average of stock options to purchase shares of common stock, SARS and restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

12. EQUITY

The following table reflects the changes in equity:

Changes in Equity
(in thousands)
Equity at January 29, 2012	$366,495

Comprehensive income	10,886
Share transactions under employee equity compensation plans	3,953
Purchase of treasury stock	(2,582)

Equity at October 27, 2012	$378,752

Equity at January 30, 2011	$302,940

Comprehensive income	23,773
Share transactions under employee equity compensation plans	5,466
Issuance of common stock	52,926

Equity at October 29, 2011	$385,105

During November 2007, the Company’s Board of Directors authorized the Company to purchase, from time to time and as market and business conditions warranted, up to $20 million of its common stock for cash in the open market or in privately negotiated transactions over a 12-month period. In September 2008, 2009 and 2010, the Board of Directors extended the stock repurchase program for the next twelve months. In November 2011, the Board of Directors increased and extended the stock repurchase program to authorize the Company to repurchase up to $40 million of the Company’s common stock for cash over the next twelve months. In June 2012, the Company’s Board of Directors increased and extended the stock repurchase program to authorize the Company to repurchase up to $60 million of the Company’s common stock for cash through October 31, 2013. Although the Board of Directors allocated a maximum of $60 million to carry out the program, the Company is not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis.

During September 2011, the Company’s Board of Directors authorized the retirement of 2,462,196 shares of treasury stock which were recorded at a cost of approximately $17.4 million on the consolidated balance sheets. Accordingly, the Company reduced common stock and additional paid-in-capital by $25,000 and $17.4 million, respectively. During fiscal 2012, the Company repurchased shares of its common stock at a cost of $16.0 million. Additionally, the Company repurchased shares of its common stock during the nine months ended October 27, 2012 at a cost of $2.6 million, bringing total purchases under the plan to $36.0 million. As of October 27, 2012 and January 28, 2012, there were 1,290,022 shares of treasury stock at a cost of approximately $18.5 million and 1,157,300 shares of treasury stock at a cost of approximately $16.0 million, respectively.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss at October 27, 2012 and January 28, 2012 was comprised of the following:

	October 27, 2012	January 28, 2012
	(in thousands)
Foreign currency translation	$(583)	$(1,055)
Unrealized loss on pension liability, net of tax	(7,123)	(7,123)

Total	$(7,706)	$(8,178)

14. DERIVATIVES

In August 2009, the Company entered into an interest rate cap agreement (the “$75 million Cap Agreement”) for an aggregate notional amount of $75 million associated with the 8 7/8% senior subordinated notes payable due 2013. The $75 million Cap Agreement became effective on December 15, 2010 and was scheduled to terminate on September 15, 2013. The $75 million Cap Agreement was being used to manage cash flow risk associated with the Company’s floating interest rate exposure pursuant to the Swap Agreement. The $75 million Cap Agreement did not qualify for hedge accounting treatment. In connection with the redemption of the 8 7/8% Senior Subordinated Notes Due 2013, the Company elected to terminate the $75 million Cap Agreement. The Company made a $1.6 million termination payment during March 2011.

The location and amount of (losses) on derivative instruments not designated as hedging instruments reported in the consolidated statements of income are as follows:

		Three Months Ended		Nine Months Ended
	Location of (Loss)	October 27,	October 29,	October 27,	October 29,
Derivatives Not Designed As Hedging Instruments	Recognized in Income	2012	2011	2012	2011
		(in thousands)
Derivative : 75 Million Cap Agreement	Interest expense	$—	$—	$—	$(103)

Total		$—	$—	$—	$(103)

Refer to Note 19, “Fair Value Measurements,” for disclosures of the fair value and line item caption of derivative instruments recorded on the condensed consolidated balance sheets.

15. INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2010 through 2013 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to open tax years from 2005 through 2013, depending on each state’s particular statute of limitation. As of October 27, 2012, various state, local, and foreign income tax returns are under examination by taxing authorities. There are currently no U.S. federal income tax returns under examination.

The Company has a $1.4 million liability recorded for unrecognized tax benefits as of January 28, 2012, which includes interest and penalties of $0.4 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three and nine months ended October 27, 2012, the total amount of unrecognized tax benefits decreased by approximately $32,000 and $0.7 million, respectively. The year to date change includes a settlement payment of $0.3 million made in the first quarter. The change to the total amount of the unrecognized tax benefit for the three and nine months ended October 27, 2012 included a decrease in interest and penalties of approximately $1,000 and $0.2 million, respectively.

During the quarter ended April 28, 2012, the Company reached a settlement with the State of New Jersey regarding the income tax liabilities pertaining to the 2004 through 2011 tax years. The liability was settled for less than the recorded amount resulting in a $0.5 million benefit recorded to income tax expense. The Company does not currently anticipate a resolution within the next twelve months for any of the remaining unrecognized tax benefits as of October 27, 2012. However, the statute of limitations related to the Company’s 2010 U.S. federal tax year will expire within the next twelve months. The lapse in the statute of limitations would be expected to decrease tax expense within the next twelve months. The expiration of the statute of limitations related to the Company’s 2010 U.S. federal tax year could result in a tax benefit of up to approximately $0.1 million.

16. STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED SHARES

During the first and third quarters of fiscal 2013, the Company granted an aggregate of 329,199 SARs, to be settled in shares of common stock, to certain key employees. The SARs exercise prices range from $18.19 to $22.46, generally vest over a three-year period and have a seven-year term. The total fair value of the SARs, based on the Black-Scholes Option Pricing Model, amounted to approximately $3.4 million, which is being recorded as compensation expense on a straight-line basis over the vesting period of each SAR.

During the first quarter of fiscal 2013, the Company granted performance based restricted stock to certain key employees pursuant to the Company’s 2005 Long Term Incentive Compensation Plan, as amended and restated, and subject to certain conditions in the grant agreement. Such stock generally vests 100% in May 2015, provided that each employee is still an employee of the Company on such date and the Company has met certain performance criteria. A total of 83,817 shares of restricted stock were issued at an estimated fair value of $1.5 million, which is being recorded as compensation expense on a straight-line basis over the vesting period.

In July 2012, the Company reversed approximately $0.4 million of previously recognized compensation expense into earnings, since it was no longer probable that the previously established performance targets would be met on certain performance based restricted shares and those equity awards were no longer expected to vest. Additionally, in connection with these long term incentive plans, the cash portion, which was also subject to performance based targets, was reversed in the amount of approximately $0.5 million of previously recognized compensation. Performance targets will not be met, and as such, no cash will be awarded in connection with these long term incentive plans.

Also, during the first quarter and second quarter of fiscal 2013, the Company granted 5,500 shares and 132,693 shares, respectively, of restricted stock to certain key employees, which vest over a three-year period at an estimated fair value of $0.1 million and $2.3 million, respectively. During the third quarter of fiscal 2013, the Company granted 9,000 shares of restricted stock to certain key employees, which vest over a three-year period at an estimated fair value of $0.2 million. These values are being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the second quarter of fiscal 2013, the Company awarded to five directors 16,305 shares of restricted stock, which vest over a three-year period at an estimated fair value of $0.3 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$165,517	$174,864	$514,981	$554,818
Women’s Sportswear	45,105	50,506	118,033	130,539
Direct-to-Consumer	18,708	16,746	58,422	48,130
Licensing	6,918	6,304	19,772	17,657

Total revenues	$236,248	$248,420	$711,208	$751,144

Depreciation and amortization
Men’s Sportswear and Swim	$2,108	$2,279	$6,377	$6,789
Women’s Sportswear	531	351	1,466	1,054
Direct-to-Consumer	712	598	2,169	1,776
Licensing	73	141	302	363

Total depreciation and amortization	$3,424	$3,369	$10,314	$9,982

Operating income (loss)
Men’s Sportswear and Swim	$3,910	$7,338	$14,607	$34,095
Women’s Sportswear	327	3,294	(139)	6,588
Direct-to-Consumer	(2,267)	(3,165)	(4,886)	(6,221)
Licensing	6,417	5,258	16,530	14,143

Total operating income	$8,387	$12,725	$26,112	$48,605
Total costs on early extinguishment of debt	—	—	—	1,306
Total interest expense	3,689	3,868	11,011	12,303

Total net income before income taxes	$4,698	$8,857	$15,101	$34,996

18. BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the three and nine months ended fiscal 2013 and 2012:

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
	(in thousands)
Service cost	$63	$63	$189	$189
Interest cost	433	509	1,299	1,527
Expected return on plan assets	(483)	(544)	(1,449)	(1,632)
Amortization of net loss	131	4	393	12

Net periodic benefit cost	$144	$32	$432	$96

19. FAIR VALUE MEASUREMENTS

Accounts receivable, accounts payable, accrued interest payable and accrued expenses. The carrying amounts reported in the balance sheets approximate fair value due to the short-term nature of these instruments.

Real estate mortgages. (classified within Level 2 of the valuation hierarchy) - The carrying amounts of the real estate mortgages were approximately $25.2 million and $25.8 million at October 27, 2012 and January 28, 2012, respectively. The carrying values of the real estate mortgages at October 27, 2012 and January 28, 2012 approximate fair value since they were recently entered into and thus the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 1 of the valuation hierarchy) - The carrying amounts of the senior subordinated notes payable were approximately $150.0 million at October 27, 2012 and January 28, 2012, respectively. As of October 27, 2012 and January 28, 2012, the fair value of the 7 7/8% senior subordinated notes payable was approximately $158.3 million and $154.3 million, respectively, based on quoted market prices.

Interest rate cap. The interest rate cap agreement was terminated during March 2011, therefore no fair value measurements were reported as of October 27, 2012 and January 28, 2012, respectively.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc. (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of October 27, 2012 and January 28, 2012 and for the three and nine months ended October 27, 2012 and October 29, 2011. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc. and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF OCTOBER 27, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$20,313	$31,346	$—	$51,659
Accounts receivable, net	—	130,508	24,439	—	154,947
Intercompany receivable	188,811	—	—	(188,811)	—
Inventories	—	134,123	23,350	—	157,473
Other current assets	—	28,334	1,573	(1,118)	28,789

Total current assets	188,811	313,278	80,708	(189,929)	392,868

Property and equipment, net	—	49,103	5,234	—	54,337
Intangible assets, net	—	222,981	39,330	—	262,311
Investment in subsidiaries	338,318	—	—	(338,318)	—
Other assets	5,998	2,692	606	—	9,296

TOTAL	$533,127	$588,054	$125,878	$(528,247)	$718,812

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$4,375	$98,016	$16,823	$(3,357)	$115,857
Intercompany payable	—	142,523	47,482	(190,005)	—

Total current liabilities	4,375	240,539	64,305	(193,362)	115,857

Notes payable and senior credit facility	150,000	—	—	—	150,000
Other long-term liabilities	—	66,321	5,643	2,239	74,203

Total long-term liabilities	150,000	66,321	5,643	2,239	224,203

Total liabilities	154,375	306,860	69,948	(191,123)	340,060

Total equity	378,752	281,194	55,930	(337,124)	378,752

TOTAL	$533,127	$588,054	$125,878	$(528,247)	$718,812

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED OCTOBER 27, 2012

(amounts in thousands)

			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$204,566	$31,682	$—	$236,248
Gross profit	—	61,729	14,066	—	75,795
Operating income	—	5,726	2,661	—	8,387
Interest and income taxes	—	5,103	104	—	5,207
Equity in earnings of subsidiaries, net	3,180	—	—	(3,180)	—
Net income	3,180	623	2,557	(3,180)	3,180
Comprehensive income	3,748	623	3,125	(3,748)	3,748

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED OCTOBER 29, 2011

(amounts in thousands)

			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$218,905	$29,515	$—	$248,420
Gross profit	—	68,774	13,676	—	82,450
Operating income	—	10,922	1,803	—	12,725
Interest and income taxes	—	6,165	51	—	6,216
Equity in earnings of subsidiaries, net	6,509	—	—	(6,509)	—
Net income	6,509	4,757	1,752	(6,509)	6,509
Comprehensive income	5,725	4,757	968	(5,725)	5,725

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 27, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$611,066	$100,142	$—	$711,208
Gross profit	—	188,547	44,313	—	232,860
Operating income	—	18,457	7,655	—	26,112
Interest and income taxes	—	14,633	1,065	—	15,698
Equity in earnings of subsidiaries, net	10,414	—	—	(10,414)	—
Net income	10,414	3,824	6,590	(10,414)	10,414
Comprehensive income	10,886	3,824	7,062	(10,886)	10,886

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 29, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$665,204	$85,940	$—	$751,144
Gross profit	—	210,826	40,862	—	251,688
Operating income	—	40,476	8,129	—	48,605
Costs on early extinguishment of debt	—	1,306	—	—	1,306
Interest and income taxes	—	23,513	52	—	23,565
Equity in earnings of subsidiaries, net	23,734	—	—	(23,734)	—
Net income	23,734	15,657	8,077	(23,734)	23,734
Comprehensive income	23,773	15,657	8,116	(23,773)	23,773

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 27, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1,678)	$47,096	$14,789	$—	$60,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,201)	(1,214)	—	(6,415)
Proceeds on sale of intangible assets	—	410	—	—	410
Payment on purchase of intangible assets	—	(7,000)	—	—	(7,000)
Proceeds in connection with purchase price adjustment	—	4,547	—	—	4,547

Net cash used in investing activities	—	(7,244)	(1,214)	—	(8,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior credit facility	—	237,047	—	—	237,047
Payments on senior credit facility	—	(258,726)	—	—	(258,726)
Payments on real estate mortgages	—	(534)	—	—	(534)
Deferred financing fees	—	(100)	—	—	(100)
Payments on capital leases	—	(258)	—	—	(258)
Proceeds from exercise of stock options	601	—	—	—	601
Tax benefit from exercise of stock options	384	—	—	—	384
Purchase of treasury stock	(2,582)	—	—	—	(2,582)
Intercompany transactions	3,313	2,738	(6,013)	(38)	—

Net cash provided by (used in) financing activities	1,716	(19,833)	(6,013)	(38)	(24,168)
Effect of exchange rate changes on cash and cash equivalents	(38)	—	(38)	38	(38)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	20,019	7,524	—	27,543
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	294	23,822	—	24,116

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$20,313	$31,346	$—	$51,659

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 29, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$25,085	$(80,788)	$36,041	$650	$(19,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(7,981)	(1,567)	—	(9,548)
Proceeds on sale of intangible assets	—	—	2,875	—	2,875
Payment on purchase of intangible assets	—	(535)	—	—	(535)
Payment on purchase of operating leases	—	(904)	—	—	(904)
Redemption of restricted funds as collateral	—	9,369	—	—	9,369

Net cash (used in) provided by investing activities	—	(51)	1,308	—	1,257

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	303,013	—	—	303,013
Payments on senior credit facility	—	(376,269)	—	—	(376,269)
Payments on real estate mortgages	—	(381)	—	—	(381)
Proceeds from issuance of senior subordinated notes	150,000	—	—	—	150,000
Debt issuance costs	(3,504)	—	—	—	(3,504)
Deferred financing fees	—	(103)	—	—	(103)
Payments on senior subordinated notes	(105,792)	—	—	—	(105,792)
Payments on capital leases	—	(281)	—	—	(281)
Proceeds from exercise of stock options	454	—	—	—	454
Tax benefit from exercise of stock options	456	—	—	—	456
Proceeds from issuance of common stock	56,000	—	—	—	56,000
Stock issuance costs	(3,074)	—	—	—	(3,074)
Intercompany transactions	(119,745)	154,969	(35,344)	120	—

Net cash (used in) provided by financing activities	(25,205)	80,948	(35,344)	120	20,519
Effect of exchange rate changes on cash and cash equivalents	120	—	120	(120)	120

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	109	2,125	650	2,884
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	19,174	(650)	18,524

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$109	$21,299	$—	$21,408

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 28, 2012 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks and goodwill, and the measurement of retirement related benefits. We believe that there have been no significant changes to our critical accounting policies during the three and nine months ended October 27, 2012 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 28, 2012.

Results of Operations

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income, the most directly comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$165,517	$174,864	$514,981	$554,818
Women’s Sportswear	45,105	50,506	118,033	130,539
Direct-to-Consumer	18,708	16,746	58,422	48,130
Licensing	6,918	6,304	19,772	17,657

Total revenues	$236,248	$248,420	$711,208	$751,144

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
	(in thousands)
Reconcilation of operating income to EBITDA
Operating income (loss) by segment:
Men’s Sportswear and Swim	$3,910	$7,338	$14,607	$34,095
Women’s Sportswear	327	3,294	(139)	6,588
Direct-to-Consumer	(2,267)	(3,165)	(4,886)	(6,221)
Licensing	6,417	5,258	16,530	14,143

Total operating income	$8,387	$12,725	$26,112	$48,605

Add:
Depreciation and amortization
Men’s Sportswear and Swim	$2,108	$2,279	$6,377	$6,789
Women’s Sportswear	531	351	1,466	1,054
Direct-to-Consumer	712	598	2,169	1,776
Licensing	73	141	302	363

Total depreciation and amortization	$3,424	$3,369	$10,314	$9,982

EBITDA by segment:
Men’s Sportswear and Swim	$6,018	$9,617	$20,984	$40,884
Women’s Sportswear	858	3,645	1,327	7,642
Direct-to-Consumer	(1,555)	(2,567)	(2,717)	(4,445)
Licensing	6,490	5,399	16,832	14,506

Total EBITDA	$11,811	$16,094	$36,426	$58,587

EBITDA margin by segment
Men’s Sportswear and Swim	3.6%	5.5%	4.1%	7.4%
Women’s Sportswear	1.9%	7.2%	1.1%	5.9%
Direct-to-Consumer	(8.3%)	(15.3%)	(4.7%)	(9.2%)
Licensing	93.8%	85.6%	85.1%	82.2%
Total EBITDA margin	5.0%	6.5%	5.1%	7.8%

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

The following is a discussion of the results of operations for the three and nine month periods of the fiscal year ending February 2, 2013 (“fiscal 2013”) compared with the three and nine month periods of the fiscal year ended January 28, 2012 (“fiscal 2012”).

Results of Operations - three and nine months ended October 27, 2012 compared to the three and nine months ended October 29, 2011.

Net sales. Men’s Sportswear and Swim net sales for the three months ended October 27, 2012 were $165.5 million, a decrease of $9.4 million, or 5.4%, from $174.9 million for the three months ended October 29, 2011. Net sales decreased primarily from our expected decrease in Perry Ellis. As we advance into the fourth quarter we have repositioned Perry Ellis and expect to see an improvement in performance. This decrease was partially offset by increases in our core golf business across all brands.

Men’s Sportswear and Swim net sales for the nine months ended October 27, 2012, were $515.0 million, a decrease of $39.8 million, or 7.2%, from $554.8 million for the nine months ended October 29, 2011. The net sales decrease was attributable to our expected decrease in Perry Ellis and private label bottoms programs, partially offset by increases in our golf and international businesses.

Women’s Sportswear net sales for the three months ended October 27, 2012 were $45.1 million, a decrease of $5.4 million, or 10.7%, from $50.5 million for the three months ended October 29, 2011. Net sales decreased due to the factors described below.

Women’s Sportswear net sales for the nine months ended October 27, 2012, were $118.0 million, a decrease of $12.5 million, or 9.6%, from $130.5 million for the nine months ended October 29, 2011. Net sales decreased, as anticipated, primarily due to our Rafaella sportswear business, partially offset by increases in our contemporary Laundry by Shelli Segal dresses and C&C California businesses. We expect improved performance in Rafaella sportswear collection business as we transition into the holiday and spring seasons.

Direct-to-Consumer net sales for the three months ended October 27, 2012 were $18.7 million, an increase of $2.0 million, or 12.0%, from $16.7 million for the three months ended October 29, 2011. Net sales increased due the factors described below.

Direct-to-Consumer net sales for the nine months ended October 27, 2012, were $58.4 million, an increase of $10.3 million, or 21.4%, from $48.1 million for the nine months ended October 29, 2011. The increase is attributable to comparable store increases in our store base. We also realized continued store expansion and growth in our e-commerce platform.

Royalty income. Royalty income for the three months ended October 27, 2012 was $6.9 million, an increase of $0.6 million, or 9.5%, from $6.3 million for the three months ended October 29, 2011. Royalty income increases were primarily attributable to increases in royalty income from Perry Ellis and Original Penguin footwear licenses and fragrance licenses.

Royalty income for the nine months ended October 27, 2012 was $19.8 million, an increase of $2.1 million, or 11.9%, from $17.7 million for the nine months ended October 29, 2011. Royalty income increases were attributable to Perry Ellis and Original Penguin footwear licenses, as well as, fragrance licenses.

Gross profit. Gross profit was $75.8 million for the three months ended October 27, 2012, a decrease of $6.7 million, or 8.1%, from $82.5 million for the three months ended October 29, 2011. Gross profit was $232.9 million for the nine months ended October 27, 2012, a decrease of $18.8 million, or 7.5%, as compared to $251.7 million for the nine months ended October 29, 2011. These decreases are attributed to the reduction in net sales as described above and the factors described within the gross profit margin section below.

Gross profit margin. As a percentage of total revenue, gross profit margins were 32.1% for the three months ended October 27, 2012, as compared to 33.2% for the three months ended October 29, 2011, a decrease of 110 basis points. The decrease in the quarter was largely driven by continued promotional levels in our collection business coupled with the lower gross margins on the transitioned Callaway businesses. Somewhat offsetting this reduction, were stronger gross margins in our core golf and direct to consumer businesses. For the nine months ended October 27, 2012, gross profit margins were 32.7% as a percentage of total revenue as compared to 33.5% for the nine months ended October 29, 2011, a decrease of 80 basis points. This decrease is primarily associated with the impact from the write-down and liquidation of planned exits of brands, the closing of a sourcing office as well as increased promotional activity within our collection businesses, which will be experienced during fiscal 2013. This decrease was partially offset by higher margins in our direct-to-consumer business, golf lifestyle and licensing.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended October 27, 2012 were $64.0 million, a decrease of $2.4 million, or 3.6%, from $66.4 million for the three months ended October 29, 2011. The decrease was primarily attributable to savings realized in our strategic review, lower incentive compensation expense, partially offset by an increase of approximately $1.1 million related to our reorganization, which includes the cost of the new Callaway business, duplicate rent at our New York offices during our relocation and severance expense related to exited businesses. Increases also resulted from our retail store expansion in our direct-to-consumer business for new stores opened during fiscal 2012.

Selling, general and administrative expenses for the nine months ended October 27, 2012 were $196.4 million, an increase of $3.3 million, or 1.7%, from $193.1 million for the nine months ended October 29, 2011. The increase was in line with our expectations and was primarily attributed to the direct-to-consumer business for new stores opened during fiscal 2012. Also, we experienced costs in the amount of approximately $5.4 million related to our reorganization, which primarily encompassed voluntary early retirement costs, the exit and consolidation of our west and east coast third party logistics warehouses, relocation of our New York offices and severance expense related to exited businesses. These increases were partially offset by savings realized in our strategic review as well as lower compensation expense.

EBITDA. Men’s Sportswear and Swim EBITDA margin for the three months ended October 27, 2012 decreased 190 basis points to 3.6%, from 5.5% for the three months ended October 29, 2011. Men’s Sportswear and Swim EBITDA margin for the nine months ended October 27, 2012, decreased 330 basis points to 4.1%, from 7.4% for the nine months ended October 29, 2011. The EBITDA margin was negatively impacted by the reduction in gross profit margin, which was attributable to higher levels of promotional activity in our Perry Ellis sportswear collection business, partially offset by higher gross profit margins in our golf lifestyle business. We also realized reduced leverage from selling, general and administrative expenses attributable to the expected revenue reductions in this segment.

Women’s Sportswear EBITDA margin for the three months ended October 27, 2012 decreased 530 basis points to 1.9%, from 7.2% for the three months ended October 29, 2011. Women’s Sportswear EBITDA margin for the nine months ended October 27, 2012 decreased 480 basis points to 1.1%, from 5.9% for the nine months ended October 29, 2011. In addition to the reduction of net sales, as discussed above, the margin was negatively impacted by the costs associated with the exit and consolidation of our east coast warehouse logistics providers. Margin was also negatively impacted by the loss of leverage in selling, general and administrative expenses attributable to the expected revenue reductions in this segment.

Direct-to-Consumer EBITDA margin for the three months ended October 27, 2012 increased 700 basis points to (8.3%), from (15.3%) for the three months ended October 29, 2011. Direct-to-Consumer EBITDA margin for the nine months ended October 27, 2012 improved 450 basis points to (4.7%), from (9.2%) for the nine months ended October 29, 2011. The increase was primarily attributable to the expansion of net sales and gross profit margin as described above. In addition, the segment realized favorable leverage in selling, general and administrative expenses attributable to the revenue increases realized in the segment.

Licensing EBITDA margin for the three months ended October 27, 2012 increased 820 basis points to 93.8%, from 85.6% for the three months ended October 29, 2011. Licensing EBITDA margin for the nine months ended October 27, 2012 increased 290 basis points to 85.1%, from 82.2% for the nine months ended October 29, 2011. These increases were primarily attributed to the increase in license business as discussed above.

Depreciation and amortization. Depreciation and amortization for the three months ended October 27, 2012 and October 29, 2011 remained flat at $3.4 million, respectively. Depreciation and amortization for the nine months ended October 27, 2012, was $10.3 million, an increase of $0.3 million, or 3.0%, from $10.0 million for the nine months ended October 29, 2011. This increase is attributed to our capital expenditures, primarily in the direct-to-consumer segment.

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

Interest expense. Interest expense for the three months ended October 27, 2012 was $3.7 million, a decrease of $0.2 million, or 5.1%, from $3.9 million for the three months ended October 29, 2011. Interest expense for the nine months ended October 27, 2012 was $11.0 million, a decrease of $1.3 million, or 10.6%, from $12.3 million for the nine months ended October 29, 2011. For the three months ended October 27, 2012, the primary reason for the decrease in interest expense is due to the lower average borrowings on our credit facility as compared to our borrowings in the prior year. Additionally, for the nine months ended October 27, 2012 the decrease is further attributable to the 8 7/8% senior subordinated notes and the 7 7/8% senior subordinated notes that were outstanding simultaneously for about one month during fiscal 2012 causing us to have approximately $0.7 million in redundant interest expense. There were no comparable transactions during fiscal 2013.

Income taxes. The income tax provision for the three months ended October 27, 2012, was $1.5 million, a decrease of $0.8 million as compared to the income tax provision of $2.3 million for the three months ended October 29, 2011. For the three months ended October 27, 2012, our effective tax rate was 32.3% as compared to 26.5% for the three months ended October 29, 2011. The overall increase in the effective tax rate is attributed to a change in ratio of income between domestic and foreign operations, of which the domestic operations are taxed at higher statutory tax rates.

Our income tax provision for the nine months ended October 27, 2012, was $4.7 million, a $6.6 million decrease as compared to $11.3 million for the nine months ended October 29, 2011. For the nine months ended October 27, 2012, our effective tax rate was 31.0% as compared to 32.2% for the nine months ended October 29, 2011. The decrease in the effective tax rate is attributed to prior year withholding taxes that are not applicable in the current year, as well as a change in the ratio of income earned between domestic and foreign operations, of which the foreign operations are taxed at lower statutory rates.

Net income. The net income for the three months ended October 27, 2012 was $3.2 million, a decrease of $3.3 million, or 50.8%, as compared to $6.5 million for the three months ended October 29, 2011. Net income for the nine months ended October 27, 2012 was $10.4 million, a decrease of $13.3 million, or 56.1%, as compared to $23.7 million for the nine months ended October 29, 2011. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions and capital expenditures; and to a lesser extent, on letter of credit facilities for the acquisition of a small portion of our inventory purchases. We believe that our working capital requirements will decrease for fiscal 2013 driven primarily by lower levels of inventory. As of October 27, 2012, our working capital was $277.0 million as compared to $289.9 million as of January 28, 2012 and $303.1 million as of October 29, 2011. We believe that our cash flows from operations and availability under our senior credit facility and letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets, which had a net book value of $23.8 million at October 27, 2012, have a higher market value and may provide us with additional capital resources, if needed. Additional borrowings against these real estate assets, however, would be subject to certain loan to value criteria established by lending institutions. As of October 27, 2012, we had mortgage loans on these properties totaling $25.2 million.

Net cash provided by operating activities was $60.2 million for the nine months ended October 27, 2012, as compared to cash used in operating activities of $19.0 million for the nine months ended October 29, 2011.

The cash provided by operating activities for nine months ended October 27, 2012 is primarily attributable to a decrease in inventory of $41.1 million associated with our inventory management, an increase of our accounts payable and accrued expenses of $6.7 million and an decrease in other current assets and prepaid income taxes of $1.1 million; partially offset by an increase in accounts receivable of $9.3 million, and a decrease in accrued interest in the amount of $3.2 million. As a result of the decrease in inventory for the nine months ended October 27, 2012, our inventory turnover ratio increased to 3.7 as compared to 3.3 for the comparable period in fiscal 2012. The cash used in operating activities for the nine months ended October 29, 2011 is primarily attributable to an increase in inventory of $22.1 million, an increase in account receivable of $20.4 million and an increase in other current assets and prepaid income taxes of $3.4 million, a decrease in accounts payable and accrued expenses of

$8.3 million; partially offset by net income of $23.7 million. As a result of this increase in inventory and the inventory acquired through the Rafaella acquisition in January 2011, our inventory turnover ratio decreased to 3.3 as of October 29, 2011, as compared to 4.4 as of October 30, 2010.

Net cash used in investing activities was $8.5 million for the nine months ended October 27, 2012, as compared to cash provided by investing activities of $1.3 million for the nine months ended October 29, 2011. The net cash used during the nine months ended October 27, 2012, primarily reflects the purchase of Ben Hogan in the amount of $7.0 million and the purchase of property and equipment in the amount of $6.4 million; offset by the proceeds related to the Rafaella purchase price adjustment of $4.5 million. The net cash provided in the first nine months of fiscal 2012 primarily reflects the redemption of restricted cash collateralizing letters of credit in the amount of $9.4 million acquired in the Rafaella acquisition and the proceeds from the sale of certain foreign intangible assets in the amount of $2.9 million; partially offset by the purchase of property and equipment in the amount of $9.5 million. We anticipate capital expenditures during fiscal 2013 of $8.0 million to $10.0 million in technology, systems, retail stores, and other expenditures.

Net cash used in financing activities for the nine months ended October 27, 2012 was $24.2 million, as compared to cash provided by financing activities of $20.5 million for the nine months ended October 29, 2011. The net cash used during the first nine months of fiscal 2013 primarily reflects net payments on our senior credit facility of $21.7 million and the purchase of treasury stock of $2.6 million; partially offset by proceeds from exercises of stock options of $0.6 million and a tax benefit from the exercise of stock options of $0.4 million. The net cash provided during the first nine months of fiscal 2012 primarily reflects net proceeds from the issuance of our new 7 7/8% senior subordinated notes in the amount of $146.5 million and the net proceeds from our stock offering in the amount of $52.9 million; partially offset by net payments on our senior credit facility of $73.3 million and the retirement of our 8 7/8% senior subordinated notes in the amount of $105.8 million, including redemption premiums and commissions of $1.5 million.

During November 2007, our Board of Directors authorized us to purchase, from time to time and as market and business conditions warranted, up to $20 million of our common stock for cash in the open market or in privately negotiated transactions over a 12-month period. In September 2008, 2009 and 2010, the Board of Directors extended the stock repurchase program for the next twelve months. In November 2011, the Board of Directors increased and extended the stock repurchase program, to authorize us to repurchase up to $40 million of our common stock for cash over the next twelve months. In June 2012, our Board of Directors increased and extended the stock repurchase program, to authorize us to repurchase up to $60 million of our common stock for cash through October 31, 2013. Although the Board of Directors allocated a maximum of $60 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis.

During September 2011, our Board of Directors authorized the retirement of 2,462,196 shares of treasury stock which were recorded at a cost of approximately $17.4 million on the consolidated balance sheets. Accordingly, we reduced common stock and additional paid-in-capital by $25,000 and $17.4 million, respectively. During fiscal 2012, we repurchased shares of our common stock at a cost of $16.0 million. Additionally, we repurchased shares of our common stock during the nine months ended October 27, 2012 at a cost of $2.6 million, bringing total purchases under the plan to $36.0 million. As of October 27, 2012 and January 28, 2012, there were 1,290,022 shares of treasury stock at a cost of approximately $18.5 million and 1,157,300 shares of treasury stock at a cost of approximately $16.0 million, respectively.

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

Investment in Joint Venture

On April 20, 2012, we formed a joint venture, Manhattan China Limited, with China Outfitters Holdings Limited, (“COHL”). Under the joint venture agreement Manhattan China Limited has 10,000,000 initial authorized shares of capital or joint venture shares. COHL holds 7,500,000 joint venture shares, a 75% ownership interest in the joint venture, and we hold 2,500,000 joint venture shares, a 25% ownership interest in Manhattan China Limited, which is accounted for under the equity method. We have a put option to sell our 2,500,000 joint venture shares to COHL in exchange for cash or COHL shares at any time before April 20, 2020. As of October 27, 2012, our investment in unconsolidated joint venture, which is classified as an other long-term asset in the accompanying condensed consolidated balance sheets, was approximately $0.4 million. We did not have equity income (loss) for the three and nine months ended October 27, 2012, as the joint venture had not commenced operations.

Senior Credit Facility

On December 2, 2011, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $125 million, subject to increases from time to time in increments of $25 million up to a maximum of $200 million. The Credit Facility has a five-year term that expires on December 2, 2016. At October 27, 2012, we had no outstanding balance drawn against the Credit Facility and at January 28, 2012, we had outstanding borrowings of $21.7 million under the Credit Facility.

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

Security. As security for the indebtedness under the Credit Facility, we granted to the lenders a first priority security interest (subject to liens permitted under the Credit Facility to be senior thereto) in substantially all of our existing and future assets, including, without limitation, accounts receivable, inventory, deposit accounts, general intangibles, equipment and capital stock or membership interests, as the case may be, of certain subsidiaries, and real estate, but excluding our non-U.S. subsidiaries and all of our trademark portfolio.

Letter of Credit Facilities

As of October 27, 2012, we maintained two U.S. dollar letter of credit facilities totaling $55.0 million and one letter of credit facility totaling $0.3 million utilized by our United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

During the third quarter of fiscal 2012, we increased one of our two U.S. dollar letters of credit from $10.0 million to $15.0 million, under existing terms and reduced the letter of credit facility utilized by our United Kingdom subsidiary from $1.0 million to $0.3 million. As of October 27, 2012 and January 28, 2012, there was $43.2 million and $50.8 million, respectively available under our existing letter of credit facilities.

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

7 7/8% $150 Million Senior Subordinated Notes Payable

In March 2011, we issued $150 million 7 7/8% senior subordinated notes, due April 1, 2019. The proceeds of this offering were used to retire the $150 million 8 7/ 8% senior subordinated notes due September 15, 2013 and to repay a portion of the outstanding balance on the senior credit facility. The proceeds to us were $146.5 million yielding an effective interest rate of 8.0%.

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

Real Estate Mortgage Loans

In July 2010, we paid off the then existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. Principal and interest of $83,000 were due monthly based on a 25 year amortization with the outstanding principal due at maturity. Interest was fixed at 5.80%. In October 2011, we amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 5.00% per annum and the terms were restated to reflect new monthly payments of principal and interest of $77,000 based on a 25 year amortization with the outstanding principal due at maturity. In September 2012, we again amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 4.25% per annum and the terms were restated to reflect new quarterly payments of principal and interest of $71,000, based on a 25 year amortization with the outstanding principal due at maturity. At October 27, 2012, the balance of the real estate mortgage loan totaled $12.1 million, net of discount, of which $302,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on June 7, 2016. In June 2010, we negotiated with the bank to accelerate the rate reset that was scheduled to occur in June 2011, and the interest rate was reduced to 5.75% per annum, among other changes to the loan. In October 2011, we amended the mortgage loan agreement to modify the interest rate again. The interest rate was reduced to 4.95% per annum and the terms were restated to reflect new quarterly payments of principal and interest of $268,000, based on a 20 year amortization with the outstanding principal due at maturity. In July 2012, we again amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 4.00% per annum and the terms were restated to reflect new quarterly payments of principal and interest of approximately $248,000, based on a 20 year amortization with the outstanding principal due at maturity. At October 27, 2012, the balance of the real estate mortgage loan totaled $13.1 million, net of discount, of which approximately $465,000 is due within one year.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and nine months ended October 27, 2012.

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

Derivatives on $150 Million Senior Subordinated Notes Payable

In August 2009, we entered into an interest rate cap agreement (the “$75 million Cap Agreement”) for an aggregate notional amount of $75 million associated with our 8 7/8% senior subordinated notes payable. The $75 million Cap Agreement became effective on December 15, 2010 and was scheduled to terminate on September 15, 2013. The $75 million Cap Agreement was being used to manage cash flow risk associated with our floating interest rate exposure pursuant to the Swap Agreement. The $75 million Cap Agreement did not qualify for hedge accounting treatment. We terminated the $75 million Cap Agreement during March 2011. In connection with the termination, we paid $1.6 million. The change in fair value did not result in a material increase in interest expense during fiscal 2012.

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

Item 4: Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities Exchange Act. Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 27, 2012 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended October 27, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following amounts of our common stock during the third quarter of fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value that May Yet Be Purchased under the Plans or Programs
August 1, 2012 to August 31, 2012	122,022	$19.42	122,022	$24,258,427
October 1, 2012 to October 27, 2012	10,700	$19.85	10,700	$24,045,983

Total shares repurchased during Fiscal 2013	132,722	$19.45	132,722	$24,045,983

(1)

During November 2007, the Board of Directors authorized us to purchase, from time to time and as market and business conditions warrant, up to $20 million of our common stock for cash in the open market or in privately negotiated transactions over a 12-month period. In September 2008, 2009 and 2010, the Board of Directors extended the stock repurchase program for the next twelve months. In November 2011, the Board of Directors increased and extended the stock repurchase program, to authorize us to repurchase up to $40 million of our common stock for cash over the next twelve months. In June 2012, the Board Directors increased and extended the stock repurchase program, to authorize us to repurchase up to $60 million of our common stock for cash through October 31, 2013. Although the Board of Directors allocated a maximum of $60 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis.

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

Perry Ellis International, Inc.

December 4, 2012	By:	/S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Section 1350

32.2	Certification of Principal Financial Officer pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase