Form 10-K
period 2013-02-02
PERRY ELLIS INTERNATIONAL INC
filed 2013-04-16
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $231,597,000 (as of July 28, 2012).

The number of shares outstanding of the registrant’s Common Stock is 15,330,496 (as of April 12, 2013).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

Portions of the Company’s Proxy Statement for the 2013 Annual Meeting—Part III

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. References in this report to the Rafaella acquisition refer to our acquisition of this brand in January 2011. The Ben Hogan acquisition refers to our acquisition of this brand in February 2012. References in this report to annual financial data for Perry Ellis refer to fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011. The periods presented in these financial statements are the fiscal years ended February 2, 2013 (“fiscal 2013”), January 28, 2012 (“fiscal 2012”) and January 29, 2011 (“fiscal 2010”). Fiscal 2013 contained 53 weeks while fiscal 2012 and 2011 each contained 52 weeks. This Form 10-K contains references to trademarks held by us and those of third parties.

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

Overview

We are one of the leading apparel companies in the United States. We manage a portfolio of major brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution in approximately 15,000 selling doors. Our portfolio of highly recognized brands include: Anchor Blue®, Axist®, Ben Hogan®, C&C California®, Cubavera®, Farah®, Gotcha®, Grand Slam®, Jantzen®, John Henry®, Laundry by Shelli Segal®, Manhattan®, Munsingwear®, Original Penguin® by Munsingwear® (“Original Penguin”), Perry Ellis®, Rafaella®, and Savane®. We also (i) license the Callaway Golf® brand and PGA Tour® brand, including Champions Tour® brand, for golf apparel, (ii) license the Jag® brand for men’s and women’s swimwear and cover-ups and (iii) license the Nike® brand for swimwear and swimwear accessories.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers, in the United States, Canada, Mexico, the United Kingdom and Europe. Our largest customers include Kohl’s Corporation (“Kohl’s”), Macy’s, Inc. (“Macy’s”), Sam’s Wholesale Club (“Sam’s”), The Marmaxx Group, and Dillard’s Inc. (“Dillard’s”). As of March 1, 2013, we operated 40 Perry Ellis, five Original Penguin and two multi-brand retail outlet stores located primarily in upscale retail outlet malls across the United States, United Kingdom and Puerto Rico. As of March 1, 2013 we also operated three Perry Ellis, two Cubavera and 17 Original Penguin full price retail stores located in upscale demographic markets in the United States and United Kingdom. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through three worldwide, 59 domestic, and 86 international license agreements covering over 100 countries.

In fiscal 2013, our Men’s Sportswear and Swim segment, which is comprised of men’s sportswear, swimwear and swimwear accessories, accounted for 73% of our total revenues, our Women’s Sportswear segment accounted for 15% of our total revenues, our Direct-to-Consumer segment, which is comprised of retail and e-commerce, accounted for 9% of our total revenues and our licensing segment accounted for approximately 3% of our total revenues. Finally, our U.S. based business represented approximately 92% of total revenues, while our foreign operations represented 8% of total revenues for fiscal 2013.

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

We believe that we have the following competitive strengths in our industry:

Portfolio of nationally and internationally recognized brands. We currently own or license a portfolio of over 30 brands, which enjoy high recognition within their respective consumer segments. Our brands attract a loyal following of consumers and retailers who desire high quality, well-designed fashion apparel and accessories. We have developed our premier brand, Perry Ellis, into an American sportswear lifestyle brand. Our other owned brands include well-known names such as Axist, Ben Hogan, Cubavera, Original Penguin, Rafaella, Laundry by Shelli Segal, C&C California, and Jantzen. Additionally, we license various brands including Callaway Golf, Nike and PGA TOUR. To broaden our brands’ consumer reach into additional categories and geographies, we also license several of our owned brands to third parties. We believe our strong brand recognition supports the strength of the business by helping to define consumer preferences and drive selling space at retailers.

Diversified business model. We believe that our diversified business model allows us to maximize the reach of our brand portfolio while reducing the risk associated with any single brand, product category or point of distribution. We view our business as being diversified:

By brand: We maintain a global portfolio of over 30 highly recognized brands that appeal to fashion conscious consumers across various income levels. We design, source, market and license most of our products on a brand-by-brand basis targeting distinct consumer demographic and lifestyle profiles. For example, we market the Perry Ellis and Original Penguin brands to higher-income consumers and market the Grand Slam, John Henry and Axist brands to middle-income consumers. We also market brands that target women through our Rafaella, Laundry by Shelli Segal and C&C California brands, as well as through our family of swimwear and golf products, which include Jantzen, Nike, Jag and Callaway.

By product: We design and market apparel and accessories in a broad range of both men’s and women’s product categories, which we believe increases the stability of our business. Our menswear offerings include career and casual sportswear and bottoms, pants, jeans wear, golf apparel, sweaters, sports apparel, swimwear and swim accessories, activewear, outerwear and leather accessories. Our womenswear offerings include dresses, sportswear, swimwear, and swim accessories. We believe that our product diversity decreases our dependence on a single product line or fashion trend and contributes substantially to our growth opportunities.

By distribution channel: We market our products across multiple levels of retail distribution, allowing us to reach a broad range of consumers domestically and internationally. We distribute our products through luxury stores, department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers. Our products are distributed through approximately 15,000 doors at some of the nation’s leading retailers, including Kohl’s, Macy’s, Sam’s, The Marmaxx Group, and Dillard’s. We also distribute our products through our own retail stores, which include 40 Perry Ellis, five Original Penguin and two multi-brand retail outlet stores and three Perry Ellis, two Cubavera and 17 Original Penguin full-price retail stores. We also operate e-commerce sites for several of our brands. Finally, we have successfully expanded product and brand distribution in the United Kingdom, Canada, Latin America and Europe, and believe additional opportunities exist for further international expansion of our brand base.

The following table illustrates the current diversity of a cross section of our brands and products we produce and market and their respective distribution channels:

Distribution Channels
Luxury Stores	Original Penguin	Laundry by Shelli Segal	C&C California	Callaway Golf

Department Stores	Perry Ellis	Rafaella	Callaway Golf	Jag
	Savane Cubavera	Laundry by Shelli Segal Jantzen	PGA TOUR Champions Tour	Nike Swim Store Brands

Chain Stores	Natural Issue The Havanera Co. Centro Gotcha	Chispa Axist John Henry Mondo di Marco	PGA TOUR Pro Player Grand Slam	Nike Swim Store Brands Jag

Mass Merchants	Ben Hogan	Solero	Store Brands	Farah

Corporate/Green Grass	Callaway Golf	Munsingwear	PGA TOUR

Specialty Stores	C&C California Jag	Original Penguin Laundry by Shelli Segal	Jantzen	Nike Swim

International (1)	Perry Ellis Original Penguin PGA TOUR	Callaway Laundry by Shelli Segal	Manhattan Farah	Jantzen Nike

Direct Retail	Original Penguin Perry Ellis	Rafaella	Cubavera	C&C California

(1)	This channel includes Company operated retail stores, e-commerce and concession locations.

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

Sophisticated global low-cost sourcing capabilities. We have sourced our products globally for over 45 years and employ sophisticated logistics and supply chain management systems to maintain maximum flexibility. Our network of worldwide company owned sourcing offices and some agents enables us to meet our customers’ needs in an efficient and high quality manner without relying on any one vendor, factory, or country. In fiscal 2013, based on the total units, we sourced our products from Asia (77%), the Middle East (16%) and the

Americas (7%). We maintain a staff of over 300 experienced sourcing professionals in five offices in China (including Hong Kong), as well as in the United States, Taiwan, Bangladesh, Indonesia and Vietnam. Our sourcing offices closely monitor our suppliers and provide strict quality assurance analyses that allow us to consistently maintain our high quality standard for our customers. We have a compliance department that works closely with our quality assurance staff to ensure that our sourcing partners comply with Company-mandated and country-specific labor and employment regulations. We believe that sourcing our products overseas allows us to manage our inventories more effectively while avoiding capital investments in production facilities. Because of our sourcing experience, capabilities and relationships, we believe that we are well positioned to take advantage of the changing textile and apparel quota environment.

Design expertise and advanced technology. We maintain a staff of designers, merchandisers and artists who are supported by a staff of design professionals, including assistant designers, technical designers, graphic artists and production assistants. Our in-house design staff designs substantially all of our products using advanced computer-aided design technology that minimizes the time-intensive and costly production of sewn prototypes prior to customer approval. In addition, this technology provides our customers with products that have been custom designed for their specific needs and meet current fashion trends. We employ advanced fabric and design technologies to ensure a proper fit and outstanding performance when we create our women’s and men’s golf and swimwear. We regularly upgrade our computer technology, including our Product Lifecycle Management systems, to enhance our design capabilities, facilitate communication with our global suppliers and customers on a real-time basis, react faster to new product developments by competitors and meet changes in customer needs.

We use the Oracle Retail Planning system, which enhances our sales planners’ ability to manage and monitor our retail customers’ inventory at the SKU level. This system helps maximize the sales and margins of our products by increasing inventory turns for the retailer, which in turn reduces our product returns and markdowns and increases our profitability. We use PerrySolutions in-house planning software, Planalytics and Oracle Retail during the assortment planning process to allocate the correct quantities for the initial rollout of product at retail.

We use our Data Warehouse, Geographical Information Systems and IBM SPSS to detect future trends as well as to identify new business opportunities. Our e-commerce technology from Demandware coupled with the best of breed e-commerce Cloud and social media services is leading edge. In the coming year we are planning to implement a loyalty program, and mobile POS, which will allow us to better service our customers at our company owned stores and e-commerce.

Proven ability to integrate acquisitions. We have been successful in selectively acquiring, managing, developing and positioning more than 30 highly recognized brands within our business, including Munsingwear (1996), Perry Ellis (1999), John Henry (1999), Manhattan (1999), Jantzen (2002), the brands owned by Perry Ellis Menswear, LLC and Redsand (2003), Farah and Savane (2005), the action sports Gotcha, Girl Star and MCD brands (2005/2006), the women’s contemporary brands, Laundry by Shelli Segal and C&C California (2008), Rafaella (2011), Anchor Blue (2011) and most recently Ben Hogan (2012).

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

Experienced management team. Our senior management team averages more than 30 years in the apparel industry and has extensive experience in growing and rejuvenating brands, structuring licensing agreements, and building strong relationships with global suppliers and retailers. George Feldenkreis, our chairman and chief executive officer, and Oscar Feldenkreis, our vice chairman, president and chief operating officer, had employment agreements through January 31, 2013, which are currently under negotiations. Additionally, we have an established and highly experienced team of senior managers who support our business.

Our Business Strategy

We intend to continue to drive brand reach and recognition globally for each one of our key brands through expansion with existing consumers and attracting new consumers, geographic regions and distribution channels. Our strategy is to capitalize on the significant opportunities presented by the revitalization of our Perry Ellis brand, optimizing our product competency in golf apparel and increasing revenues and profitability of our women’s and other businesses through the execution of the following strategies:

Continue to strengthen the competitive position and recognition of our brands. We intend for our key brands to be leaders in their respective market segments by aggressively marketing them to both consumers and retailers. We manage each of these brands individually, developing a distinctive brand and marketing strategy for every product category and distribution channel. We participate in cooperative advertising in print and broadcast media, as well as market directly to consumers through social media, billboards, event and celebrity sponsorships, and special event advertisements, and online through our e-commerce platform, viral marketing initiatives, and advertisements in selected periodicals. In addition, we continue to have a strong presence at trade shows, such as “MRket.” in Las Vegas, Market Weeks in New York, PGA in Orlando, Bread and Butter in Europe and golf, swim shows and events throughout the world. Licensing our brands to third parties also enhances brand image and loyalty by providing increased customer exposure domestically and internationally, as well as product extensions outside of our internal product core competencies.

Expand our product offerings. We intend to continue to expand the range of our product lines, thereby capitalizing on the name recognition, popularity, and target customer segmentation of our major brands. For example, our Ben Hogan acquisition positioned us with opportunities to develop compression and woven tops, hats, belts, gloves and other apparel products which can be replicated within our other golf brands. We have expanded our product offerings to include new line extensions, such as Perry Ellis America, which provides a casual sportswear complement to the Perry Ellis Collection offering. In addition, Laundry by Design expands the reach for dress to pursue a better price point with the customer shopping in different channels of distribution from the current Laundry by Shelli Segal contemporary market. Our Rafaella acquisition provided us more critical mass in the women’s apparel market in the United States. The business strategy now is to expand the brand from a related separates business to a broader collection, thus accelerating opportunities in existing wholesale distribution as well as broadened product categories through licensed partners.

Further improve the e-commerce channel. We intend to seek to improve the online capabilities and functions of the Perry Ellis, Original Penguin, C&C California, Rafaella and Cubavera e-commerce sites to improve the shopping experience and attract additional business both domestically and abroad. In addition, we plan to continue servicing our indirect e-commerce channel platforms for our retail partners by further investing in product presentation and selling capabilities to strengthen the competitive position and image of our current brands on their respective websites.

Expand Our Store Base. We will continue to expand our retail presence both domestically and internationally by opening new retail locations for Original Penguin Perry Ellis and other brands. In addition, we will continue to expand internationally through licensed stores throughout Asia, Canada and Latin America.

Grow in Underpenetrated Markets. Our historic growth focused primarily on the wholesale channel within the United States, and accordingly, our revenues are concentrated in that distribution channel. We intend to penetrate our existing markets and successfully expand our business in relatively underpenetrated US markets, focusing on maintaining the integrity of our products and reinforcing our image at existing and new retail stores. We will also seek to expand our business with our existing customers by offering them products that are compelling and different from those in the marketplace and by capitalizing on our relationships with them by offering them more of our products.

Adapt to our continually changing marketplace. We will continue to make the necessary investments and implement strategies to meet the growing needs of our customers on a timely basis in the ever-changing apparel industry. We are currently focusing on expanding our business in the following areas:

•

We executed a revitalization for the Perry Ellis brand with additions to our creative and management teams, and the launch of the Very Perry campaign. We believe these efforts coupled with stronger product quality and perception will elevate our wholesale distribution to attain higher price points for our products. We believe this brand has continued growth opportunities as we expand our product categories in conjunction with our licensing partners.

•

With the acquisition of the Laundry by Shelli Segal, C&C California and the Rafaella brands, we significantly strengthened our position in women’s apparel in the United States. The Rafaella acquisition provides us with the potential for product extensions and synergies throughout the Laundry by Shelli Segal, C&C California and Perry Ellis Brands. We see the development of a true lifestyle collection for Rafaella and development of a full sportswear collection for Laundry by Shelli Segal in the contemporary market. We also see additional potential by licensing out accessories, footwear and fragrances, as evidenced by the recent license of the Laundry by Shelli Segal fragrance.

•

We are a top producer of golf lifestyle products with multiple brands including Callaway Golf, PGA TOUR, Grand Slam, and Ben Hogan, across multiple distribution channels and look for further expansion in this area. We added Callaway Golf to our portfolio of golf brands during fiscal 2010, and in fiscal 2013 expanded our licensing agreement to include off-course, green grass and sporting goods retailers while also expanding the territory to the entire Western Hemisphere. In fiscal 2013 we concluded the purchase of the Ben Hogan trademark and launched apparel with a retail partner during the latter part of the year. During this year, we expanded the licensing apparel agreements with PGA TOUR to reach the entire Western Hemisphere.

•

We expect to continue increasing the presence of our brands in Europe by leveraging our United Kingdom market position. We have expanded our Original Penguin brand on a Pan-European basis from its initial introduction in fiscal 2007. We look to generate further expansion of Original Penguin and of our other brands internationally through this platform.

•

We are focused on several initiatives to increase our direct to consumer sales, including further expansion of our full-priced retail, our outlet stores and our continued launch of e-commerce web sites.

•	We entered into agreements that further expand our brands and give us a presence in Asia, including stores under Manhattan and Laundry by Shelli Segal.

Expand our licensing opportunities. We believe licensing to third parties is an attractive opportunity for our brands by providing increased customer exposure domestically and internationally, as well as opportunities for future product extensions. We intend to continue to license our brands to existing and new licensees as profitable opportunities arise and expand our licensing activities in home, womenswear, sportswear, and fragrances across all geographies. We will continue to provide our licensing partners with strong brands, design expertise and innovative marketing strategies. In addition to the revenues and brand awareness that licensing provides us, we also believe that licensing our brands benefits us by providing significant high-margin operating income.

Pursue strategic acquisitions and opportunities that leverage and enhance our business platforms. We intend to continue our strategy of making selective acquisitions to expand our portfolio of brands and add new product categories. We intend to pursue acquisition opportunities in a disciplined and opportunistic manner and focus on products or categories that have high consumer awareness and are difficult to duplicate from a technical or logistical standpoint. We will also continue to internally develop new brands and logical extensions of existing brands as opportunities in the marketplace arise. Since our initial public offering in 1993, we have acquired, or obtained licenses for, many brands, including Munsingwear, Perry Ellis, Rafaella, John Henry, Jantzen, Jag, Nike, Mondo di Marco, Pro Player, PGA TOUR, Savane, Farah, Champions Tour, Gotcha, Girl Star, MCD, Laundry by Shelli Segal, C&C California, Callaway Golf, Anchor Blue and Ben Hogan.

Recent Developments

On April 20, 2012, we formed a joint venture, Manhattan China Limited, with China Outfitters Holdings Limited (“COHL”). Under the joint venture agreement, Manhattan China Limited has 10,000,000 initial authorized shares of capital (“joint venture shares”). COHL holds 7,500,000 joint venture shares, a 75% ownership interest in the joint venture, and we hold 2,500,000 joint venture shares, a 25% ownership interest in Manhattan China Limited, which further expands our brands and gives us a presence in Asia, including stores under the Manhattan brand.

On April 15, 2012, we expanded our licensing agreement with Callaway Golf Company to include additional channels as well as territories in the Americas.

On February 16, 2012, we completed the acquisition of the world-wide intellectual property rights of the Ben Hogan family of brands from Callaway Golf Company for a purchase price of $7.0 million. We launched a full golf lifestyle apparel line in a major retailer during the year.

On March 2, 2011, we entered into underwriting agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as representatives of the underwriters that are parties thereto (the “Underwriting Agreements”) in connection with common stock and senior subordinated notes offerings.

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

The acquisition of the Rafaella brands provided us with the opportunity to extend product offerings to additional retail customers. We also see the opportunity to build sportswear collections under our existing brands such as Laundry by Shelli Segal, C&C California and Perry Ellis. The Rafaella brands target a value-conscious, yet fashion-minded, consumer and are distributed through major department stores.

Brands

In fiscal 2013, approximately 87% of our net sales were from branded label sales compared to 85% in fiscal 2012. We currently own and license nationally and internationally over 30 recognized brands and the products are sourced for and sold throughout all major levels of retail distribution. Our owned brands include: Anchor Blue, Axist, Ben Hogan, C&C California, Cubavera, Farah, Gotcha, Grand Slam, Jantzen, John Henry, Laundry by Shelli Segal, Manhattan, Munsingwear, Original Penguin, Perry Ellis, Rafaella, and Savane. We also distribute the Callaway Golf, Champions Tour, Nike, Jag and PGA TOUR brands under license arrangements.

We license our premier brand, Perry Ellis, and many of our other brands, including: Cubavera, Gotcha, Jantzen, Laundry by Shelli Segal, and Original Penguin, among others, for products in distribution channels in which we do not sell directly to retailers. Licensed products include fragrances, leather goods, accessories, jewelry, home goods and more. In addition, we license our brands internationally for further reach and increased global penetration. Our depth of brand selection enables us to target consumers across a wide range of ages, incomes and lifestyles, reduces our reliance on any single distribution channel, customer or demographic group, and minimizes competition among brands.

Anchor Blue. Originated in California, Anchor Blue uses the West Coast as inspiration. Laidback vibe with an edgy attitude, the brand is firmly rooted in youth culture and celebrates self-expression and style diversity. The denim-lifestyle apparel has captivated teens and twenty-somethings since the late 90s and continues to attract trend-seeking young men and women.

Axist. AXIST is an updated men’s sportswear brand built on style, rather than fashion. A modern aesthetic with an up-to-date edge, AXIST is perfect for any occasion and all physiques. Performance features are key and give men the effortless ability to look great, whether in casual or career wear. The 2012 campaign “So Many Reasons to AXIST,” featuring celebrity spokesperson Gilles Marini, furthered the reach of the brand sold at Kohl’s and provided customers with many reasons to choose AXIST: see further information at reasonstoaxist.com.

Ben Hogan. Ben Hogan, “The Hawk,” is one of the legendary giants of golf history with over 69 PGA TOUR victories and nine major championships. Following his most successful season, Hogan started his golf club company in the fall of 1953 in Fort Worth, TX. Today, the brand name remains renowned among players and fans around the world. We launched the brand successfully in over two-thousand doors and look to expand through a ‘Signature’ line for additional distribution channels.

C&C California. Based in Los Angeles, C&C California was founded in 2003, creating vintage-inspired tees from ultra-soft cotton in a wide range of exuberant colors. C&C California designs and markets a sportswear collection for women, including woven tops, bottoms and premium cashmere sweaters. With a cult celebrity fan base, the label is known for its soft-handed, quality fabrics. C&C California creates sophisticated, chic, California-inspired apparel with an emphasis on refined sexiness, comfort and subtle detailing in vibrant colors, targeting the fashion-conscious customer, regardless of age. C&C California is distributed through specialty retailers, luxury department stores and its own website: candccalifornia.com.

Callaway Golf. We became the official apparel licensee of Callaway Golf Company in March 2009. In April 2012, we expanded the agreement to include additional channels as well as territories in the Americas. The Callaway Golf apparel men’s and women’s collection includes classic and fashion lines featuring knit and woven shirts, pullovers, jackets, sweaters, vests, pants, shorts, headwear and accessories. The collection designs focus on sophisticated styling using luxury fabrics while the sport designs appeal to the active consumer. The agreement runs through December 2017 with an option for an extension through 2022. Callaway Golf is a registered trademark of Callaway Golf Company.

Cubavera. Our Hispanic heritage brands appeal to a multicultural consumer. The collections are designed with cross-generational and crossover appeal while embracing the Latin lifestyle. Cubavera is currently sold in major department stores as well as specialty stores around the country, while the Havanera Co., Chispa, Centro, and Solero brands are sold through national chain stores. Cubavera is also sold in stand-alone retail stores and online at: cubavera.com.

Farah. Farah was born in the 1920s in El Paso, Texas, but it was not until the 1970s in the United Kingdom that it reached the cult status it holds today. The original Farah ‘Slack,’ made from hopsack canvas, became an immediate hit with the youth of Britain. Slim Cut, sharply tailored and featuring stain resistant technology, the trouser was unlike anything available at the time. Momentum for the brand grew and in the 1980s Farah became a must-have label amongst fashion savvy hipsters. Today, Farah is one of the UK’s most iconic fashion labels and maintains a dominant position within middle market and value retailers. Its products are widely distributed in premium and better department stores, specialty stores, and discount club markets: see further information at farah.co.uk.

Gotcha. A household name to surfers throughout the world, Gotcha was launched from a Laguna Beach garage in 1978. Thanks to the specialized style Gotcha provided, surf apparel turned into a nationally-accepted sportswear statement. Through incredible product, advertising, athlete sponsorships and events, Gotcha’s transformative effect has been felt throughout men’s sportswear. Today, the brand’s Fishman logo is instantly recognized on beaches around the world and Gotcha surf, skate and snow apparel can be found across five continents. Gotcha celebrated its 30th anniversary as an action sports leader in 2008. Marketed as an accessible California youth lifestyle brand and widely distributed to mid-tier and action sports channels: see further information at gotcha.com.

Grand Slam. On course. Off course. Change course. Grand Slam is America’s golf heritage brand. In 1951, Grand Slam introduced the world-famous golf shirt with underarm gussets, which allowed for a full and even swing. Today, this heritage is brought to life through a performance golf line that reflects a classic golf lifestyle. The Grand Slam brand is sold at Kohl’s: see further information at grand-slam.com.

Jag. We acquired the license for Jag in 2006. This brand has been a major player in the swimwear arena for the past two decades. Jag swimwear is intended for an active woman seeking functionality and style from her swimwear. It is sold in major department stores, national chains and specialty stores. The current agreement runs through June 2014.

Jantzen. The Jantzen brand signifies leadership in style, innovation and fashion. For over 100 years, Jantzen has fused chic global aesthetics with iconic and authentic style. Having pioneered ‘the suit that changed bathing to swimming,’ the Jantzen brand signifies leadership in style, innovation and fashion. Jantzen embraces timeless glamour using its rich celebrity archive for design inspiration. The signature red Diving Girl® logo was listed on Oregon History Project as one of the most recognized icons in existence. The collection is sold in upscale, specialty and major department stores: see further information at jantzen.com.

John Henry. Representing great taste and European influence since its inception, the John Henry line of men’s sportswear and dress shirts addresses the busy 9-to-9 lifestyle of the man whose wardrobe doubles for both office and evening. The brand combines classic elements with contemporary modern design. John Henry has bridged European attitude with American sensibility, creating a versatile collection for the style-conscious man. The brand is available at national and regional stores: see further information at johnhenry.com.

Laundry by Shelli Segal. Founded in 1988, Laundry by Shelli Segal has been a leader in the contemporary dress market for over 20 years. The label is a reflection of the “LA Girl” —feminine and contemporary with a fun and flirty attitude, always demanding the next fashion statement. Laundry by Shelli Segal offers must-have clothes for a 24/7 lifestyle, from work to play, bringing luxury and creating fashion forward designs for the consumer in the know. Sought after by fashionistas and Hollywood A-listers alike, the label attracts multiple celebrities. The brand is available in premium department stores and luxury specialty retailers, as well as internationally. Laundry by Design (“LBD”), the little sister of Laundry by Shelli Segal, is the collection inspired by the next generation girl who loves to shop and stand out in the crowd. LBD is better priced and answers the need for the more youthful, carefree girl that wants the of-the-moment trends: see further information at laundrybyshellisegal.com.

Manhattan. Capturing the essence of its namesake, the brand has stood for innovation and quality for over 150 years. Today it continues to evolve into a diverse dress-casual lifestyle brand based on the essentials of metropolitan living. The classic Manhattan staple remains their impeccable dress shirts, available at finer department stores throughout Asia and the Americas.

Munsingwear. Since 1886, the Munsingwear brand has delivered quintessential American apparel and innovations such as kangaroo pouch underwear. Golf shirts with a penguin icon were introduced in 1951, paving the way to a new sportswear lifestyle. The golf shirts remained popular throughout the 1970s and were worn by some of the most influential celebrities of the era. We work closely with domestic and international licensees to preserve the heritage and relevance of this iconic brand while also successfully selling into the corporate apparel industry: see further information at munsingwear.com.

Nike Swim. We are the swimwear licensee in the USA, Canada and Mexico for Nike, the world’s leading sports and fitness company, to design, market and distribute men’s, women’s and children’s competitive and active swimwear, as well as swim-related apparel and accessories. Performance fabrics with technologically superior construction maximize efficiency on land and in the water. The brand is defining the next generation of clothing for sports through constant innovation in performance technologies—fiber, fabric and garment design. Nike Swim products are sold through team dealers, sporting goods, better specialty and department stores. The agreement was renewed and runs through 2014.

Original Penguin. We re-introduced the Original Penguin brand with its signature penguin icon logo in fiscal 2003 with great success. Originally a lifestyle product for the Generation X and Y men in the urban and suburban upper-middle class, the line now includes women’s, boys and golf. The Original Penguin lifestyle re-defines the terms geek-chic and eccentric preppy with a strong focus on Americana and vintage-inspired looks. The product line is sold worldwide at upscale department and upper tier specialty stores and includes apparel, shoes and accessory items. The brand is also sold through stand-alone stores in the USA as well as the United Kingdom, Argentina, Chile and the Philippines. It is also sold online at: originalpenguin.com (U.S.) and at originalpenguin.co.uk (Europe).

Perry Ellis. The Perry Ellis, Perry Ellis Portfolio and Perry Ellis America brands together propose a lifestyle inspired by a witty vision of American Sportswear updated to address current trends, and does so with a strong focus on quality, value, comfort and innovation. The Perry Ellis lifestyle appeals primarily to higher-income, fashion-conscious, professional men. We also license the Perry Ellis brand to third parties for a wide variety of apparel and non-apparel products. Perry Ellis products are sold in upscale and major department stores, both domestically and internationally, in stand-alone stores as well as online at: perryellis.com.

PGA TOUR and Champions Tour. The PGA TOUR features the game’s biggest names and most competitive players in the world. The official season is covered in virtually every major market in North America with hundreds of thousands of on-site fans and millions of television viewers worldwide. The brand is sold to mid-tier department stores and sporting goods stores. Our agreement with the PGA TOUR includes the rights to sell apparel under the Champions Tour label. The Champions Tour showcases the most accomplished and revered players in golf. Champions Tour apparel is sold in major department and national chain stores, as well as in the off-course golf channel. Products under both the PGA TOUR and the Champions Tour label include golf shirts, outerwear, sweaters, pants and shorts. We are the exclusive apparel licensee for mens, womens and boys PGA TOUR and Champions Tour brands for department and chain store channels of distribution. This license was originally acquired in 2004, and has been extended through July 2017, with an option for an extension through July 2022.

Rafaella. Founded in 1982, Rafaella focuses on understanding the needs of the modern woman who leads an on-the-go lifestyle. The brand’s continued success is a result of combining luxury fabrics and great style with an impeccable fit, and is how the brand eventually became famous for “The Perfect Fitting Pant”. The line provides sophisticated style on-the-go that mixes, matches and transitions easily from day to night, complementing a woman’s busy lifestyle, taking her from workday to weekend. The brand is currently sold in better department stores as well as on its e-commerce site: rafaellasportswear.com.

Savane. Savane is an established brand with a dynamic history of being a leader in delivering product newness and performance innovations in men’s bottoms. The Savane collection offers an array of styles, silhouettes and fabrications for every wearing occasion, and can be found in major department stores and specialty retailers. We recently launched the sustainably Eco-Start® line made with Repreve® recycled fibers: see further information at savane.com.

Private Label. In addition to sales of branded products, we sell products to retailers under the labels of their own store lines. We sell private label products to Kohl’s, Dillard’s, Sears, BJ’s Wholesale Club, and Stein Mart, Inc. Private label sales generally yield lower gross margins than sales of comparable branded products. Private label sales accounted for approximately 13% and 15% of our net sales during fiscal 2013 and 2012, respectively. The majority of our fiscal 2013 and 2012 private label sales related to our bottoms product category for which our customers utilize our production and replenishment expertise.

Products and Product Design

We offer a broad line of high quality men’s career and casual sportswear, pants, jeans wear, golf apparel, sweaters, sports apparel, outerwear, swimwear and swim accessories, activewear and leather accessories. Our women’s wear offerings include dresses, casual sportswear, swimwear and swim accessories. Substantially all of our products are designed by our in-house staff utilizing our advanced computer-aided design technology. This technology enables us to produce computer-generated simulated samples that display how a particular style will look in a given color and fabric before it is actually produced. These samples can be printed on paper or directly onto fabric to accurately present the colors and patterns to a potential customer. In addition, we can quickly alter the simulated sample in response to our customers’ needs, such as change of color, print layout, collar style and trimming, pocket details and/or placket treatments. The use of computer-aided design technology minimizes the time-consuming and costly need to produce actual sewn samples prior to retailer approval, allows us to create custom-designed products meeting the specific needs of customers and reduces a product’s time to market, from conception to the delivery of the product to customers.

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

Our products include:

Men’s Tops. We offer a broad line of sport shirts, sweaters, fleece, outerwear and jackets. This includes cotton and cotton-blend printed, yarn-dyed and solid knit shirts, cotton woven shirts, silk, cotton and rayon printed button front sport shirts, linen sport shirts, golf shirts, and embroidered knits and woven shirts. Our shirt line also includes dress casual shirts, brushed twill shirts, jacquard knits and yarn-dyed flannels. Additionally, we are one of the leading distributors of guayabera-style shirts in the United States. We market shirts under a number of our own brands as well as the private labels of our retail customers. Our tops are produced in a wide range of men’s sizes, including sizes for the big and tall men’s market. Sales of tops accounted for approximately 36%, 34% and 44% of net sales during fiscal 2013, 2012, and 2011, respectively.

Men’s Bottoms. Our bottoms line includes a variety of styles of wool, wool-blend, linen and polyester/rayon dress pants, casual pants in cotton and polyester/cotton, and linen/cotton walking shorts. We market our bottoms as single items or as a collection to complement our shirt lines. Sales of bottoms accounted for approximately 31%, 32% and 38% of net sales during fiscal 2013, 2012, and 2011, respectively.

Swimwear. Our swimwear line includes women’s, men’s and junior’s swimwear and accessories. Sales of swimwear and accessories accounted for approximately 9%, 9% and 10% of net sales during fiscal 2013, 2012 and 2011, respectively.

Women’s Sportswear, Dress and Contemporary. C&C California, Laundry by Shelli Segal and Rafaella have increased our distribution of women’s contemporary products, both in the dress and sportswear product category. During fiscal 2013, 2012 and 2011, sales in this product category represented approximately 18%, 19% and 3% of net sales, respectively.

Accessories. We also offer accessories under our existing brands, as well as private label. The majority of the accessories we sell are leather accessories. Accessories accounted for approximately 6%, 6% and 5% of net sales during each of fiscal 2013, 2012 and 2011, respectively.

Licensing Operations

We license certain brands we own to third parties for various product categories in distribution channels and countries where we may not distribute our brands. Licensing enhances the images of our brands by widening the range, product offerings and distribution of products sold under our brands without requiring us to make capital investments or incur additional operating expenses. As a result of this strategy, we have gained experience in identifying potential licensing opportunities and have established relationships with numerous licensees. Our licensing operation is also a significant contributor to our operating income.

As of February 2, 2013, we were the licensor in 148 license agreements, three worldwide, 59 domestic and 86 international, for various products including footwear, men’s suits, sportswear, dress shirts and bottoms, underwear, loungewear, outerwear, activewear, neckwear, fragrances, eyewear, accessories and home. Wholesale sales of licensed products by our licensees were approximately $545 million, $503 million and $530 million in fiscal 2013, 2012, and 2011, respectively. We received royalties from these sales of approximately $27.1 million,

$25.0 million and $26.4 million in fiscal 2013, 2012, and 2011, respectively. We believe that our long-term licensing opportunities will continue to grow domestically and internationally. Periodically, we have reacquired licenses which fit into our overall strategy, such as small leather goods in late fiscal 2011 and fiscal 2012, respectively. Although the Perry Ellis brand has international recognition, we still perceive the brand to be under-penetrated in international markets such as Europe, Latin America and Asia. We are actively attempting to obtain licensees for the Perry Ellis brand in international markets. We believe that our brand and licensing experience will enable us to capitalize on these international opportunities and that our operations in the United Kingdom will assist us in this endeavor. In addition, we believe that the Jantzen brand’s history of over a century will allow us to take advantage of many domestic and international licensing opportunities.

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

Marketing, Distribution and Customers

We market our apparel products to customers principally through the direct efforts of our in-house sales staff and independent commission sales representatives who generally market other product lines as well as ours. We also attend major tradeshows and “market weeks” in the apparel industry as well as tradeshows in our swimwear, golf, and corporate businesses.

We operate 40 Perry Ellis, five Original Penguin and two multi-brand retail outlet stores, three Perry Ellis retail stores, two Cubavera retail stores and 17 Original Penguin retail stores. We also have e-commerce web sites for our Perry Ellis, Cubavera, Original Penguin, Rafaella, and C&C California brands with goals to expand our e-commerce offerings.

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

We use PerrySolutions in-house planning software that enables our sales planners to manage our retail customers’ inventory at the SKU level. In addition, we use Planalytics and Oracle Retail during the assortment planning process to allocate the correct quantities for the initial rollout of product at retail. These systems help us maximize sales and margins of our products by increasing inventory turns for the retailer, which in turn reduces our product returns and markdowns and increases our profitability. We also use demographic mapping data software that helps us develop specific micro-market plans for our customers and provide them with enhanced returns on our various product lines.

We use Oracle Retail suite of products with the goal of reducing markdowns, increasing inventory turns and increasing revenues while automating the process. The different modules allow us to monitor our customers’ product by store and quickly react to changes in consumer behavior. The suite also includes best of breed store inventory and point of sales software, which allows us to keep just in time inventory at our retail stores. This investment shows our commitment to understanding our consumer in order to strengthen our brands as well as our effort to support the continued expansion of our direct retail businesses. Additionally, we invested in Trade Management Oracle Financials software to quickly and positively resolve customer claims, while tracking employee accountability.

We sell merchandise to a broad spectrum of retailers, including national and regional chains, upscale department, mass merchant and specialty stores. Our largest customers include Kohl’s, Macy’s, Marmaxx, Dillard’s, and Sam’s. We have developed and maintained long-standing relationships with these customers. We also sell merchandise to corporate wear distributors.

Net sales to our five largest customers accounted for approximately 46%, 49% and 50% of net sales in fiscal 2013, 2012, and 2011, respectively. For fiscal 2013, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 14% and 10% of net sales, respectively. For fiscal 2012, three customers accounted for over 10% of net sales; Kohl’s, Marmaxx and Macy’s accounted for approximately 16%, 10% and 10% of net sales, respectively. For fiscal 2011, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 19%, and 11% of net sales, respectively.

Advertising and Promotions

We communicate through a variety of online and traditional mediums, targeting both the trade and our end consumers. In order to promote our men’s sportswear at the retail level, we participate in cooperative advertising in print and broadcast media, which features our products in our customers’ advertisements. The cost of this cooperative advertising is shared with our customers. We also conduct various in-store marketing activities with our customers, such as retail events and promotions, the costs of which are shared by our customers. These events and promotions are in great part orchestrated to coincide with high volume shopping times such as holidays (Christmas and Thanksgiving) and Father’s Day. In addition to event promotion, we place perennial displays and signs of our products in retail establishments.

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

While we continue to utilize traditional marketing and advertising vehicles such as print and media, we have also increased our focus on social media. Utilizing such areas as our e-commerce platform, brand ambassadors, Twitter, Facebook, Pinterest, Instagram, Google+, and others, we have expanded our reach to customers who utilize these branding and shopping forums.

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

Sales and receivables are recorded when inventory is shipped. Our backlog of orders includes confirmed and unconfirmed orders, which we believe, based on our past experience and industry practice will be confirmed. As of March 6, 2013, the backlog for orders of our products, all of which are expected to be shipped during fiscal 2014, was approximately $594 million, as compared to approximately $464 million as of March 5, 2012. The amount of unfilled orders at a point in time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and the scheduling of the sourcing and shipping of the product, which in most cases depends on the desires of the customer. Our backlog is also affected by an on-going trend among retailers to reduce the lead-time on their orders. In recent years, our customers have been more cautious of their inventory levels and have delayed placing orders and re-orders compared to our previous experience. Due to these factors a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Supply of Products and Quality Control

We currently use independent contract manufacturers to supply the substantial majority of the products we sell. Of the total units of sourced products in fiscal 2013, 77% was sourced from suppliers in Asia, 16% was sourced from suppliers in the Americas and 7% was sourced from suppliers in the Middle East, respectively. We believe that the use of numerous independent contract manufacturers allows us to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and the costs of maintaining and operating production facilities. We have had relationships with some suppliers for over 30 years, however, none of these relationships are formal or require either party to purchase or supply any fixed quantity of product.

The vast majority of our products are purchased as “full packages,” where we place an order with the supplier and the supplier purchases all the raw materials, assembles the garments and ships them to our distribution facilities or third party facilities.

We maintain a staff of experienced sourcing professionals in five offices in China (including Hong Kong), as well as the United States, Taiwan, Bangladesh, Indonesia and Vietnam. This staff sources our products worldwide, monitors our suppliers’ purchases of raw material, and monitors production at contract manufacturing facilities in order to ensure quality control and timely delivery. We also operate through independent agents in Asia and the Middle East. Our sourcing personnel based in our United States based offices perform similar functions with respect to our suppliers in the Americas. We conduct inspections of samples of each product prior to cutting by contractors, during the manufacturing process and prior to shipment. We also have full-time quality assurance inspectors located globally.

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

Under the terms of the World Trade Organization (“WTO”) Agreement on Textiles and Clothing, WTO members removed all quotas effective January 1, 2005, and the current environment over textile quotas continues to rapidly change. While the danger of quota embargoes has subsided since the removal of quotas for WTO member countries, threats to some apparel categories in China and Vietnam present themselves on occasion through proposed protectionist legislation in the U.S. Congress. These events are closely monitored and our board and executive level memberships in various apparel trade associations ensure early awareness and communication to our sourcing staff.

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

Employees

As of March 1, 2013 and March 5, 2012, we had approximately 2,600 employees worldwide. None of our employees are subject to a collective bargaining agreement. We consider our employee relations to be satisfactory.

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

We derive a significant amount of our revenues from a few major customers. For example, net sales to our five largest customers accounted for approximately 46%, 49% and 50% of net sales for fiscal 2013, 2012 and 2011, respectively. For fiscal 2013, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 14% and 10% of net sales, respectively. For fiscal 2012, three customers accounted for over 10% of net sales; Kohl’s, Marmaxx and Macy’s accounted for approximately 16%, 10% and 10% of net sales, respectively. For fiscal 2011, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 19% and 11% of net sales, respectively. A significant decrease in business from or loss of any of our major customers could harm our financial condition by causing a significant decline in revenues.

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

The interruption of the business of third parties that license their brands to us could adversely affect our net income. We currently license the Nike, Jag, Champions Tour, PGA TOUR, and Callaway Golf brands from third parties. These licenses vary in length of term, renewal conditions and royalty obligations. The average term of these licenses is three to five years with automatic renewals depending upon whether we achieve certain targeted sales goals. We may not be able to renew or extend any of these licenses on favorable terms, if at all. If we are unable to renew or extend any of these licenses, we could experience a decrease in net income.

We are dependent upon the revenues generated by the licensing of our brands to third parties, and the loss or inability to renew certain of these licenses could reduce our royalty income and consequently reduce our net income.

The loss of several licensees of our brands at any one time could adversely affect our royalty income and net income. Royalty income from licensing our brands to third parties accounted for $27.1 million, or 3% of total revenues, for fiscal 2013 and $25.0 million, or 3% of total revenues, for fiscal 2012. These licenses vary in length of term, renewal conditions and royalty obligations. The average term of these licenses is three to five years with automatic renewals depending upon whether certain targeted performance goals are met. We may not be able to renew or extend any of these licenses on favorable terms, if at all. If we are unable to renew or extend any of these licenses, we could experience a decrease in royalty income and net income.

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

As part of our strategy of making selective acquisitions, we acquire new brands and product categories, including our recent acquisitions of Rafaella and Ben Hogan. Acquisitions have inherent risks, including the risk that the projected sales and net income from the acquisition may not be generated, the risk that the integration is more costly and takes longer than anticipated, risks of retaining key personnel, and risks associated with unanticipated events and unknown legal liabilities. Any of these and other risks may harm our business. We cannot assure you that any acquisition will not have a material adverse impact on our financial condition and results of operations.

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

We have a significant amount of debt. As of February 2, 2013, we had approximately $175.0 million of debt outstanding (excluding amounts outstanding under our letter of credit facility). Our indebtedness could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to our senior subordinated notes,

•

increasing our vulnerability to adverse general economic and industry conditions, as we are required to devote a proportionally greater amount of our cash flow to paying principal and interest on our debt,

•	limiting our ability to obtain additional financing to fund large capital expenditures, acquisitions and other general corporate requirements,

•

requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures or other general corporate purposes,

•	increasing our vulnerability to adverse changes in governmental regulations,

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and

•	placing us at a competitive disadvantage compared to our less leveraged competitors during periods in which we experience lower earnings and cash flow.

Our ability to pay interest on our indebtedness and to satisfy our other debt obligations will depend upon, among other things, our future operating performance and cash flow and possibly our ability to refinance indebtedness when necessary. Each of these factors is, to a large extent, dependent on general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If, in the future, we cannot generate sufficient cash from operations to make scheduled payments on our indebtedness or to meet our liquidity needs or other obligations, we will need to refinance our existing debt, obtain additional financing or sell assets. If we are unable to do so, we cannot assure you that we will be able otherwise to renegotiate or refinance any of our debt, or obtain additional debt, on commercially reasonable terms or at all. We cannot assure you that our business will generate cash flow, or that we will be able to obtain funding sufficient to satisfy our debt service requirements.

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

•

compliance with U.S. and other country laws relating to foreign operations, including U.S. and foreign anti-corruption laws such as the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business,

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

Our future success depends to a significant extent on retaining the services of certain executive officers and directors, in particular George Feldenkreis, our Chairman of the Board and Chief Executive Officer, and Oscar Feldenkreis, our Vice Chairman, President and Chief Operating Officer. They were each party to an employment agreement that expired in 2013. Currently, we are under negotiations for new agreements. The loss of the services of either George Feldenkreis or Oscar Feldenkreis, or any other key member of management, could have a material adverse effect on our ability to manage our business. Our continued success is dependent upon our ability to attract and retain qualified management and operational personnel to support our future growth. Our inability to do so may have a significant negative impact on our ability to manage our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The general location, use, ownership status, approximate size, and lease expiration dates of the principle properties which we currently occupy are set forth below:

Location	Use	Lease Expiration	Ownership Status	Approximate Area in Square Feet
Miami, Florida	Principle Executive and Administrative Offices; Warehouse and Distribution Facility	N/A	Owned	240,000

Miami, Florida	Distribution and Administrative Functions	2014	Leased	66,000

Seneca, South Carolina	Distribution Center	N/A	Owned	345,000

Winnsboro, South Carolina	Distribution Center	N/A	Owned	380,000

Tampa, Florida	Distribution Center	N/A	Owned	305,000

Beijing, China	3 Administrative Office Units	N/A	Owned	12,000

New York City, New York	Office, Design and Showrooms	2013 through 2028	Leased	220,000

Portland, Oregon	Office Space	2016	Leased	19,000

Commerce, California	Office Space	2018	Leased	39,400

Witham, UK	Distribution and Administrative Functions	2016	Leased	70,000

In addition, we lease several locations in Texas, Wisconsin, and California totaling approximately 49,000 square feet of office space.

We also lease 67 retail stores, comprising approximately 176,000 square feet of selling space in the United States and United Kingdom.

In addition, we lease several locations internationally totaling approximately 50,000 square feet of office and retail space.

Our principal executive and administrative office, warehouse and distribution facility is encumbered by a $12.0 million mortgage, which loan is due on August 1, 2020. The facility in Tampa, Florida is encumbered by a $13.0 million mortgage, which loan is due on June 7, 2016. During fiscal 2009, we closed our Winnsboro distribution facility and such property is currently listed for sale.

Item 3.	Legal Proceedings

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

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

	High	Low
Fiscal Year 2013
First Quarter	$19.47	$15.30
Second Quarter	21.30	16.90
Third Quarter	23.28	17.75
Fourth Quarter	22.27	17.79

Fiscal Year 2012
First Quarter	$32.84	$24.38
Second Quarter	31.50	22.88
Third Quarter	25.41	16.19
Fourth Quarter	25.44	12.22

(b)	Holders

As of April 12, 2013, there were approximately 200 registered shareholders of record of our common stock. We believe the number of beneficial owners of our common stock is in excess of 5,000.

(c)	Dividends

During December 2012, the Board of Directors authorized the payment of a one-time cash dividend of $1.00 per common share, to be paid to our shareholders of record at the close of business on December 21, 2012. Payment of cash dividends are subject to certain covenants under our senior credit facility and the indenture governing our senior subordinated notes. See footnotes 11 and 12 to our consolidated financial statements included in Item 8 of this Report. Any future decision regarding payment of cash dividends will depend on our earnings and financial position and such other factors as our board of directors deems relevant.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information for Fiscal 2013

The following table summarizes as of February 2, 2013 the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders (1)	1,284,125	$13.99	1,747,603
Equity compensation plans not approved by security holders	—	—	—

Total	1,284,125	$13.99	1,747,603

(1)	Represents awards made pursuant to our 1993 Stock Option Plan, our 2002 Equity Compensation Plan and our Second Amended and Restated 2005 Long-Term Incentive Compensation Plan.

(e)	Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return on the Nasdaq Composite and the S&P Apparel, Accessories & Luxury Goods Index commencing on February 1, 2008 and ending on February 2, 2013. The graph assumes that $100 was invested on February 1, 2008 in our common stock or in the Nasdaq Composite Index and the S&P Apparel, Accessories & Luxury Goods Index, and that all dividends are reinvested. Past performance is not necessarily indicative of future performance.

			INDEXED RETURNS Years Ending
Company / Index	Base 2008	2009	2010	2011	2012	2013
Perry Ellis International, Inc.	$100.00	$21.88	$91.34	$160.40	$88.55	$115.48
NASDAQ Composite	$100.00	$60.26	$84.82	$110.53	$114.46	$128.46
S&P Apparel, Accessories and Luxury Goods	$100.00	$52.45	$99.11	$139.39	$197.07	$183.62

(f)	Sales of Unregistered Securities

Not Applicable.

(g)	Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Not Applicable.

Item 6.	Selected Financial Data

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

Fiscal Years Ended	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009

Income Statement Data:
Net sales	$942,451	$955,549	$763,884	$729,217	$825,868
Net royalty income	27,102	25,043	26,404	24,985	25,429

Total revenues	969,553	980,592	790,288	754,202	851,297
Cost of sales	652,352	656,850	507,829	505,104	573,046

Gross profit	317,201	323,742	282,459	249,098	278,251
Selling, general and administrative expenses	263,444	248,618	220,018	200,356	236,840
Depreciation and amortization	13,896	13,673	12,211	13,625	14,784
Impairment on long-lived assets	3,516	6,066	392	254	22,299

Operating income	36,345	55,385	49,838	34,863	4,328
Costs on early extinguishment of debt	—	1,306	730	357	—
Impairment on marketable securities	—	—	—	—	2,797
Interest expense	14,836	16,103	13,203	17,371	17,491

Net income (loss) before income taxes	21,509	37,976	35,905	17,135	(15,960)

Income tax provision (benefit)	6,708	12,459	11,393	3,615	(3,682)

Net income (loss)	14,801	25,517	24,512	13,520	(12,278)

Less: Net income attributable to noncontrolling interest	—	—	400	353	612

Net income (loss) attributable to Perry Ellis International, Inc.	$14,801	$25,517	$24,112	$13,167	$(12,890)

Net income (loss) attributable to Perry Ellis International, Inc. per share:
Basic	$1.01	$1.71	$1.84	$1.04	$(0.89)
Diluted	$0.97	$1.60	$1.70	$1.01	$(0.89)

Weighted average number of shares outstanding
Basic	14,715	14,927	13,110	12,699	14,416
Diluted	15,315	15,950	14,149	13,005	14,416

Other Financial Data:
EBITDA (a)	$50,241	$69,058	$62,049	$48,488	$16,315
EBITDA margin (b)	5.2%	7.0%	7.9%	6.4%	1.9%
Cash flows from operations	76,981	712	21,004	88,795	(4,982)
Cash flows from investing	(8,908)	(2,327)	(94,491)	(2,034)	(44,390)
Cash flows from financing	(37,085)	7,011	73,600	(76,999)	45,648
Capital expenditures	(10,740)	(13,811)	(6,695)	(3,749)	(10,786)

Balance Sheet Data (at year end):
Working capital	$273,773	$289,916	$248,606	$188,056	$241,130
Total assets	763,129	724,195	686,033	561,316	599,586
Total debt (c)	175,382	197,490	229,129	155,108	229,065
Total stockholders’ equity	371,240	366,495	302,940	270,116	252,101

a)	EBITDA represents earnings before interest expense, cost on early extinguishment of debt, depreciation and amortization, noncontrolling interest and income taxes as outlined below in tabular format. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, and does not represent cash flow from operations. EBITDA is presented solely as a supplemental disclosure because we believe that it is a common measure of operating performance in the apparel industry. The following provides a reconciliation of net income to EBITDA:

	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
	(In thousands)

Net income (loss) attributable to Perry Ellis International, Inc.	$14,801	$25,517	$24,112	$13,167	$(12,890)
Depreciation and amortization	13,896	13,673	12,211	13,625	14,784
Interest expense	14,836	16,103	13,203	17,371	17,491
Income tax provision (benefit)	6,708	12,459	11,393	3,615	(3,682)
Net income attributable to noncontrolling interest	—	—	400	353	612
Costs on early extinguishment of debt	—	1,306	730	357	—

EBITDA	$50,241	$69,058	$62,049	$48,488	$16,315

b)	EBITDA margin represents EBITDA as a percentage of total revenues. EBITDA margin percentage of revenue is presented solely as a supplemental disclosure because we believe that it is a common measure of operating performance in the apparel industry. The following provides a reconciliation of gross profit to EBITDA margin as a percentage of revenue:

	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
Fiscal Years Ended	(In thousands)

Gross profit	$317,201	$323,742	$282,459	$249,098	$278,251
Less:
Selling, general and administrative expenses	263,444	248,618	220,018	200,356	236,840
Impairment on long-lived assets	3,516	6,066	392	254	22,299
Impairment on marketable securities	—	—	—	—	2,797

EBITDA	$50,241	$69,058	$62,049	$48,488	$16,315

Total revenue	$969,553	$980,592	$790,288	$754,202	$851,297
EBITDA margin percentage of revenue	5.2%	7.0%	7.9%	6.4%	1.9%

c)	Total debt includes balances outstanding under Perry Ellis’ senior credit facility, senior subordinated notes payable, real estate mortgages, and lease payable-long term.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We began operations in 1967 as Supreme International Corporation with a focus on marketing guayabera shirts, and other men’s apparel products targeted at the Hispanic market in Florida and Puerto Rico. Over time we expanded our product line to offer a variety of men’s sport shirts. In 1988, we added the Natural Issue brand and completed our initial public offering in 1993. In 1996, we began an expansion strategy through the acquisition of brands including the Munsingwear family of brands in 1996, the John Henry and Manhattan brands from Perry Ellis Menswear in 1999 and the Perry Ellis brand in 1999. Following the Perry Ellis acquisition, we changed our name from Supreme International Corporation to Perry Ellis International, Inc. to better reflect the name recognition that the brand provided. In 2002, we acquired the Jantzen brand and in June 2003 we acquired Perry Ellis Menswear, our largest licensee, giving us greater control of the Perry Ellis brand, as well as adding other brands owned by Perry Ellis Menswear. In February 2005, we completed an acquisition of certain assets of Tropical Sportswear International Corporation, making us one of the largest suppliers of bottoms in the United States. In January 2006, we completed the acquisition of primarily all of the worldwide intellectual property of the leading California lifestyle company Gotcha International, including the Gotcha, Girl Star and MCD logo trademarks and the intellectual property license agreements. In February 2008, we completed the acquisition of the Laundry by Shelli Segal and C&C California brands giving us a stronger product line in dresses and women’s sportswear. In January 2011, we completed the acquisition of the Rafaella brand further increasing our product line in women’s sportswear. In February 2012, we completed the acquisition of Ben Hogan and further strengthened our golf product line.

We are one of the leading apparel companies in the United States. We manage a portfolio of major brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution in approximately 15,000 selling doors. Our portfolio of highly recognized brands include: Anchor Blue®, Axist®, Ben Hogan®, C&C California®, Cubavera®, Farah®, Gotcha®, Grand Slam®, Jantzen®, John Henry®, Laundry by Shelli Segal®, Manhattan®, Munsingwear®, Original Penguin® by Munsingwear® (“Original Penguin”), Perry Ellis®, Rafaella® and Savane®. We also (i) license the Callaway Golf® brand and the PGA Tour® brand, including the Champions Tour® brand, for golf apparel, (ii) license the Jag® brand for men’s and women’s swimwear and cover-ups, and (iii) license the Nike® brand for swimwear and swimwear accessories.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers in the United States, Canada, Mexico, the United Kingdom and Europe. Our largest customers include Kohl’s, Macy’s, Sam’s, The Marmaxx Group, and Dillard’s. As of March 5, 2013, we operated 40 Perry Ellis, five Original Penguin and two multi-brand retail outlet stores located primarily in upscale retail outlet malls across the United States, United Kingdom and Puerto Rico, and three Perry Ellis, two Cubavera and 17 Original Penguin full price retail stores located in upscale demographic markets in the United States and United Kingdom. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through three worldwide, 59 domestic, and 86 international license agreements covering over 100 countries.

In fiscal 2013, our Men’s Sportswear and Swim segment, which is comprised of men’s sportswear, swimwear and swimwear accessories, accounted for 73% of our total revenues, our Women’s Sportswear segment accounted for 15% of our total revenues, our Direct-to-Consumer segment, which is comprised of retail and e-commerce, accounted for 9% of our total revenues and our Licensing segment accounted for approximately 3% of our total revenues. Finally, our U.S. based business represented approximately 92% of total revenues, while our foreign operations represented 8% of total revenue for fiscal 2013.

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

Our products have historically been geared towards lighter weight apparel generally worn during the spring and summer months. We believe that this seasonality has been reduced with the strengthening of our fall, winter, and holiday merchandise. Our swimwear business, however, is highly seasonal in nature, with the significant majority of our sales occurring in our first and fourth quarters. Seasonality can be affected by a variety of factors, including the mix of advance and fill-in orders, the amount of sales to different distribution channels, and overall product mix among traditional merchandise, fashion merchandise and swimwear. Our higher-priced products generally tend to be less sensitive to economic and weather conditions. Revenues for our second quarter will typically be lower than our other quarters due to the impact of seasonal sales.

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

Recent Accounting Pronouncements

See Footnotes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for recent accounting pronouncements.

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in this report is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks and goodwill, and the measurement of retirement related benefits.

Revenue Recognition. Sales are recognized at the time legal title to the product passes to the customer, generally FOB Perry Ellis’ distribution facilities, net of trade allowances, discounts, estimated returns and other allowances, considering historical and anticipated trends. Revenues are recorded net of corresponding sales taxes. Retail store revenue is recognized net of estimated returns and corresponding sales tax at the time of sale to consumers. Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements.

Accounts Receivable. We maintain an allowance for doubtful accounts receivable and an allowance for estimated trade discounts, co-op advertising, allowances provided to retail customers to flow goods through the retail channel, and losses resulting from the inability of our retail customers to make required payments considering historical and anticipated trends. Management reviews these allowances and considers the aging of account balances, historical experience, changes in customer creditworthiness, current economic and product trends, customer payment activity and other relevant factors. A small portion of our accounts receivable are insured for collections. Should any of these factors change, the estimates made by management may also change, which could affect the level of future provisions.

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

Intangible Assets. We review our intangible assets with indefinite useful lives for possible impairments at least annually and perform impairment testing during the fourth quarter of each year by among other things, obtaining independent third party valuations. We evaluate the “fair value” of our identifiable intangible assets for purposes of recognition and measurement of impairment losses. Evaluating indefinite useful life assets for impairment involves certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations, historical and anticipated performance of our operations and other factors. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. We estimate the fair value of the trademarks based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of trademark assets. The cash flow models we use to estimate the fair values of our trademarks involve several assumptions. Changes in these assumptions could materially impact our fair value estimates. Assumptions critical to the fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the trademarks; (ii) royalty rates used in the trademark valuations; (iii) projected revenue and expense growth rates; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and could change in the future based on period-specific facts and circumstances. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain.

Goodwill. Goodwill represents the excess of the purchase price over the value assigned to tangible and identifiable intangible assets of businesses acquired and accounted for under the acquisition method. We review goodwill at least annually for possible impairment during the fourth quarter of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability and cash flows. Evaluating goodwill for impairment involves certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations, historical and anticipated performance of our operations and other factors. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. Assumptions critical to the fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of each reporting unit; (ii) projected revenue and expense growth rates; and (iii) projected long-term growth rates used in the derivation of terminal year values. The goodwill impairment test is a two-step process that requires us to make decisions in determining appropriate assumptions to use in the calculation. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of each reporting unit’s implied fair value of goodwill requires us to allocate the estimated fair value of the reporting unit to its assets and liabilities. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying amount.

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

Our Results of Operations for Fiscal 2013

The following table sets forth, for the periods indicated selected items in our consolidated statements of income expressed as a percentage of total revenues:

Fiscal Years Ended	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	97.2%	97.4%	96.7%
Royalty income	2.8%	2.6%	3.3%

Total revenues	100.0%	100.0%	100.0%
Cost of sales	67.3%	67.0%	64.3%

Gross profit	32.7%	33.0%	35.7%
Selling, general and administrative expenses	27.2%	25.4%	27.8%
Depreciation and amortization	1.4%	1.4%	1.5%
Impairment on long-lived assets	0.4%	0.6%	0.0%

Operating income	3.7%	5.6%	6.3%
Costs on early extinguishment of debt	0.0%	0.1%	0.1%
Interest expense	1.5%	1.6%	1.7%

Net income before income taxes	2.2%	3.9%	4.5%
Income tax provision	0.7%	1.3%	1.4%

Net income	1.5%	2.6%	3.1%
Net income attributable to noncontrolling interest	0.0%	0.0%	0.1%

Net income attributable to Perry Ellis International, Inc.	1.5%	2.6%	3.1%

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income by segment, the most directly comparable GAAP financial measure:

	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$708,202	$718,721	$677,481
Women’s Sportswear	149,084	164,298	26,119
Direct-to-Consumer	85,165	72,530	60,284
Licensing	27,102	25,043	26,404

Total revenues	$969,553	$980,592	$790,288

	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Reconciliation of operating income to EBITDA
Operating income (loss) by segment:
Men’s Sportswear and Swim	$24,366	$38,276	$36,089
Women’s Sportswear	(4,028)	5,848	(4,582)
Direct-to-Consumer	(6,640)	(5,273)	(4,188)
Licensing	22,647	16,534	22,519

Total operating income	$36,345	$55,385	$49,838

Add:
Depreciation and amortization
Men’s Sportswear and Swim	$8,573	$9,028	$9,779
Women’s Sportswear	1,902	1,412	222
Direct-to-Consumer	3,054	2,719	1,813
Licensing	367	514	397

Total depreciation and amortization	$13,896	$13,673	$12,211

EBITDA by segment:
Men’s Sportswear and Swim	$32,939	$47,304	$45,868
Women’s Sportswear	(2,126)	7,260	(4,360)
Direct-to-Consumer	(3,586)	(2,554)	(2,375)
Licensing	23,014	17,048	22,916

Total EBITDA	$50,241	$69,058	$62,049

EBITDA margin by segment
Men’s Sportswear and Swim	4.7%	6.6%	6.8%
Women’s Sportswear	(1.4%)	4.4%	(16.7%)
Direct-to-Consumer	(4.2%)	(3.5%)	(3.9%)
Licensing	84.9%	68.1%	86.8%
Total EBITDA margin	5.2%	7.0%	7.9%

EBITDA consists of earnings before interest, cost on early extinguishment of debt, depreciation and amortization, noncontrolling interest and income taxes. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, and does not represent cash flow from operations. The most directly comparable GAAP financial measure, presented above, is operating income by segment. EBITDA and EBITDA margin by segment are presented solely as a supplemental disclosure because management believes that they are a common measure of operating performance in the apparel industry.

The following is a discussion of our results of operations for the fiscal year ended February 2, 2013 (“fiscal 2013”) as compared with the fiscal year ended January 28, 2012 (“fiscal 2012”) and fiscal 2012 compared with the fiscal year ended January 29, 2011 (“fiscal 2011”).

Our fiscal 2013 results as compared to our fiscal 2012 results

Net sales. Men’s Sportswear and Swim net sales in fiscal 2013 were $708.2 million, a decrease of $10.5 million, or 1.5%, from $718.7 million in fiscal 2012. The net sales decrease was attributable to our expected decrease in Perry Ellis sportswear and private label bottoms programs, partially offset by increases in our golf and international businesses.

Women’s Sportswear net sales in fiscal 2013 were $149.1 million, a decrease of $15.2 million, or 9.3%, from $164.3 million in fiscal 2012. Net sales decreased, as anticipated, primarily due to our Rafaella sportswear business, partially offset by increases in our contemporary Laundry by Shelli Segal dresses and C&C California businesses. We expect improved performance in our Rafaella sportswear collection business as we transition into the spring season.

Direct-to-Consumer net sales in fiscal 2013 were $85.2 million, an increase of $12.7 million, or 17.5%, from $72.5 million in fiscal 2012. The increase is attributable to comparable store increases in our store base. We also realized continued store expansion and growth in our e-commerce platform.

Royalty income. Royalty income for fiscal 2013 was $27.1 million, an increase of $2.1 million, or 8.4%, from $25.0 million in fiscal 2012. Royalty income increases were attributable to Perry Ellis and Original Penguin footwear licenses, as well as fragrance licenses. Approximately 83.2% of our royalty income was attributed to guaranteed minimum royalties with the balance attributable to royalty income in excess of guaranteed minimums for fiscal 2013.

Gross profit. Gross profit was $317.2 million in fiscal 2013, a decrease of $6.5 million, or 2.0%, as compared to $323.7 million in fiscal 2012. This decrease is attributed to the reduction in net sales as described above and the factors described within the gross profit margin section below.

Gross profit margin. In fiscal 2013, gross profit margins were 32.7% as a percentage of total revenue as compared to 33.0% in fiscal 2012, a decrease of 30 basis points. This decrease is primarily associated with the impact from the write-down and liquidation of inventory related to the planned exits of brands, the closing of a sourcing office as well as increased promotional activity within our collection businesses. This decrease was partially offset by higher margins in our direct-to-consumer, golf lifestyle and licensing businesses.

Selling, general and administrative expenses. Selling, general and administrative expenses in fiscal 2013 were $263.4 million, an increase of $14.8 million, or 6.0%, from $248.6 million in fiscal 2012. The increase was in line with our expectations and was primarily attributed to the direct-to-consumer business for new stores opened during fiscal 2013. Also, we experienced costs in the amount of approximately $8.0 million related to our realignment, which primarily encompassed voluntary early retirement costs, the exit and consolidation of our west and east coast third party logistics warehouses, relocation of our New York offices and severance expense related to exited businesses. These increases were partially offset by savings realized in our strategic review, as well as, lower compensation expense.

EBITDA. Men’s Sportswear and Swim EBITDA margin in fiscal 2013 decreased 190 basis points to 4.7%, from 6.6% in fiscal 2012. The EBITDA margin was negatively impacted by the reduction in gross profit margin, which was attributable to higher levels of promotional activity in our Perry Ellis sportswear collection business, partially offset by higher gross profit margins in our golf lifestyle business. We also realized reduced leverage from selling, general and administrative expenses attributable to the expected revenue reductions in this segment.

Women’s Sportswear EBITDA margin in fiscal 2013 decreased 580 basis points to (1.4%), from 4.4% in fiscal 2012. In addition to the reduction of net sales, as discussed above, the margin was negatively impacted by the costs associated with the exit and consolidation of our east coast warehouse logistics providers. Margin was also negatively impacted by the loss of leverage in selling, general and administrative expenses attributable to the expected revenue reductions in this segment.

Direct-to-Consumer EBITDA margin in fiscal 2013 decreased 70 basis points to (4.2%), from (3.5%) in fiscal 2012. The decrease was primarily attributable to the impairment of certain long-lived assets (leaseholds) in the amount $1.7 million to their estimated fair value as described below. This decrease was partially offset by favorable leverage in selling, general and administrative expenses attributable to the revenue increases realized in the segment.

Licensing EBITDA margin in fiscal 2013 increased 1,680 basis points to 84.9%, from 68.1% in fiscal 2011. During fiscal 2012, we recognized an impairment of $4.6 million on long-lived assets. No comparable impairment occurred during fiscal 2013. Additionally, this increase was further attributed to the increase in license business as discussed above.

Depreciation and amortization. Depreciation and amortization in fiscal 2013, was $13.9 million, an increase of $0.2 million, or 1.5%, from $13.7 million in fiscal 2012. This increase is attributed to our capital expenditures, primarily in the direct-to-consumer segment.

Impairment on long-lived assets. During the fourth quarter of fiscal 2013, we recorded a $3.5 million impairment charge to reduce the net carrying value of certain long-lived assets (primarily leaseholds) and real property. During the fourth quarter of fiscal 2012, we recorded a $6.0 million impairment charge to reduce the net carrying value of certain long-lived assets and real property. As a result of our annual impairment analysis, during fiscal 2012, we recorded trademark impairment charges of $4.6 million, due to decreases in our projected revenues for certain brands. The impairments resulted from a decline in the future anticipated cash flows from these trademarks, which is due, in part, to the current economic challenges and market conditions in the apparel industry. There was no such impairment for fiscal 2013. Also during fiscal 2012, we recorded a $1.4 million impairment charge to reduce the net carrying value of certain long-lived assets (real property) to their estimated fair value.

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

Interest expense. Interest expense in 2013 was $14.8 million, a decrease of $1.3 million, or 8.1%, from $16.1 million in fiscal 2012. The primary reason for the decrease in interest expense is due to the lower average borrowings on our credit facility as compared to our borrowings in the prior year. Additionally, the decrease is further attributable to the 8 7/8% senior subordinated notes and the 7 7/8% senior subordinated notes that were outstanding simultaneously for about one month during fiscal 2012 causing us to have approximately $0.7 million in redundant interest expense. There were no comparable transactions during fiscal 2013.

Income taxes. Our income tax provision in fiscal 2013 was $6.7 million, a $5.8 million decrease as compared to $12.5 million in 2012. For fiscal 2013, our effective tax rate was 31.2% as compared to 32.8% for 2012. The decrease in the tax rate is attributed to a smaller proportion of worldwide income generated in the U.S. as opposed to lower statutory rates in foreign jurisdictions. See Footnotes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further details regarding taxable income by jurisdiction.

Net income attributable to Perry Ellis International, Inc. Net income in fiscal 2013 was $14.8 million, a decrease of $10.7 million, or 42.0%, as compared to $25.5 million in fiscal 2012. The changes in operating results were due to the items described above.

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

Direct-to-consumer net sales in fiscal 2012 were $72.5 million, an increase of $12.2 million, or 20.2%, from $60.3 million in fiscal 2011. The primary reason for the increase was our store expansion and our e-commerce platform growth.

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

EBITDA. Men’s Sportswear and Swim EBITDA margin in fiscal 2012 decreased 20 basis points to 6.6%, from 6.8% in fiscal 2011. The EBITDA margin was negatively impacted by the reduction in gross profit margin, which was attributable to higher levels of promotional activity in our Perry Ellis sportswear collection business, partially offset by higher gross profit margins in our golf lifestyle business and leverage from selling, general and administrative expenses.

Women’s Sportswear EBITDA margin in fiscal 2012 increased to 4.4%, from (16.7%) in fiscal 2011. The EBITDA margin increased due to synergies achieved from the addition of Rafaella.

Direct-to-Consumer EBITDA margin in fiscal 2012 increased 40 basis points to (3.5%), from (3.9%) in fiscal 2011. The increase is primarily attributable to the expansion of gross profit margin as described above.

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

Costs on early extinguishment of debt. During the first quarter of fiscal 2012, we retired our 8 7/8% senior subordinated notes payable in the amount of $104.3 million with the proceeds of our new 7 7/8% senior subordinated notes due 2019. In connection with this retirement, we paid an additional $1.5 million in fees and premiums. We wrote-off approximately $853,000 in unamortized discount and bond fees associated with the 8 7/8% senior subordinated notes. Additionally, we wrote off the remaining premium that was associated with the termination of the swap that occurred during fiscal 2011 in the amount of $1.1 million. The 8 7/8% senior subordinated notes were scheduled to mature on September 15, 2013. During fiscal 2011, we retired $25.0 million of our 8 7/ 8% senior subordinated notes payable. In connection with this retirement, we paid an additional $453,000 in fees and premiums. Additionally we wrote-off approximately $277,000 in unamortized discount and bond fees associated with the retired portion of the 8 7/8% senior subordinated notes.

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

Our Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions and capital expenditures; and to a lesser extent, on letter of credit facilities for the acquisition of a small portion of our inventory purchases. We believe that our working capital requirements will decrease for next year driven primarily by lower levels of inventory. As of February 2, 2013, our total working capital was $273.8 million as compared to $289.9 million as of January 28, 2012. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets, which had a net book value of $23.6 million at February 2, 2013, have a higher market value. These real estate assets may provide us with additional capital resources. Additional borrowings against these real estate assets, however, would be subject to certain loan to value criteria established by lending institutions. As of February 2, 2013, we had mortgage loans on these properties totaling $25.0 million.

We consider the undistributed earnings of our foreign subsidiaries as of February 2, 2013, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of February 2, 2013, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $40.1 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

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

Net cash provided by operating activities was $77.0 million in fiscal 2013 as compared to cash provided by operating activities of $0.7 million in fiscal 2012 and cash provided by operating activities of $21.0 million in fiscal 2011.

The cash provided by operating activities in fiscal 2013 is primarily attributable to a decrease in inventory of $15.3 million associated with our inventory management, an increase of our accounts payable and accrued expenses of $54.1 million and a decrease in other current assets and prepaid income taxes of $1.3 million; partially offset by an increase in accounts receivable of $29.1 million, and a decrease in deferred pension obligation in the amount of $2.7 million. As a result of the decrease in inventory in fiscal 2013, our inventory turnover ratio increased to 3.8 as compared to 3.3 for the comparable period in fiscal 2012.

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

Net cash used in investing activities was $8.9 million in fiscal 2013, as compared to cash used by investing activities of $2.3 million in fiscal 2012. The net cash used during fiscal 2013, primarily reflects the purchase of property and equipment in the amount of $9.8 million and the purchase of Ben Hogan in the amount of $7.0 million; offset by the proceeds related to the Rafaella purchase price adjustment of $4.5 million and deposit on the sale of intangible asset of $2.6 million. Net cash used in investing activities was $2.3 million in fiscal 2012, which primarily reflects the purchase of property and equipment in the amount of $13.1 million, offset by the utilization of restricted cash collateralizing letters of credit in the amount of $9.4 million acquired in the Rafaella acquisition and the proceeds of $2.9 million from the sale of intangible assets. Net cash used in investing activities was $94.5 million in fiscal 2011, primarily reflecting the acquisition of the Rafaella brands and working capital for $75.4 million, the proceeds related to the purchase price adjustment of $4.5 million, the purchases of property and equipment of $6.2 million and the establishment of restricted cash as collateral for letters of credits assumed during the Rafaella acquisition of $9.4 million, partially offset by the proceeds received in the amount of $1.1 million from the sale of an intangible asset during fiscal 2010. We anticipate capital expenditures during fiscal 2014 of $25.0 million to $30.0 million in new leasehold improvements, technology, systems, retail stores, and other expenditures.

Net cash used in financing activities in fiscal 2013 was $37.1 million, as compared to cash provided by financing activities of $7.0 million in fiscal 2012. The net cash used during fiscal 2013 primarily reflects net payments on our senior credit facility of $21.7 million, dividends paid of $15.0 million and the purchase of treasury stock of $2.6 million; partially offset by proceeds from exercises of stock options of $1.8 million and a tax benefit from the exercise of stock options of $1.6 million. Net cash provided by financing activities in fiscal 2012 was $7.0 million, which reflects net proceeds from the issuance of our new 7 7/8% senior subordinated notes in the amount of $146.5 million, the net proceeds from our stock offering in the amount of $52.9 million, proceeds from exercises of stock options of $4.8 million, a tax benefit from the exercise of stock options of $1.3 million, partially offset by net payments on our senior credit facility of $75.7 million, the retirement of our 8 7/ 8% senior subordinated notes in the amount of $105.8 million and the purchase of treasury stock of $16.0 million. Net cash provided by financing activities in fiscal 2011 was $73.6 million, which primarily reflects the net borrowings on our senior credit facility of $97.3 million, which were used primarily to finance the Rafaella acquisition, proceeds from exercises of stock options of $2.7 million, a tax benefit from the exercise of stock options of $2.3 million and the proceeds from our new mortgage loan in the amount of $13.0 million, offset by the payment for the noncontrolling interest in our Canadian joint venture of $4.6 million and payments of $11.5 million on our mortgages and capital leases. Additionally, we repurchased senior subordinated notes in the amount of $25.5 million, including redemption premiums and commissions of $0.5 million.

During November 2007, our Board of Directors authorized us to purchase, from time to time and as market and business conditions warranted, up to $20 million of our common stock for cash in the open market or in privately negotiated transactions over a 12-month period. In September 2008, 2009 and 2010, our Board of Directors extended the stock repurchase program for the next twelve months. In November 2011, our Board of Directors increased and extended the stock repurchase program to authorize us to repurchase up to $40 million of our common stock for cash over the next twelve months. In June 2012, the Board of Directors increased and extended the stock repurchase program to authorize us to repurchase up to $60 million of the Company’s common stock for cash through October 31, 2013. Although our Board of Directors allocated a maximum of $60 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis.

During January 2013 and September 2011, we retired 1,290,022 shares and 2,462,196 shares of treasury stock recorded at a cost of approximately $18.5 million and $17.4 million, respectively. Accordingly, during fiscal 2013, we reduced common stock and additional paid-in-capital by $13,000 and $18.5 million, respectively. During fiscal 2012, we reduced common stock and additional paid-in-capital by $25,000 and $17.4 million, respectively. During fiscal 2012, we repurchased shares of our common stock at a cost of $16.0 million. Additionally, we repurchased shares of our common stock during fiscal 2013 at a cost of $2.6 million, bringing total purchases under the plan to $36.0 million.

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

Acquisition of Rafaella

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

The warrant issued to Rafaella as part of the purchase price became exercisable on the business day immediately following the first business day after the closing on which the closing price of our common stock equaled or exceeded $28.152. The warrant was exercised during the fourth quarter of fiscal 2013.

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

Senior Credit Facility

On December 2, 2011, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $125 million, subject to increases from time to time in increments of $25 million up to a maximum of $200 million. The Credit Facility has a five-year term that expires on December 2, 2016. At February 2, 2013, we had no outstanding borrowings. At January 28, 2012, we had outstanding borrowings of $21.7 million under the Credit Facility.

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

Borrowing Base. Borrowings under the Credit Facility are limited to a borrowing base calculation, which generally restricts the outstanding balance to the sum of (a) 87.5% of eligible receivables plus (b) 87.5% of eligible foreign accounts up to $1.5 million plus (c) the lesser of (i) the inventory loan limit, which equals 80% of the maximum credit under the Credit Facility at the time, (ii) a maximum of 70.0% of eligible finished goods inventory, or 90.0% of the net recovery percentage (as defined in the Credit Facility) of eligible inventory.

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

Letter of Credit Facilities

As of February 2, 2013, we maintained two U.S. dollar letter of credit facilities totaling $55.0 million and one letter of credit facility totaling $0.3 million utilized by our United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

During the third quarter of fiscal 2012, we increased one of our two U.S. dollar letters of credit from $10.0 million to $15.0 million, under existing terms and reduced the letter of credit facility utilized by our United Kingdom subsidiary from $1.0 million to $0.3 million. As of February 2, 2013 and January 28, 2012, there was $43.5 million and $50.8 million, respectively, available under the existing letter of credit facilities.

Additionally, we assumed certain letters of credit in the amount of $9.4 million in connection with the acquisition of certain net assets from Rafaella Apparel Group, Inc. These letters of credit were fully collateralized by restricted cash in the amount of $9.4 million and were fully utilized during fiscal 2012, and as such, there was no longer restricted cash balances related to these letters of credit as of February 2, 2013 and January 28, 2012.

Real Estate Mortgage Loans

In July 2010, we paid off the then existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. Principal and interest of $83,000 were due monthly based on a 25 year amortization with the outstanding principal due at maturity. Interest was fixed at 5.80%. In October 2011, we amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 5.00% per annum and the terms were restated to reflect new monthly payments of principal and interest of $77,000 based on a 25-year amortization with the outstanding principal due at maturity. In September 2012, we again amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 4.25% per annum and the terms were restated to reflect new quarterly payments of principal and interest of $71,000, based on a 25-year amortization with the outstanding principal due at maturity. At February 2, 2013, the balance of the real estate mortgage loan totaled $12.0 million, net of discount, of which $332,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on June 7, 2016. In June 2010, we negotiated with the bank to accelerate the rate reset that was scheduled to occur in June 2011, and the interest rate was reduced to 5.75% per annum, among other changes to the loan. In October 2011, we amended the mortgage loan agreement to modify the interest rate again. The interest rate was reduced to 4.95% per annum and the terms were restated to reflect new quarterly payments of principal and interest of $268,000, based on a 20-year amortization with the outstanding principal due at maturity. In July 2012, we again amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 4.00% per annum and the terms were restated to reflect new quarterly payments of principal and interest of approximately $248,000, based on a 20-year amortization with the outstanding principal due at maturity. At February 2, 2013, the balance of the real estate mortgage loan totaled $13.0 million, net of discount, of which approximately $470,000 is due within one year.

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

Contractual Obligations and Commercial Contingent Commitments

The following tables illustrate the balance of our contractual obligations and commercial contingent commitments as of February 2, 2013:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt, net of interest	$175,373	$802	$1,677	$12,343	$160,551
Interest on long-term debt (1)	81,996	12,858	25,572	24,732	18,834
Operating leases	179,791	18,496	35,521	30,485	95,289
Capital leases	696	318	378	—	—
Pension liability	29,839	3,171	6,188	5,991	14,489
Royalty minimum guaranties	34,796	7,573	14,382	9,209	3,632

Total contractual obligations	$502,491	$43,218	$83,718	$82,760	$292,795

(1)	Includes interest payments based on contractual terms.

	Amount of Contingent Commitment Expiration Per Period
	(in thousands)
Other Commercial Contingent Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$11,768	$11,768	$—	$—	$—

Total commercial commitments	$11,768	$11,768	$—	$—	$—

Total contractual obligations and other commercial contingent commitments	$514,259	$54,986	$83,718	$82,760	$292,795

At February 2, 2013, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest and penalties totaling $0.6 million. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur in relation to these liabilities.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements,” as defined by applicable GAAP and SEC rules.

Derivative Financial Instruments

Derivative financial instruments such as interest rate swap contracts and foreign exchange contracts are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is not designated as a hedge or is designated as a hedge of changes in fair value or cash flows. When designated as a hedge of changes in fair value, the effective portion of the hedge is recognized as an offset in income with a corresponding adjustment to the hedged item. When designated as a hedge of changes in cash flows, the effective portion of the hedge is recognized as an offset in comprehensive income with a corresponding adjustment to the hedged item and recognized in income in the same period as the hedged item is settled. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for further discussion about derivative financial instruments.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our financial position and results of operations as of and for the fiscal year ended February 2, 2013.

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

Derivatives on $150 Million Senior Subordinated Notes Payable

In August 2009, we entered into an interest rate swap agreement (the “Swap Agreement”) for an aggregate notional amount of $75 million in order to reduce our debt servicing costs associated with our $150 million 8 7/ 8% senior subordinated notes. The Swap Agreement was scheduled to terminate on September 15, 2013. Under the Swap Agreement, we were entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8 7/8% and were obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the one-month LIBOR rate plus 632 basis points for the period through September 15, 2013. The Swap Agreement had an optional call provision that allowed the counterparty to settle the Swap Agreement at any time with 30 days notice and subject to declining termination premium payments from the counterparty in the event the call was exercised. The Swap Agreement was a fair value hedge as it had been designated against the 8 7/8% senior subordinated notes carrying a fixed rate of interest and converted the fixed interest payments to variable interest payments.

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

The Swap Agreement resulted in a decrease to interest expense of $1.3 million for the year ended January 29, 2011.

In August 2009, we entered into an interest rate cap agreement (the “$75 million Cap Agreement”) for an aggregate notional amount of $75 million associated with our 8 7/8% senior subordinated notes. The $75 million Cap Agreement became effective on December 15, 2010 and was scheduled to terminate on September 15, 2013. The $75 million Cap Agreement was being used to manage cash flow risk associated with our floating interest rate exposure pursuant to the Swap Agreement. The $75 million Cap Agreement did not qualify for hedge accounting treatment. The change in fair value resulted in an increase to interest expense of $0.1 million and $1.4 million for the years ended January 28, 2012 and January 29, 2011, respectively. We terminated the $75 million Cap Agreement during March 2011. In connection with the termination, we paid $1.6 million.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates:

Expected Maturity Date

Fiscal Years Ending

(In Millions)

	Less than 1 yr 2014	1 - 3 yrs		4 - 5 yrs		After 5 yrs Thereafter		Fair Value 2013
		2015	2016	2017	2018		Total
Long-term Liabilities:
7 7/8% Senior Subordinated Notes Payable	$0.0	$0.0	$0.0	$0.0	$0.0	$150.0	$150.0	$160.5
Fixed Interest Rate	7.88%	7.88%	7.88%	7.88%	7.88%	7.88%	7.88%

Real Estate Mortgage Loan	$0.3	$0.3	$0.3	$0.4	$0.4	$10.5	$12.2	$12.2
Fixed Interest Rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%

Real Estate Mortgage Loan	$0.5	$0.5	$0.5	$11.6	$0.0	$0.0	$13.1	$13.1
Fixed Interest Rate(A)	4.00%	4.00%	4.00%	4.00%	N/A	N/A	4.00%

Senior Credit Facility	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Average Variable Interest Rate(B)	2.21%	2.21%	2.21%	2.21%	N/A	N/A	2.21%

(A)	Real estate mortgage loan has a fixed rate for the first five years, at which point it will be reset based on the terms and conditions of the promissory note.
(B)	Senior credit facility has a variable rate of interest of either 1) the published prime lending rate or 2) Eurodollar rate with adjustments of both rates based on meeting certain financial conditions.

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

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 2, 2013.

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

Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective as of February 2, 2013 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL

April 16, 2013

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

Management assessed the effectiveness of our internal control over financial reporting as of February 2, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management believes that, as of February 2, 2013, our internal control over financial reporting was effective.

Our internal control over financial reporting as of February 2, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is provided below.

/S/ GEORGE FELDENKREIS	/S/ ANITA BRITT
George Feldenkreis	Anita Britt
Chairman of the Board and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Perry Ellis International, Inc.

Miami, Florida

We have audited the internal control over financial reporting of Perry Ellis International, Inc. and subsidiaries (the “Company”) as of February 2, 2013, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 2, 2013 of the Company and our report dated April 16, 2013 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Miami, Florida

April 16, 2013

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

Information regarding our directors and executive officers required by this item is included in our Proxy Statement relating to our 2013 Annual Meeting under the captions “Election of Directors” and is incorporated herein by reference.

Information regarding our audit committee and our audit committee financial expert required by this item is included in our Proxy Statement relating to our 2013 Annual Meeting under the caption “Corporate Governance- Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is included in our Proxy Statement relating to our 2013 Annual Meeting under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our directors, officers, and employees. The Code of Ethics is posted on our website at www.pery.com. Amendments to, and waivers granted under, our Code of Ethics, if any, will be posted to our website as well.

Information describing any material changes to the procedures by which security holders may recommend nominees to our Board of Directors is included in our Proxy Statement related to our 2013 Annual Meeting under the caption “Corporate Governance-Meetings and Committees of the Board of Directors.”

Item 11.	Executive Compensation

Information required by this item is included in our Proxy Statement related to our 2013 Annual Meeting under the captions “Executive Compensation”, “Compensation Discussion and Analysis,” “Director Compensation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is included in our Proxy Statement related to our 2013 Annual Meeting under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is included in our Proxy Statement related to our 2013 Annual Meeting under the captions “Certain Relationships and Related Transactions” and “Corporate Governance-Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is included in our Proxy Statement related to our 2013 Annual Meeting Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

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

(3)	Exhibits

Exhibit No.	Exhibit Description	Where Filed

3.1	Registrant’s Amended and Restated Articles of Incorporation	Filed as an Exhibit to the Registrant’s Proxy Statement for its 1998 Annual Meeting and incorporated herein by reference.

3.2	Articles of Amendment to Articles of Incorporation	Filed as an Annex to the Registrant’s Proxy Statement for its 2003 Annual Meeting and incorporated herein by reference.

3.3	Registrant’s Amended and Restated Bylaws	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

4.1	Form of Common Stock Certificate	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

4.7	Indenture by and among Perry Ellis International, Inc., the Subsidiary Guarantors party thereto and U.S. Bank Trust National Association dated March 8, 2011	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-167728) and incorporated herein by reference.

4.8	First Supplemental Indenture by and among Perry Ellis International, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association dated March 8, 2011	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 14, 2011 and incorporated herein by reference.

4.9	Form of Perry Ellis International, Inc. 7.875% Senior Subordinated Note due April 1, 2019 (set forth in Exhibit A to Exhibit 4.8 above)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 14, 2011 and incorporated herein by reference.

10.1	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Officers (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 and incorporated herein by reference.

10.4	Profit Sharing Plan (1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-96304) and incorporated herein by reference.

10.5	Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Proxy Statement for its 2000 Annual Meeting and incorporated herein by reference.

10.7	2002 Stock Option Plan (1)	Filed as an Annex to the Registrant’s Proxy Statement for its 2002 Annual Meeting and incorporated herein by reference.

10.12	Form of Stock Option Agreement pursuant to the 2002 Stock Option Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004 and incorporated herein by reference.

10.25	Form of Stock Option Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.

10.26	Form of Restricted Stock Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.

10.27	Perry Ellis International, Inc. Fiscal year 2006 Management Incentive Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.

10.32	Business lease dated July 1, 2004 between George Feldenkreis and the Registrant for 50,000 square feet of warehouse space	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and incorporated herein by reference.

10.33	Business lease dated July 1, 2004 between George Feldenkreis and the Registrant for 16,000 square feet of office Space	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and incorporated herein by reference.

10.34	Promissory Note dated June 7, 2006 in favor Commercebank, N.A.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 13, 2006 and incorporated herein by reference.

10.35	Mortgage and Security Agreement dated June 7, 2006 in favor Commercebank, N.A.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 13, 2006 and incorporated herein by reference.

10.43	Employment Agreement dated February 8, 2008 between George Feldenkreis and the Registrant (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and incorporated herein by reference.

10.44	Employment Agreement dated February 8, 2008 between Oscar Feldenkreis and the Registrant (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and incorporated herein by reference.

10.46	Amended Form of Restricted Stock Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and incorporated herein by reference.

10.48	Employment Agreement dated March 2, 2009 between Anita Britt and the Registrant (1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 17, 2010, as amended, and incorporated herein by reference.

10.49	Employment Agreement dated June 26, 2009 between Stephen Harriman and the Registrant (1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 1, 2009 and incorporated herein by reference.

10.53	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2010, and incorporated herein by reference.

10.56	Form of Performanced-Based Restricted Stock Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.57	Form of Restricted Stock Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.58	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.59	Form of Non-Qualified Stock Option Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.60	Amended and Restated Loan and Security Agreement dated December 2, 2011 among Perry Ellis International, Inc., the subsidiaries named as Borrowers or Guarantors therein, the Lenders named therein, Wells Fargo Bank, National Association, as agent for the Lenders, and Bank of America, N.A., as syndication agent	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 2, 2011, and incorporated herein by reference.

10.61	Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Annex to the Registrant’s Proxy Statement for its 2011 Annual Meeting and incorporated herein by reference.

10.62	2011 Management Incentive Compensation Plan (1)	Filed as an Annex to the Registrant’s Proxy Statement for its 2011 Annual Meeting and incorporated herein by reference.

21.1	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of Deloitte & Touche LLP, registered public accounting firm regarding financial statements and internal controls over financial reporting of the Registrant	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document (2)	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema (2)	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase (2)	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (2)

(1)	Management Contract or Compensation Plan.
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

PERRY ELLIS INTERNATIONAL, INC.

Dated: April 16, 2013	By:	/s/ GEORGE FELDENKREIS
George Feldenkreis Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/S/ GEORGE FELDENKREIS George Feldenkreis	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 16, 2013

/S/ OSCAR FELDENKREIS Oscar Feldenkreis	Vice Chairman of the Board, President, Chief Operating Officer and Director	April 16, 2013

/S/ ANITA BRITT Anita Britt	Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2013

/S/ JOE ARRIOLA Joe Arriola	Director	April 16, 2013

/S/ GARY DIX Gary Dix	Director	April 16, 2013

/S/ JOSEPH P. LACHER Joseph P. Lacher	Director	April 16, 2013

/S/ JOSEPH NATOLI Joseph Natoli	Director	April 16, 2013

/S/ EDUARDO M. SARDINA Eduardo M. Sardina	Director	April 16, 2013

INDEX TO FINANCIAL STATEMENTS

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Perry Ellis International, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of Perry Ellis International, Inc. and subsidiaries (the “Company”) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perry Ellis International, Inc. and subsidiaries at February 2, 2013 and January 28, 2012, and the results of their operations, and their cash flows for each of the three years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 16, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Miami, Florida

April 16, 2013

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	February 2, 2013	January 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$54,957	$24,116
Accounts receivable, net	174,484	145,563
Inventories	183,127	198,264
Deferred income taxes	11,608	11,873
Prepaid income taxes	7,261	8,247
Other current assets	11,667	13,613

Total current assets	443,104	401,676

Property and equipment, net	50,749	56,496
Other intangible assets, net	246,681	242,634
Goodwill	13,794	13,794
Other assets	8,801	9,595

TOTAL	$763,129	$724,195

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$132,028	$80,253
Accrued expenses and other liabilities	28,595	23,142
Accrued interest payable	4,061	4,186
Unearned revenues	4,647	4,179

Total current liabilities	169,331	111,760

Senior subordinated notes payable, net	150,000	150,000
Senior credit facility	—	21,679
Real estate mortgages	24,202	25,114
Deferred pension obligation	14,686	17,326
Unearned revenues and other long-term liabilities	14,828	15,425
Deferred income taxes	18,842	16,396

Total long-term liabilities	222,558	245,940

Total liabilities	391,889	357,700

Commitment and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,326,658 shares issued and outstanding as of February 2, 2013 and 16,787,161 shares issued and outstanding as of January 28, 2012	153	167
Additional paid-in-capital	150,091	160,997
Retained earnings	229,056	229,467
Accumulated other comprehensive loss	(8,060)	(8,178)

Total	371,240	382,453
Treasury stock at cost; no shares as of February 2, 2013 and 1,157,300 shares as of January 28, 2012	—	(15,958)

Total equity	371,240	366,495

TOTAL	$763,129	$724,195

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED

(amounts in thousands, except per share data)

	February 2, 2013	January 28, 2012	January 29, 2011

Revenues:
Net sales	$942,451	$955,549	$763,884
Royalty income	27,102	25,043	26,404

Total revenues	969,553	980,592	790,288
Cost of sales	652,352	656,850	507,829

Gross profit	317,201	323,742	282,459
Operating expenses:
Selling, general and administrative expenses	263,444	248,618	220,018
Depreciation and amortization	13,896	13,673	12,211
Impairment on long-lived assets	3,516	6,066	392

Total operating expenses	280,856	268,357	232,621

Operating income	36,345	55,385	49,838
Costs on early extinguishment of debt	—	1,306	730
Interest expense	14,836	16,103	13,203

Net income before income taxes	21,509	37,976	35,905

Income tax provision	6,708	12,459	11,393

Net income	14,801	25,517	24,512

Less: net income attributable to noncontrolling interest	—	—	400

Net income attributable to Perry Ellis International, Inc.	$14,801	$25,517	$24,112

Net income attributable to Perry Ellis International, Inc. per share:
Basic	$1.01	$1.71	$1.84

Diluted	$0.97	$1.60	$1.70

Weighted average number of shares outstanding
Basic	14,715	14,927	13,110
Diluted	15,315	15,950	14,149

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED

(amounts in thousands)

	February 2, 2013	January 28, 2012	January 29, 2011
Net income	$14,801	$25,517	$24,512

Other Comprehensive income:
Foreign currency translation adjustments, net	171	(264)	491
Unrealized (loss) gain on pension liability (net of (tax benefit) tax provision of ($34) in 2013, ($2,911) in 2012 and $215 in 2011)	(53)	(4,593)	340

Total other comprehensive income (loss)	118	(4,857)	831

Comprehensive income	14,919	20,660	25,343
Less: comprehensive income attributable to the noncontrolling interest	—	—	897

Comprehensive income attributable to Perry Ellis International, Inc.	$14,919	$20,660	$24,446

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

(amounts in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	ACCUMULATED OTHER COMPRE- HENSIVE (LOSS) INCOME	RETAINED EARNINGS	NON CONTROLLING INTEREST	TOTAL
	SHARES	AMOUNT
BALANCE, JANUARY 31, 2010	16,094,573	$161	$107,527	$(17,415)	$(3,655)	$179,838	$3,660	$270,116
Exercise of stock options	427,030	4	2,673	—	—	—	—	2,677
Tax benefit for exercise of non-qualified stock options	—	—	2,270	—	—	—	—	2,270
Restricted shares and options issued as compensation	88,363	1	4,491	—	—	—	—	4,492
Net income	—	—	—	—	—	24,112	400	24,512
Warrants issued in connection with acquisition	—	—	2,599	—	—	—	—	2,599
Other comprehensive income	—	—	—	—	334	—	497	831
Payment of noncontrolling interest	—	—	—	—	—	—	(4,557)	(4,557)

BALANCE, JANUARY 29, 2011	16,609,966	166	119,560	(17,415)	(3,321)	203,950	—	302,940

Exercise of stock options	530,109	5	4,763	—	—	—	—	4,768
Tax benefit for exercise of non-qualified stock options	—	—	1,267	—	—	—	—	1,267
Restricted shares and options issued as compensation	109,282	1	(109)	—	—	—	—	(108)
Net income	—	—	—	—	—	25,517	—	25,517
Issuance of common stock	2,000,000	20	52,906	—	—	—	—	52,926
Purchase of treasury stock	—	—	—	(15,958)	—	—	—	(15,958)
Other comprehensive income	—	—	—	—	(4,857)	—	—	(4,857)
Retirement of treasury stock	(2,462,196)	(25)	(17,390)	17,415	—	—	—	—

BALANCE, JANUARY 28, 2012	16,787,161	167	160,997	(15,958)	(8,178)	229,467	—	366,495

Exercise of stock options	355,056	4	1,800	—	—	—	—	1,804
Exercise of warrants	106,508	1	(1)	—	—	—	—	—
Tax benefit of restricted shares and non-qualified stock options	—	—	1,554	—	—	—	—	1,554
Restricted shares and options issued as compensation	(632,045)	(6)	4,268	—	—	—	—	4,262
Net income	—	—	—	—	—	14,801	—	14,801
Purchase of treasury stock	—	—	—	(2,582)	—	—	—	(2,582)
Dividends	—	—	—	—	—	(15,212)	—	(15,212)
Retirement of treasury stock	(1,290,022)	(13)	(18,527)	18,540	—	—	—	—
Other comprehensive income	—	—	—	—	118	—	—	118

BALANCE, FEBRUARY 2, 2013	15,326,658	$153	$150,091	$—	$(8,060)	$229,056	$—	$371,240

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

(amounts in thousands)

	February 2, 2013	January 28, 2012	January 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,801	$25,517	$24,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,943	13,441	12,044
Provision for bad debts	331	93	96
Tax benefit from exercise of stock options	(1,554)	(1,267)	(2,270)
Impairment on long-lived assets	3,516	6,066	392
Amortization of debt issue costs	712	582	429
Amortization of premiums and discounts	53	(16)	1
Deferred income taxes	2,651	6,354	7,189
Share-based compensation	4,262	(108)	4,492
Gain on sale of intangible assets, net	(389)	—	—
Change in fair value and settlement of derivatives	—	(1,832)	2,153
Costs on early extinguishment of debt	—	1,306	730
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	(29,130)	(16,295)	14,405
Inventories	15,343	(22,828)	(43,133)
Other current assets and prepaid income taxes	1,276	(3,540)	3,248
Other assets	477	(1,497)	(486)
Accounts payable and accrued expenses	54,129	(1,936)	6,736
Accrued interest payable	(125)	442	(738)
Unearned revenues and other liabilities	(588)	(758)	(5,234)
Deferred pension obligation	(2,727)	(3,012)	(3,562)

Net cash provided by operating activities	76,981	712	21,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,840)	(13,132)	(6,237)
Payment on purchase of intangible assets	(7,000)	(535)	—
Proceeds (payment) in connection with purchase price adjustment	4,547	—	(4,547)
Deposit on sale of intangible asset	2,625	—	—
Proceeds on sale of intangible assets	760	2,875	1,100
Redemption (payment) of restricted funds as collateral	—	9,369	(9,369)
Payment for acquired businesses	—	—	(75,438)
Payment on purchase of operating leases	—	(904)	—

Net cash used in investing activities	(8,908)	(2,327)	(94,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	288,312	398,208	576,319
Payments on senior credit facility	(309,991)	(473,871)	(478,977)
Dividends paid to stockholders	(14,992)	—	—
Purchase of treasury stock	(2,582)	(15,958)	—
Payments on real estate mortgages	(727)	(549)	(11,219)
Payments on capital leases	(363)	(381)	(301)
Deferred financing fees	(100)	(103)	(158)
Proceeds from exercise of stock options	1,804	4,768	2,677
Tax benefit from exercise of stock options	1,554	1,267	2,270
Proceeds from refinancing of real estate mortgage	—	—	13,000
Proceeds from issuance of senior subordinated notes	—	150,000	—
Payments on senior subordinated notes	—	(105,792)	(25,454)
Debt issuance costs	—	(3,504)	—
Proceeds from issuance of common stock	—	56,000	—
Stock issuance costs	—	(3,074)	—
Payment of noncontrolling interest	—	—	(4,557)

Net cash (used in) provided by financing activities	(37,085)	7,011	73,600

Effect of exchange rate changes on cash and cash equivalents	(147)	196	142

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,841	5,592	255
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24,116	18,524	18,269

CASH AND CASH EQUIVALENTS AT END OF YEAR	$54,957	$24,116	$18,524

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

(amounts in thousands)

	February 2, 2013	January 28, 2012	January 29, 2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,553	$15,944	$14,985

Income taxes	$6,310	$6,616	$787

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Capital lease financing	$888	$66	$27

Accrued purchases of property and equipment	$12	$613	$430

Unrealized (loss) gain on pension liability included in comprehensive income	$(53)	$(4,593)	$340

Investment in joint venture	$396	$—	$—

Warrants issued in connection with acquisition	$—	$—	$2,599

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

1.	General

Perry Ellis International, Inc. and Subsidiaries (the “Company”) is one of the leading apparel companies in the United States and manages a portfolio of major brands, some of which were established over 100 years ago. The Company designs, sources, markets and licenses products nationally and internationally at multiple price points and across all major levels of retail distribution. The Company’s portfolio of highly recognized brands includes: Anchor Blue®, Axist®, Ben Hogan®, C&C California®, Cubavera®, Farah®, Gotcha®, Grand Slam®, Jantzen®, John Henry®, Laundry by Shelli Segal®, Manhattan®, Munsingwear®, Original Penguin® by Munsingwear® (“Original Penguin”), Perry Ellis®, Rafaella® and Savane®. We also (i) license the Callaway Golf® brand and PGA Tour® brand, including Champions Tour® brand, for golf apparel, (ii) license the Jag® brand for men’s and women’s swimwear and cover-ups and (iii) license the Nike® brand for swimwear and swimwear accessories.

The periods presented in these financial statements are the fiscal years ended February 2, 2013 (“fiscal 2013”), January 28, 2012 (“fiscal 2012”) and January 29, 2011 (“fiscal 2011”). Fiscal 2013 contained 53 weeks while fiscal 2012 and 2011 each contained 52 weeks.

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

CASH AND CASH EQUIVALENTS—Cash and cash equivalents include cash, deposits and liquid short-term investments that have a maturity of three months or less when purchased.

RESTRICTED CASH—Restricted cash consists of cash balances held as collateral against letters of credit that were assumed during the acquisition of certain net assets from Rafaella Apparel Group, Inc.

INVENTORIES—Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, freight, and commissions to buying agents.

OTHER CURRENT ASSETS – Other current assets are comprised of prepaid expenses and other short-term assets. Prepaid expenses relate to expenditures made in advance of when the economic benefit of the cost will be realized. Prepaid expenses are recorded as assets when paid and charged against earnings generally within one year. Prepaid expenses were $8.2 million and $6.9 million at February 2, 2013 and January 28, 2012, respectively. Other short-term assets were $3.5 million and $6.7 million at February 2, 2013 and January 28, 2012, respectively. Prepaid expenses and other short-term assets are included in other current assets in the consolidated balance sheets.

PROPERTY AND EQUIPMENT—Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements and capital leases is computed using the straight-line method over the shorter of the lease term or estimated useful lives of the assets or improvements. The useful lives are as follows:

Asset Class	Average Useful Lives in Years
Furniture, fixtures and equipment	3-10
Vehicles	5-7
Leasehold improvements	4-15
Building and building improvements	39

INTANGIBLE ASSETS AND GOODWILL—As of February 2, 2013, intangible assets were comprised of trademarks, goodwill and customer lists. The trademarks and goodwill were identified as intangible assets with indefinite useful lives, and accordingly, are not being amortized. The Company assesses the carrying value of intangible assets and goodwill at least annually. Customer lists were identified as intangible assets with finite useful lives and are amortized using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.

FAIR VALUE MEASUREMENTS—A description of the Company’s policies regarding fair value measurement is summarized below.

The Company has chosen not to elect the fair value measurement option for any instruments not required to be measured at fair value on a recurring basis.

Fair Value Hierarchy—The fair value hierarchy requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets.

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Interest rate swap—This derivative was a pay-variable, receive-fixed interest rate swap based on the LIBOR rate curve and was designated as a fair value hedge. Fair value was based on a model-driven valuation using the LIBOR rate curve, which was observable at commonly quoted intervals for the full term of the swap. Therefore, our interest rate swap was classified within Level 2 of the fair value hierarchy.

Interest rate cap—This derivative did not qualify as a fair value hedge. Fair value was based on a model-driven valuation using the LIBOR rate curve and an implied market volatility, both of which were observable at commonly quoted intervals for the full term of the cap. Therefore, the Company’s interest rate cap was classified within Level 2 of the fair value hierarchy.

DERIVATIVES—Derivative financial instruments such as interest rate swap contracts and foreign exchange contracts are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is not designated as a hedge or is designated as a hedge of changes in fair value or cash flows. When designated as a hedge of changes in fair value, the effective portion of the hedge is recognized as an offset in income with a corresponding adjustment to the hedged item. When designated as a hedge of changes in cash flows, the effective portion of the hedge is recognized as an offset in comprehensive income with a corresponding adjustment to the hedged item and recognized in income in the same period as the hedged item is settled.

LEASES—Leases are evaluated and classified as either operating or capital leases for financial reporting purposes. Capital leases, which transfer substantially all of the risks and benefits incidental to ownership of the leased item, are capitalized at the inception of the lease at the fair value of the leased property or, if lower, at the present value of the minimum lease payments. Lease payments are apportioned between the finance charges and reduction of the lease liability so as to achieve a constant rate of interest on the remaining balance of the liability. Finance charges are charged directly against income as a component of interest expense. Capitalized leased assets are depreciated over the shorter of the estimated useful life of the asset or the lease term. Leases where the lessor retains substantially all the risks and benefits of ownership of the asset are classified as operating leases. Operating lease payments, other than contingent rentals, are recognized as an expense in the income statement on a straight-line basis over the lease term, whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. This generally results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is recorded as deferred rent and included in liabilities. Percentage rent expense is generally based on sales levels and is accrued when determined that it is probable that such sales levels will be achieved.

DEFERRED DEBT ISSUE COSTS—Costs incurred in connection with financing transactions have been capitalized and are being amortized on a straight-line basis, which approximates the interest method, over the term of the related debt instrument. Unamortized debt issue costs are included in other assets in the consolidated balance sheet.

LONG-LIVED ASSETS—Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value. Fair value is estimated based on the future expected discounted cash flows for the assets. Judgments regarding the existence of impairment indicators are based on market and operational performance. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning future conditions.

The Company recorded a $3.5 million, $1.4 million and $0.4 million impairment charge, in fiscal 2013, 2012 and 2011, respectively, to reduce the net carrying value of certain long-lived assets (primarily real property and leaseholds) to their estimated fair value. Impairment charges are included in impairment on long-lived assets in the accompanying consolidated statements of income.

RETIREMENT-RELATED BENEFITS—The Company accounts for its defined benefit pension plan using actuarial models. These models use an attribution approach that generally spreads the individual events over the service lives of the employees in the plan. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively consistent basis and therefore, the income statement effects of pensions or non-pension postretirement benefit plans are earned in, and should follow, the same pattern.

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

ADVERTISING AND RELATED COSTS—The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $14.9 million, $14.3 million and $11.6 million for the years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively, and are included in selling, general and administrative expenses.

COST OF SALES—Cost of sales includes costs to acquire and source inventory, produce inventory for sale, and provisions for inventory shrinkage and obsolescence. These costs include costs of purchased products, inbound freight, custom duties, buying commissions, cargo insurance, customs inspection and licensed product royalty expenses.

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

TREASURY STOCK—Treasury stock is recorded at acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings. The carrying amount in excess of par is allocated to additional paid-in capital and retained earnings on a pro rata basis when treasury shares are retired.

REVENUE RECOGNITION—Sales are recognized at the time title transfers to the customer, generally upon shipment. Trade allowances and a provision for estimated returns and other allowances are recorded at the time sales are made, considering historical and anticipated trends. The Company records revenues net of corresponding sales taxes. Retail store revenue is recognized net of estimated returns and corresponding sales tax at the time of sale to consumers. The Company operates predominantly in North America, with over 94% of its sales in that market. Two customers accounted for approximately 14% and 10%, respectively, of net sales for fiscal 2013. Three customers accounted for approximately 16%, 10% and 10%, respectively, of net sales for fiscal 2012. Two customers accounted for approximately 19% and 11%, respectively, of net sales for fiscal 2011. Sales to these customers are included in the Men’s Sportswear and Swim, as well as, the Women’s Sportswear segments. A significant decrease in business from or loss of any of the major customers could harm the financial condition of the Company by causing a significant decline in revenues attributable to such customers. The Company does not believe that concentrations of credit risk represent a material risk of loss with respect to its financial position as of February 2, 2013.

Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. A liability for unearned royalty income is recognized when licensees pay contractual obligations before being earned or when up-front fees are collected. This liability is recognized as royalty income over the applicable term of the respective license agreement.

ADVERTISING REIMBURSEMENTS—The majority of the Company’s license agreements require licensees to reimburse the Company for advertising placed on behalf of the licensees based on a percentage of the licensees’ net sales. The Company records earned advertising reimbursements received from its licensees as a reduction of the related advertising costs in selling, general and administrative expenses. For the fiscal years 2013, 2012 and 2011, the Company has reduced selling, general and administrative expenses by $5.8 million, $5.6 million and $6.1 million of licensee reimbursements, respectively. Unearned advertising reimbursements result when a licensee pays required reimbursements prior to the Company incurring the advertising expense. A liability is recorded for these unearned advertising reimbursements.

FOREIGN CURRENCY TRANSLATION—For the Company’s international operations, local currencies are generally considered their functional currencies. The Company translates assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and revenue and expenses are translated at average monthly exchange rates. Translation adjustments resulting from this process are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). Transactions in foreign currencies during the year are re-measured at rates of exchange at the date of the transaction. Gains and losses related to re-measurement of items arising through operating activities are included in accompanying consolidated statements of income.

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

In regards to the accounting for uncertainty in income taxes recognized in the financial statements, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits.

NET INCOME PER SHARE—Basic net income per share is computed by dividing net income by the weighted average shares of outstanding common stock. The calculation of diluted net income per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net income per share includes the effects of stock options, stock appreciation rights (“SARS”) and unvested restricted shares as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted income per share:

	2013	2012	2011
	(in thousands, except per share data)
Numerator:
Net income attributable to Perry Ellis International, Inc.	$14,801	$25,517	$24,112

Denominator:
Basic—weighted average shares	14,715	14,927	13,110
Dilutive effect: equity awards	600	916	1,039
Dilutive effect: warrant	—	107	—

Diluted—weighted average shares	15,315	15,950	14,149

Basic income per share	$1.01	$1.71	$1.84

Diluted income per share	$0.97	$1.60	$1.70

Antidilutive effect:(1)	1,048	605	316

(1)	Represents weighted average of stock options to purchase shares of common stock, SARS and restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

ACCOUNTING FOR STOCK-BASED COMPENSATION—Accounting for stock-based compensation requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Company uses fair value as the measurement objective in accounting for share-based payment arrangements and applies a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

For fiscal 2013, 2012 and 2011, approximately $4.3 million, $(0.1) million and $4.5 million in compensation expense has been recognized in selling, general and administrative expenses in the consolidated statements of income related to stock options, SARS and restricted stock, respectively. During fiscal 2013 and fiscal 2012, the Company reversed $0.4 million and $4.4 million, respectively of previously recognized compensation expense into earnings, since it was no longer probable that the previously established performance targets would be met and those equity awards were no longer expected to vest. Compensation expense for these awards is based on the fair value at the original grant date. During fiscal 2013, 2012, and 2011, the Company received cash of $1.8 million, $4.8 million, and $2.7 million, respectively, from the exercise of stock options and realized a tax benefit of approximately $1.6 million, $1.3 million, and $2.3 million, respectively, from such exercises.

The fair value of restricted stock awards is based on the quoted market price on the date of grant. The fair value of the options is estimated at the date of grant using the Black-Scholes Option Pricing Model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including: expected volatility based on the expected price of the Company’s common stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercises and employee terminations; and dividend yield based on the Company’s history and expectation of dividend payments. Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in fiscal years 2013, 2012 and 2011 was $10.32, $15.04 and $13.47, respectively.

The following weighted-average assumptions for 2013, 2012 and 2011 were derived from the Black-Scholes model and used to determine the fair value of stock options:

	2013	2012	2011
Risk free interest	2.4%	2.3% - 2.5%	2.9% - 3.3%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors	65.4% - 66.1%	65.3% - 65.9%	66.1% - 66.3%
Weighted-average life (years)	5.0	5.0	4.0 - 6.0

RECENT ACCOUNTING PRONOUNCEMENTS—In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 provides amendments to Topic 820 effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Early adoption is not permitted for public entities. The adoption of ASU 2011-04 did not have a material impact on the Company’s results of operations or the Company’s financial position.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 did not have a material impact on the Company’s results of operations or the Company’s financial position.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

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

The warrant issued to Rafaella as part of the purchase price became exercisable on the business day immediately following the first business day after the closing on which the closing price of the Company’s common stock equaled or exceeded $28.152 and expires two years following the closing date. The warrant is exercisable for a total of 106,565 shares of the Company’s common stock at an exercise price of $.01 per share. The exercise price per share and number of shares issuable upon exercise are subject to adjustments for stock splits, dividends, subdivisions or combinations involving the common stock. The warrant was exercised during the fourth quarter of fiscal 2013.

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

	Amounts Recognized as of Acquisition Date(1)	Measurement Period Adjustments(2)	Amounts Recognized as of Acquisition Date (as Adjusted)
	(in thousands)
Total purchase price
Cash consideration paid	$79,985	$(4,547)	$75,438

Total purchase price	79,985	(4,547)	75,438
Warrants	2,599	—	2,599

Total adjusted purchase price	$82,584	$(4,547)	$78,037

(1)	As previously reported in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended January 29, 2011.
(2)	During the fourth quarter of fiscal year 2012, the Company finalized the appraisals and allocations of the value of certain assets and liabilities included in the acquisition of Rafaella resulting in the measurement period adjustments detailed below.

	Amounts Recognized as of Acquisition Date(1)	Measurement Period Adjustments(2)	Amounts Recognized as of Acquisition Date (as Adjusted)
	(in thousands)
Total allocation of the purchase price is as follows:

Inventory	$22,698	$(2,462)	$20,236
Accounts receivables	4,946	—	4,946
Other current assets	3,514	(3,514)	—
Fixed assets	267	—	267
Intangibles(3)	50,270	—	50,270

Total identifiable assets acquired	81,695	(5,976)	75,719

Accounts payable and accrued expenses	$(11,173)	$(303)	$(11,476)

Total liabilities assumed	(11,173)	(303)	(11,476)

Net identifiable assets acquired	$70,522	$(6,279)	$64,243
Goodwill	12,062	1,732	$13,794

Net assets acquired	$82,584	$(4,547)	$78,037

(1)	As previously reported in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended January 29, 2011.
(2)	During the fourth quarter of fiscal year 2012, the Company finalized the appraisals and allocations of the value of certain assets and liabilities included in the acquisition of Rafaella resulting in the measurement period adjustments detailed above.
(3)	Included under the caption “Intangible assets” are intangible assets related to tradenames and customer lists.

Of the $50.3 million acquired intangible assets, $41.8 million was assigned to a tradename and has been identified as an indefinite useful life intangible asset, which is not subject to amortization. The remaining $8.5 million of acquired intangible assets was assigned to customer lists and amortized over the useful life of 10 years.

The acquisition of Rafaella resulted in $13.8 million of goodwill, which is deductible for tax purposes. Goodwill primarily consists of expected synergies resulting from the acquisition such as the potential for product extensions within women’s apparel.

Pro forma financial information

The unaudited pro forma financial information presented below, gives effect to the Rafaella acquisition, as if it occurred as of the beginning of fiscal 2010. This pro forma information is based upon the historical financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. This pro forma information does not purport to represent what the actual results of our operations would have been had the Rafaella acquisition occurred as of the beginning of fiscal 2010, nor does it purport to predict the results of operations of future periods. For fiscal 2013 and fiscal 2012, the post-acquisition results of the Rafaella acquisition are reflected in the Company’s results of operations for the years ended February 2, 2013 and January 28, 2012. Pro forma fiscal 2011 results and per share data for Rafaella were derived from Rafaella’s previously reported results for the year ended December 31, 2010 and are included in the pro forma fiscal 2011 results below:

January 29, 2011
(unaudited)
(in thousands, except per share data)

Total revenues	$910,415
Net income attributable to Perry Ellis International, Inc.	$30,801
Net income attributable to Perry Ellis International, Inc. per share:
Basic	$2.04
Diluted	$1.91

Weighted average number of shares outstanding(1)
Basic	15,110
Diluted	16,149

(1)	Weighted average number of shares outstanding for the year ended January 29, 2011, was adjusted to include the weighted average of 2.0 million shares of common stock issued on March 8, 2011.

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

4.	Accounts Receivable

Accounts receivable consisted of the following as of:

	February 2, 2013	January 28, 2012
	(in thousands)
Trade accounts	$192,268	$168,051
Royalties	3,912	4,768
Other receivables	4,147	496

Total	200,327	173,315
Less: Allowances	(25,843)	(27,752)

Total	$174,484	$145,563

The Company reports accounts receivable at amounts it expects to be collected, less allowances for trade discounts, co-op advertising, allowances it provides to its retail customers to effectively flow goods through the retail channels, an allowance for potential non-collection due to the financial position of its customers and credit card accounts, and an allowance for estimated sales returns. Management reviews these allowances and considers the aging of account balances, historical experience, changes in customer creditworthiness, current economic and product trends, customer payment activity and other relevant factors. A small portion of our accounts receivable are insured for collections. Should any of these factors change, the estimates made by management may also change, which could affect the level of future provisions.

5.	Inventories

Inventories consisted of the following as of:

	February 2, 2013	January 28, 2012
	(in thousands)
Finished goods	$181,668	$195,473
Raw materials and in process	1,459	2,791

Total	$183,127	$198,264

The Company’s inventories are valued at the lower of cost (weighted moving average cost) or market. The Company evaluates all of its inventory stock keeping units (SKUs) to determine excess or slow moving SKUs based on orders on hand and projections of future demand and market conditions. For those units in inventory that are identified as excess or slow moving, the Company estimates their market value based on current sales trends. If the projected net sales value is less than cost, on an individual SKU basis, the Company writes down inventory to reflect the lower value. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold.

6.	Property and Equipment

Property and equipment consisted of the following as of:

	February 2, 2013	January 28, 2012

	(in thousands)
Furniture, fixtures and equipment	$90,365	$91,638
Buildings and building improvements	19,550	19,525
Vehicles	923	902
Leasehold improvements	30,621	30,577
Land	9,426	9,210

Total	150,885	151,852
Less: accumulated depreciation and amortization	(100,136)	(95,356)

Total	$50,749	$56,496

The above table of property and equipment includes assets held under capital leases as of:

	February 2, 2013	January 28, 2012
	(in thousands)
Furniture, fixtures and equipment	$938	$1,093
Less: accumulated depreciation and amortization	(230)	(921)

Total	$708	$172

Depreciation and amortization expense relating to property and equipment amounted to $13.0 million, $12.5 million and $12.0 million for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively. These amounts include amortization expense for leased property under capital leases.

7.	Other Intangible Assets

Trademarks

Trademarks, included in other intangible assets, net, are considered indefinite-lived assets and totaled $240.2 million at February 2, 2013 and $235.2 million at January 28, 2012.

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

Based on the annual trademark impairment analysis performed during the fiscal years ended February 2, 2013 and January 29, 2011, the Company determined that the estimated fair value of the trademarks exceeded their carrying value. During the fiscal year ended January 28, 2012, as a result of the annual trademark impairment analysis performed, the Company determined that the carrying value of certain trademarks exceeded their estimated fair value. Accordingly, the Company recorded non-cash, pre-tax charges of $4.6 million, respectively, to reduce the value of these trademarks, which are assigned to the Licensing segment, to their estimated fair values. The impairments resulted from a decline in the future anticipated cash flows from these trademarks, which was due, in part, to the economic challenges and market conditions in the apparel industry at such time. Impairment charges are included in impairment on long-lived assets in the accompanying consolidated statements of income.

Goodwill

Goodwill represents the excess of the purchase price over the value assigned to tangible and identifiable intangible assets of businesses acquired and accounted for under the acquisition method. The Company reviews goodwill at least annually for possible impairment during the fourth quarter of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability and cash flows. The goodwill impairment test is a two-step process that requires the Company to make decisions in determining appropriate assumptions to use in the calculation. Assumptions critical to the fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of each reporting unit; (ii) projected revenue and expense growth rates; and (iii) projected long-term growth rates used in the derivation of terminal year values. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the actual carrying values, which include the allocated goodwill. If the estimated fair value is less than the actual carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of each reporting unit’s implied fair value of goodwill requires the Company to allocate the estimated fair value of the reporting unit to its assets and liabilities. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying amount.

Based on the annual goodwill impairment analysis performed, the Company determined that the estimated fair value of goodwill exceeded its carrying value. The carrying value of goodwill existing in the Company’s women’s sportswear segment was approximately $13.8 million as of February 2, 2013 and January 28, 2012.

Other

Other intangible assets represent customer lists as of:

	February 2, 2013	January 28, 2012
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(1,927)	(972)

Total	$6,523	$7,478

For the years ended February 2, 2013 and January 28, 2012, amortization expense relating to customer lists amounted to approximately $1.0 million, respectively. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the estimated amortization expense for future periods based on recorded amounts as of February 2, 2013, will be approximately $0.9 million a year from fiscal 2014 through fiscal 2018.

8.	Investment in Joint Venture

On April 20, 2012, the Company formed a joint venture, Manhattan China Limited, with China Outfitters Holdings Limited (“COHL”). Under the joint venture agreement, Manhattan China Limited has 10,000,000 initial authorized shares of capital (“joint venture shares”). COHL holds 7,500,000 joint venture shares, a 75% ownership interest in the joint venture, and the Company holds 2,500,000 joint venture shares, a 25% ownership interest in Manhattan China Limited, which is accounted for under the equity method. The Company has a put option to sell its 2,500,000 joint venture shares to COHL in exchange for cash or COHL shares at any time before April 20, 2020. As of February 2, 2013, the Company’s investment in unconsolidated joint venture, which is classified as an other long-term asset in the accompanying consolidated balance sheets, was approximately $0.4 million. The Company did not have equity income (loss) for fiscal 2013, as the joint venture had not commenced operations.

9.	Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following as of:

	February 2, 2013	January 28, 2012
	(in thousands)
Salaries and commissions	$6,055	$5,789
Royalties	3,546	2,925
Deposit on sale of intangible asset	2,625	—
Unearned advertising reimbursement	2,113	1,956
Insurance and rent	2,412	2,149
State sales and other taxes	2,016	2,131
Professional fees	873	987
Current portion - real estate mortgages	802	664
Other	8,153	6,541

Total	$28,595	$23,142

See footnote 28 to the consolidated financial statements for further information regarding the deposit on sale of intangible asset.

10.	Derivative Financial Instruments

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

Derivatives on senior subordinated notes payable

In August 2009, the Company entered into an interest rate swap agreement (the “Swap Agreement”) for an aggregate notional amount of $75 million in order to reduce the debt servicing costs associated with its $150 million 8 7/8% senior subordinated notes. The Swap Agreement was scheduled to terminate on September 15, 2013. Under the Swap Agreement, the Company was entitled to receive semi-annual interest payments on September 15 and March 15 at a fixed rate of 8 7/8% and was obligated to make semi-annual interest payments on September 15 and March 15 at a floating rate based on the one-month LIBOR rate plus 632 basis points for the period through September 15, 2013. The Swap Agreement had an optional call provision that allowed the counterparty to settle the Swap Agreement at any time with 30 days notice and subject to declining termination premium payments from the counterparty in the event the call was exercised. The Swap Agreement was a fair value hedge as it had been designated against the 8 7/8% senior subordinated notes payable carrying a fixed rate of interest and converted the fixed interest payments to variable interest payments.

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

The location and amount of gains (losses) on derivative instruments and related hedged items reported in the consolidated statements of income are as follows:

Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income	February 2, 2013	January 28, 2012	January 29, 2011

		(in thousands)
Derivative: Swap Agreement	Interest expense	$—	$—	$1,572
Hedged item: Fixed rate debt	Interest expense	—	—	(319)

Total(1)		$—	$—	$1,253

(1)	Includes $392,000 for the year ended January 29, 2011, related to the ineffectiveness of the hedging relationship.

In August 2009, the Company entered into an interest rate cap agreement (the “$75 million Cap Agreement”) for an aggregate notional amount of $75 million associated with the 8 7/ 8% senior subordinated notes. The $75 million Cap Agreement became effective on December 15, 2010 and was scheduled to terminate on September 15, 2013. The $75 million Cap Agreement was being used to manage cash flow risk associated with the Company’s floating interest rate exposure pursuant to the Swap Agreement. The $75 million Cap Agreement did not qualify for hedge accounting treatment. In connection with the redemption of the 8 7/8% Senior Subordinated Notes due 2013, the Company elected to terminate the $75 million Cap Agreement. The Company made a $1.6 million termination payment during March 2011.

The location and amount of (losses) on derivative instruments not designated as hedging instruments reported in the consolidated statements of income are as follows:

Derivatives Not Designed As Hedging Instruments	Location of (Loss) Recognized in Income	February 2, 2013	January 28, 2012	January 29, 2011

			(in thousands)
Derivative: $75 Million Cap Agreement	Interest expense	$—	$(103)	$(1,397)

Total		$—	$(103)	$(1,397)

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

Certain Covenants. The indenture governing the senior subordinated notes contains certain covenants which restrict the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness in certain circumstances, pay dividends or make other distributions on, redeem or repurchase capital stock, make investments or other restricted payments, create liens on assets to secure debt, engage in transactions with affiliates, and effect a consolidation or merger. The Company is not aware of any non-compliance with any of its covenants in this indenture. The Company could be materially harmed if it violated any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which the Company may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, the letter of credit facilities and the real estate mortgages resulting in all of the Company’s debt obligations becoming immediately due and payable, which it may not be able to satisfy.

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

During June 2010, the Company retired $25.0 million of its senior subordinated notes payable. In connection with this retirement, the Company paid an additional $453,000 in redemption premiums and commissions. Additionally, the Company wrote-off approximately $277,000 in unamortized discount and bond fees associated with the retired portion of the senior subordinated notes payable.

On March 8, 2011, the senior subordinated notes due September 15, 2013 were called and subsequently retired by the issuance of the new notes more fully described herein. In connection with the call, the Company incurred an early call premium of $1.5 million. The Company also wrote-off the remaining unamortized discount, premium associated with the terminated swap and bond fees associated with the senior subordinated notes payable in the net amount of $180,000.

12.	Senior Credit Facility

On December 2, 2011, the Company amended and restated its existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $125 million, subject to increases from time to time in increments of $25 million up to a maximum of $200 million. The Credit Facility has a five-year term that expires December 2, 2016. At February 2, 2013, the Company had no outstanding borrowings. At January 28, 2012, the Company had outstanding borrowings of $21.7 million under the Credit Facility.

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

Borrowing Base. Borrowings under the Credit Facility are limited to a borrowing base calculation, which generally restricts the outstanding balance to the sum of (a) 87.5% of eligible receivables plus (b) 87.5% of eligible foreign accounts up to $1.5 million plus (c) the lesser of (i) the inventory loan limit, which equals 80% of the maximum credit under the Credit Facility at the time, (ii) a maximum of 70.0% of eligible finished goods inventory, or 90.0% of the net recovery percentage (as defined in the Credit Facility) of eligible inventory.

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

As of February 2, 2013, the Company maintained two U.S. dollar letter of credit facilities totaling $55.0 million and one letter of credit facility totaling $0.3 million utilized by its United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on the Company’s assets.

During the third quarter of fiscal 2012, the Company increased one of its two U.S. dollar letters of credit from $10.0 million to $15.0 million under existing terms and reduced the letter of credit facility utilized by the Company’s United Kingdom subsidiary from $1.0 million to $300,000. As of February 2, 2013 and January 28, 2012, there was $43.5 million and $50.8 million, respectively, available under the existing letter of credit facilities.

Amounts under letter of credit facilities consist of the following as of:

	February 2, 2013	January 28, 2012
	(in thousands)
Total letter of credit facilities	$55,316	$55,314
Outstanding letters of credit	(11,768)	(4,555)

Total credit available	$43,548	$50,759

Additionally, the Company assumed certain letters of credit in the amount of $9.4 million in connection with the acquisition of certain net assets from Rafaella Apparel Group, Inc. These letters of credit were fully collateralized by restricted cash in the amount of $9.4 million and were fully utilized during fiscal 2012, and as such, there was no longer a restricted cash balance related to these letters of credit as of February 2, 2013 and January 28, 2012.

14.	Real Estate Mortgages

In July 2010, the Company paid off its then existing real estate mortgage loan and refinanced its main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. Principal and interest of $83,000 were due monthly based on a 25-year amortization with the outstanding principal due at maturity. Interest was fixed at 5.80%. In October 2011, the Company amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 5.00% per annum and the terms were restated to reflect new monthly payments of principal and interest of $77,000 based on a 25-year amortization with the outstanding principal due at maturity. In September 2012, the Company again amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 4.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of $71,000, based on a 25-year amortization with the outstanding principal due at maturity. At February 2, 2013, the balance of the real estate mortgage loan totaled $12.0 million, net of discount, of which $332,000 is due within one year.

In June 2006, the Company entered into a mortgage loan for $15 million secured by the Company’s Tampa facility. The loan is due on June 7, 2016. In June 2010, the Company negotiated with the bank to accelerate the rate reset that was scheduled to occur in June 2011, and the interest rate was reduced to 5.75% per annum, among other changes to the loan. In October 2011, the Company amended the mortgage loan agreement to modify the interest rate again. The interest rate was reduced to 4.95% per annum and the terms were restated to reflect new quarterly payments of principal and interest of approximately $268,000, based on a 20-year amortization with the outstanding principal due at maturity. In July 2012, the Company again amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 4.00% per annum and the terms were restated to reflect new quarterly payments of principal and interest of approximately $248,000, based on a 20-year amortization with the outstanding principal due at maturity. At February 2, 2013, the balance of the real estate mortgage loan totaled $13.0 million, net of discount, of which approximately $470,000 is due within one year.

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

The contractual maturities of the real estate mortgages are as follows:

Fiscal year ending:

Amount
(in thousands)
2014	$802
2015	807
2016	870
2017	11,950
2018	393
Thereafter	10,551

25,373
Less discount	(369)

Total	$25,004

15.	Retirement Plan

The Company has a 401(k) Plan (the “Plan”) which includes a discretionary Company match that has ranged from 0% to 50% of the first 6% contributed to the Plan by eligible employees. Eligible employees may participate in the Plan upon the attainment of age 21, and completion of three continuous months of service. Participants may elect to contribute up to 60% of their compensation, subject to maximum statutory limits. The Company’s discretionary contributions to the Plan were approximately $759,000, $766,000 and $87,000 for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively.

16.	Benefit Plans

The Company sponsors two qualified pension plans as a result of the Perry Ellis Menswear acquisition that occurred in June 2003.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the plan years beginning January 31, 2011 and ended February 2, 2013, and a statement of the funded status as of February 2, 2013. The plans were frozen and merged as of December 31, 2003.

For the fiscal year ended:	February 2, 2013	January 28, 2012

	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of plan year	$44,860	$40,332
Service cost	250	250
Interest cost	1,733	2,036
Actuarial loss	1,014	5,251
Lump sums plus annuities paid	(2,964)	(3,009)

Benefit obligation at end of plan year	$44,893	$44,860

Change in plan assets
Fair value of plan assets at beginning of plan year	$27,534	$27,212
Actual return on plan assets	2,436	197
Company contributions	3,201	3,134
Lump sums plus annuities paid	(2,964)	(3,009)

Fair value of plan assets at end of plan year	$30,207	$27,534

Unfunded status at end of plan year	$14,686	$17,326

The net unfunded amount is classified as a long-term liability in the caption deferred pension obligation on the consolidated balance sheet. At February 2, 2013, the deferred loss included in accumulated other comprehensive loss was $11.8 million before tax and $7.2 million on an after-tax basis. At January 28, 2012, the deferred loss included in accumulated other comprehensive loss was $11.7 million before tax and $7.1 million on an after-tax basis. At January 29, 2011, the deferred loss included in accumulated other comprehensive loss was $4.2 million before tax and $2.5 million on an after-tax basis.

The following table provides the components of net benefit cost for the plans for the fiscal year ended:

	February 2, 2013	January 28, 2012	January 29, 2011

	(in thousands)
Service cost	$250	$250	$250
Interest cost	1,733	2,036	2,132
Expected return on plan assets	(2,033)	(2,285)	(1,982)
Amortization of unrecognized net loss	524	15	48

Net periodic benefit cost	$474	$16	$448

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table for the plan years ended:

	February 2, 2013	January 28, 2012

Discount rate	3.75%	4.00%
Rate of compensation increase	N/A	N/A

The assumptions used in the measurement of the net periodic benefit cost are as follows:

	February 2, 2013	January 28, 2012

Discount rate	4.00%	5.25%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	N/A	N/A

The pension plan weighted-average asset allocations at February 2, 2013 and January 28, 2012 by asset category are as follows:

	February 2, 2013	January 28, 2012

Asset category:
Equity securities	56.80%	56.80%
Debt securities	22.70%	28.20%
Cash	20.50%	15.00%

Total	100.00%	100.00%

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

The fair value of plan assets by asset category is as follows:

	Fair Value Measurements At February 2, 2013
	Level 1	Level 2	Level 3
	(in thousands)
Asset category:
Equity securities	$17,158	$—	$—
Debt securities	6,857	—	—
Cash	6,192	—	—

Total	$30,207	$—	$—

	At January 28, 2012
	Level 1	Level 2	Level 3
	(in thousands)
Asset category:
Equity securities	$15,639	$—	$—
Debt securities	7,765	—	—
Cash	4,130	—	—

Total	$27,534	$—	$—

The expected future benefit payments are as follows for fiscal years ended:

Expected Future Benefits Payments	(in thousands)
2014	$3,171
2015	3,124
2016	3,064
2017	3,007
2018	2,984
Next 5 years	14,489

The Company’s contributions for fiscal 2014 are expected to be approximately $2.9 million. The Company will review the funding status during fiscal 2014 and the incremental funding provisions may change in future periods.

17.	Unearned Revenues and Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of:

	February 2, 2013	January 28, 2012

	(in thousands)
Deferred rent long-term	$6,763	$3,711
Deferred gain long-term	2,792	3,750
Unearned revenue	2,188	2,938
Deferred advertising	2,188	2,938
Other	897	2,088

Total	$14,828	$15,425

In connection with an agreement entered into on January 25, 2007, with Falic Fashion Group, LLC, (“Falic”) the Company recorded an accounting gain from the sale of certain assets in the amount of approximately $9.6 million. The gain is being deferred over the term of the license agreement with Falic that was entered into simultaneously with the sale of the assets, as an adjustment to the effective royalty rate. As such, approximately $1.0 million and $1.0 million are recorded in unearned revenues and approximately $2.8 million and $3.8 million are recorded in unearned revenues and other long-term liabilities in the accompanying consolidated balance sheet as of February 2, 2013 and January 28, 2012, respectively.

18.	Income Taxes

For financial reporting purposes, income before noncontrolling interest and income tax provision includes the following components:

	February 2, 2013	January 28, 2012	January 29, 2011

	(in thousands)
Domestic	$11,084	$25,128	$22,629
Foreign	10,425	12,848	13,276

Total	$21,509	$37,976	$35,905

The income tax provision (benefit) consists of the following components for each of the years ended:

	February 2, 2013	January 28, 2012	January 29, 2011

	(in thousands)
Current income taxes:
Federal	$2,244	$3,214	$1,994
State	(270)	729	780
Foreign	2,083	2,162	1,430

Total current income taxes	4,057	6,105	4,204

Deferred income taxes:
Federal	2,344	5,741	6,708
State	307	613	481

Total deferred income taxes	2,651	6,354	7,189

Total	$6,708	$12,459	$11,393

The Company’s effective income tax rate was as follows for each of the years ended:

	February 2, 2013	January 28, 2012	January 29, 2011

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase resulting from State income taxes, net of federal income tax benefit	1.5%	3.4%	3.2%
Foreign tax rate differential	(12.0%)	(7.0%)	(9.1%)
Change in reserves	(2.1%)	0.7%	0.2%
Change in valuation allowance	3.6%	0.0%	(0.7%)
Non-deductible items	2.4%	1.5%	2.3%
Other	2.8%	(0.8%)	0.8%

Total	31.2%	32.8%	31.7%

Deferred income taxes are provided for the temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of temporary differences are as follows, as of the years ended:

	February 2, 2013	January 28, 2012
	(in thousands)
Deferred tax assets:
Inventory	$6,408	$5,995
Accounts receivable	2,262	2,116
Accrued expenses	3,718	3,261
Advance payments	1,536	2,391
Net operating losses	14,122	14,956
Deferred pension obligation	5,898	6,807
Stock compensation	3,574	2,718
Other	7,232	3,171

	44,750	41,415

Deferred tax liabilities:
Intangible assets	(44,989)	(39,957)
Prepaid expenses	(1,678)	(1,390)

	(46,667)	(41,347)

Valuation allowance	(5,317)	(4,591)

Net deferred tax liability	$(7,234)	$(4,523)

At the end of fiscal 2012, the Company had a gross deferred tax asset relating to foreign tax credit carryforwards in the amount of $0.3 million. These credits originated in fiscal year 2004. Management believes it is more likely than not that the deferred tax asset associated with these foreign tax credits will not be realized during the carryforward period which expires in fiscal 2014. As such, the Company maintains a valuation allowance in the amount of $0.3 million against the foreign tax credit amounts it does not expect to realize. These amounts remained unchanged as of February 2, 2013.

During fiscal 2009, the Company initially recorded a $1.0 million deferred tax asset with realized and unrealized losses associated with marketable securities. Management believes it is more likely than not that the related deferred tax asset associated with these losses will not be realized due to tax limitations imposed on the utilization of capital losses. As such, the Company has established a valuation allowance against the asset not expected to be realized in the amount of $1.0 million for fiscal years 2012 and 2013.

During fiscal years 2013 and 2012, the Company realized tax-effected losses of $0.6 million and $0.3 million, respectively, associated with the operations of its U.K. subsidiary. For U.K. tax purposes, the operating loss has an indefinite carryforward period. Based upon operating results from the three most recent fiscal years, including fiscal 2013, management of the Company has determined that its U.K. subsidiary represents a cumulative loss company. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary. The balance of the valuation allowance associated with the U.K. operating loss carryforward for fiscal 2013 and 2012 was $2.3 million and $1.8 million, respectively. During fiscal 2013, the net increase in valuation allowance included two distinct components, which included (1) an adjustment to true-up the operating loss valuation allowance and deferred tax asset to the most recently filed U.K. tax return and (2) the current year U.K. loss deferred tax asset subject to a valuation allowance. There is no tax expense from this adjustment as the asset and valuation allowance changes offset each other.

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

The following table reflects the expiration of the remaining federal net operating losses:

Fiscal Year	(in thousands)
2014	$—
2015 - 2020	10,341
2021 - 2024	16,881
Thereafter	—

$27,222

In addition to the Company’s U.S. federal net operating loss, the Company has reflected in its income tax provision deferred tax assets associated with net operating losses generated in various U.S. state jurisdictions. However, with respect to jurisdictions where the Company either has limited operations or statutory limitations on the use of acquired net operating losses, the ability to utilize such losses is restricted. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary, as a portion of the assets are not expected to be fully realized. The balance of the valuation allowance associated with U.S. state net operating losses for fiscal 2013 and 2012 was $1.6 million and $1.4 million, respectively. During fiscal 2013 and 2012 the valuation allowance increased by $0.2 million and decreased by $0.3 million, respectively.

Deferred taxes have not been recognized on approximately $68.0 million of unremitted earnings of certain foreign subsidiaries of the Company based on the “indefinite reversal” criteria. No provision is made for income tax that would be payable upon the distribution of earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability because of the complexity of the hypothetical calculation.

The federal and state income tax provisions do not reflect the tax savings resulting from deductions associated with the Company’s stock option plans. These savings were $1.5 million, $1.3 million, and $2.3 million for fiscal 2013, 2012 and 2011, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2010 through 2013 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2005 through 2013, depending on each state’s particular statute of limitation. During the fiscal year ended February 2, 2013, the Company finalized discussions with the State of New Jersey regarding the settlement of income tax liabilities pertaining to the 2004 through 2007 tax years filed as part of a voluntary disclosure agreement as well as the New Jersey returns filed for tax years 2008-2011. The settlement of the voluntary disclosure agreement resulted in a benefit to the financial statements of $0.5 million. Furthermore, various state and local income tax returns are also under examination by taxing authorities. There are currently no U.S. federal income tax returns under examination.

As of January 28, 2012, the Company had a $1.4 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.4 million. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. As of February 2, 2013, the Company had a $0.6 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.1 million. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

A reconciliation of the beginning balance of the Company’s unrecognized tax benefits and the ending amount of the unrecognized tax benefits are as follows as of:

	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Balance at beginning of period	$1,445	$1,182	$1,118
Additions based on tax positions related to the current year	159	133	70
Deductions based on tax positions related to the current year	(60)	—	—
Additions for tax positions of prior years	23	378	70
Reductions for tax positions of prior years	(504)	(5)	—
Reductions due to lapses of statutes of limitations	(71)	(243)	(76)
Settlements	(344)	—	—

Balance at end of period	$648	$1,445	$1,182

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. During the fiscal years 2013, 2012 and 2011, the Company recognized approximately ($0.3) million, $0.1 million and $0.1 million in interest and penalties, respectively. The Company had approximately $0.1 million and $0.4 million for the payment of interest and penalties accrued at February 2, 2013 and January 28, 2012, respectively.

The statute of limitations related to the Company’s 2010 U.S. federal tax year will expire within the next twelve months. The lapse in the statute of limitations would be expected to decrease tax expense within the next twelve months. The expiration of the statute of limitations related to the Company’s 2010 U.S. federal and state tax year could result in a tax benefit of up to approximately $51,000.

19.	Fair Value Measurements

Accounts receivable, accounts payable, accrued interest payable and accrued expenses. The carrying amounts reported in the balance sheets approximate fair value due to the short-term nature of these instruments.

Real estate mortgages. (classified within Level 2 of the valuation hierarchy)—The carrying amounts of the real estate mortgages were approximately $25.0 million and $25.8 million at February 2, 2013 and January 28, 2012, respectively. The carrying values of the real estate mortgages at February 2, 2013 and January 28, 2012, approximate their fair values since they were recently entered into and thus the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 1 of the valuation hierarchy)—The carrying amounts of the senior subordinated notes payable were approximately $150.0 million at February 2, 2013 and January 28, 2012. As of February 2, 2013, the fair value of the 7 7/8% senior subordinated notes payable was approximately $160.5 million and $154.3 million as of February 2, 2013 and January 28, 2012, respectively, based on quoted market prices.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

Interest rate cap. The interest rate cap agreement was terminated during March 2011, therefore no fair value measurements are reported as of February 2, 2013 and January 28, 2012.

20.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was comprised of the following at:

	February 2, 2013	January 28, 2012
	(in thousands)
Foreign currency translation, net	$(884)	$(1,055)
Unrealized loss on pension liability, net of tax	(7,176)	(7,123)

	$(8,060)	$(8,178)

21.	Related Party Transactions

The Company leases under certain lease arrangements approximately 66,000 square feet comprised of approximately 16,000 square feet for administrative offices and approximately 50,000 square feet for warehouse distribution. These facilities are in close proximity to the corporate office of the Company, and are owned by the Chairman of the Board of Directors and Chief Executive Officer (“Chairman”). Rent expense, including insurance and taxes, for these leases amounted to approximately $587,000 or $8.90 per square foot, $609,000, or $9.23 per square foot and $593,000, or $8.98 per square foot for the years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively. At inception of the leases, the Company’s Audit Committee reviewed the terms of the two ten year leases to ensure that they were reasonable and at, or below, market. This review included information from third party sources.

During the years ended February 2, 2013, January 28, 2012 and January 29, 2011, the Company was a party to aircraft charter agreements with third parties, who chartered the aircraft from an entity controlled by the Chairman and the President and Chief Operating Officer (the “President”). There is no minimum usage requirement, and the charter agreement can be terminated with 60 days notice. The Company paid, under these agreements, to these third parties $1.5 million, $2.1 million and $1.3 million for the years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively. On an annual basis, the Company’s Governance or Audit Committee reviews the terms of the current arrangement to ensure that it is at, or below, market. This review includes information from third party sources.

The Company is a party to licensing agreements with Isaco International, Inc. (“Isaco”), pursuant to which Isaco has been granted the exclusive license to use various Perry Ellis trademarks in the United States and Puerto Rico to market a line of men’s underwear, hosiery and loungewear. The principal shareholder of Isaco is the father-in-law of the Company’s President. Royalty income earned from the Isaco license agreements amounted to approximately $2.0 million, $2.1 million and $2.1 million for the years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively. The Company’s Governance or Audit Committee reviews renewals or extension of the licensing agreements, to ensure that they are consistent with the terms and conditions of other license agreements of the Company.

The Company is party to an agreement with Sprezzatura Insurance Group LLC. Joseph Hanono, the son of the Company’s Secretary-Treasurer, is a member of Sprezzatura Insurance Group. The Company paid under this agreement, to this third party $998,000, $888,000 and $478,000 in premiums for property and casualty insurance for the years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively. On an annual basis, the Company’s Governance or Audit Committee reviews the terms of the current arrangement to ensure that it is at or below market value.

22.	Equity

During December 2012, the Board of Directors authorized the payment of one-time cash dividends of $1.00 per common share, or $15.2 million, to be paid to its shareholders of record at the close of business on December 21, 2012. During the fourth quarter of fiscal 2013, the Company paid cash dividends in the amount of $15.0 million and recorded payables for non-vested restricted shares in the amounts of $107,000 and $113,000, which are included in accrued expenses and other liabilities and unearned revenues and other long-term liabilities, respectively, in the consolidated balance sheets. Payment of cash dividends is subject to certain covenants under the Company’s senior credit facility and the indenture governing the Company’s senior subordinated notes payable. See footnotes 11 and 12 to the consolidated financial statements for further information regarding the Company’s covenants. Any future decision regarding payment of cash dividends will depend on the Company’s earnings and financial position and such other factors as the Company’s Board of Directors deem relevant.

On March 2, 2011, the Company entered into underwriting agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as representatives of the underwriters that are parties thereto (the “Underwriting Agreements”) in connection with common stock and senior subordinated note offerings.

Pursuant to the Underwriting Agreement relating to the common stock offering, the Company agreed to sell, and the underwriters agreed to purchase, 2.0 million shares of the Company’s common stock at a price to the public of $28.00 per share resulting in net proceeds to the Company of $52.9 million, net of $3.1 million in underwriter discounts and stock issuance costs. The Company used the net proceeds from the common stock offering to repay a portion of the amounts outstanding under its senior credit facility.

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

During fiscal 2012, the Company repurchased shares of its common stock at a cost of $16.0 million. Additionally, the Company repurchased shares of its common stock during fiscal 2013 at a cost of $2.6 million, bringing total purchases under the plan to $36.0 million. As of February 2, 2013, there were no shares of treasury stock outstanding and as of January 28, 2012, there were 1,157,300 shares of treasury stock outstanding at a cost of approximately $16.0 million, respectively.

During January 2013 and September 2011, the Company retired 1,290,022 shares and 2,462,196 shares of treasury stock recorded at a cost of approximately $18.5 million and $17.4 million, respectively, on the Company’s consolidated balance sheets. Accordingly, during fiscal 2013, the Company reduced common stock and additional paid-in-capital by $13,000 and $18.5 million, respectively. During fiscal 2012, the Company reduced common stock and additional paid-in-capital by $25,000 and $17.4 million, respectively.

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

23.	Stock Options, SARS And Restricted Shares

Stock Options – In 1993, the Company adopted the 1993 Stock Option Plan (the “1993 Plan”), which was amended in 1998 and 1999 to increase the number of shares reserved for issuance thereunder. As amended, the 1993 Plan authorized the Company to grant stock options (“Option” or “Options”) to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2002, prior to the termination of the 1993 Plan in 2003, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). The 2002 Plan was amended in 2003 to increase the number of shares reserved for issuance thereunder, among other changes. As amended, the 2002 Plan allowed the Company to grant Options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2005, the Company adopted the 2005 Long-Term Incentive Compensation Plan (the “2005 Plan”, and collectively with the 1993 Plan and the 2002 Plan, the “Stock Option Plans”). The 2005 Plan allowed the Company to grant Options and other awards to purchase or receive up to an aggregate of 2,250,000 shares of the Company’s common stock, reduced by any awards outstanding under the 2002 Plan. On March 13, 2008, the Board of Directors unanimously adopted an amendment and restatement of the 2005 Plan that increased the number of shares available for grants by an additional 2,250,000 shares to an aggregate of 4,750,000 shares of common stock. The amendment was approved by the shareholders at the Company’s 2008 annual meeting. On March 17, 2011, the Board of Directors unanimously adopted, subject to shareholder approval at the annual meeting, the second amendment and restatement of the 2005 Plan which increased the number of shares available for grants by an additional 500,000 shares to an aggregate of 5,250,000 shares of common stock. All Stock Option Plans are designed to serve as an incentive for attracting and retaining qualified and competent employees, officers, directors, consultants, and independent contractors of the Company.

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

The following table lists information regarding shares under the 2002 Plan and 2005 Plan as of February 2, 2013:

	Shares Underlying Outstanding Grants	Unvested Restricted Shares	Shares Available for Grant

2002 Stock Option Plan	156,504	—	—
2005 Stock Option Plan	1,127,621	328,307	1,747,603

	1,284,125	328,307	1,747,603

During fiscal 2013, the Company granted SARS to purchase shares of common stock to certain key employees. The Company awarded an aggregate of 330,199 SARS with exercise prices ranging from $18.19 to $22.46, which generally vest over a three-year period and have a seven-year term. The total fair value of the SARS, based on the Black-Scholes Option Pricing Model, amounted to approximately $3.4 million, which is being recorded as compensation expense on a straight-line basis over the vesting period of each SAR.

During fiscal 2012, the Company granted SARS to purchase shares of common stock to certain key employees. The Company awarded an aggregate of 251,637 SARS with exercise prices ranging from $13.29 to $30.81, which generally vest over a three-year period and have a seven-year term. The total fair value of the SARS, based on the Black-Scholes Option Pricing Model, amounted to approximately $3.8 million, which was recorded as compensation expense on a straight-line basis over the vesting period of each SAR.

During fiscal 2011, the Company granted SARS to purchase shares of common stock to certain key employees. The Company awarded an aggregate of 258,879 SARS with exercise prices ranging from $24.34 to $30.00, which generally vest over a three-year period and have a seven-year term. The total fair value of the SARS, based on the Black-Scholes Option Pricing Model, amounted to approximately $3.5 million, which was recorded as compensation expense on a straight-line basis over the vesting period of each SAR.

In addition, during fiscal 2011, the Company awarded to a director 3,720 SARS with an exercise price of $25.60, which vest over a three-year period and have a seven-year term. The total fair value of the SARS, based on the Black-Scholes Option Pricing Model, amounted to approximately $50,000, which was recorded as compensation expense on a straight-line basis over the vesting period.

A summary of the stock option and SARS activity for grants issued under the 1993 Plan, 2002 Plan and 2005 Plan is as follows:

		Option and SARS Price Per Share
	Number of Shares	Low	High	Weighted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding January 31, 2010	1,910,466				$7.90	6.85	$16,128
Vested or expected to vest	1,910,466				$7.90	6.85	$16,128
Options and SARS Exercisable	749,160				$11.77	3.41	$3,484

Granted	262,599	$24.34	$30.00	$25.30
Exercised	(427,030)	$4.53	$17.27	$6.27
Cancelled	(28,709)	$4.89	$25.60	$16.33

Outstanding January 29, 2011	1,717,326				$10.81	5.62	$30,208
Vested or expected to vest	1,717,326				$10.81	5.62	$30,208
Options and SARS Exercisable	711,616				$11.79	2.68	$11,816

Granted	251,637	$13.29	$30.81	$26.67
Exercised	(530,109)	$4.53	$15.71	$9.00
Cancelled	(46,769)	$4.53	$30.07	$24.44

Outstanding January 28, 2012	1,392,085				$13.91	5.98	$7,650
Vested or expected to vest	1,392,085				$13.91	5.98	$7,650
Options and SARS Exercisable	634,202				$11.59	5.35	$3,723

Granted	330,199	$18.19	$22.46	$18.22
Exercised	(355,056)	$4.63	$17.27	$5.08
Cancelled	(83,103)	$13.29	$30.81	$23.24

Outstanding February 2, 2013	1,284,125				$16.86	4.46	$6,281
Vested or expected to vest	1,284,125				$16.86	4.46	$6,281
Options and SARS Exercisable	779,986				$13.99	4.58	$5,817

The aggregate intrinsic value for stock options and SARS in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of $19.36, $15.44 and $28.37 at February 2, 2013, January 28, 2012 and January 29, 2011, respectively. This amount represents the total pre-tax intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date. The total intrinsic value of stock options and SARS exercised in fiscal 2013, 2012 and 2011 was approximately $5.6 million, $3.8 million and $7.7 million, respectively. The total fair value of stock options and SARS vested in fiscal 2013, 2012 and 2011 was approximately $3.3 million, $2.3 million and $1.3 million, respectively.

Additional information regarding options and SARS outstanding and exercisable as of February 2, 2013, is as follows:

Options and SARS Outstanding				Options and SARS Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.00 - $ 6.00	359,886	6.13	$4.65	357,388	$4.65
$ 6.01 - $ 14.00	36,004	4.21	$13.34	21,754	$13.37
$ 14.01 - $ 21.00	452,805	3.02	$17.68	156,692	$16.66
$ 21.01 - $ 31.00	435,430	4.61	$26.40	244,152	$25.99

	1,284,125			779,986

Restricted Stock—Under the 2005 Plan, restricted stock awards are granted subject to restrictions on transferability, risk of forfeiture and other restrictions, if any, as the Committee may impose, or as otherwise provided in the 2005 Plan, covering a period of time specified by the Committee. The terms of any restricted stock awards granted under the 2005 Plan are set forth in a written Award Agreement, which contains provisions determined by the Committee and not inconsistent with the 2005 Plan. The restrictions may lapse separately or in combination at such times, under such circumstances (including based on achievement of performance goals and/or future service requirements), in such installments or otherwise, as the Committee may determine at the date of grant or thereafter. Except to the extent restricted under the terms of the 2005 Plan and any Award Agreement relating to a restricted stock award, a participant granted restricted stock shall have all of the rights of a shareholder, including the right to vote the restricted stock and the right to receive dividends thereon (subject to any mandatory reinvestment or other requirement imposed by the Committee). During the Restriction Period (as defined in the 2005 Plan), the restricted stock may not be sold, transferred, pledged, hypothecated, margined or otherwise encumbered by the participant.

During fiscal 2013, the Company granted performance based restricted stock to certain key employees pursuant to the Company’s Second Amended and Restated 2005 Long-Term Incentive Compensation Plan, and subject to certain conditions in the grant agreement. Such stock generally vests 100% in May 2015, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. A total of 83,817 shares of performance based restricted stock were issued at an estimated value of $1.5 million. Additionally, the Company granted an aggregate of 153,193 shares of restricted stock to certain key employees, with an estimated value of $2.7 million, which vests over a period of three years.

Also, during fiscal 2013, the Company awarded to five directors 16,305 shares of restricted stock, which vest over a three-year period at an estimated value of $0.3 million.

During fiscal 2012, the Company granted performance based restricted stock to certain key employees pursuant to the Company’s Second Amended and Restated 2005 Long-Term Incentive Compensation Plan, and subject to certain conditions in the grant agreement. Such stock generally vests 100% in April 2014, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. A total of 131,686 shares of performance based restricted stock were issued at an estimated value of $4.0 million. Additionally, the Company granted an aggregate of 53,750 shares of restricted stock to certain key employees, with an estimated value of $1.2 million, which vests over a period of three to four years.

Also, during fiscal 2012, the Company awarded to five directors 11,775 shares of restricted stock, which vest over a three-year period at an estimated value of $0.3 million.

During fiscal 2011, the Company granted performance based restricted stock to certain key employees pursuant to the Company’s Second Amended and Restated 2005 Long-Term Incentive Compensation Plan, as amended and subject to certain conditions in the grant agreement. Such stock generally vests 100% in April 2013, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. A total of 40,704 shares of performance based restricted stock were issued at an estimated value of $1.0 million. Additionally, the Company granted an aggregate of 38,034 shares of restricted stock to certain key employees, with an estimated value of $0.8 million, which vest over a three year period.

During fiscal 2011, the Company awarded to five directors 13,309 shares of restricted stock, which vest over a three-year period at an estimated value of $0.3 million.

The target criteria established for the performance based restricted shares granted in fiscal 2011 was exceeded, and as such, the Company granted an additional 16,535 restricted shares valued at $0.3 million in accordance with the agreement. The value of these shares was expensed during fiscal 2013.

During fiscal 2013, the Company reversed approximately $0.4 million of previously recognized compensation expense into earnings, since it was no longer probable that the previously established performance targets would be met on certain performance based restricted shares granted during fiscal 2012 and fiscal 2013 and those equity awards were no longer expected to vest. Additionally, in connection with these long-term incentive plans, the cash portion, which was also subject to performance based targets, was reversed in the amount of approximately $0.5 million of previously recognized compensation. Performance targets will not be met, and as such, no cash will be awarded in connection with these long-term incentive plans.

During fiscal 2012, the Company reversed approximately $4.4 million of previously recognized compensation expense into earnings, since it was no longer probable that the previously established performance targets would be met with respect to certain performance based restricted shares granted during fiscal 2009 and those equity awards were no longer expected to vest.

The values of the restricted stock expected to vest are being recorded as compensation expense on a straight-line basis over the vesting period of the restricted shares. The fair value of restricted stock grants is estimated on the date of grant and is generally equal to the closing stock price of the Company’s common stock on the date of grant.

The following table summarizes the restricted stock-based award activity:

	Restricted Shares	Weighted Average Grant Price	Weighted Average Remaining Vesting Period

Unvested as of January 31, 2010	860,038	$16.62	7.05

Granted	92,047
Vested	(22,392)
Forfeited	(3,684)

Unvested as of January 29, 2011	926,009	$18.22	5.92

Granted	197,211
Vested	(37,186)
Forfeited	(87,929)

Unvested as of January 28, 2012	998,105	$19.19	4.61

Granted	269,850
Vested	(37,754)
Forfeited	(901,894)

Unvested as of February 2, 2013	328,307	$18.26	3.54

As of February 2, 2013, the total unrecognized compensation cost related to unvested stock options outstanding under the Stock Option Plans is approximately $3.6 million. That cost is expected to be recognized over a weighted-average period of 2 years. As of February 2, 2013, the total unrecognized compensation cost related to unvested restricted stock was approximately $2.5 million, which is expected to be recognized over a weighted-average period of 2 years.

24.	Segment Information

Beginning in the fourth quarter of fiscal 2012 and as a result of the addition of Rafaella on January 28, 2011, the Company redefined its reportable segments to conform to the way the Company currently manages and monitors segment performance. The Company has four reportable segments: Men’s Sportswear and Swim, Women’s Sportswear, Direct-to-Consumer and Licensing. The Men’s Sportswear and Swim and Women’s Sportswear segments derive revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. The Direct-to-Consumer segment derives its revenues from the sale of the Company’s branded and licensed products through the Company’s retail stores and e-commerce platform. The Licensing segment derives its revenues from royalties associated from the use of the Company’s brand names, principally Perry Ellis, Jantzen, John Henry, Original Penguin, Gotcha, Farah, Savane, Pro Player, Manhattan and Munsingwear. Segment results of prior periods were recast to conform to the current presentation. See footnote 2 to the consolidated financial statements for disclosure of major customers.

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$708,202	$718,721	$677,481
Women’s Sportswear	149,084	164,298	26,119
Direct-to-Consumer	85,165	72,530	60,284
Licensing	27,102	25,043	26,404

Total revenues	$969,553	$980,592	$790,288

Depreciation and amortization
Men’s Sportswear and Swim	$8,573	$9,028	$9,779
Women’s Sportswear	1,902	1,412	222
Direct-to-Consumer	3,054	2,719	1,813
Licensing	367	514	397

Total depreciation and amortization	$13,896	$13,673	$12,211

Operating income (loss)
Men’s Sportswear and Swim	$24,366	$38,276	$36,089
Women’s Sportswear	(4,028)	5,848	(4,582)
Direct-to-Consumer	(6,640)	(5,273)	(4,188)
Licensing	22,647	16,534	22,519

Total operating income	$36,345	$55,385	$49,838
Total costs on early extinguishment of debt	—	1,306	730
Total interest expense	14,836	16,103	13,203

Total net income before income taxes	$21,509	$37,976	$35,905

Identifiable assets
Men’s Sportswear and Swim	$354,189	$339,085
Women’s Sportswear	67,937	70,706
Direct-to-Consumer	40,297	23,489
Licensing	234,224	251,342
Corporate	66,482	39,573

Total identifiable assets	$763,129	$724,195

Revenues from external customers and long-lived assets excluding deferred taxes related to continuing operations in the United States and foreign countries are as follows:

	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Revenues
United States	$887,420	$905,757	$721,998
International	82,133	74,835	68,290

Total revenues	$969,553	$980,592	$790,288

Long-lived assets at years ended,

	February 2, 2013	January 28, 2012
	(in thousands)
United States	$268,322	$268,784
International	42,902	44,140

Total long-lived assets	$311,224	$312,924

25.	Commitments and Contingencies

The Company has licensing agreements, as licensee, for the use of certain branded and designer labels. The license agreements expire on varying dates through December 2017. Total royalty payments under these license agreements amounted to approximately $10.6 million, $8.9 million and $10.4 million for the years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively, and were classified as cost of sales. Under certain licensing agreements, the Company has to pay certain guaranteed minimum payments. Future minimum payments under these contracts amount to $34.8 million.

The Company leases two warehouse facilities, one of which includes office space, in Miami, Florida totaling approximately 66,000 square feet from its Chairman, to handle specialty operations. The leases expire in July 2014. The aggregate annual base payment for these leases is approximately $524,000.

The Company leases several locations for offices, showrooms and retail stores primarily throughout the United States. Lease terms generally range from approximately 3 to 15 years, including anticipated renewal options. The leases generally provide for minimum annual rental payments and are subject to escalations based upon increases in the consumer price index, contractual base rent increases, real estate taxes and other costs. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying retail stores. Certain leases also provide for rent deferral during the initial term of such lease, landlord contributions, and/or scheduled minimum rent increases during the terms of the leases. These leases are classified as either capital leases or operating leases as appropriate. For financial reporting purposes, rent expense associated with operating leases is recorded on a straight-line basis over the life of the lease. These leases expire through 2028. Minimum aggregate annual commitments for the Company’s non-cancelable, unrelated operating lease commitments are as follows:

Year Ending	Amount
(in thousands)
2014	$18,496
2015	18,067
2016	17,454
2017	16,329
2018	14,156
Thereafter	95,289

Total	$179,791

Rent expense for these operating leases, including the related party rent payments discussed in footnote 21 to the consolidated financial statements, amounted to $19.7 million, $17.8 million, and $14.1 million for the years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively.

Capital lease obligations primarily relate to equipment as indicated in footnote 6 to the consolidated financial statements. The current portion of the capital lease obligation in the amount of $318,000 is included in accrued expenses and other liabilities, while the long-term portion of $378,000 is included in unearned revenues and other long-term liabilities. Minimum aggregate annual commitments for the Company’s capital lease obligations are as follows:

Year Ending	Amount
(in thousands)
2014	$318
2015	276
2016	102

Total	$696

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material effect on its business operations.

26.	Summarized Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Dollars in thousands, except per share data)
FISCAL YEAR ENDED FEBRUARY 2, 2013

Net Sales	$259,016	$203,090	$229,330	$251,015	$942,451
Royalty Income	6,507	6,347	6,918	7,330	27,102

Total Revenues	265,523	209,437	236,248	258,345	969,553
Gross Profit	87,740	69,325	75,795	84,341	317,201
Net income (loss)	9,676	(2,442)	3,180	4,387	14,801
Net income (loss) attributable to Perry Ellis International, Inc.	9,676	(2,442)	3,180	4,387	14,801
Net income (loss) attributable to Perry Ellis International, Inc. per share:
Basic	$0.66	($0.17)	$0.22	$0.30	$1.01
Diluted	$0.64	($0.17)	$0.21	$0.28	$0.97

FISCAL YEAR ENDED JANUARY 28, 2012

Net Sales	$282,775	$208,596	$242,116	$222,062	$955,549
Royalty Income	5,514	5,839	6,304	7,386	25,043

Total Revenues	288,289	214,435	248,240	229,448	980,592
Gross Profit	96,970	72,268	82,450	72,054	323,742
Net income	15,378	1,847	6,509	1,783	25,517
Net income attributable to Perry Ellis International, Inc.	15,378	1,847	6,509	1,783	25,517
Net income attributable to Perry Ellis International, Inc. per share:
Basic	$1.07	$0.12	$0.42	$0.12	$1.71
Diluted	$0.99	$0.11	$0.40	$0.12	$1.60

FISCAL YEAR ENDED JANUARY 29, 2011

Net Sales	$214,242	$155,622	$194,856	$199,164	$763,884
Royalty Income	6,107	6,132	6,421	7,744	26,404

Total Revenues	220,349	161,754	201,277	206,908	790,288
Gross Profit	78,744	58,153	71,587	73,975	282,459
Net income (loss)	11,376	(1,888)	7,313	7,711	24,512
Net income (loss) attributable to Perry Ellis International, Inc.	11,199	(1,973)	7,175	7,711	24,112
Net income (loss) attributable to Perry Ellis International, Inc. per share:
Basic	$0.87	($0.15)	$0.54	$0.58	$1.84
Diluted	$0.81	($0.15)	$0.51	$0.54	$1.70

See footnotes 2, 7 and 23 to the consolidated financial statements for further information regarding the impairments on long-lived assets and tradenames that occurred during the fourth quarter ended February 2, 2013 and January 28, 2012, as well as the reversal of previously recognized stock compensation expense that occurred during the fourth quarter ended January 28, 2012.

27.	Condensed Consolidating Financial Statements

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. The following are consolidating condensed financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of February 2, 2013 and January 28, 2012 and for each of the years ended February 2, 2013, January 28, 2012 and January 29, 2011. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF FEBRUARY 2, 2013

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$14,826	$40,131	$—	$54,957
Accounts receivable, net	—	148,605	25,879	—	174,484
Intercompany receivable	180,030	—	—	(180,030)	—
Inventories	—	156,336	26,791	—	183,127
Deferred income taxes	—	11,474	134	—	11,608
Prepaid income taxes	—	8,236	571	(1,546)	7,261
Other current assets	—	9,681	1,986	—	11,667

Total current assets	180,030	349,158	95,492	(181,576)	443,104

Property and equipment, net	—	46,064	4,685	—	50,749
Other intangible assets, net	—	208,251	38,430	—	246,681
Goodwill	—	13,794	—	—	13,794
Investment in subsidiaries	342,705	—	—	(342,705)	—
Other assets	6,096	2,097	608	—	8,801

TOTAL	$528,831	$619,364	$139,215	$(524,281)	$763,129

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$—	117,541	$14,487	$—	$132,028
Accrued expenses and other liabilities	3,530	21,363	7,232	(3,530)	28,595
Accrued interest payable	4,061	—	—	—	4,061
Unearned revenues	—	2,627	2,020	—	4,647
Intercompany payable	—	128,725	52,801	(181,526)	—

Total current liabilities	7,591	270,256	76,540	(185,056)	169,331

Senior subordinated notes payable, net	150,000	—	—	—	150,000
Real estate mortgages	—	24,202	—	—	24,202
Deferred pension obligation	—	14,580	106	—	14,686
Unearned revenues and other long-term liabilities	—	9,506	5,322	—	14,828
Deferred income taxes	—	16,858	—	1,984	18,842

Total long-term liabilities	150,000	65,146	5,428	1,984	222,558

Total liabilities	157,591	335,402	81,968	(183,072)	391,889

Total equity	371,240	283,962	57,247	(341,209)	371,240

TOTAL	$528,831	$619,364	$139,215	$(524,281)	$763,129

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JANUARY 28, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$294	$23,822	$—	$24,116
Accounts receivable, net	—	124,016	21,547	—	145,563
Intercompany receivable	191,614	—	—	(191,614)	—
Inventories	—	169,800	28,464	—	198,264
Deferred income taxes	—	11,873	—	—	11,873
Prepaid income taxes	—	6,710	4,716	(3,179)	8,247
Other current assets	—	12,486	1,127	—	13,613

Total current assets	191,614	325,179	79,676	(194,793)	401,676

Property and equipment, net	—	51,745	4,751	—	56,496
Other intangible assets, net	—	216,702	25,932	—	242,634
Goodwill	—	—	13,794	—	13,794
Investment in subsidiaries	327,904	—	—	(327,904)	—
Other assets	6,333	3,182	80	—	9,595

TOTAL	$525,851	$596,808	$124,233	$(522,697)	$724,195

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$—	71,034	$9,219	$—	$80,253
Accrued expenses and other liabilities	5,418	18,043	5,099	(5,418)	23,142
Accrued interest payable	3,938	248	—	—	4,186
Unearned revenues	—	2,387	1,792	—	4,179
Intercompany payable	—	139,786	53,495	(193,281)	—

Total current liabilities	9,356	231,498	69,605	(198,699)	111,760

Senior subordinated notes payable, net	150,000	—	—	—	150,000
Senior credit facility	—	21,679	—	—	21,679
Real estate mortgages	—	25,114	—	—	25,114
Deferred pension obligation	—	17,228	98	—	17,326
Unearned revenues and other long-term liabilities	—	9,763	5,662	—	15,425
Deferred income taxes	—	14,157	—	2,239	16,396

Total long-term liabilities	150,000	87,941	5,760	2,239	245,940

Total liabilities	159,356	319,439	75,365	(196,460)	357,700

Total equity	366,495	277,369	48,868	(326,237)	366,495

TOTAL	$525,851	$596,808	$124,233	$(522,697)	$724,195

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED FEBRUARY 2, 2013

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$818,627	$123,824	$—	$942,451
Royalty income	—	15,048	12,054	—	27,102

Total revenues	—	833,675	135,878	—	969,553
Cost of sales	—	577,470	74,882	—	652,352

Gross profit	—	256,205	60,996	—	317,201

Operating expenses:
Selling, general and administrative expenses	—	214,681	48,763	—	263,444
Depreciation and amortization	—	12,725	1,171	—	13,896
Impairment on long-lived assets	—	2,744	772	—	3,516

Total operating expenses	—	230,150	50,706	—	280,856

Operating income	—	26,055	10,290	—	36,345
Interest expense	—	14,742	94	—	14,836

Net income before income taxes	—	11,313	10,196	—	21,509

Income tax provision	—	4,721	1,987	—	6,708

Equity in earnings of subsidiaries, net	14,801	—	—	(14,801)	—

Net income	14,801	6,592	8,209	(14,801)	14,801

Other comprehensive income (loss)	118	(53)	171	(118)	118

Comprehensive income	$14,919	$6,539	$8,380	$(14,919)	$14,919

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED JANUARY 28, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$850,647	$104,902	$—	$955,549
Royalty income	—	14,089	10,954	—	25,043

Total revenues	—	864,736	115,856	—	980,592
Cost of sales	—	595,258	61,592	—	656,850

Gross profit	—	269,478	54,264	—	323,742

Operating expenses:
Selling, general and administrative expenses	—	205,330	43,288	—	248,618
Depreciation and amortization	—	12,809	864	—	13,673
Impairment on long-lived assets	—	5,066	1,000	—	6,066

Total operating expenses	—	223,205	45,152	—	268,357

Operating income	—	46,273	9,112	—	55,385
Costs on early extinguishment of debt	—	1,306	—	—	1,306
Interest expense	—	16,015	88	—	16,103

Net income before income taxes	—	28,952	9,024	—	37,976

Income tax provision	—	11,938	521	—	12,459

Equity in earnings of subsidiaries, net	25,517	—	—	(25,517)	—

Net income	25,517	17,014	8,503	(25,517)	25,517

Other comprehensive loss	(4,857)	(4,593)	(264)	4,857	(4,857)

Comprehensive income	$20,660	$12,421	$8,239	$(20,660)	$20,660

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED JANUARY 29, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$680,202	$83,682	$—	$763,884
Royalty income	—	15,676	10,728	—	26,404

Total revenues	—	695,878	94,410	—	790,288
Cost of sales	—	458,360	49,469	—	507,829

Gross profit	—	237,518	44,941	—	282,459

Operating expenses:
Selling, general and administrative expenses	—	182,964	37,054	—	220,018
Depreciation and amortization	—	11,440	771	—	12,211
Impairment on long-lived assets	—	392	—	—	392

Total operating expenses	—	194,796	37,825	—	232,621

Operating income	—	42,722	7,116	—	49,838
Costs on early extinguishment of debt	—	730	—	—	730
Interest expense	—	13,182	21	—	13,203

Net income before income taxes	—	28,810	7,095	—	35,905

Income tax provision	—	12,822	(1,429)	—	11,393

Equity in earnings of subsidiaries, net	24,512	—	—	(24,512)	—

Net income	24,512	15,988	8,524	(24,512)	24,512

Other comprehensive income	831	340	491	(831)	831

Comprehensive income	25,343	16,328	9,015	(25,343)	25,343

Less: comprehensive income attributable to noncontrolling interest	897	—	897	(897)	897

Comprehensive income attributable to Perry Ellis International, Inc.	$24,446	$16,328	$8,118	$(24,446)	$24,446

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 2, 2013

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(1,748)	$62,141	$16,588	$—	$76,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(8,024)	(1,816)	—	(9,840)
Payment on purchase of intangible assets	—	(7,000)	—	—	(7,000)
Proceeds in connection with purchase price adjustment	—	4,547	—	—	4,547
Deposit on sale of intangible asset	—	—	2,625	—	2,625
Proceeds on sale of intangible assets	—	410	350	—	760

Net cash (used in) provided by investing activities	—	(10,067)	1,159	—	(8,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	288,312	—	—	288,312
Payments on senior credit facility	—	(309,991)	—	—	(309,991)
Payments on real estate mortgages	—	(727)	—	—	(727)
Deferred financing fees	—	(100)	—	—	(100)
Payments on capital leases	—	(363)	—	—	(363)
Dividends paid to stockholders	(14,992)	—	—	—	(14,992)
Tax benefit from exercise of stock options	1,554	—	—	—	1,554
Proceeds from exercise of stock options	1,804	—	—	—	1,804
Purchase of treasury stock	(2,582)	—	—	—	(2,582)
Intercompany transactions	16,111	(14,673)	(1,291)	(147)	—

Net cash provided by (used in) financing activities	1,895	(37,542)	(1,291)	(147)	(37,085)

Effect of exchange rate changes on cash and cash equivalents	(147)	—	(147)	147	(147)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	14,532	16,309	—	30,841
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	294	23,822	—	24,116

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$14,826	$40,131	$—	$54,957

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 28, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$23,447	$(56,058)	$32,673	$650	$712

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(11,147)	(1,985)	—	(13,132)
Payment on purchase of operating leases	—	(904)	—	—	(904)
Payment on purchase of intangible assets	—	(535)	—	—	(535)
Redemption of restricted funds as collateral	—	9,369	—	—	9,369
Proceeds on sale of intangible assets	—	—	2,875	—	2,875

Net cash (used in) provided by investing activities	—	(3,217)	890	—	(2,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	398,208	—	—	398,208
Payments on senior credit facility	—	(473,871)	—	—	(473,871)
Payments on senior subordinated notes	(105,792)	—	—	—	(105,792)
Payments on real estate mortgages	—	(549)	—	—	(549)
Deferred financing fees	—	(103)	—	—	(103)
Proceeds from issuance of senior subordinated notes	150,000	—	—	—	150,000
Debt issuance costs	(3,504)	—	—	—	(3,504)
Payments on capital leases	—	(381)	—	—	(381)
Proceeds from issuance of common stock	56,000	—	—	—	56,000
Stock issuance costs	(3,074)	—	—	—	(3,074)
Tax benefit from exercise of stock options	1,267	—	—	—	1,267
Proceeds from exercise of stock options	4,768	—	—	—	4,768
Purchase of treasury stock	(15,958)	—	—	—	(15,958)
Intercompany transactions	(107,350)	136,265	(28,636)	(279)	—

Net cash (used in) provided by financing activities	(23,643)	59,569	(28,636)	(279)	7,011

Effect of exchange rate changes on cash and cash equivalents	196	—	(279)	279	196

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	294	4,648	650	5,592
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	19,174	(650)	18,524

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$294	$23,822	$—	$24,116

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 29, 2011

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$3,865	$31,496	$(14,220)	$(137)	$21,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(4,998)	(1,239)	—	(6,237)
Proceeds on sale of intangible assets	—	—	1,100	—	1,100
Payment of restricted funds as collateral	—	(9,369)	—	—	(9,369)
Payment for acquired businesses, net of cash acquired	—	(75,438)	—	—	(75,438)
Payment in connection with purchase price adjustment	—	(4,547)	—	—	(4,547)

Net cash used in investing activities	—	(94,352)	(139)	—	(94,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	576,319	—	—	576,319
Payments on senior credit facility	—	(478,977)	—	—	(478,977)
Deferred financing fees	—	(158)	—	—	(158)
Payments on real estate mortgages	—	(11,219)	—	—	(11,219)
Payments on senior subordinated notes	(454)	(25,000)	—	—	(25,454)
Proceeds from refinancing of real estate mortgage	—	13,000	—	—	13,000
Payments on capital leases	—	(301)	—	—	(301)
Payment of noncontrolling interest	—	—	(4,557)	—	(4,557)
Proceeds from exercise of stock options	2,677	—	—	—	2,677
Tax benefit from exercise of stock options	2,270	—	—	—	2,270
Intercompany transactions	(8,500)	(19,121)	25,297	2,324	—

Net cash (used in) provided by financing activities	(4,007)	54,543	20,740	2,324	73,600

Effect of exchange rate changes on cash and cash equivalents	142	—	334	(334)	142

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	(8,313)	6,715	1,853	255
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	8,313	12,459	(2,503)	18,269

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$—	$19,174	$(650)	$18,524

28.	Subsequent Events

Pursuant to FASB ASC TOPIC 855—“Subsequent Events,” the Company evaluated subsequent events through the date the financial statements were issued for potential recognition or disclosure in the consolidated financial statements.

During the fourth quarter of fiscal 2013, the Company entered into a sales agreement, in the amount of $7.5 million, for certain Asian trademark rights with respect to John Henry. This transaction closed in the first quarter of fiscal 2014. The Company plans to continue executing on the domestic strategy of the John Henry brand as a modern lifestyle resource to select retailers as well as its licensing relationships in Latin America. As a result of this transaction, the Company classified $1.2 million trademark rights as held for sale. This amount was included in other current assets in the consolidated balance sheet in the licensing segment.

Schedule II

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED

(amounts in thousands)

	Balance at beginning of period	Charged to expense	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended February 2, 2013:
Allowance for doubtful accounts	$1,213	331	—	(257)	$1,287
Allowance for deferred tax asset	$4,591	775	(49)	—	$5,317
Allowance for operational chargebacks, returns, and customer markdowns	$26,539	90,980	—	(92,963)	$24,556

Year Ended January 28, 2012:
Allowance for doubtful accounts	$1,795	93	—	(675)	$1,213
Allowance for deferred tax asset	$5,098	43	(550)	—	$4,591
Allowance for operational chargebacks, returns, and customer markdowns	$24,414	87,382	—	(85,257)	$26,539

Year Ended January 29, 2011:
Allowance for doubtful accounts	$1,861	96	—	(162)	$1,795
Allowance for deferred tax asset	$5,366	(268)	—	—	$5,098
Allowance for operational chargebacks, returns, and customer markdowns	$17,052	63,649	6,907	(63,194)	$24,414

Exhibit Index

Exhibit No	Description of Exhibit

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase