Form 10-Q
period 2013-05-04
PERRY ELLIS INTERNATIONAL INC
filed 2013-06-11
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 4, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock is 15,667,954 (as of June 6, 2013).

PERRY ELLIS INTERNATIONAL, INC.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	May 4, 2013	February 2, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$45,527	$54,957
Accounts receivable, net	173,670	174,484
Inventories	168,191	183,127
Deferred income taxes	12,333	11,608
Prepaid income taxes	3,851	7,261
Prepaid expenses and other current assets	9,553	11,667

Total current assets	413,125	443,104
Property and equipment, net	55,708	50,749
Other intangible assets, net	246,447	246,681
Goodwill	13,794	13,794
Other assets	8,568	8,801

TOTAL	$737,642	$763,129

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$89,566	$132,028
Accrued expenses and other liabilities	26,535	28,595
Accrued interest payable	1,103	4,061
Unearned revenues	5,248	4,647

Total current liabilities	122,452	169,331

Senior subordinated notes payable, net	150,000	150,000
Senior credit facility	7,719	—
Real estate mortgages	24,006	24,202
Deferred pension obligation	14,216	14,686
Unearned revenues and other long-term liabilities	15,301	14,828
Deferred income taxes	20,407	18,842

Total long-term liabilities	231,649	222,558

Total liabilities	354,101	391,889

Commitments and contingencies
Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,660,599 shares issued and outstanding as of May 4, 2013 and 15,326,658 shares issued and outstanding as of February 2, 2013	157	153
Additional paid-in-capital	151,392	150,091
Retained earnings	240,376	229,056
Accumulated other comprehensive loss	(8,384)	(8,060)

Total equity	383,541	371,240

TOTAL	$737,642	$763,129

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	May 4, 2013	April 28, 2012
Revenues:
Net sales	$255,484	$259,016
Royalty income	6,835	6,507

Total revenues	262,319	265,523
Cost of sales	173,638	177,783

Gross profit	88,681	87,740

Operating expenses:
Selling, general and administrative expenses	70,669	66,347
Depreciation and amortization	2,792	3,418

Total operating expenses	73,461	69,765
Gain on sale of long-lived assets	6,270	—

Operating income	21,490	17,975
Interest expense	3,803	3,809

Net income before income taxes	17,687	14,166
Income tax provision	6,367	4,490

Net income	11,320	9,676
Net income per share:
Basic	$0.75	$0.66

Diluted	$0.74	$0.64

Weighted average number of shares outstanding
Basic	15,024	14,641
Diluted	15,304	15,177

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended
	May 4, 2013	April 28, 2012
Net income	$11,320	$9,676
Other Comprehensive income:
Foreign currency translation adjustments, net	(405)	752
Unrealized gain on pension liability, net of tax	81	—

Comprehensive income	$10,996	$10,428

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	May 4, 2013	April 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,320	$9,676
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,928	3,308
Provision for bad debts	13	146
Tax benefit from exercise of stock options	52	(80)
Amortization of debt issue cost	182	181
Amortization of premiums and discounts	15	12
Deferred income taxes	840	1,834
Gain on sale of long-lived assets	(6,270)	—
Share-based compensation	1,330	1,186
Changes in operating assets and liabilities:
Accounts receivable, net	702	(29,479)
Inventories	14,761	31,559
Prepaid income taxes	3,391	1,183
Prepaid expenses and other current assets	880	(1,378)
Other assets	52	(78)
Deferred pension obligation	(389)	(469)
Accounts payable and accrued expenses	(42,217)	(7,736)
Accrued interest payable	(2,958)	(2,983)
Unearned revenues and other liabilities	1,122	(216)

Net cash (used in) provided by operating activities	(14,246)	6,666

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,200)	(1,321)
Proceeds on sale of intangible assets	4,875	—
Payment on purchase of intangible assets	—	(7,000)
Proceeds in connection with purchase price adjustment	—	4,547

Net cash used in investing activities	(2,325)	(3,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	129,344	115,398
Payments on senior credit facility	(121,625)	(113,915)
Payments on real estate mortgages	(202)	(173)
Payments on capital leases	(78)	(103)
Proceeds from exercise of stock options	27	145
Tax benefit from exercise of stock options	(52)	80

Net cash provided by financing activities	7,414	1,432

Effect of exchange rate changes on cash and cash equivalents	(273)	31

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,430)	4,355
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,957	24,116

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,527	$28,471

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	May 4, 2013	April 28, 2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,571	$6,780

Income taxes	$1,209	$796

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$485	$—

Investment in joint venture	$—	$396

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited condensed consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of the Securities and Exchange Commission on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP for annual financial statements. These condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2013, filed with the Securities and Exchange Commission on April 16, 2013.

The information presented reflects all adjustments, which are in the opinion of management of a normal and recurring nature, necessary for a fair presentation of the interim periods. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of ASU No. 2013-02 did not have a material impact on the Company’s results of operations or the Company’s financial position.

In March 2013, FASB issued ASU No. 2013-05, “Foreign Currency Matters.” ASU No. 2013-05 indicates that a cumulative translation adjustment (“CTA”) is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the CTA associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated), or step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). ASU No. 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU No. 2013-05 is effective for fiscal years, and interim periods within those years, after December 15, 2013. The Company is currently evaluating the impact, if any, that the adoption of this ASU will have on the Company’s results of operations or the Company’s financial position.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	May 4, 2013	February 2, 2013
	(in thousands)
Trade accounts	$193,707	$192,268
Royalties	2,776	3,912
Other receivables	3,419	4,147

Total	199,902	200,327
Less: Allowances	(26,232)	(25,843)

Total	$173,670	$174,484

4. INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price, customs, duties, freight, and commissions to buying agents.

Inventories consisted of the following as of:

	May 4, 2013	February 2, 2013
	(in thousands)
Finished goods	$166,879	$181,668
Raw materials and in process	1,312	1,459

Total	$168,191	$183,127

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	May 4, 2013	February 2, 2013
	(in thousands)
Furniture, fixtures and equipment	$80,681	$90,365
Buildings and building improvements	19,550	19,550
Vehicles	923	923
Leasehold improvements	35,425	30,621
Land	9,438	9,426

Total	146,017	150,885
Less: accumulated depreciation and amortization	(90,309)	(100,136)

Total	$55,708	$50,749

The above table of property and equipment includes assets held under capital leases as of:

	May 4, 2013	February 2, 2013
	(in thousands)
Furniture, fixtures and equipment	$938	$938
Less: accumulated depreciation and amortization	(308)	(230)

Total	$630	$708

For the three months ended May 4, 2013 and April 28, 2012, depreciation and amortization expense relating to property and equipment amounted to $2.7 million and $3.1 million, respectively, for each of the periods. These amounts include amortization expense for leased property under capital leases.

6. INTANGIBLE ASSETS

Trademarks

Trademarks included in other intangible assets, net, are considered indefinite-lived assets and totaled $240.2 million at May 4, 2013 and February 2, 2013.

During the fourth quarter of fiscal 2013, the Company entered into a sales agreement, in the amount of $7.5 million, for certain Asian trademark rights with respect to John Henry. This transaction closed in the first quarter of fiscal 2014. The Company collected proceeds of $4.9 million and $2.6 million during first quarter of fiscal 2014 and the fourth quarter of fiscal 2013, respectively. As a result of this transaction, the Company recorded a gain of $6.3 million in the licensing segment. The Company plans to continue executing on the domestic strategy of the John Henry brand as a modern lifestyle resource to select retailers as well as its licensing relationships in Latin America.

Other

Other intangible assets represent:

	May 4, 2013	February 2, 2013
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(2,162)	(1,927)

Total	$6,288	$6,523

For the three months ended May 4, 2013 and April 28, 2012, amortization expense relating to customer lists amounted to $0.2 million, respectively, for each of the periods. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the estimated amortization expense for future periods based on recorded amounts as of May 4, 2013, will be approximately $0.9 million a year through fiscal 2018.

7. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consisted of the following as of:

	May 4, 2013	February 2, 2013
	(in thousands)
Total letter of credit facilities	$55,311	$55,316
Outstanding letters of credit	(11,768)	(11,768)

Total letters of credit available	$43,543	$43,548

8. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $4.6 million and $4.0 million for the three months ended May 4, 2013 and April 28, 2012, respectively, and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

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

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended
	May 4,	April 28,
	2013	2012
	(in thousands, except per share data)
Numerator:
Net income	$11,320	$9,676
Denominator:
Basic-weighted average shares	15,024	14,641
Dilutive effect: equity awards	280	429
Dilutive effect: warrant	—	107

Diluted-weighted average shares	15,304	15,177

Basic income per share	$0.75	$0.66

Diluted income per share	$0.74	$0.64

Antidilutive effect:(1)	1,171	1,775

(1)

Represents weighted average of stock options to purchase shares of common stock, SARS and restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

10. EQUITY

The following table reflects the changes in equity:

Changes in Equity
(in thousands)
Equity at February 2, 2013	$371,240
Comprehensive income	10,996
Share transactions under employee equity compensation plans	1,305

Equity at May 4, 2013	$383,541

Equity at January 28, 2012	$366,495
Comprehensive income	10,428
Share transactions under employee equity compensation plans	1,411

Equity at April 28, 2012	$378,334

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, net of tax:

		Foreign
	Unrealized loss on	Currency Translation
	Pension Liability	Adjustments, Net	Total
	(in thousands)
Balance, February 2, 2013	$(7,176)	$(884)	$(8,060)
Other comprehensive loss before reclassifications	—	(405)	(405)
Amounts reclassified from accumulated other comprehensive loss	81	—	81

Balance, May 4, 2013	$(7,095)	$(1,289)	$(8,384)

A summary of the impact on the condensed consolidated statement of income line items is as follows:

	First Quarter Ended	First Quarter Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Amortization of defined benefit pension items
Actuarial losses	$133	$—	Selling, general and adminstrative expenses
Tax provision	52	—	Income tax provision

Total, net of tax	$81	$—

12. INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2010 through 2013 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to open tax years from 2005 through 2014, depending on each state’s particular statute of limitation. As of May 4, 2013, the fiscal 2011 U.S. federal income tax return is under examination as well as various state, local, and foreign income tax returns by various taxing authorities.

The Company has a $0.6 million liability recorded for unrecognized tax benefits as of February 2, 2013, which includes interest and penalties of $0.1 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three months ended May 4, 2013, the total amount of unrecognized tax benefits increased by approximately $31,000. The change to the total amount of the unrecognized tax benefit for the three months ended May 4, 2013 included an increase in interest and penalties of approximately $9,000.

The Company does not currently anticipate a resolution within the next twelve months for any of the remaining unrecognized tax benefits as of May 4, 2013. However, the statute of limitations related to the Company’s 2010 U.S. federal tax year will expire within the next twelve months. The lapse in the statute of limitations would be expected to decrease tax expense within the next twelve months. The expiration of the statute of limitations related to the Company’s 2010 U.S. federal tax year could result in a tax benefit of up to approximately $0.1 million.

13. STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED SHARES

During the three months ended May 4, 2013, the Company granted performance-based restricted stock to certain key employees pursuant to the Company’s 2005 Long-Term Incentive Compensation Plan, as amended and restated, and subject to certain conditions in the grant agreement. Such stock generally vests 100% in May 2016, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. A total of 109,644 shares of performance-based restricted stock were issued at an estimated value of $1.9 million, which is being recorded as compensation expense on a straight-line basis over the vesting period.

Also, during the three months ended May 4, 2013, the Company granted an aggregate of 225,938 shares of restricted stock to certain key employees, which vest over a three-year period, at an estimated value of $4.0 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the three months ended May 4, 2013, the Company granted an aggregate of 4,000 SARs, to be settled in shares of common stock to certain key employees. The SARs have exercise prices ranging from $16.79 to $17.34, generally vest over a three-year period and have a seven-year term. The total fair value of the SARs, based on the Black-Scholes Option Pricing Model, amounted to approximately $37,800, which is being recorded as compensation expense on a straight-line basis over the vesting period of each SAR.

14. SEGMENT INFORMATION

The Company has four reportable segments: Men’s Sportswear and Swim, Women’s Sportswear, Direct-to-Consumer and Licensing. The Men’s Sportswear and Swim and Women’s Sportswear segments derive revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. The Direct-to-Consumer segment derives its revenues from the sale of the Company’s branded and licensed products through its retail stores and e-commerce platform. The Licensing segment derives its revenues from royalties associated with the use of the Company’s brand names, principally Perry Ellis, Jantzen, John Henry, Original Penguin, Gotcha, Farah, Savane, Pro Player, Manhattan and Munsingwear.

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by each segment.

	Three Months Ended
	May 4,	April 28,
	2013	2012
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$198,677	$198,362
Women’s Sportswear	39,794	42,402
Direct-to-Consumer	17,013	18,252
Licensing	6,835	6,507

Total revenues	$262,319	$265,523

Depreciation and amortization:
Men’s Sportswear and Swim	$1,694	$2,122
Women’s Sportswear	400	461
Direct-to-Consumer	661	724
Licensing	37	111

Total depreciation and amortization	$2,792	$3,418

Operating income (loss):
Men’s Sportswear and Swim	$11,241	$13,217
Women’s Sportswear	1,563	1,136
Direct-to-Consumer	(2,853)	(1,740)
Licensing (1)	11,539	5,362

Total operating income	$21,490	$17,975
Total interest expense	3,803	3,809

Total net income before income taxes	$17,687	$14,166

(1)

Operating income for the licensing segment for the three months ended May 4, 2013 includes a gain on sale of long-lived assets in the amount of $6.3 million. See footnote 6 to the consolidated financial statements for further information.

15. BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the first quarter of fiscal 2014 and 2013:

	Three Months Ended
	May 4,	April 28,
	2013	2012
	(in thousands)
Service cost	$63	$63
Interest cost	406	433
Expected return on plan assets	(555)	(483)
Amortization of net loss (gain)	133	131

Net periodic benefit cost	$47	$144

16. FAIR VALUE MEASUREMENTS

Accounts receivable, accounts payable, accrued interest payable and accrued expenses. The carrying amounts reported in the balance sheets approximate fair value due to the short-term nature of these instruments.

Real estate mortgages. (classified within Level 2 of the valuation hierarchy)—The carrying amounts of the real estate mortgages were approximately $24.8 million and $25.0 million at May 4, 2013 and February 2, 2013, respectively. The carrying values of the real estate mortgages at May 4, 2013 and February 2, 2013 approximate fair value since they were recently entered into and thus the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 1 of the valuation hierarchy)—The carrying amounts of the 7 7/ 8% senior subordinated notes payable were approximately $150.0 million at May 4, 2013 and February 2, 2013, respectively. As of May 4, 2013 and February 2, 2013, the fair value of the 7 7/8% senior subordinated notes payable was approximately $163.5 million and $160.5 million, respectively, based on quoted market prices.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

17. COMMITMENTS AND CONTINGENCIES

On May 7, 2013, the Company entered into employment agreements with George Feldenkreis, the Company’s Chairman of the Board of Directors and Chief Executive Officer, and Oscar Feldenkreis, the Company’s Vice Chairmen of the Board of Directors, President and Chief Operating Officer. The term of each employment agreement ends on January 30, 2016. Pursuant to the employment agreements, base salaries will not be less than $1.0 million per year during the term of employment. Additionally, the executives are entitled to participate in the Company’s incentive compensation plans.

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc. (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of May 4, 2013 and February 2, 2013 and for the three months ended May 4, 2013 and April 28, 2012. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF MAY 4, 2013

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$2,346	$43,181	$—	$45,527
Accounts receivable, net	—	148,038	25,632	—	173,670
Intercompany receivable	174,608	—	—	(174,608)	—
Inventories	—	146,362	21,829	—	168,191
Deferred income taxes	—	12,151	182	—	12,333
Prepaid income taxes	—	1,175	785	1,891	3,851
Prepaid expenses and other current assets	—	8,755	798	—	9,553

Total current assets	174,608	318,827	92,407	(172,717)	413,125
Property and equipment, net	—	50,655	5,053	—	55,708
Other intangible assets, net	—	208,016	38,431	—	246,447
Goodwill	—	13,794	—	—	13,794
Investment in subsidiaries	354,025	—	—	(354,025)	—
Other assets	5,985	1,996	587	—	8,568

TOTAL	$534,618	$593,288	$136,478	$(526,742)	$737,642

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$—	82,257	$7,309	$—	$89,566
Accrued expenses and other liabilities	93	21,474	5,061	(93)	26,535
Accrued interest payable	984	119	—	—	1,103
Unearned revenues	—	3,185	2,063	—	5,248
Intercompany payable	—	124,026	52,480	(176,506)	—

Total current liabilities	1,077	231,061	66,913	(176,599)	122,452

Senior subordinated notes payable, net	150,000	—	—	—	150,000
Senior credit facility	—	7,719	—	—	7,719
Real estate mortgages	—	24,006	—	—	24,006
Deferred pension obligation	—	14,110	106	—	14,216
Unearned revenues and other long-term liabilities	—	10,110	5,191	—	15,301
Deferred income taxes	—	18,423	—	1,984	20,407

Total long-term liabilities	150,000	74,368	5,297	1,984	231,649

Total liabilities	151,077	305,429	72,210	(174,615)	354,101

Total equity	383,541	287,859	64,268	(352,127)	383,541

TOTAL	$534,618	$593,288	$136,478	$(526,742)	$737,642

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF FEBRUARY 2, 2013

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$14,826	$40,131	$—	$54,957
Accounts receivable, net	—	148,605	25,879	—	174,484
Intercompany receivable	180,030	—	—	(180,030)	—
Inventories	—	156,336	26,791	—	183,127
Deferred income taxes	—	11,474	134	—	11,608
Prepaid income taxes	—	8,236	571	(1,546)	7,261
Prepaid expenses and other current assets	—	9,681	1,986	—	11,667

Total current assets	180,030	349,158	95,492	(181,576)	443,104
Property and equipment, net	—	46,064	4,685	—	50,749
Other intangible assets, net	—	208,251	38,430	—	246,681
Goodwill	—	13,794	—	—	13,794
Investment in subsidiaries	342,705	—	—	(342,705)	—
Other assets	6,096	2,097	608	—	8,801

TOTAL	$528,831	$619,364	$139,215	$(524,281)	$763,129

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$—	117,541	$14,487	$—	$132,028
Accrued expenses and other liabilities	3,530	21,363	7,232	(3,530)	28,595
Accrued interest payable	4,061	—	—	—	4,061
Unearned revenues	—	2,627	2,020	—	4,647
Intercompany payable	—	128,725	52,801	(181,526)	—

Total current liabilities	7,591	270,256	76,540	(185,056)	169,331

Senior subordinated notes payable, net	150,000	—	—	—	150,000
Real estate mortgages	—	24,202	—	—	24,202
Deferred pension obligation	—	14,580	106	—	14,686
Unearned revenues and other long-term liabilities	—	9,506	5,322	—	14,828
Deferred income taxes	—	16,858	—	1,984	18,842

Total long-term liabilities	150,000	65,146	5,428	1,984	222,558

Total liabilities	157,591	335,402	81,968	(183,072)	391,889

Total equity	371,240	283,962	57,247	(341,209)	371,240

TOTAL	$528,831	$619,364	$139,215	$(524,281)	$763,129

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 4, 2013

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$223,319	$32,165	$—	$255,484
Royalty income	—	4,034	2,801	—	6,835

Total revenues	—	227,353	34,966	—	262,319
Cost of sales	—	154,338	19,300	—	173,638

Gross profit	—	73,015	15,666	—	88,681
Operating expenses:
Selling, general and administrative expenses	—	57,218	13,451	—	70,669
Depreciation and amortization	—	2,538	254	—	2,792

Total operating expenses	—	59,756	13,705	—	73,461
Gain on sale of long-lived assets	—	(691)	6,961	—	6,270

Operating income	—	12,568	8,922	—	21,490
Interest expense	—	3,777	26	—	3,803

Net income before income taxes	—	8,791	8,896	—	17,687
Income tax provision	—	4,894	1,473	—	6,367

Equity in earnings of subsidiaries, net	11,320	—	—	(11,320)	—

Net income	11,320	3,897	7,423	(11,320)	11,320

Other comprehensive (loss) income	(324)	81	(405)	324	(324)

Comprehensive income	$10,996	$3,978	$7,018	$(10,996)	$10,996

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 28, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$225,513	$33,503	$—	$259,016
Royalty income	—	3,415	3,092	—	6,507

Total revenues	—	228,928	36,595	—	265,523
Cost of sales	—	158,086	19,697	—	177,783

Gross profit	—	70,842	16,898	—	87,740
Operating expenses:
Selling, general and administrative expenses	—	54,174	12,173	—	66,347
Depreciation and amortization	—	3,168	250	—	3,418

Total operating expenses	—	57,342	12,423	—	69,765

Operating income	—	13,500	4,475	—	17,975
Interest expense	—	3,789	20	—	3,809

Net income before income taxes	—	9,711	4,455	—	14,166
Income tax provision	—	3,586	904	—	4,490

Equity in earnings of subsidiaries, net	9,676	—	—	(9,676)	—

Net income	9,676	6,125	3,551	(9,676)	9,676

Other comprehensive income	752	—	752	(752)	752

Comprehensive income	$10,428	$6,125	$4,303	$(10,428)	$10,428

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 4, 2013

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH USED IN OPERATING ACTIVITIES:	$(6,403)	$(7,508)	$(335)	$—	$(14,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(6,484)	(716)	—	(7,200)
Proceeds on sale of intangible assets	—	—	4,875	—	4,875

Net cash (used in) provided by investing activities	—	(6,484)	4,159	—	(2,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	129,344	—	—	129,344
Payments on senior credit facility	—	(121,625)	—	—	(121,625)
Payments on real estate mortgages	—	(202)	—	—	(202)
Payments on capital leases	—	(78)	—	—	(78)
Proceeds from exercise of stock options	27	—	—	—	27
Tax benefit from exercise of stock options	(52)	—	—	—	(52)
Intercompany transactions	6,701	(5,927)	(501)	(273)	—

Net cash provided by (used in) financing activities	6,676	1,512	(501)	(273)	7,414
Effect of exchange rate changes on cash and cash equivalents	(273)	—	(273)	273	(273)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(12,480)	3,050	—	(9,430)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	14,826	40,131	—	54,957

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$2,346	$43,181	$—	$45,527

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

19. SUBSEQUENT EVENTS

Pursuant to FASB ASC TOPIC 855—“Subsequent Events,” the Company evaluated subsequent events through the date the financial statements were issued for potential recognition or disclosure in the consolidated financial statements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended February 2, 2013, filed with the Securities and Exchange Commission on April 16, 2013.

Forward–Looking Statements

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “guidance,” “indicate,” “intend,” “may,” “might,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” or “will” or the negative thereof or other variations thereon and similar words or phrases or comparable terminology. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth in various places in this report. These factors include, but are not limited to:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers or programs,

•	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future retail and wholesale consolidation,

•	recent and future economic conditions, including turmoil in the financial and credit markets,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	our ability to contain costs,

•	disruptions in the supply chain,

•	our future capital needs and our ability to obtain financing,

•	our ability to protect our trademarks,

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses,

•	our ability to predict consumer preferences and changes in fashion trends and consumer acceptance of both new designs and newly introduced products,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	changes in the costs of raw materials, labor and advertising,

•	our ability to carry out growth strategies including expansion in international and direct-to-consumer retail markets,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	exposure to foreign currency risk and interest rate risk,

•	possible disruption in commercial activities due to terrorist activity and armed conflict, and

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended February 2, 2013 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks and goodwill, and the measurement of retirement related benefits. We believe that there have been no significant changes to our critical accounting policies during the three months ended May 4, 2013 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended February 2, 2013.

Results of Operations

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income by segment, the most directly comparable GAAP financial measure:

	Three Months Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$198,677	$198,362
Women’s Sportswear	39,794	42,402
Direct-to-Consumer	17,013	18,252
Licensing	6,835	6,507

Total revenues	$262,319	$265,523

	Three Months Ended
	May 4, 2013	April 28, 2012
Reconciliation of operating income to EBITDA
Operating income (loss) by segment:
Men’s Sportswear and Swim	$11,241	$13,217
Women’s Sportswear	1,563	1,136
Direct-to-Consumer	(2,853)	(1,740)
Licensing	11,539	5,362

Total operating income	$21,490	$17,975

Add:
Depreciation and amortization
Men’s Sportswear and Swim	1,694	2,122
Women’s Sportswear	400	461
Direct-to-Consumer	661	724
Licensing	37	111

Total depreciation and amortization	2,792	3,418

EBITDA by segment:
Men’s Sportswear and Swim	$12,935	$15,339
Women’s Sportswear	1,963	1,597
Direct-to-Consumer	(2,192)	(1,016)
Licensing	11,576	5,473

Total EBITDA	$24,282	$21,393

EBITDA margin by segment
Men’s Sportswear and Swim	6.5%	7.7%
Women’s Sportswear	4.9%	3.8%
Direct-to-Consumer	(12.9%)	(5.6%)
Licensing	169.4%	84.1%
Total EBITDA margin	9.3%	8.1%

EBITDA consists of earnings before interest, depreciation and amortization and income taxes. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, and does not represent cash flow from operations. The most directly comparable GAAP financial measure, presented above, is operating income. EBITDA and EBITDA margin are presented solely as a supplemental disclosure because management believes that they are a common measure of operating performance in the apparel industry.

The following is a discussion of the results of operations for the three month period in the first quarter of the fiscal year ending February 1, 2014 (“fiscal 2014”) compared with the three month period in the first quarter of the fiscal year ended February 2, 2013 (“fiscal 2013”).

Results of Operations—three months ended May 4, 2013 compared to the three months ended April 28, 2012.

Net sales. Men’s Sportswear and Swim net sales for the three months ended May 4, 2013 were $198.7 million, an increase of $0.3 million, or 0.2%, from $198.4 million for the three months ended April 28, 2012. The net sales increase was attributed primarily to increases across our golf sportswear brands, as well as spring shipments of Ben Hogan, offset by a decrease in our private label bottoms programs.

Women’s Sportswear net sales for the three months ended May 4, 2013 were $39.8 million, a decrease of $2.6 million, or 6.1%, from $42.4 million for the three months ended April 28, 2012. The net sales decrease was primarily due to decreases in our contemporary Laundry dress business.

Direct-to-Consumer net sales for the three months ended May 4, 2013 were $17.0 million, a decrease of $1.3 million, or 7.1%, from $18.3 million for the three months ended April 28, 2012. The decrease was driven by lower traffic patterns in our stores influenced by macroeconomic factors, such as the northeast weather and economic weakness. Additionally, ecommerce sales were down 27% from last year due to the rollout of a less promotional strategy across our sites.

Royalty income. Royalty income for the three months ended May 4, 2013 was $6.8 million, an increase of $0.3 million, or 4.6%, from $6.5 million for the three months ended April 28, 2012. Royalty income increases were attributed to our increases in our Original Penguin, Perry Ellis and contemporary Laundry businesses.

Gross profit. Gross profit was $88.7 million for the three months ended May 4, 2013, an increase of $1.0 million, or 1.1%, from $87.7 million for the three months ended April 28, 2012. This increase is attributed to the sales mix composition described above and the factors described within the gross profit margin section below.

Gross profit margin. As a percentage of total revenue, gross profit margins were 33.8% for the three months ended May 4, 2013, as compared to 33.0% for the three months ended April 28, 2012, an increase of 80 basis points. This increase is primarily associated with higher margins in our golf lifestyle apparel, as well as our Rafaella collection sportswear business.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended May 4, 2013 were $70.7 million, an increase of $4.4 million, or 6.6%, from $66.3 million for the three months ended April 28, 2012. The increase was in line with our expectations and was primarily attributed to additional investment in brand marketing, ecommerce photography, and other infrastructure spends. Also, we experienced costs in the amount of $1.2 million related to our relocation of our New York offices and $0.8 million in costs associated with the sale of the Asian rights of the John Henry trademark.

EBITDA. Men’s Sportswear and Swim EBITDA margin for the three months ended May 4, 2013 decreased 120 basis points to 6.5%, from 7.7% for the three months ended April 28, 2012. The EBITDA margin was negatively impacted by reduced leverage from the increased infrastructure expenditures planned in this segment. The margin was also negatively impacted by costs associated with our relocation of our New York offices.

Women’s Sportswear EBITDA margin for the three months ended May 4, 2013 increased 110 basis points to 4.9%, from 3.8% for the three months ended April 28, 2012. The margin was positively impacted by the in increase in gross margin in Rafaella sportswear, as well as Laundry. The margin increase was negatively impacted by costs associated with our relocation of our New York offices.

Direct-to-Consumer EBITDA margin for the three months ended May 4, 2013 decreased 730 basis points to (12.9%), from (5.6%) for the three months ended April 28, 2012. The decrease was primarily attributable to the reduction of revenue from our stores and ecommerce business, as described above. Because of the reduction in revenue, we were not able to realize a favorable leverage in selling, general and administrative expenses.

Licensing EBITDA margin for the three months ended May 4, 2013 increased 8,530 basis points to 169.4%, from 84.1% for the three months ended April 28, 2012. This increase was primarily attributed to the gain on sale of the Asian rights of the John Henry brand as described below.

Depreciation and amortization. Depreciation and amortization for the three months ended May 4, 2013, was $2.8 million, a decrease of $0.6 million, or 17.6%, from $3.4 million for the three months ended April 28, 2012. The decrease is attributed to the reduction in depreciation associated with the impairments of long-lived assets taken during the fourth quarter of fiscal 2013, offset by the increases in depreciation related to our capital expenditures, primarily in the direct-to-consumer segment.

Gain on sale of long-lived assets. During the fourth quarter of fiscal 2013, we entered into a sales agreement, in the amount of $7.5 million, for certain Asian trademark rights with respect our John Henry brand. The transaction closed in the first quarter of fiscal 2014. As a result of this transaction, we recorded a gain of $6.3 million. This gain was included in our licensing segment’s operating income. We plan to continue to execute our domestic strategy for the John Henry brand as a modern lifestyle resource to select retailers as well as its licensing relationships in Latin America.

Interest expense. Interest expense remained flat at $3.8 million for the three months ended May 4, 2013 and April 28, 2012, respectively.

Income taxes. The income tax expense for the three months ended May 4, 2013, was $6.4 million, an increase of $1.9 million, as compared to $4.5 million for the three months ended April 28, 2012. For the three months ended May 4, 2013, our effective tax rate was 36.0% as compared to 31.7% for the three months ended April 28, 2012. The overall increase in the effective tax rate is attributed to the unfavorable disallowance of executive compensation and the sale of certain intangible rights of the John Henry trademark as well as the change in ratio of income between domestic and foreign operations, of which the domestic operations are taxed at higher statutory tax rates.

Net income. Net income for the three months ended May 4, 2013 was $11.3 million, an increase of $1.6 million, or 16.5%, as compared to $9.7 million for the three months ended April 28, 2012. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions and capital expenditures; and to a lesser extent, on letter of credit facilities for the acquisition of a small portion of our inventory purchases. We believe that our working capital requirements will decrease for fiscal 2014 driven primarily by lower levels of inventory. As of May 4, 2013, our total working capital was $290.7 million as compared to $273.8 million as of February 2, 2013 and $299.6 million as of April 28, 2012. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets, which had a net book value of $23.5 million at May 4, 2013, have a higher market value. These real estate assets may provide us with additional capital resources. Additional borrowings against these real estate assets, however, would be subject to certain loan to value criteria established by lending institutions. As of May 4, 2013, we had mortgage loans on these properties totaling $24.8 million.

We consider the undistributed earnings of our foreign subsidiaries as of May 4, 2013, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of May 4, 2013, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $43.2 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Net cash used in operating activities was $14.2 million for the three months ended May 4, 2013, as compared to cash provided by operating activities of $6.7 million for the three months ended April 28, 2012.

The cash used in operating activities for three months ended May 4, 2013, is primarily attributable to a decrease in accounts payable and accrued expenses of $42.2 million, a decrease in accrued interest payable of $3.0 million; which was partially offset by a decrease in inventory of $14.8 million associated with strong inventory management. As a result of the decrease in inventory for the first quarter of fiscal 2014, our inventory turnover ratio increased to 3.9 as compared to 3.3 for the comparable quarter in fiscal 2013.

The cash provided by operating activities for three months ended April 28, 2012 is primarily attributable to a decrease in inventory of $31.6 million associated with inventory management; which was partially offset by an increase in accounts receivable of $29.5 million due to the increase in sales toward the end of the first quarter, and a reduction of our accounts payable and accrued expenses of $7.7 million. As a result of the decrease in inventory for the first quarter of fiscal 2013, our inventory turnover ratio decreased to 3.3 as compared to 3.7 for the comparable quarter in fiscal 2012.

Net cash used in investing activities was $2.3 million for the three months ended May 4, 2013, as compared to cash used in investing activities of $3.8 million for the three months ended April 28, 2012. The net cash used during the first three months of fiscal 2014 primarily reflects the purchase of property and equipment of $7.2 million, primarily for leaseholds; which was partially offset by proceeds on the sale of certain Asian trademark rights with respect to John Henry of $4.9 million. The net cash used during the first three months of fiscal 2013 primarily reflects the purchase of Ben Hogan in the amount of $7.0 million and the purchase of property and equipment in the amount of $1.3 million; which was partially offset by the proceeds related to the Rafaella purchase price adjustment of $4.5 million.

Net cash provided by financing activities was $7.4 million for the three months ended May 4, 2013, as compared to the cash provided by financing activities of $1.4 million for the three months ended April 28, 2012. The net cash provided during the first three months of fiscal 2014 primarily reflects net borrowings on our senior credit facility of $7.7 million; which was partially offset by payments of $0.2 million on our mortgage loans. The net cash provided during the first three months of fiscal 2013 primarily reflects net borrowings on our senior credit facility of $1.5 million, proceeds from exercises of stock options of $0.1 million and a tax benefit from the exercise of stock options of $0.1 million; which was partially offset by payments of $0.2 million on our mortgage loans.

Our Board of Directors authorized us to purchase, from time to time and as market and business conditions warranted, up to $60 million of our common stock for cash in the open market or in privately negotiated transactions through October 31, 2013. Although our Board of Directors allocated a maximum of $60 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis. Total purchases under the plan to date amount to $36.0 million.

During January 2013, we retired 1,290,022 shares of treasury stock recorded at a cost of approximately $18.5 million. Accordingly, during fiscal 2013, we reduced common stock and additional paid-in-capital by $13,000 and $18.5 million, respectively. We repurchased shares of our common stock during fiscal 2013 at a cost of $2.6 million. No purchases have been made during fiscal 2014.

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

The assets acquired were comprised of tradenames, which have been identified as indefinite useful life assets, and are not subject to amortization.

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

Senior Credit Facility

On December 2, 2011, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $125 million, subject to increases from time to time in increments of $25 million up to a maximum of $200 million. The Credit Facility has a five-year term that expires on December 2, 2016. At May 4, 2013, we had outstanding borrowings of $7.7 million and at February 2, 2013, we had no outstanding borrowings under the Credit Facility.

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

Borrowing Base. Borrowings under the Credit Facility are limited to a borrowing base calculation, which generally restricts the outstanding balance to the sum of (a) 87.5% of eligible receivables, plus (b) 87.5% of eligible foreign accounts up to $1.5 million, plus (c) the lesser of (i) the inventory loan limit, which equals 80% of the maximum credit under the Credit Facility at the time, (ii) a maximum of 70.0% of eligible finished goods inventory, or (iii) 90.0% of the net recovery percentage (as defined in the Credit Facility) of eligible inventory.

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

Letter of Credit Facilities

As of May 4, 2013, we maintained two U.S. dollar letter of credit facilities totaling $55.0 million and one letter of credit facility totaling $0.3 million utilized by our United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

As of May 4, 2013 and February 2, 2013, there was $43.5 million available under our existing letter of credit facilities.

Real Estate Mortgage Loans

In July 2010, we paid off the then existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. Principal and interest of $83,000 were due monthly based on a 25 year amortization with the outstanding principal due at maturity. Interest was fixed at 5.80%. In October 2011, we amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 5.00% per annum and the terms were restated to reflect new monthly payments of principal and interest of $77,000 based on a 25-year amortization with the outstanding principal due at maturity. In September 2012, we again amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 4.25% per annum and the terms were restated to reflect new quarterly payments of principal and interest of $71,000, based on a 25-year amortization with the outstanding principal due at maturity. At May 4, 2013, the balance of the real estate mortgage loan totaled $12.0 million, net of discount, of which $336,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on June 7, 2016. In June 2010, we negotiated with the bank to accelerate the rate reset that was scheduled to occur in June 2011, and the interest rate was reduced to 5.75% per annum, among other changes to the loan. In October 2011, we amended the mortgage loan agreement to modify the interest rate again. The interest rate was reduced to 4.95% per annum and the terms were restated to reflect new quarterly payments of principal and interest of $268,000, based on a 20-year amortization with the outstanding principal due at maturity. In July 2012, we again amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 4.00% per annum and the terms were restated to reflect new quarterly payments of principal and interest of approximately $248,000, based on a 20-year amortization with the outstanding principal due at maturity. At May 4, 2013, the balance of the real estate mortgage loan totaled $12.9 million, net of discount, of which approximately $475,000 is due within one year.

The real estate mortgage loans contain certain covenants. We are not aware of any non-compliance with any of these covenants. If we violate any covenants, the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. A covenant violation could also constitute a cross-default under our senior credit facility, the letter of credit facility and the indenture relating to our senior subordinated notes resulting in all our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements” as defined by applicable GAAP and SEC rules.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three months ended May 4, 2013.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

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

Item 4: Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities Exchange Act. Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 4, 2013 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended May 4, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the first quarter, we upgraded our software from Essentus Version 10 to Essentus Version 14. Under the new version, our internal controls over financial reporting remained unchanged.

PART II: OTHER INFORMATION

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Exhibit Description	Where Filed

10.63	Form of Performanced-Based Units Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to Section 1350	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to Section 1350	Filed herewith.

101.INS	XBRL Instance Document(1)	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema(1)	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(1)	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase(1)	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase(1)	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(1)	Filed herewith.

(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

June 11, 2013	By: /S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

10.63	Form of Performanced-Based Units Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Section 1350

32.2	Certification of Principal Financial Officer pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase