Form 10-Q
period 2013-08-03
PERRY ELLIS INTERNATIONAL INC
filed 2013-09-06
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 3, 2013

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

The number of shares outstanding of the registrant’s common stock is 15,746,361 (as of September 3, 2013).

PERRY ELLIS INTERNATIONAL, INC.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	August 3, 2013	February 2, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$58,757	$54,957
Accounts receivable, net	140,498	174,484
Inventories	178,872	183,127
Deferred income taxes	8,813	11,608
Prepaid income taxes	9,223	7,261
Prepaid expenses and other current assets	10,825	11,667

Total current assets	406,988	443,104
Property and equipment, net	59,727	50,749
Other intangible assets, net	246,212	246,681
Goodwill	13,794	13,794
Other assets	8,362	8,801

TOTAL	$735,083	$763,129

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$98,658	$132,028
Accrued expenses and other liabilities	23,354	28,595
Accrued interest payable	4,056	4,061
Unearned revenues	5,224	4,647

Total current liabilities	131,292	169,331

Senior subordinated notes payable, net	150,000	150,000
Real estate mortgages	23,774	24,202
Deferred pension obligation	13,179	14,686
Unearned revenues and other long-term liabilities	14,999	14,828
Deferred income taxes	20,266	18,842

Total long-term liabilities	222,218	222,558

Total liabilities	353,510	391,889

Commitments and contingencies
Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,824,260 shares issued and outstanding as of August 3, 2013 and 15,326,658 shares issued and outstanding as of February 2, 2013	158	153
Additional paid-in-capital	152,828	150,091
Retained earnings	237,546	229,056
Accumulated other comprehensive loss	(8,959)	(8,060)

Total equity	381,573	371,240

TOTAL	$735,083	$763,129

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Revenues:
Net sales	$204,492	$203,090	$459,976	$462,106
Royalty income	7,213	6,347	14,048	12,854

Total revenues	211,705	209,437	474,024	474,960
Cost of sales	143,159	140,112	316,797	317,895

Gross profit	68,546	69,325	157,227	157,065

Operating expenses:
Selling, general and administrative expenses	66,521	66,103	137,190	132,450
Depreciation and amortization	3,010	3,472	5,802	6,890

Total operating expenses	69,531	69,575	142,992	139,340
Gain on sale of long-lived assets	—	—	6,270	—

Operating (loss) income	(985)	(250)	20,505	17,725
Interest expense	3,722	3,513	7,525	7,322

Net (loss) income before income taxes	(4,707)	(3,763)	12,980	10,403
Income tax (benefit) provision	(1,877)	(1,321)	4,490	3,169

Net (loss) income	$(2,830)	$(2,442)	$8,490	$7,234

Net (loss) income per share:
Basic	$(0.19)	$(0.17)	$0.56	$0.49

Diluted	$(0.19)	$(0.17)	$0.55	$0.47

Weighted average number of shares outstanding
Basic	15,112	14,703	15,068	14,672
Diluted	15,112	14,703	15,406	15,265

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net (loss) income	$(2,830)	$(2,442)	$8,490	$7,234
Other Comprehensive loss:
Foreign currency translation adjustments, net	(656)	(848)	(1,061)	(96)
Unrealized gain on pension liability, net of tax	81	—	162	—

Total other comprehensive loss	(575)	(848)	(899)	(96)

Comprehensive (loss) income	$(3,405)	$(3,290)	$7,591	$7,138

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	August 3, 2013	July 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,490	$7,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,081	6,695
Provision for bad debts	(248)	181
Tax benefit from exercise of stock options	(96)	(296)
Amortization of debt issue cost	351	358
Amortization of premiums and discounts	31	23
Deferred income taxes	4,115	2,595
Gain on sale of long-lived assets	(6,270)	—
Share-based compensation	2,522	1,830
Changes in operating assets and liabilities:
Accounts receivable, net	33,677	17,638
Inventories	3,599	33,557
Prepaid income taxes	(1,854)	853
Prepaid expenses and other current assets	(409)	(1,556)
Other assets	89	201
Deferred pension obligation	(1,241)	(192)
Accounts payable and accrued expenses	(35,656)	17,136
Accrued interest payable	(5)	(179)
Unearned revenues and other liabilities	875	(757)

Net cash provided by operating activities	14,051	85,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,587)	(3,183)
Proceeds on sale of intangible assets	4,875	—
Payment on purchase of intangible assets	—	(7,000)
Proceeds in connection with purchase price adjustment	—	4,547

Net cash used in investing activities	(9,712)	(5,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	214,131	175,036
Payments on senior credit facility	(214,131)	(196,715)
Payments on real estate mortgages	(403)	(345)
Payments on capital leases	(157)	(135)
Deferred financing fees	(25)	—
Proceeds from exercise of stock options	124	423
Tax benefit from exercise of stock options	96	296

Net cash used in financing activities	(365)	(21,440)

Effect of exchange rate changes on cash and cash equivalents	(174)	2

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,800	58,247
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,957	24,116

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,757	$82,363

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	August 3, 2013	July 28, 2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,149	$7,478

Income taxes	$1,432	$4,264

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$80	$6

Capital lease financing	$—	$888

Investment in joint venture	$—	$396

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

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters.” ASU No. 2013-05 indicates that a cumulative translation adjustment (“CTA”) is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the CTA associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated), or step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). ASU No. 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU No. 2013-05 is effective for fiscal years, and interim periods within those years, after December 15, 2013. The Company is currently evaluating the impact, if any, that the adoption of this ASU will have on the Company’s results of operations or the Company’s financial position.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.” Under the amendments of this update an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The provisions of this update will be effective prospectively for the Company in fiscal years beginning after December 15, 2013, and for the interim periods within fiscal years with early adoption and retrospective application permitted. The Company is currently evaluating the impact, if any, that the adoption of this ASU will have on the Company’s results of operations or the Company’s financial position.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	August 3, 2013	February 2, 2013
	(in thousands)
Trade accounts	$154,415	$192,268
Royalties	4,148	3,912
Other receivables	1,924	4,147

Total	160,487	200,327
Less: Allowances	(19,989)	(25,843)

Total	$140,498	$174,484

4. INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price, customs, duties, freight, and commissions to buying agents.

Inventories consisted of the following as of:

	August 3, 2013	February 2, 2013
	(in thousands)
Finished goods	$177,616	$181,668
Raw materials and in process	1,256	1,459

Total	$178,872	$183,127

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	August 3, 2013	February 2, 2013
	(in thousands)
Furniture, fixtures and equipment	$82,837	$90,365
Buildings and building improvements	19,588	19,550
Vehicles	796	923
Leasehold improvements	39,428	30,621
Land	9,438	9,426

Total	152,087	150,885
Less: accumulated depreciation and amortization	(92,360)	(100,136)

Total	$59,727	$50,749

The above table of property and equipment includes assets held under capital leases as of:

	August 3, 2013	February 2, 2013
	(in thousands)
Furniture, fixtures and equipment	$938	$938
Less: accumulated depreciation and amortization	(386)	(230)

Total	$552	$708

For the three months ended August 3, 2013 and July 28, 2012, depreciation and amortization expense relating to property and equipment amounted to $2.9 million and $3.1 million, respectively. For the six months ended August 3, 2013 and July 28, 2012, depreciation and amortization expense relating to property and equipment amounted to $5.6 million and $6.2 million, respectively. These amounts include amortization expense for leased property under capital leases.

6. INTANGIBLE ASSETS

Trademarks

Trademarks included in other intangible assets, net, are considered indefinite-lived assets and totaled $240.2 million at August 3, 2013 and February 2, 2013.

During the fourth quarter of fiscal 2013, the Company entered into a sales agreement, in the amount of $7.5 million, for certain Asian trademark rights with respect to John Henry. This transaction closed in the first quarter of fiscal 2014. The Company collected proceeds of $4.9 million and $2.6 million during the first quarter of fiscal 2014 and the fourth quarter of fiscal 2013, respectively. As a result of this transaction, the Company recorded a gain of $6.3 million in the licensing segment. The Company plans to continue executing on the domestic strategy of the John Henry brand as a modern lifestyle resource to select retailers as well as its licensing relationships in Latin America.

Other

Other intangible assets represent:

	August 3, 2013	February 2, 2013
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(2,396)	(1,927)

Total	$6,054	$6,523

For the three months ended August 3, 2013 and July 28, 2012, amortization expense relating to customer lists amounted to $0.3 million, respectively, for each period. For the six months ended August 3, 2013 and July 28, 2012, amortization expense relating to customer lists amounted to $0.5 million, respectively, for each period. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the estimated amortization expense for future periods based on recorded amounts as of August 3, 2013, will be approximately $0.9 million a year through fiscal 2019.

7. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consisted of the following as of:

	August 3, 2013	February 2, 2013
	(in thousands)
Total letter of credit facilities	$55,304	$55,316
Outstanding letters of credit	(11,912)	(11,768)

Total letters of credit available	$43,392	$43,548

8. REAL ESTATE MORTGAGES

In July 2010, the Company paid off its then existing real estate mortgage loan and refinanced its main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. The interest rate has been modified since the refinancing date. The interest rate most recently was 4.25% per annum and monthly payments of principal and interest were $71,000, based on a 25-year amortization with the outstanding principal due at maturity. In July 2013, the Company amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 3.90% per annum and the terms were restated to reflect new monthly payments of principal and interest of $69,000 based on a 25-year amortization with the outstanding principal due at maturity. At August 3, 2013, the balance of the real estate mortgage loan totaled $11.9 million, net of discount, of which $354,000 is due within one year.

The real estate mortgage loan contains certain covenants. The Company is not aware of any non-compliance with any of the covenants. If the Company violates any of these covenants, the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which the Company may not be able to satisfy. A covenant violation could also constitute a cross-default under the Company’s senior credit facility, the letter of credit facilities and the indenture relating to its senior subordinated notes resulting in all of its debt obligations becoming immediately due and payable, which the Company may not be able to satisfy.

9. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $4.1 million and $3.6 million for the three months ended August 3, 2013 and July 28, 2012, respectively, and $8.7 million and $7.6 million for the six months ended August 3, 2013 and July 28, 2012, respectively, and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

10. NET (LOSS) INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(2,830)	$(2,442)	$8,490	$7,234
Denominator:
Basic-weighted average shares	15,112	14,703	15,068	14,672
Dilutive effect: equity awards	—	—	338	486
Dilutive effect: warrant	—	—	—	107

Diluted-weighted average shares	15,112	14,703	15,406	15,265

Basic (loss) income per share	$(0.19)	$(0.17)	$0.56	$0.49

Diluted (loss) income per share	$(0.19)	$(0.17)	$0.55	$0.47

Antidilutive effect:(1)	1,945	2,849	1,939	1,328

(1)

Represents weighted average of stock options to purchase shares of common stock, SARS and restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

11. EQUITY

The following table reflects the changes in equity:

Changes in Equity
(in thousands)
Equity at February 2, 2013	$371,240
Comprehensive income	7,591
Share transactions under employee equity compensation plans	2,742

Equity at August 3, 2013	$381,573

Equity at January 28, 2012	$366,495
Comprehensive income	7,138
Share transactions under employee equity compensation plans	2,549

Equity at July 28, 2012	$376,182

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, net of tax:

	Unrealized (Loss) Gain on Pension Liability	Foreign Currency Translation Adjustments, Net	Total
	(in thousands)
Balance, February 2, 2013	$(7,176)	$(884)	$(8,060)
Other comprehensive loss before reclassifications	—	(1,061)	(1,061)
Amounts reclassified from accumulated other comprehensive loss	162	—	162

Balance, August 3, 2013	$(7,014)	$(1,945)	$(8,959)

A summary of the impact on the condensed consolidated statements of operations line items is as follows:

	Three Months Ended
	August 3, 2013	July 28, 2012
	(in thousands)
Amortization of defined benefit pension items
Actuarial losses	$133	$—	Selling, general and administrative expenses
Tax benefit	(52)	—	Income tax (benefit) provision

Total, net of tax	$81	$—

	Six Months Ended
	August 3, 2013	July 28, 2012
	(in thousands)
Amortization of defined benefit pension items
Actuarial losses	$266	$—	Selling, general and administrative expenses
Tax benefit	(104)	—	Income tax (benefit) provision

Total, net of tax	$162	$—

13. INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2010 through 2013 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to open tax years from 2005 through 2014, depending on each state’s particular statute of limitation. As of August 3, 2013, the 2011 U.S. federal income tax return is under examination as well as various state, local, and foreign income tax returns by various taxing authorities.

The Company has a $0.6 million liability recorded for unrecognized tax benefits as of February 2, 2013, which includes interest and penalties of $0.1 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three month and six months ended August 3, 2013, the total amount of unrecognized tax benefits increased by approximately $32,000 and $64,000, respectively. The change to the total amount of the unrecognized tax benefit for the three and six months ended August 3, 2013 included an increase in interest and penalties of approximately $9,000 and $19,000, respectively.

The Company does not currently anticipate a resolution within the next twelve months for any of the remaining unrecognized tax benefits as of August 3, 2013. However, the statute of limitations related to the Company’s 2010 U.S. federal tax year will expire within the next twelve months. The lapse in the statute of limitations would be expected to decrease tax expense within the next twelve months. The expiration of the statute of limitations related to the Company’s 2010 U.S. federal tax year could result in a tax benefit of up to approximately $0.1 million.

14. STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED SHARES

During the first quarter of fiscal 2014, the Company granted performance-based restricted stock to certain key employees pursuant to the Company’s 2005 Long-Term Incentive Compensation Plan, as amended and restated, and subject to certain conditions in the grant agreement. Such stock generally vests 100% in May 2016, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. A total of 109,644 shares of performance-based restricted stock were issued at an estimated value of $1.9 million, which is being recorded as compensation expense on a straight-line basis over the vesting period.

Also, during the first and second quarters of fiscal 2014, the Company granted an aggregate of 225,938 and 132,401 shares of restricted stock to certain key employees, which vest over a three-year period, at an estimated value of $4.0 million and $2.7 million, respectively. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the second quarter of fiscal 2014, the Company awarded, to five directors, an aggregate of 13,740 shares of restricted stock, which vest over a three-year period at an estimated fair value of $0.3 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the first quarter of fiscal 2014, the Company granted an aggregate of 4,000 SARs, to be settled in shares of common stock, to certain key employees. The SARs have exercise prices ranging from $16.79 to $17.34, generally vest over a three-year period and have a seven-year term. The total fair value of the SARs, based on the Black-Scholes Option Pricing Model, amounted to approximately $37,800, which is being recorded as compensation expense on a straight-line basis over the vesting period of each SAR.

15. SEGMENT INFORMATION

The Company has four reportable segments: Men’s Sportswear and Swim, Women’s Sportswear, Direct-to-Consumer and Licensing. The Men’s Sportswear and Swim and Women’s Sportswear segments derive revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. The Direct-to-Consumer segment derives its revenues from the sale of the Company’s branded and licensed products through its retail stores and e-commerce platform. The Licensing segment derives its revenues from royalties associated with the use of the Company’s brand names, principally Perry Ellis, Jantzen, John Henry, Original Penguin, Gotcha, Farah, Savane, Pro Player, Laundry, Manhattan and Munsingwear.

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by each segment.

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$152,594	$151,102	$351,271	$349,464
Women’s Sportswear	32,326	30,526	72,120	72,928
Direct-to-Consumer	19,572	21,462	36,585	39,714
Licensing	7,213	6,347	14,048	12,854

Total revenues	$211,705	$209,437	$474,024	$474,960

Depreciation and amortization:
Men’s Sportswear and Swim	$1,777	$2,147	$3,471	$4,269
Women’s Sportswear	425	474	825	935
Direct-to-Consumer	777	733	1,438	1,457
Licensing	31	118	68	229

Total depreciation and amortization	$3,010	$3,472	$5,802	$6,890

Operating (loss) income :
Men’s Sportswear and Swim	$(3,413)	$(2,520)	$7,828	$10,697
Women’s Sportswear	(864)	(1,602)	699	(466)
Direct-to-Consumer	(2,412)	(879)	(5,265)	(2,619)
Licensing (1)	5,704	4,751	17,243	10,113

Total operating (loss) income	$(985)	$(250)	$20,505	$17,725
Total interest expense	3,722	3,513	7,525	7,322

Total net (loss) income before income taxes	$(4,707)	$(3,763)	$12,980	$10,403

(1)

Operating income for the licensing segment for the six months ended August 3, 2013 includes a gain on sale of long-lived assets in the amount of $6.3 million. See footnote 6 to the consolidated financial statements for further information.

16. BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the three and six months ended fiscal 2014 and 2013:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands)
Service cost	$63	$63	$126	$126
Interest cost	406	433	812	866
Expected return on plan assets	(555)	(483)	(1,110)	(966)
Amortization of net loss	133	131	266	262

Net periodic benefit cost	$47	$144	$94	$288

17. FAIR VALUE MEASUREMENTS

Accounts receivable, accounts payable, accrued interest payable and accrued expenses. The carrying amounts reported in the balance sheets approximate fair value due to the short-term nature of these instruments.

Real estate mortgages. (classified within Level 2 of the valuation hierarchy)—The carrying amounts of the real estate mortgages were approximately $24.6 million and $25.0 million at August 3, 2013 and February 2, 2013, respectively. The carrying values of the real estate mortgages at August 3, 2013 and February 2, 2013 approximate fair value since they were recently entered into and thus the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 1 of the valuation hierarchy)—The carrying amounts of the 7 7/8% senior subordinated notes payable were approximately $150.0 million at August 3, 2013 and February 2, 2013, respectively. As of August 3, 2013 and February 2, 2013, the fair value of the 7 7/8% senior subordinated notes payable was approximately $162.5 million and $160.5 million, respectively, based on quoted market prices.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

18. COMMITMENTS AND CONTINGENCIES

On May 7, 2013, the Company entered into employment agreements with George Feldenkreis, the Company’s Chairman of the Board of Directors and Chief Executive Officer, and Oscar Feldenkreis, the Company’s Vice Chairman of the Board of Directors, President and Chief Operating Officer. The term of each employment agreement ends on January 30, 2016. Pursuant to the employment agreements, base salaries will not be less than $1.0 million per year during the term of employment. Additionally, the executives are entitled to participate in the Company’s incentive compensation plans.

19. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc. (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of August 3, 2013 and February 2, 2013 and for the three and six months ended August 3, 2013 and July 28, 2012. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

Effective June 2013, the Company changed its reporting entity structure through the merger of companies under common control. C&C California, LLC (“C&C California”) and Laundry, LLC (“Laundry”) were merged with Supreme International, LLC. C&C California and Laundry were previously classified as non-guarantor subsidiaries in the condensed consolidating financial statements and are currently classified as guarantor subsidiaries as a result of the merger. The change in reporting entity was retrospectively applied to the condensed consolidating financial statements for all periods presented.

The effect on the condensed consolidating statement of comprehensive (loss) income, as a result of the change in reporting entity, is an increase of approximately ($0.2) million and $0.4 million in net (loss) income and comprehensive (loss) income to the guarantor subsidiaries for the three and six months ended July 28, 2012, respectively with a corresponding change to the non-guarantor for the respective periods from the previously reported amounts.

The effect on the condensed consolidating balance sheet as of February 2, 2013, as a result of the change in reporting entity, is a decrease in net assets of $20.7 million to the guarantor subsidiaries and a corresponding increase in net assets to the non-guarantor.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF AUGUST 3, 2013

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$9,127	$49,630	$—	$58,757
Accounts receivable, net	—	122,971	17,527	—	140,498
Intercompany receivable	180,467	—	—	(180,467)	—
Inventories	—	160,498	18,374	—	178,872
Deferred income taxes	—	8,687	126	—	8,813
Prepaid income taxes	—	8,261	885	77	9,223
Prepaid expenses and other current assets	—	10,159	666	—	10,825

Total current assets	180,467	319,703	87,208	(180,390)	406,988
Property and equipment, net	—	54,845	4,882	—	59,727
Other intangible assets, net	—	207,781	38,431	—	246,212
Goodwill	—	13,794	—	—	13,794
Investment in subsidiaries	351,195	—	—	(351,195)	—
Other assets	5,874	1,954	534	—	8,362

TOTAL	$537,536	$598,077	$131,055	$(531,585)	$735,083

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$—	$89,330	$9,328	$—	$98,658
Accrued expenses and other liabilities	1,907	18,784	4,570	(1,907)	23,354
Accrued interest payable	4,056	—	—	—	4,056
Unearned revenues	—	3,092	2,132	—	5,224
Intercompany payable	—	158,322	24,701	(183,023)	—

Total current liabilities	5,963	269,528	40,731	(184,930)	131,292

Senior subordinated notes payable, net	150,000	—	—	—	150,000
Real estate mortgages	—	23,774	—	—	23,774
Deferred pension obligation	—	13,086	93	—	13,179
Unearned revenues and other long-term liabilities	—	10,855	4,144	—	14,999
Deferred income taxes	—	18,282	—	1,984	20,266

Total long-term liabilities	150,000	65,997	4,237	1,984	222,218

Total liabilities	155,963	335,525	44,968	(182,946)	353,510

Total equity	381,573	262,552	86,087	(348,639)	381,573

TOTAL	$537,536	$598,077	$131,055	$(531,585)	$735,083

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF FEBRUARY 2, 2013

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$14,825	$40,132	$—	$54,957
Accounts receivable, net	—	156,645	17,839	—	174,484
Intercompany receivable	180,030	—	—	(180,030)	—
Inventories	—	164,106	19,021	—	183,127
Deferred income taxes	—	11,474	134	—	11,608
Prepaid income taxes	—	12,804	—	(5,543)	7,261
Prepaid expenses and other current assets	—	9,883	1,784	—	11,667

Total current assets	180,030	369,737	78,910	(185,573)	443,104
Property and equipment, net	—	46,278	4,471	—	50,749
Other intangible assets, net	—	208,251	38,430	—	246,681
Goodwill	—	13,794	—	—	13,794
Investment in subsidiaries	342,705	—	—	(342,705)	—
Other assets	6,096	2,097	608	—	8,801

TOTAL	$528,831	$640,157	$122,419	$(528,278)	$763,129

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$—	$123,177	$8,851	$—	$132,028
Accrued expenses and other liabilities	3,530	21,542	11,050	(7,527)	28,595
Accrued interest payable	4,061	—	—	—	4,061
Unearned revenues	—	2,627	2,020	—	4,647
Intercompany payable	—	163,644	17,882	(181,526)	—

Total current liabilities	7,591	310,990	39,803	(189,053)	169,331

Senior subordinated notes payable, net	150,000	—	—	—	150,000
Real estate mortgages	—	24,202	—	—	24,202
Deferred pension obligation	—	14,580	106	—	14,686
Unearned revenues and other long-term liabilities	—	10,216	4,612	—	14,828
Deferred income taxes	—	16,858	—	1,984	18,842

Total long-term liabilities	150,000	65,856	4,718	1,984	222,558

Total liabilities	157,591	376,846	44,521	(187,069)	391,889

Total equity	371,240	263,311	77,898	(341,209)	371,240

TOTAL	$528,831	$640,157	$122,419	$(528,278)	$763,129

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED AUGUST 3, 2013

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$187,666	$16,826	$—	$204,492
Royalty income	—	4,288	2,925	—	7,213

Total revenues	—	191,954	19,751	—	211,705
Cost of sales	—	132,900	10,259	—	143,159

Gross profit	—	59,054	9,492	—	68,546
Operating expenses:
Selling, general and administrative expenses	—	58,891	7,630	—	66,521
Depreciation and amortization	—	2,821	189	—	3,010

Total operating expenses	—	61,712	7,819	—	69,531

Operating (loss) income	—	(2,658)	1,673	—	(985)
Interest expense	—	3,694	28	—	3,722

Net (loss) income before income taxes	—	(6,352)	1,645	—	(4,707)
Income tax (benefit) provision	—	(1,933)	56	—	(1,877)

Equity in earnings of subsidiaries, net	(2,830)	—	—	2,830	—

Net (loss) income	(2,830)	(4,419)	1,589	2,830	(2,830)

Other comprehensive (loss) income	(575)	81	(656)	575	(575)

Comprehensive (loss) income	$(3,405)	$(4,338)	$933	$3,405	$(3,405)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS (UNAUDITED)

FOR THE THREE MONTHS ENDED JULY 28, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$187,246	$15,844	$—	$203,090
Royalty income	—	3,376	2,971	—	6,347

Total revenues	—	190,622	18,815	—	209,437
Cost of sales	—	129,738	10,374	—	140,112

Gross profit	—	60,884	8,441	—	69,325
Operating expenses:
Selling, general and administrative expenses	—	58,620	7,483	—	66,103
Depreciation and amortization	—	3,309	163	—	3,472

Total operating expenses	—	61,929	7,646	—	69,575

Operating (loss) income	—	(1,045)	795	—	(250)
Interest expense	—	3,480	33	—	3,513

Net (loss) income before income taxes	—	(4,525)	762	—	(3,763)
Income tax (benefit) provision	—	(1,401)	80	—	(1,321)

Equity in earnings of subsidiaries, net	(2,442)	—	—	2,442	—

Net (loss) income	(2,442)	(3,124)	682	2,442	(2,442)

Other comprehensive loss	(848)	—	(848)	848	(848)

Comprehensive loss	$(3,290)	$(3,124)	$(166)	$3,290	$(3,290)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE SIX MONTHS ENDED AUGUST 3, 2013

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$423,911	$36,065	$—	$459,976
Royalty income	—	8,322	5,726	—	14,048

Total revenues	—	432,233	41,791	—	474,024
Cost of sales	—	294,898	21,899	—	316,797

Gross profit	—	137,335	19,892	—	157,227
Operating expenses:
Selling, general and administrative expenses	—	121,845	15,345	—	137,190
Depreciation and amortization	—	5,423	379	—	5,802

Total operating expenses	—	127,268	15,724	—	142,992
Gain on sale of long-lived assets	—	(691)	6,961	—	6,270

Operating income	—	9,376	11,129	—	20,505
Interest expense	—	7,471	54	—	7,525

Net income before income taxes	—	1,905	11,075	—	12,980
Income tax provision	—	2,664	1,826	—	4,490

Equity in earnings of subsidiaries, net	8,490	—	—	(8,490)	—

Net income (loss)	8,490	(759)	9,249	(8,490)	8,490

Other comprehensive (loss) income	(899)	162	(1,061)	899	(899)

Comprehensive income (loss)	$7,591	$(597)	$8,188	$(7,591)	$7,591

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 28, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$427,780	$34,326	$—	$462,106
Royalty income	—	6,791	6,063	—	12,854

Total revenues	—	434,571	40,389	—	474,960
Cost of sales	—	296,668	21,227	—	317,895

Gross profit	—	137,903	19,162	—	157,065
Operating expenses:
Selling, general and administrative expenses	—	117,979	14,471	—	132,450
Depreciation and amortization	—	6,566	324	—	6,890

Total operating expenses	—	124,545	14,795	—	139,340

Operating income	—	13,358	4,367	—	17,725
Interest expense	—	7,269	53	—	7,322

Net income before income taxes	—	6,089	4,314	—	10,403
Income tax provision	—	2,518	651	—	3,169

Equity in earnings of subsidiaries, net	7,234	—	—	(7,234)	—

Net income	7,234	3,571	3,663	(7,234)	7,234

Other comprehensive loss	(96)	—	(96)	96	(96)

Comprehensive income	$7,138	$3,571	$3,567	$(7,138)	$7,138

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED AUGUST 3, 2013

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(1,406)	$16,272	$(815)	$—	$14,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(13,600)	(987)	—	(14,587)
Proceeds on sale of intangible assets	—	—	4,875	—	4,875

Net cash (used in) provided by investing activities	—	(13,600)	3,888	—	(9,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	214,131	—	—	214,131
Payments on senior credit facility	—	(214,131)	—	—	(214,131)
Payments on real estate mortgages	—	(403)	—	—	(403)
Payments on capital leases	—	(157)	—	—	(157)
Deferred financing fees	—	(25)	—	—	(25)
Proceeds from exercise of stock options	124	—	—	—	124
Tax benefit from exercise of stock options	96	—	—	—	96
Intercompany transactions	1,360	(7,785)	6,599	(174)	—

Net cash provided by (used in) financing activities	1,580	(8,370)	6,599	(174)	(365)
Effect of exchange rate changes on cash and cash equivalents	(174)	—	(174)	174	(174)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(5,698)	9,498	—	3,800
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	14,825	40,132	—	54,957

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$9,127	$49,630	$—	$58,757

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 28, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$1,390	$70,751	$13,180	$—	$85,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,981)	(202)	—	(3,183)
Payment on purchase of intangible assets	—	(7,000)	—	—	(7,000)
Proceeds in connection with purchase price adjustment	—	4,547	—	—	4,547

Net cash used in investing activities	—	(5,434)	(202)	—	(5,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior credit facility	—	175,036	—	—	175,036
Payments on senior credit facility	—	(196,715)	—	—	(196,715)
Payments on real estate mortgages	—	(345)	—	—	(345)
Payments on capital leases	—	(135)	—	—	(135)
Proceeds from exercise of stock options	423	—	—	—	423
Tax benefit from exercise of stock options	296	—	—	—	296
Intercompany transactions	(2,111)	2,286	(177)	2	—

Net cash used in financing activities	(1,392)	(19,873)	(177)	2	(21,440)
Effect of exchange rate changes on cash and cash equivalents	2	—	2	(2)	2

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	45,444	12,803	—	58,247
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	293	23,823	—	24,116

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$45,737	$36,626	$—	$82,363

20. SUBSEQUENT EVENTS

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended February 2, 2013 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks and goodwill, and the measurement of retirement related benefits. We believe that there have been no significant changes to our critical accounting policies during the three and six months ended August 3, 2013 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended February 2, 2013.

Results of Operations

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income by segment, the most directly comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$152,594	$151,102	$351,271	$349,464
Women’s Sportswear	32,326	30,526	72,120	72,928
Direct-to-Consumer	19,572	21,462	36,585	39,714
Licensing	7,213	6,347	14,048	12,854

Total revenues	$211,705	$209,437	$474,024	$474,960

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands)
Reconciliation of operating income to EBITDA
Operating (loss) income by segment:
Men’s Sportswear and Swim	$(3,413)	$(2,520)	$7,828	$10,697
Women’s Sportswear	(864)	(1,602)	699	(466)
Direct-to-Consumer	(2,412)	(879)	(5,265)	(2,619)
Licensing	5,704	4,751	17,243	10,113

Total operating (loss) income	$(985)	$(250)	$20,505	$17,725

Add:
Depreciation and amortization
Men’s Sportswear and Swim	$1,777	$2,147	$3,471	$4,269
Women’s Sportswear	425	474	825	935
Direct-to-Consumer	777	733	1,438	1,457
Licensing	31	118	68	229

Total depreciation and amortization	$3,010	$3,472	$5,802	$6,890

EBITDA by segment:
Men’s Sportswear and Swim	$(1,636)	$(373)	$11,299	$14,966
Women’s Sportswear	(439)	(1,128)	1,524	469
Direct-to-Consumer	(1,635)	(146)	(3,827)	(1,162)
Licensing	5,735	4,869	17,311	10,342

Total EBITDA	$2,025	$3,222	$26,307	$24,615

EBITDA margin by segment
Men’s Sportswear and Swim	(1.1%)	(0.2%)	3.2%	4.3%
Women’s Sportswear	(1.4%)	(3.7%)	2.1%	0.6%
Direct-to-Consumer	(8.4%)	(0.7%)	(10.5%)	(2.9%)
Licensing	79.5%	76.7%	123.2%	80.5%
Total EBITDA margin	1.0%	1.5%	5.5%	5.2%

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

The following is a discussion of the results of operations for the three and six month periods of the fiscal year ending February 1, 2014 (“fiscal 2014”) compared with the three and six month periods of the fiscal year ended February 2, 2013 (“fiscal 2013”).

Results of Operations—three and six months ended August 3, 2013 compared to the three and six months ended July 28, 2012.

Net sales. Men’s Sportswear and Swim net sales for the three months ended August 3, 2013 were $152.6 million, an increase of $1.5 million, or 1.0%, from $151.1 million for the three months ended July 28, 2012. The net sales increase was attributed primarily to increases in our Perry Ellis Collection and Nike swim brands, increases across our golf sportswear brands, which benefited from the expansion of our PGA Tour and Callaway brands and summer shipments of Ben Hogan, partially offset by a decrease in our Grand Slam brand.

Men’s Sportswear and Swim net sales for the six months ended August 3, 2013 were $351.3 million, an increase of $1.8 million, or 0.5%, from $349.5 million for the six months ended July 28, 2012. The net sales increase was attributed primarily to increases across our golf sportswear brands, as well as spring shipments of Ben Hogan, which was partially offset by a decrease in our private label bottoms programs.

Women’s Sportswear net sales for the three months ended August 3, 2013 were $32.3 million, an increase of $1.8 million, or 5.9%, from $30.5 million for the three months ended July 28, 2012. The net sales increase was attributed to increases in our Rafaella sportswear business, which was partially offset by decreases in our contemporary Laundry dress business.

Women’s Sportswear net sales for the six months ended August 3, 2013 were $72.1 million, a decrease of $0.8 million, or 1.1%, from $72.9 million for the six months ended July 28, 2012. The net sales change was attributable to increases in our Rafaella sportswear business, offset by decreases in our contemporary Laundry dress business.

Direct-to-Consumer net sales for the three months ended August 3, 2013 were $19.6 million, a decrease of $1.9 million, or 8.8%, from $21.5 million for the three months ended July 28, 2012. The net sales decrease was attributed to comparable store decreases in our store base, as well as a decline in ecommerce sales of 18% from last year due to the rollout of a less promotional strategy across our sites.

Direct-to-Consumer net sales for the six months ended August 3, 2013 were $36.6 million, a decrease of $3.1 million, or 7.8%, from $39.7 million for the six months ended July 28, 2012. The decrease was driven by lower traffic patterns in our stores influenced by macroeconomic factors, such as the northeast weather and economic weakness. Additionally, ecommerce sales were down approximately 22% from last year due to the rollout of a less promotional strategy across our sites.

Royalty income. Royalty income for the three months ended August 3, 2013 was $7.2 million, an increase of $0.9 million, or 14.3%, from $6.3 million for the three months ended July 28, 2012. The net sales increase was attributable the factors described below.

Royalty income for the six months ended August 3, 2013 was $14.0 million, an increase of $1.1 million, or 8.5%, from $12.9 million for the six months ended July 28, 2012. Royalty income increases were attributed to increases in our Original Penguin, Perry Ellis and contemporary Laundry businesses.

Gross profit. Gross profit was $68.5 million for the three months ended August 3, 2013, a decrease of $0.8 million, or 1.2%, from $69.3 million for the three months ended July 28, 2012. This decrease is attributed to the reduction in contribution from our direct-to-consumer segment as well as mid-tier channel revenues. Gross profit was $157.2 million for the six months ended August 3, 2013, an increase of $0.1 million, or 0.1%, from $157.1 million for the six months ended July 28, 2012. This increase is attributed to the sales mix composition described above and the factors described within the gross profit margin section below.

Gross profit margin. As a percentage of total revenue, gross profit margins were 32.4% for the three months ended August 3, 2013, as compared to 33.1% for the three months ended July 28, 2012, a decrease of 70 basis points. This decrease is primarily due to the lower contribution from our direct-to-consumer segment as well as mid-tier channel revenues. For the six months ended August 3, 2013, gross profit margins were 33.2% as a percentage of total revenue as compared to 33.1% for the six months ended July 28, 2013, an increase of 10 basis points. This increase is primarily associated with higher margins in our golf lifestyle apparel, as well as our Rafaella collection sportswear business.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended August 3, 2013 were $66.5 million, an increase of $0.4 million, or 0.6%, from $66.1 million for the three months ended July 28, 2012. The increase was in line with our expectations and was primarily attributed to additional investment in brand marketing, ecommerce photography, and other infrastructure spends. Also, we experienced costs in the amount of $0.8 million related to the relocation of our New York offices. The three months ended July 28, 2012, included costs in the amount of approximately $3.5 million related to our reorganization, which included voluntary early retirement costs, the costs associated with the exit and relocation of a third party logistics provider and severance expense related to exited businesses, however, no such costs were incurred in the comparable period during fiscal 2014.

Selling, general and administrative expenses for the six months ended August 3, 2013 were $137.2 million, an increase of $4.7 million, or 3.5%, from $132.5 million for the six months ended July 28, 2012. The increase was in line with our expectations and was primarily attributed to additional investment in brand marketing, ecommerce photography, and other infrastructure spends. Also, we experienced costs in the amount of $2.0 million related to the relocation of our New York offices and $0.8 million in costs associated with the sale of the Asian rights of the John Henry trademark. The six months ended July 28, 2012, included costs in the amount of approximately $4.3 million related to our reorganization, which primarily encompassed voluntary early retirement costs, the costs associated with the exit of our Rafaella distribution facility and the move to our current third party logistics warehouse, and severance expense related to exited businesses, however, no such costs were incurred in the comparable period during fiscal 2014.

EBITDA. Men’s Sportswear and Swim EBITDA margin for the three months ended August 3, 2013 decreased 90 basis points to (1.1%), from (0.2)% for the three months ended July 28, 2012. Men’s Sportswear and Swim EBITDA margin for the six months ended August 3, 2013 decreased 110 basis points to 3.2%, from 4.3% for the six months ended July 28, 2012. The EBITDA margin was negatively impacted by reduced leverage from the increased infrastructure expenditures in this segment. The margin was also negatively impacted by costs associated with the relocation of our New York offices.

Women’s Sportswear EBITDA margin for the three months ended August 3, 2013 increased 230 basis points to (1.4%), from (3.7%) for the three months ended July 28, 2012. Women’s Sportswear EBITDA margin for the six months ended August 3, 2013 increased 150 basis points to 2.1%, from 0.6% for the six months ended July 28, 2012. The margin was positively impacted by the increase in gross margin in Rafaella sportswear, as well as Laundry. The margin increase was negatively impacted by costs associated with the relocation of our New York offices.

Direct-to-Consumer EBITDA margin for the three months ended August 3, 2013 decreased 770 basis points to (8.4%), from (0.7%) for the three months ended July 28, 2012. Direct-to-Consumer EBITDA margin for the six months ended August 3, 2013 decreased 760 basis points to (10.5%), from (2.9%) for the six months ended July 28, 2012. The decreases were primarily attributable to the reduction in revenue from our stores and ecommerce business, as described above. Because of the reduction in revenue, we were not able to realize a favorable leverage in selling, general and administrative expenses.

Licensing EBITDA margin for the three months ended August 3, 2013 increased 280 basis points to 79.5%, from 76.7% for the six months ended July 28, 2012. The increase is primarily attributed to the increase in royalty income form Original Penguin, Perry Ellis and Laundry. Licensing EBITDA margin for the six months ended August 3, 2013 increased 4,270 basis points to 123.2%, from 80.5% for the six months ended July 28, 2012. This increase was primarily attributed to the gain on the sale of the Asian rights of the John Henry brand as described below.

Depreciation and amortization. Depreciation and amortization for the three months ended August 3, 2013, was $3.0 million, a decrease of $0.5 million, or 14.3%, from $3.5 million for the three months ended July 28, 2012. Depreciation and amortization for the six months ended August 3, 2013, was $5.8 million, a decrease of $1.1 million, or 15.9%, from $6.9 million for the six months ended July 28, 2012. The decrease is attributed to the reduction in depreciation associated with the impairments of long-lived assets taken during the fourth quarter of fiscal 2013, offset by the increases in depreciation related to our capital expenditures, primarily in the direct-to-consumer segment and leaseholds.

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

Interest expense. Interest expense for the three months ended August 3, 2013 was $3.7 million, an increase of $0.2 million, or 5.7%, from $3.5 million for the three months ended July 28, 2012. Interest expense for the six months ended August 3, 2013 was $7.5 million, an increase of $0.2 million, or 2.7%, from $7.3 million for the six months ended July 28, 2012. The primary reason for the increase in interest expense is due to the higher average borrowings on our credit facility as compared to our borrowings in the prior year.

Income taxes. The income tax benefit for the three months ended August 3, 2013, was $1.9 million, an increase of $0.6 million, as compared to $1.3 million for the three months ended July 28, 2012. For the three months ended August 3, 2013, our effective tax rate was 39.9% as compared to 35.1% for the three months ended July 28, 2012. Our income tax expense for the six months ended August 3, 2013, was $4.5 million, an increase of $1.3 million, as compared to $3.2 million for the six months ended July 28, 2012. For the six months ended August 3, 2013, our effective tax rate was 34.6% as compared to 30.5% for the six months ended July 28, 2012. The overall increase in the effective tax rate is attributed to the unfavorable disallowance of certain executive compensation and the sale of certain intangible rights of the John Henry trademark as well as the change in ratio of income between domestic and foreign operations, of which the domestic operations are taxed at higher statutory tax rates.

Net income. Net loss for the three months ended August 3, 2013 was $2.8 million, an increase of $0.4 million, or 16.7%, as compared to $2.4 million for the three months ended July 28, 2012. Net income for the six months ended August 3, 2013 was $8.5 million, an increase of $1.3 million, or 18.1%, as compared to $7.2 million for the six months ended July 28, 2012. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions and capital expenditures; and to a lesser extent, on letter of credit facilities for the acquisition of a small portion of our inventory purchases. We believe that our working capital requirements will decrease for fiscal 2014 driven primarily by lower levels of inventory. As of August 3, 2013, our total working capital was $275.7 million as compared to $273.8 million as of February 2, 2013 and $275.9 million as of July 28, 2012. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets, which had a net book value of $23.4 million at August 3, 2013, have a higher market value. These real estate assets may provide us with additional capital resources. Additional borrowings against these real estate assets, however, would be subject to certain loan to value criteria established by lending institutions. As of August 3, 2013, we had mortgage loans on these properties totaling $24.6 million.

We consider the undistributed earnings of our foreign subsidiaries as of August 3, 2013, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of August 3, 2013, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $49.6 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Net cash provided by operating activities was $14.1 million for the six months ended August 3, 2013, as compared to cash provided by operating activities of $85.3 million for the six months ended July 28, 2012.

The cash provided by operating activities for the six months ended August 3, 2013, is primarily attributable to a decrease in accounts receivable of $33.7 million and a decrease in inventory of $3.6 million associated with inventory management; which was offset by a decrease in accounts payable and accrued expenses of $35.7 million and an increase in prepaid income taxes of $1.9 million. As a result of the decrease in inventory for the six months ended August 3, 2013, our inventory turnover ratio increased to 3.8 as compared to 3.5 for the comparable period in fiscal 2013. The cash provided by operating activities for the six months ended July 28, 2012 is primarily attributable to a decrease in inventory of $33.6 million associated with our inventory management, a decrease in accounts receivable of $17.6 million due to our collection efforts and an increase of our accounts payable and accrued expenses of $17.1 million; partially offset by an increase in prepaid expenses and other current assets in the amount of $1.6 million. As a result of the decrease in inventory for the six months ended July 28, 2012, our inventory turnover ratio increased to 3.5 as compared to 3.4 for the comparable period in fiscal 2012.

Net cash used in investing activities was $9.7 million for the six months ended August 3, 2013, as compared to cash used in investing activities of $5.6 million for the six months ended July 28, 2012. The net cash used during the first six months of fiscal 2014 primarily reflects the purchase of property and equipment of $14.6 million, primarily for leaseholds; which was partially offset by proceeds on the sale of certain Asian trademark rights with respect to John Henry of $4.9 million. The net cash used during the six months ended July 28, 2012, primarily reflects the purchase of Ben Hogan in the amount of $7.0 million and the purchase of property and equipment in the amount of $3.2 million; partially offset by the proceeds related to the Rafaella purchase price adjustment of $4.5 million. We anticipate capital expenditures during fiscal 2014 of $19.0 million to $22.0 million in technology, systems, retail stores, and other expenditures.

Net cash used in financing activities was $0.4 million for the six months ended August 3, 2013, as compared to cash used in financing activities of $21.4 million for the six months ended July 28, 2012. The net cash used during the first six months of fiscal 2014 primarily reflects payments of $0.4 million on our mortgage loans and payments on capital leases of $0.2 million; partially offset by proceeds from exercises of stock options of $0.1 million and a tax benefit from the exercise of stock options of $0.1 million. The net cash used during the first six months of fiscal 2013 primarily reflects net payments on our senior credit facility of $21.7 million; partially offset by proceeds from exercises of stock options of $0.4 million and a tax benefit from the exercise of stock options of $0.3 million.

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

Senior Credit Facility

On December 2, 2011, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $125 million, subject to increases from time to time in increments of $25 million up to a maximum of $200 million. The Credit Facility has a five-year term that expires on December 2, 2016. At August 3, 2013 and February 2, 2013, we had no outstanding borrowings under the Credit Facility.

Certain Covenants. The Credit Facility contains certain financial and other covenants, which, among other things, require us to maintain a minimum fixed charge coverage ratio if availability falls below certain thresholds. We are not aware of any non-compliance with any of our covenants in this Credit Facility. These covenants may restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness and liens in certain circumstances, redeem or repurchase capital stock, make certain investments or sell assets. We may pay cash dividends subject to certain restrictions set forth in the covenants including, but not limited to, meeting a minimum excess availability threshold and no occurrence of a default. We could be materially harmed if we violate any of the covenants, as the lenders under the Credit Facility could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, the lenders could proceed against our assets and the assets of our subsidiaries that are borrowers or guarantors. In addition, a covenant violation that is not cured or waived by the lenders could also constitute a cross-default under certain of our other outstanding indebtedness, such as the indenture relating to our 7 7/8% senior subordinated notes due April 1, 2019, our letter of credit facilities, or our real estate mortgage loans. Such a cross-default could result in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

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

Letter of Credit Facilities

As of August 3, 2013, we maintained two U.S. dollar letter of credit facilities totaling $55.0 million and one letter of credit facility totaling $0.3 million utilized by our United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

As of August 3, 2013 and February 2, 2013, there was $43.4 million and $43.5 million, respectively available under our existing letter of credit facilities.

Real Estate Mortgage Loans

In July 2010, we paid off our then existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. The interest rate has been modified since the refinancing date. The interest rate most recently was 4.25% per annum and monthly payments of principal and interest were $71,000, based on a 25-year amortization with the outstanding principal due at maturity. In July 2013, we amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 3.90% per annum and the terms were restated to reflect new monthly payments of principal and interest of $69,000 based on a 25-year amortization with the outstanding principal due at maturity. At August 3, 2013, the balance of the real estate mortgage loan totaled $11.9 million, net of discount, of which $354,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on June 7, 2016. The original interest rate has been modified. The interest rate most recently was 4.95% per annum and quarterly payments of principal and interest were $268,000, based on a 20-year amortization with the outstanding principal due at maturity. In July 2012, we amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 4.00% per annum and the terms were restated to reflect new quarterly payments of principal and interest of approximately $248,000, based on a 20-year amortization with the outstanding principal due at maturity. At August 3, 2013, the balance of the real estate mortgage loan totaled $12.7 million, net of discount, of which approximately $479,000 is due within one year.

The real estate mortgage loans contain certain covenants. We are not aware of any non-compliance with any of these covenants. If we violate any of these covenants, the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. A covenant violation could also constitute a cross-default under our senior credit facility, the letter of credit facility and the indenture relating to our senior subordinated notes resulting in all our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements” as defined by applicable GAAP and SEC rules.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and six months ended August 3, 2013.

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

Item 4: Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 3, 2013 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended August 3, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Exhibit Description	Where Filed

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to Section 1350	Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to Section 1350	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

September 6, 2013	By: /S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Section 1350

32.2	Certification of Principal Financial Officer pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase