Form 10-Q
period 2013-11-02
PERRY ELLIS INTERNATIONAL INC
filed 2013-12-09
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 2, 2013

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

The number of shares outstanding of the registrant’s common stock is 15,679,629 (as of December 3, 2013).

PERRY ELLIS INTERNATIONAL, INC.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	November 2, 2013	February 2, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$49,493	$54,957
Accounts receivable, net	148,982	174,484
Inventories	166,491	183,127
Deferred income taxes	10,519	11,608
Prepaid income taxes	9,276	7,261
Prepaid expenses and other current assets	8,912	11,667

Total current assets	393,673	443,104

Property and equipment, net	61,206	50,749
Other intangible assets, net	245,978	246,681
Goodwill	13,794	13,794
Other assets	8,429	8,801

TOTAL	$723,080	$763,129

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$76,425	$132,028
Accrued expenses and other liabilities	25,871	28,595
Accrued interest payable	1,104	4,061
Unearned revenues	4,630	4,647

Total current liabilities	108,030	169,331

Senior subordinated notes payable, net	150,000	150,000
Senior credit facility	18,826	—
Real estate mortgages	23,539	24,202
Deferred pension obligation	12,457	14,686
Unearned revenues and other long-term liabilities	14,929	14,828
Deferred income taxes	19,298	18,842

Total long-term liabilities	239,049	222,558

Total liabilities	347,079	391,889

Commitments and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,946,152 shares issued and outstanding as of November 2, 2013 and 15,326,658 shares issued and outstanding as of February 2, 2013	159	153
Additional paid-in-capital	154,572	150,091
Retained earnings	234,524	229,056
Accumulated other comprehensive loss	(8,255)	(8,060)

Total	381,000	371,240
Treasury stock at cost; 267,274 shares as of November 2, 2013 and no shares as of February 2, 2013	(4,999)	—

Total equity	376,001	371,240

TOTAL	$723,080	$763,129

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012

Revenues:
Net sales	$214,700	$229,330	$674,676	$691,436
Royalty income	7,421	6,918	21,469	19,772

Total revenues	222,121	236,248	696,145	711,208
Cost of sales	150,757	160,453	467,554	478,348

Gross profit	71,364	75,795	228,591	232,860

Operating expenses:
Selling, general and administrative expenses	68,434	64,394	205,624	196,844
Depreciation and amortization	3,573	3,424	9,375	10,314

Total operating expenses	72,007	67,818	214,999	207,158
(Loss) gain on sale of long-lived assets	(108)	410	6,162	410

Operating (loss) income	(751)	8,387	19,754	26,112
Interest expense	3,782	3,689	11,307	11,011

Net (loss) income before income taxes	(4,533)	4,698	8,447	15,101
Income tax (benefit) provision	(1,511)	1,518	2,979	4,687

Net (loss) income	$(3,022)	$3,180	$5,468	$10,414

Net (loss) income per share:
Basic	$(0.20)	$0.22	$0.36	$0.71

Diluted	$(0.20)	$0.21	$0.36	$0.68

Weighted average number of shares outstanding

Basic	14,991	14,662	15,042	14,669
Diluted	14,991	15,295	15,363	15,275

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012

Net (loss) income	$(3,022)	$3,180	$5,468	$10,414

Other Comprehensive income (loss):
Foreign currency translation adjustments, net	623	568	(438)	472
Unrealized gain on pension liability, net of tax	81	—	243	—

Total other comprehensive income (loss)	704	568	(195)	472

Comprehensive (loss) income	$(2,318)	$3,748	$5,273	$10,886

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended
	November 2, 2013	October 27, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,468	$10,414
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,814	10,237
Provision for bad debts	(154)	111
Tax benefit from exercise of stock options	78	(384)
Amortization of debt issue cost	528	533
Amortization of premiums and discounts	48	38
Deferred income taxes	1,389	2,105
Gain on sale of long-lived assets, net	(6,162)	(410)
Share-based compensation	4,431	2,968
Changes in operating assets and liabilities:
Accounts receivable, net	25,544	(9,271)
Inventories	16,416	41,125
Prepaid income taxes	(2,105)	1,885
Prepaid expenses and other current assets	(464)	(748)
Other assets	(155)	161
Deferred pension obligation	(1,830)	(1,708)
Accounts payable and accrued expenses	(56,509)	6,689
Accrued interest payable	(2,957)	(3,168)
Unearned revenues and other liabilities	255	(370)

Net cash (used in) provided by operating activities	(6,365)	60,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(18,585)	(6,415)
Proceeds on sale of intangible assets	4,875	410
Proceeds on sale of long-lived assets, net	1,892	—
Payment on purchase of intangible assets	—	(7,000)
Proceeds in connection with purchase price adjustment	—	4,547

Net cash used in investing activities	(11,818)	(8,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	321,364	237,047
Payments on senior credit facility	(302,538)	(258,726)
Purchase of treasury stock	(4,999)	(2,582)
Payments on real estate mortgages	(606)	(534)
Payments on capital leases	(237)	(258)
Tax benefit from exercise of stock options	(78)	384
Deferred financing fees	(66)	(100)
Proceeds from exercise of stock options	134	601

Net cash provided by (used in) financing activities	12,974	(24,168)

Effect of exchange rate changes on cash and cash equivalents	(255)	(38)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,464)	27,543
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,957	24,116

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,493	$51,659

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended
	November 2, 2013	October 27, 2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,688	$13,966

Income taxes	$1,561	$5,622

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$971	$1

Capital lease financing	$—	$888

Investment in joint venture	$—	$396

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

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	November 2, 2013	February 2, 2013
	(in thousands)
Trade accounts	$164,461	$192,268
Royalties	4,665	3,912
Other receivables	1,218	4,147

Total	170,344	200,327
Less: allowances	(21,362)	(25,843)

Total	$148,982	$174,484

4. INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price, customs, duties, freight, and commissions to buying agents.

Inventories consisted of the following as of:

	November 2, 2013	February 2, 2013
	(in thousands)

Finished goods	$165,399	$181,668
Raw materials and in process	1,092	1,459

Total	$166,491	$183,127

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	November 2, 2013	February 2, 2013
	(in thousands)

Furniture, fixtures and equipment	$87,280	$90,365
Buildings and building improvements	19,597	19,550
Vehicles	796	923
Leasehold improvements	40,172	30,621
Land	9,448	9,426

Total	157,293	150,885
Less: accumulated depreciation and amortization	(96,087)	(100,136)

Total	$61,206	$50,749

The above table of property and equipment includes assets held under capital leases as of:

	November 2, 2013	February 2, 2013
	(in thousands)
Furniture, fixtures and equipment	$938	$938
Less: accumulated depreciation and amortization	(465)	(230)

Total	$473	$708

For the three months ended November 2, 2013 and October 27, 2012, depreciation and amortization expense relating to property and equipment amounted to $3.5 million and $3.3 million, respectively. For the nine months ended November 2, 2013 and October 27, 2012, depreciation and amortization expense relating to property and equipment amounted to $9.1 million and $9.5 million, respectively. These amounts include amortization expense for leased property under capital leases.

The Company previously closed its Winnsboro distribution facility (“Winnsboro”) and listed the property for sale. Accordingly, Winnsboro was classified as a held-for-sale asset in the amount of $2.0 million. During the third quarter of fiscal 2014, the Company sold Winnsboro for a total sales price of $2.0 million, less selling commissions and closing costs. As a result of this transaction, the Company recorded a loss of $0.1 million.

6. INTANGIBLE ASSETS

Trademarks

Trademarks included in other intangible assets, net, are considered indefinite-lived assets and totaled $240.2 million at November 2, 2013 and February 2, 2013.

During the fourth quarter of fiscal 2013, the Company entered into a sales agreement, in the amount of $7.5 million, for certain Asian trademark rights with respect to John Henry. This transaction closed in the first quarter of fiscal 2014. The Company collected proceeds of $4.9 million and $2.6 million during the first quarter of fiscal 2014 and the fourth quarter of fiscal 2013, respectively. As a result of this transaction, the Company recorded a gain of $6.3 million in the licensing segment. The Company plans to continue executing on the domestic strategy of the John Henry brand as a modern lifestyle resource to select retailers and through its licensing relationships in Latin America.

Other

Other intangible assets represent:

	November 2, 2013	February 2, 2013
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(2,631)	(1,927)

Total	$5,819	$6,523

For the three months ended November 2, 2013 and October 27, 2012, amortization expense relating to customer lists amounted to $0.2 million, respectively, for each period. For the nine months ended November 2, 2013 and October 27, 2012, amortization expense relating to customer lists amounted to $0.7 million, respectively, for each period. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the estimated amortization expense for future periods based on recorded amounts as of November 2, 2013, will be approximately $0.9 million a year through fiscal 2019.

7. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consisted of the following as of:

	November 2, 2013	February 2, 2013
	(in thousands)

Total letter of credit facilities	$55,320	$55,316
Outstanding letters of credit	(11,879)	(11,768)

Total letters of credit available	$43,441	$43,548

8. REAL ESTATE MORTGAGE

In July 2010, the Company paid off its then existing real estate mortgage loan and refinanced its main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. The interest rate has been modified since the refinancing date. The interest rate most recently was 4.25% per annum and monthly payments of principal and interest were $71,000, based on a 25-year amortization with the outstanding principal due at maturity. In July 2013, the Company amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 3.90% per annum and the terms were restated to reflect new monthly payments of principal and interest of $69,000 based on a 25-year amortization with the outstanding principal due at maturity. At November 2, 2013, the balance of the real estate mortgage loan totaled $11.8 million, net of discount, of which $357,000 is due within one year.

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

9. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $4.7 million and $3.8 million for the three months ended November 2, 2013 and October 27, 2012, respectively, and $13.4 million and $11.4 million for the nine months ended November 2, 2013 and October 27, 2012, respectively, and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(3,022)	$3,180	$5,468	$10,414

Denominator:
Basic-weighted average shares	14,991	14,662	15,042	14,669
Dilutive effect: equity awards	—	526	321	499
Dilutive effect: warrant	—	107	—	107

Diluted-weighted average shares	14,991	15,295	15,363	15,275

Basic (loss) income per share	$(0.20)	$0.22	$0.36	$0.71

Diluted (loss) income per share	$(0.20)	$0.21	$0.36	$0.68

Antidilutive effect:(1)	2,038	771	908	1,142

(1)	Represents weighted average of stock options to purchase shares of common stock, SARS and restricted stock that were not included in computing diluted (loss) income per share because their effects were antidilutive for the respective periods.

11. EQUITY

The following table reflects the changes in equity:

Changes in Equity
(in thousands)
Equity at February 2, 2013	$371,240

Comprehensive income	5,273
Share transactions under employee equity compensation plans	4,487
Purchase of treasury stock	(4,999)

Equity at November 2, 2013	$376,001

Equity at January 28, 2012	$366,495

Comprehensive income	10,886
Share transactions under employee equity compensation plans	3,953
Purchase of treasury stock	(2,582)

Equity at October 27, 2012	$378,752

During the three months ended November 2, 2013, the Board of Directors extended the stock repurchase program to authorize the Company to purchase, from time to time and as market and business conditions warranted, up to $60 million of the Company’s common stock for cash in the open market or in privately negotiated transactions through October 31, 2014. Although the Board of Directors allocated a maximum of $60 million to carry out the program, the Company is not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis. Total purchases under the plan to date amount to $40.9 million.

During January 2013, the Company retired 1,290,022 shares of treasury stock recorded at a cost of approximately $18.5 million. Accordingly, during fiscal 2013, the Company reduced common stock and additional paid-in-capital by $13,000 and $18.5 million, respectively. Additionally, the Company repurchased shares of its common stock during fiscal 2014 at a cost of $5.0 million.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, net of tax:

	Unrealized (Loss) Gain on Pension Liability	Foreign Currency Translation Adjustments, Net	Total
	(in thousands)
Balance, February 2, 2013	$(7,176)	$(884)	$(8,060)
Other comprehensive loss before reclassifications	—	(438)	(438)
Amounts reclassified from accumulated other comprehensive loss	243	—	243

Balance, November 2, 2013	$(6,933)	$(1,322)	$(8,255)

A summary of the impact on the condensed consolidated statements of income line items is as follows:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended
	November 2, 2013	October 27, 2012
	(in thousands)
Amortization of defined benefit pension items
Actuarial losses	$133	$—	Selling, general and administrative expenses
Tax benefit	(52)	—	Income tax (benefit) provision

Total, net of tax	$81	$—

	Nine Months Ended
	November 2, 2013	October 27, 2012
	(in thousands)
Amortization of defined benefit pension items
Actuarial losses	$399	$—	Selling, general and administrative expenses
Tax benefit	(156)	—	Income tax (benefit) provision

Total, net of tax	$243	$—

13. INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2011 through 2013 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to open tax years from 2005 through 2014, depending on each state’s particular statute of limitation. As of November 2, 2013, the 2011 U.S. federal income tax return is under examination as well as various state, local, and foreign income tax returns by various taxing authorities.

The Company has a $0.6 million liability recorded for unrecognized tax benefits as of February 2, 2013, which includes interest and penalties of $0.1 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three month and nine months ended November 2, 2013, the total amount of unrecognized tax benefits decreased by approximately $73,000 and $9,000, respectively. The change to the total amount of the unrecognized tax benefit for the three and nine months ended November 2, 2013 included a decrease in interest and penalties of approximately $13,000 and an increase of approximately $6,000, respectively.

The Company does not currently anticipate a resolution within the next twelve months for any of the remaining unrecognized tax benefits as of November 2, 2013. However, the statute of limitations related to the Company’s 2011 U.S. federal tax year will expire within the next twelve months. The lapse in the statute of limitations would be expected to decrease tax expense within the next twelve months. The expiration of the statute of limitations related to the Company’s 2011 U.S. federal tax year could result in a tax benefit of up to approximately $0.1 million.

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

Also, during the first, second and third quarters of fiscal 2014, the Company granted an aggregate of 225,938, 133,460 and 120,400 shares of restricted stock to certain key employees, which vest over a three to five year period, at an estimated value of $4.0 million, $2.7 million and $2.2 million, respectively. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the second quarter of fiscal 2014, the Company awarded, to five directors, an aggregate of 13,740 shares of restricted stock, which vest over a three-year period at an estimated fair value of $0.3 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the first and third quarters of fiscal 2014, the Company granted an aggregate of 14,000 SARs, to be settled in shares of common stock, to certain key employees. The SARs have exercise prices ranging from $16.79 to $18.57, generally vest over a three to four year period and have seven to ten year terms. The total fair value of the SARs, based on the Black-Scholes Option Pricing Model, amounted to approximately $141,000, which is being recorded as compensation expense on a straight-line basis over the vesting period of each SAR.

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by each segment.

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$158,585	$165,517	$509,856	$514,981
Women’s Sportswear	37,912	45,105	110,032	118,033
Direct-to-Consumer	18,203	18,708	54,788	58,422
Licensing	7,421	6,918	21,469	19,772

Total revenues	$222,121	$236,248	$696,145	$711,208

Depreciation and amortization:
Men’s Sportswear and Swim	$1,893	$2,108	$5,364	$6,377
Women’s Sportswear	583	531	1,408	1,466
Direct-to-Consumer	1,062	712	2,500	2,169
Licensing	35	73	103	302

Total depreciation and amortization	$3,573	$3,424	$9,375	$10,314

Operating (loss) income:
Men’s Sportswear and Swim	$(1,188)	$3,910	$6,640	$14,607
Women’s Sportswear	(735)	327	(36)	(139)
Direct-to-Consumer	(4,330)	(2,267)	(9,595)	(4,886)
Licensing (1)	5,502	6,417	22,745	16,530

Total operating (loss) income	$(751)	$8,387	$19,754	$26,112
Total interest expense	3,782	3,689	11,307	11,011

Total net (loss) income before income taxes	$(4,533)	$4,698	$8,447	$15,101

(1)	Operating income for the licensing segment for the nine months ended November 2, 2013 includes a gain on sale of long-lived assets in the amount of $6.3 million. See footnote 6 to the condensed consolidated financial statements for further information.

16. BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the three and nine months ended fiscal 2014 and 2013:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands)

Service cost	$63	$63	$189	$189
Interest cost	406	433	1,218	1,299
Expected return on plan assets	(555)	(483)	(1,665)	(1,449)
Amortization of net loss	133	131	399	393

Net periodic benefit cost	$47	$144	$141	$432

17. FAIR VALUE MEASUREMENTS

Accounts receivable, accounts payable, accrued interest payable and accrued expenses. The carrying amounts reported in the balance sheets approximate fair value due to the short-term nature of these instruments.

Real estate mortgages. (classified within Level 2 of the valuation hierarchy) - The carrying amounts of the real estate mortgages were approximately $24.4 million and $25.0 million at November 2, 2013 and February 2, 2013, respectively. The carrying values of the real estate mortgages at November 2, 2013 and February 2, 2013 approximate fair value since they were recently entered into and thus the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 1 of the valuation hierarchy) - The carrying amounts of the 7 7⁄8% senior subordinated notes payable were approximately $150.0 million at November 2, 2013 and February 2, 2013, respectively. As of November 2, 2013 and February 2, 2013, the fair value of the 7 7⁄8% senior subordinated notes payable was approximately $162.3 million and $160.5 million, respectively, based on quoted market prices.

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

On September 9, 2013, the Company entered into an employment agreement with Stanley Silverstein, the President of International Development and Global Licensing. The term of the agreement ends on September 9, 2018. Pursuant to the employment agreement, Mr. Silverstein will receive an annual salary of $500,000, subject to annual reviews for increases at the sole discretion of the Company’s Chief Executive Officer. Additionally, Mr. Silverstein is eligible to participate in the Company’s incentive compensation plans.

19. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc. (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of November 2, 2013 and February 2, 2013 and for the three and nine months ended November 2, 2013 and October 27, 2012. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

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

The effect on the condensed consolidating statement of comprehensive income, as a result of the change in reporting entity, is a decrease of approximately ($0.1) million and an increase of approximately $0.2 million in net (loss) income and comprehensive (loss) income to the guarantor subsidiaries for the three and nine months ended October 27, 2012, respectively with a corresponding change to the non-guarantor for the respective periods from the previously reported amounts.

The effect on the condensed consolidating balance sheet as of February 2, 2013, as a result of the change in reporting entity, is a decrease in net assets of $20.7 million to the guarantor subsidiaries and a corresponding increase in net assets to the non-guarantor.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF NOVEMBER 2, 2013

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$1,242	$48,251	$—	$49,493
Accounts receivable, net	—	128,797	20,185	—	148,982
Intercompany receivable, net	166,084	—	—	(166,084)	—
Inventories	—	148,033	18,458	—	166,491
Deferred income taxes	—	10,044	475	—	10,519
Prepaid income taxes	6,789	—	954	1,533	9,276
Prepaid expenses and other current assets	—	8,056	856	—	8,912

Total current assets	172,873	296,172	89,179	(164,551)	393,673

Property and equipment, net	—	56,244	4,962	—	61,206
Other intangible assets, net	—	207,547	38,431	—	245,978
Goodwill	—	13,794	—	—	13,794
Investment in subsidiaries	348,173	—	—	(348,173)	—
Other assets	6,059	1,836	534	—	8,429

TOTAL	$527,105	$575,593	$133,106	$(512,724)	$723,080

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$—	$70,506	$5,919	$—	$76,425
Accrued expenses and other liabilities	—	21,879	4,443	(451)	25,871
Accrued interest payable	1,104	—	—	—	1,104
Unearned revenues	—	2,888	1,742	—	4,630
Intercompany payable, net	—	140,528	27,490	(168,018)	—

Total current liabilities	1,104	235,801	39,594	(168,469)	108,030

Senior subordinated notes payable, net	150,000	—	—	—	150,000
Real estate mortgages	—	23,539	—	—	23,539
Deferred pension obligation	—	12,364	93	—	12,457
Unearned revenues and other long-term liabilities	—	29,922	3,833	—	33,755
Deferred income taxes	—	17,314	—	1,984	19,298

Total long-term liabilities	150,000	83,139	3,926	1,984	239,049

Total liabilities	151,104	318,940	43,520	(166,485)	347,079

Total equity	376,001	256,653	89,586	(346,239)	376,001

TOTAL	$527,105	$575,593	$133,106	$(512,724)	$723,080

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF FEBRUARY 2, 2013

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$14,825	$40,132	$—	$54,957
Accounts receivable, net	—	156,645	17,839	—	174,484
Intercompany receivable, net	180,030	—	—	(180,030)	—
Inventories	—	164,106	19,021	—	183,127
Deferred income taxes	—	11,474	134	—	11,608
Prepaid income taxes	—	12,804	—	(5,543)	7,261
Prepaid expenses and other current assets	—	9,883	1,784	—	11,667

Total current assets	180,030	369,737	78,910	(185,573)	443,104

Property and equipment, net	—	46,278	4,471	—	50,749
Other intangible assets, net	—	208,251	38,430	—	246,681
Goodwill	—	13,794	—	—	13,794
Investment in subsidiaries	342,705	—	—	(342,705)	—
Other assets	6,096	2,097	608	—	8,801

TOTAL	$528,831	$640,157	$122,419	$(528,278)	$763,129

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$—	$123,177	$8,851	$—	$132,028
Accrued expenses and other liabilities	3,530	21,542	11,050	(7,527)	28,595
Accrued interest payable	4,061	—	—	—	4,061
Unearned revenues	—	2,627	2,020	—	4,647
Intercompany payable, net	—	163,644	17,882	(181,526)	—

Total current liabilities	7,591	310,990	39,803	(189,053)	169,331

Senior subordinated notes payable, net	150,000	—	—	—	150,000
Real estate mortgages	—	24,202	—	—	24,202
Deferred pension obligation	—	14,580	106	—	14,686
Unearned revenues and other long-term liabilities	—	10,216	4,612	—	14,828
Deferred income taxes	—	16,858	—	1,984	18,842

Total long-term liabilities	150,000	65,856	4,718	1,984	222,558

Total liabilities	157,591	376,846	44,521	(187,069)	391,889

Total equity	371,240	263,311	77,898	(341,209)	371,240

TOTAL	$528,831	$640,157	$122,419	$(528,278)	$763,129

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 2, 2013

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$—	$195,535	$19,165	$—	$214,700
Royalty income	—	4,290	3,131	—	7,421

Total revenues	—	199,825	22,296	—	222,121
Cost of sales	—	138,957	11,800	—	150,757

Gross profit	—	60,868	10,496	—	71,364
Operating expenses:
Selling, general and administrative expenses	—	61,468	6,966	—	68,434
Depreciation and amortization	—	3,381	192	—	3,573

Total operating expenses	—	64,849	7,158	—	72,007

Loss on sale of long-lived assets	—	(108)	—	—	(108)

Operating (loss) income	—	(4,089)	3,338	—	(751)
Interest expense	—	3,755	27	—	3,782

Net (loss) income before income taxes	—	(7,844)	3,311	—	(4,533)
Income tax (benefit) provision	—	(1,945)	434	—	(1,511)

Equity in earnings of subsidiaries, net	(3,022)	—	—	3,022	—

Net (loss) income	(3,022)	(5,899)	2,877	3,022	(3,022)

Other comprehensive (loss) income	704	81	623	(704)	704

Comprehensive (loss) income	$(2,318)	$(5,818)	$3,500	$2,318	$(2,318)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED OCTOBER 27, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$—	$213,681	$15,649	$—	$229,330
Royalty income	—	4,099	2,819	—	6,918

Total revenues	—	217,780	18,468	—	236,248
Cost of sales	—	151,049	9,404	—	160,453

Gross profit	—	66,731	9,064	—	75,795
Operating expenses:
Selling, general and administrative expenses	—	58,325	6,069	—	64,394
Depreciation and amortization	—	3,243	181	—	3,424

Total operating expenses	—	61,568	6,250	—	67,818

Gain on sale of long-lived assets	—	410	—	—	410

Operating income	—	5,573	2,814	—	8,387
Interest expense	—	3,668	21	—	3,689

Net income before income taxes	—	1,905	2,793	—	4,698
Income tax provision	—	1,410	108	—	1,518

Equity in earnings of subsidiaries, net	3,180	—	—	(3,180)	—

Net income	3,180	495	2,685	(3,180)	3,180

Other comprehensive income	568	—	568	(568)	568

Comprehensive income	$3,748	$495	$3,253	$(3,748)	$3,748

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE NINE MONTHS ENDED NOVEMBER 2, 2013

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$—	$619,446	$55,230	$—	$674,676
Royalty income	—	12,612	8,857	—	21,469

Total revenues	—	632,058	64,087	—	696,145
Cost of sales	—	433,855	33,699	—	467,554

Gross profit	—	198,203	30,388	—	228,591
Operating expenses:
Selling, general and administrative expenses	—	183,313	22,311	—	205,624
Depreciation and amortization	—	8,804	571	—	9,375

Total operating expenses	—	192,117	22,882	—	214,999

(Loss) gain on sale of long-lived assets	—	(799)	6,961	—	6,162

Operating income	—	5,287	14,467	—	19,754
Interest expense	—	11,226	81	—	11,307

Net (loss) income before income taxes	—	(5,939)	14,386	—	8,447
Income tax provision	—	719	2,260	—	2,979

Equity in earnings of subsidiaries, net	5,468	—	—	(5,468)	—

Net income (loss)	5,468	(6,658)	12,126	(5,468)	5,468

Other comprehensive (loss) income	(195)	243	(438)	195	(195)

Comprehensive income (loss)	$5,273	$(6,415)	$11,688	$(5,273)	$5,273

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 27, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$—	$641,461	$49,975	$—	$691,436
Royalty income	—	10,890	8,882	—	19,772

Total revenues	—	652,351	58,857	—	711,208
Cost of sales	—	447,718	30,630	—	478,348

Gross profit	—	204,633	28,227	—	232,860
Operating expenses:
Selling, general and administrative expenses	—	176,305	20,539	—	196,844
Depreciation and amortization	—	9,809	505	—	10,314

Total operating expenses	—	186,114	21,044	—	207,158

Gain on sale of long-lived assets	—	410	—	—	410

Operating income	—	18,929	7,183	—	26,112
Interest expense	—	10,937	74	—	11,011

Net income before income taxes	—	7,992	7,109	—	15,101
Income tax provision	—	3,928	759	—	4,687

Equity in earnings of subsidiaries, net	10,414	—	—	(10,414)	—

Net income	10,414	4,064	6,350	(10,414)	10,414

Other comprehensive income	472	—	472	(472)	472

Comprehensive income	$10,886	$4,064	$6,822	$(10,886)	$10,886

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED NOVEMBER 2, 2013

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(13,239)	$11,329	$(4,455)	$—	$(6,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(17,337)	(1,248)	—	(18,585)
Proceeds on sale of intangible assets	—	—	4,875	—	4,875
Proceeds on sale of long-lived assets, net	—	1,892	—	—	1,892

Net cash (used in) provided by investing activities	—	(15,445)	3,627	—	(11,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	321,364	—	—	321,364
Payments on senior credit facility	—	(302,538)	—	—	(302,538)
Purchase of treasury stock	(4,999)	—	—	—	(4,999)
Payments on real estate mortgages	—	(606)	—	—	(606)
Payments on capital leases	—	(237)	—	—	(237)
Tax benefit from exercise of stock options	(78)	—	—	—	(78)
Deferred financing fees	—	(66)	—	—	(66)
Proceeds from exercise of stock options	134	—	—	—	134
Intercompany transactions	18,437	(27,384)	9,202	(255)	—

Net cash provided by (used in) financing activities	13,494	(9,467)	9,202	(255)	12,974
Effect of exchange rate changes on cash and cash equivalents	(255)	—	(255)	255	(255)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(13,583)	8,119	—	(5,464)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	14,825	40,132	—	54,957

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1,242	$48,251	$—	$49,493

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 27, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(1,678)	$47,468	$14,417	$—	$60,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,426)	(989)	—	(6,415)
Payment on purchase of intangible assets	—	(7,000)	—	—	(7,000)
Proceeds in connection with purchase price adjustment	—	4,547	—	—	4,547
Proceeds on sale of intangible assets	—	410	—	—	410

Net cash used in investing activities	—	(7,469)	(989)	—	(8,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior credit facility	—	237,047	—	—	237,047
Payments on senior credit facility	—	(258,726)	—	—	(258,726)
Payments on real estate mortgages	—	(534)	—	—	(534)
Deferred financing fees	—	(100)	—	—	(100)
Payments on capital leases	—	(258)	—	—	(258)
Proceeds from exercise of stock options	601	—	—	—	601
Tax benefit from exercise of stock options	384	—	—	—	384
Purchase of treasury stock	(2,582)	—	—	—	(2,582)
Intercompany transactions	3,313	2,591	(5,866)	(38)	—

Net cash provided by (used in) financing activities	1,716	(19,980)	(5,866)	(38)	(24,168)
Effect of exchange rate changes on cash and cash equivalents	(38)	—	(38)	38	(38)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	20,019	7,524	—	27,543
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	293	23,823	—	24,116

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$20,312	$31,347	$—	$51,659

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended February 2, 2013 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks and goodwill, and the measurement of retirement related benefits. We believe that there have been no significant changes to our critical accounting policies during the three and nine months ended November 2, 2013 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended February 2, 2013.

Results of Operations

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income by segment, the most directly comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$158,585	$165,517	$509,856	$514,981
Women’s Sportswear	37,912	45,105	110,032	118,033
Direct-to-Consumer	18,203	18,708	54,788	58,422
Licensing	7,421	6,918	21,469	19,772

Total revenues	$222,121	$236,248	$696,145	$711,208

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands)
Reconciliation of operating income to EBITDA
Operating (loss) income by segment:
Men’s Sportswear and Swim	$(1,188)	$3,910	$6,640	$14,607
Women’s Sportswear	(735)	327	(36)	(139)
Direct-to-Consumer	(4,330)	(2,267)	(9,595)	(4,886)
Licensing	5,502	6,417	22,745	16,530

Total operating (loss) income	$(751)	$8,387	$19,754	$26,112

Add:
Depreciation and amortization
Men’s Sportswear and Swim	$1,893	$2,108	$5,364	$6,377
Women’s Sportswear	583	531	1,408	1,466
Direct-to-Consumer	1,062	712	2,500	2,169
Licensing	35	73	103	302

Total depreciation and amortization	$3,573	$3,424	$9,375	$10,314

EBITDA by segment:
Men’s Sportswear and Swim	$705	$6,018	$12,004	$20,984
Women’s Sportswear	(152)	858	1,372	1,327
Direct-to-Consumer	(3,268)	(1,555)	(7,095)	(2,717)
Licensing	5,537	6,490	22,848	16,832

Total EBITDA	$2,822	$11,811	$29,129	$36,426

EBITDA margin by segment
Men’s Sportswear and Swim	0.4%	3.6%	2.4%	4.1%
Women’s Sportswear	(0.4%)	1.9%	1.2%	1.1%
Direct-to-Consumer	(18.0%)	(8.3%)	(12.9%)	(4.7%)
Licensing	74.6%	93.8%	106.4%	85.1%
Total EBITDA margin	1.3%	5.0%	4.2%	5.1%

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

The following is a discussion of the results of operations for the three and nine month periods ended November 2, 2013 of the fiscal year ending February 1, 2014 (“fiscal 2014”) compared with the three and nine month periods ended October 27, 2012 of the fiscal year ended February 2, 2013 (“fiscal 2013”).

Results of Operations - three and nine months ended November 2, 2013 compared to the three and nine months ended October 27, 2012.

Net sales. Men’s Sportswear and Swim net sales for the three months ended November 2, 2013 were $158.6 million, a decrease of $6.9 million, or 4.2%, from $165.5 million for the three months ended October 27,

2012. The net sales decrease was attributed primarily to decreases in private label and proprietary brands in the mid-tier distribution channel as that channel experienced more softness and retailers worked to manage inventory levels. These declines were partially offset by growth in our golf brands including Callaway and Ben Hogan.

Men’s Sportswear and Swim net sales for the nine months ended November 2, 2013 were $509.9 million, a decrease of $5.1 million, or 1.0%, from $515.0 million for the nine months ended October 27, 2012. The net sales decrease was attributed primarily to decreases in our mid-tier channel, private label and proprietary branded business, which was partially offset by increases across our golf sportswear brands, including Callaway and Ben Hogan. Increases were also experienced in our licensed Nike swimwear.

Women’s Sportswear net sales for the three months ended November 2, 2013 were $37.9 million, a decrease of $7.2 million, or 16.0%, from $45.1 million for the three months ended October 27, 2012. The net sales decrease was attributed to decreases in our Rafaella sportswear business due to accelerated fall shipments during the second quarter. We also experienced declines in our contemporary Laundry dress business.

Women’s Sportswear net sales for the nine months ended November 2, 2013 were $110.0 million, a decrease of $8.0 million, or 6.8%, from $118.0 million for the nine months ended October 27, 2012. The net sales change was attributable primarily to decreases in our contemporary Laundry dress business.

Direct-to-Consumer net sales for the three months ended November 2, 2013 were $18.2 million, a decrease of $0.5 million, or 2.7%, from $18.7 million for the three months ended October 27, 2012. The net sales decrease was attributed to comparable store decreases in our store base, partially offset by an increase in ecommerce sales of 23% from last year as we anniversaried a full price strategy that we implemented during the third quarter of fiscal 2013.

Direct-to-Consumer net sales for the nine months ended November 2, 2013 were $54.8 million, a decrease of $3.6 million, or 6.2%, from $58.4 million for the nine months ended October 27, 2012. The decrease was driven by lower traffic patterns in our stores influenced by macroeconomic factors, such as the unseasonal weather conditions as well as overall economic weakness and consumer pull back in spending. Additionally, ecommerce sales were down approximately 11% from last year due to the rollout of a less promotional strategy across our sites implemented during the third quarter of fiscal 2013.

Royalty income. Royalty income for the three months ended November 2, 2013 was $7.4 million, an increase of $0.5 million, or 7.2%, from $6.9 million for the three months ended October 27, 2012. The net sales increase was driven by our Perry Ellis and Original Penguin brands.

Royalty income for the nine months ended November 2, 2013 was $21.5 million, an increase of $1.7 million, or 8.6%, from $19.8 million for the nine months ended October 27, 2012. Royalty income increases were attributed to increases in our Original Penguin, Perry Ellis and contemporary Laundry businesses.

Gross profit. Gross profit was $71.4 million for the three months ended November 2, 2013, a decrease of $4.4 million, or 5.8%, from $75.8 million for the three months ended October 27, 2012. This decrease is attributed to the reduction in contribution from our direct-to-consumer segment as well as mid-tier channel revenues.

Gross profit was $228.6 million for the nine months ended November 2, 2013, a decrease of $4.3 million, or 1.8%, from $232.9 million for the nine months ended October 27, 2012. This decrease is attributed to the sales mix composition described above and the factors described within the gross profit margin section below.

Gross profit margin. As a percentage of total revenue, gross profit margins remained flat at 32.1% for the three months ended November 2, 2013, and for the three months ended October 27, 2012. Gross profit margins were positively impacted by expanded margins in our collection businesses driven by reduced markdowns. This margin was offset by decreases due to the lower contribution from our direct-to-consumer segment.

For the nine months ended November 2, 2013, gross profit margins were 32.8% as a percentage of total revenue as compared to 32.7% for the nine months ended October 27, 2013, an increase of 10 basis points. This increase is primarily associated with higher margins in our golf lifestyle apparel, as well as expansion in our Rafaella collection sportswear business driven by reduced markdowns.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended November 2, 2013 were $68.4 million, an increase of $4.0 million, or 6.2%, from $64.4 million for the three months ended October 27, 2012. The increase was in line with our expectations and was primarily attributed to additional investment in brand marketing, ecommerce photography, and other infrastructure spends.

The three months ended October 27, 2012, included costs in the amount of approximately $1.1 million related to our reorganization, which included the cost of the new Callaway business, and severance expense related to exited businesses, however, no such costs were incurred in the comparable period during fiscal 2014.

Selling, general and administrative expenses for the nine months ended November 2, 2013 were $205.6 million, an increase of $8.8 million, or 4.5%, from $196.8 million for the nine months ended October 27, 2012. The increase was in line with our expectations and was primarily attributed to additional investment in brand marketing, ecommerce photography, and other infrastructure spends. Also, we experienced costs in the amount of $2.1 million related to the relocation of our New York offices and $0.8 million in costs associated with the sale of the Asian rights of the John Henry trademark. Also included were costs in the amount of approximately $1.0 million related to reorganization within our business. The nine months ended October 27, 2012, included costs in the amount of approximately $5.4 million related to our reorganization, which primarily encompassed voluntary early retirement costs, the costs associated with the exit of our Rafaella distribution facility and the move to our current third party logistics warehouse, relocation of our New York offices and severance expense related to exited businesses, however, no such costs were incurred in the comparable period during fiscal 2014.

EBITDA. Men’s Sportswear and Swim EBITDA margin for the three months ended November 2, 2013 decreased 320 basis points to 0.4%, from 3.6% for the three months ended October 27, 2012. Men’s Sportswear and Swim EBITDA margin for the nine months ended November 2, 2013 decreased 170 basis points to 2.4%, from 4.1% for the nine months ended October 27, 2012. The EBITDA margin was negatively impacted by reduced leverage from the increased infrastructure expenditures in this segment. The margin was also negatively impacted by costs associated with the relocation of our New York offices.

Women’s Sportswear EBITDA margin for the three months ended November 2, 2013 decreased 230 basis points to (0.4%), from 1.9% for the three months ended October 27, 2012. The margin was negatively impacted by the net sales decrease attributed to our Rafaella sportswear business due to earlier shipments during the second quarter rather than the third quarter and by costs associated with the relocation of our New York offices.

Women’s Sportswear EBITDA margin for the nine months ended November 2, 2013 increased 10 basis points to 1.2%, from 1.1% for the nine months ended October 27, 2012. The margin was positively impacted by the increase in gross margin in Rafaella sportswear, as well as Laundry. The margin increase was negatively impacted by costs associated with the relocation of our New York offices.

Direct-to-Consumer EBITDA margin for the three months ended November 2, 2013 decreased 970 basis points to (18.0%), from (8.3%) for the three months ended October 27, 2012. Direct-to-Consumer EBITDA margin for the nine months ended November 2, 2013 decreased 820 basis points to (12.9%), from (4.7%) for the nine months ended October 27, 2012. The decreases were primarily attributable to the reduction in revenue from our stores and ecommerce business, as described above. Because of the reduction in revenue, we were not able to realize a favorable leverage in selling, general and administrative expenses.

Licensing EBITDA margin for the three months ended November 2, 2013 decreased 1,920 basis points to 74.6%, from 93.8% for the three months ended October 27, 2012. The decrease is primarily attributed to additional investment in brand marketing, photography, and other infrastructure spends.

Licensing EBITDA margin for the nine months ended November 2, 2013 increased 2,130 basis points to 106.4%, from 85.1% for the nine months ended October 27, 2012. This increase was primarily attributed to the gain on the sale of the Asian rights of the John Henry brand as described below.

Depreciation and amortization. Depreciation and amortization for the three months ended November 2, 2013, was $3.6 million, an increase of $0.2 million, or 5.9%, from $3.4 million for the three months ended October 27, 2012. The increase is attributed to depreciation related to our capital expenditures, primarily in the direct-to-consumer segment and leaseholds. Depreciation and amortization for the nine months ended November 2, 2013, was $9.4 million, a decrease of $0.9 million, or 8.7%, from $10.3 million for the nine months ended October 27, 2012. The decrease is attributed to the reduction in depreciation associated with the impairments of long-lived assets taken during the fourth quarter of fiscal 2013, offset by the increases in depreciation related to our capital expenditures, primarily in the direct-to-consumer segment and leaseholds.

(Loss) gain on sale of long-lived assets. During the fourth quarter of fiscal 2013, we entered into a sales agreement, in the amount of $7.5 million, for certain Asian trademark rights with respect our John Henry brand. The transaction closed in the first quarter of fiscal 2014. As a result of this transaction, we recorded a gain of $6.3 million. This gain was included in our licensing segment’s operating income. We plan to continue to execute our domestic strategy for the John Henry brand as a modern lifestyle resource to select retailers as well as its licensing relationships in Latin America. The gain of $6.3 million was partially offset by the $0.1 million loss related to the sale of our Winnsboro distribution facility during the third quarter of fiscal 2014.

Interest expense. Interest expense for the three months ended November 2, 2013 was $3.8 million, an increase of $0.1 million, or 2.7%, from $3.7 million for the three months ended October 27, 2012. Interest expense for the nine months ended November 2, 2013 was $11.3 million, an increase of $0.3 million, or 2.7%, from $11.0 million for the nine months ended October 27, 2012. The primary reason for the slight increase in interest expense is due to the higher average borrowings on our credit facility as compared to our borrowings in the prior year.

Income taxes. The income tax benefit for the three months ended November 2, 2013, was $1.5 million, an increase of $3.0 million, as compared to the income tax provision of $1.5 million for the three months ended October 27, 2012. For the three months ended November 2, 2013, our effective tax rate was 33.3% as compared to 32.3% for the three months ended October 27, 2012. Our income tax expense for the nine months ended November 2, 2013, was $3.0 million, a decrease of $1.7 million, as compared to $4.7 million for the nine months ended October 27, 2012. For the nine months ended November 2, 2013, our effective tax rate was 35.3% as compared to 31.0% for the nine months ended October 27, 2012. The overall change in the effective tax rate is attributed to the unfavorable disallowance of certain executive compensation and the sale of certain intangible rights of the John Henry trademark as well as the change in ratio of income between domestic and foreign operations, of which the domestic operations are taxed at higher statutory tax rates.

Net (loss) income. Net (loss) income for the three months ended November 2, 2013 was ($3.0) million, a decrease of $6.2 million, or 193.8%, as compared to $3.2 million for the three months ended October 27, 2012. Net income for the nine months ended November 2, 2013 was $5.5 million, a decrease of $4.9 million, or 47.1%, as compared to $10.4 million for the nine months ended October 27, 2012. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions and capital expenditures; and to a lesser extent, on letter of credit facilities for the acquisition of a small portion of our inventory purchases. We believe that our working capital requirements will decrease for fiscal 2014 driven primarily by lower levels of inventory. As of November 2, 2013, our total working capital was $285.6 million as compared to $273.8 million as of February 2, 2013 and $277.0 million as of October 27, 2012. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets, which had a net book value of $23.3 million at November 2, 2013, have a higher market value. These real estate assets may provide us with additional capital resources. Additional borrowings against these real estate assets, however, would be subject to certain loan to value criteria established by lending institutions. As of November 2, 2013, we had mortgage loans on these properties totaling $24.4 million.

We consider the undistributed earnings of our foreign subsidiaries as of November 2, 2013, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of November 2, 2013, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $48.3 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Net cash used in operating activities was $6.4 million for the nine months ended November 2, 2013, as compared to cash provided by operating activities of $60.2 million for the nine months ended October 27, 2012.

The cash used in operating activities for the nine months ended November 2, 2013, is primarily attributable to a decrease in accounts payable and accrued expenses of $56.5 million and a decrease in accrued interest payable of $3.0 million; which was partially offset by a decrease in accounts receivable of $25.5 million and a decrease in inventory of $16.4 million associated with improved inventory management. As a result of the decrease in inventory for the nine months ended November 2, 2013, our inventory turnover ratio decreased slightly to 3.69 as compared to 3.7 for the comparable period in fiscal 2013. The cash provided by operating activities for nine months ended October 27, 2012 is primarily attributable to a decrease in inventory of $41.1 million associated with our improved inventory management, an increase in our accounts payable and accrued expenses of $6.7 million and an decrease in other current assets and prepaid income taxes of $1.1 million; partially offset by an increase in accounts receivable of $9.3 million, and a decrease in accrued interest in the amount of $3.2 million. As a result of the decrease in inventory for the nine months ended October 27, 2012, our inventory turnover ratio increased to 3.7 as compared to 3.3 for the comparable period in fiscal 2012.

Net cash used in investing activities was $11.8 million for the nine months ended November 2, 2013, as compared to cash used in investing activities of $8.5 million for the nine months ended October 27, 2012. The net cash used during the first nine months of fiscal 2014 primarily reflects the purchase of property and equipment of $18.6 million, primarily for leaseholds; which was partially offset by proceeds on the sale of certain Asian trademark rights with respect to John Henry of $4.9 million and by the net proceeds on the sale of our Winnsboro distribution facility of $1.9 million. The net cash used during the nine months ended October 27, 2012, primarily reflects the purchase of Ben Hogan in the amount of $7.0 million and the purchase of property and equipment in the amount of $6.4 million; partially offset by the proceeds related to the Rafaella purchase price adjustment of $4.5 million. We anticipate capital expenditures during fiscal 2014 of $20.0 million to $22.0 million in technology, systems, retail stores, and other expenditures.

Net cash provided by financing activities was $13.0 million for the nine months ended November 2, 2013, as compared to cash used in financing activities of $24.2 million for the nine months ended October 27, 2012. The net cash provided during the first nine months of fiscal 2014 primarily reflects net borrowings on our senior credit facility of $18.8 million and proceeds from exercises of stock options of $0.1 million; partially offset by purchases of treasury stock of $5.0 million, payments on real estate mortgages of $0.6 million and payments on capital leases of $0.2 million. The net cash used during the first nine months of fiscal 2013 primarily reflects net payments on our senior credit facility of $21.7 million, the purchase of treasury stock of $2.6 million, payments on real estate mortgages of $0.5 million and payments on capital leases of $0.3 million; partially offset by proceeds from exercises of stock options of $0.6 million and a tax benefit from the exercise of stock options of $0.4 million.

Our Board of Directors has authorized us to purchase, from time to time and as market and business conditions warrant, up to $60 million of our common stock for cash in the open market or in privately negotiated transactions through October 31, 2014. Although our Board of Directors allocated a maximum of $60 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis. Total purchases under the plan to date amount to $40.9 million.

During January 2013, we retired 1,290,022 shares of treasury stock recorded at a cost of approximately $18.5 million. Accordingly, during fiscal 2013, we reduced common stock and additional paid-in-capital by $13,000 and $18.5 million, respectively. During fiscal 2013, we repurchased 132,722 shares of our common stock at a cost of $2.6 million. Additionally, we repurchased 267,274 shares of our common stock during fiscal 2014 at a cost of $5.0 million.

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

7  7⁄8% $150 Million Senior Subordinated Notes Payable

In March 2011, we issued $150 million 7  7⁄8% senior subordinated notes, due April 1, 2019. The proceeds of this offering were used to retire the $150 million 8  7⁄8% senior subordinated notes due September 15, 2013 and to repay a portion of the outstanding balance on the senior credit facility. The proceeds to us were $146.5 million yielding an effective interest rate of 8.0%.

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

Senior Credit Facility

On December 2, 2011, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $125 million, subject to increases from time to time in increments of $25 million up to a maximum of $200 million. The Credit Facility has a five-year term that expires on December 2, 2016. At November 2, 2013, we had outstanding borrowings of $18.8 million under the Credit Facility. At February 2, 2013, we had no outstanding borrowings under the Credit Facility.

Certain Covenants. The Credit Facility contains certain financial and other covenants, which, among other things, require us to maintain a minimum fixed charge coverage ratio if availability falls below certain thresholds. We are not aware of any non-compliance with any of our covenants in this Credit Facility. These covenants may restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness and liens in certain circumstances, redeem or repurchase capital stock, make certain investments or sell assets. We may pay cash dividends subject to certain restrictions set forth in the covenants including, but not limited to, meeting a minimum excess availability threshold and no occurrence of a default. We could be materially harmed if we violate any of the covenants, as the lenders under the Credit Facility could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, the lenders could proceed against our assets and the assets of our subsidiaries that are borrowers or guarantors. In addition, a covenant violation that is not cured or waived by the lenders could also constitute a cross-default under certain of our other outstanding indebtedness, such as the indenture relating to our 7  7⁄8% senior subordinated notes due April 1, 2019, our letter of credit facilities, or our real estate mortgage loans. Such a cross-default could result in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

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

Letter of Credit Facilities

As of November 2, 2013, we maintained two U.S. dollar letter of credit facilities totaling $55.0 million and one letter of credit facility totaling $0.3 million utilized by our United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

As of November 2, 2013 and February 2, 2013, there was $43.4 million and $43.5 million, respectively available under our existing letter of credit facilities.

Real Estate Mortgage Loans

In July 2010, we paid off our then existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. The interest rate has been modified since the refinancing date. The interest rate most recently was 4.25% per annum and monthly payments of principal and interest were $71,000, based on a 25-year amortization with the outstanding principal due at maturity. In July 2013, we amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 3.90% per annum and the terms were restated to reflect new monthly payments of principal and interest of $69,000 based on a 25-year amortization with the outstanding principal due at maturity. At November 2, 2013, the balance of the real estate mortgage loan totaled $11.8 million, net of discount, of which $357,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on June 7, 2016. The original interest rate has been modified. The interest rate most recently was 4.95% per annum and quarterly payments of principal and interest were $268,000, based on a 20-year amortization with the outstanding principal due at maturity. In July 2012, we amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 4.00% per annum and the terms were restated to reflect new quarterly payments of principal and interest of approximately $248,000, based on a 20-year amortization with the outstanding principal due at maturity. At November 2, 2013, the balance of the real estate mortgage loan totaled $12.6 million, net of discount, of which approximately $484,000 is due within one year.

The real estate mortgage loans contain certain covenants. We are not aware of any non-compliance with any of these covenants. If we violate any of these covenants, the lender under the real estate mortgage loans could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. A covenant violation could also constitute a cross-default under our senior credit facility, the letter of credit facility and the indenture relating to our senior subordinated notes resulting in all our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements” as defined by applicable GAAP and SEC rules.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and nine months ended November 2, 2013.

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

Item 4: Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 2, 2013 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended November 2, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following amounts of our common stock during the third quarter of fiscal 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value that May Yet Be Purchased under the Plans or Programs
August 26, 2013 to August 30, 2013	67,372	$18.56	67,372	$22,795,234
September 2, 2013 to September 27, 2013	199,902	$18.75	199,902	$19,047,214

Total shares repurchased during Fiscal 2014	267,274	$18.70	267,274	$19,047,214

(1)	During the three months ended November 2, 2013, the Board of Directors extended the stock repurchase program to authorize us to purchase, from time to time and as market and business conditions warrant, up to $60 million of our common stock for cash in the open market or in privately negotiated transactions through October 31, 2014. Although the Board of Directors allocated a maximum of $60 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis. Total purchases under the plan to date amount to $40.9 million.

Item 6.	Exhibits

Index to Exhibits

Exhibit Number	Exhibit Description	Where Filed

10.64	Employment Agreement dated September 9, 2013 between Stanely Silverstein and the Registrant (1)	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to Section 1350	Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to Section 1350	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

(1)	Management Contract or Compensation Plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

December 9, 2013	By: /S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

10.64	Employment Agreement dated September 9, 2013 between Stanely Silverstein and the Registrant

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Section 1350

32.2	Certification of Principal Financial Officer pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase