Form 10-K
period 2014-02-01
PERRY ELLIS INTERNATIONAL INC
filed 2014-04-15
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File number 0-21764

Perry Ellis International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-1162998
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3000 N.W. 107th Avenue Miami, Florida	33172
(Address of Principal Executive Offices)	(Zip Code)

(305) 592-2830

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	NASDAQ Global Select Market
Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $255,430,000 (as of August 3, 2013).

The number of shares outstanding of the registrant’s Common Stock is 15,507,053 (as of April 9, 2014).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

Portions of the Company’s Proxy Statement for the 2014 Annual Meeting—Part III

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. The Ben Hogan acquisition refers to our acquisition of this brand in February 2012. References in this report to annual financial data for Perry Ellis refer to fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012. The periods presented in these financial statements are the fiscal years ended February 1, 2014 (“fiscal 2014”), February 2, 2013 (“fiscal 2013”) and January 28, 2012 (“fiscal 2012”). Fiscal 2014 and fiscal 2012 each contained 52 weeks while fiscal 2013 contained 53 weeks. This Form 10-K contains references to trademarks held by us and those of third parties.

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

FORWARD-LOOKING STATEMENTS

We caution readers that this report and the portions of the proxy statement incorporated by reference into this report include “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “guidance,” “indicate,” “intend,” “may,” “might,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” or “will” or the negative thereof or other variations thereon and similar words or phrases or comparable terminology. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are as set forth below and in various places in this report and in the portions of the proxy statement incorporated by reference, including under the headings Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. These factors include:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers or programs,

•	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future retail and wholesale consolidation,

•	recent and future economic conditions, including turmoil in the financial and credit markets,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	our ability to contain costs,

•	disruptions in the supply chain,

•	our future capital needs and our ability to obtain financing,

•	our ability to protect our trademarks,

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses,

•	our ability to predict consumer preferences and changes in fashion trends and consumer acceptance of both new designs and newly introduced products,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	changes in the costs of raw materials, labor and advertising,

•	our ability to carry out growth strategies including expansion in international and direct-to-consumer retail markets,

•	our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion,

•	potential cyber risk and technology failures could disrupt operations or result in a data breach,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	exposure to foreign currency risk and interest rate risk,

•	possible disruption in commercial activities due to terrorist activity and armed conflict, and

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

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

Overview

We are one of the leading apparel companies in the United States. We manage a portfolio of major brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution in approximately 20,000 selling doors. Our portfolio of highly recognized brands include: Axist®, Ben Hogan®, C&C California®, Cubavera®, Farah®, Grand Slam®, Jantzen®, John Henry®, Laundry by Shelli Segal®, Manhattan®, Original Penguin® by Munsingwear® (“Original Penguin”), Perry Ellis®, Rafaella®, and Savane®. We also (i) license the Callaway Golf® brand, PGA Tour® brand, and the Jack Nicklaus® brand for golf apparel, (ii) license the Jag® brand for men’s and women’s swimwear and cover-ups and (iii) license the Nike® brand for swimwear and swimwear accessories.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers, in the United States, Canada, Mexico, the United Kingdom and Europe. Our largest customers include Kohl’s Corporation (“Kohl’s”), Macy’s, Inc. (“Macy’s”), Sam’s Wholesale Club (“Sam’s”), The Marmaxx Group, and Dillard’s Inc. (“Dillard’s”). As of April 1, 2014, we operated 42 Perry Ellis, six Original Penguin and two multi-brand retail outlet stores located primarily in upscale retail outlet malls across the United States, United Kingdom and Puerto Rico. As of April 1, 2014 we also operated two Perry Ellis, two Cubavera and 19 Original Penguin full price retail stores located in upscale demographic markets in the United States and United Kingdom. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through four worldwide, 60 domestic, and 77 international license agreements covering over 100 countries.

In fiscal 2014, our Men’s Sportswear and Swim segment, which is comprised of men’s sportswear, swimwear and accessories, accounted for 73% of our total revenues, our Women’s Sportswear segment accounted for 15% of our total revenues, our Direct-to-Consumer segment, which is comprised of retail and e-commerce, accounted for 9% of our total revenues and our licensing segment accounted for approximately 3% of our total revenues. Finally, our U.S. based business represented approximately 90% of total revenues, while our foreign operations represented 10% of total revenues for fiscal 2014.

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

We believe that we have the following competitive strengths in our industry:

Portfolio of nationally and internationally recognized brands. We currently own or license a portfolio of over 30 brands, which enjoy high recognition within their respective consumer segments. Our brands attract a loyal following of consumers and retailers who desire high quality, well-designed fashion apparel and accessories. We have developed our premier brand, Perry Ellis, into an American sportswear lifestyle brand. Our other owned brands include well-known names such as Ben Hogan, Cubavera, Original Penguin, Savane, Rafaella, Laundry by Shelli Segal, C&C California, and Jantzen. Additionally, we license various brands including Callaway Golf, Jack Nicklaus, Nike and PGA TOUR. To broaden our brands’ consumer reach into additional categories and geographies, we also license several of our owned brands to third parties. We believe our strong brand recognition supports the strength of the business by helping to define consumer preferences and drive selling space at retailers.

Diversified business model. We believe that our diversified business model allows us to maximize the reach of our brand portfolio while reducing the risk associated with any single brand, product category or point of distribution. We view our business as being diversified:

By brand: We maintain a global portfolio of over 30 highly recognized brands that appeal to fashion conscious consumers across various income levels. We design, source, market and license most of our products on a brand-by-brand basis targeting distinct consumer demographic and lifestyle profiles. For example, we market the Perry Ellis and Original Penguin brands to higher-income consumers, and market the Grand Slam and Savane brands to middle-income consumers. We also market brands that target women through our Rafaella and Laundry by Shelli Segal brands, as well as through our family of golf and swimwear products, which include Callaway, PGA Tour Jantzen and Nike.

By product: We design and market apparel and accessories in a broad range of both men’s and women’s product categories, which we believe increases the stability of our business. Our menswear offerings include career and casual sportswear, golf apparel, sports apparel, swimwear, activewear and accessories. Our womenswear offerings include dresses, sportswear, swimwear, activewear and accessories. We believe that our product diversity decreases our dependence on a single product line or fashion trend and contributes substantially to our growth opportunities.

By distribution channel: We market our products across multiple levels of retail distribution, allowing us to reach a broad range of consumers domestically and internationally. We distribute our products through luxury stores, department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers. Our products are distributed through approximately 20,000 doors at some of the nation’s leading retailers, including Kohl’s, Macy’s, Sam’s, the Marmaxx Group, and Dillard’s. We also distribute our products through our own retail stores, which include 42 Perry Ellis, six Original Penguin and two multi-brand retail outlet stores and two Perry Ellis, two Cubavera and 19 Original Penguin full-price retail stores. We also operate e-commerce sites for several of our brands. Finally, we have successfully expanded product and brand distribution in the United Kingdom, Canada, Latin America and Europe, and believe additional opportunities exist for further international expansion of our brand base.

The following table illustrates the current diversity of a cross section of our brands and products we produce and market and their respective distribution channels:

Distribution Channels
Luxury Stores	Original Penguin	Laundry by Shelli Segal	C&C California	Callaway Golf

Department Stores	Perry Ellis	Rafaella	Callaway Golf	Jag
	Savane Cubavera	Laundry by Shelli Segal Jantzen	PGA TOUR Store Brands	Nike Swim Jack Nicklaus

Chain Stores	Savane The Havanera Co. Jack Nicklaus	Axist John Henry Jag	PGA TOUR Grand Slam	Nike Swim Store Brands

Mass Merchants	Ben Hogan	Store Brands

Corporate/Green Grass/ Sporting Goods	Callaway Golf	Jack Nicklaus	PGA TOUR	Nike Swim

Specialty Stores	C&C California Jag	Original Penguin Laundry by Shelli Segal	Jantzen	Nike Swim

International (1)	Perry Ellis Original Penguin PGA TOUR	Callaway Golf Laundry by Shelli Segal Rafaella	Manhattan Farah	Jantzen Nike Swim

Direct-to-Consumer	Original Penguin Perry Ellis	Rafaella Callaway Golf	Cubavera	C&C California

(1)	This channel includes Company operated retail stores, e-commerce and concession locations.

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

Sophisticated global low-cost sourcing capabilities. We have sourced our products globally for over 45 years and employ sophisticated logistics and supply chain management systems to maintain maximum flexibility. Our network of worldwide company owned sourcing offices and some agents enables us to meet our customers’

needs in an efficient and high quality manner without relying on any one vendor, factory, or country. In fiscal 2014, based on the total units, we sourced our products from Asia (74%), the Middle East (19%) and the Americas (7%). We maintain a staff of over 300 experienced sourcing professionals in five offices in China (including Hong Kong), as well as in the United States, Taiwan, Bangladesh, Indonesia and Vietnam. Our sourcing offices closely monitor our suppliers and provide strict quality assurance analyses that allow us to consistently maintain our high quality standard for our customers. We have a compliance department that works closely with our quality assurance staff to ensure that our sourcing partners comply with Company-mandated and country-specific labor and employment regulations. We believe that sourcing our products overseas allows us to manage our inventories more effectively while avoiding capital investments in production facilities. Because of our sourcing experience, capabilities and relationships, we believe that we are well positioned to take advantage of the changing textile and apparel quota environment.

Design expertise and advanced technology. We maintain a staff of designers, merchandisers and artists who are supported by a staff of design professionals, including assistant designers, technical designers, graphic artists and production assistants. Our in-house design staff designs substantially all of our products using advanced three dimensional computer-aided design technology that minimizes the time-intensive and costly production of sewn prototypes prior to customer approval. In addition, this technology provides our customers with products that have been custom designed for their specific needs and meet current fashion trends. We design and employ advanced fabric and design technologies to ensure a proper fit and outstanding performance when creating our women’s and men’s golf and swimwear apparel. We regularly upgrade our computer technology, including our Product Lifecycle Management systems, to enhance our design capabilities, and facilitate communication with our global suppliers and customers on a real-time basis resulting in faster reaction to new product developments by competitors and meeting the ever-changing needs of our customers.

Our sales planners’ have an enhanced ability to manage and monitor our retail customers’ inventory at the SKU level through utilization of our Oracle Retail Planning system. This system helps planners maximize the sales and margins of our products by identifying opportunities for our retailer customers to improve inventory turns which reduces our product returns and markdowns and improves our profitability. We use PerrySolutions in-house planning software, Planalytics and Oracle Retail during the assortment planning process to allocate the optimal size/color and quantity mix for the initial retail product rollout.

Our Data Warehouse, Geographical Information Systems and IBM SPSS are utilized to detect future trends and identify new business opportunities. Our e-commerce environment utilizes Demandware coupled with the best of breed e-commerce Cloud and social media services to create an integrated leading edge environment. We completed implementation of a Cloud Loyalty system utilizing Salesforce, Oracle-Eloqua, and Starmount’s mobile POS. These solutions improve our understanding of our direct-to-consumer market allowing us to engage the customer at the time of purchase resulting in significant increases in revenue per transaction.

Ability to integrate acquisitions. We have been successful in selectively acquiring, managing, developing and positioning more than 30 highly recognized brands within our business, including Munsingwear (1996), Perry Ellis (1999), John Henry (1999), Manhattan (1999), Jantzen (2002), the brands owned by Perry Ellis Menswear, LLC and Redsand (2003), Farah and Savane (2005), the action sports Gotcha, Girl Star and MCD brands (2005/2006), the women’s contemporary brands, Laundry by Shelli Segal and C&C California (2008), Rafaella (2011), and Ben Hogan (2012).

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

Experienced management team. Our senior management team averages more than 30 years in the apparel industry and has extensive experience in growing and rejuvenating brands, structuring licensing agreements, and building strong relationships with global suppliers and retailers. George Feldenkreis, our chairman and chief executive officer, and Oscar Feldenkreis, our vice chairman, president and chief operating officer, have employment agreements through January 30, 2016. Additionally, we have an established and highly experienced team of senior managers who support our business.

Our Business Strategy

We seek to grow organically and through acquisitions by building our lifestyle brands, expanding our market share by winning customers, expanding our brands to new regions, leveraging our supply chain and information technology capabilities across the Company and expanding our direct-to-consumer business, including opening new stores and remodeling and expanding our existing stores. Our strategy is to capitalize on the significant opportunities presented by the revitalization of our Perry Ellis and Original Penguin brands, optimizing our product competency in golf apparel and increasing revenues and profitability of our women’s and other businesses through the execution of the following strategies:

Continue to strengthen the competitive position and recognition of our lifestyle brands. We strive for our key brands to be leaders in their respective market segments by leveraging our consumer insights, marketing and product-development capabilities to strengthen consumer and retailer loyalty for each brand. We manage each of these brands individually, developing a distinctive brand and marketing strategy for every product category and distribution channel. We participate in cooperative advertising in print and broadcast media, as well as market directly to consumers through social media, billboards, event and celebrity sponsorships, and special event advertisements, and online through our e-commerce platform, viral marketing initiatives, and advertisements in selected periodicals. We seek to build consumer loyalty through our “Supreme Perks” Loyalty Program which targets consumers in our direct-to-consumer channel. In addition, we continue to have a strong presence at trade shows, such as, PGA in Orlando, Bread and Butter in Europe and golf, swim shows and events throughout the world. Licensing our brands to third parties empowers our brands to grow and reach their full potential globally by providing increased customer exposure domestically and internationally, as well as product extensions outside of our internal product core competencies.

We distribute our products at wholesale in national and regional department, mid-tier department, mass market, specialty and independent stores in the United States, Mexico, Europe and Canada. We also seek to expand our business with our existing customers by aligning our brand, product and marketing strategies with those customers who can drive mutually beneficial, profitable growth. We intend for each of our brands to be a leader in its respective market segment, with strong consumer awareness and loyalty. We believe that our brands are successful because we have positioned each one to target distinct consumer demographics and tastes. We will continue to design and market our branded products to complement each other, satisfy lifestyle needs, emphasize product features important to our target consumers and increase consumer loyalty. We will seek to increase our market share in our businesses by expanding our presence through product extensions and increased floor space. We are also committed to investing in our brands through advertising, in store shop concepts, sponsorships and other means to maintain strong customer recognition.

Expand our product offerings. Our men’s wholesale business represents our core business. We intend to continue to expand the range of our product lines, thereby capitalizing on the name recognition, popularity, and target customer segmentation of our major brands. For example, our Ben Hogan acquisition positioned us with opportunities to develop compression and woven tops, hats, belts, gloves and other apparel products which can be replicated within our other golf brands. We have expanded our product offerings to include new line extensions, such as our Rafaella sportswear collection which is complemented by the addition of Rafaella Sport, a lifestyle extension providing casual comfort as well as denim components.

Further improve the e-commerce channel. E-commerce is our fastest growing direct-to-consumer channel. As a complement to our wholesale business, we currently market Perry Ellis, Original Penguin, Farah, Rafaella, Cubavera and C&C California products online in the United States and internationally and added Callaway this year. We are continuing to expand our e-commerce initiatives by rolling out additional brand sites and enhancing each brand’s site to deliver a superior consumer experience. We expect our direct-to-consumer business to continue to grow at a faster pace than our overall growth rate as we continue opening stores and expanding our e-commerce presence. In addition, we plan to continue servicing our indirect e-commerce channel platforms for our retail partners we operate by further investing in product presentation and selling capabilities to strengthen the competitive position and image of our current brands on their respective websites.

Expand Our Store Base. We will continue to expand our retail presence both domestically and internationally by opening new retail locations for Perry Ellis, Original Penguin and other brands. In addition, we will continue to expand internationally through licensing partnership stores throughout Asia, Europe, Canada and Latin America. Our stores allow us to showcase a brand’s full line of current season products, with fixtures and imagery that support the brand’s positioning. These stores provide high visibility for our brands and products and enable us to stay close to the needs and preferences of our consumers. The proper presentation of products in our stores, particularly in our showcase stores, also helps to increase sell-through of our products at our wholesale customers.

In addition to our direct-to-consumer operations, our licensees, distributors and other independent parties own and operate over 87 licensing partnership stores. These are primarily mono brand stores selling PEI-branded products, and have the appearance of PEI-operated stores. Most of these licensing partnership stores are located in Latin America and Asia.

Grow in Global Markets. We believe that our strong brand portfolio and broad product offerings enable us to seek additional growth opportunities in geographic areas where we are underpenetrated, such as Europe and Asia. Our historic growth focused primarily on the wholesale channel within the United States, and accordingly, our revenues are concentrated in that distribution channel. We intend to strengthen our existing markets and successfully expand our business in relatively underpenetrated markets. Our focus is on investing behind our momentum in Europe, Canada and Mexico while building out our presence in Asia and Latin America. We will concentrate on the development of the business in underpenetrated markets where we believe there is growth potential, such as Germany, France, the United Kingdom, Scandinavia and Central and Eastern Europe, through both our own retail expansion and increased wholesale sales, which we intend to support with increased advertising and marketing activities.

Adapt to our continually changing marketplace. We will continue to make the necessary investments and implement strategies to meet the growing needs of our customers on a timely basis in the ever-changing apparel industry. We are currently focusing on expanding our business in the following areas:

•

We executed revitalization for the Perry Ellis brand with additions to our creative and management teams as well as marketing enhancements through our campaigns. We believe this brand has continued growth opportunities as we expand our product categories in conjunction with our licensing partners. We intend to maintain and protect our branded career collection business and expand this through lifestyle focus with complementary product categories. This business portfolio continues to meet customer needs through evolving fabrication and technology.

•

With the acquisition of Rafaella, we significantly strengthened our position in women’s apparel in the United States. The Rafaella acquisition provides us with the potential for product extensions and synergies as well as throughout the Laundry by Shelli Segal and Perry Ellis Brands. We see the

development of a true lifestyle collection for Rafaella, as evidenced by the addition of Rafaella Sport. Through our Rafaella acquisition, we leveraged competency in women’s suit separates and extended the product category to our Laundry by Shelli Segal brand. We also see additional potential in licensing out other categories, as evidenced by the recent addition of the Laundry by Shelli Segal hosiery license, and Rafaella accessories license.

•

We are a top producer of golf lifestyle products with multiple brands including Callaway Golf, PGA TOUR, Grand Slam, Ben Hogan, and most recently Jack Nicklaus, across multiple distribution channels and look for continued expansion in this area. We added Callaway Golf to our portfolio of golf brands during fiscal 2010, and in fiscal 2013 expanded our licensing agreement to include off-course, green grass and sporting goods retailers while also expanding the territory to the entire Western Hemisphere. In fiscal 2013, we concluded the purchase of the Ben Hogan trademark and launched apparel with a retail partner during the latter part of the year. In fiscal 2014, we launched Ben Hogan Premium Collection and accessories products at multiple retailers. In fiscal 2014, we also entered into an agreement to develop apparel for the Jack Nicklaus brand.

•

In fiscal 2014, we further expanded our Callaway apparel licensing rights to include Europe, Middle East and Africa. We plan to integrate the expanded business into our existing European operating platform and leverage our systems and the expertise of our European management team to enhance execution and profitability of our business.

•

We are focused on several initiatives to increase our direct-to-consumer sales, including further expansion of our full-priced retail sales, our outlet stores and our continued launch of e-commerce web sites. This year, we launched Callaway Apparel and Farah direct to consumer websites. We have also recently opened a new flagship store in New York City for Original Penguin.

•	We entered into agreements that further expand our brands and give us a presence in Asia, including stores under the Manhattan, Farah and Laundry by Shelli Segal brands.

Expand our licensing opportunities. We believe licensing to third parties is an attractive opportunity for our brands by providing increased customer exposure domestically and internationally, as well as opportunities for future product extensions. We intend to expand the international distribution of our brands through licensing. We have approximately 141 license agreements, covering over 100 territories outside of the United States, to use our brands in numerous product categories, including apparel, accessories, footwear, soft home goods and fragrances.

We provide support to these business partners and ensure the integrity of our brand names by taking an active role in the design, quality control, advertising, marketing and distribution of licensed products. Licensing arrangements relate to a broad range of PEI brands. In addition to the revenues and brand awareness that licensing provides us, we also believe that licensing our brands benefits us by providing significant high-margin operating income contribution.

Pursue strategic acquisitions and opportunities that leverage and enhance our business platforms. We intend to continue to build our brand portfolio through acquisition opportunities. While we believe we have an attractive and diverse portfolio of brands with growth potential, we will continue to explore acquisitions of companies or trademarks and licensing opportunities that we believe are additive to our overall business. New license opportunities allow us to fill new product and brand portfolio needs. We take a disciplined approach to acquisitions, seeking brands with broad consumer recognition that we can grow profitably and expand by leveraging our infrastructure and core competencies and, where appropriate, by extending the brand through licensing.

Recent Developments

During the second half of fiscal 2014, we expanded our license agreement with Callaway Golf Company to include Europe, Middle East and Africa.

During the fourth quarter of fiscal 2014, we entered into an exclusive, long-term licensing agreement with Nicklaus International Brand Management to design, develop, manufacture and distribute men’s and ladies’ sportswear, tailored clothing and accessories under the Jack Nicklaus brand and Golden Bear icon. The licensed territories initially include the United States, Canada and Mexico.

We previously closed our Winnsboro distribution facility (“Winnsboro”) and listed the property for sale. Accordingly, Winnsboro was classified as a held-for-sale asset in the amount of $2.0 million. During the third quarter of fiscal 2014, we sold Winnsboro for a total sales price of $2.0 million, less selling commissions and closing costs. As a result of this transaction, we recorded a loss of $0.1 million.

During the fourth quarter of fiscal 2013, we entered into a sales agreement, in the amount of $7.5 million, for certain Asian trademark rights with respect to John Henry. This transaction closed in the first quarter of fiscal 2014. We collected proceeds of $4.9 million and $2.6 million during the first quarter of fiscal 2014 and the fourth quarter of fiscal 2013, respectively. As a result of this transaction, we recorded a gain of $6.3 million in the licensing segment. We plan to continue executing on the domestic strategy of the John Henry brand as a modern lifestyle resource to select retailers and through our licensing relationships in Latin America.

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

On February 16, 2012, we completed the acquisition of the world-wide intellectual property rights of the Ben Hogan family of brands from Callaway Golf Company for a purchase price of $7.0 million. We launched a full golf lifestyle apparel line in a major retailer during the second half of the year.

Brands

In fiscal 2014, approximately 92% of our net sales were from branded label sales compared to 87% in fiscal 2013. We currently own and license nationally and internationally over 30 recognized brands and the products are sourced for and sold throughout all major levels of retail distribution. Our owned brands include: Axist, Ben Hogan, C&C California, Cubavera, Farah, Grand Slam, Jantzen, John Henry, Laundry by Shelli Segal, Original Penguin, Perry Ellis, Rafaella, and Savane. We also distribute the Callaway Golf, Nike, Jag, Jack Nicklaus and PGA TOUR brands under license arrangements.

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

Axist. AXIST is an updated men’s sportswear brand built on style. A modern aesthetic with an up-to-date edge, AXIST is perfect for any occasion and all physiques. Performance features are key and give men the effortless ability to look great, whether in casual or career wear. Axist is available at Kohl’s. See further information at reasonstoaxist.com.

Ben Hogan. Ben Hogan, winner of 68 professional events and holder of nine major championships, once said: “The most important shot in golf is the next one.” That could not ring truer in the golf apparel business. The Ben Hogan line is styled, designed and infused with top-notch performance the legendary pro golfer once demanded. Ben Hogan prided himself on the idea that “there are no shortcuts in the quest for perfection.” This has become the mantra of the brand that carries his name. The Ben Hogan collection is reflective of the legend himself – exceptional sense of style with a passion for excellence.

C&C California. Based in Los Angeles, C&C California was founded in 2003, creating vintage-inspired tees from ultra-soft cotton in a wide range of exuberant colors. C&C California designs and markets a sportswear collection for women, including woven tops, bottoms and premium cashmere sweaters. With a cult celebrity fan base, the label is known for its soft-handed, quality fabrics. C&C California creates sophisticated, chic, California-inspired apparel with an emphasis on refined sexiness, comfort and subtle detailing in vibrant colors, targeting the fashion-conscious customer, regardless of age. In 2013 the brand expanded the collection to include a performance active line called C&C Sport, and C&C California is set to launch a line of intimates. C&C California and C&C Sport are distributed through specialty retailers, luxury department stores and have their own website: candccalifornia.com.

Callaway Golf. We became the official apparel licensee of Callaway Golf Company in March 2009. In April 2012, we expanded the agreement to include additional channels as well as territories in the Americas. The Callaway Golf apparel men’s and women’s collection includes classic and fashion lines featuring knit and woven shirts, pullovers, jackets, sweaters, vests, pants, shorts, headwear and accessories. The collection designs focus on sophisticated styling using luxury fabrics while the sport designs appeal to the active consumer. We recently launched a direct-to-consumer website, callawayapparel.com, as well as took over sales and distribution of Callaway Apparel in Europe, the Middle East, and Africa. The agreement runs through December 2017 with an option for an extension through 2022. Callaway Golf is a registered trademark of Callaway Golf Company.

Cubavera. Our Hispanic heritage brands appeal to a multicultural consumer. The collections are designed with cross-generational and crossover appeal while embracing the Latin lifestyle. Cubavera is currently sold in major department stores as well as specialty stores around the country. Cubavera is also sold in stand-alone retail stores and online at: cubavera.com.

Farah. Farah was born in the 1920s in El Paso, Texas, but it was not until the 1970s in the United Kingdom that it reached the cult status it holds today. The original Farah ‘Slack,’ made from hopsack canvas, became an immediate hit with the youth of Britain. Slim Cut, sharply tailored and featuring stain resistant technology, the trouser was unlike anything available at the time. Momentum for the brand grew and in the 1980s Farah became a must-have label amongst fashion savvy hipsters. Today, Farah is one of the UK’s most iconic fashion brands. Its products are widely distributed in premium and better end department stores as well as independent stores worldwide. See further information at farah.co.uk.

Gotcha. A household name to surfers throughout the world for over 35 years, Gotcha was launched from a Laguna Beach garage in 1978. Thanks to the specialized style `Gotcha provided, surf apparel turned into a nationally-accepted sportswear statement. Through incredible product, advertising, athlete sponsorships and events, Gotcha’s transformative effect has been felt throughout men’s sportswear. Today, the brand’s Fishman logo is instantly recognized on beaches around the world and Gotcha surf, skate and snow apparel can be found across five continents.

Grand Slam. Munsingwear introduced the world famous Grand Slam knit shirt in 1951 with the patented gussets, which allowed for a full and even swing. In 1954, an iconic logo was added to the left chest area – a groundbreaking design element for an American manufacturer creating a classic. Entering into a new century, the Grand Slam brand was given a complete face lift. Golf had become a sport representing an entire lifestyle, not just a couple hours on the course. The tagline “On Course, Off Course, Change Course” was developed to characterize this attitude and one “Ball in Motion” icon was introduced to represent the forward movement of the brand. The future of Grand Slam apparel is today.

Jack Nicklaus. Nicknamed the “Golden Bear,” Jack Nicklaus is widely regarded as a sports icon and the greatest champion in the history of golf. Winning a record total of 18 professional major-championship titles, 73 official TOUR victories worldwide, Nicklaus serves as a brand ambassador for the line. There is no name more synonymous with legendary greatness than Jack Nicklaus and there’s no line of premium pro-performance clothing more deserving of this name than Jack Nicklaus® golf apparel. The current agreement runs through December 2018 with an option for an extension through 2023.

Jag. We acquired the license for Jag in 2006. This brand has been a major player in the swimwear arena for the past two decades. Jag swimwear is intended for an active woman seeking functionality and style from her swimwear. It is sold in major department stores, national chains and specialty stores. The current agreement runs through June 2017.

Jantzen. For over 100 years, Jantzen has woven into the evolution of swimwear with iconic and authentic style. Having pioneered ‘the suit that changed bathing to swimming,’ the Jantzen brand signifies leadership in style, innovation and fashion. Defined by timeless, romantic glamour, Jantzen maximizes its heritage by activating an extensive archive for design inspiration. The signature red Diving Girl® logo was listed on Oregon History Project as one of the most recognized icons in existence. The collection is sold in upscale, specialty and major department stores. See further information at jantzen.com.

John Henry. Representing great taste and European influence since its inception, the John Henry sportswear addresses the busy 9-to-9 lifestyle of the man. John Henry has bridged European attitude with American sensibility, creating a versatile collection for the style-conscious man. The brand is available at national and regional stores. See further information at johnhenry.com.

Laundry by Shelli Segal. From red carpet to runway, the Laundry by Shelli Segal collection is a reflection of the “LA Girl” – feminine and contemporary with an energetic and free-spirited attitude, always craving the next fashion statement. Every season, Laundry by Shelli Segal styles interpret the latest trends, adding unique styling to create a signature look. The line is sought after by fashionistas and Hollywood A-listers alike; Laundry by Shelli Segal has amassed quite a few celebrity fans. Launched in 1988, Laundry by Shelli Segal dresses will take you from work to play; whether business cocktail or dinner date, baby shower or bridal party, prom night or wedding ensemble, the label offers the perfect dress for the occasion. The brand is contemporary, sexy, and always on trend and is available in premium department stores and luxury specialty retailers, as well as internationally. For more information: visit laundrybyshellisegal.com.

Manhattan. Capturing the essence of its namesake, the brand has stood for innovation and quality for over 150 years. Today it continues to evolve into a diverse dress-casual lifestyle brand based on the essentials of metropolitan living. The classic Manhattan staple remains their impeccable dress shirts, available at finer department stores throughout Asia and the Americas.

Munsingwear. Since 1886, the Munsingwear brand has delivered quintessential American apparel and innovations such as kangaroo pouch underwear. Golf shirts with a penguin icon were introduced in 1951, paving the way to a new sportswear lifestyle. The golf shirts remained popular throughout the 1970s and were worn by some of the most influential celebrities of the era. We work closely with domestic and international licensees to preserve the heritage and relevance of this iconic brand while also successfully selling into the corporate apparel industry. See further information at munsingwear.com.

Nike. Revolutionizing swim through constant innovation in competition and training, Nike Swim is defining the next generation of outfitting for sport. Performance fabrics, unique design and technologically superior construction come together to maximize efficiency on land and in the water. PEI is the official licensee in the USA, Canada and Mexico for the world’s leading sports and fitness company, to design, market and distribute competitive and active swimwear, swim gear and related apparel for Men, Women and Young Athletes. Nike Swim products are sold through team dealers, sporting goods, better specialty and department stores. The agreement was renewed and runs through May 2016.

Original Penguin. The Original Penguin brand is a cultural icon and represents a mix of iconic American Sportswear and contemporary fashion that appeals to a style-savvy consumer who’s into the details but doesn’t take fashion too seriously. Focused on the millennial consumer, the Original Penguin lifestyle re-defines the terms geek-chic and eccentric preppy with a strong focus on Americana and vintage-inspired looks. The product line is sold worldwide at upscale department and upper tier specialty stores and includes apparel, shoes and accessory items. The brand is also sold through stand-alone stores in the USA as well as the United Kingdom, Argentina, Chile and the Philippines. It is also sold online at: originalpenguin.com (U.S.) and at originalpenguin.co.uk (Europe).

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

PGA TOUR. The PGA TOUR is synonymous with high performance and a commitment to excellence – qualities that have been incorporated with the pro styling of PGA TOUR apparel. The official PGA TOUR season is covered in virtually every major market in North America with hundreds of thousands of on-site fans and millions of television viewers worldwide. The brand is sold to mid-tier department stores and sporting goods stores. The line offers superior quality, performance and comfort for golfers and non-golfers alike. PGA TOUR apparel performs like a champion while remaining a fashion leader. The license was originally acquired in 2004, and has been extended through July 2017 with an option for an extension through July 2022.

Rafaella. Founded in 1982, Rafaella focuses on understanding the needs of the modern woman who leads an on-the-go lifestyle. The brand’s continued success is a result of combining luxury fabrics and great style with an impeccable fit, and is how the brand eventually became famous for “The Perfect Fitting Pant”. The line provides sophisticated style on-the-go that both mixes and matches as well as transitions easily from day to night, complementing a woman’s busy lifestyle. Rafaella Sport launched in spring 2014, with a casual “at-leisure” complement to the main collection, and in Holiday 2014, Rafaella will launch a complete accessories line, rounding out the lifestyle collection. The brand is currently sold in better department stores as well as on its e-commerce site: rafaellasportswear.com.

Savane. The new Savane collection offers an array of styles, silhouettes and fabrications for every wearing occasion. Innovation product launches include: Eco-Start® products made with Repreve® recycled fibers, slim fit Travel Intelligence® using our signature CRUSHPROOF® technology. Comfort innovation and performance are the key attributes of Savane. The line is available at national department and regional specialty stores. For further information: visit savane.com.

Private Label. In addition to sales of branded products, we sell products to retailers under the labels of their own store lines. We sell private label products to Belk’s Department Store, Dillard’s, and Sam’s. Private label sales generally yield lower gross margins than sales of comparable branded products. Private label sales accounted for approximately 8% and 13% of our net sales during fiscal 2014 and 2013, respectively. The majority of our fiscal 2014 and 2013 private label sales related to our bottoms product category for which our customers utilize our production and replenishment expertise.

Products and Product Design

We offer a broad line of high quality men’s career and casual sportswear, golf apparel, sports apparel, swimwear, activewear and accessories. Our womenswear offerings include dresses, sportswear, swimwear, activewear and accessories. Substantially all of our products are designed by our in-house staff utilizing our advanced computer-aided design technology. This technology enables us to produce computer-generated simulated samples that display how a particular style will look in a given color and fabric before it is actually produced. These samples can be printed on paper or directly onto fabric to accurately present the colors and patterns to a potential customer. In addition, we can quickly alter the simulated sample in response to our customers’ needs, such as change of color, print layout, collar style and trimming, pocket details and/or placket treatments. The use of computer-aided design technology minimizes the time-consuming and costly need to produce actual sewn samples prior to retailer approval, allows us to create custom-designed products meeting the specific needs of customers and reduces a product’s time to market, from conception to the delivery of the product to customers.

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

Our products include:

Men’s Tops. We offer a broad line of sport shirts, sweaters, fleece, outerwear and jackets. This includes cotton and cotton-blend printed, yarn-dyed and solid knit shirts, cotton woven shirts, silk, cotton and rayon printed button front sport shirts, linen sport shirts, golf shirts, and embroidered knits and woven shirts. Our shirt line also includes dress casual shirts, brushed twill shirts, jacquard knits and yarn-dyed flannels. Additionally, we are one of the leading distributors of guayabera-style shirts in the United States. We market shirts under a number of our own brands as well as the private labels of our retail customers. Our tops are produced in a wide range of men’s sizes, including sizes for the big and tall men’s market. Sales of tops accounted for approximately 36%, 36% and 34% of net sales during fiscal 2014, 2013, and 2012, respectively.

Men’s Bottoms. Our bottoms line includes a variety of styles of wool, wool-blend, linen and polyester/rayon dress pants, casual pants in cotton and polyester/cotton, and linen/cotton walking shorts. We market our bottoms as single items or as a collection to complement our shirt lines. Sales of bottoms accounted for approximately 30%, 31% and 32% of net sales during fiscal 2014, 2013, and 2012, respectively.

Swimwear. Our swimwear line includes women’s, men’s and junior’s swimwear and accessories. Sales of swimwear and accessories accounted for approximately 10%, 9% and 9% of net sales during fiscal 2014, 2013 and 2012, respectively.

Women’s Sportswear, Dress and Contemporary. C&C California, Laundry by Shelli Segal and Rafaella have increased our distribution of women’s contemporary products, both in the dress and sportswear product category. During fiscal 2014, 2013 and 2012, sales in this product category represented approximately 17%, 18% and 19% of net sales, respectively.

Accessories. We also offer accessories under our existing brands, as well as private label. The majority of the accessories we sell are leather accessories. Accessories accounted for approximately 7%, 6% and 6% of net sales during each of fiscal 2014, 2013 and 2012, respectively.

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

As of February 1, 2014, we were the licensor in 141 license agreements, four worldwide, 60 domestic and 77 international, for various products including footwear, men’s suits, sportswear, dress shirts and bottoms, underwear, loungewear, outerwear, activewear, neckwear, fragrances, eyewear, accessories and home. Wholesale sales of licensed products by our licensees were approximately $596 million, $545 million and $503 million in fiscal 2014, 2013, and 2012, respectively. We received royalties from these sales of approximately $29.7 million, $27.1 million and $25.0 million in fiscal 2014, 2013, and 2012, respectively. We believe that our long-term licensing opportunities will continue to grow domestically and internationally. Periodically, we have reacquired licenses which fit into our overall strategy, such as small leather goods in late fiscal 2011 and fiscal 2012, respectively. Although the Perry Ellis brand has international recognition, we still perceive the brand to be under-penetrated in international markets such as Europe, Latin America and Asia. We are actively attempting to obtain licensees for the Perry Ellis brand in international markets. We believe that our brand and licensing experience will enable us to capitalize on these international opportunities and that our operations in the United Kingdom will assist us in this endeavor. In addition, we believe that the Jantzen brand’s history of over a century will allow us to take advantage of many domestic and international licensing opportunities.

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

We operate 42 Perry Ellis, six Original Penguin and two multi-brand retail outlet stores, two Perry Ellis full price retail stores, two Cubavera full price retail stores and 19 Original Penguin full price retail stores. We also have e-commerce web sites for our Perry Ellis, Cubavera, Callaway, Original Penguin, Rafaella, and C&C California brands with goals to expand our e-commerce offerings.

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

We use PerrySolutions in-house planning software that enables our sales planners to manage our retail customers’ inventory at the SKU level. In addition, we use Planalytics and Oracle Retail during the assortment planning process to allocate the correct quantities for the initial rollout of product at retail. These systems help us maximize sales and margins of our products by increasing inventory turns for the retailer, which in turn reduces our product returns and markdowns and increases our profitability. We also use demographic mapping data software that helps us develop specific micro-market plans for our customers and provide them with enhanced returns on our various product lines. Our Data Warehouse, Geographical Information Systems and IBM SPSS are utilized to detect future trends and identify new business opportunities. Our e-commerce environment utilizes Demandware coupled with the best of breed e-commerce Cloud and social media services creating an integrated leading edge environment.

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

We sell merchandise to a broad spectrum of retailers, including national and regional chains, upscale department, mass merchant and specialty stores. Our largest customers include Kohl’s, Macy’s, Sam’s, Marmaxx and Dillard’s. We have developed and maintained long-standing relationships with these customers. We also sell merchandise to corporate wear distributors.

Net sales to our five largest customers accounted for approximately 43%, 46% and 49% of net sales in fiscal 2014, 2013, and 2012, respectively. For fiscal 2014, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for 11% and 10% of net sales, respectively. For fiscal 2013, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 14% and 10% of net sales, respectively. For fiscal 2012, three customers accounted for over 10% of net sales; Kohl’s, Marmaxx and Macy’s accounted for approximately 16%, 10% and 10% of net sales, respectively.

Advertising and Promotions

We communicate through a variety of online and traditional mediums, targeting both the trade and our end consumers. In order to promote our men’s sportswear at the retail level, we participate in cooperative advertising in print and broadcast media, which features our products in our customers’ advertisements. The cost of this cooperative advertising is shared with our customers. We also conduct various in-store marketing activities with our customers, such as retail events and promotions, the costs of which are shared by our customers. These events and promotions are in great part orchestrated to coincide with high volume shopping times such as holidays (Christmas and Thanksgiving), Mother’s Day and Father’s Day. In addition to event promotion, we place perennial displays and signs of our products in retail establishments.

We use direct consumer advertising in select markets featuring the Perry Ellis, Cubavera, Rafaella, Savane and Original Penguin brand names through the placement of highly visible billboards, sponsorships and special event advertising. We also maintain informational websites featuring our brands. We create and implement editorial and public relations strategies designed to heighten the visibility of our brands. All of these activities are coordinated around each brand in an integrated marketing approach.

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

Sales and receivables are recorded when inventory is shipped. Our backlog of orders includes confirmed and unconfirmed orders, which we believe, based on our past experience and industry practice will be confirmed. As of March 10, 2014, the backlog for orders and shipments to date of our products was approximately $578 million, as compared to approximately $594 million as of March 6, 2013. The amount of unfilled orders at a point in time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and the scheduling of the sourcing and shipping of the product, which in most cases depends on the desires of the customer. Our backlog is also affected by an on-going trend among retailers to reduce the lead-time on their orders. In recent years, our customers have been more cautious of their inventory levels and have delayed placing orders and re-orders compared to our previous experience. Due to these factors a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Supply of Products and Quality Control

We currently use independent contract manufacturers to supply the substantial majority of the products we sell. Of the total units of sourced products in fiscal 2014, 74% was sourced from suppliers in Asia, 19% was sourced from suppliers in the Middle East and 7% was sourced from suppliers in the Americas, respectively. We believe that the use of numerous independent contract manufacturers allows us to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and the costs of maintaining and operating production facilities. We have had relationships with some suppliers for over 30 years, however, none of these relationships are formal or require either party to purchase or supply any fixed quantity of product.

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

Employees

As of March 1, 2014 and March 1, 2013, we had approximately 2,700 and 2,600, respectively, employees worldwide. None of our employees are subject to a collective bargaining agreement. We consider our employee relations to be satisfactory.

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

We derive a significant amount of our revenues from a few major customers. For example, net sales to our five largest customers accounted for approximately 43%, 46% and 49% of net sales for fiscal 2014, 2013 and 2012, respectively. For fiscal 2014, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 11% and 10% of net sales, respectively. For fiscal 2013, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 14% and 10% of net sales, respectively. For fiscal 2012, three customers accounted for over 10% of net sales; Kohl’s, Marmaxx and Macy’s accounted for approximately 16%, 10% and 10% of net sales, respectively. A significant decrease in business from or loss of any of our major customers could harm our financial condition by causing a significant decline in revenues.

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

The worldwide apparel industry is heavily influenced by general economic conditions, which could negatively impact our orders and our overall results of operations.

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

We are dependent upon the revenues generated by brands we license from third parties, and the loss or inability to renew certain of these licenses could reduce our net income.

The interruption of the business of third parties that license their brands to us could adversely affect our net income. We currently license the Nike, Jag, Champions Tour, PGA TOUR, Jack Nicklaus and Callaway Golf brands from third parties. These licenses vary in length of term, renewal conditions and royalty obligations. The average term of these licenses is three to five years with automatic renewals depending upon whether we achieve certain targeted sales goals. We may not be able to renew or extend any of these licenses on favorable terms, if at all. If we are unable to renew or extend any of these licenses, we could experience a decrease in net income.

We are dependent upon the revenues generated by the licensing of our brands to third parties, and the loss or inability to renew certain of these licenses could reduce our royalty income and consequently reduce our net income.

The loss of several licensees of our brands at any one time could adversely affect our royalty income and net income. Royalty income from licensing our brands to third parties accounted for $29.7 million, or 3% of total revenues, for fiscal 2014 and $27.1 million, or 3% of total revenues, for fiscal 2013. These licenses vary in length of term, renewal conditions and royalty obligations. The average term of these licenses is three to five years with automatic renewals depending upon whether certain targeted performance goals are met. We may not be able to renew or extend any of these licenses on favorable terms, if at all. If we are unable to renew or extend any of these licenses, we could experience a decrease in royalty income and net income.

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

We have a significant amount of debt. As of February 1, 2014, we had approximately $182.0 million of debt outstanding (excluding amounts outstanding under our letter of credit facility). Our indebtedness could have important consequences, including:

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

Our future success depends to a significant extent on retaining the services of certain executive officers and directors, in particular George Feldenkreis, our Chairman of the Board and Chief Executive Officer, and Oscar Feldenkreis, our Vice Chairman, President and Chief Operating Officer. They are each party to an employment agreement that expires in January 30, 2016. The loss of the services of either George Feldenkreis or Oscar Feldenkreis, or any other key member of management, could have a material adverse effect on our ability to manage our business. Our continued success is dependent upon our ability to attract and retain qualified management and operational personnel to support our future growth. Our inability to do so may have a significant negative impact on our ability to manage our business.

We rely significantly on information technology. Cybersecurity risks - technology failures or cyber-attacks on our systems could disrupt the Company’s operations and negatively impact our business.

We increasingly rely on information technology systems to process, transmit and store electronic information. A significant portion of the communication between personnel, customers and suppliers depends on information technology. Like most companies, our information technology systems may be vulnerable to interruption and stored data might be improperly accessed due to a variety of events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. We have technology security initiatives and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate or implemented properly to ensure that our operations are not disrupted or that data security breaches do not occur.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The general location, use, ownership status, approximate size, and lease expiration dates of the principle properties which we currently occupy are set forth below:

Location	Use	Lease Expiration	Ownership Status	Approximate Area in Square Feet
Miami, Florida	Principle Executive and Administrative Offices; Warehouse and Distribution Facility	N/A	Owned	240,000

Miami, Florida	Distribution and Administrative Functions	2014	Leased	66,000

Seneca, South Carolina	Distribution Center	N/A	Owned	345,000

Tampa, Florida	Distribution Center	N/A	Owned	305,000

Beijing, China	3 Administrative Office Units	N/A	Owned	12,000

New York City, New York	Office, Design and Showrooms	2013 through 2028	Leased	166,000

Portland, Oregon	Office Space	2016	Leased	19,000

Commerce, California	Office Space	2018	Leased	39,400

Witham, UK	Distribution and Administrative Functions	2016	Leased	70,000

In addition, we lease several locations in Texas, Wisconsin, and California totaling approximately 49,000 square feet of office space.

We also lease 73 retail stores, comprising approximately 192,000 square feet of selling space in the United States and United Kingdom.

In addition, we lease several locations internationally totaling approximately 50,000 square feet of office and retail space.

Our principal executive and administrative office, warehouse and distribution facility is encumbered by a $12.0 million mortgage, which loan is due on August 1, 2020. The facility in Tampa, Florida is encumbered by a $12.0 million mortgage, which loan is due on January 23, 2019.

Item 3.	Legal Proceedings

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

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

	High	Low
Fiscal Year 2014
First Quarter	$19.59	$16.02
Second Quarter	22.19	17.55
Third Quarter	21.03	17.59
Fourth Quarter	19.68	14.14

Fiscal Year 2013
First Quarter	$19.47	$15.30
Second Quarter	21.30	16.90
Third Quarter	23.28	17.75
Fourth Quarter	22.27	17.79

(b)	Holders

As of April 9, 2014, there were approximately 100 registered shareholders of record of our common stock. We believe the number of beneficial owners of our common stock is in excess of 5,000.

(c)	Dividends

During December 2012, the Board of Directors authorized the payment of a one-time cash dividend of $1.00 per common share, to be paid to our shareholders of record at the close of business on December 21, 2012. Payment of cash dividends are subject to certain covenants under our senior credit facility and the indenture governing our senior subordinated notes. See footnotes 13 and 14 to our consolidated financial statements included in Item 8 of this Report. Any future decision regarding payment of cash dividends will depend on our earnings and financial position and such other factors as our board of directors deems relevant.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information for Fiscal 2014

The following table summarizes as of February 1, 2014 the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, and rights	Weighted-average exercise price of outstanding options, and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders (1)	1,216,572	$17.12	691,864
Equity compensation plans not approved by security holders	—	—	—

Total	1,216,572	$17.12	691,864

(1)	Represents awards made pursuant to our 2002 Equity Compensation Plan and our Second Amended and Restated 2005 Long-Term Incentive Compensation Plan.

(e)	Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return on the Nasdaq Composite and the S&P Apparel, Accessories & Luxury Goods Index commencing on February 1, 2009 and ending on February 1, 2014. The graph assumes that $100 was invested on February 1, 2009 in our common stock or in the Nasdaq Composite Index and the S&P Apparel, Accessories & Luxury Goods Index, and that all dividends are reinvested. Past performance is not necessarily indicative of future performance.

			INDEXED RETURNS Years Ending
Company / Index	Base Period 2009	2010	2011	2012	2013	2014
Perry Ellis International, Inc.	$100.00	417.45	733.07	404.69	527.80	428.53
NASDAQ Composite	$100.00	146.89	186.44	196.24	222.01	293.80
S&P Apparel, Accessories & Luxury Goods	$100.00	188.96	265.74	375.70	350.07	399.50

(f)	Sales of Unregistered Securities

Not Applicable.

(g)	Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value that May Yet Be Purchased under the Plans or Programs
December 9, 2013 to December 11, 2013	133,242	$14.69	133,242	$17,000,000

(1)	During fiscal 2014, our Board of Directors extended the stock repurchase program to authorize us to purchase, from time to time and as market and business conditions warrant, up to $60 million of our common stock for cash in the open market or in privately negotiated transactions through October 31, 2014. Although our Board of Directors allocated a maximum of $60 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis. Total purchases under the plan to date amount to $43.0 million.

Item 6.	Selected Financial Data

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

Fiscal Years Ended	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010

Income Statement Data:
Net sales	$882,573	$942,451	$955,549	$763,884	$729,217
Royalty income	29,651	27,102	25,043	26,404	24,985

Total revenues	912,224	969,553	980,592	790,288	754,202
Cost of sales	609,436	652,352	656,850	507,829	505,104

Gross profit	302,788	317,201	323,742	282,459	249,098
Selling, general and administrative expenses	272,716	263,854	248,618	220,018	200,356
Depreciation and amortization	12,626	13,896	13,673	12,211	13,625
Impairment on assets	42,977	3,516	6,066	392	254
Gain on sale of long-lived assets	6,162	410	—	—	—

Operating (loss) income	(19,369)	36,345	55,385	49,838	34,863
Costs on early extinguishment of debt	—	—	1,306	730	357
Interest expense	15,025	14,836	16,103	13,203	17,371

Net (loss) income before income taxes	(34,394)	21,509	37,976	35,905	17,135

Income tax (benefit) provision	(11,615)	6,708	12,459	11,393	3,615

Net (loss) income	(22,779)	14,801	25,517	24,512	13,520

Less: Net income attributable to noncontrolling interest	—	—	—	400	353

Net (loss) income attributable to Perry Ellis International, Inc.	$(22,779)	$14,801	$25,517	$24,112	$13,167

Net (loss) income attributable to Perry Ellis International, Inc. per share:
Basic	$(1.52)	$1.01	$1.71	$1.84	$1.04
Diluted	$(1.52)	$0.97	$1.60	$1.70	$1.01

Weighted average number of shares outstanding
Basic	14,988	14,715	14,927	13,110	12,699
Diluted	14,988	15,315	15,950	14,149	13,005

Other Financial Data:
EBITDA (a)	$(6,743)	$50,241	$69,058	$62,049	$48,488
EBITDA margin (b)	(0.7%)	5.2%	7.0%	7.9%	6.4%
Cash flows from operations	220	76,981	712	21,004	88,795
Cash flows from investing	(27,354)	(8,908)	(2,327)	(94,491)	(2,034)
Cash flows from financing	(588)	(37,085)	7,011	73,600	(76,999)
Capital expenditures	(22,246)	(10,740)	(13,811)	(6,695)	(3,749)

Fiscal Years Ended	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010

Balance Sheet Data (at year end):
Working capital	$278,197	$273,773	$289,916	$248,606	$188,056
Total assets	706,735	763,129	724,195	686,033	561,316
Total debt (c)	181,875	175,382	197,490	229,129	155,108
Total stockholders’ equity	347,533	371,240	366,495	302,940	270,116

a)	EBITDA represents earnings before interest expense, cost on early extinguishment of debt, depreciation and amortization, noncontrolling interest and income taxes as outlined below in tabular format. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, and does not represent cash flow from operations. EBITDA is presented solely as a supplemental disclosure because we believe that it is a common measure of operating performance in the apparel industry. The following provides a reconciliation of net income to EBITDA:

Fiscal Years Ended	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)

Net (loss) income attributable to Perry Ellis International, Inc.	$(22,779)	$14,801	$25,517	$24,112	$13,167
Depreciation and amortization	12,626	13,896	13,673	12,211	13,625
Interest expense	15,025	14,836	16,103	13,203	17,371
Income tax (benefit) provision	(11,615)	6,708	12,459	11,393	3,615
Net income attributable to noncontrolling interest	—	—	—	400	353
Costs on early extinguishment of debt	—	—	1,306	730	357

EBITDA	$(6,743)	$50,241	$69,058	$62,049	$48,488

b)	EBITDA margin represents EBITDA as a percentage of total revenues. EBITDA margin as a percentage of revenue is presented solely as a supplemental disclosure because we believe that it is a common measure of operating performance in the apparel industry. The following provides a reconciliation of gross profit to EBITDA margin as a percentage of revenue:

Fiscal Years Ended	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)

Gross profit	$302,788	$317,201	$323,742	$282,459	$249,098
Less:
Selling, general and administrative expenses	272,716	263,854	248,618	220,018	200,356
Impairment on assets	42,977	3,516	6,066	392	254
Plus:
Gain on sale of long-lived assets	6,162	410	—	—	—

EBITDA	$(6,743)	$50,241	$69,058	$62,049	$48,488

Total revenue	$912,224	$969,553	$980,592	$790,288	$754,202
EBITDA margin as a percentage of revenue	(0.7%)	5.2%	7.0%	7.9%	6.4%

c)	Total debt includes balances outstanding under Perry Ellis International’s senior credit facility, senior subordinated notes payable, real estate mortgages, and lease payable-long term.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are one of the leading apparel companies in the United States. We manage a portfolio of major brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution in approximately 20,000 selling doors. Our portfolio of highly recognized brands include: Axist, Ben Hogan, C&C California, Cubavera, Farah, Grand Slam, Jantzen, John Henry, Laundry by Shelli Segal, Original Penguin by Munsingwear (“Original Penguin”), Perry Ellis, Rafaella and Savane. We also (i) license the Callaway Golf brand, the Jack Nicklaus brand and the PGA Tour brand, for golf apparel, (ii) license the Jag brand for men’s and women’s swimwear and cover-ups and (iii) license the Nike brand for swimwear and swimwear accessories.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers in the United States, Canada, Mexico, the United Kingdom and Europe. Our largest customers include Kohl’s, Macy’s, Sam’s, The Marmaxx Group, and Dillard’s. As of April 1, 2014, we operated 42 Perry Ellis, six Original Penguin and two multi-brand retail outlet stores located primarily in upscale retail outlet malls across the United States, United Kingdom and Puerto Rico, and two Perry Ellis, two Cubavera and 19 Original Penguin full price retail stores located in upscale demographic markets in the United States and United Kingdom. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through four worldwide, 60 domestic, and 77 international license agreements covering over 100 countries.

We have narrowed our focus on key brands by major distribution channel. As a result of our internal review of non-core brands and businesses, we recognized a write-down of $42.0 million of certain intangible assets. We view this business review as a positive step as we streamline our business model and deploy our capital behind our key brands. We also initiated an infrastructure rationalization in November 2013. As a result of this exercise; we are aligning our business organization by brands to ensure that we are addressing the full product lifestyle opportunity under our key national brands. We have engaged a global consulting firm to review our systems, processes and operating methodology. We believe that our infrastructure realignment coupled with this consulting review will enable our teams to be more effective and our organization to realize greater efficiency and profitability.

In fiscal 2014, our Men’s Sportswear and Swim segment, which is comprised of men’s sportswear, swimwear and accessories, accounted for 73% of our total revenues, our Women’s Sportswear segment accounted for 15% of our total revenues, our Direct-to-Consumer segment, which is comprised of retail and e-commerce, accounted for 9% of our total revenues and our Licensing segment accounted for approximately 3% of our total revenues. Finally, our U.S. based business represented approximately 90% of total revenues, while our foreign operations represented 10% of total revenue for fiscal 2014.

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

Recent Accounting Pronouncements

See Footnotes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for recent accounting pronouncements.

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in this report is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of assets that are our trademarks and goodwill, the recoverability of deferred tax assets and the measurement of retirement related benefits.

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

Goodwill. Goodwill represents the excess of the purchase price over the value assigned to tangible and identifiable intangible assets of businesses acquired and accounted for under the acquisition method. We review goodwill at least annually for possible impairment during the fourth quarter of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability and cash flows. Evaluating goodwill for impairment involves certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations, historical and anticipated performance of our operations and other factors. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. Assumptions critical to the fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of each reporting unit; (ii) projected revenue and expense growth rates; and (iii) projected long-term growth rates used in the derivation of terminal year values. Adverse changes in these assumptions could materially impact our fair value estimates and result in additional goodwill impairments. The goodwill impairment test is a two-step process that requires us to make decisions in determining appropriate assumptions to use in the calculation. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of each reporting unit’s implied fair value of goodwill requires us to allocate the estimated fair value of the reporting unit to its assets and liabilities. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying amount.

Deferred Taxes. We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized based on the differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates. The ultimate realization of the deferred tax assets is assessed based upon all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is recorded, if required, to reduce deferred tax assets to that portion which is expected to more likely than not be realized.

The ultimate realization of the deferred tax assets, related to net operating losses, is dependent upon the generation of future taxable income during the periods prior to their expiration. If our estimates and assumptions about future taxable income are not appropriate, the value of our deferred tax asset may not be recoverable, and may result in an increase to our valuation allowance that will impact current earnings.

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

Our Results of Operations for Fiscal 2014

The following table sets forth, for the periods indicated selected items in our consolidated statements of operations expressed as a percentage of total revenues:

Fiscal Years Ended	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	96.7%	97.2%	97.4%
Royalty income	3.3%	2.8%	2.6%

Total revenues	100.0%	100.0%	100.0%
Cost of sales	66.8%	67.3%	67.0%

Gross profit	33.2%	32.7%	33.0%
Selling, general and administrative expenses	29.9%	27.2%	25.4%
Depreciation and amortization	1.4%	1.4%	1.4%
Impairment on long-lived assets	4.7%	0.4%	0.6%
Gain on sale of long-lived assets	0.7%	0.0%	0.0%

Operating (loss) income	-2.1%	3.7%	5.6%
Costs on early extinguishment of debt	0.0%	0.0%	0.1%
Interest expense	1.7%	1.5%	1.6%

Net (loss) income before income taxes	-3.8%	2.2%	3.9%
Income tax (benefit) provision	-1.3%	0.7%	1.3%

Net (loss) income	-2.5%	1.5%	2.6%

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income by segment, the most directly comparable GAAP financial measure:

	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$664,824	$708,202	$718,721
Women’s Sportswear	135,994	149,084	164,298
Direct-to-Consumer	81,755	85,165	72,530
Licensing	29,651	27,102	25,043

Total revenues	$912,224	$969,553	$980,592

	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Reconciliation of operating income to EBITDA
Operating income (loss) by segment:
Men’s Sportswear and Swim	$8,975	$24,366	$38,276
Women’s Sportswear	(10,883)	(4,028)	5,848
Direct-to-Consumer	(12,306)	(6,640)	(5,273)
Licensing	(5,155)	22,647	16,534

Total operating (loss) income	$(19,369)	$36,345	$55,385

	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Add:
Depreciation and amortization
Men’s Sportswear and Swim	$7,043	$8,573	$9,028
Women’s Sportswear	1,899	1,902	1,412
Direct-to-Consumer	3,549	3,054	2,719
Licensing	135	367	514

Total depreciation and amortization	$12,626	$13,896	$13,673

EBITDA by segment:
Men’s Sportswear and Swim	$16,018	$32,939	$47,304
Women’s Sportswear	(8,984)	(2,126)	7,260
Direct-to-Consumer	(8,757)	(3,586)	(2,554)
Licensing	(5,020)	23,014	17,048

Total EBITDA	$(6,743)	$50,241	$69,058

EBITDA margin by segment
Men’s Sportswear and Swim	2.4%	4.7%	6.6%
Women’s Sportswear	(6.6%)	(1.4%)	4.4%
Direct-to-Consumer	(10.7%)	(4.2%)	(3.5%)
Licensing	(16.9%)	84.9%	68.1%
Total EBITDA margin	(0.7%)	5.2%	7.0%

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

The following is a discussion of our results of operations for the fiscal year ended February 1, 2014 (“fiscal 2014”) as compared with the fiscal year ended February 2, 2013 (“fiscal 2013”) and fiscal 2013 compared with the fiscal year ended January 28, 2012 (“fiscal 2012”).

Our fiscal 2014 results as compared to our fiscal 2013 results

Net sales. Men’s Sportswear and Swim net sales in fiscal 2014 were $664.8 million, a decrease of $43.4 million, or 6.1%, from $708.2 million in fiscal 2013. The net sales decrease was attributed primarily to decreases in our mid-tier channel, with private and exclusive brands down over 20% as we strategically exited lower margin programs, and as that channel experienced more softness and retailers worked aggressively to manage inventory. These decreases were partially offset by increases of 13% in golf apparel revenues, inclusive of Callaway, PGA Tour and Ben Hogan, which were partially offset by reductions in Grand Slam. Increases were also experienced in our licensed Nike swimwear.

Women’s Sportswear net sales in fiscal 2014 were $136.0 million, a decrease of $13.1 million, or 8.8%, from $149.1 million in fiscal 2013. The net sales change was attributable primarily to decreases in our contemporary Laundry dress business and overall replenishment business for Rafaella.

Direct-to-Consumer net sales in fiscal 2014 were $81.8 million, a decrease of $3.4 million, or 4.0%, from $85.2 million in fiscal 2013. The decrease was driven by lower traffic patterns in our stores influenced by macroeconomic factors, such as the unseasonal weather conditions as well as overall economic weakness and consumer pull back in spending. Additionally, ecommerce sales were down from last year due to the rollout of a less promotional strategy across our sites implemented during the third quarter of fiscal 2013.

Royalty income. Royalty income for fiscal 2014 was $29.7 million, an increase of $2.6 million, or 9.6%, from $27.1 million in fiscal 2013. Royalty income increases were attributed to increases in our licensed Original Penguin, Perry Ellis and contemporary Laundry businesses. Approximately 81.8% of our royalty income was attributed to guaranteed minimum royalties with the balance attributable to royalty income in excess of guaranteed minimums for fiscal 2014.

Gross profit. Gross profit was $302.8 million in fiscal 2014, a decrease of $14.4 million, or 4.5%, as compared to $317.2 million in fiscal 2013. This decrease is attributed to the reduction in net sales as described above and the factors described within the gross profit margin section below.

Gross profit margin. In fiscal 2014, gross profit margins were 33.2% as a percentage of total revenue as compared to 32.7% in fiscal 2013, an increase of 50 basis points. This increase is primarily associated with higher margins in our golf lifestyle apparel, as well as margin expansion in our Rafaella collection sportswear business driven by reduced markdowns, a more favorable revenue mix as a result of lower private label revenues, as well as a stronger contribution from the Company’s higher margin international platform and licensing revenues. These margin improvements were partially offset by increased liquidation sales in the fashion swim business.

Selling, general and administrative expenses. Selling, general and administrative expenses in fiscal 2014 were $272.7 million, an increase of $8.8 million, or 3.3%, from $263.9 million in fiscal 2013. The increase was in line with our expectations and was primarily attributed to additional investment in brand marketing, ecommerce photography, and other infrastructure spends. Also, we experienced costs in the amount of $2.1 million related to the relocation of our New York offices and $0.8 million in costs associated with the sale of the Asian rights of the John Henry trademark. Also included were costs in the amount of approximately $1.6 million related to reorganization within our business. During fiscal 2013, we experienced costs in the amount of approximately $8.0 million related to our realignment, which primarily encompassed voluntary early retirement costs, the exit and consolidation of our west and east coast third party logistics warehouses, relocation of our New York offices and severance expense related to exited businesses.

EBITDA. Men’s Sportswear and Swim EBITDA margin in fiscal 2014 decreased 230 basis points to 2.4%, from 4.7% in fiscal 2013. The EBITDA margin was negatively impacted by reduced leverage from the increased infrastructure expenditures in this segment. The margin was also negatively impacted by costs associated with the relocation of our New York offices.

Women’s Sportswear EBITDA margin in fiscal 2014 decreased 520 basis points to (6.6%), from (1.4%) in fiscal 2013. The decrease was primarily attributable to the impairment of goodwill in the amount of $7.7 million to its estimated fair value as described below and the impact of costs associated with the relocation of our New York offices. The margin was positively impacted by the increase in gross margin in Rafaella sportswear, as well as Laundry.

Direct-to-Consumer EBITDA margin in fiscal 2014 decreased 650 basis points to (10.7%), from (4.2%) in fiscal 2013. The decrease was primarily attributable to the reduction in revenue from our stores and ecommerce business, as described above. Because of the reduction in revenue, we were not able to realize a favorable leverage in selling, general and administrative expenses. Also the decrease was attributable to the impairment of certain long-lived assets (leaseholds) in the amount $0.9 million to their estimated fair value as described below.

Licensing EBITDA margin in fiscal 2014 decreased to (16.9%), from 84.9% in fiscal 2013. This decrease was primarily attributed to an impairment of $34.3 million on assets recognized during fiscal 2014, as discussed below. No comparable impairment occurred during fiscal 2013. This decrease was partially offset by the gain on the sale of the Asian rights of the John Henry brand as described below.

Depreciation and amortization. Depreciation and amortization in fiscal 2014, was $12.6 million, a decrease of $1.3 million, or 9.4%, from $13.9 million in fiscal 2013. The decrease is attributed to the reduction in depreciation associated with the impairments of long-lived assets taken during the fourth quarter of fiscal 2013, offset by the increases in depreciation related to our capital expenditures, primarily in the direct-to-consumer segment and corporate leaseholds.

Impairment on assets. During the fourth quarter of fiscal 2014, we recorded a $43.0 million impairment charge to reduce the net carrying value of certain assets. As a result of our annual impairment analysis, during fiscal 2014, we recorded trademark and goodwill impairment charges of $34.3 million and $7.7 million, respectively, due to decreases in our projected revenues principally resulting from our internal review of brands and businesses that will be afforded a reduced focus in our forward strategy. This is a positive step as we streamline our business/brand model. Some of the impairments resulted from a decline in the future anticipated cash flows from these trademarks, which was due, in part, to the current economic challenges and market conditions in the apparel industry. Additionally, our discount rate used to derive the present value factors used in determining the fair value of the trademarks increased as a result of the depression in our stock price experienced during the fourth quarter of fiscal 2014. There was no such impairment for fiscal 2013. In addition, we recorded a $0.9 million impairment charge to reduce the net carrying value of certain long-lived assets (primarily leaseholds) to their estimated fair value. During the fourth quarter of fiscal 2013, we recorded a $3.5 million impairment charge to reduce the net carrying value of certain long-lived assets (primarily leaseholds) and real property.

(Loss) gain on sale of long-lived assets. During the fourth quarter of fiscal 2013, we entered into a sales agreement, in the amount of $7.5 million, for certain Asian trademark rights with respect our John Henry brand. The transaction closed in the first quarter of fiscal 2014. As a result of this transaction, we recorded a gain of $6.3 million. This gain was included in our licensing segment’s operating income. We plan to continue to execute our domestic strategy for the John Henry brand as a modern lifestyle resource for sale to select retailers as well as to license it in Latin America. The gain of $6.3 million was partially offset by the $0.1 million loss related to the sale of our Winnsboro distribution facility during the third quarter of fiscal 2014.

Interest expense. Interest expense in 2014 was $15.0 million, an increase of $0.2 million, or 1.4%, from $14.8 million in fiscal 2013. The primary reason for the increase in interest expense is due to the higher average borrowings on our credit facility as compared to our borrowings in the prior year.

Income taxes. Our income tax (benefit) provision in fiscal 2014 was ($11.6) million, an $18.3 million decrease as compared to $6.7 million in 2013. For fiscal 2014, our effective tax rate was 33.8% as compared to 31.2% for 2013. The increase in the tax rate is attributed to a larger proportion of non-deductible and permanent items being generated in the U.S. as opposed to foreign jurisdictions, with lower statutory rates combined with the fiscal 2014 loss as a result of trademark impairments. See Footnotes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further details regarding taxable income by jurisdiction.

Net (loss) income. Net loss in fiscal 2014 was ($22.8) million, a decrease of $37.6 million, or 254.1%, as compared to net income $14.8 million in fiscal 2013. The changes in operating results were due to the items described above.

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

Selling, general and administrative expenses. Selling, general and administrative expenses in fiscal 2013 were $263.9 million, an increase of $15.3 million, or 6.2%, from $248.6 million in fiscal 2012. The increase was in line with our expectations and was primarily attributed to the direct-to-consumer business for new stores opened during fiscal 2013. Also, we experienced costs in the amount of approximately $8.0 million related to our realignment, which primarily encompassed voluntary early retirement costs, the exit and consolidation of our west and east coast third party logistics warehouses, relocation of our New York offices and severance expense related to exited businesses. These increases were partially offset by savings realized in our strategic review, as well as, lower compensation expense.

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

Licensing EBITDA margin in fiscal 2013 increased 1,680 basis points to 84.9%, from 68.1% in fiscal 2012. During fiscal 2012, we recognized an impairment of $4.6 million on long-lived assets. No comparable impairment occurred during fiscal 2013. Additionally, this increase was further attributed to the increase in license business as discussed above.

Depreciation and amortization. Depreciation and amortization in fiscal 2013, was $13.9 million, an increase of $0.2 million, or 1.5%, from $13.7 million in fiscal 2012. This increase is attributed to our capital expenditures, primarily in the direct-to-consumer segment.

Impairment on assets. During the fourth quarter of fiscal 2013, we recorded a $3.5 million impairment charge to reduce the net carrying value of certain long-lived assets (primarily leaseholds) and real property. During the fourth quarter of fiscal 2012, we recorded a $6.0 million impairment charge to reduce the net carrying value of certain long-lived assets and real property. As a result of our annual impairment analysis, during fiscal 2012, we recorded trademark impairment charges of $4.6 million, due to decreases in our projected revenues for certain brands. The impairments resulted from a decline in the future anticipated cash flows from these trademarks, which is due, in part, to the current economic challenges and market conditions in the apparel industry. There was no such impairment for fiscal 2013. Also during fiscal 2012, we recorded a $1.4 million impairment charge to reduce the net carrying value of certain long-lived assets (real property) to their estimated fair value.

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

Interest expense. Interest expense in 2013 was $14.8 million, a decrease of $1.3 million, or 8.1%, from $16.1 million in fiscal 2012. The primary reason for the decrease in interest expense is due to the lower average borrowings on our credit facility as compared to our borrowings in the prior year. Additionally, the decrease is further attributable to the 8 7/ 8% senior subordinated notes and the 7 7/8% senior subordinated notes that were outstanding simultaneously for about one month during fiscal 2012 causing us to have approximately $0.7 million in redundant interest expense. There were no comparable transactions during fiscal 2013.

Income taxes. Our income tax provision in fiscal 2013 was $6.7 million, a $5.8 million decrease as compared to $12.5 million in 2012. For fiscal 2013, our effective tax rate was 31.2% as compared to 32.8% for 2012. The decrease in the tax rate is attributed to a smaller proportion of worldwide income being generated in the U.S. as opposed to foreign jurisdictions with lower statutory rates. See Footnotes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further details regarding taxable income by jurisdiction.

Net income attributable to Perry Ellis International, Inc. Net income in fiscal 2013 was $14.8 million, a decrease of $10.7 million, or 42.0%, as compared to $25.5 million in fiscal 2012. The changes in operating results were due to the items described above.

Our Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions and capital expenditures; and to a lesser extent, on letter of credit facilities for the acquisition of a small portion of our inventory purchases. We believe that our working capital requirements will decrease for next year as a result of our planned reduction in inventory levels. As of February 1, 2014, our total working capital was $278.2 million as compared to $273.8 million as of February 2, 2013. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs and capital expenditure needs over the next year. We also believe that our real estate assets, which had a net book value of $23.2 million at February 1, 2014, have a higher market value. These real estate assets may provide us with additional capital resources. Additional borrowings against these real estate assets, however, would be subject to certain loan to value criteria established by lending institutions. As of February 1, 2014, we had mortgage loans on these properties totaling $23.6 million.

We consider the undistributed earnings of our foreign subsidiaries as of February 1, 2014, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of February 1, 2014, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $30.0 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

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

Net cash provided by operating activities was $0.2 million in fiscal 2014 as compared to cash provided by operating activities of $77.0 million in fiscal 2013 and cash provided by operating activities of $0.7 million in fiscal 2012.

The cash provided by operating activities in fiscal 2014 is primarily attributable to a decrease in accounts receivable of $28.0 million; partially offset by an increase in inventory of $23.9 million, an increase in prepaid income taxes of $0.2 million, an increase in other assets of $0.2 million, a decrease in accounts payable and accrued expenses of $20.8 million and deferred pension obligation of $3.2 million. As a result of our increased inventory balance, our inventory turnover ratio decreased to 3.4 as compared to 3.8 for the comparable period in fiscal 2013.

The cash provided by operating activities in fiscal 2013 is primarily attributable to a decrease in inventory of $15.3 million associated with our inventory management, an increase of our accounts payable and accrued expenses of $54.1 million and a decrease in other current assets and prepaid income taxes of $1.3 million; partially offset by an increase in accounts receivable of $29.1 million, and a decrease in deferred pension obligation in the amount of $3.3 million. As a result of the decrease in inventory in fiscal 2013, our inventory turnover ratio increased to 3.8 as compared to 3.3 for the comparable period in fiscal 2012.

Net cash used in investing activities was $27.4 million in fiscal 2014, as compared to cash used by investing activities of $8.9 million in fiscal 2013. The net cash used during fiscal 2014, primarily reflects the purchase of property and equipment of $22.2 million, primarily for new leaseholds, and the purchase of investments in the amount of $15.4 million; partially offset by proceeds from the sale of certain Asian trademark rights with respect to John Henry of $4.9 million and by the net proceeds on the sale of our Winnsboro distribution facility of $1.9 million as well as the cash surrender value on the termination of key man life insurances in the amount of $3.6 million. Net cash used in investing activities was $8.9 million in fiscal 2013, which primarily reflects the purchase of property and equipment in the amount of $9.8 million and the purchase of Ben Hogan in the amount of $7.0 million; partially offset by the proceeds related to the Rafaella purchase price adjustment of $4.5 million and a deposit on the sale of an intangible asset of $2.6 million. Net cash used in investing activities was $2.3 million in fiscal 2012, which primarily reflects the purchase of property and equipment in the amount of $13.1 million, offset by the utilization of restricted cash collateralizing letters of credit in the amount of $9.4 million acquired in the Rafaella acquisition and the proceeds of $2.9 million from the sale of intangible assets. We anticipate capital expenditures during fiscal 2015 of $13.0 million to $14.0 million in new leasehold improvements, technology, systems, retail stores, and other expenditures.

Net cash used in financing activities was $0.6 million in fiscal 2014, as compared to cash used by financing activities of $ 37.1 million in fiscal 2013. The net cash used during fiscal 2014 primarily reflects net borrowings on our senior credit facility of $8.2 million and proceeds from exercises of stock options of $0.2 million; partially offset by purchases of treasury stock of $7.0 million, payments on real estate mortgages of $1.4 million, payments in deferred financing fees of $0.3 million and payments on capital leases of $0.3 million. Net cash used in financing activities in fiscal 2013 was $37.1 million, which reflects net payments on our senior credit facility of $21.7 million, dividends paid of $15.0 million and the purchase of treasury stock of $2.6 million; partially offset by proceeds from exercises of stock options of $1.8 million and a tax benefit from the exercise of stock options of $1.6 million. Net cash provided by financing activities in fiscal 2012 was $7.0 million, which reflects net proceeds from the issuance of our new 7 7/ 8% senior subordinated notes in the amount of $146.5 million, the net proceeds from our stock offering in the amount of $52.9 million, proceeds from exercises of stock options of $4.8 million, a tax benefit from the exercise of stock options of $1.3 million, partially offset by net payments on our senior credit facility of $75.7 million, the retirement of our 8 7/ 8% senior subordinated notes in the amount of $105.8 million and the purchase of treasury stock of $16.0 million.

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

During fiscal 2014, 2013, and 2012, we repurchased shares of our common stock at a cost of $7.0 million, $2.6 million and $16.0 million, respectively. As of February 1, 2014, there were 400,516 shares of treasury stock outstanding at a cost of approximately $7.0 million and there were no shares of treasury stock outstanding as of February 2, 2013.

During January 2013, we retired 1,290,022 shares of treasury stock recorded at a cost of approximately $18.5 million, on our consolidated balance sheets. Accordingly, during fiscal 2013, we reduced common stock and additional paid-in-capital by $13,000 and $18.5 million, respectively. Total purchases under the plan are $43.0 million.

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

Senior Credit Facility

On January 9, 2014, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $125 million, subject to increases from time to time in increments of $25 million up to a maximum of $200 million. The Credit Facility was extended through December 1, 2018. At February 1, 2014, we had outstanding borrowings of $8.2 million under the Credit Facility. At February 2, 2013, we had no outstanding borrowings.

Certain Covenants. The Credit Facility contains certain financial and other covenants, which, among other things, require us to maintain a minimum fixed charge coverage ratio if availability falls below certain thresholds. We are not aware of any non-compliance with any of its covenants in this Credit Facility. These covenants may restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness and liens in certain circumstances, redeem or repurchase capital stock, make certain investments or sell assets. We may pay cash dividends subject to certain restrictions set forth in the covenants including, but not limited to, meeting a minimum excess availability threshold and no occurrence of default. We could be materially harmed if it violates any covenants, as the lenders under the Credit Facility could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, the lenders could proceed against our assets and our subsidiaries that are borrowers or guarantors. In addition, a covenant violation that is not cured or waived by the lenders could also constitute a cross-default under certain of our other outstanding indebtedness, such as the indenture relating to our 7 7/8% senior subordinated notes due April 1, 2019, letter of credit facilities, or our real estate mortgage loans. Such a cross-default could result in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

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

Interest. Interest on the outstanding principal balance drawn under the Credit Facility accrues, at the prime rate and at the rate quoted by the agent for Eurodollar loans. The margin adjusts quarterly, in a range of 0.50% to 1.00% for prime rate loans and 1.50% to 2.00% for Eurodollar loans, based on the previous quarterly average of excess availability plus excess cash on the last day of the previous quarter.

Security. As security for the indebtedness under the Credit Facility, we have granted to the lenders a first priority security interest (subject to liens permitted under the Credit Facility to be senior thereto) in substantially all of its existing and future assets, including, without limitation, accounts receivable, inventory, deposit accounts, general intangibles, equipment and capital stock or membership interests, as the case may be, of certain subsidiaries, and real estate but excluding our non-U.S. subsidiaries and all of our trademark portfolio.

Letter of Credit Facilities

As of February 1, 2014, we maintained two U.S. dollar letter of credit facilities totaling $45.0 million and one letter of credit facility totaling $0.3 million utilized by our United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

During the third quarter of fiscal 2012, we increased one of our two U.S. dollar letters of credit from $10.0 million to $15.0 million, under existing terms and reduced the letter of credit facility utilized by our United Kingdom subsidiary from $1.0 million to $0.3 million. On January 9, 2014 we decreased the letter of credit sublimit in our Senior Credit Facility to $30.0 million. As of February 1, 2014 and February 2, 2013, there was $33.5 million and $43.5 million, respectively, available under the existing letter of credit facilities.

Real Estate Mortgage Loans

In July 2010, we paid off the then existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. The interest rate has been modified since the refinancing date. The interest rate was 4.25% per annum and monthly payments of principal and interest of $71,000 were due, based on a 25-year amortization with the outstanding principal due at maturity. In July 2013, we amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 3.90% per annum and the terms were restated to reflect new monthly payments of principal and interest of $69,000, based on a 25-year amortization with the outstanding principal due at maturity. At February 1, 2014 the balance of the real estate mortgage loan totaled $11.7 million, net of discount, of which $361,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on January 23, 2019. The mortgage loan has been refinanced and the interest rate has been modified since such date. The interest rate was 4.00% per annum and quarterly payments of principal and interest of $248,000 were due, based on a 20-year amortization with the outstanding principal due at maturity. In January 2014, we amended the mortgage loan to modify the interest rate. The interest rate was reduced to 3.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of approximately $68,000, based on a 20-year amortization with the outstanding principal due at maturity. At February 1, 2014, the balance of the real estate mortgage loan totaled $12.0 million, net of discount, of which approximately $431,000 is due within one year.

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

Contractual Obligations and Commercial Contingent Commitments

The following tables illustrate the balance of our contractual obligations and commercial contingent commitments as of February 1, 2014:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt, net of interest	$182,151	$792	$1,673	$19,656	$160,030
Interest on long-term debt (1)	69,524	12,668	25,251	25,123	6,482
Operating leases	183,939	19,560	38,532	32,350	93,497
Capital leases	378	301	77	—	—
Employee agreements	6,500	2,500	3,000	1,000	—
Pension liability	29,491	3,145	6,105	5,968	14,273
Royalty minimum guaranties	32,484	9,438	17,517	5,529	—

Total contractual obligations	$504,467	$48,404	$92,155	$89,626	$274,282

(1)	Includes interest payments based on contractual terms and excludes interest on the senior credit facilty, which typically approximates. $1.0 million per year.

	Amount of Contingent Commitment Expiration Per Period
	(in thousands)
Other Commercial Contingent Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$11,858	$11,858	$—	$—	$—

Total commercial commitments	$11,858	$11,858	$—	$—	$—

Total contractual obligations and other commercial contingent commitments	$516,325	$60,262	$92,155	$89,626	$274,282

At February 1, 2014, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest and penalties totaling $0.8 million. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur in relation to these liabilities.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our financial position and results of operations as of and for the fiscal year ended February 1, 2014.

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

Derivatives on $150 Million Senior Subordinated Notes Payable

In August 2009, we entered into an interest rate cap agreement (the “$75 million Cap Agreement”) for an aggregate notional amount of $75 million associated with our 8 7/8% senior subordinated notes. The $75 million Cap Agreement became effective on December 15, 2010 and was scheduled to terminate on September 15, 2013. The $75 million Cap Agreement was being used to manage cash flow risk associated with our floating interest rate exposure pursuant to a former swap agreement. The $75 million Cap Agreement did not qualify for hedge accounting treatment. The change in fair value resulted in an increase to interest expense of $0.1 million for the year ended January 28, 2012. We terminated the $75 million Cap Agreement during March 2011. In connection with the termination, we paid $1.6 million.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates:

	Less than 1 yr 2015	1 - 3 yrs		4 - 5 yrs		After 5 yrs Thereafter		Fair Value 2014
		2016	2017	2018	2019		Total
Long-term Liabilities:
7 7/8% Senior Subordinated Notes Payable	$0.0	$0.0	$0.0	$0.0	$0.0	$150.0	$150.0	$160.0
Fixed Interest Rate	7.88%	7.88%	7.88%	7.88%	7.88%	7.88%	7.88%

Real Estate Mortgage Loan	$0.4	$0.4	$0.4	$0.4	$0.4	$10.0	$12.0	$12.0
Fixed Interest Rate	3.90%	3.90%	3.90%	3.90%	3.90%	3.90%	3.90%

Real Estate Mortgage Loan	$0.4	$0.4	$0.5	$0.5	$10.2	$0.0	$12.0	$12.0
Fixed Interest Rate	3.25%	3.25%	3.25%	3.25%	3.25%	N/A	3.25%

Senior Credit Facility	$0.0	$0.0	$0.0	$0.0	$8.2	$0.0	$8.2	$8.2
Average Variable Interest Rate (A)	2.21%	2.21%	2.21%	2.21%	N/A	N/A	2.21%

(A)

Senior credit facility has a variable rate of interest of either 1) the published prime lending rate or 2) the Eurodollar rate with adjustments of both rates based on meeting certain financial conditions.

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

See pages F-1 through F-55 appearing at the end of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 1, 2014.

The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable rather than absolute assurance that the objectives of the control system are met. The design of a control system must also reflect the fact that there are resource constraints, with the benefits of controls considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud (if any) within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that simple errors or mistakes can occur. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of February 1, 2014 in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

April 15, 2014

Management of Perry Ellis International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of February 1, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).

Management determined that, as of February 1, 2014, our internal control over financial reporting was effective.

Our internal control over financial reporting as of February 1, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is which is included in Part II, Item 8.

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

Information regarding our directors and executive officers required by this item is included in our Proxy Statement relating to our 2014 Annual Meeting under the captions “Election of Directors” and is incorporated herein by reference.

Information regarding our audit committee and our audit committee financial expert required by this item is included in our Proxy Statement relating to our 2014 Annual Meeting under the caption “Corporate Governance- Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is included in our Proxy Statement relating to our 2014 Annual Meeting under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our directors, officers, and employees. The Code of Ethics is posted on our website at www.pery.com. Amendments to, and waivers granted under, our Code of Ethics, if any, will be posted to our website as well.

Information describing any material changes to the procedures by which security holders may recommend nominees to our Board of Directors is included in our Proxy Statement related to our 2014 Annual Meeting under the caption “Corporate Governance-Meetings and Committees of the Board of Directors.”

Item 11.	Executive Compensation

Information required by this item is included in our Proxy Statement related to our 2014 Annual Meeting under the captions “Executive Compensation”, “Compensation Discussion and Analysis,” “Director Compensation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is included in our Proxy Statement related to our 2014 Annual Meeting under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is included in our Proxy Statement related to our 2014 Annual Meeting under the captions “Certain Relationships and Related Transactions” and “Corporate Governance-Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this item is included in our Proxy Statement related to our 2014 Annual Meeting Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

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

(3)	Exhibits

Exhibit No.	Exhibit Description	Where Filed

3.1	Registrant’s Amended and Restated Articles of Incorporation	Filed as an Exhibit to the Registrant’s Proxy Statement for its 1998 Annual Meeting and incorporated herein by reference.

3.2	Articles of Amendment to Articles of Incorporation	Filed as an Annex to the Registrant’s Proxy Statement for its 2003 Annual Meeting and incorporated herein by reference.

3.3	Registrant’s Amended and Restated Bylaws	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

4.1	Form of Common Stock Certificate	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

Exhibit No.	Exhibit Description	Where Filed

4.7	Indenture by and among Perry Ellis International, Inc., the Subsidiary Guarantors party thereto and U.S. Bank Trust National Association dated March 8, 2011	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-167728) and incorporated herein by reference.

4.8	First Supplemental Indenture by and among Perry Ellis International, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association dated March 8, 2011	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 14, 2011 and incorporated herein by reference.

4.9	Form of Perry Ellis International, Inc. 7.875% Senior Subordinated Note due April 1, 2019 (set forth in Exhibit A to Exhibit 4.8 above)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 14, 2011 and incorporated herein by reference.

10.1	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Officers (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 and incorporated herein by reference.

10.4	Profit Sharing Plan (1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-96304) and incorporated herein by reference.

10.5	Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Proxy Statement for its 2000 Annual Meeting and incorporated herein by reference.

10.7	2002 Stock Option Plan (1)	Filed as an Annex to the Registrant’s Proxy Statement for its 2002 Annual Meeting and incorporated herein by reference.

10.12	Form of Stock Option Agreement pursuant to the 2002 Stock Option Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004 and incorporated herein by reference.

10.25	Form of Stock Option Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.

10.26	Form of Restricted Stock Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.

10.32	Business lease dated July 1, 2004 between George Feldenkreis and the Registrant for 50,000 square feet of warehouse space	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and incorporated herein by reference.

10.33	Business lease dated July 1, 2004 between George Feldenkreis and the Registrant for 16,000 square feet of office Space	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and incorporated herein by reference.

Exhibit No.	Exhibit Description	Where Filed

10.34	Promissory Note dated June 7, 2006 in favor Commercebank, N.A.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 13, 2006 and incorporated herein by reference.

10.35	Mortgage and Security Agreement dated June 7, 2006 in favor Commercebank, N.A.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 13, 2006 and incorporated herein by reference.

10.43	Employment Agreement dated February 8, 2008 between George Feldenkreis and the Registrant (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and incorporated herein by reference.

10.44	Employment Agreement dated February 8, 2008 between Oscar Feldenkreis and the Registrant (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and incorporated herein by reference.

10.46	Amended Form of Restricted Stock Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and incorporated herein by reference.

10.48	Employment Agreement dated March 2, 2009 between Anita Britt and the Registrant (1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 17, 2010, as amended, and incorporated herein by reference.

10.49	Employment Agreement dated June 26, 2009 between Stephen Harriman and the Registrant (1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 1, 2009 and incorporated herein by reference.

10.53	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2010, and incorporated herein by reference.

10.56	Form of Performanced-Based Restricted Stock Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.57	Form of Restricted Stock Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.58	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.59	Form of Non-Qualified Stock Option Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

Exhibit No.	Exhibit Description	Where Filed

10.60	Amended and Restated Loan and Security Agreement dated December 2, 2011 among Perry Ellis International, Inc., the subsidiaries named as Borrowers or Guarantors therein, the Lenders named therein, Wells Fargo Bank, National Association, as agent for the Lenders, and Bank of America, N.A., as syndication agent	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 2, 2011, and incorporated herein by reference.

10.61	Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Annex to the Registrant’s Proxy Statement for its 2011 Annual Meeting and incorporated herein by reference.

10.62	2011 Management Incentive Compensation Plan (1)	Filed as an Annex to the Registrant’s Proxy Statement for its 2011 Annual Meeting and incorporated herein by reference.

10.63	Form of Performance-Based Units Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2013, and incorporated herein by reference.

10.64	Employment Agreement dated September 9, 2013 between Stanley Silverstein and the Registrant (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 11, 2013, and incorporated herein by reference.

10.65	Amendment No. 1 dated January 9, 2014 to the Amended and Restated Loan and Security Agreement dated as of December 2, 2011 among Perry Ellis International, Inc., the subsidiaries named as Borrowers or Guarantors therein, the Lenders named therein, Wells Fargo Bank, National Association, as agent for the Lenders, and Bank of America, N.A., as syndication agent	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 9, 2014 and incorporated herein by reference.

10.66	Employment Agreement by and between Perry Ellis International, Inc. and George Feldenkreis (1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated May 10, 2013 and incorporated herein by reference.

10.67	Employment Agreement by and between Perry Ellis International, Inc. and Oscar Feldenkreis (1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated May 10, 2013 and incorporated herein by reference.

16.1	Letter from Deloitte & Touche LLP dated September 18, 2013	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 18, 2013 and incorporated herein by reference.

21.1	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, registered public accounting firm regarding financial statements and internal controls over financial reporting of the Registrant	Filed herewith.

Exhibit No.	Exhibit Description	Where Filed

23.2	Consent of Deloitte & Touche LLP, registered public accounting firm regarding financial statements and internal controls over financial reporting of the Registrant	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Management Contract or Compensation Plan.

(b)	Item 601 Exhibits

The exhibits required by Item 601 of Regulation S-K are set forth in (a) (3) above.

(c)	Financial Statement Schedules

The financial statement schedules required by Regulation S-K are set forth in (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERRY ELLIS INTERNATIONAL, INC.

Dated: April 15, 2014	By:	/s/ GEORGE FELDENKREIS
George Feldenkreis Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/S/ GEORGE FELDENKREIS George Feldenkreis	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 15, 2014

/S/ OSCAR FELDENKREIS Oscar Feldenkreis	Vice Chairman of the Board, President, Chief Operating Officer and Director	April 15, 2014

/S/ ANITA BRITT Anita Britt	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2014

/S/ JOE ARRIOLA Joe Arriola	Director	April 15, 2014

/S/ GARY DIX Gary Dix	Director	April 15, 2014

/S/ JOSEPH P. LACHER Joseph P. Lacher	Director	April 15, 2014

/S/ JOSEPH NATOLI Joseph Natoli	Director	April 15, 2014

/S/ ALEXANDRA WILSON Alexandra Wilson	Director	April 15, 2014

INDEX TO FINANCIAL STATEMENTS

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Perry Ellis International, Inc.:

In our opinion, the accompanying consolidated balance sheet as of February 1, 2014 and the related consolidated statements of operations, of comprehensive (loss) income, of changes in stockholders’ equity and of cash flows for the year then ended present fairly, in all material respects, the financial position of Perry Ellis International, Inc. and its subsidiaries at February 1, 2014 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(1) for the year ended February 1, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework(1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Miami, Florida

April 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Perry Ellis International, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheet of Perry Ellis International, Inc. and subsidiaries (the “Company”) as of February 2, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the each of the two years in the period ended February 2, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perry Ellis International, Inc. and subsidiaries at February 2, 2013, and the results of their operations and their cash flows for each of the two years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 29 to the consolidated financial statements, the accompanying financial statements have been retrospectively adjusted for a change in the reporting entity structure.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Miami, Florida

April 16, 2013

(April 15, 2014 as to Note 29)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	February 1, 2014	February 2, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$26,989	$54,957
Accounts receivable, net	146,392	174,484
Inventories	206,602	183,127
Investments, at fair value	15,398	—
Deferred income taxes	14,060	11,608
Prepaid income taxes	7,579	7,261
Prepaid expenses and other current assets	7,369	11,667

Total current assets	424,389	443,104

Property and equipment, net	59,912	50,749
Other intangible assets, net	211,485	246,681
Goodwill	6,022	13,794
Other assets	4,927	8,801

TOTAL	$706,735	$763,129

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$112,442	$132,028
Accrued expenses and other liabilities	24,642	28,595
Accrued interest payable	4,095	4,061
Unearned revenues	5,013	4,647

Total current liabilities	146,192	169,331

Senior subordinated notes payable, net	150,000	150,000
Senior credit facility	8,162	—
Real estate mortgages	22,844	24,202
Deferred pension obligation	9,862	14,686
Unearned revenues and other long-term liabilities	14,732	14,828
Deferred income taxes	7,410	18,842

Total long-term liabilities	213,010	222,558

Total liabilities	359,202	391,889

Commitment and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,901,956 shares issued and outstanding as of February 1, 2014 and 15,326,658 shares issued and outstanding as of February 2, 2013	159	153
Additional paid-in-capital	155,522	150,091
Retained earnings	206,277	229,056
Accumulated other comprehensive loss	(7,468)	(8,060)

Total	354,490	371,240
Treasury stock at cost; 400,516 shares as of February 1, 2014 and no shares as of February 2, 2013	(6,957)	—

Total equity	347,533	371,240

TOTAL	$706,735	$763,129

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

(amounts in thousands, except per share data)

	February 1, 2014	February 2, 2013	January 28, 2012
Revenues:
Net sales	$882,573	$942,451	$955,549
Royalty income	29,651	27,102	25,043

Total revenues	912,224	969,553	980,592
Cost of sales	609,436	652,352	656,850

Gross profit	302,788	317,201	323,742
Operating expenses:
Selling, general and administrative expenses	272,716	263,854	248,618
Depreciation and amortization	12,626	13,896	13,673
Impairment on assets	42,977	3,516	6,066

Total operating expenses	328,319	281,266	268,357

Gain on sale of long-lived assets	6,162	410	—

Operating (loss) income	(19,369)	36,345	55,385
Costs on early extinguishment of debt	—	—	1,306
Interest expense	15,025	14,836	16,103

Net (loss) income before income taxes	(34,394)	21,509	37,976

Income tax (benefit) provision	(11,615)	6,708	12,459

Net (loss) income	$(22,779)	$14,801	$25,517

Net (loss) income per share:
Basic	$(1.52)	$1.01	$1.71

Diluted	$(1.52)	$0.97	$1.60

Weighted average number of shares outstanding
Basic	14,988	14,715	14,927
Diluted	14,988	15,315	15,950

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED

(amounts in thousands)

	February 1, 2014	February 2, 2013	January 28, 2012
Net (loss) income	$(22,779)	$14,801	$25,517

Other comprehensive income:
Foreign currency translation adjustments, net	(679)	171	(264)
Unrealized gain (loss) on pension liability (net of tax provision (tax benefit) of $831 in 2014, ($34) in 2013 and ($2,911) in 2012)	1,310	(53)	(4,593)
Unrealized loss on investments, (net of tax benefit)	(39)	—	—

Total other comprehensive income (loss)	592	118	(4,857)

Comprehensive (loss) income	$(22,187)	$14,919	$20,660

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 1, 2014, FEBRUARY 2, 2013 AND JANUARY 28, 2012

(amounts in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	ACCUMULATED OTHER COMPRE- HENSIVE (LOSS) INCOME	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT
BALANCE, JANUARY 29, 2011	16,609,966	166	119,560	(17,415)	(3,321)	203,950	302,940
Exercise of stock options	530,109	5	4,763	—	—	—	4,768
Tax benefit for exercise of non-qualified stock options	—	—	1,267	—	—	—	1,267
Restricted shares and options issued as compensation	109,282	1	(109)	—	—	—	(108)
Net income	—	—	—	—	—	25,517	25,517
Issuance of common stock	2,000,000	20	52,906	—	—	—	52,926
Purchase of treasury stock	—	—	—	(15,958)	—	—	(15,958)
Other comprehensive income	—	—	—	—	(4,857)	—	(4,857)
Retirement of treasury stock	(2,462,196)	(25)	(17,390)	17,415	—	—	—

BALANCE, JANUARY 28, 2012	16,787,161	167	160,997	(15,958)	(8,178)	229,467	366,495
Exercise of stock options	355,056	4	1,800	—	—	—	1,804
Exercise of warrants	106,508	1	(1)	—	—	—	—
Tax benefit of restricted shares and non-qualified stock options	—	—	1,554	—	—	—	1,554
Restricted shares and options issued as compensation	(632,045)	(6)	4,268	—	—	—	4,262
Net income	—	—	—	—	—	14,801	14,801
Purchase of treasury stock	—	—	—	(2,582)	—	—	(2,582)
Dividends	—	—	—	—	—	(15,212)	(15,212)
Retirement of treasury stock	(1,290,022)	(13)	(18,527)	18,540	—	—	—
Other comprehensive income	—	—	—	—	118	—	118

BALANCE, FEBRUARY 2, 2013	15,326,658	153	150,091	—	(8,060)	229,056	371,240
Exercise of stock options	33,230	—	154	—	—	—	154
Tax benefit of restricted shares and non-qualified stock options	—	—	(1)	—	—	—	(1)
Restricted shares and options issued as compensation	542,068	6	5,278	—	—	—	5,284
Net loss	—	—	—	—	—	(22,779)	(22,779)
Purchase of treasury stock	—	—	—	(6,957)	—	—	(6,957)
Other comprehensive income	—	—	—	—	592	—	592

BALANCE, FEBRUARY 1, 2014	15,901,956	$159	$155,522	$(6,957)	$(7,468)	$206,277	$347,533

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

(amounts in thousands)

	February 1, 2014	February 2, 2013	January 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(22,779)	$14,801	$25,517
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,211	13,943	13,441
Provision for bad debts	(98)	331	93
Tax benefit from exercise of stock options	(83)	(1,554)	(1,267)
Impairment on assets	42,977	3,516	6,066
Amortization of debt issue costs	705	712	582
Amortization of premiums and discounts	113	53	(16)
Amortization of unrealized (gain) loss on pension liability	534	524	15
Deferred income taxes	(14,875)	2,651	6,354
Share-based compensation	5,284	4,262	(108)
Gain on sale of long-lived assets, net	(6,162)	(389)	—
Change in fair value and settlement of derivatives	—	—	(1,832)
Costs on early extinguishment of debt	—	—	1,306
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	28,049	(29,130)	(16,295)
Inventories	(23,925)	15,343	(22,828)
Prepaid income taxes	(187)	2,644	(3,152)
Prepaid expenses and other current assets	1,099	(1,368)	(388)
Other assets	(244)	477	(1,497)
Accounts payable and accrued expenses	(20,780)	54,129	(1,936)
Accrued interest payable	34	(125)	442
Unearned revenues and other liabilities	564	(588)	(758)
Deferred pension obligation	(3,217)	(3,251)	(3,027)

Net cash provided by operating activities	220	76,981	712

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,243)	(9,840)	(13,132)
Purchase of investments	(15,437)	—	—
Deposit on sale of intangible asset	—	2,625	—
Proceeds on sale of intangible asset	4,875	—	—
Proceeds on termination of insurance	3,559	—	—
Proceeds on sale of long-lived assets, net	1,892	760	2,875
Payment on purchase of intangible assets	—	(7,000)	(535)
Proceeds in connection with purchase price adjustment	—	4,547	—
Redemption of restricted funds as collateral	—	—	9,369
Payment on purchase of operating leases	—	—	(904)

Net cash used in investing activities	(27,354)	(8,908)	(2,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	415,885	288,312	398,208
Payments on senior credit facility	(407,723)	(309,991)	(473,871)
Dividends paid to stockholders	—	(14,992)	—
Purchase of treasury stock	(6,957)	(2,582)	(15,958)
Payments on real estate mortgages	(1,385)	(727)	(549)
Payments on capital leases	(318)	(363)	(381)
Deferred financing fees	(327)	(100)	(103)
Proceeds from exercise of stock options	154	1,804	4,768
Tax benefit from exercise of stock options	83	1,554	1,267
Proceeds from issuance of senior subordinated notes payable	—	—	150,000
Payments on senior subordinated notes payable	—	—	(105,792)
Debt issuance costs	—	—	(3,504)
Proceeds from issuance of common stock	—	—	56,000
Stock issuance costs	—	—	(3,074)

Net cash (used in) provided by financing activities	(588)	(37,085)	7,011

Effect of exchange rate changes on cash and cash equivalents	(246)	(147)	196

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,968)	30,841	5,592
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	54,957	24,116	18,524

CASH AND CASH EQUIVALENTS AT END OF YEAR	$26,989	$54,957	$24,116

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

(amounts in thousands)

	February 1, 2014	February 2, 2013	January 28, 2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,173	$14,553	$15,944

Income taxes	$1,608	$6,310	$6,616

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Capital lease financing	$—	$888	$66

Accrued purchases of property and equipment	$3	$12	$613

Unrealized gain (loss) on pension liability included in comprehensive income	$1,310	$(53)	$(4,593)

Investment in joint venture	$—	$396	$—

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

Perry Ellis International, Inc. and Subsidiaries (the “Company”) is one of the leading apparel companies in the United States and manages a portfolio of major brands, some of which were established over 100 years ago. The Company designs, sources, markets and licenses products nationally and internationally at multiple price points and across all major levels of retail distribution. The Company’s portfolio of highly recognized brands includes: Axist®, Ben Hogan®, C&C California®, Cubavera®, Farah®, Grand Slam®, Jantzen®, John Henry®, Laundry by Shelli Segal®, Original Penguin® by Munsingwear® (“Original Penguin”), Perry Ellis®, Rafaella® and Savane®. We also (i) license the Callaway Golf® brand, Jack Nicklaus® brand and PGA Tour® brand for golf apparel, (ii) license the Jag® brand for men’s and women’s swimwear and cover-ups and (iii) license the Nike® brand for swimwear and swimwear accessories.

The periods presented in these financial statements are the fiscal years ended February 1, 2014 (“fiscal 2014”), February 2, 2013 (“fiscal 2013”) and January 28, 2012 (“fiscal 2012”). Fiscal 2014 and 2012 each contained 52 weeks while fiscal 2013 contained 53 weeks.

2.	Summary of Significant Accounting Policies

The following is a summary of the Company’s significant accounting policies:

PRINCIPLES OF CONSOLIDATION—The consolidated financial statements include the accounts of Perry Ellis International, Inc. and its wholly-owned and controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company consolidates any entity in which the Company would be deemed a primary beneficiary.

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

INVESTMENTS—The Company’s investments include marketable securities and certificates of deposit for the fiscal year ended February 1, 2014. All investments are classified as available-for-sale. Investments are stated at fair value. The estimated fair value of the marketable securities is based on quoted prices in an active market. Gains and losses on investment transactions are determined using the specific identification method and are recognized in income based on trade dates. Unrealized gains and losses on securities available-for-sale are included in accumulated other comprehensive income until realized. Management evaluates securities held with unrealized losses for other-than-temporary impairment at least on a quarterly basis. Consideration is given to (a) the length of time and the extent to which the fair value has been less than cost; (b) the financial condition and near-term prospects of the issuer; and (c) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

PROPERTY AND EQUIPMENT—Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements and capital leases is computed using the straight-line method over the shorter of the lease term or estimated useful lives of the assets or improvements. The useful lives are as follows:

Asset Class	Average Useful Lives in Years
Furniture, fixtures and equipment	3-10
Vehicles	5-7
Leasehold improvements	4-15
Buildings and building improvements	10-39

INTANGIBLE ASSETS AND GOODWILL—As of February 1, 2014, intangible assets were comprised of trademarks, goodwill and customer lists. The trademarks and goodwill were identified as intangible assets with indefinite useful lives, and accordingly, are not being amortized. The Company assesses the carrying value of intangible assets and goodwill at least annually. Customer lists were identified as intangible assets with finite useful lives and are amortized using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.

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

The Company recorded a $0.9 million, $3.5 million and $1.4 million impairment charge, in fiscal 2014, 2013 and 2012, respectively, to reduce the net carrying value of certain long-lived assets (primarily real property and leaseholds) to their estimated fair value, considered a level 3 fair value measure. Impairment charges are included in impairment on assets in the accompanying consolidated statements of operations.

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

ADVERTISING AND RELATED COSTS—The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $16.4 million, $14.9 million and $14.3 million for the years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively, and are included in selling, general and administrative expenses.

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

REVENUE RECOGNITION—Sales are recognized at the time title transfers to the customer, generally upon shipment. Trade allowances and a provision for estimated returns and other allowances are recorded at the time sales are made, considering historical and anticipated trends. The Company records revenues net of corresponding sales taxes. Retail store revenue is recognized net of estimated returns and corresponding sales tax at the time of sale to consumers. The Company operates predominantly in North America, with 93% of its sales in that market. Two customers accounted for approximately 11% and 10%, respectively, of net sales for fiscal 2014. Two customers accounted for approximately 14% and 10%, respectively, of net sales for fiscal 2013. Three customers accounted for approximately 16%, 10% and 10%, respectively, of net sales for fiscal 2012. Sales to these customers are included in the Men’s Sportswear and Swim, as well as, the Women’s Sportswear segments. A significant decrease in business from or loss of any of the major customers could harm the financial condition of the Company by causing a significant decline in revenues attributable to such customers. The Company does not believe that concentrations of credit risk represent a material risk of loss with respect to its financial position as of February 1, 2014.

Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. A liability for unearned royalty income is recognized when licensees pay contractual obligations before being earned or when up-front fees are collected. This liability is recognized as royalty income over the applicable term of the respective license agreement.

ADVERTISING REIMBURSEMENTS—The majority of the Company’s license agreements require licensees to reimburse the Company for advertising placed on behalf of the licensees based on a percentage of the licensees’ net sales. The Company records earned advertising reimbursements received from its licensees as a reduction of the related advertising costs in selling, general and administrative expenses. For the fiscal years 2014, 2013 and 2012, the Company has reduced selling, general and administrative expenses by $5.9 million, $5.8 million and $5.6 million of licensee reimbursements, respectively. Unearned advertising reimbursements result when a licensee pays required reimbursements prior to the Company incurring the advertising expense. A liability is recorded for these unearned advertising reimbursements.

FOREIGN CURRENCY TRANSLATION—For the Company’s international operations, local currencies are generally considered their functional currencies. The Company translates assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and revenue and expenses are translated at average monthly exchange rates. Translation adjustments resulting from this process are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). Transactions in foreign currencies during the year are re-measured at rates of exchange at the date of the transaction. Gains and losses related to re-measurement of items arising through operating activities are included in the accompanying consolidated statements of operations.

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

NET (LOSS) INCOME PER SHARE—Basic net (loss) income per share is computed by dividing net income by the weighted average shares of outstanding common stock. The calculation of diluted net income per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net (loss) income per share includes the effects of stock options, warrants, stock appreciation rights (“SARS”) and unvested restricted shares as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted (loss) income per share:

	2014	2013	2012
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(22,779)	$14,801	$25,517

Denominator:
Basic—weighted average shares	14,988	14,715	14,927
Dilutive effect: equity awards	—	600	916
Dilutive effect: warrant	—	—	107

Diluted—weighted average shares	14,988	15,315	15,950

Basic (loss) income per share	$(1.52)	$1.01	$1.71

Diluted (loss) income per share	$(1.52)	$0.97	$1.60

Antidilutive effect:(1)	1,945	1,048	605

(1)	Represents weighted average of stock options to purchase shares of common stock, SARS and unvested restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

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

For fiscal 2014, 2013 and 2012, approximately $5.3 million, $4.3 million and ($0.1) million in compensation expense has been recognized in selling, general and administrative expenses in the consolidated statements of operations related to stock options, SARS and restricted stock, respectively. During fiscal 2014, 2013 and 2012, the Company reversed $0.3 million, $0.4 million and $4.4 million, respectively, of previously recognized compensation expense into earnings, since it was no longer probable that the previously established performance targets would be met and those equity awards were no longer expected to vest. Compensation expense for these awards is based on the fair value at the original grant date. During fiscal 2014, 2013, and 2012, the Company received cash of $0.2 million, $1.8 million, and $4.8 million, respectively, from the exercise of stock options and realized a tax benefit of approximately $0.1 million, $1.6 million, and $1.3 million, respectively, from such exercises.

The fair value of restricted stock awards is based on the quoted market price on the date of grant. The fair value of the options is estimated at the date of grant using the Black-Scholes Option Pricing Model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including: expected volatility based on the expected price of the Company’s common stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercises and employee terminations; and dividend yield based on the Company’s history and expectation of dividend payments. Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in fiscal years 2014, 2013 and 2012 was $10.06, $10.32 and $15.04, respectively.

The following weighted-average assumptions for 2014, 2013 and 2012 were derived from the Black-Scholes model and used to determine the fair value of stock options:

	2014	2013	2012
Risk free interest	2.4% - 2.7%	2.4%	2.3% - 2.5%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors	63.7% - 64.8%	65.4% - 66.1%	65.3% - 65.9%
Weighted-average life (years)	5.0	5.0	5.0

RECENT ACCOUNTING PRONOUNCEMENTS—In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material impact on the Company’s results of operations or the Company’s financial position.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters.” ASU No. 2013-05 indicates that a cumulative translation adjustment (“CTA”) is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the CTA associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated), or step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). ASU No. 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU No. 2013-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU No. 2013-05 is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.” Under the amendments of this update an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The provisions of this update will be effective prospectively for the Company in fiscal years beginning after December 15, 2013, and for the interim periods within fiscal years with early adoption and retrospective application permitted. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

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

At January 28, 2011, the initial consideration paid by the Company totaled $80.0 million in cash and a warrant to purchase 106,565 shares of the Company’s common stock valued at approximately $2.6 million. During the fourth quarter of fiscal 2012, the cash portion of the purchase price was adjusted as set forth in the Agreement based on a post-closing true-up of net working capital, which resulted in total adjusted cash paid by the Company totaling $75.4 million. The original cash paid was reduced by $4.5 million, and such amount was collected during the first quarter of fiscal 2013.

4.	Accounts Receivable

Accounts receivable consisted of the following as of:

	February 1, 2014	February 2, 2013
	(in thousands)
Trade accounts	$160,332	$192,268
Royalties	5,998	3,912
Other receivables	1,483	4,147

Total	167,813	200,327
Less: Allowances	(21,421)	(25,843)

Total	$146,392	$174,484

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

5.	Inventories

Inventories consisted of the following as of:

	February 1,	February 2,
	2014	2013
	(in thousands)
Finished goods	$205,971	$181,668
Raw materials and in process	631	1,459

Total	$206,602	$183,127

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

6.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of:

	February 1,	February 2,
	2014	2013
	(in thousands)
Prepaid expenses	7,134	8,161
Other current assets	235	3,506

Total	$7,369	$11,667

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

7.	Investments

The Company’s investments include marketable securities and certificates of deposit for the fiscal year ended February 1, 2014. Marketable securities are classified as available-for-sale and consist of corporate bonds with maturity dates over one year and less than two years. Certificates of deposit are classified as available-for-sale with $3.4 million with maturity dates within one year or less and $1.4 million with maturity dates over one year and less than two years.

Investments consisted of the following as of February 1, 2014:

		Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Marketable securities	$10,636	$1	$(39)	$10,598
Certificates of deposit	4,801	2	(3)	4,800

Total investments	$15,437	$3	$(42)	$15,398

8.	Property and Equipment

Property and equipment consisted of the following as of:

	February 1,	February 2,
	2014	2013
	(in thousands)
Furniture, fixtures and equipment	$74,188	$90,365
Buildings and building improvements	19,614	19,550
Vehicles	771	923
Leasehold improvements	40,335	30,621
Land	9,488	9,426

Total	144,396	150,885
Less: accumulated depreciation and amortization	(84,484)	(100,136)

Total	$59,912	$50,749

The above table of property and equipment includes assets held under capital leases as of:

	February 1,	February 2,
	2014	2013
	(in thousands)
Furniture, fixtures and equipment	$938	$938
Less: accumulated depreciation and amortization	(543)	(230)

Total	$395	$708

Depreciation and amortization expense relating to property and equipment amounted to $12.3 million, $13.0 million and $12.5 million for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively. These amounts include amortization expense for leased property under capital leases.

9.	Other Intangible Assets

Trademarks

Trademarks, included in other intangible assets, net, are considered indefinite-lived assets and totaled $205.9 million at February 1, 2014 and $240.2 million at February 2, 2013.

During the fourth quarter of fiscal 2013, the Company entered into a sales agreement, in the amount of $7.5 million, for certain Asian trademark rights with respect to John Henry. This transaction closed in the first quarter of fiscal 2014. The Company collected proceeds of $4.9 million and $2.6 million during the first quarter of fiscal 2014 and the fourth quarter of fiscal 2013, respectively. As a result of this transaction, the Company recorded a gain of $6.3 million in the licensing segment. The Company plans to continue executing on its domestic strategy for the John Henry brand as a modern lifestyle resource to select retailers and through its licensing relationships in Latin America.

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

The Company estimates the fair value of the trademarks based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of trademark assets. The cash flow models the Company uses to estimate the fair values of its trademarks involve several assumptions. The fair values are considered to be Level 3 fair value measures due to the use of significant unobservable inputs. Changes in these assumptions could materially impact its fair value estimates. Assumptions critical to the fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the trademarks; (ii) royalty rates used in the trademark valuations; (iii) projected revenue growth rates; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and could change in the future based on period-specific facts and circumstances. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain.

As a result of the annual trademark impairment analysis performed during the fiscal years ended February 1, 2014 and January 28, 2012, the Company determined that the carrying value of certain trademarks exceeded their estimated fair value. Accordingly, the Company recorded non-cash, pre-tax charges of $34.3 million and $4.6 million, respectively, to reduce the value of these trademarks, which are assigned to the Licensing segment, to their estimated fair values. The impairments resulted from a decline in the future anticipated cash flows from these trademarks, which was due, in part, to the economic challenges and market conditions in the apparel industry at such time. Impairment charges are included in impairment on assets in the accompanying consolidated statements of operations. Based on the annual trademark impairment analysis performed during the fiscal year ended February 2, 2013 the Company determined that the estimated fair value of the trademarks exceeded their carrying value.

Goodwill

Goodwill represents the excess of the purchase price over the value assigned to tangible and identifiable intangible assets of businesses acquired and accounted for under the acquisition method. The Company reviews goodwill at least annually for possible impairment during the fourth quarter of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability and cash flows. The goodwill impairment test is a two-step process that requires the Company to make decisions in determining appropriate assumptions to use in the calculation. The fair values are considered to be Level 3 fair value measures due to the use of significant unobservable inputs. Assumptions critical to the fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of each reporting unit; (ii) projected revenue and expense growth rates; and (iii) projected long-term growth rates used in the derivation of terminal year values. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the actual carrying values, which include the allocated goodwill. If the estimated fair value is less than the actual carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of each reporting unit’s implied fair value of goodwill requires the Company to allocate the estimated fair value of the reporting unit to its assets and liabilities. Any unallocated fair value represents the implied fair value of goodwill which is compared to its corresponding carrying amount.

Based on the annual goodwill impairment analysis performed, the Company determined that the carrying value exceeded the estimated fair value of goodwill. Accordingly, the Company recorded non-cash, pre-tax charges of $7.8 million to reduce the value of goodwill, which is assigned to the Women’s Sportswear segment, and are included in impairment on assets in the accompanying consolidated statements of operations. The carrying value of goodwill existing in the Company’s Women’s Sportswear segment was approximately $6.0 million and $13.8 million as of February 1, 2014 and February 2, 2013, respectively.

Other

Other intangible assets represent customer lists as of:

	February 1,	February 2,
	2014	2013
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(2,863)	(1,927)

Total	$5,587	$6,523

For the years ended February 1, 2014 and February 2, 2013, amortization expense relating to customer lists amounted to approximately $0.9 million and $1.0 million, respectively. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the estimated amortization expense for future periods based on recorded amounts as of February 1, 2014, will be approximately $0.9 million a year from fiscal 2015 through fiscal 2017 and approximately $0.8 million a year from fiscal 2018 through fiscal 2019.

10.	Investment in Joint Venture

On April 20, 2012, the Company formed a joint venture, Manhattan China Limited, with China Outfitters Holdings Limited (“COHL”). Under the joint venture agreement, Manhattan China Limited has 10,000,000 initial authorized shares of capital (“joint venture shares”). COHL holds 7,500,000 joint venture shares, a 75% ownership interest in the joint venture, and the Company holds 2,500,000 joint venture shares, a 25% ownership interest in Manhattan China Limited, which is accounted for under the equity method. The Company has a put option to sell its 2,500,000 joint venture shares to COHL in exchange for cash or COHL shares at any time before April 20, 2020. As of February 1, 2014 and February 2, 2013, the Company’s investment in unconsolidated joint venture, which is classified as an other long-term asset in the accompanying consolidated balance sheets, was approximately $0.4 million. There have been no significant operations to date.

11.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of:

	February 1,	February 2,
	2014	2013
	(in thousands)
Salaries and commissions	$3,680	$6,055
Royalties	4,035	3,546
Deposit on sale of intangible asset	—	2,625
Unearned advertising reimbursement	1,942	2,113
Insurance and rent	2,221	2,412
State sales and other taxes	2,812	2,016
Professional fees	728	873
Current portion—real estate mortgages	792	802
Other	8,432	8,153

Total	$24,642	$28,595

See footnote 9 to the consolidated financial statements for further information regarding the deposit on sale of intangible asset.

12.	Derivative Financial Instruments

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

Derivatives on senior subordinated notes payable

In August 2009, the Company entered into an interest rate cap agreement (the “$75 million Cap Agreement”) for an aggregate notional amount of $75 million associated with the 8 7/8% senior subordinated notes payable. The $75 million Cap Agreement became effective on December 15, 2010 and was scheduled to terminate on September 15, 2013. The $75 million Cap Agreement was being used to manage cash flow risk associated with the Company’s floating interest rate exposure pursuant to a former swap agreement. The $75 million Cap Agreement did not qualify for hedge accounting treatment. In connection with the redemption of the 8 7/8% Senior Subordinated Notes due 2013, the Company elected to terminate the $75 million Cap Agreement. The Company made a $1.6 million termination payment during March 2011.

The location and amount of (losses) on derivative instruments not designated as hedging instruments reported in the consolidated statements of operations are as follows:

Derivatives Not Designed As Hedging Instruments	Location of (Loss) Recognized in Income	February 1, 2014	February 2, 2013	January 28, 2012

			(in thousands)
Derivative: $75 Million Cap Agreement	Interest expense	$—	$—	$(103)

Total		$—	$—	$(103)

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

14.	Senior Credit Facility

On January 9, 2014, the Company amended and restated its existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $125 million, subject to increases from time to time in increments of $25 million up to a maximum of $200 million. The Credit Facility was extended through December 1, 2018. At February 1, 2014, the Company had outstanding borrowings of $8.2 million under the Credit Facility. At February 2, 2013, the Company had no outstanding borrowings.

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

Interest. Interest on the outstanding principal balance drawn under the Credit Facility accrues, at the prime rate and at the rate quoted by the agent for Eurodollar loans. The margin adjusts quarterly, in a range of 0.50% to 1.00% for prime rate loans and 1.50% to 2.00% for Eurodollar loans, based on the Company’s previous quarterly average of excess availability plus excess cash on the last day of the previous quarter.

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

15.	Letter of Credit Facilities

As of February 1, 2014, the Company maintained two U.S. dollar letter of credit facilities totaling $45.0 million and one letter of credit facility totaling $0.3 million utilized by its United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on the Company’s assets.

During the third quarter of fiscal 2012, the Company increased one of its two U.S. dollar letters of credit from $10.0 million to $15.0 million, under existing terms and reduced the letter of credit facility utilized by its United Kingdom subsidiary from $1.0 million to $0.3 million. On January 9, 2014 the Company decreased the letter of credit sublimit in its Senior Credit Facility to $30.0 million. As of February 1, 2014 and February 2, 2013, there was $33.5 million and $43.5 million, respectively, available under the existing letter of credit facilities.

Amounts under letter of credit facilities consisted of the following as of:

	February 1, 2014	February 2, 2013
	(in thousands)
Total letter of credit facilities	$45,329	$55,316
Outstanding letters of credit	(11,858)	(11,768)

Total credit available	$33,471	$43,548

Additionally, the Company assumed certain letters of credit in the amount of $9.4 million in connection with the acquisition of certain net assets from Rafaella Apparel Group, Inc. These letters of credit were fully collateralized by restricted cash in the amount of $9.4 million and were fully utilized during fiscal 2012.

16.	Real Estate Mortgages

In July 2010, the Company paid off its then existing real estate mortgage loan and refinanced its main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. The interest rate has been modified since the refinancing date. The interest rate was 4.25% per annum and monthly payments of principal and interest of $71,000 were due, based on a 25-year amortization with the outstanding principal due at maturity. In July 2013, the Company amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 3.9% per annum and the terms were restated to reflect new monthly payments of principal and interest of $69,000, based on a 25-year amortization with the outstanding principal due at maturity. At February 1, 2014 the balance of the real estate mortgage loan totaled $11.7 million, net of discount, of which $361,000 is due within one year.

In June 2006, the Company entered into a mortgage loan for $15 million secured by the Company’s Tampa facility. The loan is due on January 23, 2019. The mortgage loan has been refinanced and the interest rate has been modified since such date. The interest rate was 4.00% per annum and quarterly payments of principal and interest of approximately $248,000 were due, based on a 20-year amortization with the outstanding principal due at maturity. In January 2014, the Company again amended the mortgage loan to modify the interest rate. The interest rate was reduced to 3.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of approximately $68,000, based on a 20-year amortization with the outstanding principal due at maturity. At February 1, 2014, the balance of the real estate mortgage loan totaled $12.0 million, net of discount, of which approximately $431,000 is due within one year.

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

The contractual maturities of the real estate mortgages are as follows:

Fiscal year ending:

Amount
(in thousands)
2015	$792
2016	823
2017	850
2018	883
2019	10,611
Thereafter	10,030

23,989
Less discount	(353)

Total	$23,636

17.	Retirement Plan

The Company has a 401(k) Plan (the “Plan”) which includes a discretionary Company match that has ranged from 0% to 50% of the first 6% contributed to the Plan by eligible employees. Eligible employees may participate in the Plan upon the attainment of age 21, and completion of three continuous months of service. Participants may elect to contribute up to 60% of their compensation, subject to maximum statutory limits. The Company’s discretionary contributions to the Plan were approximately $943,000, $759,000 and $766,000 for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively.

18.	Benefit Plans

The Company sponsors two qualified pension plans as a result of the Perry Ellis Menswear acquisition that occurred in June 2003.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the plan years beginning January 29, 2012 and ended February 1, 2014, and a statement of the funded status as of February 1, 2014. The plans were frozen and merged as of December 31, 2003.

For the fiscal year ended:	February 1, 2014	February 2, 2013
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of plan year	$44,893	$44,860
Service cost	250	250
Interest cost	1,625	1,733
Actuarial loss	(1,401)	1,014
Lump sums plus annuities paid	(2,941)	(2,964)

Benefit obligation at end of plan year	$42,426	$44,893

Change in plan assets
Fair value of plan assets at beginning of plan year	$30,207	$27,534
Actual return on plan assets	2,425	2,436
Company contributions	2,873	3,201
Lump sums plus annuities paid	(2,941)	(2,964)

Fair value of plan assets at end of plan year	$32,564	$30,207

Unfunded status at end of plan year	$9,862	$14,686

The net unfunded amount is classified as a long-term liability in the caption deferred pension obligation on the consolidated balance sheet. At February 1, 2014, the deferred loss included in accumulated other comprehensive loss was $9.6 million before tax and $5.9 million on an after-tax basis. At February 2, 2013, the deferred loss included in accumulated other comprehensive loss was $11.8 million before tax and $7.2 million on an after-tax basis. At January 28, 2012, the deferred loss included in accumulated other comprehensive loss was $11.7 million before tax and $7.1 million on an after-tax basis.

The following table provides the components of net benefit cost for the plans for the fiscal years ended:

	February 1, 2014	February 2, 2013	January 28, 2012

	(in thousands)
Service cost	$250	$250	$250
Interest cost	1,625	1,733	2,036
Expected return on plan assets	(2,219)	(2,033)	(2,285)
Amortization of unrecognized net loss	533	524	15

Net periodic benefit cost	$189	$474	$16

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table for the plan years ended:

	February 1, 2014	February 2, 2013
Discount rate	4.00%	3.75%
Rate of compensation increase	N/A	N/A

The assumptions used in the measurement of the net periodic benefit cost are as follows:

	February 1, 2014	February 2, 2013
Discount rate	3.75%	4.00%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	N/A	N/A

The pension plan weighted-average asset allocations by asset category are as follows:

	February 1, 2014	February 2, 2013
Asset category:
Equity securities	57.60%	56.80%
Debt securities	29.00%	22.70%
Cash	13.40%	20.50%

Total	100.00%	100.00%

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

The fair value of plan assets by asset category is as follows:

	Fair Value Measurements At February 1, 2014
	Level 1	Level 2	Level 3
	(in thousands)
Asset category:
Equity securities	$18,757	$—	$—
Debt securities	$9,444	—	—
Cash	$4,363	—	—

Total	$32,564	$—	$—

	At February 2, 2013
	Level 1	Level 2	Level 3
	(in thousands)
Asset category:
Equity securities	$17,158	$—	$—
Debt securities	6,857	—	—
Cash	6,192	—	—

Total	$30,207	$—	$—

The expected future benefit payments are as follows for fiscal years ending:

Expected Future Benefits Payments	(in thousands)
2015	$3,145
2016	3,082
2017	3,023
2018	2,998
2019	2,970
Next 5 years	14,273

The Company’s contributions for fiscal 2015 are expected to be approximately $3.0 million. The Company will review the funding status during fiscal 2015 and the incremental funding provisions may change in future periods.

19.	Unearned Revenues and Other Long-Term Liabilities

Unearned revenues and other long-term liabilities consisted of the following as of:

	February 1, 2014	February 2, 2013
	(in thousands)
Deferred rent long-term	$9,567	$6,763
Deferred gain long-term	1,835	2,792
Unearned revenue	1,438	2,188
Deferred advertising	1,438	2,188
Other	454	897

Total	$14,732	$14,828

In connection with an agreement entered into on January 25, 2007, with Falic Fashion Group, LLC, (“Falic”) the Company recorded an accounting gain from the sale of certain assets in the amount of approximately $9.6 million. The gain is being deferred over the term of the license agreement with Falic that was entered into simultaneously with the sale of the assets, as an adjustment to the effective royalty rate. As such, approximately $1.0 million and $1.0 million are recorded in unearned revenues and approximately $1.8 million and $2.8 million are recorded in unearned revenues and other long-term liabilities in the accompanying consolidated balance sheet as of February 1, 2014 and February 2, 2013, respectively.

20.	Income Taxes

For financial reporting purposes, (loss) income before income tax (benefit) provision includes the following components:

	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Domestic	$(46,948)	$11,084	$25,128
Foreign	12,554	10,425	12,848

Total	$(34,394)	$21,509	$37,976

The income tax provision (benefit) consisted of the following components for each of the years ended:

	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Current income taxes:
Federal	$350	$2,244	$3,214
State	40	(270)	729
Foreign	2,870	2,083	2,162

Total current income taxes	3,260	4,057	6,105

Deferred income taxes:
Federal	(12,728)	2,344	5,741
State	(2,018)	307	613
Foreign	(129)	—	—

Total deferred income taxes	(14,875)	2,651	6,354

Total	$(11,615)	$6,708	$12,459

The Company’s effective income tax rate was as follows for each of the years ended:

	February 1, 2014	February 2, 2013	January 28, 2012
Statutory federal income tax rate	(35.0%)	35.0%	35.0%
(Increase) decrease resulting from State income taxes, net of federal income tax benefit	(6.4%)	1.5%	3.4%
Foreign tax rate differential	(6.7%)	(12.0%)	(7.0%)
Change in reserves	0.6%	(2.1%)	0.7%
Change in valuation allowance	3.6%	3.6%	0.0%
Non-deductible items	8.3%	2.4%	1.5%
Other	1.8%	2.8%	(0.8%)

Total	(33.8%)	31.2%	32.8%

Deferred income taxes are provided for the temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of temporary differences were as follows, as of the years ended:

	February 1, 2014	February 2, 2013
	(in thousands)
Deferred tax assets:
Inventory	$6,473	$6,408
Accounts receivable	1,542	2,262
Accrued expenses	4,768	3,718
Advance payments	1,330	1,536
Net operating losses	17,309	14,122
Deferred pension obligation	4,065	5,898
Stock compensation	3,964	3,574
Other	8,855	7,232

	48,306	44,750

	February 1, 2014	February 2, 2013
	(in thousands)
Deferred tax liabilities:
Intangible assets	(34,330)	(44,989)
Prepaid expenses	(1,326)	(1,678)
Other	(2)	—

	(35,658)	(46,667)

Valuation allowance	(5,998)	(5,317)

Net deferred tax asset (liability)	$6,650	$(7,234)

At the end of fiscal 2013, the Company had a gross deferred tax asset relating to foreign tax credit carryforwards in the amount of $0.3 million. These credits originated in fiscal 2004. During fiscal 2014 the deferred tax asset associated with these foreign tax credits expired without utilization. As such, the Company released the valuation allowance in the amount of $0.3 million which was maintained against the foreign tax credit as of February 1, 2014.

During fiscal 2009, the Company initially recorded a $1.0 million deferred tax asset with realized and unrealized losses associated with marketable securities. Management believes it is more likely than not that the related deferred tax asset associated with these losses will not be realized due to tax limitations imposed on the utilization of capital losses. During fiscal 2014, the deferred tax asset associated with these losses was reduced by $0.1 million relating to the expiration of capital loss carryforwards and the reassessment of the deferred tax rate. As such, the Company has reduced the valuation allowance established against the asset not expected to be realized from the amount of $1.0 million for fiscal year 2013 to $0.9 million for fiscal year 2014.

During fiscal years 2014 and 2013, the Company realized tax-effected losses of $0.4 million and $0.6 million, respectively, associated with the operations of its U.K. subsidiary. For U.K. tax purposes, the operating loss has an indefinite carryforward period. Based upon operating results from the three most recent fiscal years, including fiscal 2014, management of the Company has determined that its U.K. subsidiary represents a cumulative loss company. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary. The balance of the valuation allowance associated with the U.K. operating loss carryforward for fiscal 2014 and 2013 was $2.2 million and $2.3 million, respectively. During fiscal 2014, the net decrease in valuation allowance was $0.1 million, which included an increase in the valuation allowance of $0.4 million related to the current year U.K. loss, a decrease in the valuation allowance of $0.5 million related to an adjustment to true-up the operating loss to the most recently filed U.K. tax return and a decrease in the future enacted tax rate. There is no tax expense related to the decrease of $0.5 million as the asset and valuation allowance changes offset each other.

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

The following table reflects the expiration of the remaining federal net operating losses:

Fiscal Year	(in thousands)
2015	$—
2016 - 2021	22,288
2022 - 2025	8,827
Thereafter	3,455

$34,570

In addition to the Company’s U.S. federal net operating loss, the Company has reflected in its income tax provision deferred tax assets associated with net operating losses generated in various U.S. state jurisdictions. However, with respect to jurisdictions where the Company either has limited operations or statutory limitations on the use of acquired net operating losses, the ability to utilize such losses is restricted. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary, as a portion of the assets are not expected to be fully realized. The balance of the valuation allowance associated with U.S. state net operating losses for fiscal 2014 and 2013 was $2.3 million and $1.6 million, respectively. During fiscal 2014 and 2013, the valuation allowance increased by $0.6 million and $0.2 million, respectively.

At the end of fiscal 2014, the Company had a $1.7 million deferred tax asset relating to charitable contribution carryovers. These charitable contributions originated in fiscal years 2010 through 2014. Management believes it is more likely than not that the deferred tax asset associated with the charitable contributions that originated in fiscal 2010 and 2011 will not be realized during the carryforward periods, which expire in fiscal 2015 and 2016, respectively. As such, the Company established a valuation allowance in the amount of $0.6 million against the charitable contribution amounts it does not expect to realize.

Deferred taxes have not been recognized on approximately $75.0 million of unremitted earnings of certain foreign subsidiaries of the Company based on the “indefinite reversal” criteria. No provision is made for income tax that would be payable upon the distribution of earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability because of the complexity of the hypothetical calculation.

The federal and state income tax provisions do not reflect the tax savings resulting from deductions associated with the Company’s stock option plans. These savings were $0.1 million, $1.5 million, and $1.3 million for fiscal 2014, 2013 and 2012, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2011 through 2014 are open tax years. The statute of limitations related to the Company’s 2011 U.S. federal tax year was extended by agreement with the Internal Revenue Service until June 10, 2015. The Company’s state and foreign tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2005 through 2014, depending on each state’s particular statute of limitation. During the fiscal year ended February 1, 2014, the U.S. federal income tax return for fiscal year 2011 was selected for examination by the Internal Revenue Service. Additionally, during the fiscal year ended February 1, 2014, the Company’s tax returns were selected for examination for the 2010 through 2012 fiscal years by the State of New Jersey and the State of New York. Furthermore, various other state and local income tax returns are also under examination by taxing authorities.

As of February 2, 2013, the Company had a $0.6 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.1 million. As of February 1, 2014, the Company had a $0.8 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.3 million. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

A reconciliation of the beginning balance of the Company’s unrecognized tax benefits and the ending amount of the unrecognized tax benefits is as follows as of:

	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Balance at beginning of period	$648	$1,445	$1,182
Additions based on tax positions related to the current year	113	159	133
Deductions based on tax positions related to the current year	—	(60)	—
Additions for tax positions of prior years	192	23	378
Reductions for tax positions of prior years	(61)	(504)	(5)
Reductions due to lapses of statutes of limitations	(51)	(71)	(243)
Settlements	—	(344)	—

Balance at end of period	$841	$648	$1,445

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. During the fiscal years 2014, 2013 and 2012, the Company recognized approximately $0.2 million, ($0.3) million and $0.1 million in interest and penalties, respectively. The Company had approximately $0.3 million and $0.1 million for the payment of interest and penalties accrued at February 1, 2014 and February 2, 2013, respectively.

In the next twelve months the Company expects to settle payments for a portion of the tax liability related to interest and penalties for its 2011 tax year in the amount of $0.1 million. These payments will decrease the outstanding liability but will have no effect on tax expense.

21.	Fair Value Measurements

Accounts receivable, accounts payable, accrued interest payable and accrued expenses. The carrying amounts reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments.

Investments. (classified within Level 1 of the valuation hierarchy)—The carrying amounts of the available-for-sale investments are measured at fair value on a recurring basis in the consolidated balance sheets.

Real estate mortgages. (classified within Level 2 of the valuation hierarchy)—The carrying amounts of the real estate mortgages were approximately $24.0 million and $25.0 million at February 1, 2014 and February 2, 2013, respectively. The carrying values of the real estate mortgages at February 1, 2014 and February 2, 2013, approximate their fair values since they were recently entered into and thus the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 1 of the valuation hierarchy)—The carrying amounts of the 7 7/8% senior subordinated notes payable were approximately $150.0 million at February 1, 2014 and February 2, 2013. The fair value of the 7 7/8% senior subordinated notes payable was approximately $160.0 million and $160.5 million as of February 1, 2014 and February 2, 2013, respectively, based on quoted market prices.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

Interest rate cap. The interest rate cap agreement was terminated during March 2011, therefore no fair value measurements are reported as of February 1, 2014 and February 2, 2013.

22.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Unrealized Gain on Pension Liability	Foreign Currency Translation Adjustments, Net	Unrealized Loss on Investments	Total
	(in thousands)
Balance, February 2, 2013	$(7,176)	$(884)	$—	$(8,060)
Other comprehensive income (loss) before reclassifications	984	(679)	(39)	266
Amounts reclassified from accumulated other comprehensive loss	326	—	—	326

Balance, February 1, 2014	$(5,866)	$(1,563)	$(39)	$(7,468)

	Unrealized Loss on Pension Liability	Foreign Currency Translation Adjustments, Net	Unrealized Loss on Investments	Total
	(in thousands)
Balance, January 28, 2012	$(7,123)	$(1,055)	$—	$(8,178)
Other comprehensive income (loss) before reclassifications	(374)	171	—	(203)
Amounts reclassified from accumulated other comprehensive loss	321	—	—	321

Balance, February 2, 2013	$(7,176)	$(884)	$—	$(8,060)

A summary of the impact on the consolidated statements of operations line items is as follows:

	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Amortization of defined benefit pension items
Actuarial losses	$533	$524	$15	Selling, general and administrative expenses
Tax benefit	(207)	(203)	(6)	Income tax (benefit) provision

Total, net of tax	$326	$321	$9

23.	Related Party Transactions

The Company leases under certain lease arrangements approximately 66,000 square feet comprised of approximately 16,000 square feet for administrative offices and approximately 50,000 square feet for warehouse distribution. These facilities are in close proximity to the corporate office of the Company, and are owned by the Chairman of the Board of Directors and Chief Executive Officer (“Chairman”). Rent expense, including insurance and taxes, for these leases amounted to approximately $602,000, or $9.13 per square foot, $587,000, or $8.90 per square foot, and $609,000, or $9.23 per square foot, for the years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively. At inception of the leases, the Company’s Audit Committee reviewed the terms of the two ten year leases to ensure that they were reasonable and at, or below, market. This review included information from third party sources.

During the years ended February 1, 2014, February 2, 2013 and January 28, 2012, the Company was a party to aircraft charter agreements with third parties, who chartered the aircraft from an entity controlled by the Chairman and the President and Chief Operating Officer (the “President”). There is no minimum usage requirement, and the charter agreement can be terminated with 60 days notice. The Company paid, under these agreements, to these third parties $1.5 million, $1.5 million and $2.1 million for the years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively. On an annual basis, the Company’s Governance or Audit Committee reviews the terms of the current arrangement to ensure that it is at, or below, market. This review includes information from third party sources.

The Company is a party to licensing agreements with Isaco International, Inc. (“Isaco”), pursuant to which Isaco has been granted the exclusive license to use various Perry Ellis trademarks in the United States and Puerto Rico to market a line of men’s underwear, hosiery and loungewear. The principal shareholder of Isaco is the father-in-law of the Company’s President. Royalty income earned from the Isaco license agreements amounted to approximately $2.2 million, $2.0 million and $2.1 million for the years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively. The Company’s Governance or Audit Committee reviews renewals or extension of the licensing agreements, to ensure that they are consistent with the terms and conditions of other license agreements of the Company.

The Company is party to an agreement with Sprezzatura Insurance Group LLC. Joseph Hanono, the son of the Company’s Secretary-Treasurer, is a member of Sprezzatura Insurance Group. The Company paid under this agreement, to this third party $1,043,000, $998,000 and $888,000 in premiums for property and casualty insurance for the years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively. On an annual basis, the Company’s Governance or Audit Committee reviews the terms of the current arrangement to ensure that it is at or below market value.

The Company has appointed Alexandra Wilson, co-founder and Head of Strategic Alliances for Gilt Groupe, Inc., to the Board of Directors effective February 20, 2014. Gilt is the innovative online shopping destination founded in 2007, offering highly-coveted luxury lifestyle products and experiences to over eight million members. The Company’s net sales to Gilt were $0.4 million, $0.6 million and $1.0 million for the years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively.

24.	Equity

During December 2012, the Board of Directors authorized the payment of one-time cash dividends of $1.00 per common share, or $15.2 million, to be paid to its shareholders of record at the close of business on December 21, 2012. During the fourth quarter of fiscal 2013, the Company paid cash dividends in the amount of $15.0 million and recorded payables for non-vested restricted shares in the amounts of $107,000 and $113,000, which are included in accrued expenses and other liabilities and unearned revenues and other long-term liabilities, respectively, in the consolidated balance sheets. Payment of cash dividends is subject to certain covenants under the Company’s senior credit facility and the indenture governing the Company’s senior subordinated notes payable. See footnotes 13 and 14 to the consolidated financial statements for further information regarding the Company’s covenants. Any future decision regarding payment of cash dividends will depend on the Company’s earnings and financial position and such other factors as the Company’s Board of Directors deem relevant. As of February 1, 2014, the remaining unpaid dividend for the non-vested restricted shares was $116,000, which was included in accrued expenses and other liabilities in the consolidated balance sheet.

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

The Company’s Board of Directors has authorized the Company to repurchase up to $60 million of the Company’s common stock for cash through October 31, 2014. Although the Board of Directors allocated a maximum of $60 million to carry out the program, the Company is not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis. Total purchases under the plan to date amount to approximately $43.0 million. Purchases of treasury shares are subject to certain covenants under the senior credit facility and the indenture governing the senior subordinated notes, see footnotes 13 and 14 to the consolidated financial statements, for further information.

During fiscal 2014, 2013, and 2012, the Company repurchased shares of its common stock at a cost of $7.0 million, $2.6 million and $16.0 million, respectively. As of February 1, 2014, there were 400,516 shares of treasury stock outstanding at a cost of approximately $7.0 million and there were no shares of treasury stock outstanding as of February 2, 2013.

During January 2013, the Company retired 1,290,022 shares of treasury stock, recorded at a cost of approximately $18.5 million, on the Company’s consolidated balance sheets. Accordingly, during fiscal 2013, the Company reduced common stock and additional paid-in-capital by $13,000 and $18.5 million, respectively.

25.	Stock Options, SARS And Restricted Shares

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

The following table lists information regarding shares under the 2002 Plan and 2005 Plan as of February 1, 2014:

	Shares Underlying Outstanding Grants	Unvested Restricted Shares	Shares Available for Grant

2002 Stock Option Plan	156,504	—	—
2005 Stock Option Plan	1,060,068	728,322	691,864

	1,216,572	728,322	691,864

During fiscal 2014, the Company granted SARS to purchase shares of common stock to certain key employees. The Company awarded an aggregate of 14,000 SARS with exercise prices ranging from $16.79 to $18.57, which generally vest over a three-year period and have a seven-year term. The total fair value of the SARS, based on the Black-Scholes Option Pricing Model, amounted to approximately $0.1 million, which is being recorded as compensation expense on a straight-line basis over the vesting period of each SAR.

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

A summary of the stock option and SARS activity for grants issued under the 1993 Plan, 2002 Plan and 2005 Plan is as follows:

		Option and SARS Price Per Share
	Number of Shares	Low	High	Weighted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding January 29, 2011	1,717,326				$10.81	5.62	$30,208
Vested or expected to vest	1,717,326				$10.81	5.62	$30,208
Options and SARS Exercisable	711,616				$11.79	2.68	$11,816

Granted	251,637	$13.29	$30.81	$26.67
Exercised	(530,109)	$4.53	$15.71	$9.00
Cancelled	(46,769)	$4.53	$30.07	$24.44

Outstanding January 28, 2012	1,392,085				$13.91	5.98	$7,650
Vested or expected to vest	1,392,085				$13.91	5.98	$7,650
Options and SARS Exercisable	634,202				$11.59	5.35	$3,723

Granted	330,199	$18.19	$22.46	$18.22
Exercised	(355,056)	$4.63	$17.27	$5.08
Cancelled	(83,103)	$13.29	$30.81	$23.24

Outstanding February 2, 2013	1,284,125				$16.86	4.46	$6,281
Vested or expected to vest	1,284,125				$16.86	4.46	$6,281
Options and SARS Exercisable	779,986				$13.99	4.58	$5,817

Granted	14,000	$16.79	$18.57	$18.10
Exercised	(33,230)	$4.63	$4.89	$4.68
Cancelled	(48,323)	$13.29	$28.38	$19.63

Outstanding February 1, 2014	1,216,572				$17.12	3.56	$3,657
Vested or expected to vest	1,216,572				$17.12	3.56	$3,657
Options and SARS Exercisable	959,971				$16.24	3.51	$3,653

The aggregate intrinsic value for stock options and SARS in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of $15.67, $19.36 and $15.44 at February 1, 2014, February 2, 2013 and January 28, 2012, respectively. This amount represents the total pre-tax intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date. The total intrinsic value of stock options and SARS exercised in fiscal 2014, 2013 and 2012 was approximately $0.5 million, $5.6 million and $3.8 million, respectively. The total fair value of stock options and SARS vested in fiscal 2014, 2013 and 2012 was approximately $2.9 million, $3.3 million and $2.3 million, respectively.

Additional information regarding options and SARS outstanding and exercisable as of February 1, 2014, is as follows:

Options and SARS Outstanding				Options and SARS Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.00 - $ 6.00	327,104	5.13	$4.65	327,104	$4.65
$ 13.00 - $ 19.00	459,831	2.33	$17.42	264,493	$16.89
$ 19.01 - $ 31.00	429,637	3.67	$26.29	368,374	$26.06

	1,216,572			959,971

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

During fiscal 2014, the Company granted performance based restricted stock to certain key employees pursuant to the Company’s Second Amended and Restated 2005 Long-Term Incentive Compensation Plan, as amended and subject to certain conditions in the grant agreement. Such stock generally vests 100% in April 2016, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. A total of 109,644 shares of performance-based restricted stock were issued at an estimated value of $1.9 million. Additionally, the Company granted an aggregate of 480,598 shares of restricted stock to certain key employees, with an estimated value of $8.9 million, which vest over a three to five year period.

During fiscal 2014, the Company awarded to five directors an aggregate of 13,740 shares of restricted stock, which vest over a three-year period at an estimated value of $0.3 million.

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

Also, during fiscal 2013, the Company awarded to five directors an aggregate of 16,305 shares of restricted stock, which vest over a three-year period at an estimated value of $0.3 million.

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

Also, during fiscal 2012, the Company awarded to five directors an aggregate of 11,775 shares of restricted stock, which vest over a three-year period at an estimated value of $0.3 million.

The target criteria established for the performance-based restricted shares granted in fiscal 2011 was exceeded, and as such, the Company granted an additional 16,535 restricted shares valued at $0.3 million in accordance with the agreement. The value of these shares was expensed during fiscal 2013.

During fiscal 2014, the Company reversed approximately $0.3 million of previously recognized compensation expense into earnings since it was no longer probable that the previously established performance targets would be met with respect to certain performance based restricted shares granted during fiscal 2014 and those equity awards were no longer expected to vest. Additionally, in connection with these long-term incentive plans, the cash portion, which was also subject to performance-based targets, was reversed in the amount of approximately $0.5 million of previously recognized compensation.

During fiscal 2013, the Company reversed approximately $0.4 million of previously recognized compensation expense into earnings, since it was no longer probable that the previously established performance targets would be met on certain performance based restricted shares granted during fiscal 2012 and fiscal 2013 and those equity awards were no longer expected to vest. Additionally, in connection with these long-term incentive plans, the cash portion, which was also subject to performance-based targets, was reversed in the amount of approximately $0.5 million of previously recognized compensation.

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

The following table summarizes the restricted stock-based award activity:

	Restricted Shares	Weighted Average Grant Price	Weighted Average Remaining Vesting Period

Unvested as of January 29, 2011	926,009	$18.22	5.92

Granted	197,211
Vested	(37,186)
Forfeited	(87,929)

Unvested as of January 28, 2012	998,105	$19.19	4.61

Granted	269,850
Vested	(37,754)
Forfeited	(901,894)

Unvested as of February 2, 2013	328,307	$18.26	3.54

Granted	603,982
Vested	(142,052)
Forfeited	(61,915)

Unvested as of February 1, 2014	728,322	$18.80	2.34

As of February 1, 2014, the total unrecognized compensation cost related to unvested stock options and SARS outstanding under the Stock Option Plans is approximately $1.4 million. That cost is expected to be recognized over a weighted-average period of 2 years. As of February 1, 2014, the total unrecognized compensation cost related to unvested restricted stock was approximately $9.3 million, which is expected to be recognized over a weighted-average period of 2.34 years.

26.	Segment Information

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$664,824	$708,202	$718,721
Women’s Sportswear	135,994	149,084	164,298
Direct-to-Consumer	81,755	85,165	72,530
Licensing	29,651	27,102	25,043

Total revenues	$912,224	$969,553	$980,592

Depreciation and amortization
Men’s Sportswear and Swim	$7,043	$8,573	$9,028
Women’s Sportswear	1,899	1,902	1,412
Direct-to-Consumer	3,549	3,054	2,719
Licensing	135	367	514

Total depreciation and amortization	$12,626	$13,896	$13,673

Operating (loss) income:
Men’s Sportswear and Swim	$8,975	$24,366	$38,276
Women’s Sportswear	(10,883)	(4,028)	5,848
Direct-to-Consumer	(12,306)	(6,640)	(5,273)
Licensing	(5,155)	22,647	16,534

Total operating (loss) income	$(19,369)	$36,345	$55,385
Total costs on early extinguishment of debt	—	—	1,306
Total interest expense	15,025	14,836	16,103

Total net (loss) income before income taxes	$(34,394)	$21,509	$37,976

Identifiable assets
Men’s Sportswear and Swim	$342,410	$354,189
Women’s Sportswear	53,354	67,937
Direct-to-Consumer	25,875	40,297
Licensing	255,599	234,224
Corporate	29,497	66,482

Total identifiable assets	$706,735	$763,129

Revenues from external customers and long-lived assets excluding deferred taxes related to continuing operations in the United States and foreign countries are as follows:

	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Revenues
United States	$821,986	$887,420	$905,757
International	90,238	82,133	74,835

Total revenues	$912,224	$969,553	$980,592

	February 1, 2014	February 2, 2013
	(in thousands)
Long-lived assets at years ended,
United States	$238,551	$268,322
International	38,868	42,902

Total long-lived assets	$277,419	$311,224

27.	Commitments and Contingencies

The Company has licensing agreements, as licensee, for the use of certain branded and designer labels. The license agreements expire on varying dates through December 2018. Total royalty payments under these license agreements amounted to approximately $12.8 million, $10.6 million and $8.9 million for the years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively, and were classified as cost of sales. Under certain licensing agreements, the Company has to pay certain guaranteed minimum payments. Future minimum payments under these contracts amount to $32.5 million.

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

Year Ending	Amount
(in thousands)
2015	$19,560
2016	19,753
2017	18,779
2018	17,098
2019	15,252
Thereafter	93,497

Total	$183,939

Rent expense for these operating leases, including the related party rent payments discussed in footnote 23 to the consolidated financial statements, amounted to $26.5 million, $19.7 million, and $17.8 million for the years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively.

Capital lease obligations primarily relate to equipment as indicated in footnote 8 to the consolidated financial statements. The current portion of the capital lease obligation in the amount of $301,000 is included in accrued expenses and other liabilities, while the long-term portion of $77,000 is included in unearned revenues and other long-term liabilities. Minimum aggregate annual commitments for the Company’s capital lease obligations are as follows:

Year Ending	Amount
(in thousands)
2015	$301
2016	77

Total	$378

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

28.	Summarized Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Dollars in thousands, except per share data)
FISCAL YEAR ENDED FEBRUARY 1, 2014

Net Sales	$255,484	$204,492	$214,700	$207,897	$882,573
Royalty Income	6,835	7,213	7,421	8,182	29,651

Total Revenues	262,319	211,705	222,121	216,079	912,224
Gross Profit	88,681	68,546	71,364	74,197	302,788
Net income (loss)	11,320	(2,830)	(3,022)	(28,247)	(22,779)
Net income (loss) per share:
Basic	$0.75	($0.19)	($0.20)	($1.91)	($1.52)
Diluted	$0.74	($0.19)	($0.20)	($1.91)	($1.52)

FISCAL YEAR ENDED FEBRUARY 2, 2013
Net Sales	$259,016	$203,090	$229,330	$251,015	$942,451
Royalty Income	6,507	6,347	6,918	7,330	27,102

Total Revenues	265,523	209,437	236,248	258,345	969,553
Gross Profit	87,740	69,325	75,795	84,341	317,201
Net income (loss)	9,676	(2,442)	3,180	4,387	14,801
Net income (loss) per share:
Basic	$0.66	($0.17)	$0.22	$0.30	$1.01
Diluted	$0.64	($0.17)	$0.21	$0.28	$0.97

FISCAL YEAR ENDED JANUARY 28, 2012
Net Sales	$282,775	$208,596	$242,116	$222,062	$955,549
Royalty Income	5,514	5,839	6,304	7,386	25,043

Total Revenues	288,289	214,435	248,420	229,448	980,592
Gross Profit	96,970	72,268	82,450	72,054	323,742
Net income	15,378	1,847	6,509	1,783	25,517
Net income per share:
Basic	$1.07	$0.12	$0.42	$0.12	$1.71
Diluted	$0.99	$0.11	$0.40	$0.12	$1.60

See footnotes 2, 9 and 25 to the consolidated financial statements for further information regarding the impairments on long-lived assets and trademarks that occurred during the fourth quarter ended February 1, 2014, February 2, 2013 and January 28, 2012, as well as the reversal of previously recognized stock compensation expense that occurred during the fourth quarter ended January 28, 2012.

29.	Condensed Consolidating Financial Statements

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a combined, or where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of February 1, 2014 and February 2, 2013 and for each of the years ended February 1, 2014, February 2, 2013 and January 28, 2012. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

Effective June 2013, the Company changed its reporting entity structure through the merger of companies under common control. C&C California, LLC (“C&C California”) and Laundry, LLC (“Laundry”) were merged with Supreme International, LLC, a guarantor subsidiary. Prior to their merger and subsequent dissolution, C&C California and Laundry were previously non-guarantor subsidiaries. This change in reporting entity was retrospectively applied to the condensed consolidating financial statements and, consequently, amounts related to C&C California and Laundry are presented in the guarantor subsidiary column for all periods presented.

Additionally, subsequent to the issuance of the February 2, 2013 financial statements, the Company determined that the condensed consolidating guarantor financial statements required an adjustment relating to the cash flow classification of certain intercompany transactions between the parent and its affiliates. As a result, the condensed consolidating financial statements have been adjusted to correct prior year amounts in the Condensed Consolidated Statements of Cash Flows to reflect certain intercompany activities between the parent and its subsidiaries as cash flows from investing activities that had previously been reflected within cash flows from financing activities.

The effect on the condensed consolidating statement of comprehensive income, as a result of the change in reporting entity, is a decrease of approximately ($0.1) million and a decrease of approximately ($2.2) million in net income and comprehensive income to the guarantor subsidiaries for the years ended February 2, 2013 and January 28, 2012, respectively, with a corresponding change to the non-guarantor for the respective periods from the previously reported amounts.

The effect on the condensed consolidating balance sheet as of February 2, 2013, as a result of the change in reporting entity, is an increase in net assets of $20.7 million to the guarantor subsidiaries and a corresponding decrease in net assets to the non-guarantor.

The effect on the condensed consolidating statement of cash flows, as a result of the change in reporting entity, is a decrease of approximately $0.1 million in net cash provided by operating activities, an increase of approximately $0.3 million in net cash used in investing activities and a decrease of approximately $0.4 million in net cash used in financing activities to the guarantor subsidiaries for the year ended February 2, 2013 with a corresponding change to the non-guarantor for the respective period from the previously reported amounts.

The effect on the condensed consolidating statement of cash flows, as a result of the change in reporting entity, is an increase of approximately $12.7 million in net cash used in operating activities, an increase of approximately $0.3 million in net cash used in investing activities and an increase of approximately $13.0 million in net cash provided by financing activities to the guarantor subsidiaries for the year ended January 28, 2012 with a corresponding change to the non-guarantor for the respective period from the previously reported amounts.

The effect on the condensed consolidating statement of cash flows as a result of the adjustment in intercompany activities is a decrease of approximately ($16.1) million and an increase of approximately $107.4 million in net cash from financing activities in the parent only column for the years ended February 2, 2013 and January 28, 2012, respectively, with corresponding changes to net cash from investing activities in the parent only column for the respective periods.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF FEBRUARY 1, 2014

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$29,988	$(2,999)	$26,989
Accounts receivable, net	—	123,539	22,853	—	146,392
Intercompany receivable, net	174,075	—	—	(174,075)	—
Inventories	—	183,216	23,386	—	206,602
Investments, at fair value	—	—	15,398	—	15,398
Deferred income taxes	—	13,806	254	—	14,060
Prepaid income taxes	5,141	—	1,193	1,245	7,579
Prepaid expenses and other current assets	—	6,578	791	—	7,369

Total current assets	179,216	327,139	93,863	(175,829)	424,389
Property and equipment, net	—	55,046	4,866	—	59,912
Other intangible assets, net	—	177,482	34,003	—	211,485
Goodwill	—	6,022	—	—	6,022
Investment in subsidiaries	319,926	—	—	(319,926)	—
Other assets	2,486	1,822	619	—	4,927

TOTAL	$501,628	$567,511	$133,351	$(495,755)	$706,735

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$—	$104,480	$10,961	$(2,999)	$112,442
Accrued expenses and other liabilities	—	19,294	5,799	(451)	24,642
Accrued interest payable	4,095	—	—	—	4,095
Unearned revenues	—	3,192	1,821	—	5,013
Intercompany payable, net	—	151,253	24,997	(176,250)	—

Total current liabilities	4,095	278,219	43,578	(179,700)	146,192

Senior subordinated notes payable, net	150,000	—	—	—	150,000
Senior credit facility	—	8,162	—	—	8,162
Real estate mortgages	—	22,844	—	—	22,844
Deferred pension obligation	—	9,792	70	—	9,862
Unearned revenues and other long-term liabilities	—	12,064	2,668	—	14,732
Deferred income taxes	—	5,712	2	1,696	7,410

Total long-term liabilities	150,000	58,574	2,740	1,696	213,010

Total liabilities	154,095	336,793	46,318	(178,004)	359,202

Total equity	347,533	230,718	87,033	(317,751)	347,533

TOTAL	$501,628	$567,511	$133,351	$(495,755)	$706,735

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED FEBRUARY 1, 2014

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$804,374	$78,199	$—	$882,573
Royalty income	—	17,612	12,039	—	29,651

Total revenues	—	821,986	90,238	—	912,224
Cost of sales	—	561,895	47,541	—	609,436

Gross profit	—	260,091	42,697	—	302,788
Operating expenses:
Selling, general and administrative expenses	—	240,871	31,845	—	272,716
Depreciation and amortization	—	11,860	766	—	12,626
Impairment on assets	—	38,549	4,428	—	42,977

Total operating expenses	—	291,280	37,039	—	328,319

(Loss) gain on sale of long-lived assets	—	(799)	6,961	—	6,162

Operating (loss) income	—	(31,988)	12,619	—	(19,369)
Interest expense	—	14,961	64	—	15,025

Net (loss) income before income taxes	—	(46,949)	12,555	—	(34,394)

Income tax (benefit) provision	—	(14,356)	2,741	—	(11,615)

Equity in (loss) earnings of subsidiaries, net	(22,779)	—	—	22,779	—

Net (loss) income	(22,779)	(32,593)	9,814	22,779	(22,779)

Other comprehensive income (loss)	592	1,310	(718)	(592)	592

Comprehensive (loss) income	$(22,187)	$(31,283)	$9,096	$22,187	$(22,187)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED FEBRUARY 2, 2013

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$872,372	$70,079	$—	$942,451
Royalty income	—	15,048	12,054	—	27,102

Total revenues	—	887,420	82,133	—	969,553
Cost of sales	—	610,558	41,794	—	652,352

Gross profit	—	276,862	40,339	—	317,201

Operating expenses:
Selling, general and administrative expenses	—	235,578	28,276	—	263,854
Depreciation and amortization	—	13,125	771	—	13,896
Impairment on assets	—	2,744	772	—	3,516

Total operating expenses	—	251,447	29,819	—	281,266

Gain on sale of long-lived assets	—	410	—	—	410

Operating income	—	25,825	10,520	—	36,345
Interest expense	—	14,742	94	—	14,836

Net income before income taxes	—	11,083	10,426	—	21,509

Income tax provision	—	4,625	2,083	—	6,708

Equity in earnings of subsidiaries, net	14,801	—	—	(14,801)	—

Net income	14,801	6,458	8,343	(14,801)	14,801

Other comprehensive income (loss)	118	(53)	171	(118)	118

Comprehensive income	$14,919	$6,405	$8,514	$(14,919)	$14,919

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED JANUARY 28, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$891,668	$63,881	$—	$955,549
Royalty income	—	14,089	10,954	—	25,043

Total revenues	—	905,757	74,835	—	980,592
Cost of sales	—	621,670	35,180	—	656,850

Gross profit	—	284,087	39,655	—	323,742

Operating expenses:
Selling, general and administrative expenses	—	223,539	25,079	—	248,618
Depreciation and amortization	—	13,034	639	—	13,673
Impairment on assets	—	5,066	1,000	—	6,066

Total operating expenses	—	241,639	26,718	—	268,357

Operating income	—	42,448	12,937	—	55,385
Costs on early extinguishment of debt	—	1,306	—	—	1,306
Interest expense	—	16,015	88	—	16,103

Net income before income taxes	—	25,127	12,849	—	37,976

Income tax provision	—	10,299	2,160	—	12,459
Equity in earnings of subsidiaries, net	25,517	—	—	(25,517)	—

Net income	25,517	14,828	10,689	(25,517)	25,517

Other comprehensive loss	(4,857)	(4,593)	(264)	4,857	(4,857)

Comprehensive income	$20,660	$10,235	$10,425	$(20,660)	$20,660

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 1, 2014

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(8,510)	16,328	$(4,599)	$(2,999)	$220

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(20,874)	(1,369)	—	(22,243)
Purchase of investments	—	—	(15,437)	—	(15,437)
Proceeds on sale of intangible assets	—	—	4,875	—	4,875
Proceeds on termination of insurance	3,559	—	—	—	3,559
Proceeds on sale of long-lived assets, net	—	1,892	—	—	1,892
Intercompany transactions	11,917	—	—	(11,917)	—

Net cash (used in) provided by investing activities	15,476	(18,982)	(11,931)	(11,917)	(27,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	415,885	—	—	415,885
Payments on senior credit facility	—	(407,723)	—	—	(407,723)
Purchase of treasury stock	(6,957)	—	—	—	(6,957)
Payments on real estate mortgages	—	(1,385)	—	—	(1,385)
Payments on capital leases	—	(318)	—	—	(318)
Tax benefit from exercise of stock options	83	—	—	—	83
Deferred financing fees	—	(327)	—	—	(327)
Proceeds from exercise of stock options	154	—	—	—	154
Intercompany transactions	—	(18,303)	6,632	11,671	—

Net cash provided by (used in) financing activities	(6,720)	(12,171)	6,632	11,671	(588)
Effect of exchange rate changes on cash and cash equivalents	(246)	—	(246)	246	(246)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(14,825)	(10,144)	(2,999)	(27,968)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	14,825	40,132	—	54,957

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	—	$29,988	$(2,999)	$26,989

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 2, 2013

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(1,748)	$61,983	$16,746	$—	$76,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(8,277)	(1,563)	—	(9,840)
Payment on purchase of intangible assets	—	(7,000)	—	—	(7,000)
Proceeds in connection with purchase price adjustment	—	4,547	—	—	4,547
Deposit on sale of intangible asset	—	—	2,625	—	2,625
Proceeds on sale of long-lived assets, net	—	410	350	—	760
Intercompany transactions	16,111	—	—	(16,111)	—

Net cash (used in) provided by investing activities	16,111	(10,320)	1,412	(16,111)	(8,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	288,312	—	—	288,312
Payments on senior credit facility	—	(309,991)	—	—	(309,991)
Payments on real estate mortgages	—	(727)	—	—	(727)
Deferred financing fees	—	(100)	—	—	(100)
Payments on capital leases	—	(363)	—	—	(363)
Dividends paid to stockholders	(14,992)	—	—	—	(14,992)
Tax benefit from exercise of stock options	1,554	—	—	—	1,554
Proceeds from exercise of stock options	1,804	—	—	—	1,804
Purchase of treasury stock	(2,582)	—	—	—	(2,582)
Intercompany transactions	—	(14,262)	(1,702)	15,964	—

Net cash provided by (used in) financing activities	(14,216)	(37,131)	(1,702)	15,964	(37,085)

Effect of exchange rate changes on cash and cash equivalents	(147)	—	(147)	147	(147)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	14,532	16,309	—	30,841
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	293	23,823	—	24,116

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$14,825	$40,132	$—	$54,957

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 28, 2012

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$23,447	$(68,762)	$45,377	$650	$712

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(11,419)	(1,713)	—	(13,132)
Payment on purchase of operating leases	—	(904)	—	—	(904)
Payment on purchase of intangible assets	—	(535)	—	—	(535)
Redemption of restricted funds as collateral	—	9,369	—	—	9,369
Proceeds on sale of intangible assets	—	—	2,875	—	2,875
Intercompany transactions	(107,350)	—	—	107,350	—

Net cash (used in) provided by investing activities	(107,350)	(3,489)	1,162	107,350	(2,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	398,208	—	—	398,208
Payments on senior credit facility	—	(473,871)	—	—	(473,871)
Payments on senior subordinated notes payable	(105,792)	—	—	—	(105,792)
Payments on real estate mortgages	—	(549)	—	—	(549)
Deferred financing fees	—	(103)	—	—	(103)
Proceeds from issuance of senior subordinated notes payable	150,000	—	—	—	150,000
Debt issuance costs	(3,504)	—	—	—	(3,504)
Payments on capital leases	—	(381)	—	—	(381)
Proceeds from issuance of common stock	56,000	—	—	—	56,000
Stock issuance costs	(3,074)	—	—	—	(3,074)
Tax benefit from exercise of stock options	1,267	—	—	—	1,267
Proceeds from exercise of stock options	4,768	—	—	—	4,768
Purchase of treasury stock	(15,958)	—	—	—	(15,958)
Intercompany transactions	—	149,240	(41,611)	(107,629)	—
Net cash (used in) provided by financing activities	83,707	72,544	(41,611)	(107,629)	7,011

Effect of exchange rate changes on cash and cash equivalents	196	—	(279)	279	196

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	293	4,649	650	5,592

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	19,174	(650)	18,524

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$293	$23,823	$—	$24,116

30.	Subsequent Events

Pursuant to FASB ASC TOPIC 855—“Subsequent Events,” the Company evaluated subsequent events through the date the financial statements were issued for potential recognition or disclosure in the consolidated financial statements.

Schedule II

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED

(amounts in thousands)

	Balance at beginning of period	Charged to expense	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended February 1, 2014:
Allowance for doubtful accounts	$1,287	(98)	—	(115)	$1,074
Allowance for deferred tax asset	$5,317	1,684	(1,003)	—	$5,998
Allowance for operational chargebacks, returns, and customer markdowns	$24,556	83,164	—	(87,372)	$20,348

Year Ended February 2, 2013:
Allowance for doubtful accounts	$1,213	331	—	(257)	$1,287
Allowance for deferred tax asset	$4,591	775	(49)	—	$5,317
Allowance for operational chargebacks, returns, and customer markdowns	$26,539	90,980	—	(92,963)	$24,556

Year Ended January 28, 2012:
Allowance for doubtful accounts	$1,795	93	—	(675)	$1,213
Allowance for deferred tax asset	$5,098	43	(550)	—	$4,591
Allowance for operational chargebacks, returns, and customer markdowns	$24,414	87,382	—	(85,257)	$26,539

Exhibit Index

Exhibit No	Description of Exhibit

21.1	Subsidiaries of Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase