Form 10-Q
period 2014-05-03
PERRY ELLIS INTERNATIONAL INC
filed 2014-06-10
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 3, 2014

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

The number of shares outstanding of the registrant’s common stock is 15,717,000 (as of June 5, 2014).

PERRY ELLIS INTERNATIONAL, INC.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	May 3, 2014	February 1, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$26,609	$26,989
Accounts receivable, net	183,146	146,392
Inventories	177,150	206,602
Investments, at fair value	21,221	15,398
Deferred income taxes	13,553	14,060
Prepaid income taxes	7,253	7,579
Prepaid expenses and other current assets	7,988	7,369

Total current assets	436,920	424,389
Property and equipment, net	60,113	59,912
Other intangible assets, net	211,256	211,485
Goodwill	6,022	6,022
Other assets	4,783	4,927

TOTAL	$719,094	$706,735

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$56,331	$112,442
Accrued expenses and other liabilities	26,082	24,642
Accrued interest payable	1,036	4,095
Unearned revenues	5,114	5,013

Total current liabilities	88,563	146,192

Senior subordinated notes payable, net	150,000	150,000
Senior credit facility	64,567	8,162
Real estate mortgages	22,651	22,844
Deferred pension obligation	9,271	9,862
Unearned revenues and other long-term liabilities	16,616	14,732
Deferred income taxes	10,223	7,410

Total long-term liabilities	273,328	213,010

Total liabilities	361,891	359,202

Commitment and contingencies
Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 16,093,310 shares issued and outstanding as of May 3, 2014 and 15,901,956 shares issued and outstanding as of February 1, 2014	160	159
Additional paid-in-capital	156,662	155,522
Retained earnings	214,052	206,277
Accumulated other comprehensive loss	(6,714)	(7,468)

Total	364,160	354,490
Treasury stock at cost; 400,516 as of May 3, 2014 and February 1, 2014	(6,957)	(6,957)

Total equity	357,203	347,533

TOTAL	$719,094	$706,735

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	May 3, 2014	May 4, 2013
Revenues:
Net sales	$249,916	$255,484
Royalty income	7,398	6,835

Total revenues	257,314	262,319
Cost of sales	169,649	173,638

Gross profit	87,665	88,681

Operating expenses:
Selling, general and administrative expenses	69,710	70,669
Depreciation and amortization	2,980	2,792

Total operating expenses	72,690	73,461
Gain on sale of long-lived assets	—	6,270

Operating income	14,975	21,490
Interest expense	3,716	3,803

Net income before income taxes	11,259	17,687
Income tax provision	3,484	6,367

Net income	$7,775	$11,320

Net income per share:
Basic	$0.53	$0.75

Diluted	$0.52	$0.74

Weighted average number of shares outstanding
Basic	14,782	15,024
Diluted	15,010	15,304

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended
	May 3, 2014	May 4 2013
Net income	$7,775	$11,320
Other comprehensive income:
Foreign currency translation adjustments, net	636	(405)
Unrealized gain on pension liability, (net of tax provision of $50 in 2015 and $52 in 2014)	80	81
Unrealized gain on investments	38	—

Total other comprehensive income	754	(324)

Comprehensive income	$8,529	$10,996

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	May 3, 2014	May 4, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,775	$11,320
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,134	2,928
Provision for bad debts	299	13
Amortization of debt issue cost	158	182
Amortization of premiums and discounts	127	15
Amortization of unrealized loss on pension liability	130	133
Deferred income taxes	3,270	840
Gain on sale of long-lived assets	—	(6,270)
Share-based compensation	1,508	1,330
Changes in operating assets and liabilities:
Accounts receivable, net	(36,595)	702
Inventories	29,942	14,761
Prepaid income taxes	337	3,443
Prepaid expenses and other current assets	(599)	880
Other assets	(11)	52
Deferred pension obligation	(591)	(522)
Accounts payable and accrued expenses	(55,191)	(42,217)
Accrued interest payable	(3,059)	(2,958)
Unearned revenues and other liabilities	2,059	1,122

Net cash used in operating activities	(47,307)	(14,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,050)	(7,200)
Purchase of investments	(15,387)	—
Proceeds from investments maturities	9,490	—
Proceeds on sale of intangible asset	—	4,875

Net cash used in investing activities	(8,947)	(2,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	110,991	129,344
Payments on senior credit facility	(54,586)	(121,625)
Payments on real estate mortgages	(200)	(202)
Payments on capital leases	(75)	(78)
Proceeds from exercise of stock options	—	27
Tax benefit from exercise of equity instruments	(95)	(52)

Net cash provided by financing activities	56,035	7,414

Effect of exchange rate changes on cash and cash equivalents	(161)	(273)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(380)	(9,430)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,989	54,957

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,609	$45,527

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	May 3, 2014	May 4, 2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,490	$6,571

Income taxes	$287	$1,209

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$4	$485

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited condensed consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of the Securities and Exchange Commission on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP for annual financial statements. These condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended February 1, 2014, filed with the Securities and Exchange Commission on April 15, 2014.

The information presented reflects all adjustments, which are in the opinion of management of a normal and recurring nature, necessary for a fair presentation of the interim periods. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-05, “Foreign Currency Matters.” Accounting Standards Update (“ASU”) No. 2013-05 indicates that a cumulative translation adjustment (“CTA”) is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the CTA associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated), or step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). ASU No. 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU No. 2013-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU No. 2013-05 did not have a material impact on the Company’s results of operations or the Company’s financial position.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.” Under the amendments of this update an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The provisions of this update will be effective prospectively for the Company in fiscal years beginning after December 15, 2013, and for the interim periods within fiscal years with early adoption and retrospective application permitted. The adoption of ASU No. 2013-11 did not have a material impact on the Company’s results of operations or the Company’s financial position.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 amends the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The amendments require expanded disclosures for discontinued operations that would provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations and disclosure of the pretax profit or loss of individually significant components of an entity that do not qualify for discontinued operations reporting. ASU No. 2014-08 is to be applied prospectively to all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of ASU No. 2014-08 is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	May 3,	February 1,
	2014	2014
	(in thousands)
Trade accounts	$199,476	$160,332
Royalties	3,217	5,998
Other receivables	2,541	1,483

Total	205,234	167,813
Less: allowances	(22,088)	(21,421)

Total	$183,146	$146,392

4. INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price, customs, duties, freight, and commissions to buying agents.

Inventories consisted of the following as of:

	May 3,	February 1,
	2014	2014
	(in thousands)
Finished goods	$176,617	$205,971
Raw materials and in process	533	631

Total	$177,150	$206,602

5. INVESTMENTS

The Company’s investments include marketable securities and certificates of deposit at May 3, 2014 and February 1, 2014. Marketable securities are classified as available-for-sale and consist of corporate bonds with maturity dates less than two years. Certificates of deposit are classified as available-for-sale with $4.8 million with maturity dates within one year or less and $2.7 million with maturity dates over one year and less than two years. Investments are stated at fair value. The estimated fair value of the marketable securities is based on quoted prices in an active market (Level 1 fair value measures).

Investments consisted of the following as of May 3, 2014:

		Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(in thousands)
Marketable securities	$13,699	$10	$(1)	$13,708
Certificates of deposit	7,523	1	(11)	7,513

Total investments	$21,222	$11	$(12)	$21,221

Investments consisted of the following as of February 1, 2014:

		Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(in thousands)
Marketable securities	$10,636	$1	$(39)	$10,598
Certificates of deposit	4,801	2	(3)	4,800

Total investments	$15,437	$3	$(42)	$15,398

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	May 3,	February 1,
	2014	2014
	(in thousands)
Furniture, fixtures and equipment	$74,874	$74,188
Buildings and building improvements	19,643	19,614
Vehicles	632	771
Leasehold improvements	41,276	40,335
Land	9,488	9,488

Total	145,913	144,396
Less: accumulated depreciation and amortization	(85,800)	(84,484)

Total	$60,113	$59,912

The above table of property and equipment includes assets held under capital leases as of:

	May 3,	February 1,
	2014	2014
	(in thousands)
Furniture, fixtures and equipment	$938	$938
Less: accumulated depreciation and amortization	(620)	(543)

Total	$318	$395

For the three months ended May 3, 2014 and May 4, 2013, depreciation and amortization expense relating to property and equipment amounted to $2.9 million and $2.7 million, respectively, for each of the periods. These amounts include amortization expense for leased property under capital leases.

7. OTHER INTANGIBLE ASSETS

Trademarks

Trademarks included in other intangible assets, net, are considered indefinite-lived assets and totaled $205.9 million at May 3, 2014 and February 1, 2014.

During the fourth quarter of fiscal 2013, the Company entered into a sales agreement, in the amount of $7.5 million, for certain Asian trademark rights with respect to John Henry. This transaction closed in the first quarter of fiscal 2014. The Company collected proceeds of $4.9 million and $2.6 million during the first quarter of fiscal 2014 and the fourth quarter of fiscal 2013, respectively. As a result of this transaction, the Company recorded a gain of $6.3 million in the licensing segment. The Company plans to continue executing on its domestic strategy of the John Henry brand as a modern lifestyle resource to select retailers and through its licensing relationships in Latin America.

Other

Other intangible assets represent:

	May 3,	February 1,
	2014	2014
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(3,093)	(2,863)

Total	$5,357	$5,587

For the three months ended May 3, 2014 and May 4, 2013, amortization expense relating to customer lists amounted to approximately $0.2 million, respectively, for each of the periods. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the estimated amortization expense for future periods based on recorded amounts as of May 3, 2014, will be approximately $0.9 million a year from fiscal 2015 through fiscal 2017, and approximately $0.8 million a year from fiscal 2018 through fiscal 2019.

8. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consisted of the following as of:

	May 3,	February 1,
	2014	2014
	(in thousands)
Total letter of credit facilities	$45,338	$45,329
Outstanding letters of credit	(11,408)	(11,858)

Total credit available	$33,930	$33,471

9. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $4.7 million and $4.6 million for the three months ended May 3, 2014 and May 4, 2013, respectively, and are included in selling, general and administrative expenses.

10. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average shares of outstanding common stock. The calculation of diluted net income per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net income per share includes the effects of stock options, stock appreciation rights (“SARS”), and unvested restricted shares as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended
	May 3,	May 4,
	2014	2013
	(in thousands, except per share data)
Numerator:
Net income	$7,775	$11,320
Denominator:
Basic-weighted average shares	14,782	15,024
Dilutive effect: equity awards	228	280

Diluted-weighted average shares	15,010	15,304

Basic income per share	$0.53	$0.75

Diluted income per share	$0.52	$0.74

Antidilutive effect:(1)	1,360	1,171

(1)

Represents weighted average of stock options to purchase shares of common stock, SARS and restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

11. EQUITY

The following table reflects the changes in equity:

Changes in Equity
(in thousands)
Equity at February 1, 2014	$347,533
Comprehensive income	8,529
Share transactions under employee equity compensation plans	1,141

Equity at May 3, 2014	$357,203

Equity at February 2, 2013	$371,240
Comprehensive income	10,996
Share transactions under employee equity compensation plans	1,305

Equity at May 4, 2013	$383,541

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, net of tax:

	Unrealized	Foreign	Unrealized
	(Loss) Gain on	Currency Translation	(Loss) Gain on
	Pension Liability	Adjustments, Net	Investments	Total
		(in thousands)
Balance, February 1, 2014	$(5,866)	$(1,563)	$(39)	$(7,468)
Other comprehensive income before reclassifications	—	636	38	674
Amounts reclassified from accumulated other comprehensive income	80	—	—	80

Balance, May 3, 2014	$(5,786)	$(927)	$(1)	$(6,714)

A summary of the impact on the condensed consolidated statement of income line items is as follows:

	Three Months Ended
	May 3, 2014	May 4, 2013
	(in thousands)
Amortization of defined benefit pension items
Actuarial gains	$130	$133	Selling, general and administrative expenses
Tax provision	50	52	Income tax provision

Total, net of tax	$80	$81

13. INCOME TAXES

For the three months ended May 3, 2014, the effective tax rate was 30.9% as compared to 36.0% for the three months ended May 4, 2013. The overall change in the effective tax rate is attributed to the prior year unfavorable disallowance of certain executive compensation and the prior year sale of certain intangible rights of the John Henry trademark as well as the change in ratio of income between domestic and foreign operations, of which the domestic operations are taxed at higher statutory tax rates.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2011 through fiscal 2014 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to open tax years from fiscal 2005 through fiscal 2015, depending on each state’s particular statute of limitation. As of May 3, 2014, the fiscal 2011 U.S. federal income tax return is under examination as well as various state, local, and foreign income tax returns by various taxing authorities.

The Company has a $0.8 million liability recorded for unrecognized tax benefits as of February 1, 2014, which includes interest and penalties of $0.3 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three months ended May 3, 2014, the total amount of unrecognized tax benefits decreased by approximately $68,000. The change to the total amount of the unrecognized tax benefit for the three months ended May 3, 2014 included a decrease in interest and penalties of approximately $109,000.

The Company does not currently anticipate a resolution within the next twelve months for any of the remaining unrecognized tax benefits as of May 3, 2014. The statute of limitations related to the Company’s 2011 U.S. federal tax year was extended to June 30, 2015. Therefore, the Company does not anticipate any statute of limitations to lapse or a decrease to tax expense within the next twelve months.

14. STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED SHARES

During the three months ended May 3, 2014, the Company granted an aggregate of 240,852 shares of restricted stock to certain key employees, which vest primarily over a three-year period, at an estimated value of $3.6 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the three months ended May 3, 2014, the Company granted an aggregate of 5,883 SARs, to be settled in shares of common stock, to a director. The SARs have an exercise price of $15.49, generally vest over a three-year period and have a seven-year term. The total fair value of the SARs, based on the Black-Scholes Option Pricing Model, amounted to approximately $50,000, which is being recorded as compensation expense on a straight-line basis over the vesting period of each SAR.

In April 2014, a total of 42,132 shares of restricted stock vested, of which 17,929 shares were withheld to cover the employees’ statutory income tax requirements. The estimated value of the withheld shares was $0.3 million.

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by each segment.

	Three Months Ended
	May 3,	May 4,
	2014	2013
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$194,999	$198,677
Women’s Sportswear	34,487	39,794
Direct-to-Consumer	20,430	17,013
Licensing	7,398	6,835

Total revenues	$257,314	$262,319

Depreciation and amortization:
Men’s Sportswear and Swim	$1,634	$1,694
Women’s Sportswear	461	400
Direct-to-Consumer	846	661
Licensing	39	37

Total depreciation and amortization	$2,980	$2,792

Operating income (loss):
Men’s Sportswear and Swim	$11,033	$11,241
Women’s Sportswear	397	1,563
Direct-to-Consumer	(1,852)	(2,853)
Licensing (1)	5,397	11,539

Total operating income	$14,975	$21,490
Total interest expense	3,716	3,803

Total net income before income taxes	$11,259	$17,687

(1)

Operating income for the licensing segment for the three months ended May 4, 2013 includes a gain on sale of long-lived assets in the amount of $6.3 million. See footnote 7 to the consolidated financial statements for further information.

16. BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the first quarter of fiscal 2015 and 2014:

	Three Months Ended
	May 3,	May 4,
	2014	2013
	(in thousands)
Service cost	$63	$63
Interest cost	433	406
Expected return on plan assets	(508)	(555)
Amortization of net gain	130	133

Net periodic benefit cost	$118	$47

17. FAIR VALUE MEASUREMENTS

Accounts receivable, accounts payable, accrued interest payable and accrued expenses. The carrying amounts reported in the balance sheets approximate fair value due to the short-term nature of these instruments.

Real estate mortgages. (classified within Level 2 of the valuation hierarchy) - The carrying amounts of the real estate mortgages were approximately $24.0 million at May 3, 2014 and February 1, 2014, respectively. The carrying values of the real estate mortgages at May 3, 2014 and February 1, 2014 approximate fair value since they were recently entered into and thus the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 1 of the valuation hierarchy) - The carrying amounts of the 7 7/8% senior subordinated notes payable were approximately $150.0 million at May 3, 2014 and February 1, 2014. As of May 3, 2014 and February 1, 2014, the fair value of the 7 7/8% senior subordinated notes payable was $159.5 and $160.0 million, respectively, based on quoted market prices.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc. (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a combined, or where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of May 3, 2014 and February 1, 2014 and for the three months ended May 3, 2014 and May 4, 2013. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

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

The effect on the condensed consolidating statement of comprehensive income, as a result of the change in reporting entity, is a decrease of approximately ($0.2) million in net income and comprehensive income to the guarantor subsidiaries for the three months ended May 4, 2013 with a corresponding change to the non-guarantor for the respective period from the previously reported amounts.

The effect on the condensed consolidating statement of cash flows, as a result of the change in reporting entity, is an increase of approximately $29,000 in net cash used in operating activities, an increase of approximately $50,000 in net cash used in investing activities and an increase of approximately $79,000 in net cash provided by financing activities to the guarantor subsidiaries for the three months ended May 4, 2013 with a corresponding change to the non-guarantor for the respective period from the previously reported amounts.

The effect on the condensed consolidating statement of cash flows as a result of the adjustment in intercompany activities is a decrease of approximately ($6.7) million in net cash from financing activities in the parent only column for the three months ended May 4, 2013 with a corresponding change to the net cash from investing activity in the parent only column from the previously reported amounts.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF MAY 3, 2014

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$3,126	$23,483	$—	$26,609
Accounts receivable, net	—	160,243	22,903	—	183,146
Intercompany receivable, net	171,561	—	—	(171,561)	—
Inventories	—	157,246	19,904	—	177,150
Investment, at fair value	—	—	21,221	—	21,221
Deferred income taxes	—	13,309	244	—	13,553
Prepaid income taxes	6,599	—	—	654	7,253
Prepaid expenses and other current assets	—	6,903	1,085	—	7,988

Total current assets	178,160	340,827	88,840	(170,907)	436,920
Property and equipment, net	—	55,238	4,875	—	60,113
Other intangible assets, net	—	177,253	34,003	—	211,256
Goodwill	—	6,022	—	—	6,022
Investment in subsidiaries	327,701	—	—	(327,701)	—
Other assets	2,378	1,771	634	—	4,783

TOTAL	$508,239	$581,111	$128,352	$(498,608)	$719,094

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$—	$51,642	$4,689	$—	$56,331
Accrued expenses and other liabilities	—	22,384	4,740	(1,042)	26,082
Accrued interest payable	1,036	—	—	—	1,036
Unearned revenues	—	3,323	1,791	—	5,114
Intercompany payable, net	—	147,461	25,639	(173,100)	—

Total current liabilities	1,036	224,810	36,859	(174,142)	88,563

Senior subordinated notes payable, net	150,000	—	—	—	150,000
Senior credit facility	—	64,567	—	—	64,567
Real estate mortgages	—	22,651	—	—	22,651
Deferred pension obligation	—	9,200	71	—	9,271
Unearned revenues and other long-term liabilities	—	14,260	2,356	—	16,616
Deferred income taxes	—	8,527	—	1,696	10,223

Total long-term liabilities	150,000	119,205	2,427	1,696	273,328

Total liabilities	151,036	344,015	39,286	(172,446)	361,891

Total equity	357,203	237,096	89,066	(326,162)	357,203

TOTAL	$508,239	$581,111	$128,352	$(498,608)	$719,094

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 3, 2014

(amounts in thousands)

			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$225,331	$24,585	$—	$249,916
Royalty income	—	4,520	2,878	—	7,398

Total revenues	—	229,851	27,463	—	257,314
Cost of sales	—	154,245	15,404	—	169,649

Gross profit	—	75,606	12,059	—	87,665
Operating expenses:
Selling, general and administrative expenses	—	60,554	9,156	—	69,710
Depreciation and amortization	—	2,769	211	—	2,980

Total operating expenses	—	63,323	9,367	—	72,690
Operating income	—	12,283	2,692	—	14,975
Interest expense	—	3,685	31	—	3,716

Net income before income taxes	—	8,598	2,661	—	11,259
Income tax provision	—	2,220	1,264	—	3,484

Equity in earnings of subsidiaries, net	7,775	—	—	(7,775)	—

Net income	7,775	6,378	1,397	(7,775)	7,775

Other comprehensive income	754	80	674	(754)	754

Comprehensive income	$8,529	$6,458	$2,071	$(8,529)	$8,529

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 4, 2013

(amounts in thousands)

			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$236,245	$19,239	$—	$255,484
Royalty income	—	4,034	2,801	—	6,835

Total revenues	—	240,279	22,040	—	262,319
Cost of sales	—	161,998	11,640	—	173,638

Gross profit	—	78,281	10,400	—	88,681
Operating expenses:
Selling, general and administrative expenses	—	62,954	7,715	—	70,669
Depreciation and amortization	—	2,602	190	—	2,792

Total operating expenses	—	65,556	7,905	—	73,461
Gain on sale of long-lived assets	—	(691)	6,961	—	6,270

Operating income	—	12,034	9,456	—	21,490
Interest expense	—	3,777	26	—	3,803

Net income before income taxes	—	8,257	9,430	—	17,687
Income tax provision	—	4,597	1,770	—	6,367

Equity in earnings of subsidiaries, net	11,320	—	—	(11,320)	—

Net income	11,320	3,660	7,660	(11,320)	11,320

Other comprehensive (loss) income	(324)	81	(405)	324	(324)

Comprehensive income	$10,996	$3,741	$7,255	$(10,996)	$10,996

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 3, 2014

(amounts in thousands)

			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated
NET CASH (USED IN) OPERATING ACTIVITIES:	$(4,408)	$(45,242)	$(656)	$2,999	$(47,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,816)	(234)	—	(3,050)
Purchase of investments	—	—	(15,387)	—	(15,387)
Proceeds from investments maturities	—	—	9,490	—	9,490
Intercompany transactions	4,664	—	—	(4,664)	—

Net cash provided by (used in) investing activities	4,664	(2,816)	(6,131)	(4,664)	(8,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	110,991	—	—	110,991
Payments on senior credit facility	—	(54,586)	—	—	(54,586)
Payments on real estate mortgages	—	(200)	—	—	(200)
Payments on capital leases	—	(75)	—	—	(75)
Tax benefit from exercise of equity instruments	(95)	—	—	—	(95)
Intercompany transactions	—	(4,946)	443	4,503	—

Net cash (used in) provided by financing activities	(95)	51,184	443	4,503	56,035
Effect of exchange rate changes on cash and cash equivalents	(161)	—	(161)	161	(161)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	3,126	(6,505)	2,999	(380)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	29,988	(2,999)	26,989

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$3,126	$23,483	$—	$26,609

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 4, 2013

(amounts in thousands)

			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated
NET CASH USED IN OPERATING ACTIVITIES:	$(6,403)	$(7,537)	$(306)	$—	$(14,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(6,534)	(666)	—	(7,200)
Proceeds on sale of intangible assets	—	—	4,875	—	4,875
Intercompany transactions	6,701	—	—	(6,701)	—

Net cash (used in) provided by investing activities	6,701	(6,534)	4,209	(6,701)	(2,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	129,344	—	—	129,344
Payments on senior credit facility	—	(121,625)	—	—	(121,625)
Payments on real estate mortgages	—	(202)	—	—	(202)
Payments on capital leases	—	(78)	—	—	(78)
Proceeds from exercise of stock options	27	—	—	—	27
Tax benefit from exercise of equity instruments	(52)	—	—	—	(52)
Intercompany transactions	—	(5,848)	(580)	6,428	—

Net cash provided by (used in) financing activities	(25)	1,591	(580)	6,428	7,414
Effect of exchange rate changes on cash and cash equivalents	(273)	—	(273)	273	(273)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(12,480)	3,050	—	(9,430)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	14,825	40,132	—	54,957

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2,345	$43,182	$—	$45,527

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended February 1, 2014, filed with the Securities and Exchange Commission on April 15, 2014.

Forward–Looking Statements

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “guidance,” “indicate,” “intend,” “may,” “might,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” or “will” or the negative thereof or other variations thereon and similar words or phrases or comparable terminology. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are as set forth below and in various places in this report. These factors include, but are not limited to:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers or programs,

•	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future retail and wholesale consolidation,

•	recent and future economic conditions, including turmoil in the financial and credit markets,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	our ability to contain costs,

•	disruptions in the supply chain,

•	our future capital needs and our ability to obtain financing,

•	our ability to protect our trademarks,

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses,

•	our ability to predict consumer preferences and changes in fashion trends and consumer acceptance of both new designs and newly introduced products,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	changes in the costs of raw materials, labor and advertising,

•	our ability to carry out growth strategies including expansion in international and direct-to-consumer retail markets,

•	our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion,

•	potential cyber risk and technology failures that could disrupt operations or result in a data breach,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	exposure to foreign currency risk and interest rate risk,

•	possible disruption in commercial activities due to terrorist activity and armed conflict, and

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended February 1, 2014 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks and goodwill, the recoverability of deferred tax assets and the measurement of retirement related benefits. We believe that there have been no significant changes to our critical accounting policies during the three months ended May 3, 2014 as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended February 1, 2014.

Results of Operations

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income by segment, the most directly comparable GAAP financial measure:

	Three Months Ended
	May 3, 2014	May 4, 2013
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$194,999	$198,677
Women’s Sportswear	34,487	39,794
Direct-to-Consumer	20,430	17,013
Licensing	7,398	6,835

Total revenues	$257,314	$262,319

	Three Months Ended
	May 3, 2014	May 4, 2013
	(in thousands)
Reconciliation of operating income to EBITDA
Operating income (loss) by segment:
Men’s Sportswear and Swim	$11,033	$11,241
Women’s Sportswear	397	1,563
Direct-to-Consumer	(1,852)	(2,853)
Licensing	5,397	11,539
Total operating income	$14,975	$21,490

Add:
Depreciation and amortization
Men’s Sportswear and Swim	1,634	1,694
Women’s Sportswear	461	400
Direct-to-Consumer	846	661
Licensing	39	37

Total depreciation and amortization	2,980	2,792

EBITDA by segment:
Men’s Sportswear and Swim	$12,667	$12,935
Women’s Sportswear	858	1,963
Direct-to-Consumer	(1,006)	(2,192)
Licensing	5,436	11,576

Total EBITDA	$17,955	$24,282

EBITDA margin by segment
Men’s Sportswear and Swim	6.5%	6.5%
Women’s Sportswear	2.5%	4.9%
Direct-to-Consumer	(4.9% )	(12.9% )
Licensing	73.5%	169.4%
Total EBITDA margin	7.0%	9.3%

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

The following is a discussion of the results of operations for the three month period in the first quarter of the fiscal year ending January 31, 2015 (“fiscal 2015”) compared with the three month period in the first quarter of the fiscal year ended February 1, 2014 (“fiscal 2014”).

Results of Operations—three months ended May 3, 2014 compared to the three months ended May 4. 2013.

Net sales. Men’s Sportswear and Swim net sales for the three months ended May 3, 2014 were $195.0 million, a decrease of $3.7 million, or 1.9%, from $198.7 million for the three months ended May 4, 2013. The net sales decrease was attributed primarily to planned reductions in private and exclusive brands, partially offset by increases across our golf sportswear brands, Original Penguin and Nike swim.

Women’s Sportswear net sales for the three months ended May 3, 2014 were $34.5 million, a decrease of $5.3 million, or 13.3%, from $39.8 million for the three months ended May 4, 2013. The net sales decrease was primarily due to decreases in our contemporary Laundry dress and Rafaella due to a shift in special market business to the second half of fiscal 2015.

Direct-to-Consumer net sales for the three months ended May 3, 2014 were $20.4 million, an increase of $3.4 million, or 20.0%, from $17.0 million for the three months ended May 4, 2013. The increase was driven by a 5.6% comparable same store sales increase driven by Perry Ellis as well as by our direct e-commerce, which posted a 43% comparable sales increase.

Royalty income. Royalty income for the three months ended May 3, 2014 was $7.4 million, an increase of $0.6 million, or 8.8%, from $6.8 million for the three months ended May 4, 2013. Royalty income increases were attributed to increases in our Perry Ellis and Original Penguin businesses as well as our licensed only businesses.

Gross profit. Gross profit was $87.7 million for the three months ended May 3, 2014, a decrease of $1.0 million, or 1.1%, from $88.7 million for the three months ended May 4, 2013. This decrease is attributed to the sales mix composition described above and the factors described within the gross profit margin section below.

Gross profit margin. As a percentage of total revenue, gross profit margins were 34.1% for the three months ended May 3, 2014, as compared to 33.8% for the three months ended May 4, 2013, an increase of 30 basis points. This increase is primarily associated with higher margins in our Perry Ellis and Rafaella collection businesses, as well as a favorable mix from higher margin international businesses and licensing. The margin expansion also reflected reduced freight costs as a result of the infrastructure rationalization program initiated last year.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended May 3, 2014 were $69.7 million, a decrease of $1.0 million, or 1.4%, from $70.7 million for the three months ended May 4, 2013. The decrease was in line with our expectations. We realized favorability from reduced headcount in our infrastructure, as well as, reduced design and sample expenses. We did, however, make additional investment in brand marketing for our national brands as well as investment in Europe for our golf platform and Original Penguin. Also, during the three months ended May 4, 2013, we experienced costs in the amount of $1.2 million related to our relocation of our New York offices and $0.8 million in costs associated with the sale of the Asian rights of the John Henry trademark that were not repeated during the three months ended May 3, 2014.

EBITDA. Men’s Sportswear and Swim EBITDA margin for the three months ended May 3, 2014 and May 4, 2013 remained flat at 6.5%. The EBITDA margin was adversely impacted by reduced leverage from the increased infrastructure expenditures planned in this segment during fiscal 2015. During fiscal 2014, the margin was also negatively impacted by costs associated with our relocation of our New York offices.

Women’s Sportswear EBITDA margin for the three months ended May 3, 2014 decreased 240 basis points to 2.5%, from 4.9% for the three months ended May 4, 2013. The EBITDA margin was negatively impacted by the reduced leverage due to the decrease in net sales described above. However, the margin was positively impacted by the increase in gross margin experienced in Rafaella sportswear. During fiscal 2014, the margin was negatively impacted by costs associated with the relocation of our New York offices.

Direct-to-Consumer EBITDA margin for the three months ended May 3, 2014 increased 800 basis points to (4.9%), from (12.9%) for the three months ended May 4, 2013. The increase was primarily attributable to the increase of revenue from our stores and e-commerce business, as described above. Because of this increase in revenue, we were able to realize a favorable leverage in selling, general and administrative expenses.

Licensing EBITDA margin for the three months ended May 3, 2014 decreased to 73.5%, from 169.4% for the three months ended May 4, 2013. As described below, during the three months ended May 4, 2013, we had a gain on the sale of the Asian rights of the John Henry brand. The gain was the primary reason for the higher EBITDA margin in first quarter of fiscal 2014.

Depreciation and amortization. Depreciation and amortization for the three months ended May 3, 2014, was $3.0 million, an increase of $0.2 million, or 7.1%, from $2.8 million for the three months ended May 4, 2013. The increase is attributed to depreciation related to our capital expenditures, primarily in the direct-to-consumer segment and leasehold improvements made during fiscal 2014.

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

Interest expense. Interest expense for the three months ended May 3, 2014, was $3.7 million, a decrease of $0.1 million, or 2.6%, from $3.8 million for the three months ended May 4, 2013. The primary reason for the decrease is related to the savings generated from the refinancing of our mortgage loans in the second half of fiscal 2014.

Income taxes. The income tax expense for the three months ended May 3, 2014, was $3.5 million, a decrease of $2.9 million, as compared to $6.4 million for the three months ended May 4, 2013. For the three months ended May 3, 2014, our effective tax rate was 30.9% as compared to 36.0% for the three months ended May 4, 2013. The overall change in the effective tax rate is attributed to the unfavorable disallowance of certain executive compensation in fiscal 2014 and the sale of certain intangible rights of the John Henry trademark in fiscal 2014 as well as the change in ratio of income between domestic and foreign operations, of which the domestic operations are taxed at higher statutory tax rates.

Net income. Net income for the three months ended May 3, 2014 was $7.8 million, a decrease of $3.5 million, or 31.0%, as compared to $11.3 million for the three months ended May 4, 2013. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions and capital expenditures; and to a lesser extent, on letter of credit facilities for the acquisition of a small portion of our inventory purchases. We believe that our working capital requirements will decrease for fiscal 2015 driven primarily by lower levels of inventory associated with strong inventory management. As of May 3, 2014, our total working capital was $348.4 million as compared to $278.2 million as of February 1, 2014 and $290.7 million as of May 4, 2013. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs and capital expenditure needs over the next year. We also believe that our real estate assets, which had a net book value of $23.1 million at May 3, 2014, have a higher market value. These real estate assets may provide us with additional capital resources. Additional borrowings against these real estate assets, however, would be subject to certain loan to value criteria established by lending institutions. As of May 3, 2014, we had mortgage loans on these properties totaling $23.5 million.

We consider the undistributed earnings of our foreign subsidiaries as of May 3, 2014, to be indefinitely reinvested and, accordingly, no United States income taxes have been provided thereon. As of May 3, 2014, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $23.5 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Net cash used in operating activities was $47.3 million for the three months ended May 3, 2014, as compared to cash used in operating activities of $14.2 million for the three months ended May 4, 2013.

The cash used in operating activities for three months ended May 3, 2014, is primarily attributable to an increase in accounts receivable of $36.6 million, a decrease in accounts payable and accrued expenses of $55.2 million and a decrease in accrued interest payable of $3.1 million; which was partially offset by a decrease in inventory of $29.9 million associated with strong inventory management. As a result of the decrease in sales for the first quarter of fiscal as compared to prior quarter, our inventory turnover ratio decreased to 3.3 as compared to 3.9 for the comparable quarter in fiscal 2014.

The cash used in operating activities for the three months ended May 3, 2013 is primarily attributable to a decrease in accounts payable and accrued expenses of $42.2 million, a decrease in accrued interest payable of $3.0 million; which was partially offset by a decrease in inventory of $14.8 million associated with strong inventory management. As a result of the decrease in inventory for the first quarter of fiscal 2014, our inventory turnover ratio increased to 3.9 as compared to 3.3 for the comparable quarter in fiscal 2013.

Net cash used in investing activities was $8.9 million for the three months ended May 3, 2014, as compared to cash used in investing activities of $2.3 million for the three months ended May 4, 2013. The net cash used during the first three months of fiscal 2015 primarily reflects the purchase of investments of $15.4 million and the purchase of property and equipment of $3.1 million, primarily for leaseholds; offset by the proceeds from the maturities of investments in the amount of $9.5 million. We anticipate capital expenditures during the remainder of fiscal 2015 of $11.0 million to $12.0 million in new leasehold improvements, technology, systems, retail stores, and other expenditures.

The net cash used during the first three months of fiscal 2014 primarily reflects the purchase of property and equipment of $7.2 million, primarily for leaseholds; which was partially offset by proceeds on the sale of certain Asian trademark rights with respect to John Henry of $4.9 million.

Net cash provided by financing activities was $56.0 million for the three months ended May 3, 2014, as compared to the cash provided by financing activities of $7.4 million for the three months ended May 4, 2013. The net cash provided during the first three months of fiscal 2015 primarily reflects net borrowings on our senior credit facility of $56.4 million; which was partially offset by payments of $0.2 million on our mortgage loans. The net cash provided during the first three months of fiscal 2014 primarily reflects net borrowings on our senior credit facility of $7.7 million; which was partially offset by payments of $0.2 million on our mortgage loans.

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

During fiscal 2014, we repurchased shares of our common stock at a cost of $7.0 million. There has been no open market purchases during fiscal 2015. As of May 3, 2014 and February 1, 2014, there were 400,516 shares of treasury stock outstanding at a cost of approximately $7.0 million, respectively.

Acquisitions

None.

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

Senior Credit Facility

On January 9, 2014, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $125 million, subject to increases from time to time in increments of $25 million up to a maximum of $200 million. The Credit Facility was extended through December 1, 2018. At May 3, 2014 and February 1, 2014, we had outstanding borrowings of $64.6 million and $8.2 million, respectively, under the Credit Facility.

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

Interest. Interest on the outstanding principal balance drawn under the Credit Facility accrues at the prime rate and at the rate quoted by the agent for Eurodollar loans. The margin adjusts quarterly, in a range of 0.50% to 1.00% for prime rate loans and 1.50% to 2.00% for Eurodollar loans, based on the previous quarterly average of excess availability plus excess cash on the last day of the previous quarter.

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

Letter of Credit Facilities

As of May 3, 2014, we maintained two U.S. dollar letter of credit facilities totaling $45.0 million and one letter of credit facility totaling $0.3 million utilized by our United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

During fiscal 2014, we decreased the letter of credit sublimit in our Senior Credit Facility to $30.0 million. As of May 3, 2014 and February 1, 2014, there was $33.9 million and $33.5 million, respectively, available under our existing letter of credit facilities.

Real Estate Mortgage Loans

In July 2010, we paid off the then existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. The interest rate has been modified since the refinancing date. The interest rate was 4.25% per annum and monthly payments of principal and interest of $71,000 were due based on a 25-year amortization with the outstanding principal due at maturity. In July 2013, we amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 3.90% per annum and the terms were restated to reflect new monthly payments of principal and interest of $69,000 based on a 25-year amortization with the outstanding principal due at maturity. At May 3, 2014, the balance of the real estate mortgage loan totaled $11.6 million, net of discount, of which $365,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on January 23, 2019. The mortgage loan has been refinanced and the interest rate has been modified since such date. The interest rate was 4.00% per annum and quarterly payments of principal and interest of $248,000 were due based on a 20-year amortization with the outstanding principal due at maturity. In January 2014, we amended the mortgage loan to modify the interest rate. The interest rate was reduced to 3.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of approximately $68,000 based on a 20-year amortization with the outstanding principal due at maturity. At May 3, 2014, the balance of the real estate mortgage loan totaled $11.8 million, net of discount, of which approximately $435,000 is due within one year.

The real estate mortgage loans contain certain covenants. We are not aware of any non-compliance with any of these covenants. If we violate any covenants, the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. A covenant violation could also constitute a cross-default under our senior credit facility, the letter of credit facilities and the indenture relating to our senior subordinated notes resulting in all our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements” as defined by applicable GAAP and SEC rules.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three months ended May 3, 2014.

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

Item 4: Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 3, 2014 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended May 3, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following amounts of our common stock during the first quarter of fiscal 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value that May Yet Be Purchased under the Plans or Programs
April 30, 2014	17,929	(2)	$15.10	—	$17,000,000

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

(2)	Represents shares withheld to pay statutory income taxes resulting from vesting of restricted shares.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Exhibit Description	Where Filed

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to Section 1350	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to Section 1350	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

June 10, 2014	By: /S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Section 1350

32.2	Certification of Principal Financial Officer pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase