Form 10-Q
period 2014-08-02
PERRY ELLIS INTERNATIONAL INC
filed 2014-09-11
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 2, 2014

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

The number of shares outstanding of the registrant’s common stock is 15,727,000 (as of September 4, 2014).

PERRY ELLIS INTERNATIONAL, INC.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	August 2, 2014	February 1, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$49,218	$26,989
Accounts receivable, net	110,532	146,392
Inventories	174,507	206,602
Investments, at fair value	23,955	15,398
Deferred income taxes	15,358	14,060
Prepaid income taxes	7,346	7,579
Prepaid expenses and other current assets	9,550	7,369

Total current assets	390,466	424,389
Property and equipment, net	61,632	59,912
Other intangible assets, net	210,660	211,485
Goodwill	6,022	6,022
Other assets	5,757	4,927

TOTAL	$674,537	$706,735

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$76,520	$112,442
Accrued expenses and other liabilities	22,643	24,642
Accrued interest payable	3,990	4,095
Unearned revenues	5,257	5,013

Total current liabilities	108,410	146,192

Senior subordinated notes payable, net	150,000	150,000
Senior credit facility	—	8,162
Real estate mortgages	22,461	22,844
Deferred pension obligation	8,690	9,862
Unearned revenues and other long-term liabilities	16,248	14,732
Deferred income taxes	11,332	7,410

Total long-term liabilities	208,731	213,010

Total liabilities	317,141	359,202

Commitment and contingencies
Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 16,116,003 shares issued and outstanding as of August 2, 2014 and 15,901,956 shares issued and outstanding as of February 1, 2014	161	159
Additional paid-in-capital	158,412	155,522
Retained earnings	212,436	206,277
Accumulated other comprehensive loss	(6,656)	(7,468)

Total	364,353	354,490
Treasury stock at cost; 400,516 as of August 2, 2014 and February 1, 2014	(6,957)	(6,957)

Total equity	357,396	347,533

TOTAL	$674,537	$706,735

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Revenues:
Net sales	$196,010	$204,492	$445,926	$459,976
Royalty income	7,522	7,213	14,920	14,048

Total revenues	203,532	211,705	460,846	474,024
Cost of sales	133,068	143,159	302,717	316,797

Gross profit	70,464	68,546	158,129	157,227

Operating expenses:
Selling, general and administrative expenses	66,858	66,521	136,568	137,190
Depreciation and amortization	2,988	3,010	5,968	5,802

Total operating expenses	69,846	69,531	142,536	142,992
Gain on sale of long-lived assets	885	—	885	6,270

Operating income (loss)	1,503	(985)	16,478	20,505
Interest expense	3,605	3,722	7,321	7,525

Net (loss) income before income taxes	(2,102)	(4,707)	9,157	12,980
Income tax (benefit) provision	(486)	(1,877)	2,998	4,490

Net (loss) income	$(1,616)	$(2,830)	$6,159	$8,490

Net (loss) income per share:
Basic	$(0.11)	$(0.19)	$0.41	$0.56

Diluted	$(0.11)	$(0.19)	$0.41	$0.55

Weighted average number of shares outstanding
Basic	14,906	15,112	14,844	15,068
Diluted	14,906	15,112	15,142	15,406

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net (loss) income	$(1,616)	$(2,830)	$6,159	$8,490
Other Comprehensive income (loss):
Foreign currency translation adjustments, net	2	(656)	638	(1,061)
Unrealized gain on pension liability, net of tax (1)	79	81	159	162
Unrealized (loss) gain on investments	(23)	—	15	—

Total other comprehensive income (loss)	58	(575)	812	(899)

Comprehensive (loss) income	$(1,558)	$(3,405)	$6,971	$7,591

(1)

Unrealized gain on pension liability for the three months ended August 2, 2014 and August 3, 2013 is net of tax in the amount of $51 and $52, respectively. Unrealized gain on pension liability for the six months ended August 2, 2014 and August 3, 2013 is net of tax in the amount of $101 and $104, respectively. See footnote 12 to the consolidated financial statements for further information.

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	August 2, 2014	August 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,159	$8,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,280	6,081
Provision for bad debts	253	(248)
Amortization of debt issue cost	320	351
Amortization of premiums and discounts	223	31
Amortization of unrealized loss on pension liability	260	266
Deferred income taxes	2,523	4,115
Gain on sale of long-lived assets	(885)	(6,270)
Share-based compensation	3,114	2,522
Changes in operating assets and liabilities:
Accounts receivable, net	36,277	33,677
Inventories	32,603	3,599
Prepaid income taxes	245	(1,950)
Prepaid expenses and other current assets	(2,166)	(409)
Other assets	(150)	89
Deferred pension obligation	(1,172)	(1,507)
Accounts payable and accrued expenses	(38,636)	(35,656)
Accrued interest payable	(105)	(5)
Unearned revenues and other liabilities	1,835	875

Net cash provided by operating activities	46,978	14,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,323)	(14,587)
Purchase of investments	(22,897)	—
Proceeds from investment maturities	14,160	—
Proceeds on sale of intangible assets	—	4,875

Net cash used in investing activities	(16,060)	(9,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	159,402	214,131
Payments on senior credit facility	(167,564)	(214,131)
Payments on real estate mortgages	(396)	(403)
Payments on capital leases	(150)	(157)
Deferred financing fees	—	(25)
Proceeds from exercise of stock options	197	124
Tax benefit from exercise of equity instruments	(144)	96

Net cash used in financing activities	(8,655)	(365)

Effect of exchange rate changes on cash and cash equivalents	(34)	(174)

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,229	3,800
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,989	54,957

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,218	$58,757

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	August 2, 2014	August 3, 2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,883	$7,149

Income taxes	$464	$1,432

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$168	$80

Note receivable on sale of intangible asset	$1,250	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited condensed consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of the Securities and Exchange Commission on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP for annual financial statements. These condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2014, filed with the Securities and Exchange Commission on April 15, 2014.

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

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.” Under the amendments of this update an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The provisions of this update are effective prospectively for the Company in fiscal years beginning after December 15, 2013, and for the interim periods within such fiscal years with early adoption and retrospective application permitted. The adoption of ASU No. 2013-11 did not have a material impact on the Company’s results of operations or the Company’s financial position.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 amends the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments require expanded disclosures for discontinued operations that would provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations and disclosure of the pretax profit or loss of individually significant components of an entity that do not qualify for discontinued operations reporting. ASU No. 2014-08 is to be applied prospectively to all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of ASU No. 2014-08 is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Companies can choose to apply the ASU using either the full retrospective approach or a modified retrospective approach. The Company is currently evaluating both methods of adoption and the impact, if any, that the adoption of this ASU will have on the Company’s results of operations or the Company’s financial position.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU No. 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Earlier adoption is permitted. The amendments can be applied either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards. The Company is currently evaluating both methods of adoption and the impact, if any, that the adoption of this ASU will have on the Company’s results of operations or the Company’s financial position.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	August 2,	February 1,
	2014	2014
	(in thousands)
Trade accounts	$122,983	$160,332
Royalties	3,282	5,998
Other receivables	2,645	1,483

Total	128,910	167,813
Less: allowances	(18,378)	(21,421)

Total	$110,532	$146,392

4. INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price, customs, duties, freight, and commissions to buying agents.

Inventories consisted of the following as of:

	August 2,	February 1,
	2014	2014
	(in thousands)
Finished goods	$174,177	$205,971
Raw materials and in process	330	631

Total	$174,507	$206,602

5. INVESTMENTS

The Company’s investments include marketable securities and certificates of deposit at August 2, 2014 and February 1, 2014. Marketable securities are classified as available-for-sale and consist of corporate bonds with maturity dates less than two years. Certificates of deposit are classified as available-for-sale with $5.9 million with maturity dates within one year or less and $3.4 million with maturity dates over one year and less than two years. Investments are stated at fair value. The estimated fair value of the marketable securities is based on quoted prices in an active market (Level 1 fair value measures).

Investments consisted of the following as of August 2, 2014:

		Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Marketable securities	$14,616	$6	$(1)	$14,621
Certificates of deposit	9,363	—	(29)	9,334

Total investments	$23,979	$6	$(30)	$23,955

Investments consisted of the following as of February 1, 2014:

		Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Marketable securities	$10,636	$1	$(39)	$10,598
Certificates of deposit	4,801	2	(3)	4,800

Total investments	$15,437	$3	$(42)	$15,398

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	August 2,	February 1,
	2014	2014
	(in thousands)
Furniture, fixtures and equipment	$76,213	$74,188
Buildings and building improvements	19,674	19,614
Vehicles	632	771
Leasehold improvements	44,512	40,335
Land	9,488	9,488

Total	150,519	144,396
Less: accumulated depreciation and amortization	(88,887)	(84,484)

Total	$61,632	$59,912

The above table of property and equipment includes assets held under capital leases as of:

	August 2,	February 1,
	2014	2014
	(in thousands)
Furniture, fixtures and equipment	$888	$938
Less: accumulated depreciation and amortization	(643)	(543)

Total	$245	$395

For the three months ended August 2, 2014 and August 3, 2013, depreciation and amortization expense relating to property and equipment amounted to $2.9 million. For the six months ended August 2, 2014 and August 3, 2013, depreciation and amortization expense relating to property and equipment amounted to $5.8 million and $5.6 million, respectively. These amounts include amortization expense for leased property under capital leases.

7. OTHER INTANGIBLE ASSETS

Trademarks

Trademarks included in other intangible assets, net, are considered indefinite-lived assets and totaled $205.5 million and $205.9 million at August 2, 2014 and February 1, 2014, respectively.

On August 1, 2014, the Company entered into a sales agreement, in the amount of $1.3 million, for the sale of Australian, Fiji and New Zealand trademark rights with respect to Jantzen. Payments on the purchase price are due in five installments of $250,000 over a five year period. Interest on the purchase price that remains unpaid will accrue at a rate of 3.5% per annum calculated on an annual basis. The first payment is due within four days of the completion date and has been paid. The remaining four payments are to be paid annually commencing on August 1, 2015 with the final payment to be made on August 1, 2018. As a result of this transaction, the Company recorded a gain of $0.9 million in the licensing segment.

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

Other

Other intangible assets consisted of the following as of:

	August 2,	February 1,
	2014	2014
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(3,324)	(2,863)

Total	$5,126	$5,587

For the three months ended August 2, 2014 and August 3, 2013, amortization expense relating to customer lists amounted to $0.3 million, respectively, for each of the periods. For the six months ended August 2, 2014 and August 3, 2013, amortization expense relating to customer lists amounted to $0.5 million, for each period. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the estimated amortization expense for future periods based on recorded amounts as of August 2, 2014, will be approximately $0.9 million a year from fiscal 2015 through fiscal 2017, and approximately $0.8 million a year from fiscal 2018 through fiscal 2019.

8. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consisted of the following as of:

	August 2,	February 1,
	2014	2014
	(in thousands)
Total letter of credit facilities	$45,337	$45,329
Outstanding letters of credit	(11,595)	(11,858)

Total credit available	$33,742	$33,471

9. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $3.1 million and $4.1 million for the three months ended August 2, 2014 and August 3, 2013, respectively, and $7.8 million and $8.7 million for the six months ended August 2, 2014 and August 3, 2013, respectively, and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(1,616)	$(2,830)	$6,159	$8,490
Denominator:
Basic-weighted average shares	14,906	15,112	14,844	15,068
Dilutive effect: equity awards	—	—	298	338

Diluted-weighted average shares	14,906	15,112	15,142	15,406

Basic (loss) income per share	$(0.11)	$(0.19)	$0.41	$0.56

Diluted (loss) income per share	$(0.11)	$(0.19)	$0.41	$0.55

Antidilutive effect:(1)	1,825	1,945	1,109	1,939

(1)

Represents weighted average of stock options to purchase shares of common stock, SARS and restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

11. EQUITY

The following table reflects the changes in equity:

Changes in Equity
(in thousands)
Equity at February 1, 2014	$347,533
Comprehensive income	6,971
Share transactions under employee equity compensation plans	2,892

Equity at August 2, 2014	$357,396

Equity at February 2, 2013	$371,240
Comprehensive income	7,591
Share transactions under employee equity compensation plans	2,742

Equity at August 3, 2013	$381,573

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, net of tax:

	Unrealized	Foreign	Unrealized
	(Loss) Gain on	Currency Translation	(Loss) Gain on
	Pension Liability	Adjustments, Net	Investments	Total
	(in thousands)
Balance, February 1, 2014	$(5,866)	$(1,563)	$(39)	$(7,468)
Other comprehensive income before reclassifications	—	638	15	653
Amounts reclassified from accumulated other comprehensive income	159	—	—	159

Balance, August 2, 2014	$(5,707)	$(925)	$(24)	$(6,656)

A summary of the impact on the condensed consolidated statements of operations line items is as follows:

	Three Months Ended
	August 2, 2014	August 3, 2013
	(in thousands)
Amortization of defined benefit pension items
Actuarial gains	$130	$133	Selling, general and administrative expenses
Tax provision	51	52	Income tax provision

Total, net of tax	$79	$81

	Six Months Ended
	August 2, 2014	August 3, 2013
	(in thousands)
Amortization of defined benefit pension items
Actuarial gains	$260	$266	Selling, general and administrative expenses
Tax provision	101	104	Income tax provision

Total, net of tax	$159	$162

13. INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2011 through fiscal 2014 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to open tax years from fiscal 2005 through fiscal 2015, depending on each state’s particular statute of limitation. As of August 2, 2014, the fiscal 2011 U.S. federal income tax return is under examination as well as various state, local, and foreign income tax returns by various taxing authorities.

The Company has a $0.8 million liability recorded for unrecognized tax benefits as of February 1, 2014, which includes interest and penalties of $0.3 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three months and six months ended August 2, 2014, the total amount of unrecognized tax benefits decreased by approximately $12,000 and $81,000, respectively. The change to the total amount of the unrecognized tax benefit for the three and six months ended August 2, 2014 included an increase in interest and penalties of approximately $6,000 and a decrease of approximately $103,000, respectively.

The Company does not currently anticipate a resolution within the next twelve months for any of the remaining unrecognized tax benefits as of August 2, 2014. However, the statute of limitations related to the Company’s 2011 U.S. federal tax year will expire within the next twelve months. The lapse in the statute of limitations would be expected to decrease tax expense within the next twelve months. The expiration of the statute of limitations related to the Company’s 2011 U.S. federal tax year could result in a tax benefit of up to approximately $0.1 million.

14. STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED SHARES

During the first and second quarters of fiscal 2015, the Company granted an aggregate of 240,852 and 12,504 shares of restricted stock to certain key employees, which vest primarily over a three-year period, at an estimated value of $3.6 million and $0.2 million, respectively. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the second quarter of fiscal 2015, the Company awarded to five directors an aggregate of 16,950 shares of restricted stock, which vest over a three year period at an estimated fair value of $0.3 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

Also, during the first and second quarters of fiscal 2015, the Company granted an aggregate of 5,883 and 5,157 SARs, to be settled in shares of common stock, to a director, respectively. The SARs have an exercise price of $15.49 and $17.71, respectively, generally vest over a three-year period and have a seven-year term. The total fair value of the SARs, based on the Black-Scholes Option Pricing Model, amounted to approximately $50,000 and $50,000, which is being recorded as compensation expense on a straight-line basis over the vesting period of each SAR.

In April and May 2014, a total of 42,132 and 1,000 shares of restricted stock vested, of which 17,929 and 404 shares were withheld to cover the employees’ statutory income tax requirements, respectively. The estimated value of the withheld shares was $0.3 million and $6,000, respectively.

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by each segment.

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$147,175	$152,594	$342,174	$351,271
Women’s Sportswear	26,240	32,326	60,727	72,120
Direct-to-Consumer	22,595	19,572	43,025	36,585
Licensing	7,522	7,213	14,920	14,048

Total revenues	$203,532	$211,705	$460,846	$474,024

Depreciation and amortization:
Men’s Sportswear and Swim	$1,564	$1,777	$3,198	$3,471
Women’s Sportswear	496	425	957	825
Direct-to-Consumer	889	777	1,735	1,438
Licensing	39	31	78	68

Total depreciation and amortization	$2,988	$3,010	$5,968	$5,802

Operating income (loss) :
Men’s Sportswear and Swim	$(1,779)	$(3,413)	$9,254	$7,828
Women’s Sportswear	(1,970)	(864)	(1,573)	699
Direct-to-Consumer	(1,126)	(2,412)	(2,978)	(5,265)
Licensing (1)	6,378	5,704	11,775	17,243

Total operating income (loss)	$1,503	$(985)	$16,478	$20,505
Total interest expense	3,605	3,722	7,321	7,525

Total net (loss) income before income taxes	$(2,102)	$(4,707)	$9,157	$12,980

(1)

Operating income for the licensing segment for the three months ended August 2, 2014, includes a gain on sale of long-lived assets in the amount of $0.9 million. Operating income for the licensing segment for the six months ended August 2, 2014 and August 3, 2013 includes a gain on sale of long-lived assets in the amount of $0.9 million and $6.3 million, respectively. See footnote 7 to the consolidated financial statements for further information.

16. BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the first three and six months of fiscal 2015 and 2014:

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
	(in thousands)
Service cost	$63	$63	$126	$126
Interest cost	433	406	866	812
Expected return on plan assets	(508)	(555)	(1,016)	(1,110)
Amortization of net loss	130	133	260	266

Net periodic benefit cost	$118	$47	$236	$94

17. FAIR VALUE MEASUREMENTS

Accounts receivable, accounts payable, accrued interest payable and accrued expenses. The carrying amounts reported in the balance sheets approximate fair value due to the short-term nature of these instruments.

Real estate mortgages. (classified within Level 2 of the valuation hierarchy)—The carrying amounts of the real estate mortgages were approximately $23.0 million and $24.0 million at August 2, 2014 and February 1, 2014, respectively. The carrying values of the real estate mortgages at August 2, 2014 and February 1, 2014 approximate fair value since they were recently entered into and thus the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 1 of the valuation hierarchy)—The carrying amounts of the 7 7/ 8% senior subordinated notes payable were approximately $150.0 million at August 2, 2014 and February 1, 2014. As of August 2, 2014 and February 1, 2014, the fair value of the 7 7/8% senior subordinated notes payable was $155.1 and $160.0 million, respectively, based on quoted market prices.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

18. RELATED PARTY TRANSACTIONS

The Company leases approximately 66,000 square feet comprised of approximately 16,000 square feet for administrative offices, approximately 45,000 square feet for warehouse distribution and approximately 5,000 square feet for retail. These facilities, which are owned by the Company’s Chairman of the Board of Directors and Chief Executive Officer, were originally leased by the Company under a 10-year lease for the office space and a 10-year lease for the warehouse space. These facilities are in close proximity to the Company Headquarter. During fiscal 2015, the Company amended the leases to extend the term for 60 months, beginning July 1, 2014 and expiring June 30, 2019. Beginning July 1, 2014, the basic monthly rent will be $41,750 and will increase 3% on the first of each of the remaining 12-month periods during the extended term. The Company’s Governance Committee reviewed the terms of the lease extensions to ensure that they were reasonable and at market. This review included information from third party sources.

19. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in Humberto Ordaz v. Perry Ellis International, Inc., Case No. BC490485 (Cal. Sup. Ct. 2012), involving claims for unpaid wages, missed breaks and related claims, which was originally filed on August 17, 2012 by a former employee in the Company’s California administrative offices. The lawsuit has been pleaded but not certified as a class action. Mediation has been scheduled for the third quarter of fiscal 2015, and formal discovery has been deferred until after the mediation. The Company believes that it has meritorious defenses to the claims alleged and is vigorously defending the matter.

20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc. (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a combined, or where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of August 2, 2014 and February 1, 2014 and for the three and six months ended August 2, 2014 and August 3, 2013. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

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

The effect on the condensed consolidating statement of cash flows as a result of the adjustment in intercompany activities is a decrease of approximately ($1.4) million in net cash from financing activities in the parent only column for the six months ended August 3, 2013, respectively, with a corresponding change to the net cash from investing activity in the parent only column from the previously reported amounts.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF AUGUST 2, 2014

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$21,409	$27,809	$—	$49,218
Accounts receivable, net	—	88,389	22,143	—	110,532
Intercompany receivable, net	177,595	—	—	(177,595)	—
Inventories	—	152,013	22,494	—	174,507
Investment, at fair value	—	—	23,955	—	23,955
Deferred income taxes	—	14,987	371	—	15,358
Prepaid income taxes	5,439	—	662	1,245	7,346
Prepaid expenses and other current assets	—	8,661	889	—	9,550

Total current assets	183,034	285,459	98,323	(176,350)	390,466
Property and equipment, net	—	56,866	4,766	—	61,632
Other intangible assets, net	—	177,022	33,638	—	210,660
Goodwill	—	6,022	—	—	6,022
Investment in subsidiaries	326,085	—	—	(326,085)	—
Other assets	2,267	1,843	1,647	—	5,757

TOTAL	$511,386	$527,212	$138,374	$(502,435)	$674,537

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$—	$65,599	$10,921	$—	$76,520
Accrued expenses and other liabilities	—	18,227	4,867	(451)	22,643
Accrued interest payable	3,990	—	—	—	3,990
Unearned revenues	—	3,368	1,889	—	5,257
Intercompany payable , net	—	151,587	27,568	(179,155)	—

Total current liabilities	3,990	238,781	45,245	(179,606)	108,410

Senior subordinated notes payable, net	150,000	—	—	—	150,000
Real estate mortgages	—	22,461	—	—	22,461
Deferred pension obligation	—	8,608	82	—	8,690
Unearned revenues and other long-term liabilities	—	14,209	2,039	—	16,248
Deferred income taxes	—	9,636	—	1,696	11,332

Total long-term liabilities	150,000	54,914	2,121	1,696	208,731

Total liabilities	153,990	293,695	47,366	(177,910)	317,141

Total equity	357,396	233,517	91,008	(324,525)	357,396

TOTAL	$511,386	$527,212	$138,374	$(502,435)	$674,537

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS ) INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED AUGUST 2, 2014

(amounts in thousands)

			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$173,789	$22,221	$—	$196,010
Royalty income	—	4,570	2,952	—	7,522

Total revenues	—	178,359	25,173	—	203,532
Cost of sales	—	118,314	14,754	—	133,068

Gross profit	—	60,045	10,419	—	70,464
Operating expenses:
Selling, general and administrative expenses	—	56,876	9,982	—	66,858
Depreciation and amortization	—	2,752	236	—	2,988

Total operating expenses	—	59,628	10,218	—	69,846
Gain on sale of long-lived assets	—	—	885	—	885

Operating income	—	417	1,086	—	1,503
Interest expense	—	3,615	(10)	—	3,605

Net (loss) income before income taxes	—	(3,198)	1,096	—	(2,102)
Income tax (benefit) provision	—	381	(867)	—	(486)

Equity in earnings of subsidiaries, net	(1,616)	—	—	1,616	—

Net (loss) income	(1,616)	(3,579)	1,963	1,616	(1,616)

Other comprehensive income (loss)	58	79	(21)	(58)	58

Comprehensive (loss) income	$(1,558)	$(3,500)	$1,942	$1,558	$(1,558)

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE SIX MONTHS ENDED AUGUST 2, 2014

(amounts in thousands)

			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$399,120	$46,806	$—	$445,926
Royalty income	—	9,090	5,830	—	14,920

Total revenues	—	408,210	52,636	—	460,846
Cost of sales	—	272,559	30,158	—	302,717

Gross profit	—	135,651	22,478	—	158,129
Operating expenses:
Selling, general and administrative expenses	—	117,430	19,138	—	136,568
Depreciation and amortization	—	5,521	447	—	5,968

Total operating expenses	—	122,951	19,585	—	142,536
Gain on sale of long-lived assets	—	—	885	—	885

Operating income	—	12,700	3,778	—	16,478
Interest expense	—	7,300	21	—	7,321

Net income before income taxes	—	5,400	3,757	—	9,157
Income tax provision	—	2,601	397	—	2,998

Equity in earnings of subsidiaries, net	6,159	—	—	(6,159)	—

Net income	6,159	2,799	3,360	(6,159)	6,159

Other comprehensive income	812	159	653	(812)	812

Comprehensive income	$6,971	$2,958	$4,013	$(6,971)	$6,971

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED AUGUST 2, 2014

(amounts in thousands)

			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(182)	$39,319	$4,842	$2,999	$46,978

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(6,895)	(428)	—	(7,323)
Purchase of investments	—	—	(22,897)	—	(22,897)
Proceeds from investments maturities	—	—	14,160	—	14,160
Intercompany transactions	163		—	(163)	—

Net cash provided by (used in) investing activities	163	(6,895)	(9,165)	(163)	(16,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	159,402	—	—	159,402
Payments on senior credit facility	—	(167,564)	—	—	(167,564)
Payments on real estate mortgages	—	(396)	—	—	(396)
Payments on capital leases	—	(150)	—	—	(150)
Proceeds from exercise of stock options	197	—	—	—	197
Tax benefit from exercise of equity instruments	(144)	—	—	—	(144)
Intercompany transactions	—	(2,307)	2,178	129	—

Net cash provided by (used in) financing activities	53	(11,015)	2,178	129	(8,655)
Effect of exchange rate changes on cash and cash equivalents	(34)	—	(34)	34	(34)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	21,409	(2,179)	2,999	22,229
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	29,988	(2,999)	26,989

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$21,409	$27,809	$—	$49,218

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED AUGUST 3, 2013

(amounts in thousands)

			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(1,406)	$16,272	$(815)	$—	$14,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(13,600)	(987)	—	(14,587)
Proceeds on sale of intangible assets	—	—	4,875	—	4,875
Intercompany transactions	1,360	—	—	(1,360)	—

Net cash provided by (used in) investing activities	1,360	(13,600)	3,888	(1,360)	(9,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	214,131	—	—	214,131
Payments on senior credit facility	—	(214,131)	—	—	(214,131)
Payments on real estate mortgages	—	(403)	—	—	(403)
Payments on capital leases	—	(157)	—	—	(157)
Deferred financing fees	—	(25)	—	—	(25)
Proceeds from exercise of stock options	124	—	—	—	124
Tax benefit from exercise of stock options	96	—	—	—	96
Intercompany transactions	—	(7,785)	6,599	1,186	—

Net cash provided by (used in) financing activities	220	(8,370)	6,599	1,186	(365)
Effect of exchange rate changes on cash and cash equivalents	(174)	—	(174)	174	(174)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(5,698)	9,498	—	3,800
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	14,825	40,132	—	54,957

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$9,127	$49,630	$—	$58,757

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

Forward–Looking Statements

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “guidance,” “indicate,” “intend,” “may,” “might,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” or “will” or the negative thereof or other variations thereon and similar words or phrases or comparable terminology. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are as set forth below and in various places in this report. These factors include, but are not limited to:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers or programs,

•	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future retail and wholesale consolidation,

•	recent and future economic conditions, including turmoil in the financial and credit markets,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	our ability to contain costs,

•	disruptions in the supply chain,

•	our future capital needs and our ability to obtain financing,

•	our ability to protect our trademarks,

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses,

•	our ability to predict consumer preferences and changes in fashion trends and consumer acceptance of both new designs and newly introduced products,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	changes in the costs of raw materials, labor and advertising,

•	our ability to carry out growth strategies including expansion in international and direct-to-consumer retail markets,

•	our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion,

•	potential cyber risk and technology failures that could disrupt operations or result in a data breach,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	exposure to foreign currency risk and interest rate risk,

•	possible disruption in commercial activities due to terrorist activity and armed conflict, and

•	actions of activist investors and the cost and disruption of responding to those actions,

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended February 1, 2014 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks and goodwill, the recoverability of deferred tax assets and the measurement of retirement related benefits. We believe that there have been no significant changes to our critical accounting policies during the three and six months ended August 2, 2014 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended February 1, 2014.

Results of Operations

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income by segment, the most directly comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$147,175	$152,594	$342,174	$351,271
Women’s Sportswear	26,240	32,326	60,727	72,120
Direct-to-Consumer	22,595	19,572	43,025	36,585
Licensing	7,522	7,213	14,920	14,048

Total revenues	$203,532	$211,705	$460,846	$474,024

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(in thousands)
Reconciliation of operating income to EBITDA
Operating income (loss) by segment:
Men’s Sportswear and Swim	$(1,779)	$(3,413)	$9,254	$7,828
Women’s Sportswear	(1,970)	(864)	(1,573)	699
Direct-to-Consumer	(1,126)	(2,412)	(2,978)	(5,265)
Licensing	6,378	5,704	11,775	17,243

Total operating income (loss)	$1,503	$(985)	$16,478	$20,505

Add:
Depreciation and amortization
Men’s Sportswear and Swim	$1,564	$1,777	$3,198	$3,471
Women’s Sportswear	496	425	957	825
Direct-to-Consumer	889	777	1,735	1,438
Licensing	39	31	78	68

Total depreciation and amortization	$2,988	$3,010	$5,968	$5,802

EBITDA by segment:
Men’s Sportswear and Swim	$(215)	$(1,636)	$12,452	$11,299
Women’s Sportswear	(1,474)	(439)	(616)	1,524
Direct-to-Consumer	(237)	(1,635)	(1,243)	(3,827)
Licensing	6,417	5,735	11,853	17,311

Total EBITDA	$4,491	$2,025	$22,446	$26,307

EBITDA margin by segment
Men’s Sportswear and Swim	(0.1%)	(1.1%)	3.6%	3.2%
Women’s Sportswear	(5.6%)	(1.4%)	(1.0%)	2.1%
Direct-to-Consumer	(1.0%)	(8.4%)	(2.9%)	(10.5%)
Licensing	85.3%	79.5%	79.4%	123.2%
Total EBITDA margin	2.2%	1.0%	4.9%	5.5%

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

The following is a discussion of the results of operations for the three and six month periods ended August 2, 2014 of the fiscal year ending January 31, 2015 (“fiscal 2015”) compared with the three and six month periods ended August 3, 2013 of the fiscal year ended February 1, 2014 (“fiscal 2014”).

Results of Operations—three and six months ended August 2, 2014 compared to the three and six months ended August 3, 2013.

Net sales. Men’s Sportswear and Swim net sales for the three months ended August 2, 2014 were $147.2 million, a decrease of $5.4 million, or 3.5%, from $152.6 million for the three months ended August 3, 2013. The net sales decrease was attributed primarily to decreases in our private and exclusive branded products, partially offset by a 14% increase in golf lifestyle apparel and strength in Original Penguin.

Men’s Sportswear and Swim net sales for the six months ended August 2, 2014 were $342.2 million, a decrease of $9.1 million, or 2.6%, from $351.3 million for the six months ended August 3, 2013. The net sales decrease was attributed primarily to planned reductions in private and exclusive brands, partially offset by increases across our golf sportswear brands, Original Penguin and Nike swim.

Women’s Sportswear net sales for the three months ended August 2, 2014 were $26.2 million, a decrease of $6.1 million, or 18.9%, from $32.3 million for the three months ended August 3, 2013. The net sales decrease was attributed to a shift in shipments for Rafaella into the second half of fiscal 2105, and lower sales in contemporary Laundry dresses as we refined distribution to focus on full price specialty stores and reduced programs to the special markets channel.

Women’s Sportswear net sales for the six months ended August 2, 2014 were $60.7 million, a decrease of $11.4 million, or 15.8%, from $72.1 million for the six months ended August 3, 2013. The net sales decrease was primarily due to decreases in our contemporary Laundry dresses and in Rafaella due to a shift in special market business to the second half of fiscal 2015.

Direct-to-Consumer net sales for the three months ended August 2, 2014 were $22.6 million, an increase of $3.0 million, or 15.3%, from $19.6 million for the three months ended August 3, 2013. The net sales increase was attributed to a 2.7% comparable same store sales increase driven by increased conversion as well as a higher average dollar per transaction in both Perry Ellis and Original Penguin stores. We also experienced increases in ecommerce comparable sales of 20% over last year.

Direct-to-Consumer net sales for the six months ended August 2, 2014 were $43.0 million, an increase of $6.4 million, or 17.5%, from $36.6 million for the six months ended August 3, 2013. The increase was driven by a 4.0% comparable same store sales increase driven by Perry Ellis as well as by our direct e-commerce sales, which posted a 30.0% comparable sales increase.

Royalty income. Royalty income for the three months ended August 2, 2014 was $7.5 million, an increase of $0.3 million, or 4.2%, from $7.2 million for the three months ended August 3, 2013. The net sales increase was attributed to Original Penguin partnerships for footwear and international licensed retail stores, as well as eight new licensing agreements executed during the period.

Royalty income for the six months ended August 2, 2014 was $14.9 million, an increase of $0.9 million, or 6.4%, from $14.0 million for the six months ended August 3, 2013. Royalty income increases were attributed to increases in the Perry Ellis and Original Penguin businesses as well as increases in our licensed only businesses.

Gross profit. Gross profit was $70.5 million for the three months ended August 2, 2014, an increase of $2.0 million, or 2.9%, from $68.5 million for the three months ended August 3, 2013. The increase is attributed to growth in direct-to-consumer, international expansion in Europe as well as increases in golf life style apparel and in Original Penguin sportswear. Gross profit was $158.1 million for the six months ended August 2, 2014, an increase of $0.9 million, or 0.6%, from $157.2 million for the six months ended August 3, 2013. This increase is attributed to net sales increases described above and the factors described within the gross profit margin section below.

Gross profit margin. As a percentage of total revenue, gross profit margins were 34.6% for the three months ended August 2, 2014, as compared to 32.4% for the three months ended August 3, 2013, an expansion of 220 basis points. The increase was primarily attributed to an emphasis on higher margin channels and geographies, as well as the direct-to-consumer segment mix through lower promotions in all venues. For the six months ended August 2, 2014, gross profit margins were 34.3% as a percentage of total revenue as compared to 33.2% for the six months ended August 3, 2013, an increase of 110 basis points. This increase is primarily associated with factors described above as well as higher margins in our Perry Ellis and Rafaella collection businesses. The margin expansion also reflected reduced freight costs as a result of the infrastructure rationalization program initiated last year.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended August 2, 2014 were $66.9 million, an increase of $0.4 million, or 0.6%, from $66.5 million for the three months ended August 3, 2013. The increase reflects costs associated with streamlining and consolidation of our operations including direct-to-consumer and private label business exits. The increase also reflects additional investment in brand marketing initiatives for our national brands, investment in Europe for our golf platform and Original Penguin as well as negative currency translation of $0.3 million due to the strengthening of the US dollar. These increases were partially offset by reduced employee costs, travel costs and professional fees.

Selling, general and administrative expenses for the six months ended August 2, 2014 were $136.6 million, a decrease of $0.6 million, or 0.4%, from $137.2 million for the six months ended August 3, 2013. from the decrease was due to reduced headcount in our infrastructure, as well as, reduced design, travel, samples and professional fees expenses. These reductions were partially offset by costs associated with streamlining and consolidation of our operations as describe above. We also made additional investment in brand marketing for our national brands as well as investment in Europe for our golf platform and Original Penguin during this period. Also, during the six months ended August 3, 2013 we experienced costs in the amount of $1.2 million related to our relocation of our New York offices and $0.8 million in costs associated with the sale of the Asian rights of the John Henry trademark that were not repeated during the six months ended August 2, 2014.

EBITDA. Men’s Sportswear and Swim EBITDA margin for the three months ended August 2, 2014 increased 100 basis points to (0.1%), from (1.1%) for the three months ended August 3, 2013. Men’s Sportswear and Swim EBITDA margin for the six months ended August 2, 2014 increased 40 basis points to 3.6%, from 3.2% for the six months ended August 3, 2013. The EBITDA margin was favorably impacted from cost savings as a result of our infrastructure review as well as increases in our golf and sportswear brands. During fiscal 2014, the margin was also negatively impacted by costs associated with our relocation of our New York offices.

Women’s Sportswear EBITDA margin for the three months ended August 2, 2014 decreased 420 basis points to (5.6%), from (1.4%) for the three months ended August 3, 2013. Women’s Sportswear EBITDA margin for the six months ended August 2, 2014 decreased 310 basis points to (1.0%), from 2.1% for the six months ended August 3, 2013. The EBITDA margin was negatively impacted by the reduced leverage due to the decrease in net sales described above. However, the margin was positively impacted by the increase in gross margin experienced in Rafaella sportswear. During fiscal 2014, the margin was negatively impacted by costs associated with the relocation of our New York offices.

Direct-to-Consumer EBITDA margin for the three months ended August 2, 2014 increased 740 basis points to (1.0%), from (8.4%) for the three months ended August 3, 2013. Direct-to-Consumer EBITDA margin for the six months ended August 3, 2013 increased 760 basis points to (2.9%), from (10.5%) for the six months ended August 3, 2013. The increase was primarily attributable to the increase in revenue from our stores and e-commerce business, as described above. Because of this increase in revenue, we were able to realize a favorable leverage in selling, general and administrative expenses.

Licensing EBITDA margin for the three months ended August 2, 2014 increased 580 basis points to 85.3%, from 79.5% for the three months ended August 3, 2013. The increase is primarily attributed to the increase in royalty income attributed to Original Penguin partnerships for footwear and international licensed retail stores, as well as eight new licensing agreements. Additionally the margin was positively impacted by the sale of certain Jantzen rights as described below. Licensing EBITDA margin for the six months ended August 2, 2014 decreased to 79.4%, from 123.2% for the six months ended August 3, 2013. During the six months ended August 3, 2013, we had a gain on the sale of the Asian rights of the John Henry brand, as described below. The gain was the primary reason for the higher EBITDA margin in the first half of fiscal 2014.

Depreciation and amortization. Depreciation and amortization for the three months ended August 2, 2014, was $3.0 million, remaining flat, from $3.0 million for the three months ended August 3, 2013. Depreciation and amortization for the six months ended August 2, 2014, was $6.0 million, an increase of $0.2 million, or 3.4%, from $5.8 million for the six months ended August 3, 2013. The increase is attributed to depreciation related to our capital expenditures, primarily in the direct-to-consumer segment, and leasehold improvements.

Gain on sale of long-lived assets. During the second quarter of fiscal 2015, we entered into a sales agreement, in the amount of $1.3 million, for the sale of Australian, Fiji and New Zealand trademark rights with respect to Jantzen. Payments on the purchase price are due in five installments of $250,000 over a five year period. Interest on the purchase price that remains unpaid will accrue at a rate of 3.5% per annum calculated on an annual basis. As a result of this transaction, we recorded a gain of $0.9 million in the licensing segment.

During the fourth quarter of fiscal 2013, we entered into a sales agreement, in the amount of $7.5 million, for certain Asian trademark rights with respect our John Henry brand. The transaction closed in the first quarter of fiscal 2014. As a result of this transaction, we recorded a gain of $6.3 million. This gain was included in our licensing segment’s operating income.

Interest expense. Interest expense for the three months ended August 2, 2014 was $3.6 million, a decrease of $0.1 million, or 2.7%, from $3.7 million for the three months ended August 3, 2013. Interest expense for the six months ended August 2, 2014 was $7.3 million, a decrease of $0.2 million, or 2.7%, from $7.5 million for the six months ended August 3, 2013. The primary reason for the decrease is related to the savings generated from the refinancing of our mortgage loans in the second half of fiscal 2014, as well as lower average borrowings on our credit facility as compared to our borrowings in the prior year.

Income taxes. The income tax benefit for the three months ended August 2, 2014, was $0.5 million, a decrease of $1.4 million, as compared to $1.9 million for the three months ended August 3, 2013. For the three months ended August 2, 2014, our effective tax rate was 23.1% as compared to 39.9% for the three months ended August 3, 2013. Our income tax expense for the six months ended August 2, 2014, was $3.0 million, a decrease of $1.5 million, as compared to $4.5 million for the six months ended August 3, 2013. For the six months ended August 2, 2014, our effective tax rate was 32.7% as compared to 34.6% for the six months ended August 3, 2013. The overall change in the effective tax rate is attributed to the unfavorable disallowance of certain executive compensation in fiscal 2014, the sale of certain intangible rights related to the John Henry trademark in fiscal 2014, and the change in ratio of income between domestic and foreign operations, of which the domestic operations are taxed at higher statutory tax rates.

Net (loss) income. Net loss for the three months ended August 2, 2014 was $1.6 million, an improvement of $1.2 million, or 42.9%, as compared to a loss of $2.8 million for the three months ended August 3, 2013. Net income for the six months ended August 2, 2014 was $6.2 million, a decrease of $2.3 million, or 27.1%, as compared to $8.5 million for the six months ended August 3, 2013. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions and capital expenditures; and to a lesser extent, on letter of credit facilities for the acquisition of a small portion of our inventory purchases. We believe that our working capital requirements will decrease for fiscal 2015 driven primarily by lower levels of inventory associated with stronger inventory management. As of August 2, 2014, our total working capital was $282.1 million as compared to $278.2 million as of February 1, 2014 and $275.7 million as of August 3, 2013. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets, which had a net book value of $23.0 million at August 2, 2014, have a higher market value. These real estate assets may provide us with additional capital resources. Additional borrowings against these real estate assets, however, would be subject to certain loan to value criteria established by lending institutions. As of August 2, 2014, we had mortgage loans on these properties totaling $23.3 million.

We consider the undistributed earnings of our foreign subsidiaries as of August 2, 2014, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of August 2, 2014, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $27.8 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Net cash provided by operating activities was $47.0 million for the six months ended August 2, 2014, as compared to cash provided by operating activities of $14.1 million for the six months ended August 3, 2013.

The cash provided by operating activities for the six months ended August 2, 2014, is primarily attributable to a decrease in accounts receivable of $36.3 million due to the timing of shipments as compared to prior year as well as decreased inventory of $32.6 million due to improved inventory management. This was partially offset by a decrease in accounts payable and accrued expenses of $38.6 million. For the six months ended August 2, 2014, our inventory turnover ratio decreased slightly to 3.3 as compared to 3.8 for the comparable period in fiscal 2014. While the turnover decreased, inventory levels declined as noted above resulting from tighter inventory management. In addition, inventory decreased as compared to the same period last year. Additionally prepaid expenses and other current assets increased by $2.2 million, offset by an increase in unearned revenue and other liabilities of $1.8 million. The cash provided by operating activities for the six months ended August 3, 2013 is primarily attributable to a decrease in accounts receivable of $33.7 million and a decrease in inventory of $3.6 million associated with inventory management; which was offset by a decrease in accounts payable and accrued expenses of $35.7 million and an increase in prepaid income taxes of $1.9 million. As a result of the decrease in inventory for the six months ended August 3, 2013, our inventory turnover ratio increased to 3.8 as compared to 3.5 for the comparable period in fiscal 2013.

Net cash used in investing activities was $16.1 million for the six months ended August 2, 2014, as compared to cash used in investing activities of $9.7 million for the six months ended August 3, 2013. The net cash used during the first six months of fiscal 2015 primarily reflects the purchase of investments of $22.9 million and the purchase of property and equipment of $7.3 million primarily for leasehold improvements and store fixtures; which was partially offset by the proceeds from the maturities of investments in the amount of $14.2 million. The net cash used during the first six months of fiscal 2014 primarily reflects the purchase of property and equipment of $14.6 million, primarily for leaseholds; which was partially offset by proceeds on the sale of certain Asian trademark rights with respect to John Henry of $4.9 million.

Net cash used in financing activities was $8.7 million for the six months ended August 2, 2014, as compared to cash used in financing activities of $0.4 million for the six months ended August 3, 2013. The net cash used during the first six months of fiscal 2015 primarily reflects net payments on our senior credit facility of $8.2 million, payments of $0.4 million on our mortgage loans and payments on capital leases of $0.2 million; partially offset by proceeds from exercises of stock options of $0.2 million. The net cash used during the first six months of fiscal 2014 primarily reflects payments of $0.4 million on our mortgage loans and payments on capital leases of $0.2 million; partially offset by proceeds from exercises of stock options of $0.1 million and a tax benefit from the exercise of stock options of $0.1 million.

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

During fiscal 2014, we repurchased shares of our common stock at a cost of $7.0 million. There have been no open market purchases during fiscal 2015. As of August 2, 2014 and February 1, 2014, there were 400,516 shares of treasury stock outstanding at a cost of approximately $7.0 million, respectively.

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

Senior Credit Facility

On January 9, 2014, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $125 million, subject to increases from time to time in increments of $25 million up to a maximum of $200 million. The Credit Facility was extended through December 1, 2018. We had no outstanding borrowings at August 2, 2014 and we had borrowings of $8.2 million at February 1, 2014, under the Credit Facility.

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

Letter of Credit Facilities

As of August 2, 2014, we maintained two U.S. dollar letter of credit facilities totaling $45.0 million and one letter of credit facility totaling $0.3 million utilized by our United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

During fiscal 2014, we decreased the letter of credit sublimit in our Senior Credit Facility to $30.0 million. As of August 2, 2014 and February 1, 2014, there was $33.7 million and $33.5 million, respectively, available under our existing letter of credit facilities.

Real Estate Mortgage Loans

In July 2010, we paid off the then existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. The interest rate has been modified since the refinancing date. The interest rate was 4.25% per annum and monthly payments of principal and interest of $71,000 were due based on a 25-year amortization with the outstanding principal due at maturity. In July 2013, we amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 3.90% per annum and the terms were restated to reflect new monthly payments of principal and interest of $69,000 based on a 25-year amortization with the outstanding principal due at maturity. At August 2, 2014, the balance of the real estate mortgage loan totaled $11.5 million, net of discount, of which $369,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on January 23, 2019. The mortgage loan has been refinanced and the interest rate has been modified since such date. The interest rate was 4.00% per annum and quarterly payments of principal and interest of $248,000 were due based on a 20-year amortization with the outstanding principal due at maturity. In January 2014, we amended the mortgage loan to modify the interest rate. The interest rate was reduced to 3.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of approximately $68,000 based on a 20-year amortization with the outstanding principal due at maturity. At August 2, 2014, the balance of the real estate mortgage loan totaled $11.7 million, net of discount, of which approximately $438,000 is due within one year.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and six months ended August 2, 2014.

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

Item 4: Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 2, 2014 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended August 2, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

See Footnote 19 to the Condensed Consolidated Financial Statements, included in this filing, for further information.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following amounts of our common stock during the second quarter of fiscal 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value that May Yet Be Purchased under the Plans or Programs
May 20, 2014	404	(2)	$14.69	—	$17,000,000

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

Perry Ellis International, Inc.

September 11, 2014	By: /S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Section 1350

32.2	Certification of Principal Financial Officer pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase