Form 10-Q
period 2014-11-01
PERRY ELLIS INTERNATIONAL, INC
filed 2014-12-09
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 1, 2014

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

Registrant’s Telephone Number, Including Area Code:(305) 592-2830

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

The number of shares outstanding of the registrant’s common stock is 15,619,000 (as of December 3, 2014).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of November 1, 2014 and February 1, 2014	1

Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended November 1, 2014 and November 2, 2013	2

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited) for the three and nine months ended November 1, 2014 and November 2, 2013	3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended November 1, 2014 and November 2, 2013	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	32

Item 4:

Controls and Procedures	32

PART II: OTHER INFORMATION	33

Item 1:

Legal Proceedings	33

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6:

Exhibits	34

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	November 1, 2014	February 1, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$30,402	$26,989
Accounts receivable, net	129,266	146,392
Inventories	155,681	206,602
Investments, at fair value	22,635	15,398
Deferred income taxes	16,705	14,060
Prepaid income taxes	7,536	7,579
Prepaid expenses and other current assets	7,880	7,369

Total current assets	370,105	424,389
Property and equipment, net	63,546	59,912
Other intangible assets, net	210,431	211,485
Goodwill	6,022	6,022
Other assets	5,506	4,927

TOTAL	$655,610	$706,735

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$65,848	$112,442
Accrued expenses and other liabilities	21,013	24,642
Accrued interest payable	1,109	4,095
Unearned revenues	4,959	5,013

Total current liabilities	92,929	146,192

Senior subordinated notes payable, net	150,000	150,000
Senior credit facility	—	8,162
Real estate mortgages	22,302	22,844
Deferred pension obligation	7,646	9,862
Unearned revenues and other long-term liabilities	15,691	14,732
Deferred income taxes	11,970	7,410

Total long-term liabilities	207,609	213,010

Total liabilities	300,538	359,202

Commitment and contingencies
Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 16,126,436 shares issued and outstanding as of November 1, 2014 and 15,901,956 shares issued and outstanding as of February 1, 2014	161	159
Additional paid-in-capital	159,882	155,522
Retained earnings	211,999	206,277
Accumulated other comprehensive loss	(7,791)	(7,468)

Total	364,251	354,490
Treasury stock at cost; 510,929 as of November 1, 2014 and 400,516 as of February 1, 2014	(9,179)	(6,957)

Total equity	355,072	347,533

TOTAL	$655,610	$706,735

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Revenues:
Net sales	$203,267	$214,700	$649,193	$674,676
Royalty income	8,173	7,421	23,093	21,469

Total revenues	211,440	222,121	672,286	696,145
Cost of sales	141,133	150,757	443,850	467,554

Gross profit	70,307	71,364	228,436	228,591

Operating expenses:
Selling, general and administrative expenses	64,477	68,434	201,045	205,624
Depreciation and amortization	3,008	3,573	8,976	9,375

Total operating expenses	67,485	72,007	210,021	214,999
(Loss) gain on sale of long-lived assets	—	(108)	885	6,162

Operating income (loss)	2,822	(751)	19,300	19,754
Interest expense	3,517	3,782	10,838	11,307

Net (loss) income before income taxes	(695)	(4,533)	8,462	8,447
Income tax (benefit) provision	(258)	(1,511)	2,740	2,979

Net (loss) income	$(437)	$(3,022)	$5,722	$5,468

Net (loss) income per share:
Basic	$(0.03)	$(0.20)	$0.38	$0.36

Diluted	$(0.03)	$(0.20)	$0.38	$0.36

Weighted average number of shares outstanding
Basic	14,954	14,991	14,881	15,042
Diluted	14,954	14,991	15,246	15,363

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net (loss) income	$(437)	$(3,022)	$5,722	$5,468
Other Comprehensive (loss) income:
Foreign currency translation adjustments, net	(1,228)	623	(591)	(438)
Unrealized gain on pension liability, net of tax (1)	80	81	239	243
Unrealized gain on investments	14	—	29	—

Total other comprehensive (loss) income	(1,134)	704	(323)	(195)

Comprehensive (loss) income	$(1,571)	$(2,318)	$5,399	$5,273

(1)

Unrealized gain on pension liability for the three months ended November 1, 2014 and November 2, 2013 is net of tax in the amount of $50 and $52, respectively. Unrealized gain on pension liability for the nine months ended November 1, 2014 and November 2, 2013 is net of tax in the amount of $151 and $156, respectively. See footnote 12 to the consolidated financial statements for further information.

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended
	November 1, 2014	November 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,722	$5,468
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,541	9,814
Provision for bad debts	360	(154)
Amortization of debt issue cost	483	528
Amortization of premiums and discounts	320	48
Amortization of unrealized loss on pension liability	390	399
Deferred income taxes	1,764	1,389
Gain on sale of long-lived assets	(885)	(6,162)
Share-based compensation	4,424	4,431
Changes in operating assets and liabilities:
Accounts receivable, net	16,614	25,544
Inventories	50,420	16,416
Prepaid income taxes	44	(2,027)
Prepaid expenses and other current assets	(538)	(464)
Other assets	(313)	(155)
Deferred pension obligation	(2,221)	(2,229)
Accounts payable and accrued expenses	(50,297)	(56,509)
Accrued interest payable	(2,986)	(2,957)
Unearned revenues and other liabilities	991	255

Net cash provided by (used in) operating activities	33,833	(6,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,525)	(18,585)
Purchase of investments	(27,331)	—
Proceeds from investment maturities	19,844	—
Proceeds on sale of intangible assets	—	4,875
Proceeds from note receivable	250	—
Proceeds on sale of long-lived assets	—	1,892

Net cash used in investing activities	(19,762)	(11,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	220,166	321,364
Payments on senior credit facility	(228,328)	(302,538)
Purchase of treasury stock	(2,222)	(4,999)
Payments on real estate mortgages	(593)	(606)
Payments on capital leases	(150)	(237)
Deferred financing fees	—	(66)
Proceeds from exercise of stock options	360	134
Tax benefit from exercise of equity instruments	(134)	(78)

Net cash (used in) provided by financing activities	(10,901)	12,974

Effect of exchange rate changes on cash and cash equivalents	243	(255)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,413	(5,464)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,989	54,957

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,402	$49,493

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended
	November 1, 2014	November 2, 2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,021	$13,688

Income taxes	$616	$1,561

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$17	$971

Note receivable on sale of intangible asset	$1,250	$—

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

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	November 1, 2014	February 1, 2014
	(in thousands)
Trade accounts	$141,528	$160,332
Royalties	4,671	5,998
Other receivables	2,440	1,483

Total	148,639	167,813
Less: allowances	(19,373)	(21,421)

Total	$129,266	$146,392

4. INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price, customs, duties, freight, and commissions to buying agents.

Inventories consisted of the following as of:

	November 1, 2014	February 1, 2014
	(in thousands)
Finished goods	$155,525	$205,971
Raw materials and in process	156	631

Total	$155,681	$206,602

5. INVESTMENTS

The Company’s investments include marketable securities and certificates of deposit at November 1, 2014 and February 1, 2014. Marketable securities are classified as available-for-sale and consist of corporate bonds with maturity dates less than two years. Certificates of deposit are classified as available-for-sale with $8.0 million with maturity dates within one year or less and $1.1 million with maturity dates over one year and less than two years. Investments are stated at fair value. The estimated fair value of the marketable securities is based on quoted prices in an active market (Level 1 fair value measures).

Investments consisted of the following as of November 1, 2014:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Marketable securities	$13,533	$5	$(4)	$13,534
Certificates of deposit	9,112	1	(12)	9,101

Total investments	$22,645	$6	$(16)	$22,635

Investments consisted of the following as of February 1, 2014:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Marketable securities	$10,636	$1	$(39)	$10,598
Certificates of deposit	4,801	2	(3)	4,800

Total investments	$15,437	$3	$(42)	$15,398

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	November 1, 2014	February 1, 2014
	(in thousands)
Furniture, fixtures and equipment	$78,651	$74,188
Buildings and building improvements	19,700	19,614
Vehicles	462	771
Leasehold improvements	46,300	40,335
Land	9,488	9,488

Total	154,601	144,396
Less: accumulated depreciation and amortization	(91,055)	(84,484)

Total	$63,546	$59,912

The above table of property and equipment includes assets held under capital leases as of:

	November 1, 2014	February 1, 2014
	(in thousands)
Furniture, fixtures and equipment	$888	$938
Less: accumulated depreciation and amortization	(717)	(543)

Total	$171	$395

For the three months ended November 1, 2014 and November 2, 2013, depreciation and amortization expense relating to property and equipment amounted to $3.1 million and $3.5 million, respectively. For the nine months ended November 1, 2014 and November 2, 2013, depreciation and amortization expense relating to property and equipment amounted to $8.9 million and $9.1 million, respectively. These amounts include amortization expense for leased property under capital leases.

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

7. OTHER INTANGIBLE ASSETS

Trademarks

Trademarks included in other intangible assets, net, are considered indefinite-lived assets and totaled $205.5 million and $205.9 million at November 1, 2014 and February 1, 2014.

On August 1, 2014, the Company entered into a sales agreement, in the amount of $1.3 million, for the sale of Australian, Fiji and New Zealand trademark rights with respect to Jantzen. Payments on the purchase price are due in five installments of $250,000 over a five year period. Interest on the purchase price that remains unpaid will accrue at a rate of 3.5% per annum calculated on an annual basis. The first payment was due within four days of the completion date and has been paid. The remaining four payments are to be paid annually commencing on August 1, 2015 with the final payment to be made on August 1, 2018. As a result of this transaction, the Company recorded a gain of $0.9 million in the licensing segment.

During the fourth quarter of fiscal 2013, the Company entered into a sales agreement, in the amount of $7.5 million, for certain Asian trademark rights with respect to John Henry. This transaction closed in the first quarter of fiscal 2014. The Company collected proceeds of $4.9 million during the first quarter of fiscal 2014 and $2.6 million during the fourth quarter of fiscal 2013. As a result of this transaction, the Company recorded a gain of $6.3 million in the licensing segment.

Other

Other intangible assets represent as of:

	November 1, 2014	February 1, 2014
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(3,553)	(2,863)

Total	$4,897	$5,587

For the three months ended November 1, 2014 and November 2, 2013, amortization expense relating to customer lists amounted to $0.2 million, respectively, for each period. For the nine months ended November 1, 2014 and November 2, 2013, amortization expense relating to customer lists amounted to $0.7 million, respectively, for each period. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the estimated amortization expense for future periods based on recorded amounts as of November 1, 2014, will be approximately $0.9 million a year from fiscal 2015 through fiscal 2017, and approximately $0.8 million a year from fiscal 2018 through fiscal 2019.

8. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consisted of the following as of:

	November 1, 2014	February 1, 2014
	(in thousands)
Total letter of credit facilities	$45,320	$45,329
Outstanding letters of credit	(11,595)	(11,858)

Total letters of credit available	$33,725	$33,471

9. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $4.4 million and $4.7 million for the three months ended November 1, 2014 and November 2, 2013, respectively, and $12.2 million and $13.4 million for the nine months ended November 1, 2014 and November 2, 2013, respectively, and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

10. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average shares of outstanding common stock. The calculation of diluted net (loss) income per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net (loss) income per share includes the effects of stock options, stock appreciation rights (“SARS”), and unvested restricted shares as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(437)	$(3,022)	$5,722	$5,468
Denominator:
Basic-weighted average shares	14,954	14,991	14,881	15,042
Dilutive effect: equity awards	—	—	365	321

Diluted-weighted average shares	14,954	14,991	15,246	15,363

Basic (loss) income per share	$(0.03)	$(0.20)	$0.38	$0.36

Diluted (loss) income per share	$(0.03)	$(0.20)	$0.38	$0.36

Antidilutive effect:(1)	1,778	2,038	886	908

(1)

Represents weighted average of stock options to purchase shares of common stock, SARS and restricted stock that were not included in computing diluted (loss) income per share because their effects were antidilutive for the respective periods.

11. EQUITY

The following table reflects the changes in equity:

Changes in Equity
(in thousands)
Equity at February 1, 2014	$347,533
Comprehensive income	5,399
Share transactions under employee equity compensation plans	4,362
Purchase of treasury stock	(2,222)

Equity at November 1, 2014	$355,072

Equity at February 2, 2013	$371,240
Comprehensive income	5,273
Share transactions under employee equity compensation plans	4,487
Purchase of treasury stock	(4,999)

Equity at November 2, 2013	$376,001

During the three months ended November 1, 2014, the Board of Directors extended the stock repurchase program to authorize the Company to purchase, from time to time and as market and business conditions warranted, up to $60 million of the Company’s common stock for cash in the open market or in privately negotiated transactions through October 31, 2015. Although the Board of Directors allocated a maximum of $60 million to carry out the program, the Company is not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis. Total purchases under the plan to date amount to $45.1 million.

During the three months ended November 1, 2014 and November 2, 2013, the Company repurchased shares of its common stock at a cost of $2.2 million and $5.0 million, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, net of tax:

	Unrealized	Foreign	Unrealized
	(Loss) Gain on	Currency Translation	(Loss) Gain on
	Pension Liability	Adjustments, Net	Investments	Total
	(in thousands)
Balance, February 1, 2014	$(5,866)	$(1,563)	$(39)	$(7,468)
Other comprehensive loss (income) before reclassifications	—	(591)	29	(562)
Amounts reclassified from accumulated other comprehensive loss	239	—	—	239

Balance, November 1, 2014	$(5,627)	$(2,154)	$(10)	$(7,791)

A summary of the impact on the condensed consolidated statements of operations line items is as follows:

	Three Months Ended
	November 1, 2014	November 2, 2013
	(in thousands)
Amortization of defined benefit pension items
Actuarial gains	$130	$133	Selling, general and administrative expenses
Tax provision	(50)	(52)	Income tax provision

Total, net of tax	$80	$81

	Nine Months Ended
	November 1, 2014	November 2, 2013
	(in thousands)
Amortization of defined benefit pension items
Actuarial gains	$390	$399	Selling, general and administrative expenses
Tax provision	(151)	(156)	Income tax provision

Total, net of tax	$239	$243

13. INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2011 through fiscal 2014 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to open tax years from fiscal 2005 through fiscal 2015, depending on each state’s particular statute of limitation. As of November 1, 2014, the fiscal 2011 and 2012 U.S. federal income tax returns are under examination as well as various state, local, and foreign income tax returns by various taxing authorities.

The ability to realize deferred tax assets requires significant judgment. While the company currently expects to realize its net deferred tax assets based on projected future income, if taxable income falls below its forecasted income, management may need to provide a valuation allowance on a portion or all of its deferred tax assets. Additional factors that raise the risk of realization of its deferred tax assets include certain net operating losses in the domestic operations, which are also subject to Section 382 limitations that begin expiring in 2018.

The Company has a $0.8 million liability recorded for unrecognized tax benefits as of February 1, 2014, which includes interest and penalties of $0.3 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three months and nine months ended November 1, 2014, the total amount of unrecognized tax benefits increased by approximately $46,000 and decreased by approximately $35,000, respectively. The change to the total amount of the unrecognized tax benefit for the three and nine months ended November 1, 2014 included an increase in interest and penalties of approximately $12,000 and a decrease of approximately $92,000, respectively.

The Company does not currently anticipate a resolution within the next twelve months for any of the remaining unrecognized tax benefits as of November 1, 2014. The statute of limitations related to the Company’s fiscal 2011 U.S. federal tax year has been extended as part of the examination and will not be expected to lapse within the next twelve months.

14. STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED SHARES

During the first, second and third quarters of fiscal 2015, the Company granted an aggregate of 240,852, 12,504 and 2,034 shares of restricted stock to certain key employees, which vest primarily over a three-year period, at an estimated value of $3.6 million, $0.2 million and $40,000, respectively. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the second quarter of fiscal 2015, the Company awarded to five directors an aggregate of 16,950 shares of restricted stock, which vest over a three year period at an estimated fair value of $0.3 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the third quarter of fiscal 2015, the Company granted an aggregate of 3,501 SARs, to be settled in shares of common stock, to certain key employees. The SARs have an exercise price of $20.12, generally vest over a three-year period and have a seven-year term. The total fair value of the SARs, based on the Black-Scholes Option Pricing Model, amounted to approximately $38,000, which is being recorded as compensation expense on a straight-line basis over the vesting period of each SAR.

Also, during the first and second quarters of fiscal 2015, the Company granted an aggregate of 5,883 and 5,157 SARs, to be settled in shares of common stock, to a director, respectively. The SARs have an exercise price of $15.49 and $17.71, respectively, generally vest over a three-year period and have a seven-year term. The total fair value of the SARs, based on the Black-Scholes Option Pricing Model, amounted to approximately $50,000 and $50,000, respectively, which is being recorded as compensation expense on a straight-line basis over the vesting period of each SAR.

In April, May and August 2014, a total of 42,132, 1,000 and 1,667 shares of restricted stock vested, of which 17,929, 404 and 617 shares were withheld to cover the employees’ statutory income tax requirements, respectively. The estimated value of the withheld shares was $0.3 million, $6,000 and $13,000 respectively.

15. SEGMENT INFORMATION

The Company has four reportable segments: Men’s Sportswear and Swim, Women’s Sportswear, Direct-to-Consumer and Licensing. The Men’s Sportswear and Swim and Women’s Sportswear segments derive revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. The Direct-to-Consumer segment derives its revenues from the sale of the Company’s branded and licensed products through its retail stores and e-commerce platform. The Licensing segment derives its revenues from royalties associated with the use of the Company’s brand names, principally Perry Ellis, Original Penguin, Laundry by Shelly Segal, Ben Hogan, Jantzen, John Henry, Gotcha, Farah, Pro Player and Manhattan.

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by each segment.

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$145,732	$158,585	$487,906	$509,856
Women’s Sportswear	36,721	37,912	97,448	110,032
Direct-to-Consumer	20,814	18,203	63,839	54,788
Licensing	8,173	7,421	23,093	21,469

Total revenues	$211,440	$222,121	$672,286	$696,145

Depreciation and amortization:
Men’s Sportswear and Swim	$1,606	$1,893	$4,804	$5,364
Women’s Sportswear	487	583	1,444	1,408
Direct-to-Consumer	880	1,062	2,615	2,500
Licensing	35	35	113	103

Total depreciation and amortization	$3,008	$3,573	$8,976	$9,375

Operating (loss) income:
Men’s Sportswear and Swim	$(2,091)	$(1,188)	$7,163	$6,640
Women’s Sportswear	1,324	(735)	(249)	(36)
Direct-to-Consumer	(2,937)	(4,330)	(5,915)	(9,595)
Licensing (1)	6,526	5,502	18,301	22,745

Total operating income (loss)	$2,822	$(751)	$19,300	$19,754
Total interest expense	3,517	3,782	10,838	11,307

Total net (loss) income before income taxes	$(695)	$(4,533)	$8,462	$8,447

(1)

Operating income for the licensing segment for the nine months ended November 1, 2014 and November 2, 2013 includes a gain on sale of long-lived assets in the amount of $0.9 million and $6.3 million, respectively. See footnote 7 to the consolidated financial statements for further information.

16. BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the three and nine months ended fiscal 2015 and 2014:

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(in thousands)
Service cost	$63	$63	$189	$189
Interest cost	433	406	1,299	1,218
Expected return on plan assets	(508)	(555)	(1,524)	(1,665)
Amortization of net loss	130	133	390	399

Net periodic benefit cost	$118	$47	$354	$141

17. FAIR VALUE MEASUREMENTS

Accounts receivable, accounts payable, accrued interest payable and accrued expenses. The carrying amounts reported in the balance sheets approximate fair value due to the short-term nature of these instruments.

Real estate mortgages. (classified within Level 2 of the valuation hierarchy)—The carrying amounts of the real estate mortgages were approximately $23.1 million and $24.0 million at November 1, 2014 and February 1, 2014, respectively. The carrying values of the real estate mortgages at November 1, 2014 and February 1, 2014 approximate fair value since they were recently entered into and thus the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 1 of the valuation hierarchy)—The carrying amounts of the 7 7/ 8% senior subordinated notes payable were approximately $150.0 million at November 1, 2014 and February 1, 2014. As of November 1, 2014 and February 1, 2014, the fair value of the 7 7/8% senior subordinated notes payable was $156.0 and $160.0 million, respectively, based on quoted market prices.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

18. RELATED PARTY TRANSACTIONS

The Company leases approximately 66,000 square feet comprised of approximately 16,000 square feet for administrative offices, approximately 45,000 square feet for warehouse distribution and approximately 5,000 square feet for retail. These facilities, which are owned by the Company’s Chairman of the Board of Directors and Chief Executive Officer, were originally leased by the Company under a 10-year lease for the office space and a 10-year lease for the warehouse and retail space. These facilities are in close proximity to the Company’s Headquarter. During fiscal 2015, the Company amended the leases to extend the term for 60 months, beginning July 1, 2014 and expiring June 30, 2019. Beginning July 1, 2014, the basic monthly rent will be $41,750 and will increase 3% on the first of each of the remaining 12-month periods during the extended term. The Company’s Governance Committee reviewed the terms of the lease extensions to ensure that they were reasonable and at market. This review included information from third party sources. As disclosed in Form 10k for year ended February 1, 2014, our total facilities, retail and office space both owned and leased totals over 1.5 million square feet.

19. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in Humberto Ordaz v. Perry Ellis International, Inc., Case No. BC490485 (Cal. Sup. Ct. 2012), involving claims for unpaid wages, missed breaks and related claims, which was originally filed on August 17, 2012 by a former employee in the Company’s California administrative offices. The plaintiff is seeking an unspecified amount of damages. The lawsuit has been pleaded but not certified as a class action. Mediation was held during the third quarter of fiscal 2015. Currently, the parties are in settlement discussions. The Company believes that it has meritorious defenses to the claims alleged and is vigorously defending the matter. The final outcome of the case is not expected to have a material impact on the Company.

20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc. (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a combined, or where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of November 1, 2014 and February 1, 2014 and for the three and nine months ended November 1, 2014 and November 2, 2013. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

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

The effect on the condensed consolidating statement of cash flows as a result of the adjustment in intercompany activities is a decrease of approximately ($18.4) million in net cash from financing activities in the parent only column for the nine months ended November 2, 2013, respectively, with a corresponding change to the net cash from investing activity in the parent only column from the previously reported amounts.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF NOVEMBER 1, 2014

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$9,196	$21,206	$—	$30,402
Accounts receivable, net	—	108,516	20,750	—	129,266
Intercompany receivable, net	172,031	—	—	(172,031)	—
Inventories	—	132,362	23,319	—	155,681
Investment, at fair value	—	—	22,635	—	22,635
Deferred income taxes	—	16,351	354	—	16,705
Prepaid income taxes	6,339	—	—	1,197	7,536
Prepaid expenses and other current assets	—	6,925	955	—	7,880

Total current assets	178,370	273,350	89,219	(170,834)	370,105
Property and equipment, net	—	58,981	4,565	—	63,546
Other intangible assets, net	—	176,793	33,638	—	210,431
Goodwill	—	6,022	—	—	6,022
Investment in subsidiaries	325,648	—	—	(325,648)	—
Other assets	2,163	1,954	1,389	—	5,506

TOTAL	$506,181	$517,100	$128,811	$(496,482)	$655,610

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$—	$57,956	$7,892	$—	$65,848
Accrued expenses and other liabilities	—	17,743	3,769	(499)	21,013
Accrued interest payable	1,109	—	—	—	1,109
Unearned revenues	—	3,192	1,767	—	4,959
Intercompany payable , net	—	152,083	22,723	(174,806)	—

Total current liabilities	1,109	230,974	36,151	(175,305)	92,929

Senior subordinated notes payable, net	150,000	—	—	—	150,000
Real estate mortgages	—	22,302	—	—	22,302
Deferred pension obligation	—	7,572	74	—	7,646
Unearned revenues and other long-term liabilities	—	13,977	1,714	—	15,691
Deferred income taxes	—	10,274	—	1,696	11,970

Total long-term liabilities	150,000	54,125	1,788	1,696	207,609

Total liabilities	151,109	285,099	37,939	(173,609)	300,538

Total equity	355,072	232,001	90,872	(322,873)	355,072

TOTAL	$506,181	$517,100	$128,811	$(496,482)	$655,610

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 1, 2014

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$182,512	$20,755	$—	$203,267
Royalty income	—	4,995	3,178	—	8,173

Total revenues	—	187,507	23,933	—	211,440
Cost of sales	—	128,438	12,695	—	141,133

Gross profit	—	59,069	11,238	—	70,307
Operating expenses:
Selling, general and administrative expenses	—	55,639	8,838	—	64,477
Depreciation and amortization	—	2,735	273	—	3,008

Total operating expenses	—	58,374	9,111	—	67,485

Operating income	—	695	2,127	—	2,822
Interest expense	—	3,531	(14)	—	3,517

Net (loss) income before income taxes	—	(2,836)	2,141	—	(695)
Income tax (benefit) provision	—	(1,320)	1,062	—	(258)

Equity in earnings of subsidiaries, net	(437)	—	—	437	—

Net (loss) income	(437)	(1,516)	1,079	437	(437)

Other comprehensive (loss) income	(1,134)	80	(1,214)	1,134	(1,134)

Comprehensive (loss) income	$(1,571)	$(1,436)	$(135)	$1,571	$(1,571)

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE NINE MONTHS ENDED NOVEMBER 1, 2014

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$581,632	$67,561	$—	$649,193
Royalty income	—	14,085	9,008	—	23,093

Total revenues	—	595,717	76,569	—	672,286
Cost of sales	—	400,997	42,853	—	443,850

Gross profit	—	194,720	33,716	—	228,436
Operating expenses:
Selling, general and administrative expenses	—	173,069	27,976	—	201,045
Depreciation and amortization	—	8,256	720	—	8,976

Total operating expenses	—	181,325	28,696	—	210,021

Gain on sale of long-lived assets	—	—	885	—	885

Operating income	—	13,395	5,905	—	19,300
Interest expense	—	10,831	7	—	10,838

Net income before income taxes	—	2,564	5,898	—	8,462
Income tax provision	—	1,281	1,459	—	2,740

Equity in earnings of subsidiaries, net	5,722	—	—	(5,722)	—

Net income	5,722	1,283	4,439	(5,722)	5,722

Other comprehensive (loss) income	(323)	239	(562)	323	(323)

Comprehensive income	$5,399	$1,522	$3,877	$(5,399)	$5,399

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED NOVEMBER 1, 2014

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(3,859)	$33,000	$1,693	$2,999	$33,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(11,860)	(665)	—	(12,525)
Purchase of investments	—	—	(27,331)	—	(27,331)
Proceeds from investments maturities	—	—	19,844	—	19,844
Proceeds from note receivable	—	—	250	—	250
Intercompany transactions	5,612	—	—	(5,612)	—

Net cash provided by (used in) investing activities	5,612	(11,860)	(7,902)	(5,612)	(19,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	220,166	—	—	220,166
Payments on senior credit facility	—	(228,328)	—	—	(228,328)
Payments on real estate mortgages	—	(593)	—	—	(593)
Purchase of treasury stock	(2,222)	—	—	—	(2,222)
Payments on capital leases	—	(150)	—	—	(150)
Proceeds from exercise of stock options	360	—	—	—	360
Tax benefit from exercise of equity instruments	(134)	—	—	—	(134)
Intercompany transactions	—	(3,039)	(2,816)	5,855	—

Net cash (used in) provided by financing activities	(1,996)	(11,944)	(2,816)	5,855	(10,901)
Effect of exchange rate changes on cash and cash equivalents	243	—	243	(243)	243

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	9,196	(8,782)	2,999	3,413
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	29,988	(2,999)	26,989

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$9,196	$21,206	$—	$30,402

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED NOVEMBER 2, 2013

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(13,239)	$11,329	$(4,455)	$—	$(6,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(17,337)	(1,248)	—	(18,585)
Proceeds on sale of intangible assets	—	—	4,875	—	4,875
Proceeds on sale of long-lived assets, net	—	1,892	—	—	1,892
Intercompany transactions	18,437	—	—	(18,437)	—

Net cash provided by (used in) investing activities	18,437	(15,445)	3,627	(18,437)	(11,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	321,364	—	—	321,364
Payments on senior credit facility	—	(302,538)	—	—	(302,538)
Purchase of treasury stock	(4,999)	—	—	—	(4,999)
Payments on real estate mortgages	—	(606)	—	—	(606)
Payments on capital leases	—	(237)	—	—	(237)
Tax benefit from exercise of stock options	(78)	—	—	—	(78)
Deferred financing fees	—	(66)	—	—	(66)
Proceeds from exercise of stock options	134	—	—	—	134
Intercompany transactions	—	(27,384)	9,202	18,182	—

Net cash (used in) provided by financing activities	(4,943)	(9,467)	9,202	18,182	12,974
Effect of exchange rate changes on cash and cash equivalents	(255)	—	(255)	255	(255)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(13,583)	8,119	—	(5,464)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	14,825	40,132	—	54,957

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1,242	$48,251	$—	$49,493

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

Forward–Looking Statements

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “guidance,” “indicate,” “intend,” “may,” “might,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” or “will” or the negative thereof or other variations thereon and similar words or phrases or comparable terminology. Such forward-looking statements include, but are not limited to, statements regarding Perry Ellis’ strategic operating review, growth initiatives and internal operating improvements intended to drive revenues and enhance profitability, the implementation of Perry Ellis’ profitability improvement plan and Perry Ellis’ plans to exit underperforming, low growth brands and businesses. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are as set forth below and in various places in this report. These factors include, but are not limited to:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers or programs,

•	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future retail and wholesale consolidation,

•	recent and future economic conditions, including turmoil in the financial and credit markets,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	our ability to contain costs,

•	disruptions in the supply chain,

•	our future capital needs and our ability to obtain financing,

•	our ability to protect our trademarks,

•	our ability to integrate acquired businesses, trademarks, tradenames and licenses,

•	our ability to predict consumer preferences and changes in fashion trends and consumer acceptance of both new designs and newly introduced products,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	changes in the costs of raw materials, labor and advertising,

•	our ability to carry out growth strategies including expansion in international and direct-to-consumer retail markets,

•	our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion,

•	potential cyber risk and technology failures that could disrupt operations or result in a data breach,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	exposure to foreign currency risk and interest rate risk,

•	possible disruption in commercial activities due to terrorist activity and armed conflict,

•	actions of activist investors and the cost and disruption of responding to those actions, and

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended February 1, 2014 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks and goodwill, the recoverability of deferred tax assets and the measurement of retirement related benefits. We believe that there have been no significant changes to our critical accounting policies during the three and nine months ended November 1, 2014 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended February 1, 2014.

Results of Operations

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income by segment, the most directly comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$145,732	$158,585	$487,906	$509,856
Women’s Sportswear	36,721	37,912	97,448	110,032
Direct-to-Consumer	20,814	18,203	63,839	54,788
Licensing	8,173	7,421	23,093	21,469

Total revenues	$211,440	$222,121	$672,286	$696,145

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(in thousands)
Reconciliation of operating income to EBITDA
Operating (loss) income by segment:
Men’s Sportswear and Swim	$(2,091)	$(1,188)	$7,163	$6,640
Women’s Sportswear	1,324	(735)	(249)	(36)
Direct-to-Consumer	(2,937)	(4,330)	(5,915)	(9,595)
Licensing	6,526	5,502	18,301	22,745

Total operating income (loss)	$2,822	$(751)	$19,300	$19,754

Add:
Depreciation and amortization
Men’s Sportswear and Swim	$1,606	$1,893	$4,804	$5,364
Women’s Sportswear	487	583	1,444	1,408
Direct-to-Consumer	880	1,062	2,615	2,500
Licensing	35	35	113	103

Total depreciation and amortization	$3,008	$3,573	$8,976	$9,375

EBITDA by segment:
Men’s Sportswear and Swim	$(485)	$705	$11,967	$12,004
Women’s Sportswear	1,811	(152)	1,195	1,372
Direct-to-Consumer	(2,057)	(3,268)	(3,300)	(7,095)
Licensing	6,561	5,537	18,414	22,848

Total EBITDA	$5,830	$2,822	$28,276	$29,129

EBITDA margin by segment
Men’s Sportswear and Swim	(0.3%)	0.4%	2.5%	2.4%
Women’s Sportswear	4.9%	(0.4%)	1.2%	1.2%
Direct-to-Consumer	(9.9%)	(18.0%)	(5.2%)	(12.9%)
Licensing	80.3%	74.6%	79.7%	106.4%
Total EBITDA margin	2.8%	1.3%	4.2%	4.2%

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

The following is a discussion of the results of operations for the three and nine month periods ended November 1, 2014 of the fiscal year ending January 31, 2015 (“fiscal 2015”) compared with the three and nine month periods ended November 2, 2013 of the fiscal year ended February 1, 2014 (“fiscal 2014”).

Results of Operations—three and nine months ended November 1, 2014 compared to the three and nine months ended November 2, 2013.

Net sales. Men’s Sportswear and Swim net sales for the three months ended November 1, 2014 were $145.7 million, a decrease of $12.9 million, or 8.1%, from $158.6 million for the three months ended November 2, 2013. The net sales decrease was attributed to the exit of private and retailer exclusive branded products and a planned decline in Perry Ellis domestically, partially offset by strength in Original Penguin.

Men’s Sportswear and Swim net sales for the nine months ended November 1, 2014 were $487.9 million, a decrease of $22.0 million, or 4.3%, from $509.9 million for the nine months ended November 2, 2013. The net sales decrease was attributed primarily to the exit of certain private and retailer exclusive branded programs and planned reductions in Perry Ellis domestically, partially offset by increases across our golf sportswear brands, Original Penguin and Nike swim.

Women’s Sportswear net sales for the three months ended November 1, 2014 were $36.7 million, a decrease of $1.2 million, or 3.2%, from $37.9 million for the three months ended November 2, 2013. The net sales decrease was attributed to lower sales in contemporary Laundry dresses and Rafaella sportswear as we refined distribution to focus on full price specialty and department stores and reduced programs to the special markets channel.

Women’s Sportswear net sales for the nine months ended November 1, 2014 were $97.4 million, a decrease of $12.6 million, or 11.5%, from $110.0 million for the nine months ended November 2, 2013. The net sales decrease was primarily due to the decreases described above.

Direct-to-Consumer net sales for the three months ended November 1, 2014 were $20.8 million, an increase of $2.6 million, or 14.3%, from $18.2 million for the three months ended November 2, 2013. The net sales increase was attributed to a 5.0% comparable same store sales increase driven by increased conversion as well as a higher average dollar per transaction in both Perry Ellis and Original Penguin stores. We also experienced increases in e-commerce comparable sales of 38% over the comparable period last year.

Direct-to-Consumer net sales for the nine months ended November 1, 2014 were $63.8 million, an increase of $9.0 million, or 16.4%, from $54.8 million for the nine months ended November 2, 2013. The increase was driven by a 4.0% comparable same store sales increase driven by Perry Ellis as well as by our direct e-commerce sales, which posted a 33.0% sales increase over the comparable period last year.

Royalty income. Royalty income for the three months ended November 1, 2014 was $8.2 million, an increase of $0.8 million, or 10.8%, from $7.4 million for the three months ended November 2, 2013.The royalty income increase was driven by our Perry Ellis, Original Penguin and Laundry brands, as well as eight new licensing agreements executed during the period.

Royalty income for the nine months ended November 1, 2014 was $23.1 million, an increase of $1.6 million, or 7.4%, from $21.5 million for the nine months ended November 2, 2013. Royalty income increases were attributed to increases in the Perry Ellis, Original Penguin and Laundry brands as well as twenty new licensing agreements executed during the period.

Gross profit. Gross profit was $70.3 million for the three months ended November 1, 2014, a decrease of $1.1 million, or 1.5%, from $71.4 million for the three months ended November 2, 2013. The decrease is primarily attributed to the decline in revenues attributed to the exit of certain private and retailer exclusive branded programs over the prior year.

Gross profit was $228.4 million for the nine months ended November 1, 2014, a decrease of $0.2 million, or 0.1%, from $228.6 million for the nine months ended November 2, 2013. Gross profit is essentially even as compared to prior year, due to the factors described below regarding our margin expansion during the third quarter of fiscal 2015.

Gross profit margin. As a percentage of total revenue, gross profit margins were 33.3% for the three months ended November 1, 2014, as compared to 32.1% for the three months ended November 2, 2013 which represents an expansion of 120 basis points. The increase was primarily attributed to an emphasis on higher margin channels and geographies including international distribution and licensing, as well as the direct-to-consumer which realized lower promotions across all venues. The increase was partially offset by additional liquidation of stock resulting from our strategic transition of legacy programs in men’s sportswear to new proven fabrications that were tested and performed well at retail.

For the nine months ended November 1, 2014, gross profit margins were 34.0% as a percentage of total revenue as compared to 32.8% for the nine months ended November 2, 2013, an increase of 120 basis points. This increase is primarily associated with factors described above as well as higher margins in our Perry Ellis and Original Penguin sportswear businesses. The margin expansion also reflected reduced freight costs as a result of the infrastructure rationalization program initiated last year.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended November 1, 2014 were $64.5 million, a decrease of $3.9 million, or 5.7%, from $68.4 million for the three months ended November 2, 2013. The decrease reflects a reduction in costs as we see the benefits of our streamlining efforts and ongoing strategic initiatives. The decrease also reflects reductions in production samples and travel costs as we continue to streamline our style designs, productivity and focus on efficient communication networks. These decreases were partially offset by negative currency translation of $0.8 million due to the strengthening of the US dollar and $1.2 million in additional costs associated with the streamlining efforts.

Selling, general and administrative expenses for the nine months ended November 1, 2014 were $201.0 million, a decrease of $4.6 million, or 2.2%, from $205.6 million for the nine months ended November 2, 2013. The decrease was due to costs efficiencies associated with streamlining and consolidation of our operations as well as reduced headcount in our infrastructure, reduced design, travel, samples and professional fees expenses. These reductions were partially offset by additional investment in brand marketing for our national brands as well as investment in Europe for our golf platform and Original Penguin during this period. In addition, we incurred $2.7 million in costs associated with our streamlining and strategic initiatives. During the nine months ended November 2, 2013 we experienced costs in the amount of $2.1 million related to the relocation of our New York offices and $0.8 million in costs associated with the sale of the Asian rights of the John Henry trademark.

EBITDA. Men’s Sportswear and Swim EBITDA margin for the three months ended November 1, 2014 decreased 70 basis points to (0.3)%, from 0.4% for the three months ended November 2, 2013. The EBITDA margin was negatively impacted by the reduced leverage due to the decrease in net sales described above. Men’s Sportswear and Swim EBITDA margin for the nine months ended November 1, 2014 increased 10 basis points to 2.5%, from 2.4% for the nine months ended November 2, 2013. The EBITDA margin was favorably impacted from cost savings as a result of our infrastructure review as well as favorable gross margin expansion driven by the mix of revenue in our international business coupled with increased margins in our Perry Ellis and Original Penguin sportswear collections. During fiscal 2014, the margin was negatively impacted by costs associated with our relocation of our New York offices.

Women’s Sportswear EBITDA margin for the three months ended November 1, 2014 increased 530 basis points to 4.9%, from (0.4%) for the three months ended November 2, 2013. Women’s Sportswear EBITDA margin for the nine months ended November 1, 2014 remained flat at 1.2% for the nine months ended November 2, 2013. The EBITDA margin was positively impacted by the increase in gross margin experienced in Rafaella sportswear, offset by the negative impact of the reduced leverage from the decrease in net sales described above. Additionally, during fiscal 2014, the margin was negatively impacted by costs associated with the relocation of our New York offices.

Direct-to-Consumer EBITDA margin for the three months ended November 1, 2014 increased 810 basis points to (9.9%), from (18.0%) for the three months ended November 2, 2013. Direct-to-Consumer EBITDA margin for the nine months ended November 1, 2014 increased 770 basis points to (5.2%), from (12.9%) for the nine months ended November 2, 2013. The increase was primarily attributable to the increase in revenue from our stores and e-commerce business, as described above. An increase in revenue resulted in a favorable leverage in selling, general and administrative expenses. In addition, we consolidated our businesses under one operational team thereby reducing overhead. EBITDA margin also benefited from the expansion in gross profit margins discussed above.

Licensing EBITDA margin for the three months ended November 1, 2014 increased 570 basis points to 80.3%, from 74.6% for the three months ended November 2, 2013. The increase is primarily attributed to the increase in royalty income attributed to Original Penguin partnerships for footwear and international licensed retail stores, as well as eight new licensing agreements. Licensing EBITDA margin for the nine months ended November 1, 2014 decreased to 79.7%, from 106.4% for the nine months ended November 2, 2013. During the nine months ended November 2, 2013, we had a gain on the sale of the Asian rights of the John Henry brand, as described below. The gain was the primary reason for the higher EBITDA margin in fiscal 2014.

Depreciation and amortization. Depreciation and amortization for the three months ended November 1, 2014, was $3.0 million, a decrease of $0.6 million, or 16.7%, from $3.6 million for the three months ended November 2, 2013. Depreciation and amortization for the nine months ended November 1, 2014, was $9.0 million, a decrease of $0.4 million, or 4.3%, from $9.4 million for the nine months ended November 2, 2013.The decrease is attributed to assets becoming fully depreciated and less capital expenditures during the current year. For the nine months ended November 1, 2014 we had capital expenditures of $12.5 million as compared to capital expenditures of $18.6 million in same period of prior year.

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

Interest expense. Interest expense for the three months ended November 1, 2014 was $3.5 million, a decrease of $0.3 million, or 7.9%, from $3.8 million for the three months ended November 2, 2013. Interest expense for the nine months ended November 1, 2014 was $10.8 million, a decrease of $0.5 million, or 4.4%, from $11.3 million for the nine months ended November 2, 2013. The primary reason for the decrease is related to the savings generated from the refinancing of our mortgage loans in the second half of fiscal 2014, as well as lower average borrowings on our credit facility as compared to our borrowings in the prior year.

Income taxes. The income tax benefit for the three months ended November 1, 2014, was $0.3 million, a decrease of $1.2 million, as compared to $1.5 million for the three months ended November 2, 2013. For the three months ended November 1, 2014, our effective tax rate was 37.1% as compared to 33.3% for the three months ended November 2, 2013. Our income tax expense for the nine months ended November 1, 2014, was $2.7 million, a decrease of $0.3 million, as compared to $3.0 million for the nine months ended November 2, 2013. For the nine months ended November 1, 2014, our effective tax rate was 32.4% as compared to 35.3% for the nine months ended November 2, 2013. The overall change in the effective tax rate is attributed to the unfavorable disallowance of certain executive compensation in fiscal 2014, the sale of certain intangible rights related to the John Henry trademark in fiscal 2014, and the change in ratio of income between domestic and foreign operations, of which the domestic operations are taxed at higher statutory tax rates.

Net (loss) income. Net (loss) for the three months ended November 1, 2014 was ($0.4) million, an improvement of $2.6 million, or 86.7%, as compared to ($3.0) million for the three months ended November 2, 2013. Net income for the nine months ended November 1, 2014 was $5.7 million, an increase of $0.2 million, or 3.6%, as compared to $5.5 million for the nine months ended November 2, 2013. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions and capital expenditures; and to a lesser extent, on letter of credit facilities for the acquisition of a small portion of our inventory purchases. We believe that our working capital requirements will decrease for fiscal 2015 driven primarily by lower levels of inventory associated with stronger inventory management. As of November 1, 2014, our total working capital was $277.2 million as compared to $278.2 million as of February 1, 2014 and $285.6 million as of November 2, 2013. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs. We also believe that our real estate assets, which had a net book value of $23.0 million at November 1, 2014, have a higher market value. These real estate assets may provide us with additional capital resources. Additional borrowings against these real estate assets, however, would be subject to certain loan to value criteria established by lending institutions. As of November 1, 2014, we had mortgage loans on these properties totaling $23.1 million.

We consider the undistributed earnings of our foreign subsidiaries as of November 1, 2014, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of November 1, 2014, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $21.2 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Net cash provided by operating activities was $33.8 million for the nine months ended November 1, 2014, as compared to cash used in operating activities of $6.4 million for the nine months ended November 2, 2013.

The cash provided by operating activities for the nine months ended November 1, 2014, is primarily attributable to a decrease in accounts receivable of $16.6 million and a decrease in inventory of $50.4 million associated with improved inventory management. This was partially offset by decreases in accounts payable and accrued expenses of $50.3 million, deferred pension of $2.2 million and accrued interest payable of $3.0 million, respectively. For the nine months ended November 1, 2014, our inventory turnover ratio decreased slightly to 3.28 as compared to 3.69 for the comparable period in fiscal 2014. While the turnover decreased, inventory levels declined as noted above resulting from tighter inventory management. In addition, inventory decreased as compared to the end of the same period last year.

The cash used in operating activities for the nine months ended November 2, 2013, is primarily attributable to a decrease in accounts payable and accrued expenses of $56.5 million and a decrease in accrued interest payable of $3.0 million; which was partially offset by a decrease in accounts receivable of $25.5 million and a decrease in inventory of $16.4 million associated with improved inventory management. As a result of the decrease in inventory for the nine months ended November 2, 2013, our inventory turnover ratio decreased slightly to 3.69 as compared to 3.70 for the comparable period in fiscal 2013.

Net cash used in investing activities was $19.8 million for the nine months ended November 1, 2014, as compared to cash used in investing activities of $11.8 million for the nine months ended November 2, 2013. The net cash used during the first nine months of fiscal 2015 primarily reflects the purchase of investments of $27.3 million and the purchase of property and equipment of $12.5 million, primarily for leasehold improvements and store fixtures; which was partially offset by proceeds from maturities of investments in the amount of $19.8 million and the proceeds from notes receivable associated with the sale of Australian, Fiji and New Zealand Jantzen trademark right in the amount of $0.3 million. The net cash used during the first nine months of fiscal 2014 primarily reflects the purchase of property and equipment of $18.6 million, primarily for leaseholds; which was partially offset by proceeds on the sale of certain Asian trademark rights with respect to John Henry of $4.9 million and by the net proceeds on the sale of our Winnsboro distribution facility of $1.9 million. We anticipate capital expenditures during fiscal 2015 of $14.0 million to $16.0 million in technology, systems, retail stores, and other expenditures.

Net cash used in financing activities was $10.9 million for the nine months ended November 1, 2014, as compared to cash provided by financing activities of $13.0 million for the nine months ended November 2, 2013. The net cash used during the first nine months of fiscal 2015 primarily reflects net payments on our senior credit facility of $8.2 million, purchases of treasury stock of $2.2 million, payments on real estate mortgages of $0.6 million and payments on capital leases of $0.2 million; partially offset by proceeds from exercises of stock options of $0.4 million. The net cash provided during the first nine months of fiscal 2014 primarily reflects net borrowings on our senior credit facility of $18.8 million and proceeds from exercises of stock options of $0.1 million; partially offset by purchases of treasury stock of $5.0 million, payments on real estate mortgages of $0.6 million and payments on capital leases of $0.2 million.

Our Board of Directors authorized us to purchase, from time to time and as market and business conditions warranted, up to $60 million of our common stock for cash in the open market or in privately negotiated transactions through October 31, 2015. Although our Board of Directors allocated a maximum of $60 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis.

During the third quarter of fiscal 2015, we repurchased 110,413 shares of our common stock at a cost of $2.2 million. During fiscal 2014, we repurchased 400,516 shares of our common stock at a cost of $7.0 million. As of November 1, 2014 and February 1, 2014, there were 510,929 and 400,516 shares of treasury stock outstanding at a cost of approximately $9.2 million and $7.0 million, respectively.

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

Senior Credit Facility

On January 9, 2014, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $125 million, subject to increases from time to time in increments of $25 million up to a maximum of $200 million. The Credit Facility was extended through December 1, 2018. At November 1, 2014, we had no outstanding borrowings and at February 1, 2014, we had borrowings of $8.2 million under the Credit Facility.

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

Borrowing Base. Borrowings under the Credit Facility are limited to a borrowing base calculation, which generally restricts the outstanding balance to the sum of (a) 87.5% of eligible receivables plus (b) 87.5% of eligible foreign accounts up to $1.5 million plus (c) the lesser of (i) the inventory loan limit, which equals 80% of the maximum credit under the Credit Facility at the time, or (ii) a maximum of 70.0% of eligible finished goods inventory, or 90.0% of the net recovery percentage (as defined in the Credit Facility) of eligible inventory.

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

Letter of Credit Facilities

As of November 1, 2014, we maintained two U.S. dollar letter of credit facilities totaling $45.0 million and one letter of credit facility totaling $0.3 million utilized by our United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

During fiscal 2014, we decreased the letter of credit sublimit in our Senior Credit Facility to $30.0 million. As of November 1, 2014 and February 1, 2014, there was $33.7 million and $33.5 million, respectively, available under our existing letter of credit facilities.

Real Estate Mortgage Loans

In July 2010, we paid off the then existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. The interest rate has been modified since the refinancing date. The interest rate was 4.25% per annum and monthly payments of principal and interest of $71,000 were due based on a 25-year amortization with the outstanding principal due at maturity. In July 2013, we amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 3.90% per annum and the terms were restated to reflect new monthly payments of principal and interest of $69,000 based on a 25-year amortization with the outstanding principal due at maturity. At November 1, 2014, the balance of the real estate mortgage loan totaled $11.4 million, net of discount, of which $341,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on January 23, 2019. The mortgage loan has been refinanced and the interest rate has been modified since such date. The interest rate was 4.00% per annum and quarterly payments of principal and interest of $248,000 were due based on a 20-year amortization with the outstanding principal due at maturity. In January 2014, we amended the mortgage loan to modify the interest rate. The interest rate was reduced to 3.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of approximately $68,000 based on a 20-year amortization with the outstanding principal due at maturity. At November 1, 2014, the balance of the real estate mortgage loan totaled $11.6 million, net of discount, of which approximately $442,000 is due within one year.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and nine months ended November 1, 2014.

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

Item 4: Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 1, 2014 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended November 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

See Footnote 19 to the Condensed Consolidated Financial Statements, included in this filing, for further information.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following amounts of our common stock during the third quarter of fiscal 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value that May Yet Be Purchased under the Plans or Programs
August 30, 2014	617	(1)	$20.48	—	$17,089,000
October 5, 2014 to November 1, 2014	110,413	(2)	$20.13	110,413	$14,867,000

(1)	Represents shares withheld to pay statutory income taxes resulting from vesting of restricted shares.

(2)

During fiscal 2015, our Board of Directors extended the stock repurchase program to authorize us to purchase, from time to time and as market and business conditions warrant, up to $60 million of our common stock for cash in the open market or in privately negotiated transactions through October 31, 2015. Although our Board of Directors allocated a maximum of $60 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis. Total purchases under the plan to date amount to $45.1 million.

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

Perry Ellis International, Inc.

December 9, 2014	By: /S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Section 1350

32.2	Certification of Principal Financial Officer pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase