Form 10-K
period 2015-01-31
PERRY ELLIS INTERNATIONAL, INC
filed 2015-04-14
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $237,921,000 (as of August 2, 2014).

The number of shares outstanding of the registrant’s Common Stock is 15,341,000 (as of April 7, 2015).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

Portions of the Company’s Proxy Statement for the 2015 Annual Meeting—Part III

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. References in this report to annual financial data for Perry Ellis refer to fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013. The periods presented in these financial statements are the fiscal years ended January 31, 2015 (“fiscal 2015”), February 1, 2014 (“fiscal 2014”) and February 2, 2013 (“fiscal 2013”). Fiscal 2015 and fiscal 2014 each contained 52 weeks while fiscal 2013 contained 53 weeks. This Form 10-K contains references to trademarks held by us and those of third parties.

General information about Perry Ellis can be found at www.pery.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, available free of charge on our website, as soon as reasonably practicable after they are electronically filed with the SEC. The information contained on our website is not included as part of or incorporated by reference into this Form 10-K.

FORWARD-LOOKING STATEMENTS

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “guidance,” “indicate,” “intend,” “may,” “might,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” or “will” or the negative thereof or other variations thereon and similar words or phrases or comparable terminology. Such forward-looking statements include, but are not limited to, statements regarding Perry Ellis’ strategic operating review, growth initiatives and internal operating improvements intended to drive revenues and enhance profitability, the implementation of Perry Ellis’ profitability improvement plan and Perry Ellis’ plans to exit underperforming, low growth brands and businesses. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are as set forth below and in various places in this report. These factors include, but are not limited to:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers or programs,

•	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future retail and wholesale consolidation,

•	recent and future economic conditions, including turmoil in the financial and credit markets,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	our ability to contain costs,

•	disruptions in the supply chain, including, but not limited to those caused by port disruptions,

•	our future capital needs and our ability to obtain financing,

•	our ability to protect our trademarks,

•	our ability to integrate acquired businesses, trademarks, tradenames, and licenses,

•	our ability to predict consumer preferences and changes in fashion trends and consumer acceptance of both new designs and newly introduced products,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	changes in the costs of raw materials, labor and advertising,

•	our ability to carry out growth strategies including expansion in international and direct-to-consumer retail markets,

•	our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion,

•	potential cyber risk and technology failures that could disrupt operations or result in a data breach,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	exposure to foreign currency risk and interest rate risk,

•	possible disruption in commercial activities due to terrorist activity and armed conflict,

•	actions of activist investors and the cost and disruption of responding to those actions, and

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

You are cautioned that all forward-looking statements involve risks and uncertainties detailed in our filings with the SEC. You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

PART I

Item 1.	Business

Overview

We are one of the leading apparel companies in the United States. We manage a portfolio of major brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution in over 25,000 selling doors. Our portfolio of highly recognized brands include: Axist®, Ben Hogan®, Cubavera®, Farah®, Grand Slam®, Jantzen®, John Henry®, Laundry by Shelli Segal®, Manhattan®, Original Penguin® by Munsingwear® (“Original Penguin”), Perry Ellis®, Rafaella®, and Savane®. We also (i) license the Callaway Golf® brand, PGA Tour® brand, and the Jack Nicklaus® brand for golf apparel, (ii) license the Jag® brand for men’s and women’s swimwear and cover-ups and (iii) license the Nike® brand for swimwear and swimwear accessories.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers, in the United States, Canada, Mexico, the United Kingdom and Europe. Our largest customers include Walmart Stores Inc., which includes Sam’s Wholesale Club (“Sam’s”) together (“Walmart”), Kohl’s Corporation (“Kohl’s”), Macy’s, Inc. (“Macy’s”), The Marmaxx Group, and Dillard’s Inc. (“Dillard’s”). As of April 1, 2015, we operated 42 Perry Ellis, nine Original Penguin and three multi-brand retail outlet stores located primarily in upscale retail outlet malls across the United States, United Kingdom and Puerto Rico. As of April 1, 2015 we also operated three Perry Ellis, two Cubavera and 19 Original Penguin full price retail stores located in upscale demographic markets in the United States and United Kingdom. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through four worldwide, 67 domestic, and 89 international license agreements covering over 100 countries.

In fiscal 2015, our Men’s Sportswear and Swim segment, which is comprised of men’s sportswear, swimwear and accessories, accounted for 71% of our total revenues, our Women’s Sportswear segment accounted for 15% of our total revenues, our Direct-to-Consumer segment, which is comprised of retail and e-commerce, accounted for 10% of our total revenues and our licensing segment accounted for approximately 4% of our total revenues. Finally, our U.S. based business represented approximately 88% of total revenues, while our foreign operations represented 12% of total revenues for fiscal 2015.

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

We believe that we have the following competitive strengths in our industry:

Portfolio of nationally and internationally recognized brands. We currently own or license a portfolio of over 30 brands, which enjoy high recognition within their respective consumer segments. Our brands attract a loyal following of consumers and retailers who desire high quality, well-designed fashion apparel and accessories. We have developed our premier brand, Perry Ellis, into an American sportswear lifestyle brand. Our other owned brands include prominent names such as Ben Hogan, Cubavera, Original Penguin, Savane, Rafaella, Laundry by Shelli Segal, and Jantzen. Additionally, we license various brands including Callaway Golf, Jack Nicklaus, Nike and PGA TOUR. To broaden our brands’ consumer reach into additional categories and geographies, we also license several of our owned brands to third parties. We believe our strong brand recognition supports the strength of the business by helping to define consumer preferences and drive selling space at retailers.

Diversified business model. We believe that our diversified business model allows us to maximize the reach of our brand portfolio while reducing the risk associated with any single brand, product category or point of distribution. We view our business as being diversified:

By brand: We maintain a global portfolio of over 30 highly recognized brands that appeal to fashion conscious consumers across various income levels. We design, source, market and license most of our products on a brand-by-brand basis targeting distinct consumer demographic and lifestyle profiles. For example, we market the Perry Ellis and Original Penguin brands to higher-income consumers, and market the Grand Slam and Savane brands to middle-income consumers. We also market brands that target women through our Rafaella and Laundry by Shelli Segal brands, as well as through our family of golf and swimwear products, which include Callaway, Jantzen and Nike.

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

By distribution channel: We market our products across multiple levels of retail distribution, allowing us to reach a broad range of consumers domestically and internationally. We distribute our products through luxury stores, department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers. Our products are distributed through approximately 25,000 doors at some of the nation’s leading retailers, including Walmart, Kohl’s, Macy’s, the Marmaxx Group, and Dillard’s. We also distribute our products through our own retail stores, which include 42 Perry Ellis, nine Original Penguin and three multi-brand retail outlet stores and three Perry Ellis, two Cubavera and 19 Original Penguin full-price retail stores. We also operate e-commerce sites for several of our brands. Finally, we have successfully expanded product and brand distribution in the United Kingdom, Canada, Latin America and Europe, and believe additional opportunities exist for further international expansion of our brand base.

The following table illustrates the current diversity of a cross section of our brands and products we produce and market and their respective distribution channels:

Distribution Channels	Brands
Luxury Stores	Original Penguin	Laundry by Shelli Segal	Callaway Golf

Department Stores	Perry Ellis	Rafaella	Callaway Golf	Jag
	Savane Original Penguin Cubavera	Laundry by Shelli Segal Jantzen	PGA TOUR Jack Nicklaus	Nike Swim Store Brands

Chain Stores	Savane The Havanera Co. Jack Nicklaus	Axist John Henry Jag	PGA TOUR Grand Slam	Nike Swim Store Brands

Mass Merchants	Ben Hogan	Store Brands

Corporate/Green Grass/ Sporting Goods	Callaway Golf	Jack Nicklaus	PGA TOUR	Nike Swim

Specialty Stores	Jag Laundry by Shelli Segal	Original Penguin Savane	Jantzen	Nike Swim

International (1)	Perry Ellis Original Penguin Farah	Callaway Golf Laundry by Shelli Segal Rafaella	PGA TOUR Ben Hogan Manhattan	Jantzen Nike Swim Store Brands

Direct-to-Consumer	Original Penguin Perry Ellis	Rafaella Callaway Golf	Cubavera	Farah

(1)	This channel includes Company operated retail stores, e-commerce and concession locations.

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

Sophisticated global low-cost sourcing capabilities. We have sourced our products globally for over 45 years and employ sophisticated logistics and supply chain management systems to maintain maximum flexibility. Our network of worldwide company owned sourcing offices and some agents enables us to meet our customers’ needs in an efficient and high quality manner without relying on any one vendor, factory, or country. In fiscal 2015, based on the total units, we sourced our products from Asia (74%), the Middle East (17%) and the Americas (9%). We maintain a staff of over 300 experienced sourcing professionals in five offices in China (including Hong Kong), as well as in the United States, Taiwan, Bangladesh, Indonesia and Vietnam. Our

sourcing offices closely monitor our suppliers and provide strict quality assurance analyses that allow us to consistently maintain our high quality standard for our customers. We have a compliance department that works closely with our quality assurance staff to ensure that our sourcing partners comply with Company-mandated and country-specific labor and employment regulations. We believe that sourcing our products overseas allows us to manage our inventories more effectively while avoiding capital investments in production facilities. Because of our sourcing experience, capabilities and relationships, we believe that we are well positioned to take advantage of the changing textile and apparel quota environment.

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

Our sales planners’ have an enhanced ability to manage and monitor our retail customers’ inventory at the SKU level through utilization of our Oracle Retail Planning system. This system helps planners maximize the sales and margins of our products by identifying opportunities for our retailer customers to improve inventory turns which reduces our product returns and markdowns and improves our profitability. We use PerrySolutions in-house planning software and Oracle Retail during the assortment planning process to allocate the optimal size/color and quantity mix for the initial retail product rollout.

Our Data Warehouse, Geographical Information Systems and IBM SPSS are utilized to detect future trends and identify new business opportunities. Our e-commerce environment utilizes Demandware coupled with the best of breed e-commerce cloud and social media services to create an integrated leading edge environment. We recently completed implementation of a cloud loyalty system utilizing Salesforce, Oracle-Eloqua, and Starmount’s mobile POS. These solutions improve our understanding of our direct-to-consumer market allowing us to engage the customer at the time of purchase resulting in significant increases in revenue per transaction.

Experienced management team. Our senior management team averages more than 30 years in the apparel industry and has extensive experience in growing and rejuvenating brands, structuring licensing agreements, and building strong relationships with global suppliers and retailers. George Feldenkreis, who founded the Company in 1967, has served as the Company’s chief executive officer and chairman since 1993. Oscar Feldenkreis, who has been involved in all aspects of the Company’s operations since joining the Company full-time in 1980 has served as President and Chief Operating Officer since 1993. George Feldenkreis and Oscar Feldenkreis have employment agreements through January 30, 2016. Additionally, we have an established highly experienced team of senior managers who support our business.

Our Business Strategy

We seek to grow our leading lifestyle brands by strengthening our market share at wholesale, by geographic expansion, by driving efficiencies across our supply chain and corporate infrastructure, and by growing our higher margin businesses, including international and licensing. Our strategy is to capitalize on the significant opportunities presented by our core brands Perry Ellis and Original Penguin, optimize our category and product competency in golf apparel and increase revenue and profitability of our women’s and other businesses through the execution of the following strategies:

Continue to strengthen the competitive position and recognition of our lifestyle brands. We intend to continue growing brand awareness and customer loyalty in North America and internationally by managing each of our brands individually, developing a distinctive merchandising and marketing strategy for every product category and distribution channel, and opening new retail stores in high-visibility locations. We maintain our advertising position in global fashion publications, participation in trade shows, event and celebrity sponsorships, cooperative advertising in print and broadcast media, as well as growing our online advertising exposure and internet presence directly to consumers.

We partner with leading wholesale customers in national and regional department, mid-tier department, mass market, specialty and independent stores in the United States, Mexico, Europe and Canada. These longstanding relationships enable us to access large numbers of our key consumers in a targeted manner. In addition, we are engaged in wholesale growth initiatives such as advertising support in the form of point-of-sale fixtures and signage to enhance the presentation and brand image of our products. We also participate in shop-in-shops which are separate sales areas dedicated to a specific Company brand within our customers’ stores to help differentiate and enhance the presentation of our products. We participate in incentive programs with our retailer customers, including customer loyalty, discounts, allowances and cooperative advertising funds. We also offer sales incentive programs directly to consumers through our “Supreme Perks” Loyalty Program which targets consumers in our direct-to-consumer channel.

The strength and agility of our global brands has been instrumental in helping us expand our licensing business. We collaborate with a select number of product licensees who produce and sell products requiring specialized expertise that are enhanced by our brands’ strengths. In addition, we have entered into agreements with non-manufacturing licensees who have particular expertise in the distribution of our products in countries and geographic territories, such as South Korea, the Philippines, the Middle East, China, South Africa, Latin America and the Caribbean.

Expand our product offerings. We have been a leader in men’s apparel for many years and believe we can continue to grow this business by leveraging our expertise and experience in design and manufacturing, in our relationships with leading retailers, and in our sourcing capabilities to expand to new product categories by capitalizing on our brands’ strong awareness and loyalty among consumers. We can both optimize our strong business opportunities and attract new customers to our brands. For example, the recently launched Opti-Series product line infuses golf apparel with progressive technologies such as Opti-Shield, a technology woven directly into the fabric which offers ultraviolet protection from the sun’s harmful rays. This is the result of coordinated research, planning and design efforts, drawing on years of experience as a leading golf apparel manufacturer. Furthermore, we have developed a washable suit in our Shanghai laboratory and utilized their expertise in fabric construction, product finishes, as well as state of the art processes.

Grow our Direct-to-Consumer Channel. We seek to expand and leverage the high gross margin direct-to-consumer channel, which includes e-commerce, full-price stores and outlet stores, and where we control all aspects of the operation, thereby complementing our wholesale business. This year, we consolidated the business segment under a single operating group to ensure our omni-channel operations are interdependent.

E-commerce is our fastest growing direct-to-consumer channel. As a complement to our wholesale business, we currently market Perry Ellis, Original Penguin, Farah, Rafaella, Cubavera and Callaway Apparel products online in the United States and internationally. We are continuing to expand our e-commerce initiatives by rolling out additional brand sites and enhancing the online capabilities and functionality of our e-commerce sites to improve the shopping experience and increase sales. At the same time, these enhancements enable us to expand the number of countries to which we are able to ship. In addition, we plan to continue servicing our indirect e-commerce channel platforms for our retail partners by further investing in product presentation and selling capabilities to strengthen the competitive position and image of our current brands on their respective websites.

In addition to e-commerce, our stores allow us to showcase a brand’s full line of current season products, with fixtures and imagery, which we believe reinforce our brand image and enables us to control the entire customer experience. We will continue to expand our store base both domestically and internationally by opening new retail locations for Perry Ellis, Original Penguin and other brands. We also continue to increase global comparable store sales with a number of initiatives already under way to increase the size and frequency of purchases by our existing customers and to attract new customers. Such initiatives include, among others, maximizing the merchandise assortment within existing stores, providing exceptional customer service, creating compelling store environments and offering new products, small leather goods, travel products and accessories.

In addition to our direct-to-consumer operations, our licensees, distributors and other independent parties own and operate over 90 licensing partnership stores. These are primarily mono brand stores selling Company branded products with the same look and feel as Company operated stores. The majority of these licensing partnership stores are located in Latin America and Asia.

Grow International Businesses. We believe that our strong brand portfolio and broad product offerings enable us to seek additional growth opportunities in geographic areas where we are underpenetrated, such as Europe and Asia. Our historic growth focused primarily on the wholesale channel within the United States, and accordingly, our revenues are concentrated in that distribution channel. We intend to strengthen our existing markets and successfully expand our business in relatively underdeveloped or under optimized markets. Our immediate concentration is investing in our momentum in Europe, Canada and Latin America while building out our penetration in Asia and in Middle East. For example, last year we significantly expanded our penetration in Europe, with development in France, Spain, Benelux and Italy. This includes increasing our international retail store base, as well as increasing our wholesale doors and shop-in-shop conversions at select department stores throughout Europe. We also seek to expand revenue through licensing partnerships across Asia, the Middle East, African and Indian markets.

Adapt to our continually changing marketplace. We will continue to make the necessary investments and implement strategies to meet the growing needs of our customers on a timely basis in the ever-changing apparel industry. We are currently focusing on expanding our business in the following areas:

•

We continue to elevate our Perry Ellis brand by leveraging the creative talent of our design and merchandising teams. We intend to hold our semi-annual runway shows which reinforce Perry Ellis’ designer status and high-fashion image, creating excitement around the collections and generating global multimedia press coverage. We continue to make investments in global advertising and integrated marketing programs, with the popular “Very Perry” advertising campaign as the current cornerstone of our global marketing strategies.

•

We implemented a successful wholesale strategy for Original Penguin, transitioning from a classification business to full-lifestyle offerings at wholesale in order to more efficiently and effectively exploit the development opportunities for the brand. The “Be an Original” spirit of the brand inspires a wide range of contemporary, all-American designs that appeal to a diverse array of global consumers.

•

We continue to increase our wholesale sales by increasing shop-in-shops for Perry Ellis, Original Penguin and Rafaella. We believe that our proprietary shop-in-shop fixtures effectively communicate our brand image within the department store, enhance the presentation of our merchandise and create a more personalized shopping experience for department store customers. We plan to grow our North American shop-in-shop footprint at select department stores by continuing to convert existing wholesale door space into shop-in-shops and expanding the size of existing shop-in-shops.

•

We are a leading manufacturer of golf lifestyle products and our branded portfolio includes Callaway Golf, PGA TOUR, Grand Slam, Ben Hogan, and Jack Nicklaus. We believe there is opportunity to capitalize on the evolution of golf apparel which continues to replace traditional sportswear attire and permits us to expand across multiple distribution channels. We added Callaway Golf to our portfolio of golf brands during fiscal 2010, and in fiscal 2013 expanded our licensing agreement to include off-course, green grass and sporting goods retailers while also expanding the territory to the entire Western Hemisphere. In fiscal 2013, we concluded the purchase of the Ben Hogan trademark and launched apparel with a retail partner during the latter part of that year. In fiscal 2014, we launched the Ben Hogan Premium Collection and accessories products at multiple retailers. In fiscal 2014, we also entered into an agreement to develop apparel for the Jack Nicklaus brand. In fiscal 2015, we expanded the penetration of our distribution under the Callaway Golf brand into Europe, the Middle East and Africa.

•

We are focused on several initiatives to increase our direct-to-consumer sales, including further expansion of our full-priced retail sales, our outlet stores and our continued launch of e-commerce web sites. Operationally, we seek to maximize the omni-channel experience through store fulfillment of online orders, executing small-door and climate-right strategies and expanding higher margin businesses including luggage, footwear and accessories.

•

We continue to evaluate our businesses for productivity and profitability. This year, we successfully realized $12 million of cost reductions between cost of goods sold and selling general and administrative expenses, through process enhancements, inventory management and consolidation.

•

Since the beginning of Fiscal 2014, we have exited 30 underperforming brands and businesses, totaling $80 million in revenues. The process has enabled our company to better manage working capital and focus on deriving value from our core brands and higher-margin businesses.

Expand our licensing opportunities. We believe licensing to third parties is an attractive opportunity for our brands by providing increased customer exposure domestically and internationally, as well as opportunities for future product extensions. We intend to continue to expand the international distribution of our brands through licensing. This year, we entered into 27 new licensing agreements to expand our product offerings under our well-known brands and broaden the markets that we serve. We now have approximately 160 license agreements, covering over 100 territories outside of the United States, to use our brands in numerous product categories, including apparel, accessories, footwear, soft home goods and fragrances. We have a robust pipeline of new agreements in development as we expand product categories and markets.

We provide support to these business partners and ensure the integrity of our brand names by taking an active role in the design, quality control, advertising, marketing and distribution of licensed products. We are focusing resources on globalizing core brands and upgrading existing licensees. We intend to leverage the 2016 introduction of Perry Ellis in Europe as a springboard for additional licensing revenue. For Original Penguin, we seek to continue to grow in key licensed categories including kid’s apparel and footwear, accessories, watches and eyewear.

Licensing arrangements relate to a broad range of PEI brands. In addition to the revenues and brand awareness that licensing provides us, we also believe that licensing our brands benefits us by providing significant high-margin operating income contribution.

Pursue strategic acquisitions and opportunities that leverage and enhance our business platforms. We continually review acquisition opportunities and believe that our existing infrastructure and management depth will enable us to complete additional acquisitions in the apparel industry should there be an attractive prospect. While we believe we have a diverse portfolio of brands with growth potential, we will continue to explore trademarks and licensing opportunities that we believe are additive to our overall business. New license opportunities allow us to fill new product and brand portfolio needs. We take a disciplined approach to acquisitions, seeking brands with broad consumer recognition that we can grow profitably and expand by leveraging our infrastructure and core competencies and, where appropriate, by extending the brand through licensing.

Corporate Governance

In addition to our initiatives to build and sustain our growth, we have undertaken a number of initiatives to enhance the composition of our Board and enhance our corporate governance framework, which we have summarized below.

Board Composition

We have a highly qualified, experienced, diverse and effective Board, and its members are actively engaged in overseeing management as it executes on its plans for enhancing shareholder value. We believe our Board members have the integrity, knowledge, breadth of relevant and diverse experience and commitment necessary to navigate Perry Ellis through the complex, dynamic and highly competitive global business environment in which we operate and to deliver superior value to our shareholders. Our directors bring with them a broad and diverse set of skills and experiences, including in the areas of apparel, merchandising, retailing, e-commerce, branding, marketing, customer service, sales, logistics, operations, distribution, store planning and development, government relations, finance, mergers and acquisitions, capital markets, capital allocation, capital structure, risk management, global operations and strategic planning.

We continue to recruit additional talent to the Board to bring their skills and insights to help grow the Company. In December 2014, we announced the appointment of Jane DeFlorio, a seasoned investment banker and former Managing Director in the U.S. Retail and Consumer Group at Deutsche Bank Securities, as an independent director to the Perry Ellis Board. Jane will be the third independent director to join the Board over the past 18 months, along with J. David Scheiner, a veteran retailer with over 35 years of experience in senior roles at major retailers, and Alexandra Wilson, co-founder of Gilt, the innovative online shopping destination. All three newly-added independent directors provide valuable perspectives and insights to the Board, have complementary retail industry experience and possess the necessary qualities and experience to be important contributors to Perry Ellis’ strategy to drive value for shareholders. More than two-thirds of the Board is composed of independent directors and, of the seven members of the Board, three have joined the Board since February 2014.

The Board appreciates the importance of recruiting new nominees to bring new perspectives, insights, experiences and competencies to the Board and how the addition of such new talent can enhance the Company’s long-term prospects. Accordingly, while we are very excited about the addition to the Board of these three highly qualified and very experienced independent directors, we are continuously looking for additional Board candidates who will expand the depth and breadth of your Board’s talent and provide us with additional competencies and resources for growing shareholder value.

Corporate Governance Practices

The Board is committed to enhancing the Company’s corporate governance practices. Examples of the Board’s commitment to adopting best practices in corporate governance are the following:

•

Majority Voting: In accordance with the revised corporate governance guidelines we adopted in June 2014, directors who do not receive a majority of the votes cast are required to tender their resignations to the Nominating and Governance Committee which then decides whether to recommend to the Board that such resignation be accepted.

•

Stock Ownership Policy: The Company has adopted stock ownership guidelines requiring senior executive officers and outside directors to hold the Company’s common stock with a value of at least 1x their base salary and 1x their annual retainer, respectively.

•

Hedge / Pledge Policy: The Board has adopted restrictions on engaging in hedging transactions involving the Company’s common stock and on pledging such common stock, in each case, by the Company’s directors and executive officers.

•

Related Party Transactions Policy: In the fourth quarter of 2014, the Board adopted a new related party transactions policy to ensure that related party transactions are appropriately scrutinized and reviewed. We have also taken appropriate steps to ensure that the operations of Perry Ellis and any other company are kept separate and distinct.

Reassessment of All Related Party Transactions

As part of our ongoing effort to assess our historical business practices, our Board is in the process of revisiting all related party transactions previously undertaken by the Company. While our Board’s Governance Committee reviews and approves the Company’s related party transactions, we recognize that a number of our shareholders believe that best practices in corporate governance require that we minimize the Company’s participation in related party transactions even if there is a strong underlying economic rationale. In response to shareholder input, our Board is committed to phasing out many of these historical business arrangements. In that regard, we have made significant progress executing on that commitment, including the following:

•	Aircraft Charter Agreement: The aircraft charter arrangement that we had maintained for business purposes is no longer in effect.

•

Lease Agreements: The Company continues to work towards unwinding certain related party lease agreements, which include administrative offices, warehouse distribution and retail space in close proximity to our corporate headquarters. The Company entered into a termination agreement for the lease relating to the warehouse and retail space on April 13, 2015.

•

Insurance Brokerage Arrangements: A third party review process for all future insurance-related brokerage arrangements is underway and the brokerage arrangements for all upcoming policies are subject to competitive bid.

Recent Developments

On April 6, 2015, we elected to call for the partial redemption of $100 million of our $150 million outstanding 7.875% Senior Subordinated Notes due 2019 (the “Notes”) and a notice of redemption was sent to all registered holders of the Notes. The redemption price for the Notes is equal to 103.938% of the principal amount of the Notes, plus accrued and unpaid interest to, but not including, the redemption date, which will be on May 6, 2015.

In connection with the partial redemption of the Notes, on April 1, 2015, we entered into a commitment letter (the “Commitment Letter”) with Wells Fargo Bank, National Association, as agent under the Amended and Restated Loan and Security Agreement dated as of December 2, 2011, as amended (the “Loan Agreement”), pursuant to which the maximum principal balance that may be outstanding under the Loan Agreement will be increased by $75 million to a maximum of $200 million. The closing under the Commitment Letter is subject to customary closing conditions and is expected to occur not later than April 30, 2015.

On March 31, 2015, we expanded our licensing agreement with Nike, Inc. to include additional territories globally with immediate expansion into certain countries within Europe, Central and South America.

On March 19, 2015, the Company entered into an agreement to sell the intellectual property of its C&C California brand to ACH C&C LLC.

Brands

In Fiscal 2015 and 2014, approximately 92% of our net sales were from brands that we own or license. We currently own and license nationally and internationally, over 30 recognized brands that are sourced for and sold throughout all major levels of retail distribution. Our owned brands include: Axist, Ben Hogan, Cubavera, Farah, Grand Slam, Jantzen, John Henry, Laundry by Shelli Segal, Original Penguin, Perry Ellis, Rafaella and Savane. We also distribute the Callaway Golf, Nike, Jag, Jack Nicklaus and PGA TOUR brands under licensing arrangements.

We license our premier brand, Perry Ellis, and many others, including: Cubavera, Gotcha, Jantzen, Laundry by Shelli Segal, and Original Penguin, for products in distribution channels where we do not sell directly to retailers. Licensed products include fragrances, leather goods, accessories, jewelry, home goods and more.

In addition, we license our brands internationally to further bolster our global penetration. Our depth of brand selection enables us to target consumers across a wide range of ages, incomes and lifestyles, while reducing our reliance on any single distribution channel, customer or demographic group.

A synopsis of some of our major brands follows:

Ben Hogan. Ben Hogan was winner of 64 PGA TOUR events and holder of nine major championships. The Ben Hogan collection is reflective of the legend himself, in that it is characterized by an exceptional sense of style with a passion for excellence.

Callaway Golf. We became the official apparel licensee of Callaway Golf Company in March 2009. The Callaway Golf apparel men’s and women’s collection includes classic and fashion lines featuring knit and woven shirts, pullovers, jackets, sweaters, vests, pants, shorts, headwear and accessories. We recently launched a direct-to-consumer website, callawayapparel.com, and took over sales and distribution of Callaway Apparel in Europe, the Middle East, and Africa, in an agreement that runs through December 2017, with an option to extend through 2022.

Grand Slam. Munsingwear introduced the world famous Grand Slam knit shirt in 1951. In 1954, an iconic logo was added to the left chest area—a groundbreaking design element that created a classic. Today, Grand Slam is a performance line that reflects the classic golf lifestyle, on and off the course.

Jack Nicklaus. Nicknamed the “Golden Bear,” Jack Nicklaus is widely regarded as a sports icon and one of the greatest champions in the history of golf, winning a record total of 18 professional major-championship titles and 73 PGA official PGA TOUR victories worldwide. There is no line of premium pro-performance clothing more deserving of his name than Jack Nicklaus® golf apparel. The current licensing agreement runs through December 2018 with an option to extend through 2023.

Laundry by Shelli Segal. From red carpet to runway, the Laundry by Shelli Segal collection is a reflection of the “L.A. Girl”—feminine and contemporary with an energetic and free-spirited attitude, always craving the next fashion statement. Every season, Laundry by Shelli Segal styles interprets the latest trends, while adding unique style to create a signature look. The line is sought after by fashionistas and Hollywood A-listers alike. Launched in 1988, Laundry by Shelli Segal dresses will take you from work to play—the label offers the perfect dress for the occasion. For more information visit laundrybyshellisegal.com.

Nike. Revolutionizing swim through constant innovation in competition and training, Nike Swim is defining the next generation of outfitting for sport. We are the official licensee in the United States, Canada and Mexico. Nike Swim products are sold through sporting goods, better specialty and department stores. The license agreement was extended to additional international territories and to run through 2021, with an option to extend to 2023.

Original Penguin. The Original Penguin brand is a cultural icon and represents a mix of iconic American Sportswear and contemporary fashion that appeals to a style-savvy consumer who’s into the details but doesn’t take fashion too seriously. Focused on the millennial consumer, the Original Penguin lifestyle re-defines the terms ‘geek-chic’ and ‘eccentric preppy’ with a strong focus on Americana and vintage-inspired looks. The product line is sold worldwide at upscale department and upper-tier specialty stores and includes apparel, shoes and accessory items. The brand is also sold through stand-alone stores in the United States as well as the United Kingdom, Argentina, Chile and the Philippines. It is also sold online at originalpenguin.com (U.S.) and at originalpenguin.co.uk (Europe).

Perry Ellis. The Perry Ellis brand is faithful to a witty vision of American Sportswear updated to address current trends, and does so with a strong focus on quality, value, comfort and innovation. The Perry Ellis lifestyle appeals primarily to higher-income, fashion-conscious professional men. We also license the Perry Ellis brand to third parties for a wide variety of apparel and non-apparel products. Perry Ellis products are sold in upscale and major department stores, both domestically and internationally, in stand-alone stores, and online at perryellis.com.

PGA TOUR. The PGA TOUR is synonymous with high performance and a commitment to excellence—qualities that have been incorporated into PGA TOUR apparel. The official PGA TOUR season is covered in virtually every major market in North America with hundreds of thousands of on-site fans and millions of television viewers worldwide. The brand is sold to mid-tier department stores and sporting goods stores. The line offers superior quality, performance and comfort for golfers and non-golfers alike. PGA TOUR apparel performs like a champion while remaining a fashion leader. The license was originally acquired in 2004, and has been extended through July 2017 with an option for an extension through July 2022.

Rafaella. Founded in 1982, Rafaella focuses on understanding the needs of the modern woman who leads an on-the-go lifestyle. The brand’s continued success is a result of combining luxury fabrics and great style with an impeccable fit. The line provides sophisticated style that transitions easily from day to night. Rafaella Sport launched in spring 2015 with a casual “athleisure” complement to the main collection. The brand is sold in better department stores and on its e-commerce site at rafaellasportswear.com.

Savane. The Savane collection offers an array of styles, silhouettes and fabrications for every wearing occasion. Innovative product launches include: Eco-Start® products made with Repreve® recycled fibers, and slim fit Travel Intelligence® that utilizes our signature CRUSHPROOF® technology. Comfort innovation and performance are the key attributes of Savane. The line is available at national department and regional specialty stores. For further information visit savane.com.

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

Our products include:

Men’s Tops. We offer a broad line of sport shirts, sweaters, fleece, outerwear and jackets. This includes cotton and cotton-blend printed, yarn-dyed and solid knit shirts, cotton woven shirts, silk, cotton and rayon printed button front sport shirts, linen sport shirts, golf shirts, and embroidered knits and woven shirts. Our shirt line also includes dress casual shirts, brushed twill shirts, jacquard knits and yarn-dyed flannels. Additionally, we are one of the leading distributors of guayabera-style shirts in the United States. We market shirts under a number of our own brands as well as the private labels of our retail customers. Our tops are produced in a wide range of men’s sizes, including sizes for the big and tall men’s market. Sales of tops accounted for approximately 34%, 36% and 36% of net sales during fiscal 2015, 2014, and 2013, respectively.

Men’s Bottoms. Our bottoms line includes a variety of styles of wool, wool-blend, linen and polyester/rayon dress pants, casual pants in cotton and polyester/cotton, and linen/cotton walking shorts. We market our bottoms as single items or as a collection to complement our shirt lines. Sales of bottoms accounted for approximately 28%, 30% and 31% of net sales during fiscal 2015, 2014, and 2013, respectively.

Swimwear. Our swimwear line includes women’s, men’s and junior’s swimwear and accessories. Sales of swimwear and accessories accounted for approximately 10%, 10% and 9% of net sales during Fiscal 2015, 2014 and 2013, respectively.

Women’s Sportswear, Dress and Contemporary. Laundry by Shelli Segal and Rafaella have increased our distribution of women’s contemporary products, both in the dress and sportswear product category. During fiscal 2015, 2014 and 2013, sales in this product category represented approximately 20%, 17% and 18% of net sales, respectively.

Accessories. We also offer accessories under our existing brands, as well as private label. The majority of the accessories we sell are leather accessories. Accessories accounted for approximately 8%, 7% and 6% of net sales during each of fiscal 2015, 2014 and 2013, respectively.

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

As of January 31, 2015, we were the licensor in 160 license agreements, four worldwide, 67 domestic and 89 international, for various products including footwear, men’s suits, sportswear, dress shirts and bottoms, underwear, loungewear, outerwear, activewear, neckwear, fragrances, eyewear, accessories and home. Wholesale sales of licensed products by our licensees were approximately $637 million, $596 million and $545 million in fiscal 2015, 2014, and 2013, respectively. We received royalties from these sales of approximately $31.7 million, $29.7 million and $27.1 million in fiscal 2015, 2014, and 2013, respectively. We believe that our long-term licensing opportunities will continue to grow domestically and internationally. Although the Perry Ellis brand has international recognition, we still perceive the brand to be under-penetrated in international markets such as Europe, Latin America and Asia. We are actively working to expand our base of licensees for the Perry Ellis brand in international markets. We believe that our brand and licensing experience will enable us to capitalize on these international opportunities and that our operations in the United Kingdom will assist us in this endeavor.

We have been successful with licensing our Original Penguin brand, both domestically and internationally, in categories such as footwear, fragrance, eyewear, hats, watches and neckwear. We also believe that Laundry by Shelli Segal and Rafaella provide multiple licensing opportunities such as accessories, footwear and fragrance.

To maintain a brand’s image, we closely monitor our licensees and approve all licensed products. In evaluating a prospective licensee, we consider the candidate’s experience, financial stability, manufacturing performance and marketing ability. We also evaluate the marketability and compatibility of the proposed products with our other products. We regularly monitor product design, development, merchandising and marketing of licensees, and schedule meetings throughout the year with licensees to ensure quality, uniformity and consistency with our products. We also give our licensees a view of our products and fashion collections and our expectations of where their products should be positioned in the marketplace. In addition to approving, in advance, all of our licensees’ products, we also approve their advertising, promotional and packaging materials.

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

We operate 42 Perry Ellis, nine Original Penguin and three multi-brand retail outlet stores, three Perry Ellis full price retail stores, two Cubavera full price retail stores and 19 Original Penguin full price retail stores. We also have e-commerce web sites for our Perry Ellis, Cubavera, Callaway, Farah, Original Penguin, and Rafaella brands with goals to expand our e-commerce offerings.

We believe that customer service is a key factor in successfully marketing our apparel products. We coordinate efforts with customers to develop products meeting their specific needs using our design expertise and computer-aided design technology. Utilizing our sourcing capabilities, we strive to produce and deliver products to our customers on a timely basis.

Our in-house sales staff is responsible for customer follow-up and support, including monitoring prompt order fulfillment and timely delivery. We utilize EDI and self-hosted site for certain customers in order to provide advance-shipping notices, process orders and conduct billing operations. In addition, certain customers use the EDI system to communicate their weekly inventory requirements per store to us. We then fill these orders either by shipping directly to the individual stores or by sending shipments, individually packaged and bar coded by store, to a centralized customer distribution center.

We use PerrySolutions in-house planning software that enables our sales planners to manage our retail customers’ inventory at the SKU level. In addition, we use Oracle Retail during the assortment planning process to allocate the correct quantities for the initial rollout of product at retail. These systems help us maximize sales and margins of our products by increasing inventory turns for the retailer, which in turn reduces our product returns and markdowns and increases our profitability. We also use demographic mapping data software that helps us develop specific micro-market plans for our customers and provide them with enhanced returns on our various product lines. Our Data Warehouse, Geographical Information Systems and IBM SPSS are utilized to detect future trends and identify new business opportunities. Our e-commerce environment utilizes Demandware coupled with the best of breed e-commerce Cloud and social media services creating an integrated leading edge environment.

We use the Oracle Retail suite of products with the goal of reducing markdowns, increasing inventory turns and increasing revenues while automating the process. The different modules allow us to monitor our customers’ product by store and quickly react to changes in consumer behavior. The suite also includes best of breed store inventory and point of sales software, which allows us to keep just in time inventory at our retail stores. This investment shows our commitment to understanding our consumer in order to strengthen our brands as well as our effort to support the continued expansion of our direct retail businesses. Additionally, we invested in Trade Management Oracle Financials software to quickly and positively resolve customer claims.

We sell merchandise to a broad spectrum of retailers, including national and regional chains, upscale department, mass merchant and specialty stores. Our largest customers include Walmart, Kohl’s, Macy’s, Marmaxx Group and Dillard’s. We have developed and maintained long-standing relationships with these customers. We also sell merchandise to corporate wear distributors.

Net sales to our five largest customers accounted for approximately 49%, 43% and 46% of net sales in fiscal 2015, 2014, and 2013, respectively. For fiscal 2015, four customers accounted for over 10% of net sales; Walmart accounted for 14% and Kohl’s, Macy’s and Marmaxx Group each accounted for 10% of net sales, respectively. For fiscal 2014, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 11% and 10% of net sales, respectively. For fiscal 2013, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 14% and 10% of net sales, respectively.

Advertising and Promotions

We communicate through a variety of online and traditional medias, targeting both the trade and our end consumers. In order to promote our men’s sportswear at the retail level, we participate in cooperative advertising in print and broadcast media, which features our products in our customers’ advertisements. The cost of this cooperative advertising is shared with our customers. We also conduct various in-store marketing activities with our customers, such as retail events and promotions, the costs of which are shared by our customers. These events and promotions are in great part orchestrated to coincide with high volume shopping times such as holidays (Christmas and Thanksgiving), Mother’s Day and Father’s Day. In addition to event promotion, we place perennial displays and signs of our products in retail establishments.

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

Sales and receivables are recorded when inventory is shipped. Our backlog of orders includes confirmed and unconfirmed orders, which we believe, based on our past experience and industry practice will be confirmed. As of March 25, 2015, the backlog for orders and shipments to date of our products was approximately $577 million, as compared to approximately $578 million as of March 10, 2014. The amount of unfilled orders at a point in time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and the scheduling of the sourcing and shipping of the product, which in most cases depends on the desires of the customer. Our backlog is also affected by an on-going trend among retailers to reduce the lead-time on their orders. In recent years, our customers have been more cautious of their inventory levels and have delayed placing orders and re-orders compared to our previous experience. Due to these factors a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Supply of Products and Quality Control

We currently use independent contract manufacturers to supply the substantial majority of the products we sell. Of the total units of sourced products in fiscal 2015, 74% was sourced from suppliers in Asia, 17% was sourced from suppliers in the Middle East and 9% was sourced from suppliers in the Americas, respectively. We believe that the use of numerous independent contract manufacturers allows us to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and the costs of maintaining and operating production facilities. We have had relationships with some suppliers for over 30 years, however, none of these relationships are formal or require either party to purchase or supply any fixed quantity of product.

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

Import Operations and Import Restrictions

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

Trademarks

Trademarks, trade names, copyrights and domain names, as well as related logos and designs are valuable in the development and marketing of our products and are important to our continued success including the growth of our international licensed businesses. We have registered this intellectual property in the United States and in more than 170 countries where our products are manufactured or sold. Our material trademarks are registered with the United States Patent and Trademark Office and in other countries. We regard our trademarks and other proprietary rights as valuable assets that are critical in the marketing of our products, and, therefore, we vigorously protect our trademarks and other proprietary rights against infringements.

Environmental Matters

We are committed to minimizing the negative impact of our business activities on the environment and believe our operations are in compliance with all applicable laws and regulations. Additionally, our business activities could be negatively impacted by severe weather conditions which could affect the sale of our products or disrupt our sourcing.

Employees

As of March 1, 2015 and 2014, we had approximately 2,600 and 2,700, employees worldwide, respectively. None of our employees are subject to a collective bargaining agreement. We consider our employee relations to be satisfactory.

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

We derive a significant amount of our revenues from a few major customers. For example, net sales to our five largest customers accounted for approximately 49%, 43% and 46% of net sales for fiscal 2015, 2014 and 2013, respectively. For fiscal 2015, four customers accounted for over 10% of net sales: Walmart accounted for 14% and Kohl’s, Macy’s and Marmaxx Group each accounted for 10% of net sales, respectively. For fiscal 2014, two customers accounted for over 10% of net sales: Kohl’s and Macy’s accounted for approximately 11% and 10% of net sales, respectively. For fiscal 2013, two customers accounted for over 10% of net sales: Kohl’s and Macy’s accounted for approximately 14% and 10% of net sales, respectively.

A significant decrease in business from or loss of any of our major customers could harm our financial condition by causing a significant decline in revenues.

We do not have long-term contracts with any of our customers and purchases generally occur on an order- by-order basis. We believe that purchasing decisions are generally made independently by individual department stores within a company-controlled group. There has been a trend, however, toward more centralized purchasing decisions. As such decisions become more centralized, the risk to us of such concentration increases. Furthermore, our customers could curtail or cease their business with us because of changes in their strategic and operational initiatives, such as an increased focus on private label, consolidation with another retailer, changes in our customer’s buying patterns, financial instability and other reasons. If our customers curtail or cease business with us, our revenues could significantly decrease and our financial condition could be significantly harmed.

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

The apparel industry is highly cyclical and heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with cycles in the disposable income of consumers. Our wholesale customers may anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. Accordingly, a reduction in consumer spending in any of the regions in which we compete as a result of any substantial deterioration in general economic conditions (including as a result of uncertainty in world financial markets, weakness in the credit markets, changes in the price of fuel, international turmoil or terrorist attacks) or increases in interest rates could adversely affect the sales of our products.

We may not be able to anticipate consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers and result in a significant decrease in net sales.

Our failure to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect acceptance of our products by retailers and consumers and may result in a significant decrease in net sales or leave us with a substantial amount of unsold inventory. We believe that our success depends on our ability to anticipate, identify and respond to changing fashion trends in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We may not be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, any new products or brands that we introduce may not be successfully received by retailers and consumers. Due to the acquisitions of Laundry by Shelli Segal, and Rafaella, we have increased our exposure to women’s apparel, thus making us subject to additional changes in fashion trends as women’s fashion trends have historically changed more rapidly than men’s. If our products are not successfully received by retailers and consumers and we are left with a substantial amount of unsold inventory, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory. If this occurs, our business, financial condition, results of operations and prospects may be harmed.

The failure of our suppliers to use acceptable ethical business practices could cause our business to suffer.

We require our suppliers to operate in compliance with applicable laws and regulations regarding working conditions, employment practices, conflict minerals and environmental compliance. Additionally, we or our customers’ operating guidelines may require additional obligations in those areas. We do not, however, control our suppliers or their labor and other business practices. If one of our suppliers violates labor or other laws or implements labor or other business practices that are generally regarded as unethical in the United States, the shipment of finished products to us could be interrupted, orders could be cancelled, relationships could be terminated and our reputation could be damaged. Any of these events could have a material adverse effect on our revenue and, consequently, our results of operations.

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

The interruption of the business of third parties that license their brands to us could adversely affect our net income. We currently license the Nike, Jag, PGA TOUR, Jack Nicklaus and Callaway Golf brands from third parties. These licenses vary in length of term, renewal conditions and royalty obligations. The average term of these licenses is three to five years with automatic renewals depending upon whether we achieve certain targeted sales goals. We may not be able to renew or extend any of these licenses on favorable terms, if at all. If we are unable to renew or extend any of these licenses, we could experience a decrease in net income.

We are dependent upon the revenues generated by the licensing of our brands to third parties, and the loss or inability to renew certain of these licenses could reduce our royalty income and consequently reduce our net income.

The loss of several licensees of our brands at any one time could adversely affect our royalty income and net income. Royalty income from licensing our brands to third parties accounted for $31.7 million, or 4% of total revenues, for fiscal 2015 and $29.7 million, or 3% of total revenues, for fiscal 2014. These licenses vary in length of term, renewal conditions and royalty obligations. The average term of these licenses is three to five years with automatic renewals depending upon whether certain targeted performance goals are met. We may not be able to renew or extend any of these licenses on favorable terms, if at all. If we are unable to renew or extend any of these licenses, we could experience a decrease in royalty income and net income.

Our business could be harmed if we do not deliver quality products in a timely manner.

Our sourcing, logistics and technology functions operate within substantial production and delivery requirements and subjects us to the risks associated with suppliers, transportation, distribution facilities and other risks. Labor disruptions at independent factories where our goods are produced, the shipping ports we use, or our transportation carriers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions. Most recently, we experienced the impact of the West Coast port slowdowns and work stoppages which resulted in a significant backup of cargo containers at West Coast ports including the port through which we sourced a significant portion of our products. We experienced delays in the shipment of our products as a result of this disruption. Although the West Coast ports are now fully functioning, it is expected that the effects of the disruption could last into the middle of 2015.

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

Proxy contests threatened or commenced against the Company could be disruptive and costly and the possibility that activist shareholders may wage proxy contests or gain representation on or control of our Board of Directors could cause uncertainty about the strategic direction of our business.

On July 17, 2014, Legion Partners Asset Management, LLC, a shareholder in the Company (“Legion”), filed a Schedule 13D with the SEC disclosing that it beneficially owned 5.9% of the Company’s shares of common stock and indicating that it believed that there were opportunities for the Company to enhance shareholder value that it would like to see pursued. Subsequently, while Legion has not, to date, provided the Company with any advance notice of nomination or shareholder proposal, Legion has indicated to the Company that it may seek to nominate one or more individuals to the Company’s Board of Directors at the Company’s 2015 Annual Meeting of Shareholders.

If Legion pursues a proxy contest or other actions at the 2015 Annual Meeting of Shareholders to elect directors other than those recommended by our Board of Directors, or takes other actions that contest or conflict with the Company’s strategic direction, any such actions could have an adverse effect on the Company because:

•

responding to proxy contests and other actions by activist shareholders such as Legion can be costly and time-consuming, disrupt our operations, and divert the attention of our management and employees away from their regular duties and the pursuit of our business strategies;

•

perceived uncertainties as to our future direction as a result of changes to composition of our board may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners and may affect our relationships with vendors, customers and other third parties;

•

these types of actions could cause significant fluctuations in our company’s stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and

•	if individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders.

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

Our relationship with our foreign suppliers subjects us to the risks of doing business abroad. Because some of our suppliers are located at great geographic distances from us, our transportation costs are increased and longer lead times are required, which reduces our flexibility. Our finished goods are also subject to import duties, quotas and other restrictions. Other risks in doing business with foreign suppliers include political or economic instability, terrorist activities, and restrictions on the transfer of funds. Our efforts to maintain compliance with local laws and regulations may require us to incur significant expenses, and our failure to comply with such laws may expose us to potential liability, which could have an adverse effect on our results of operations.

Our business operations has several international components including sourcing of product, licensing and distribution arrangements and direct operations in Canada, Mexico and Europe which expose us to foreign exchange risk and such risk may increase as we expand our international operations and licensing and distribution portfolio. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways; a translation impact and a transaction impact. The translation impact refers to the impact that changes in exchange rates can have on our published financial results, as our revenue and profit earned in local foreign currencies is translated into United States dollars using an average exchange rate over the representative period. Accordingly, during times of a strengthening United States dollar, particularly against the British Pound, the Canadian dollar, and the Mexican Peso, our results of operations will be negatively impacted, as was the case during fiscal 2015, and during times of a weakening United States dollar, our results of operations will be favorably impacted.

Although we have not been affected in a material way by any of the foregoing factors, we cannot predict the likelihood or frequency of any such events occurring and any material disruption may have an adverse affect on our business.

We may face challenges integrating the operations of our recently acquired brands or any businesses we may acquire, which may negatively impact our business.

As part of our strategy of making selective acquisitions, we acquire new brands and product categories, including our acquisitions of Rafaella and Ben Hogan. Acquisitions have inherent risks, including the risk that the projected sales and net income from the acquisition may not be generated, the risk that the integration is more costly and takes longer than anticipated, risks of retaining key personnel, and risks associated with unanticipated events and unknown legal liabilities. Any of these and other risks may harm our business. We cannot assure you that any acquisition will not have a material adverse impact on our financial condition and results of operations.

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

As of January 31, 2015, we had approximately $172.9 million of debt outstanding (excluding amounts outstanding under our letter of credit facility). Our indebtedness could have important consequences, including:

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

Our balance sheet includes intangible assets and goodwill. A decline in the estimated fair value of an intangible asset or of a reporting unit could result in an impairment charge recorded in our operating results, which could be material.

Goodwill and other indefinite-lived intangible assets are tested for impairment annually and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Also, we review our amortizable intangible assets for impairment if an event occurs or circumstances change that would indicate the carrying amount may not be recoverable. If the carrying value of an intangible asset or goodwill were to exceed its fair value, the asset would be written down to its fair value, with the impairment charge recognized as a noncash expense in our operating results. Adverse changes in future market conditions or weaker operating results compared to our expectations may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a potentially material impairment charge if we are unable to recover the carrying value of our goodwill and other intangible assets.

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

If we are unable to fully utilize our deferred tax assets, our profitability could be reduced.

Our deferred income tax assets include tax loss and foreign tax credit carryforwards in various jurisdictions. Realization of deferred tax assets is based on a number of factors, including whether there will be adequate levels of taxable income in future periods to offset the tax loss and foreign tax credit carryforwards in jurisdictions where such assets have arisen. Valuation allowances are recorded in order to reduce the deferred tax assets to the amount expected to be realized in the future. In assessing the adequacy of our valuation allowances, we consider various factors including reversal of deferred tax liabilities, forecasted future taxable income and potential tax planning strategies. These factors could reduce the value of the deferred tax assets, which could have a material effect on our profitability.

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

We rely significantly on the use of information technology. Cybersecurity risks - any technology failures causing a material disruption to operational technology or cyber-attacks on our systems affecting our ability to protect the integrity and security of customer and employee information could harm our reputation and/or could disrupt the Company’s operations and negatively impact our business.

We increasingly rely on information technology systems to process, transmit and store electronic information. A significant portion of the communication between personnel, customers and suppliers depends on information technology. We use information technology systems and networks in our operations and supporting departments such as marketing, accounting, finance, and human resources. The future success and growth of our business depend on streamlined processes made available through information systems, global communications, internet activity and other network processes.

Like most companies, despite our current security measures, our information technology systems, and those of our third-party service providers, may be vulnerable to information security breaches, acts of vandalism, computer viruses and interruption or loss of valuable business data. Stored data might be improperly accessed due to a variety of events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. We have technology security initiatives and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate or implemented properly to ensure that our operations are not disrupted or that data security breaches do not occur. Any disruption to these systems or networks could result in product fulfillment delays, key personnel being unable to perform duties or communicate throughout the organization, loss of retail and internet sales, significant costs for data restoration and other adverse impacts on our business and reputation.

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Any breach of our network may result in the loss of valuable business data, misappropriation of our consumers’ or employees’ personal information, or a disruption of our business. Despite our existing security procedures and controls, if our network was compromised, it could give rise to unwanted media attention, materially damage our customer relationships, harm our business, reputation, results of operations, cash flows and financial condition, result in fines or lawsuits, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The general location, use, ownership status, approximate size, and lease expiration dates of the principle properties which we currently occupy are set forth below:

Location	Use	Lease Expiration	Ownership Status	Approximate Area in Square Feet
Miami, Florida	Principle Executive and Administrative Offices; Warehouse and Distribution Facility	N/A	Owned	240,000

Miami, Florida	Administrative Functions	2019	Leased	16,000

Miami, Florida	Distribution Functions	2019	Leased	50,000

Seneca, South Carolina	Distribution Center	N/A	Owned	345,000

Tampa, Florida	Distribution Center	N/A	Owned	305,000

Beijing, China	3 Administrative Office Units	N/A	Owned	12,000

New York, New York	Office, Design and Showrooms	2023 through 2028	Leased	135,150

Portland, Oregon	Office Space	2016	Leased	19,000

Commerce, California	Office Space	2018	Leased	39,400

Witham and London, UK	Distribution and Administrative Functions	2023	Leased	67,100

In addition, we lease several locations in Texas, Wisconsin, and California totaling approximately 9,000 square feet of office space/showroom.

We also lease 76 retail stores, comprising approximately 192,000 square feet of selling space in the United States and United Kingdom.

In addition, we lease several locations internationally totaling approximately 50,000 square feet of offices.

Our principal executive and administrative office, warehouse and distribution facility is encumbered by a $11.6 million mortgage, which loan is due on August 1, 2020. The facility in Tampa, Florida is encumbered by a $11.6 million mortgage, which loan is due on January 23, 2019.

Item 3.	Legal Proceedings

The Company is a defendant in Humberto Ordaz v. Perry Ellis International, Inc., Case No. BC490485 (Cal. Sup. Ct. 2012), involving claims for unpaid wages, missed breaks and related claims, which was originally filed on August 17, 2012 by a former employee in the Company’s California administrative offices. The plaintiff sought an unspecified amount of damages. The lawsuit has been pleaded but not certified as a class action. Mediation was held during the third quarter of fiscal 2015. Currently, the parties have reached a tentative settlement which is set for a preliminary approval hearing on April 13, 2015. The tentative settlement amount has been provided for in the Company’s results of operations.

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any other litigation that it believes might have a material adverse effect on its business operations.

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

	High	Low
Fiscal Year 2015
First Quarter	$15.85	$12.37
Second Quarter	18.92	14.40
Third Quarter	21.71	17.11
Fourth Quarter	27.00	20.00

Fiscal Year 2014
First Quarter	$19.59	$16.02
Second Quarter	22.19	17.55
Third Quarter	21.03	17.59
Fourth Quarter	19.68	14.14

(b)	Holders

As of April 7, 2015, there were approximately 300 registered shareholders of record of our common stock. We believe the number of beneficial owners of our common stock is in excess of 5,000.

(c)	Dividends

During December 2012, the Board of Directors authorized the payment of a one-time cash dividend of $1.00 per common share, to be paid to our shareholders of record at the close of business on December 21, 2012. Payment of cash dividends is subject to certain covenants under our senior credit facility and the indenture governing our senior subordinated notes. See footnotes 12 and 13 to our consolidated financial statements included in Item 8 of this Report. Any future decision regarding payment of cash dividends will depend on our earnings and financial position and such other factors as our board of directors deems relevant.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information for Fiscal 2015

The following table summarizes as of January 31, 2015 the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, and rights	Weighted-average exercise price of outstanding options, and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders (1)	1,030,630	$17.27	400,064
Equity compensation plans not approved by security holders	—	—	—

Total	1,030,630	$17.27	400,064

(1)	Represents awards made pursuant to our 2002 Equity Compensation Plan and our Second Amended and Restated 2005 Long-Term Incentive Compensation Plan.

(e)	Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return on the Nasdaq Composite and the S&P Apparel, Accessories & Luxury Goods Index commencing on February 1, 2009 and ending on January 31, 2015. The graph assumes that $100 was invested on January 31, 2011 in our common stock or in the Nasdaq Composite Index and the S&P Apparel, Accessories & Luxury Goods Index, and that all dividends are reinvested. Past performance is not necessarily indicative of future performance.

			INDEXED RETURNS Years Ending
Company / Index	Base Period Jan 10	Jan 11	Jan 12	Jan 13	Jan 14	Jan 15
Perry Ellis International, Inc.	100.00	175.61	96.94	126.43	102.65	156.63
NASDAQ Composite	100.00	126.93	133.60	151.14	200.01	228.61
S&P Apparel, Accessories & Luxury Goods	100.00	140.63	198.83	185.26	211.42	219.19

(f)	Sales of Unregistered Securities

Not Applicable.

(g)	Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value that May Yet Be Purchased under the Plans or Programs
November 7, 2014	2,859	(1)	$22.00	—	$14,867,000
November 29, 2014 to January 2, 2015	185,427	(2)	$25.13	185,427	$10,206,000
January 3, 2015 to January 30, 2015	74,397	(2)	$25.40	74,397	$8,316,000

(1)	Represents shares withheld to pay statutory income taxes resulting from vesting of restricted shares.

(2)	During fiscal 2015, our Board of Directors extended the stock repurchase program to authorize us to purchase, from time to time and as market and business conditions warrant, up to $60 million of our common stock for cash in the open market or in privately negotiated transactions through October 31, 2015. Although our Board of Directors allocated a maximum of $60 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis. Total purchases under the plan to date amount to $51.7 million.

Item 6.	Selected Financial Data

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

Fiscal Years Ended	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011

Income Statement Data:
Net sales	$858,237	$882,573	$942,451	$955,549	$763,884
Royalty income	31,735	29,651	27,102	25,043	26,404

Total revenues	889,972	912,224	969,553	980,592	790,288
Cost of sales	586,968	609,436	652,352	656,850	507,829

Gross profit	303,004	302,788	317,201	323,742	282,459
Selling, general and administrative expenses	268,783	272,716	263,854	248,618	220,018
Depreciation and amortization	12,198	12,626	13,896	13,673	12,211
Impairment on assets	—	42,977	3,516	6,066	392
Gain on sale of long-lived assets	885	6,162	410	—	—

Operating income (loss)	22,908	(19,369)	36,345	55,385	49,838
Costs on early extinguishment of debt	—	—	—	1,306	730
Interest expense	14,291	15,025	14,836	16,103	13,203

Net income (loss) before income taxes	8,617	(34,394)	21,509	37,976	35,905

Income tax provision (benefit)	45,792	(11,615)	6,708	12,459	11,393

Net (loss) income	(37,175)	(22,779)	14,801	25,517	24,512

Less: Net income attributable to noncontrolling interest	—	—	—	—	400

Net (loss) income attributable to Perry Ellis International, Inc.	$(37,175)	$(22,779)	$14,801	$25,517	$24,112

Net (loss) income attributable to Perry Ellis International, Inc. per share:
Basic	$(2.50)	$(1.52)	$1.01	$1.71	$1.84
Diluted	$(2.50)	$(1.52)	$0.97	$1.60	$1.70

Weighted average number of shares outstanding
Basic	14,856	14,988	14,715	14,927	13,110
Diluted	14,856	14,988	15,315	15,950	14,149

Other Financial Data:
EBITDA (a)	$35,106	$(6,743)	$50,241	$69,058	$62,049
EBITDA margin (b)	3.9%	(0.7%)	5.2%	7.0%	7.9%
Cash flows from operations	55,143	220	76,981	712	21,004
Cash flows from investing	(21,147)	(27,354)	(8,908)	(2,327)	(94,491)
Cash flows from financing	(17,785)	(588)	(37,085)	7,011	73,600
Capital expenditures	(16,918)	(22,246)	(10,740)	(13,811)	(6,695)

Fiscal Years Ended	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011

Balance Sheet Data (at year end):
Working capital	$240,170	$278,197	$273,773	$289,916	$248,606
Total assets	684,989	706,735	763,129	724,195	686,033
Total debt (c)	172,900	181,875	175,382	197,490	229,129
Total stockholders’ equity	302,017	347,533	371,240	366,495	302,940

a)	EBITDA represents earnings before interest expense, cost on early extinguishment of debt, depreciation and amortization, noncontrolling interest and income taxes as outlined below in tabular format. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, and does not represent cash flow from operations. EBITDA is presented solely as a supplemental disclosure because we believe that it is a common measure of operating performance in the apparel industry. The following provides a reconciliation of net income to EBITDA:

Fiscal Years Ended	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Net (loss) income attributable to Perry Ellis International, Inc.	$(37,175)	$(22,779)	$14,801	$25,517	$24,112
Depreciation and amortization	12,198	12,626	13,896	13,673	12,211
Interest expense	14,291	15,025	14,836	16,103	13,203
Income tax provision (benefit)	45,792	(11,615)	6,708	12,459	11,393
Net income attributable to noncontrolling interest	—	—	—	—	400
Costs on early extinguishment of debt	—	—	—	1,306	730

EBITDA	$35,106	$(6,743)	$50,241	$69,058	$62,049

b)	EBITDA margin represents EBITDA as a percentage of total revenues. EBITDA margin as a percentage of revenue is presented solely as a supplemental disclosure because we believe that it is a common measure of operating performance in the apparel industry. The following provides a reconciliation of gross profit to EBITDA margin as a percentage of revenue:

Fiscal Years Ended	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)

Gross profit	$303,004	$302,788	$317,201	$323,742	$282,459
Less:
Selling, general and administrative expenses	268,783	272,716	263,854	248,618	220,018
Impairment on assets	—	42,977	3,516	6,066	392
Plus:
Gain on sale of long-lived assets	885	6,162	410	—	—

EBITDA	$35,106	$(6,743)	$50,241	$69,058	$62,049

Total revenue	$889,972	$912,224	$969,553	$980,592	$790,288
EBITDA margin as a percentage of revenue	3.9%	-0.7%	5.2%	7.0%	7.9%

c)	Total debt includes balances outstanding under Perry Ellis International’s senior credit facility, senior subordinated notes payable, real estate mortgages, and lease payable-long term.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We began operations in 1967 as Supreme International Corporation with a focus on marketing guayabera shirts, and other men’s apparel products targeted at the Hispanic market in Florida and Puerto Rico. Over time we expanded our product line to offer a variety of men’s sport shirts. In 1988, we added the Natural Issue brand and completed our initial public offering in 1993. In 1996, we began an expansion strategy through the acquisition of brands including the Munsingwear family of brands in 1996, the John Henry and Manhattan brands from Perry Ellis Menswear in 1999 and the Perry Ellis brand in 1999. Following the Perry Ellis acquisition, we changed our name from Supreme International Corporation to Perry Ellis International, Inc. to better reflect the name recognition that the brand provided. In 2002, we acquired the Jantzen brand and in June 2003 we acquired Perry Ellis Menswear, our largest licensee, giving us greater control of the Perry Ellis brand, as well as adding other brands owned by Perry Ellis Menswear. In February 2005, we completed an acquisition of certain assets of Tropical Sportswear International Corporation, making us one of the largest suppliers of bottoms in the United States. In January 2006, we completed the acquisition of primarily all of the worldwide intellectual property of the leading California lifestyle company Gotcha International, including the Gotcha, Girl Star and MCD logo trademarks and the intellectual property license agreements. In February 2008, we completed the acquisition of the Laundry by Shelli Segal and C&C California brands giving us a stronger product line in dresses and women’s sportswear. In January 2011, we completed the acquisition of the Rafaella brand further increasing our product line in women’s sportswear. In February 2012, we completed the acquisition of Ben Hogan and further strengthened our golf product line. In March 2015, we sold our C&C California brand.

We are one of the leading apparel companies in the United States. We manage a portfolio of major brands, some of which were established over 100 years ago. We design, source, market and license our products nationally and internationally at multiple price points and across all major levels of retail distribution in over 25,000 selling doors. Our portfolio of highly recognized brands include: Axist®, Ben Hogan®, Cubavera®, Farah®, Grand Slam®, Jantzen®, John Henry®, Laundry by Shelli Segal®, Manhattan®, Original Penguin® by Munsingwear® (“Original Penguin”), Perry Ellis®, Rafaella®, and Savane®. We also (i) license the Callaway Golf® brand, PGA Tour® brand, and the Jack Nicklaus® brand for golf apparel, (ii) license the Jag® brand for men’s and women’s swimwear and cover-ups and (iii) license the Nike® brand for swimwear and swimwear accessories.

We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers, in the United States, Canada, Mexico, the United Kingdom and Europe. Our largest customers include Walmart, Kohl’s, Macy’s, The Marmaxx Group, and Dillard’s. As of April 1, 2015, we operated 42 Perry Ellis, nine Original Penguin and three multi-brand retail outlet stores located primarily in upscale retail outlet malls across the United States, United Kingdom and Puerto Rico. As of April 1, 2015 we also operated three Perry Ellis, two Cubavera and 19 Original Penguin full price retail stores located in upscale demographic markets in the United States and United Kingdom. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers. In order to maximize the worldwide exposure of our brands and generate high margin royalty income, we license our brands through four worldwide, 67 domestic, and 89 international license agreements covering over 100 countries.

In fiscal 2015, our Men’s Sportswear and Swim segment, which is comprised of men’s sportswear, swimwear and accessories, accounted for 71% of our total revenues, our Women’s Sportswear segment accounted for 15% of our total revenues, our Direct-to-Consumer segment, which is comprised of retail and e-commerce, accounted for 10% of our total revenues and our licensing segment accounted for approximately 4% of our total revenues. Finally, our U.S. based business represented approximately 88% of total revenues, while our foreign operations represented 12% of total revenues for fiscal 2015.

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

Our Results of Operations for Fiscal 2015

The following table sets forth, for the periods indicated selected items in our consolidated statements of operations expressed as a percentage of total revenues:

Fiscal Years Ended	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	96.4%	96.7%	97.2%
Royalty income	3.6%	3.3%	2.8%

Total revenues	100.0%	100.0%	100.0%
Cost of sales	66.0%	66.8%	67.3%

Gross profit	34.0%	33.2%	32.7%
Selling, general and administrative expenses	30.2%	29.9%	27.2%
Depreciation and amortization	1.4%	1.4%	1.4%
Impairment on long-lived assets	0.0%	4.7%	0.4%
Gain on sale of long-lived assets	0.1%	0.7%	0.0%

Operating (loss) income	2.5%	-2.1%	3.7%
Costs on early extinguishment of debt	0.0%	0.0%	0.0%
Interest expense	1.6%	1.7%	1.5%

Net (loss) income before income taxes	0.9%	-3.8%	2.2%
Income tax provision (benefit)	5.1%	-1.3%	0.7%

Net (loss) income	-4.2%	-2.5%	1.5%

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income by segment, the most directly comparable GAAP financial measure:

	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$635,182	$664,824	$708,202
Women’s Sportswear	130,852	135,994	149,084
Direct-to-Consumer	92,203	81,755	85,165
Licensing	31,735	29,651	27,102

Total revenues	$889,972	$912,224	$969,553

	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
Reconciliation of operating income to EBITDA
Operating income (loss) by segment:
Men’s Sportswear and Swim	$3,847	$8,975	$24,366
Women’s Sportswear	859	(10,883)	(4,028)
Direct-to-Consumer	(6,675)	(12,306)	(6,640)
Licensing	24,877	(5,155)	22,647

Total operating income (loss)	$22,908	$(19,369)	$36,345

Add:
Depreciation and amortization
Men’s Sportswear and Swim	$6,627	$7,043	$8,573
Women’s Sportswear	1,903	1,899	1,902
Direct-to-Consumer	3,519	3,549	3,054
Licensing	149	135	367

Total depreciation and amortization	$12,198	$12,626	$13,896

EBITDA by segment:
Men’s Sportswear and Swim	$10,474	$16,018	$32,939
Women’s Sportswear	2,762	(8,984)	(2,126)
Direct-to-Consumer	(3,156)	(8,757)	(3,586)
Licensing	25,026	(5,020)	23,014

Total EBITDA	$35,106	$(6,743)	$50,241

EBITDA margin by segment
Men’s Sportswear and Swim	1.6%	2.4%	4.7%
Women’s Sportswear	2.1%	(6.6%)	(1.4%)
Direct-to-Consumer	(3.4%)	(10.7%)	(4.2%)
Licensing	78.9%	(16.9%)	84.9%
Total EBITDA margin	3.9%	(0.7%)	5.2%

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

The following is a discussion of our results of operations for the fiscal year ended January 31, 2015 (“fiscal 2015”) as compared with the fiscal year ended February 1, 2014 (“fiscal 2014”) and fiscal 2014 compared with the fiscal year ended February 2, 2013 (“fiscal 2013”).

Our fiscal 2015 results as compared to our fiscal 2014 results

Net sales. Men’s Sportswear and Swim net sales in fiscal 2015 were $635.2 million, a decrease of $29.6 million, or 4.5%, from $664.8 million in fiscal 2014. The net sales decrease was attributed primarily to the exit of $20 million in certain private and retailer exclusive branded programs and planned reductions in Perry Ellis domestically. Additionally, the impact of the West Coast port congestion and lockdown impacted our fourth quarter significantly. We had $18 million in missed shipments due to this issue at fiscal year-end. These decreases were partially offset by increases across our golf sportswear brands, Original Penguin and Nike swim.

Women’s Sportswear net sales in fiscal 2015 were $130.9 million, a decrease of $5.1 million, or 3.8%, from $136.0 million in fiscal 2014. The segment was negatively impacted by $5 million of the missed West Coast port shipments. Despite this, we refined distribution to focus on full price specialty and department stores and reduced programs to the special markets channel and have begun to see market share gains in our products.

Direct-to-Consumer net sales in fiscal 2015 were $92.2 million, an increase of $10.4 million, or 12.7%, from $81.8 million in fiscal 2014. The increase was driven by a 3.2% comparable same store sales improvement driven by Perry Ellis, as well as by our direct e-commerce sales, which posted a 34.1% sales increase over the comparable period last year.

Royalty income. Royalty income for fiscal 2015 was $31.7 million, an increase of $2.0 million, or 6.7%, from $29.7 million in fiscal 2014. Royalty income increases were attributed to increases in the Perry Ellis, Original Penguin and Laundry brands, as well as, 27 new licensing agreements executed during the period. Approximately 82.6% of our royalty income was attributed to guaranteed minimum royalties with the balance attributable to royalty income in excess of guaranteed minimums for fiscal 2015.

Gross profit. Gross profit was $303.0 million in fiscal 2015, an increase of $0.2 million, or 0.1%, as compared to $302.8 million in fiscal 2014. Despite our net sales decrease, gross profit is essentially even as compared to prior year, due to the factors described below regarding our margin expansion during fiscal 2015 and our expansion in royalty income as described above.

Gross profit margin. In fiscal 2015, gross profit margins were 34.0% as a percentage of total revenue as compared to 33.2% in fiscal 2014, an increase of 80 basis points. The increase was primarily attributed to a reduction in promotional activity in the sportswear collection businesses, a more favorable revenue mix between branded and private label revenues, as well as, a stronger contribution from our higher margin international platform and licensing revenues. Direct-to-consumer segment also realized fewer promotions across all venues. These margin improvements were partially offset by liquidation of exited programs in golf and sportswear.

Selling, general and administrative expenses. Selling, general and administrative expenses in fiscal 2015 were $268.8 million, a decrease of $3.9 million, or 1.4%, from $272.7 million in fiscal 2014. The decrease is primarily attributed to a $9 million reduction associated with our infrastructure review, which was partially offset by $3 million in investments in our international growth strategy, which included the launch of our golf business in Europe. We also experienced a $1.8 million unfavorable foreign exchange loss principally driven by the strength of the U.S. dollar against global currencies.

EBITDA. Men’s Sportswear and Swim EBITDA margin in fiscal 2015 decreased 80 basis points to 1.6%, from 2.4% in fiscal 2014. The EBITDA margin was negatively impacted by the reduced leverage due to the decrease in net sales described above. The EBITDA margin was favorably impacted from cost savings as a result of our infrastructure review, as well as, favorable gross margin expansion driven by the mix of revenue in our international business coupled with increased margins in our Perry Ellis and Original Penguin sportswear collections. During fiscal 2014, the margin was negatively impacted by costs associated with our relocation of our New York offices.

Women’s Sportswear EBITDA margin in fiscal 2015 increased 870 basis points to 2.1%, from (6.6%) in fiscal 2014. The EBITDA margin was positively impacted by the increase in gross margin experienced in Rafaella sportswear, partially offset by the negative impact of the reduced leverage from the decrease in net sales described above. Additionally, during fiscal 2014, the margin was negatively impacted by costs associated with the relocation of our New York offices.

Direct-to-Consumer EBITDA margin in fiscal 2015 increased 730 basis points to (3.4%), from (10.7%) in fiscal 2014. The increase was primarily attributable to the increase in revenue from our stores and e-commerce business, as described above. the increase in revenue resulted in a favorable leverage in selling, general and administrative expenses. In addition, we consolidated our businesses under one operational team thereby reducing overhead. EBITDA margin also benefited from the expansion in gross profit margins discussed above.

Licensing EBITDA margin in fiscal 2015 increased to 78.9%, from (16.9%) in fiscal 2014. In fiscal 2014, an impairment of $34.3 million on long-lived assets was recognized. No such impairment was recognized during fiscal 2015, thus the large increase in EBITDA margin. Additionally, other increases were attributed to the increase in royalty income from the 27 new licensing agreements.

Depreciation and amortization. Depreciation and amortization in fiscal 2015 was $12.2 million, a decrease of $0.4 million, or 3.2%, from $12.6 million in fiscal 2014. The decrease is attributed to assets becoming fully depreciated and fewer capital expenditures during the current year. For fiscal 2015 we had capital expenditures of $16.9 million as compared to capital expenditures of $22.2 million in fiscal 2014.

Gain on sale of long-lived assets. During fiscal 2015, we entered into a sales agreement, in the amount of $1.3 million, for the sale of Australian, Fiji and New Zealand trademark rights with respect to Jantzen. Payments on the purchase price are due in five installments of $250,000 over a five year period. Interest on the purchase price that remains unpaid will accrue at a rate of 3.5% per annum calculated on an annual basis. As a result of this transaction, we recorded a gain of $0.9 million in the licensing segment.

During fiscal 2013, we entered into a sales agreement, in the amount of $7.5 million, for certain Asian trademark rights with respect our John Henry brand. The transaction closed in the first quarter of fiscal 2014. As a result of this transaction, we recorded a gain of $6.3 million. This gain was included in our licensing segment’s operating income. The gain of $6.3 million was partially offset by the ($0.1) million loss related to the sale of our Winnsboro distribution facility during the third quarter of fiscal 2014.

Interest expense. Interest expense in 2015 was $14.3 million, a decrease of $0.7 million, or 4.7%, from $15.0 million in fiscal 2014. The primary reason for the decrease is related to the savings generated from the refinancing of our mortgage loans in the second half of fiscal 2014, as well as lower average borrowings on our credit facility as compared to our borrowings in the prior year.

Income taxes. Our income tax (benefit) provision in fiscal 2015 was $45.8 million, a $57.4 million increase as compared to ($11.6) million in 2014. For fiscal 2015, our effective tax rate was 531.4% as compared to 33.8% for 2014. The current year provision was impacted by a charge of $42.4 million due to the establishment of a valuation allowance on our domestic differed tax assets. The West Coast port congestion and our cumulative losses under Accounting Standards Codification 740 resulted in the non-cash valuation reserve being required. The position does not impact the Company’s ability to use its deferred tax assets in the future. See Footnotes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further details regarding taxable income by jurisdiction.

Net loss. Our net loss in fiscal 2015 was ($37.2) million, an increase of $14.4 million, or 63.2%, as compared to net loss of ($22.8) million in fiscal 2014. The changes in operating results were due to the items described above.

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

Direct-to-Consumer EBITDA margin in fiscal 2014 decreased 650 basis points to (10.7%), from (4.2%) in fiscal 2013. The decrease was primarily attributable to the reduction in revenue from our stores and ecommerce business, as described above. Because of the reduction in revenue, we were not able to realize a favorable leverage in selling, general and administrative expenses. Also the decrease was attributable to the impairment of certain long-lived assets (leaseholds) in the amount of $0.9 million to their estimated fair value as described below.

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

Gain on sale of long-lived assets. During the fourth quarter of fiscal 2013, we entered into a sales agreement, in the amount of $7.5 million, for certain Asian trademark rights with respect to our John Henry brand. The transaction closed in the first quarter of fiscal 2014. As a result of this transaction, we recorded a gain of $6.3 million. This gain was included in our licensing segment’s operating income. We plan to continue to execute our domestic strategy for the John Henry brand as a modern lifestyle resource for sale to select retailers as well as to license it in Latin America. The gain of $6.3 million was partially offset by the $0.1 million loss related to the sale of our Winnsboro distribution facility during the third quarter of fiscal 2014.

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

Net (loss) income. Net loss in fiscal 2014 was ($22.8) million, a decrease of $37.6 million, or 254.1%, as compared to net income of $14.8 million in fiscal 2013. The changes in operating results were due to the items described above.

Our Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, pension funding requirements, acquisitions, future redemption of our senior subordinated notes payable and capital expenditures; and to a lesser extent, on letter of credit facilities for the acquisition of a small portion of our inventory purchases. We believe that our working capital requirements will increase for next year as we continue to expand internationally. As of January 31, 2015, our total working capital was $240.2 million as compared to $278.2 million as of February 1, 2014. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs and capital expenditure needs over the next year. We also believe that our real estate assets, which had a net book value of $22.7 million at January 31, 2015, have a higher market value. These real estate assets may provide us with additional capital resources. Additional borrowings against these real estate assets, however, would be subject to certain loan to value criteria established by lending institutions. As of January 31, 2015, we had mortgage loans on these properties totaling $23.2 million.

We consider the undistributed earnings of our foreign subsidiaries as of January 31, 2015, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of January 31, 2015, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $13.5 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Net cash provided by operating activities was $55.1 million in fiscal 2015 as compared to cash provided by operating activities of $0.2 million in fiscal 2014 and cash provided by operating activities of $77.0 million in fiscal 2013.

The cash provided by operating activities in fiscal 2015 is primarily attributable to a decrease in inventory of $20.1 million, a decrease in accounts receivable of $6.5 million, a decrease of prepaid income taxes of $1.1 million and an increase in accounts payable and accrued expenses of $4.2 million; partially offset by a decrease in deferred pension obligation of $3.6 million. Our inventory turnover ratio remained flat at 3.4 as compared to fiscal 2014. While the inventory turnover ratio remained flat, inventory levels declined as noted above resulting from tighter inventory management.

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

Net cash used in investing activities was $21.1 million in fiscal 2015, as compared to cash used by investing activities of $27.4 million in fiscal 2014. The net cash used during fiscal 2015, primarily reflects the purchase of property and equipment of $16.7 million, primarily for new leaseholds, and the purchase of investments in the amount of $31.5 million; partially offset by proceeds from investment maturities of $26.6 million and the proceeds from notes receivable associated with the sale of Australian, Fiji and New Zealand Jantzen trademark right in the amount of $0.3 million.

Net cash used in investing activities was $27.4 million in fiscal 2014, as compared to cash used by investing activities of $8.9 million in fiscal 2013. The net cash used during fiscal 2014, primarily reflects the purchase of property and equipment of $22.2 million, primarily for new leaseholds, and the purchase of investments in the amount of $15.4 million; partially offset by proceeds from the sale of certain Asian trademark rights with respect to John Henry of $4.9 million and by the net proceeds on the sale of our Winnsboro distribution facility of $1.9 million as well as the cash surrender value on the termination of key man life insurances in the amount of $3.6 million. Net cash used in investing activities was $8.9 million in fiscal 2013, which primarily reflects the purchase of property and equipment in the amount of $9.8 million and the purchase of Ben Hogan in the amount of $7.0 million; partially offset by the proceeds related to the Rafaella purchase price adjustment of $4.5 million and a deposit on the sale of an intangible asset of $2.6 million. We anticipate capital expenditures during fiscal 2016 of approximately $15.0 million in new leasehold improvements, technology, systems, retail stores, and other expenditures.

Net cash used in financing activities was $17.8 million in fiscal 2015, as compared to cash used by financing activities of $0.6 million in fiscal 2014. The net cash used during fiscal 2015 primarily reflects net payments on our senior credit facility of $8.2 million, purchases of treasury stock of $8.8 million, payments on real estate mortgages of $0.8 million, and payments on capital leases of $0.3 million; partially offset by proceeds from exercises of stock options of $0.4 million.

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

During fiscal 2015, 2014 and 2013, we repurchased shares of our common stock at a cost of $8.8 million, $7.0 million and $2.6 million, respectively. As of January 31, 2015, there were 770,753 shares of treasury stock outstanding at a cost of approximately $15.7 million. As of February 1, 2014, there were 400,516 shares of treasury stock outstanding at a cost of approximately $7.0 million. Total purchases under the plan to date amount to approximately $51.7 million.

During January 2013, we retired 1,290,022 shares of treasury stock, recorded at a cost of approximately $18.5 million, on the Company’s consolidated balance sheets. Accordingly, during fiscal 2013, we reduced common stock and additional paid-in-capital by $13,000 and $18.5 million, respectively.

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

On April 6, 2015, we elected to call for the partial redemption of $100 million of our $150 million outstanding 7.875% Senior Subordinated Notes due 2019 and a notice of redemption was sent to all registered holders of the Notes. The redemption price for the Notes is equal to 103.938% of the principal amount of the Notes, plus accrued and unpaid interest to, but not including, the redemption date, which will be on May 6, 2015.

Senior Credit Facility

On January 9, 2014, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $125 million, subject to increases from time to time in increments of $25 million up to a maximum of $200 million. The Credit Facility has been extended through December 1, 2018. At January 31, 2015, the Company had no outstanding borrowings under the Credit Facility. At February 1, 2014, the Company had outstanding borrowings of $8.2 million under the Credit Facility.

In connection with the partial redemption of the Notes, on April 1, 2015, we entered into a Commitment Letter with Wells Fargo Bank, National Association, as agent under the Credit Facility, pursuant to which the maximum principal balance that may be outstanding under the Credit Facility will be increased by $75 million to a maximum of $200 million. The closing under the Commitment Letter is subject to customary closing conditions and is expected to occur not later than April 30, 2015.

Certain Covenants. The Credit Facility contains certain financial and other covenants, which, among other things, require us to maintain a minimum fixed charge coverage ratio if availability falls below certain thresholds. We are not aware of any non-compliance with any of its covenants in this Credit Facility. These covenants may restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness and liens in certain circumstances, redeem or repurchase capital stock, make certain investments or sell assets. We may pay cash dividends subject to certain restrictions set forth in the covenants including, but not limited to, meeting a minimum excess availability threshold and no occurrence of default. We could be materially harmed if we violate any covenants, as the lenders under the Credit Facility could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, the lenders could proceed against our assets and our subsidiaries that are borrowers or guarantors. In addition, a covenant violation that is not cured or waived by the lenders could also constitute a cross-default under certain of our other outstanding indebtedness, such as the indenture relating to our 7 7/ 8% senior subordinated notes due April 1, 2019, letter of credit facilities, or our real estate mortgage loans. Such a cross-default could result in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

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

Letter of Credit Facilities

As of January 31, 2015, we maintained two U.S. dollar letter of credit facilities totaling $45.0 million and one letter of credit facility totaling $0.3 million utilized by our United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

During fiscal 2014, we decreased the letter of credit sublimit in our Senior Credit Facility to $30.0 million. At January 31, 2015 and February 1, 2014, there was $33.7 million and $33.5 million, respectively, available under the existing letter of credit facilities.

Real Estate Mortgage Loans

In July 2010, we paid off our then existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. The interest rate has been modified since the refinancing date. The interest rate was 4.25% per annum and monthly payments of principal and interest of $71,000 were due, based on a 25-year amortization with the outstanding principal due at maturity. In July 2013, we amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 3.9% per annum and the terms were restated to reflect new monthly payments of principal and interest of $69,000, based on a 25-year amortization with the outstanding principal due at maturity. At January 31, 2015 the balance of the real estate mortgage loan totaled $11.4 million, net of discount, of which $345,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on January 23, 2019. The mortgage loan has been refinanced and the interest rate has been modified since such date. The interest rate was 4.00% per annum and quarterly payments of principal and interest of approximately $248,000 were due, based on a 20-year amortization with the outstanding principal due at maturity. In January 2014, we again amended the mortgage loan to modify the interest rate. The interest rate was reduced to 3.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of approximately $68,000, based on a 20-year amortization with the outstanding principal due at maturity. At January 31, 2015, the balance of the real estate mortgage loan totaled $11.5 million, net of discount, of which approximately $446,000 is due within one year.

The real estate mortgage loans contain certain covenants. We are not aware of any non-compliance with any of the covenants. If the we violate any covenants, the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. A covenant violation could constitute a cross-default under our senior credit facility, the letter of credit facilities and the indenture relating to our senior subordinated notes resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Contractual Obligations and Commercial Contingent Commitments

The following tables illustrate the balance of our contractual obligations and commercial contingent commitments as of January 31, 2015:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt, net of interest	$173,196	$791	$1,729	$161,048	$9,628
Interest on long-term debt (1)	45,085	12,641	25,193	7,031	220
Operating leases	185,796	21,907	40,368	33,765	89,756
Capital leases	77	77	—	—	—
Employee agreements	4,000	2,500	1,000	500	—
Pension liability	45,829	45,829	—	—	—
Royalty minimum guaranties	23,046	9,869	12,517	660	—

Total contractual obligations	$477,029	$93,614	$80,807	$203,004	$99,604

(1)	Includes interest payments based on contractual terms and excludes interest on the senior credit facilty, which typically approximates. $1.0 million per year.

	Amount of Contingent Commitment Expiration Per Period
	(in thousands)
Other Commercial Contingent Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$11,595	$11,595	$—	$—	$—

Total commercial commitments	$11,595	$11,595	$—	$—	$—

Total contractual obligations and other commercial contingent commitments	$488,624	$105,209	$80,807	$203,004	$99,604

At January 31, 2015, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest and penalties totaling $1.0 million. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur in relation to these liabilities.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our financial position and results of operations as of and for the fiscal year ended January 31, 2015.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial statements represents the potential changes in the fair value, earnings or cash flows arising from changes in interest rates. We manage this exposure through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Our policy allows the use of derivative financial instruments for identifiable market risk exposure, including interest rate. We currently do not have any derivative financial instruments for identifiable market risk.

The table below provides information about our financial instruments that are sensitive to changes in interest rates:

	Less than 1 yr 2016	1 - 3 yrs		4 - 5 yrs		After 5 yrs Thereafter		Fair Value 2015
		2017	2018	2019	2020		Total
Long-term Liabilities:
7 7/8% Senior Subordinated Notes Payable	$0.0	$0.0	$0.0	$0.0	$150.0	$0.0	$150.0	$157.0
Fixed Interest Rate	7.88%	7.88%	7.88%	7.88%	7.88%	N/A	N/A

Real Estate Mortgage Loan	$0.4	$0.4	$0.4	$0.4	$0.4	$9.6	$11.6	$11.6
Fixed Interest Rate	3.90%	3.90%	3.90%	3.90%	3.90%	3.90%	3.90%

Real Estate Mortgage Loan	$0.4	$0.5	$0.5	$10.2	$0.0	$0.0	$11.6	$11.6
Fixed Interest Rate	3.25%	3.25%	3.25%	3.25%	3.25%	N/A	3.25%

Senior Credit Facility	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Average Variable Interest Rate (A)	1.93%	1.93%	1.93%	1.93%	N/A	N/A	1.93%

(A)	The senior credit facility has a variable rate of interest of either 1) the published prime lending rate or 2) the Eurodollar rate with adjustments of both rates based on meeting certain financial conditions.

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

See pages F-1 through F-52 appearing at the end of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015.

The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of January 31, 2015 in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

April 14, 2015

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Management determined that, as of January 31, 2015, our internal control over financial reporting was effective.

Our internal control over financial reporting as of January 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is which is included in Part II, Item 8.

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

Information regarding our directors and executive officers required by this item is included in our Proxy Statement relating to our 2015 Annual Meeting under the captions “Election of Directors” and is incorporated herein by reference.

Information regarding our audit committee and our audit committee financial expert required by this item is included in our Proxy Statement relating to our 2015 Annual Meeting under the caption “Corporate Governance- Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is included in our Proxy Statement relating to our 2015 Annual Meeting under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our directors, officers, and employees. The Code of Ethics is posted on our website at www.pery.com. Amendments to, and waivers granted under, our Code of Ethics, if any, will be posted to our website as well.

Information describing any material changes to the procedures by which security holders may recommend nominees to our Board of Directors is included in our Proxy Statement related to our 2015 Annual Meeting under the caption “Corporate Governance-Meetings and Committees of the Board of Directors.”

Item 11.	Executive Compensation

Information required by this item is included in our Proxy Statement related to our 2015 Annual Meeting under the captions “Executive Compensation”, “Compensation Discussion and Analysis,” “Director Compensation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is included in our Proxy Statement related to our 2015 Annual Meeting under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is included in our Proxy Statement related to our 2015 Annual Meeting under the captions “Certain Relationships and Related Transactions” and “Corporate Governance-Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this item is included in our Proxy Statement related to our 2015 Annual Meeting Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

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

(3)	Exhibits

Exhibit No.	Exhibit Description	Where Filed

3.1	Registrant’s Amended and Restated Articles of Incorporation	Filed as an Exhibit to the Registrant’s Proxy Statement for its 1998 Annual Meeting and incorporated herein by reference.

3.2	Articles of Amendment to Articles of Incorporation	Filed as an Annex to the Registrant’s Proxy Statement for its 2003 Annual Meeting and incorporated herein by reference.

3.3	Registrant’s Amended and Restated Bylaws	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Perry Ellis International, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 8, 2014 and incorporated herein by reference.

3.5	Third Restated Articles of Incorporation of Perry Ellis International, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 8, 2014 and incorporated herein by reference.

3.6	Fourth Restated Articles of Incorporation of Perry Ellis International, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 6, 2015 and incorporated herein by reference.

Exhibit No.	Exhibit Description	Where Filed

4.1	Form of Common Stock Certificate	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

4.7	Indenture by and among Perry Ellis International, Inc., the Subsidiary Guarantors party thereto and U.S. Bank Trust National Association dated March 8, 2011	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-167728) dated December 23, 2014and incorporated herein by reference.

4.8	First Supplemental Indenture by and among Perry Ellis International, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association dated March 8, 2011	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 14, 2011 and incorporated herein by reference.

4.9	Form of Perry Ellis International, Inc. 7.875% Senior Subordinated Note due April 1, 2019 (set forth in Exhibit A to Exhibit 4.8 above)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 14, 2011 and incorporated herein by reference.

10.1	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Officers (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 and incorporated herein by reference.

10.4	Profit Sharing Plan (1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-96304) and incorporated herein by reference.

10.5	Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Proxy Statement for its 2000 Annual Meeting and incorporated herein by reference.

10.7	2002 Stock Option Plan (1)	Filed as an Annex to the Registrant’s Proxy Statement for its 2002 Annual Meeting and incorporated herein by reference.

10.12	Form of Stock Option Agreement pursuant to the 2002 Stock Option Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004 and incorporated herein by reference.

10.25	Form of Stock Option Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.

10.26	Form of Restricted Stock Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.

10.34	Promissory Note dated June 7, 2006 in favor Commercebank, N.A.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 13, 2006 and incorporated herein by reference.

Exhibit No.	Exhibit Description	Where Filed

10.35	Mortgage and Security Agreement dated June 7, 2006 in favor Commercebank, N.A.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 13, 2006 and incorporated herein by reference.

10.46	Amended Form of Restricted Stock Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and incorporated herein by reference.

10.53	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2010, and incorporated herein by reference.

10.56	Form of Performanced-Based Restricted Stock Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.57	Form of Restricted Stock Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.58	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.59	Form of Non-Qualified Stock Option Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.60	Amended and Restated Loan and Security Agreement dated December 2, 2011 among Perry Ellis International, Inc., the subsidiaries named as Borrowers or Guarantors therein, the Lenders named therein, Wells Fargo Bank, National Association, as agent for the Lenders, and Bank of America, N.A., as syndication agent	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 2, 2011, and incorporated herein by reference.

10.61	Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Annex to the Registrant’s Proxy Statement for its 2011 Annual Meeting and incorporated herein by reference.

10.62	2011 Management Incentive Compensation Plan (1)	Filed as an Annex to the Registrant’s Proxy Statement for its 2011 Annual Meeting and incorporated herein by reference.

10.63	Form of Performance-Based Units Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2013, and incorporated herein by reference.

Exhibit No.	Exhibit Description	Where Filed

10.64	Employment Agreement dated September 9, 2013 between Stanley Silverstein and the Registrant (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 11, 2013, and incorporated herein by reference.

10.65	Amendment No. 1 dated January 9, 2014 to the Amended and Restated Loan and Security Agreement dated as of December 2, 2011 among Perry Ellis International, Inc., the subsidiaries named as Borrowers or Guarantors therein, the Lenders named therein, Wells Fargo Bank, National Association, as agent for the Lenders, and Bank of America, N.A., as syndication agent	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 9, 2014 and incorporated herein by reference.

10.66	Employment Agreement by and between Perry Ellis International, Inc. and George Feldenkreis (1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated May 10, 2013 and incorporated herein by reference.

10.67	Employment Agreement by and between Perry Ellis International, Inc. and Oscar Feldenkreis (1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated May 10, 2013 and incorporated herein by reference.

10.1	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Officers (1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 8, 2014 and incorporated herein by reference.

16.1	Letter from Deloitte & Touche LLP dated September 18, 2013	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 18, 2013 and incorporated herein by reference.

21.1	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered certified public accounting firm regarding financial statements and internal controls over financial reporting of the Registrant	Filed herewith.

23.2	Consent of Deloitte & Touche LLP, registered public accounting firm regarding financial statements and internal controls over financial reporting of the Registrant	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith.

Exhibit No.	Exhibit Description	Where Filed

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Management Contract or Compensation Plan.

(b)	Item 601 Exhibits

The exhibits required by Item 601 of Regulation S-K are set forth in (a) (3) above.

(c)	Financial Statement Schedules

The financial statement schedules required by Regulation S-K are set forth in (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERRY ELLIS INTERNATIONAL, INC.

Dated: April 14, 2015	By:	/s/ GEORGE FELDENKREIS
George Feldenkreis Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/S/ GEORGE FELDENKREIS George Feldenkreis	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 14, 2015

/S/ OSCAR FELDENKREIS Oscar Feldenkreis	Vice Chairman of the Board, President, Chief Operating Officer and Director	April 14, 2015

/S/ ANITA BRITT Anita Britt	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2015

/S/ JOE ARRIOLA Joe Arriola	Director	April 14, 2015

/S/ JANE DEFLORIO Jane DeFlorio	Director	April 14, 2015

/S/ JOSEPH P. LACHER Joseph P. Lacher	Director	April 14, 2015

/S/ J. DAVID SCHEINER J. David Scheiner	Director	April 14, 2015

/S/ ALEXANDRA WILSON Alexandra Wilson	Director	April 14, 2015

INDEX TO FINANCIAL STATEMENTS

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

Perry Ellis International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive (loss) income, of changes in stockholders’ equity and of cash flows for the year then ended present fairly, in all material respects, the financial position of Perry Ellis International, Inc. and its subsidiaries at January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the year ended January 31, 2015 and February 1, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework—2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

April 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Perry Ellis International, Inc.

Miami, Florida

We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows of Perry Ellis International, Inc. and subsidiaries (the “Company”) for the year ended February 2, 2013. Our audit also included the financial statement schedule for the year ended February 2, 2013 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Perry Ellis International, Inc. and subsidiaries for the year ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended February 2, 2013, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 28 to the consolidated financial statements, the accompanying financial statements have been retrospectively adjusted for a change in the reporting entity structure.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Miami, Florida

April 16, 2013

(April 15, 2014 as to Note 28)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	January 31, 2015	February 1, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$43,547	$26,989
Accounts receivable, net	137,432	146,392
Inventories	183,734	206,602
Investments, at fair value	19,996	15,398
Deferred income taxes	725	14,060
Prepaid income taxes	6,384	7,579
Prepaid expenses and other current assets	7,124	7,369

Total current assets	398,942	424,389

Property and equipment, net	64,633	59,912
Other intangible assets, net	210,201	211,485
Goodwill	6,022	6,022
Other assets	5,191	4,927

TOTAL	$684,989	$706,735

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$117,789	$112,442
Accrued expenses and other liabilities	22,355	24,642
Accrued interest payable	4,045	4,095
Unearned revenues	4,856	5,013
Deferred pension obligation	8,930	—
Deferred income taxes	797	—

Total current liabilities	158,772	146,192

Senior subordinated notes payable, net	150,000	150,000
Senior credit facility	—	8,162
Real estate mortgages	22,109	22,844
Deferred pension obligation	—	9,862
Unearned revenues and other long-term liabilities	15,009	14,732
Deferred income taxes	37,082	7,410

Total long-term liabilities	224,200	213,010

Total liabilities	382,972	359,202

Commitment and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 16,128,775 shares issued and outstanding as of January 31, 2015 and 15,901,956 shares issued and outstanding as of February 1, 2014	161	159
Additional paid-in-capital	161,336	155,522
Retained earnings	169,102	206,277
Accumulated other comprehensive loss	(12,852)	(7,468)

Total	317,747	354,490
Treasury stock at cost; 770,753 shares as of January 31, 2015 and 400,516 shares as of February 1, 2014	(15,730)	(6,957)

Total equity	302,017	347,533

TOTAL	$684,989	$706,735

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

(amounts in thousands, except per share data)

	January 31, 2015	February 1, 2014	February 2, 2013
Revenues:
Net sales	$858,237	$882,573	$942,451
Royalty income	31,735	29,651	27,102

Total revenues	889,972	912,224	969,553
Cost of sales	586,968	609,436	652,352

Gross profit	303,004	302,788	317,201
Operating expenses:
Selling, general and administrative expenses	268,783	272,716	263,854
Depreciation and amortization	12,198	12,626	13,896
Impairment on assets	—	42,977	3,516

Total operating expenses	280,981	328,319	281,266

Gain on sale of long-lived assets	885	6,162	410

Operating income (loss)	22,908	(19,369)	36,345
Interest expense	14,291	15,025	14,836

Net income (loss) before income taxes	8,617	(34,394)	21,509
Income tax provision (benefit)	45,792	(11,615)	6,708

Net (loss) income	$(37,175)	$(22,779)	$14,801

Net (loss) income per share:
Basic	$(2.50)	$(1.52)	$1.01

Diluted	$(2.50)	$(1.52)	$0.97

Weighted average number of shares outstanding
Basic	14,856	14,988	14,715
Diluted	14,856	14,988	15,315

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED

(amounts in thousands)

	January 31, 2015	February 1, 2014	February 2, 2013
Net (loss) income	$(37,175)	$(22,779)	$14,801

Other comprehensive (loss) income:
Foreign currency translation adjustments, net	(3,211)	(679)	171
Unrealized (loss) gain on pension liability, net of tax (1)	(2,219)	1,310	(53)
Unrealized gain (loss) on investments	46	(39)	—

Total other comprehensive (loss) income	(5,384)	592	118

Comprehensive (loss) income	$(42,559)	$(22,187)	$14,919

(1)	Unrealized (loss) gain on pension liability for the twelve months ended January 31, 2015, February 1, 2014 and February 2, 2013 is net of tax provision (benefit) in the amount of $0, $831 and ($34), See footnote 21 to the consolidated financial statements for further information.

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2015, FEBRUARY 1, 2014 AND FEBRUARY 2, 2013

(amounts in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	ACCUMULATED OTHER COMPRE- HENSIVE (LOSS) INCOME	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT
BALANCE, JANUARY 28, 2012	16,787,161	$167	$160,997	$(15,958)	$(8,178)	$229,467	$366,495
Exercise of stock options	355,056	4	1,800	—	—	—	1,804
Exercise of warrants	106,508	1	(1)	—	—	—	—
Tax benefit of restricted shares and non-qualified stock options	—	—	1,554	—	—	—	1,554
Restricted shares and options issued as compensation	(632,045)	(6)	4,268	—	—	—	4,262
Net income	—	—	—	—	—	14,801	14,801
Purchase of treasury stock	—	—	—	(2,582)	—	—	(2,582)
Dividends	—	—	—	—	—	(15,212)	(15,212)
Retirement of treasury stock	(1,290,022)	(13)	(18,527)	18,540	—	—	—
Other comprehensive income	—	—	—	—	118	—	118

BALANCE, FEBRUARY 2, 2013	15,326,658	153	150,091	—	(8,060)	229,056	371,240
Exercise of stock options	33,230	—	154	—	—	—	154
Tax benefit of restricted shares and non-qualified stock options	—	—	(1)	—	—	—	(1)
Restricted shares and options issued as compensation	542,068	6	5,278	—	—	—	5,284
Net loss	—	—	—	—	—	(22,779)	(22,779)
Purchase of treasury stock	—	—	—	(6,957)	—	—	(6,957)
Other comprehensive income	—	—	—	—	592	—	592

BALANCE, FEBRUARY 1, 2014	15,901,956	159	155,522	(6,957)	(7,468)	206,277	347,533
Exercise of stock options	36,043	—	404	—	—	—	404
Tax benefit of restricted shares and non-qualified stock options	—	—	(272)	—	—	—	(272)
Restricted shares and options issued as compensation	212,585	2	6,033	—	—	—	6,035
Restricted shares withheld for income taxes	(21,809)	—	(351)	—	—	—	(351)
Net loss	—	—	—	—	—	(37,175)	(37,175)
Purchase of treasury stock	—	—	—	(8,773)	—	—	(8,773)
Other comprehensive loss	—	—	—	—	(5,384)	—	(5,384)

BALANCE, JANUARY 31, 2015	16,128,775	$161	$161,336	$(15,730)	$(12,852)	$169,102	$302,017

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

(amounts in thousands)

	January 31, 2015	February 1, 2014	February 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(37,175)	$(22,779)	$14,801
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,933	13,211	13,943
Provision for bad debts	812	(98)	331
Impairment on assets	—	42,977	3,516
Amortization of debt issue costs	645	705	712
Amortization of premiums and discounts	413	113	53
Amortization of unrealized (gain) loss on pension liability	399	534	524
Deferred income taxes	43,730	(14,875)	2,651
Share-based compensation	6,035	5,284	4,262
Gain on sale of long-lived assets, net	(885)	(6,162)	(389)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	6,459	28,049	(29,130)
Inventories	20,116	(23,925)	15,343
Prepaid income taxes	1,090	(270)	1,090
Prepaid expenses and other current assets	167	1,099	(1,368)
Other assets	(408)	(244)	477
Accounts payable and accrued expenses	4,202	(20,780)	54,129
Accrued interest payable	(50)	34	(125)
Unearned revenues and other liabilities	210	564	(588)
Deferred pension obligation	(3,550)	(3,217)	(3,251)

Net cash provided by operating activities	55,143	220	76,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,733)	(22,243)	(9,840)
Purchase of investments	(31,501)	(15,437)	—
Proceeds from investments maturities	26,592	—	—
Deposit on sale of intangible asset	—	—	2,625
Proceeds on sale of intangible asset	—	4,875	—
Proceeds on termination of life insurance	245	3,559	—
Proceeds from note receivable	250	—	—
Proceeds on sale of long-lived assets, net	—	1,892	760
Payment on purchase of intangible assets	—	—	(7,000)
Proceeds in connection with purchase price adjustment	—	—	4,547

Net cash used in investing activities	(21,147)	(27,354)	(8,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	234,137	415,885	288,312
Payments on senior credit facility	(242,299)	(407,723)	(309,991)
Dividends paid to stockholders	—	—	(14,992)
Purchase of treasury stock	(8,773)	(6,957)	(2,582)
Payments on real estate mortgages	(792)	(1,385)	(727)
Payments on capital leases	(301)	(318)	(363)
Deferred financing fees	—	(327)	(100)
Proceeds from exercise of stock options	404	154	1,804
Tax benefit from exercise of equity instruments	(161)	83	1,554

Net cash used in financing activities	(17,785)	(588)	(37,085)

Effect of exchange rate changes on cash and cash equivalents	347	(246)	(147)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,558	(27,968)	30,841
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	26,989	54,957	24,116

CASH AND CASH EQUIVALENTS AT END OF YEAR	$43,547	$26,989	$54,957

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

(amounts in thousands)

	January 31, 2015	February 1, 2014	February 2, 2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,283	$14,173	$14,553

Income taxes	$662	$1,608	$6,310

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Capital lease financing	$—	$—	$888

Accrued purchases of property and equipment	$185	$3	$12

Unrealized (loss) gain on pension liability included in comprehensive (loss) income	$(2,219)	$1,310	$(53)

Investment in joint venture	$—	$—	$396

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

Perry Ellis International, Inc. and Subsidiaries (the “Company”) is one of the leading apparel companies in the United States and manages a portfolio of major brands, some of which were established over 100 years ago. The Company designs, sources, markets and licenses products nationally and internationally at multiple price points and across all major levels of retail distribution. The Company’s portfolio of highly recognized brands includes: Axist®, Ben Hogan®, Cubavera®, Farah®, Grand Slam®, Jantzen®, John Henry®, Laundry by Shelli Segal®, Original Penguin® by Munsingwear® (“Original Penguin”), Perry Ellis®, Rafaella® and Savane®. We also (i) license the Callaway Golf® brand, Jack Nicklaus® brand and PGA Tour® brand for golf apparel, (ii) license the Jag® brand for men’s and women’s swimwear and cover-ups and (iii) license the Nike® brand for swimwear and swimwear accessories.

The periods presented in these financial statements are the fiscal years ended January 31, 2015 (“fiscal 2015”), February 1, 2014 (“fiscal 2014”) and February 2, 2013 (“fiscal 2013”). Fiscal 2015 and 2014 each contained 52 weeks while fiscal 2013 contained 53 weeks.

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

INVESTMENTS—The Company’s investments include marketable securities and certificates of deposit for the fiscal years ended January 31, 2015 and February 1, 2014. All investments are classified as available-for-sale. Investments are stated at fair value. The estimated fair value of the marketable securities is based on quoted prices in an active market. Gains and losses on investment transactions are determined using the specific identification method and are recognized in income based on trade dates. Unrealized gains and losses on securities available-for-sale are included in accumulated other comprehensive income until realized. Management evaluates securities held with unrealized losses for other-than-temporary impairment at least on a quarterly basis. Consideration is given to (a) the length of time and the extent to which the fair value has been less than cost; (b) the financial condition and near-term prospects of the issuer; and (c) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

INTANGIBLE ASSETS AND GOODWILL—As of January 31, 2015, intangible assets were comprised of trademarks, goodwill and customer lists. The trademarks and goodwill were identified as intangible assets with indefinite useful lives, and accordingly, are not being amortized. The Company assesses the carrying value of intangible assets and goodwill at least annually. Customer lists were identified as intangible assets with finite useful lives and are amortized using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.

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

The Company recorded a $0.9 million and $3.5 million impairment charge, in fiscal 2014 and 2013, respectively, to reduce the net carrying value of certain long-lived assets (primarily real property and leaseholds) to their estimated fair value, considered a level 3 fair value measure. There was no such impairment charge for fiscal 2015. Impairment charges are included in impairment on assets in the accompanying consolidated statements of operations.

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

ADVERTISING AND RELATED COSTS—The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $15.2 million, $16.4 million and $14.9 million for the years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively, and are included in selling, general and administrative expenses.

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

REVENUE RECOGNITION—Sales are recognized at the time title transfers to the customer, generally upon shipment. Trade allowances and a provision for estimated returns and other allowances are recorded at the time sales are made, considering historical and anticipated trends. The Company records revenues net of corresponding sales taxes. Retail store revenue is recognized net of estimated returns and corresponding sales tax at the time of sale to consumers. The Company operates predominantly in North America, with 91% of its sales in that market. Four customers accounted for approximately 14%, 10%, 10% and 10%, respectively, of net sales for fiscal 2015. Two customers accounted for approximately 11% and 10%, respectively, of net sales for fiscal 2014. Two customers accounted for approximately 14% and 10%, respectively, of net sales for fiscal 2013. Sales to these customers are included in the Men’s Sportswear and Swim, as well as, the Women’s Sportswear segments. A significant decrease in business from or loss of any of the major customers could harm the financial condition of the Company by causing a significant decline in revenues attributable to such customers. The Company does not believe that concentrations of credit risk represent a material risk of loss with respect to its financial position as of January 31, 2015.

Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. A liability for unearned royalty income is recognized when licensees pay contractual obligations before being earned or when up-front fees are collected. This liability is recognized as royalty income over the applicable term of the respective license agreement.

ADVERTISING REIMBURSEMENTS—The majority of the Company’s license agreements require licensees to reimburse the Company for advertising placed on behalf of the licensees based on a percentage of the licensees’ net sales. The Company records earned advertising reimbursements received from its licensees as a reduction of the related advertising costs in selling, general and administrative expenses. For the fiscal years 2015, 2014 and 2013, the Company has reduced selling, general and administrative expenses by $6.8 million, $5.9 million and $5.8 million of licensee reimbursements, respectively. Unearned advertising reimbursements result when a licensee pays required reimbursements prior to the Company incurring the advertising expense. A liability is recorded for these unearned advertising reimbursements.

FOREIGN CURRENCY TRANSLATION—For the Company’s international operations, local currencies are generally considered their functional currencies. The Company translates assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and revenue and expenses are translated at average monthly exchange rates. Translation adjustments resulting from this process are recorded in stockholders’ equity as a component of accumulated other comprehensive (loss) income. Transactions in foreign currencies during the year are re-measured at rates of exchange at the date of the transaction. Gains and losses related to re-measurement of items arising through operating activities are included in the accompanying consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted (loss) income per share:

	2015	2014	2013
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(37,175)	$(22,779)	$14,801

Denominator:
Basic—weighted average shares	14,856	14,988	14,715
Dilutive effect: equity awards	—	—	600
Diluted—weighted average shares	14,856	14,988	15,315

Basic (loss) income per share	$(2.50)	$(1.52)	$1.01

Diluted (loss) income per share	$(2.50)	$(1.52)	$0.97

Antidilutive effect: (1)	1,748	1,945	1,048

(1)	Represents weighted average of stock options to purchase shares of common stock, SARS and unvested restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

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

For fiscal 2015, 2014 and 2013, approximately $6.0 million, $5.3 million and $4.3 million in compensation expense has been recognized in selling, general and administrative expenses in the consolidated statements of operations related to stock options, SARS and restricted stock, respectively. During fiscal 2014 and 2013, the Company reversed $0.3 million and $0.4 million, respectively, of previously recognized compensation expense into earnings, since it was no longer probable that the previously established performance targets would be met and those equity awards were no longer expected to vest. Compensation expense for these awards is based on the fair value at the original grant date. During fiscal 2015, 2014, and 2013, the Company received cash of $0.4 million, $0.2 million, and $1.8 million, respectively, from the exercise of stock options and realized a tax benefit of approximately ($0.2) million, $0.1 million, and $1.6 million, respectively, from such exercises.

The fair value of restricted stock awards is based on the quoted market price on the date of grant. The fair value of the options is estimated at the date of grant using the Black-Scholes Option Pricing Model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including: expected volatility based on the expected price of the Company’s common stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercises and employee terminations; and dividend yield based on the Company’s history and expectation of dividend payments. Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in fiscal years 2015, 2014 and 2013 was $10.22, $10.06 and $10.32, respectively.

The following weighted-average assumptions for 2015, 2014 and 2013 were derived from the Black-Scholes model and used to determine the fair value of stock options:

	2015	2014	2013
Risk free interest	2.2 - 2.4%	2.4% - 2.7%	2.4%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors	62.3% - 63.3%	63.7% - 64.8%	65.4% - 66.1%
Weighted-average life (years)	5.0	5.0	5.0

RECENT ACCOUNTING PRONOUNCEMENTS—In March 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-05, “Foreign Currency Matters.” Accounting Standards Update (“ASU”) No. 2013-05 indicates that a cumulative translation adjustment (“CTA”) is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the CTA associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated), or step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). ASU No. 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU No. 2013-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU No. 2013-05 did not have a material impact on the Company’s results of operations or the Company’s financial position.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.” Under the amendments of this update an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The provisions of this update were effective prospectively for the Company in fiscal years beginning after December 15, 2013, and for the interim periods within such fiscal years with early adoption and retrospective application permitted. The adoption of ASU No. 2013-11 did not have a material impact on the Company’s results of operations or the Company’s financial position.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Companies can choose to apply the ASU using either the full retrospective approach or a modified retrospective approach. The Company is currently evaluating both methods of adoption and the impact, if any, that the adoption of this ASU will have on the Company’s results of operations or the Company’s financial position.

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

4.	Accounts Receivable

Accounts receivable consisted of the following as of:

	January 31, 2015	February 1, 2014
	(in thousands)
Trade accounts	$150,515	$160,332
Royalties	6,662	5,998
Other receivables	1,034	1,483

Total	158,211	167,813
Less: Allowances	(20,779)	(21,421)

Total	$137,432	$146,392

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

5.	Inventories

Inventories consisted of the following as of:

	January 31,	February 1,
	2015	2014
	(in thousands)
Finished goods	$183,468	$205,971
Raw materials and in process	266	631

Total	$183,734	$206,602

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

6.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of:

	January 31,	February 1,
	2015	2014
	(in thousands)
Prepaid expenses	6,861	7,134
Other current assets	263	235

Total	$7,124	$7,369

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

The Company’s investments include marketable securities and certificates of deposit at January 31, 2015 and February 1, 2014. Marketable securities are classified as available-for-sale and consist of corporate bonds with maturity dates less than one year. Certificates of deposit are classified as available-for-sale with $7.1 million with maturity dates within one year or less and $0.6 million with maturity dates over one year and less than two years. Investments are stated at fair value. The estimated fair value of the marketable securities is based on quoted prices in an active market (Level 1 fair value measures).

Investments consisted of the following as of January 31, 2015:

		Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Marketable securities	$12,247	$9	$0	$12,256
Certificates of deposit	7,742	1	(3)	7,740

Total investments	$19,989	$10	$(3)	$19,996

Investments consisted of the following as of February 1, 2014:

		Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Marketable securities	$10,636	$1	$(39)	$10,598
Certificates of deposit	4,801	2	(3)	4,800

Total investments	$15,437	$3	$(42)	$15,398

8.	Property and Equipment

Property and equipment consisted of the following as of:

	January 31,	February 1,
	2015	2014
	(in thousands)
Furniture, fixtures and equipment	$79,225	$74,188
Buildings and building improvements	19,719	19,614
Vehicles	569	771
Leasehold improvements	47,807	40,335
Land	9,488	9,488

Total	156,808	144,396
Less: accumulated depreciation and amortization	(92,175)	(84,484)

Total	$64,633	$59,912

The above table of property and equipment includes assets held under capital leases as of:

	January 31,	February 1,
	2015	2014
	(in thousands)
Furniture, fixtures and equipment	$888	$938
Less: accumulated depreciation and amortization	(791)	(543)

Total	$97	$395

Depreciation and amortization expense relating to property and equipment amounted to $12.0 million, $12.3 million and $13.0 million for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively. These amounts include amortization expense for leased property under capital leases.

9.	Other Intangible Assets

Trademarks

Trademarks, included in other intangible assets, net, are considered indefinite-lived assets and totaled $205.5 million at January 31, 2015 and $205.9 million at February 1, 2014.

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

The Company estimates the fair value of the trademarks based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of trademark assets. The cash flow models the Company uses to estimate the fair values of its trademarks involve several assumptions. The fair values are considered to be Level 3 fair value measures due to the use of significant unobservable inputs. Changes in these assumptions could materially impact the Company’s fair value estimates. Assumptions critical to the fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the trademarks; (ii) royalty rates used in the trademark valuations; (iii) projected revenue growth rates; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and could change in the future based on period-specific facts and circumstances. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain.

As a result of the annual trademark impairment analysis performed during the fiscal years ended January 31, 2015 and February 2, 2013, the Company determined that the estimated fair value of the trademarks exceeded their carrying value. As a result of the annual trademark impairment analysis performed during the fiscal year February 1, 2014, the Company determined that the carrying value of certain trademarks exceeded their estimated fair value. Accordingly, the Company recorded non-cash, pre-tax charges of $34.3 million to reduce the value of these trademarks, which are assigned to the Licensing segment, to their estimated fair values. The impairments resulted from a decline in the future anticipated cash flows from these trademarks, which was due, in part, to the economic challenges and market conditions in the apparel industry at such time. Impairment charges are included in impairment on assets in the accompanying consolidated statements of operations.

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

Based on the annual goodwill impairment analysis performed during the fiscal year ended January 31, 2015 and February 2, 2013, the Company determined that the estimated fair value of goodwill exceeded the carrying value, respectively. As a result of the annual goodwill impairment analysis performed during fiscal year ended February 1, 2014, the Company determined that the carrying value exceeded the estimated fair value of goodwill. Accordingly, the Company recorded non-cash, pre-tax charges of $7.8 million to reduce the value of goodwill, which is assigned to the Women’s Sportswear segment, and are included in impairment on assets in the accompanying consolidated statements of operations. The carrying value of goodwill existing in the Company’s Women’s Sportswear segment was approximately $6.0 million and $6.0 million, as of January 31, 2015 and February 1, 2014.

Other

Other intangible assets represent customer lists as of:

	January 31,	February 1,
	2015	2014
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(3,782)	(2,863)

Total	$4,668	$5,587

For the years ended January 31, 2015 and February 1, 2014, amortization expense relating to customer lists amounted to approximately $0.9 million and $0.9 million, respectively. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the estimated amortization expense for future periods based on recorded amounts as of January 31, 2015, will be approximately $0.9 million a year from fiscal 2016 through fiscal 2017 and approximately $0.8 million a year from fiscal 2018 through fiscal 2019.

10.	Investment in Joint Venture

On April 20, 2012, the Company formed a joint venture, Manhattan China Limited, with China Outfitters Holdings Limited (“COHL”). Under the joint venture agreement, Manhattan China Limited has 10,000,000 initial authorized shares of capital (“joint venture shares”). COHL holds 7,500,000 joint venture shares, a 75% ownership interest in the joint venture, and the Company holds 2,500,000 joint venture shares, a 25% ownership interest in Manhattan China Limited, which is accounted for under the equity method. The Company has a put option to sell its 2,500,000 joint venture shares to COHL in exchange for cash or COHL shares at any time before April 20, 2020. As of January 31, 2015 and February 1, 2014 the Company’s investment in unconsolidated joint venture, which is classified as other long-term asset in the accompanying consolidated balance sheets, was approximately $0.4 million. There have been no significant operations to date.

11.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of:

	January 31,	February 1,
	2015	2014
	(in thousands)
Salaries and commissions	$3,702	$3,680
Royalties	2,992	4,035
Unearned advertising reimbursement	1,997	1,942
Insurance and rent	2,651	2,221
State sales and other taxes	2,364	2,812
Professional fees	1,299	728
Current portion—real estate mortgages	791	792
Other	6,559	8,432

Total	$22,355	$24,642

12.	Senior Subordinated Notes Payable

In March 2011, the Company issued $150 million 7 7/8% senior subordinated notes, due April 1, 2019. The proceeds of this offering were used to retire the $150 million 8 7/ 8% senior subordinated notes due September 15, 2013 and to repay a portion of the outstanding balance on the senior credit facility. The proceeds to the Company were $146.5 million yielding an effective interest rate of 8.0%.

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

On April 6, 2015, the Company elected to call for the partial redemption of $100 million of its $150 million 7.875% senior subordinated notes due 2019 and a notice of redemption was sent to all registered holders of the senior subordinated notes. The redemption price for the senior subordinated notes is equal to 103.938% of the principal amount of the senior subordinated notes, plus accrued and unpaid interest to, but not including, the redemption date, which will be on May 6, 2015.

13.	Senior Credit Facility

On January 9, 2014, the Company amended and restated its existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $125 million, subject to increases from time to time in increments of $25 million up to a maximum of $200 million. The Credit Facility has been extended through December 1, 2018. At January 31, 2015, the Company had no outstanding borrowings under the Credit Facility. At February 1, 2014, the Company had outstanding borrowings of $8.2 million under the Credit Facility.

In connection with the partial redemption of the Notes, on April 1, 2015, the Company entered into a commitment letter with Wells Fargo Bank, National Association, as agent under the Credit Facility, pursuant to which the maximum principal balance that may be outstanding under the Credit Facility will be increased by $75 million to a maximum of $200 million. The closing under the commitment letter is subject to customary closing conditions and is expected to occur not later than April 30, 2015.

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

14.	Letter of Credit Facilities

As of January 31, 2015, the Company maintained two U.S. dollar letter of credit facilities totaling $45.0 million and one letter of credit facility totaling $0.3 million utilized by its United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on the Company’s assets.

During fiscal 2014, the Company decreased the letter of credit sublimit in its Senior Credit Facility to $30.0 million. As of January 31, 2015 and February 1, 2014, there was $33.7 million and $33.5 million, respectively, available under the existing letter of credit facilities.

Amounts under letter of credit facilities consisted of the following as of:

	January 31, 2015	February 1, 2014
	(in thousands)
Total letter of credit facilities	$45,301	$45,329
Outstanding letters of credit	(11,595)	(11,858)

Total credit available	$33,706	$33,471

15.	Real Estate Mortgages

In July 2010, the Company paid off its then existing real estate mortgage loan and refinanced its main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. The interest rate has been modified since the refinancing date. The interest rate was 4.25% per annum and monthly payments of principal and interest of $71,000 were due, based on a 25-year amortization with the outstanding principal due at maturity. In July 2013, the Company amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 3.9% per annum and the terms were restated to reflect new monthly payments of principal and interest of $69,000, based on a 25-year amortization, with the outstanding principal due at maturity. At January 31, 2015, the balance of the real estate mortgage loan totaled $11.4 million, net of discount, of which $345,000 is due within one year.

In June 2006, the Company entered into a mortgage loan for $15 million secured by the Company’s Tampa facility. The loan is due on January 23, 2019. The mortgage loan has been refinanced and the interest rate has been modified since such date. The interest rate was 4.00% per annum and quarterly payments of principal and interest of approximately $248,000 were due, based on a 20-year amortization, with the outstanding principal due at maturity. In January 2014, the Company again amended the mortgage loan to modify the interest rate. The interest rate was reduced to 3.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of approximately $68,000, based on a 20-year amortization, with the outstanding principal due at maturity. At January 31, 2015, the balance of the real estate mortgage loan totaled $11.5 million, net of discount, of which approximately $446,000 is due within one year.

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

The contractual maturities of the real estate mortgages are as follows:

Fiscal year ending:

Amount
(in thousands)
2016	$791
2017	848
2018	881
2019	10,609
2020	439
Thereafter	9,628

23,196
Less discount	(296)

Total	$22,900

16.	Retirement Plan

The Company has a 401(k) Plan (the “Plan”) which includes a discretionary Company match that has ranged from 0% to 50% of the first 6% contributed to the Plan by eligible employees. Eligible employees may participate in the Plan upon the attainment of age 21, and completion of three continuous months of service. Participants may elect to contribute up to 60% of their compensation, subject to maximum statutory limits. The Company’s discretionary contributions to the Plan were approximately $1.0 million, $0.9 million and $0.8 million for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively.

17.	Benefit Plans

The Company sponsors two qualified pension plans as a result of the Perry Ellis Menswear acquisition that occurred in June 2003. The plans were frozen and merged as of December 31, 2003.

During fiscal 2015, the Board of Directors resolved to terminate the pension plan. Distribution of plan assets pursuant to the termination will not be made until the plan termination satisfies the regulatory requirements prescribed by the Internal Revenue Service and the Pension Benefit Guaranty Corporation, which is expected to occur in late 2015.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the plan years beginning February 2, 2014 and ended January 31, 2015, and a statement of the funded status as of January 31, 2015.

For the fiscal year ended:	January 31, 2015	February 1, 2014
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of plan year	$42,426	$44,893
Service cost	250	250
Interest cost	1,635	1,625
Actuarial gain (loss)	4,524	(1,401)
Lump sums plus annuities paid	(3,006)	(2,941)

Benefit obligation at end of plan year	$45,829	$42,426

Change in plan assets
Fair value of plan assets at beginning of plan year	$32,564	$30,207
Actual return on plan assets	4,380	2,425
Company contributions	2,961	2,873
Lump sums plus annuities paid	(3,006)	(2,941)

Fair value of plan assets at end of plan year	$36,899	$32,564

Unfunded status at end of plan year	$8,930	$9,862

The net unfunded amount is classified as a liability in the caption deferred pension obligation on the consolidated balance sheet. At January 31, 2015, the deferred loss included in accumulated other comprehensive loss was $11.8 million before tax and $8.1 million on an after-tax basis. At February 1, 2014, the deferred loss included in accumulated other comprehensive loss was $9.6 million before tax and $5.9 million on an after-tax basis. At February 2, 2013, the deferred loss included in accumulated other comprehensive loss was $11.8 million before tax and $7.2 million on an after-tax basis.

The following table provides the components of net benefit cost for the plans for the fiscal years ended:

	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
Service cost	$250	$250	$250
Interest cost	1,635	1,625	1,733
Expected return on plan assets	(2,398)	(2,219)	(2,033)
Amortization of unrecognized net loss	399	533	524

Net periodic benefit cost	$(114)	$189	$474

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table for the plan years ended:

	January 31, 2015	February 1, 2014
Discount rate	3.05%	4.00%
Rate of compensation increase	N/A	N/A

The assumptions used in the measurement of the net periodic benefit cost are as follows:

	January 31, 2015	February 1, 2014
Discount rate	3.05%	3.75%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	N/A	N/A

The pension plan weighted-average asset allocations by asset category are as follows:

	January 31, 2015	February 1, 2014
Asset category:
Equity securities	0.00%	57.60%
Debt securities	94.10%	29.00%
Cash	5.90%	13.40%

Total	100.00%	100.00%

The Company’s Investment Committee establishes investment guidelines and strategies, and regularly monitors the performance of the investments. The Company’s investment strategy with respect to pension assets is to invest the assets in accordance with applicable laws and regulations. The primary objectives for the Company’s pension assets are to (1) provide for a reasonable amount of growth of capital, without undue exposure to risk; and protect the assets from erosion of purchasing power, and (2) provide investment results that meet or exceed the plans’ actuarially assumed rate of return.

The fair value of plan assets by asset category is as follows:

	Fair Value Measurements At January 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset category:
Equity securities	$—	$—	$—	$—
Debt securities	34,722	—	—	34,722
Cash	2,177	—	—	2,177

Total	$36,899	$—	$—	$36,899

	At February 1, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset category:
Equity securities	$18,757	$—	$—	$18,757
Debt securities	9,444	—	—	9,444
Cash	4,363	—	—	4,363

Total	$32,564	$—	$—	$32,564

The expected future benefit payments are as follows for fiscal years ending:

Expected Future Benefits Payments	(in thousands)
2016	$45,829
Thereafter	—

The Company’s contributions for fiscal 2016 are expected to be approximately $9.0 million. The Company will review the funding status during fiscal 2016 and the incremental funding provisions may change in future periods.

18.	Unearned Revenues and Other Long-Term Liabilities

Unearned revenues and other long-term liabilities consisted of the following as of:

	January 31, 2015	February 1, 2014
	(in thousands)
Deferred rent long-term	$12,324	$9,567
Deferred gain long-term	878	1,835
Unearned revenue	688	1,438
Deferred advertising	688	1,438
Other	431	454

Total	$15,009	$14,732

In connection with an agreement entered into on January 25, 2007, with Falic Fashion Group, LLC, (“Falic”) the Company recorded an accounting gain from the sale of certain assets in the amount of approximately $9.6 million. The gain is being deferred over the term of the license agreement with Falic that was entered into simultaneously with the sale of the assets, as an adjustment to the effective royalty rate. As such, approximately $1.0 million and $1.0 million are recorded in unearned revenues and approximately $0.9 million and $1.8 million are recorded in unearned revenues and other long-term liabilities in the accompanying consolidated balance sheet as of January 31, 2015 and February 1, 2014, respectively.

19.	Income Taxes

For financial reporting purposes, income (loss) before income tax provision (benefit) includes the following components:

	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
Domestic	$1,404	$(46,948)	$11,084
Foreign	7,213	12,554	10,425

Total	$8,617	$(34,394)	$21,509

The income tax provision (benefit) consisted of the following components for each of the years ended:

	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
Current income taxes:
Federal	$398	$350	$2,244
State	505	40	(270)
Foreign	1,159	2,870	2,083

Total current income taxes	2,062	3,260	4,057

Deferred income taxes:
Federal	41,225	(12,728)	2,344
State	2,974	(2,018)	307
Foreign	(469)	(129)	—

Total deferred income taxes	43,730	(14,875)	2,651

Total	$45,792	$(11,615)	$6,708

The Company’s effective income tax rate was as follows for each of the years ended:

	January 31, 2015	February 1, 2014	February 2, 2013
Statutory federal income tax rate	35.0%	(35.0%)	35.0%
(Increase) decrease resulting from State income taxes, net of federal income tax benefit	(1.7%)	(6.4%)	1.5%
Foreign tax rate differential	(28.8%)	(6.7%)	(12.0%)
Change in reserves	3.3%	0.6%	(2.1%)
Change in valuation allowance	506.9%	3.6%	3.6%
Non-deductible items	14.7%	8.3%	2.4%
Other	2.0%	1.8%	2.8%

Total	531.4%	(33.8%)	31.2%

Deferred income taxes are provided for the temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of temporary differences were as follows, as of the years ended:

	January 31, 2015	February 1, 2014
	(in thousands)
Deferred tax assets:
Inventory	$6,631	$6,473
Accounts receivable	1,479	1,542
Accrued expenses	6,488	4,768
Advance payments	872	1,330
Net operating losses	18,667	17,309
Deferred pension obligation	3,723	4,065
Stock compensation	4,411	3,964
Other	9,388	8,855

	51,659	48,306

Deferred tax liabilities:
Intangible assets	(37,361)	(34,330)
Prepaid expenses	(1,436)	(1,326)
Other	(3)	(2)

	(38,800)	(35,658)

Valuation allowance	(50,013)	(5,998)

Net deferred tax asset (liability)	$(37,154)	$6,650

During fiscal 2009, the Company initially recorded a $1.0 million deferred tax asset with realized and unrealized losses associated with marketable securities. Management believes it is more likely than not that the related deferred tax asset associated with these losses will not be realized due to tax limitations imposed on the utilization of capital losses. During fiscal 2014, the deferred tax asset associated with these losses was reduced by $0.1 million relating to the expiration of capital loss carryforwards and the reassessment of the deferred tax rate. As such, the Company reduced the valuation allowance established against the asset not expected to be realized from the amount of $1.0 million for fiscal year 2013 to $0.9 million for fiscal years 2014 and 2015.

During fiscal years 2015 and 2014, the Company realized tax-effected losses of $0.5 million and $0.4 million, respectively, associated with the operations of its U.K. subsidiary. For U.K. tax purposes, the operating loss has an indefinite carryforward period. Based upon operating results from the three most recent fiscal years, including fiscal 2015, management of the Company has determined that its U.K. subsidiary represents a cumulative loss company. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary. The balance of the valuation allowance associated with the U.K. operating loss carryforward for fiscal 2015 and 2014 was $2.4 million and $2.2 million, respectively. During fiscal 2015, the net increase in valuation allowance was $0.2 million, which included an increase in the valuation allowance of $0.5 million related to the current year U.K. loss and a decrease in the valuation allowance of $0.3 million related to an adjustment to true-up the operating loss to the most recently filed U.K. tax return. There is no tax expense related to the increase of $0.2 million as the asset and valuation allowance changes offset each other.

During fiscal 2015, the Company realized cumulative tax-effected losses of $0.2 million associated with the operations of its Hong Kong subsidiary. Based upon operating results from the three more recent fiscal years, including fiscal 2015, management of the Company has determined that its Hong Kong subsidiary represents a cumulative loss company. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary. As such, during fiscal 2015, the Company established a $0.2 million valuation allowance against the Hong Kong operating loss carryforward.

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

The Company has available at January 31, 2015, a net federal operating tax loss carry-forward of approximately $34.8 million and an additional $0.3 million of net operating tax loss carry-forward from stock options which will benefit additional paid-in capital when the loss is utilized.

The following table reflects the expiration of the remaining federal net operating losses:

Fiscal Year	(in thousands)
2016	$—
2017 - 2022	22,288
2023 - 2026	8,827
Thereafter	3,697

$34,812

In addition to the Company’s U.S. federal net operating loss, the Company has reflected in its income tax provision deferred tax assets associated with net operating losses generated in various U.S. state jurisdictions. However, with respect to jurisdictions where the Company either has limited operations or statutory limitations on the use of acquired net operating losses, the ability to utilize such losses is restricted. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary, as the assets are not expected to be fully realized. The balance of the valuation allowance associated with U.S. state net operating losses in states where use is restricted for fiscal 2015 and 2014 was $2.7 million and $2.3 million, respectively. During fiscal 2015 and 2014, the valuation allowance increased by $0.4 million and $0.6 million, respectively.

At the end of fiscal 2015, the Company had a $1.4 million deferred tax asset relating to charitable contribution carryovers. These charitable contributions originated in fiscal years 2011 through 2015. Management believes it is more likely than not that the deferred tax asset associated with the charitable contributions that originated in 2011 through 2015 will not be realized during the carryforward period, which begins to expire in fiscal year 2016. The balance of the valuation allowance associated with charitable contributions whose use will be restricted due to carryforward limitations for fiscal 2015 and 2014 was $1.4 million and $0.6 million, respectively. During fiscal 2015 and 2014, the valuation allowance increased by $0.8 million and $0.6 million, respectively. During fiscal 2015 the deferred tax asset associated with the charitable contributions that originated in fiscal 2010 of $0.2 million expired without utilization. As such, the Company released the valuation allowance in the amount of $0.2 million which was maintained against these charitable contributions. Additionally, the Company established a valuation allowance in the amount of $1.0 million against the charitable contributions that originated in fiscal years 2012 through 2015.

During 2015, the Company recorded a valuation allowance of $42.4 million against the remaining deferred tax assets; including, but not limited to, the federal net operating loss carryforward and the U.S. state net operating loss carryforwards, whose utilization is not restricted by factors beyond the Company’s control. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. An accumulation of recent pretax losses is considered strong negative evidence in that evaluation. During the fourth quarter of fiscal 2015, unexpected labor disputes at the West Coast ports significantly disrupted the Company’s supply chain and its ability to deliver products to customers. This, along with the downturn in the Company’s performance during the past fiscal year, led to the cumulative pretax results for the past 36 months to reach or to nearly reach loss positions. The Company would be able to remove the valuation allowances in future periods when positive evidence outweighs the negative evidence from the relevant look-back period. However, the actual timing and amount of potential removal of the valuation allowances currently cannot be reliably estimated. The short-term consequence of being unable to record deferred tax benefits may cause the Company’s effective tax rate to change significantly from period to period.

Deferred taxes have not been recognized on approximately $76.8 million of unremitted earnings of certain foreign subsidiaries of the Company based on the “indefinite reversal” criteria. No provision is made for income tax that would be payable upon the distribution of earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability because of the complexity of the hypothetical calculation.

The federal and state income tax provisions do not reflect the tax savings resulting from deductions associated with the Company’s stock option plans. These savings were ($0.2) million, $0.1 million, and $1.5 million for fiscal 2015, 2014 and 2013, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2011 through 2015 are open tax years. The statute of limitations related to the Company’s 2011 and 2012 U.S. federal tax years was extended by agreement with the Internal Revenue Service until June 30, 2016. The Company’s state and foreign tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2005 through 2015, depending on each state’s particular statute of limitation. During the fiscal year ended January 31, 2015, the U.S. federal income tax return for fiscal year 2012 was selected for examination by the Internal Revenue Service. Furthermore, various other state and local income tax returns are also under examination by taxing authorities.

As of February 1, 2014, the Company had a $0.8 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.3 million. As of January 31, 2015, the Company had a $1.0 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.2 million. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

A reconciliation of the beginning balance of the Company’s unrecognized tax benefits and the ending amount of the unrecognized tax benefits is as follows as of:

	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
Balance at beginning of period	$841	$648	$1,445
Additions based on tax positions related to the current year	80	113	159
Deductions based on tax positions related to the current year	(7)	—	(60)
Additions for tax positions of prior years	327	192	23
Reductions for tax positions of prior years	(46)	(61)	(504)
Reductions due to lapses of statutes of limitations	—	(51)	(71)
Settlements	(177)	—	(344)

Balance at end of period	$1,018	$841	$648

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. During the fiscal years 2015, 2014 and 2013, the Company recognized approximately $0.1 million, $0.2 million and ($0.3) million in interest and penalties, respectively. The Company had approximately $0.2 million and $0.3 million for the payment of interest and penalties accrued at January 31, 2015 and February 1, 2014, respectively.

In the next twelve months it is reasonably possible the Company could resolve the examinations related to the 2011 and 2012 tax years.

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

Real estate mortgages. (classified within Level 2 of the valuation hierarchy)—The carrying amounts of the real estate mortgages were approximately $23.0 million and $24.0 million at January 31, 2015 and February 1, 2014, respectively. The carrying values of the real estate mortgages at January 31, 2015 and February 1, 2014, approximate their fair values since they were recently entered into and thus the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 1 of the valuation hierarchy)—The carrying amounts of the 7 7/8% senior subordinated notes payable were approximately $150.0 million at January 31, 2015 and February 1, 2014. The fair value of the 7 7/8% senior subordinated notes payable was approximately $157.0 million and $160.0 million as of January 31, 2015 and February 1, 2014, respectively, based on quoted market prices.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

21.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Unrealized Gain on Pension Liability	Foreign Currency Translation Adjustments, Net	Unrealized Loss on Investments	Total
	(in thousands)
Balance, February 1, 2014	$(5,866)	$(1,563)	$(39)	$(7,468)
Other comprehensive (loss) income before reclassifications	(2,618)	(3,211)	46	(5,783)
Amounts reclassified from accumulated other comprehensive loss	399	—	—	399

Balance, January 31, 2015	$(8,085)	$(4,774)	$7	$(12,852)

	Unrealized Gain on Pension Liability	Foreign Currency Translation Adjustments, Net	Unrealized Loss on Investments	Total
	(in thousands)
Balance, February 2, 2013	$(7,176)	$(884)	$—	$(8,060)
Other comprehensive income (loss) before reclassifications	984	(679)	(39)	266
Amounts reclassified from accumulated other comprehensive loss	326	—	—	326

Balance, February 1, 2014	$(5,866)	$(1,563)	$(39)	$(7,468)

A summary of the impact on the consolidated statements of operations line items is as follows:

	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
Amortization of defined benefit pension items
Actuarial losses	$399	$533	$524	Selling, general and administrative expenses
Tax benefit	—	(207)	(203)	Income tax benefit

Total, net of tax	$399	$326	$321

22.	Related Party Transactions

The Company leases approximately 16,000 square feet for administrative offices and approximately 50,000 square feet for warehouse distribution and retail. These facilities, which are owned by the Company’s Chairman of the Board of Directors and Chief Executive Officer, were originally leased by the Company under a 10-year lease for the office space and a 10-year lease for the warehouse and retail space. These facilities are in close proximity to the corporate office of the Company. During fiscal 2015, the Company amended the leases to extend the term for 60 months, beginning July 1, 2014 and expiring June 30, 2019. Beginning July 1, 2014, the basic monthly rent will be $41,750 and will increase 3% on the first of each of the remaining 12-month periods during the extended term. Rent expense, including insurance and taxes, for these leases amounted to approximately $610,000, or $9.25 per square foot, $602,000, or $9.13 per square foot and $587,000, or $8.90 per square foot, per square foot, for the years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively. The Company’s Governance Committee reviewed the terms of the lease extensions to ensure that they were reasonable and at market. This review included information from third party sources.

During the years ended January 31, 2015, February 1, 2014 and February 2, 2013, the Company was a party to an aircraft charter agreement with a third party, who chartered the aircraft from an entity controlled by the Chairman and the President and Chief Operating Officer (the “President”). There is no minimum usage requirement, and the charter agreement can be terminated with 60 days notice. The Company paid, under this agreement, to the third party $1.6 million, $1.5 million and $1.5 million for the years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively. On an annual basis, the Company’s Governance or Audit Committee reviews the terms of the current arrangement to ensure that it is at market. This review includes information from third party sources.

The Company is a party to licensing agreements with Isaco International, Inc. (“Isaco”), pursuant to which Isaco has been granted the exclusive license to use various Perry Ellis trademarks in the United States and Puerto Rico to market a line of men’s underwear, hosiery and loungewear. The principal shareholder of Isaco is the father-in-law of the Company’s President. Royalty income earned from the Isaco license agreements amounted to approximately $2.3 million, $2.2 million and $2.0 million for the years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively. The Company’s Governance or Audit Committee reviews renewals or extensions of the licensing agreements, to ensure that they are consistent with the terms and conditions of other license agreements of the Company.

The Company is party to an agreement with Sprezzatura Insurance Group LLC. Joseph Hanono, the grandson of the Company’s Chief Executive Officer, is a member of Sprezzatura Insurance Group. The Company paid under this agreement, to this third party $1.0 million, $1.0 million and $0.9 million in premiums for property and casualty insurance for the years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively. On an annual basis, the Company’s Governance or Audit Committee reviews the terms of the current arrangement to ensure that it is at market value.

The Company appointed Alexandra Wilson, co-founder and Head of Strategic Alliances of Gilt Groupe, Inc., to the Board of Directors effective February 20, 2014. Gilt is the innovative online shopping destination founded in 2007, offering highly-coveted luxury lifestyle products and experiences to over eight million members. The Company’s net sales to Gilt were $0.6 million, $0.4 million and $0.6 million for the years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively.

23.	Equity

During the third quarter of fiscal 2015, the Board of Directors extended the stock repurchase program to authorize the Company to purchase, from time to time and as market and business conditions warranted, up to $60 million of the Company’s common stock for cash in the open market or in privately negotiated transactions through October 31, 2015. Although the Board of Directors allocated a maximum of $60 million to carry out the program, the Company is not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis. Total purchases under the plan to date amount to approximately $51.7 million. Purchases of treasury shares are subject to certain covenants under the senior credit facility and the indenture governing the senior subordinated note. See footnotes 12 and 13 to the consolidated financial statements for further information.

During fiscal 2015, 2014 and 2013, the Company repurchased shares of its common stock at a cost of $8.8 million, $7.0 million and $2.6 million, respectively. As of January 31, 2015, there were 770,753 shares of treasury stock outstanding at a cost of approximately $15.7 million. As of February 1, 2014, there were 400,516 shares of treasury stock outstanding at a cost of approximately $7.0 million.

During January 2013, the Company retired 1,290,022 shares of treasury stock, recorded at a cost of approximately $18.5 million, on the Company’s consolidated balance sheets. Accordingly, during fiscal 2013, the Company reduced common stock and additional paid-in-capital by $13,000 and $18.5 million, respectively.

During December 2012, the Board of Directors authorized the payment of one-time cash dividends of $1.00 per common share, or $15.2 million, to be paid to its shareholders of record at the close of business on

December 21, 2012. During the fourth quarter of fiscal 2013, the Company paid cash dividends in the amount of $15.0 million and recorded payables for non-vested restricted shares in the amounts of $107,000 and $113,000, which are included in accrued expenses and other liabilities and unearned revenues and other long-term liabilities, respectively, in the consolidated balance sheets. Payment of cash dividends is subject to certain covenants under the Company’s senior credit facility and the indenture governing the Company’s senior subordinated notes payable. See footnotes 12 and 13 to the consolidated financial statements for further information regarding the Company’s covenants. Any future decision regarding payment of cash dividends will depend on the Company’s earnings and financial position and such other factors as the Company’s Board of Directors deem relevant. As of January 31, 2015, the remaining unpaid dividend for the non-vested restricted shares was $75,000, which was included in accrued expenses and other liabilities in the consolidated balance sheet.

24.	Stock Options, SARS And Restricted Shares

Stock Options—In 2002, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). The 2002 Plan was amended in 2003 to increase the number of shares reserved for issuance thereunder, among other changes. As amended, the 2002 Plan allowed the Company to grant Options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2005, the Company adopted the 2005 Long-Term Incentive Compensation Plan (the “2005 Plan”, and collectively with the 2002 Plan, the “Stock Option Plans”). The 2005 Plan allowed the Company to grant Options and other awards to purchase or receive up to an aggregate of 2,250,000 shares of the Company’s common stock, reduced by any awards outstanding under the 2002 Plan. On March 13, 2008, the Board of Directors unanimously adopted an amendment and restatement of the 2005 Plan that increased the number of shares available for grants by an additional 2,250,000 shares to an aggregate of 4,750,000 shares of common stock. The amendment was approved by the shareholders at the Company’s 2008 annual meeting. On March 17, 2011, the Board of Directors unanimously adopted, subject to shareholder approval at the annual meeting, the second amendment and restatement of the 2005 Plan which increased the number of shares available for grants by an additional 500,000 shares to an aggregate of 5,250,000 shares of common stock. All Stock Option Plans are designed to serve as an incentive for attracting and retaining qualified and competent employees, officers, directors, consultants, and independent contractors of the Company.

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

The following table lists information regarding shares under the 2002 Plan and 2005 Plan as of January 31, 2015:

	Shares Underlying Outstanding Grants	Unvested Restricted Shares	Shares Available for Grant

2002 Stock Option Plan	8,502	—	—
2005 Stock Option Plan	1,022,128	717,311	400,064

	1,030,630	717,311	400,064

During fiscal 2015, the Company granted SARS to purchase shares of common stock to certain key employees. The Company awarded an aggregate of 3,501 SARS with an exercise price of $20.12, which generally vest over a three-year period and have a seven-year term. The total fair value of the SARS, based on the Black-Scholes Option Pricing Model, amounted to approximately $38,000, which is being recorded as compensation expense on a straight-line basis over the vesting period of each SAR.

Also, during fiscal 2015, the Company granted an aggregate of 5,883, 5,157 and 3,816 SARs, to be settled in shares of common stock, to three directors, respectively. The SARs have an exercise price of $15.49, $17.71 and $24.26, respectively, generally vest over a three-year period and have a seven-year term. The total fair value of the SARs, based on the Black-Scholes Option Pricing Model, amounted to approximately $50,000, $50,000 and $50,000 respectively, which is being recorded as compensation expense on a straight-line basis over the vesting period of each SAR.

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

A summary of the stock option and SARS activity for grants issued under the 2002 Plan and 2005 Plan is as follows:

		Option and SARS Price Per Share
	Number of Shares	Low	High	Weighted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding January 28, 2012	1,392,085				$13.91	5.98	$7,650
Vested or expected to vest	1,392,085				$13.91	5.98	$7,650
Options and SARS Exercisable	634,202				$11.59	5.35	$3,723

Granted	330,199	$18.19	$22.46	$18.22
Exercised	(355,056)	$4.63	$17.27	$5.08
Cancelled	(83,103)	$13.29	$30.81	$23.24

Outstanding February 2, 2013	1,284,125				$16.86	4.46	$6,281
Vested or expected to vest	1,284,125				$16.86	4.46	$6,281
Options and SARS Exercisable	779,986				$13.99	4.58	$5,817
Granted	14,000	$16.79	$18.57	$18.10
Exercised	(33,230)	$4.63	$4.89	$4.68
Cancelled	(48,323)	$13.29	$28.38	$19.63

Outstanding February 1, 2014	1,216,572				$17.12	3.56	$3,657
Vested or expected to vest	1,216,572				$17.12	3.56	$3,657
Options and SARS Exercisable	959,971				$16.24	3.51	$3,653
Granted	18,357	$15.49	$24.26	$18.82
Exercised	(52,574)	$4.89	$20.59	$14.42
Cancelled	(151,725)	$16.59	$28.38	$17.25

Outstanding January 31, 2015	1,030,630				$17.27	3.49	$7,905
Vested or expected to vest	1,030,630				$17.27	3.49	$7,905
Options and SARS Exercisable	912,273				$17.13	2.98	$7,238

The aggregate intrinsic value for stock options and SARS in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of $23.91, $15.67 and $19.36 at January 31, 2015, February 1, 2014 and February 2, 2013, respectively. This amount represents the total pre-tax intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date. The total intrinsic value of stock options and SARS exercised in fiscal 2015, 2014 and 2013 was approximately $0.3 million, $0.5 million and $5.6 million, respectively. The total fair value of stock options and SARS vested in fiscal 2015, 2014 and 2013 was approximately $1.9 million, $2.9 million and $3.3 million, respectively.

Additional information regarding options and SARS outstanding and exercisable as of January 31, 2015 is as follows:

Options and SARS Outstanding				Options and SARS Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.00 - $ 5.00	317,268	4.15	$4.64	317,268	$4.64
$ 13.00 - $ 19.00	293,659	3.87	$17.97	184,535	$17.97
$ 19.01 - $ 31.00	419,703	2.73	$26.32	410,470	$26.42

	1,030,630			912,273

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

During fiscal 2015, the Company granted an aggregate of 255,390 shares of restricted stock to certain key employees, with an estimated value of $3.8 million, which vest over a three to five year period.

During fiscal 2015, the Company awarded to six directors an aggregate of 18,186 shares of restricted stock, which vest over a three-year period at an estimated value of $0.3 million.

During fiscal 2015, of the 223,595 restricted shares that vested, a total of 52,389 shares had 21,809 shares withheld to cover the employees’ statutory income tax requirements, respectively. The estimated value of the withheld shares was $0.4 million.

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

During fiscal 2013, the Company granted performance based restricted stock to certain key employees pursuant to the Company’s Second Amended and Restated 2005 Long-Term Incentive Compensation Plan, and subject to certain conditions in the grant agreement. Such stock generally vests 100% in May 2015, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. A total of 83,817 shares of performance based restricted stock were issued at an estimated value of $1.5 million. Additionally, the Company granted an aggregate of 153,193 shares of restricted stock to certain key employees, with an estimated value of $2.7 million, which vest over a period of three years.

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

The following table summarizes the restricted stock-based award activity:

	Restricted Shares	Weighted Average Grant Price	Weighted Average Remaining Vesting Period

Unvested as of January 28, 2012	998,105	$19.19	4.61

Granted	269,850
Vested	(37,754)
Forfeited	(901,894)

Unvested as of February 2, 2013	328,307	$18.26	3.54

Granted	603,982
Vested	(142,052)
Forfeited	(61,915)

Unvested as of February 1, 2014	728,322	$18.80	2.34

Granted	273,576
Vested	(223,595)
Forfeited	(60,992)
Unvested as of January 31, 2015	717,311	$17.18	1.84

As of January 31, 2015, the total unrecognized compensation cost related to unvested stock options and SARS outstanding under the Stock Option Plans is approximately $0.4 million. That cost is expected to be recognized over a weighted-average period of 2 years. As of January 31, 2015, the total unrecognized compensation cost related to unvested restricted stock was approximately $7.2 million, which is expected to be recognized over a weighted-average period of 3 years.

25.	Segment Information

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$635,182	$664,824	$708,202
Women’s Sportswear	130,852	135,994	149,084
Direct-to-Consumer	92,203	81,755	85,165
Licensing	31,735	29,651	27,102

Total revenues	$889,972	$912,224	$969,553

Depreciation and amortization
Men’s Sportswear and Swim	$6,627	$7,043	$8,573
Women’s Sportswear	1,903	1,899	1,902
Direct-to-Consumer	3,519	3,549	3,054
Licensing	149	135	367

Total depreciation and amortization	$12,198	$12,626	$13,896

Operating income (loss):
Men’s Sportswear and Swim	$3,847	$8,975	$24,366
Women’s Sportswear	859	(10,883)	(4,028)
Direct-to-Consumer	(6,675)	(12,306)	(6,640)
Licensing	24,877	(5,155)	22,647

Total operating income (loss)	$22,908	$(19,369)	$36,345
Total interest expense	14,291	15,025	14,836

Total net income (loss) before income taxes	$8,617	$(34,394)	$21,509

Identifiable assets
Men’s Sportswear and Swim	$330,152	$342,410
Women’s Sportswear	52,990	53,354
Direct-to-Consumer	27,009	25,875
Licensing	247,620	255,599
Corporate	27,218	29,497

Total identifiable assets	$684,989	$706,735

Revenues from external customers and long-lived assets excluding deferred taxes related to continuing operations in the United States and foreign countries are as follows:

	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
Revenues
United States	$786,046	$821,986	$887,420
International	103,926	90,238	82,133

Total revenues	$889,972	$912,224	$969,553

Long-lived assets at years ended,	January 31, 2015	February 1, 2014
	(in thousands)

United States	$242,802	$238,551
International	38,054	38,868

Total long-lived assets	$280,856	$277,419

26.	Commitments and Contingencies

The Company has licensing agreements, as licensee, for the use of certain branded and designer labels. The license agreements expire on varying dates through December 2019. Total royalty payments under these license agreements amounted to approximately $13.8 million, $12.8 million and $10.6 million for the years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively, and were classified as cost of sales. Under certain licensing agreements, the Company has to pay certain guaranteed minimum payments. Future minimum payments under these contracts amount to $23.0 million.

The Company leases approximately 66,000 square feet comprised of approximately 16,000 square feet for administrative offices, approximately 45,000 square feet for warehouse distribution and approximately 5,000 square feet for retail, from its Chairman. During fiscal 2015, the Company amended the leases to extend the term for 60 months, beginning July 1, 2014 and expiring June 30, 2019. Beginning July 1, 2014, the basic monthly rent will be $41,750 and will increase 3% on the first of each of the remaining 12-month periods during the extended term.

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

Year Ending	Amount
(in thousands)
2016	$21,907
2017	20,930
2018	19,438
2019	17,644
2020	16,121
Thereafter	89,756

Total	$185,796

Rent expense for these operating leases, including the related party rent payments discussed in footnote 22 to the consolidated financial statements, amounted to $26.2 million, $26.5 million, and $19.7 million for the years ended January 31, 2015, February 1, 2014, and February 2, 2013 respectively.

Capital lease obligations primarily relate to equipment as indicated in footnote 8 to the consolidated financial statements. The current portion of the capital lease obligation in the amount of $77,000 is included in accrued expenses and other liabilities. Minimum aggregate annual commitments for the Company’s capital lease obligations are as follows:

Year Ending	Amount
(in thousands)
2016	$77

Total	$77

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

The Company is a defendant in Humberto Ordaz v. Perry Ellis International, Inc., Case No. BC490485 (Cal. Sup. Ct. 2012), involving claims for unpaid wages, missed breaks and related claims, which was originally filed on August 17, 2012 by a former employee in the Company’s California administrative offices. The plaintiff sought an unspecified amount of damages. The lawsuit has been pleaded but not certified as a class action. Mediation was held during the third quarter of fiscal 2015. Currently, the parties have reached a tentative settlement which is set for a preliminary approval hearing on April 13, 2015. The tentative settlement amount has been provided for in the Company’s results of operations.

27.	Summarized Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Dollars in thousands, except per share data)
FISCAL YEAR ENDED JANUARY 31, 2015

Net Sales	$249,916	$196,010	$203,267	$209,044	$858,237
Royalty Income	7,398	7,522	8,173	8,642	31,735

Total Revenues	257,314	203,532	211,440	217,686	889,972
Gross Profit	87,665	70,464	70,307	74,568	303,004
Net income (loss)	7,775	(1,616)	(437)	(42,897)	(37,175)
Net income (loss) per share:
Basic	$0.53	($0.11)	($0.03)	($2.90)	($2.50)
Diluted	$0.52	($0.11)	($0.03)	($2.90)	($2.50)

FISCAL YEAR ENDED FEBRUARY 1, 2014
Net Sales	$255,484	$204,492	$214,700	$207,897	$882,573
Royalty Income	6,835	7,213	7,421	8,182	29,651

Total Revenues	262,319	211,705	222,121	216,079	912,224
Gross Profit	88,681	68,546	71,364	74,197	302,788
Net income (loss)	11,320	(2,830)	(3,022)	(28,247)	(22,779)
Net income (loss) per share:
Basic	$0.75	($0.19)	($0.20)	($1.91)	($1.52)
Diluted	$0.74	($0.19)	($0.20)	($1.91)	($1.52)

FISCAL YEAR ENDED FEBRUARY 2, 2013
Net Sales	$259,016	$203,090	$229,330	$251,015	$942,451
Royalty Income	6,507	6,347	6,918	7,330	27,102

Total Revenues	265,523	209,437	236,248	258,345	969,553
Gross Profit	87,740	69,325	75,795	84,341	317,201
Net income (loss)	9,676	(2,442)	3,180	4,387	14,801
Net income (loss) per share:
Basic	$0.66	($0.17)	$0.22	$0.30	$1.01
Diluted	$0.64	($0.17)	$0.21	$0.28	$0.97

See footnote 19 to the consolidated financial statements for further information regarding the income tax valuation allowance that occurred during the fourth quarter ended January 31, 2015. See footnotes 2 and 9 to the consolidated financial statements for further information regarding the impairments on long-lived assets and trademarks that occurred during the fourth quarter ended February 1, 2014 and February 2, 2013.

28.	Condensed Consolidating Financial Statements

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a combined, or where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of January 31, 2015 and February 1, 2014 and for each of the years ended January 31, 2015, February 1, 2014 and February 2, 2013. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

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

Additionally, subsequent to the original issuance of the February 2, 2013 financial statements, the Company determined that the condensed consolidating guarantor financial statements required an adjustment relating to the cash flow classification of certain intercompany transactions between the parent and its affiliates. As a result, the condensed consolidating financial statements have been adjusted in the prior year to correct prior year amounts in the Condensed Consolidated Statements of Cash Flows to reflect certain intercompany activities between the parent and its subsidiaries as cash flows from investing activities that had previously been reflected within cash flows from financing activities.

The effect on the condensed consolidating statement of comprehensive income, as a result of the change in reporting entity, is a decrease of approximately ($0.1) million in net income and comprehensive income to the guarantor subsidiaries for the year ended February 2, 2013, with a corresponding change to the non-guarantor for the respective periods from the previously reported amounts.

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

The effect on the condensed consolidating statement of cash flows, as a result of the adjustment in intercompany activities is a decrease of approximately ($16.1) million in net cash from financing activities in the parent only column for the year ended February 2, 2013 with a corresponding change to the net cash from investing activity in the parent only column from the previously reported amounts.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF JANUARY 31, 2015

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$30,055	$13,492	$—	$43,547
Accounts receivable, net	—	114,325	23,107	—	137,432
Intercompany receivable, net	174,264	—	—	(174,264)	—
Inventories	—	156,107	27,627	—	183,734
Investment, at fair value	—	—	19,996	—	19,996
Deferred income taxes	—	—	725	—	725
Prepaid income taxes	5,275	—	314	795	6,384
Prepaid expenses and other current assets	—	6,159	965	—	7,124

Total current assets	179,539	306,646	86,226	(173,469)	398,942
Property and equipment, net	—	60,216	4,417	—	64,633
Other intangible assets, net	—	176,563	33,638	—	210,201
Goodwill	—	6,022	—	—	6,022
Investment in subsidiaries	274,714	—	—	(274,714)	—
Other assets	1,809	1,926	1,456	—	5,191

TOTAL	$456,062	$551,373	$125,737	$(448,183)	$684,989

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$—	$105,046	$12,743	$—	$117,789
Accrued expenses and other liabilities	—	17,945	4,410	—	22,355
Accrued interest payable	4,045	—	—	—	4,045
Incomes taxes payable	—	901	—	(901)	—
Unearned revenues	—	3,023	1,833	—	4,856
Deferred pension obligation	—	8,878	52	—	8,930
Deferred income taxes	—	797	—	—	797
Intercompany payable, net	—	156,438	23,211	(179,649)	—

Total current liabilities	4,045	293,028	42,249	(180,550)	158,772

Senior subordinated notes payable, net	150,000	—	—	—	150,000
Real estate mortgages	—	22,109	—	—	22,109
Unearned revenues and other long-term liabilities	—	13,620	1,389	—	15,009
Deferred income taxes	—	35,383	3	1,696	37,082

Total long-term liabilities	150,000	71,112	1,392	1,696	224,200

Total liabilities	154,045	364,140	43,641	(178,854)	382,972

Total equity	302,017	187,233	82,096	(269,329)	302,017

TOTAL	$456,062	$551,373	$125,737	$(448,183)	$684,989

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

FOR THE YEAR ENDED JANUARY 31, 2015

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$766,934	$91,303	$—	$858,237
Royalty income	—	19,113	12,622	—	31,735

Total revenues	—	786,047	103,925	—	889,972
Cost of sales	—	529,315	57,653	—	586,968

Gross profit	—	256,732	46,272	—	303,004
Operating expenses:
Selling, general and administrative expenses	—	229,808	38,975	—	268,783
Depreciation and amortization	—	11,210	988	—	12,198

Total operating expenses	—	241,018	39,963	—	280,981

Gain on sale of long-lived assets	—	—	885	—	885

Operating income	—	15,714	7,194	—	22,908
Interest expense	—	14,310	(19)	—	14,291

Net income before income taxes	—	1,404	7,213	—	8,617

Income tax provision	—	44,889	903	—	45,792

Equity in (loss) earnings of subsidiaries, net	(37,175)	—	—	37,175	—

Net (loss) income	(37,175)	(43,485)	6,310	37,175	(37,175)

Other comprehensive (loss) income	(5,384)	(2,219)	(3,165)	5,384	(5,384)

Comprehensive (loss) income	$(42,559)	$(45,704)	$3,145	$42,559	$(42,559)

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE YEAR ENDED JANUARY 31, 2015

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$8,285	$52,522	$(626)	$(5,038)	$55,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(15,748)	(985)	—	(16,733)
Purchase of investments	—	—	(31,501)	—	(31,501)
Proceeds from investments maturities	—	—	26,592	—	26,592
Proceeds on termination of life insurance	245	—	—	—	245
Proceeds from note receivable	—	—	250	—	250
Intercompany transactions	(347)	—	—	347	—

Net cash (used in) provided by investing activities	(102)	(15,748)	(5,644)	347	(21,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	234,137	—	—	234,137
Payments on senior credit facility	—	(242,299)	—	—	(242,299)
Payments on real estate mortgages	—	(792)	—	—	(792)
Purchase of treasury stock	(8,773)	—	—	—	(8,773)
Payments on capital leases	—	(301)	—	—	(301)
Proceeds from exercise of stock options	404	—	—	—	404
Tax benefit from exercise of equity instruments	(161)	—	—	—	(161)
Dividends paid to stockholders	—	—	(8,037)	8,037	—
Intercompany transactions	—	2,536	(2,536)	—	—

Net cash (used in) provided by financing activities	(8,530)	(6,719)	(10,573)	8,037	(17,785)
Effect of exchange rate changes on cash and cash equivalents	347	—	347	(347)	347

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	30,055	(16,496)	2,999	16,558
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	29,988	(2,999)	26,989

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$30,055	$13,492	$—	$43,547

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 1, 2014

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(8,510)	$16,328	$(4,599)	$(2,999)	$220

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(20,874)	(1,369)	—	(22,243)
Purchase of investments	—	—	(15,437)	—	(15,437)
Proceeds on sale of intangible assets	—	—	4,875	—	4,875
Proceeds on termination of insurance	3,559	—	—	—	3,559
Proceeds on sale of long-lived assets, net	—	1,892	—	—	1,892
Intercompany transactions	11,917	—	—	(11,917)	—

Net cash (used in) provided by investing activities	15,476	(18,982)	(11,931)	(11,917)	(27,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	415,885	—	—	415,885
Payments on senior credit facility	—	(407,723)	—	—	(407,723)
Purchase of treasury stock	(6,957)	—	—	—	(6,957)
Payments on real estate mortgages	—	(1,385)	—	—	(1,385)
Payments on capital leases	—	(318)	—	—	(318)
Tax benefit from exercise of stock options	83	—	—	—	83
Deferred financing fees	—	(327)	—	—	(327)
Proceeds from exercise of stock options	154	—	—	—	154
Intercompany transactions	—	(18,303)	6,632	11,671	—

Net cash provided by (used in) financing activities	(6,720)	(12,171)	6,632	11,671	(588)
Effect of exchange rate changes on cash and cash equivalents	(246)	—	(246)	246	(246)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(14,825)	(10,144)	(2,999)	(27,968)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	14,825	40,132	—	54,957

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$29,988	$(2,999)	$26,989

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 2, 2013

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(1,748)	$61,983	$16,746	$—	$76,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(8,277)	(1,563)	—	(9,840)
Payment on purchase of intangible assets	—	(7,000)	—	—	(7,000)
Proceeds in connection with purchase price adjustment	—	4,547	—	—	4,547
Deposit on sale of intangible asset	—	—	2,625	—	2,625
Proceeds on sale of long-lived assets, net	—	410	350	—	760
Intercompany transactions	16,111	—	—	(16,111)	—

Net cash (used in) provided by investing activities	16,111	(10,320)	1,412	(16,111)	(8,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	288,312	—	—	288,312
Payments on senior credit facility	—	(309,991)	—	—	(309,991)
Payments on real estate mortgages	—	(727)	—	—	(727)
Deferred financing fees	—	(100)	—	—	(100)
Payments on capital leases	—	(363)	—	—	(363)
Dividends paid to stockholders	(14,992)	—	—	—	(14,992)
Tax benefit from exercise of stock options	1,554	—	—	—	1,554
Proceeds from exercise of stock options	1,804	—	—	—	1,804
Purchase of treasury stock	(2,582)	—	—	—	(2,582)
Intercompany transactions	—	(14,262)	(1,702)	15,964	—

Net cash provided by (used in) financing activities	(14,216)	(37,131)	(1,702)	15,964	(37,085)

Effect of exchange rate changes on cash and cash equivalents	(147)	—	(147)	147	(147)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	14,532	16,309	—	30,841
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	293	23,823	—	24,116

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$14,825	$40,132	$—	$54,957

29.	Subsequent Events

On March 19, 2015, the Company entered into an agreement to sell the intellectual property of its C&C California brand to ACH C&C LLC, a newly created venture by members of ACI Licensing. The sales price is $2.5 million.

Schedule II

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED

(amounts in thousands)

	Balance at beginning of period	Charged to expense	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended January 31, 2015:
Allowance for doubtful accounts	$1,074	812	—	(705)	$1,181
Allowance for deferred tax asset	$5,998	43,474	541	—	$50,013
Allowance for operational chargebacks, returns, and customer markdowns	$20,348	74,399	—	(75,149)	$19,598

Year Ended February 1, 2014:
Allowance for doubtful accounts	$1,287	(98)	—	(115)	$1,074
Allowance for deferred tax asset	$5,317	1,684	(1,003)	—	$5,998
Allowance for operational chargebacks, returns, and customer markdowns	$24,556	83,164	—	(87,372)	$20,348

Year Ended February 2, 2013:
Allowance for doubtful accounts	$1,213	331	—	(257)	$1,287
Allowance for deferred tax asset	$4,591	775	(49)	—	$5,317
Allowance for operational chargebacks, returns, and customer markdowns	$26,539	90,980	—	(92,963)	$24,556

Exhibit Index

Exhibit No	Description of Exhibit

21.1	Subsidiaries of Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase