Form 10-Q
period 2015-05-02
PERRY ELLIS INTERNATIONAL, INC
filed 2015-06-09
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 2, 2015

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

The number of shares outstanding of the registrant’s common stock is15,613,000 (as of June 04, 2015).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of May 2, 2015 and January 31, 2015	1

Condensed Consolidated Statements of Income (Unaudited) for the three months ended May 2, 2015 and May 3, 2014	2

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended May 2, 2015 and May 3, 2014	3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended May 2, 2015 and May 3, 2014	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	27

Item 4:

Controls and Procedures	28

PART II: OTHER INFORMATION	28

Item 1:

Legal Proceedings	28

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6:

Exhibits	29

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	May 2,	January 31,
	2015	2015
ASSETS
Current Assets:
Cash and cash equivalents	$18,736	$43,547
Accounts receivable, net	180,992	137,432
Inventories	153,495	183,734
Investments, at fair value	14,009	19,996
Deferred income taxes	741	725
Prepaid income taxes	5,451	6,384
Prepaid expenses and other current assets	6,359	7,124

Total current assets	379,783	398,942

Property and equipment, net	64,723	64,633
Other intangible assets, net	206,781	210,201
Goodwill	6,022	6,022
Other assets	5,506	5,191

TOTAL	$662,815	$684,989

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$70,830	$117,789
Accrued expenses and other liabilities	27,372	22,355
Accrued interest payable	1,037	4,045
Unearned revenues	5,265	4,856
Deferred pension obligation	8,985	8,930
Deferred income taxes	797	797

Total current liabilities	114,286	158,772

Senior subordinated notes payable, net	150,000	150,000
Senior credit facility	9,670	—
Real estate mortgages	21,882	22,109
Unearned revenues and other long-term liabilities	14,707	15,009
Deferred income taxes	38,881	37,082

Total long-term liabilities	235,140	224,200

Total liabilities	349,426	382,972

Commitment and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 16,126,491 shares issued and outstanding as of May 2, 2015 and 16,128,775 shares issued and outstanding as of January 31, 2015	161	161
Additional paid-in-capital	162,231	161,336
Retained earnings	178,513	169,102
Accumulated other comprehensive loss	(11,786)	(12,852)

Total	329,119	317,747
Treasury stock at cost; 770,753 as of May 2, 2015 and 770,753 shares as of January 31, 2015	(15,730)	(15,730)

Total equity	313,389	302,017

TOTAL	$662,815	$684,989

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	May 2,	May 3,
	2015	2014
Revenues:
Net sales	$258,257	$249,916
Royalty income	8,157	7,398

Total revenues	266,414	257,314
Cost of sales	176,314	169,649

Gross profit	90,100	87,665

Operating expenses:
Selling, general and administrative expenses	69,608	69,710
Depreciation and amortization	3,322	2,980

Total operating expenses	72,930	72,690
Loss on sale of long-lived assets	(697)	—

Operating income	16,473	14,975
Interest expense	3,627	3,716

Net income before income taxes	12,846	11,259
Income tax provision	3,435	3,484

Net income	$9,411	$7,775

Net income per share:
Basic	$0.64	$0.53

Diluted	$0.62	$0.52

Weighted average number of shares outstanding
Basic	14,649	14,782
Diluted	15,161	15,010

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended
	May 2,	May 3,
	2015	2014
Net income	$9,411	$7,775
Other Comprehensive income:
Foreign currency translation adjustments, net	938	636
Unrealized gain on pension liability, net of tax (1)	135	80
Unrealized (loss) gain on investments	(7)	38

Total other comprehensive income	1,066	754

Comprehensive income	$10,477	$8,529

(1)

Unrealized gain on pension liability for the three months ended May 2, 2015 and May 3, 2014 is net of tax in the amount of $0 and $50, respectively. See footnote 12 to the consolidated financial statements for further information

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	May 2,	May 3,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,411	$7,775
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,482	3,134
Provision for bad debts	250	299
Amortization of debt issue cost	163	158
Amortization of premiums and discounts	54	127
Amortization of unrealized loss on pension liability	135	130
Deferred income taxes	1,783	3,270
Share-based compensation	1,049	1,508
Loss on sale of long-lived assets	697	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	(43,443)	(36,595)
Inventories	30,553	29,942
Prepaid income taxes	908	337
Prepaid expenses and other current assets	773	(599)
Other assets	92	(11)
Accounts payable and accrued expenses	(42,726)	(55,191)
Accrued interest payable	(3,008)	(3,059)
Unearned revenues and other liabilities	104	2,059
Deferred pension obligation	55	(591)

Net cash used in operating activities	(39,668)	(47,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,319)	(3,050)
Purchase of investments	(2,640)	(15,387)
Proceeds from investments maturities	8,580	9,490
Proceeds on sale of intangible assets	2,500	—

Net cash provided by (used in) investing activities	5,121	(8,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	90,036	110,991
Payments on senior credit facility	(80,366)	(54,586)
Payments on real estate mortgages	(206)	(200)
Payments on capital leases	(77)	(75)
Deferred financing fees	(569)	—
Proceeds from exercise of stock options	114	—
Tax benefit from exercise of equity instruments	396	(95)

Net cash provided by financing activities	9,328	56,035

Effect of exchange rate changes on cash and cash equivalents	408	(161)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,811)	(380)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,547	26,989

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,736	$26,609

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	May 2,	May 3,
	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,418	$6,490

Income taxes	$57	$287

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$—	$4

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited condensed consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of the Securities and Exchange Commission on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP for annual financial statements. These condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015, filed with the Securities and Exchange Commission on April 14, 2015.

The information presented reflects all adjustments, which are in the opinion of management of a normal and recurring nature, necessary for a fair presentation of the interim periods. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 amends the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments require expanded disclosures for discontinued operations that would provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations and disclosure of the pretax profit or loss of individually significant components of an entity that do not qualify for discontinued operations reporting. ASU No. 2014-08 is to be applied prospectively to all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of ASU No. 2014-08 did not have a material impact on the Company’s results of operations or the Company’s financial position.

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

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis”, which changes the guidance for evaluating whether to consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities. Additionally, the amendments eliminate the presumption that a general partner should consolidate a limited partnership, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for periods beginning after December 15, 2015 and early adoption is permitted, including adoption during an interim period. Companies have an option of using either a full retrospective or modified retrospective adoption approach. The Company is currently evaluating the impact that the adoption of ASU 2015-02 will have on its consolidated financial statements.

In March 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30)”, which is simplifying the Presentation of Debt Issuance Costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim periods beginning after December 15, 2015. The Company expects the adoption of the standard will result in the presentation of debt issuance costs, which are currently included in other assets, in the condensed consolidated balance sheets, as a direct deduction from the carrying amount of the related debt instrument.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	May 2, 2015	January 31, 2015
	(in thousands)
Trade accounts	$200,002	$150,515
Royalties	4,579	6,662
Other receivables	958	1,034

Total	205,539	158,211
Less: allowances	(24,547)	(20,779)

Total	$180,992	$137,432

4. INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price, customs, duties, freight, and commissions to buying agents.

Inventories consisted of the following as of:

	May 2, 2015	January 31, 2015
	(in thousands)
Finished goods	$153,198	$183,468
Raw materials and in process	297	266

Total	$153,495	$183,734

5. INVESTMENTS

The Company’s investments include marketable securities and certificates of deposit at May 2, 2015 and January 31, 2015. Marketable securities are classified as available-for-sale and consist of corporate bonds with maturity dates less than two years. Certificates of deposit are classified as available-for-sale with $6.2 million with maturity dates within one year or less and $0.6 million with maturity dates over one year and less than two years. Investments are stated at fair value. The estimated fair value of the marketable securities is based on quoted prices in an active market (Level 1 fair value measures).

Investments consisted of the following as of May 2, 2015:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Marketable securities	$7,207	$1	$(1)	$7,207
Certificates of deposit	6,802	1	(1)	6,802

Total investments	$14,009	$2	$(2)	$14,009

Investments consisted of the following as of January 31, 2015:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Marketable securities	$12,247	$9	—	$12,256
Certificates of deposit	7,742	1	(3)	7,740

Total investments	$19,989	$10	$(3)	$19,996

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	May 2, 2015	January 31, 2015
	(in thousands)
Furniture, fixtures and equipment	$80,890	$79,225
Buildings and building improvements	19,880	19,719
Vehicles	560	569
Leasehold improvements	48,597	47,807
Land	9,488	9,488

Total	159,415	156,808
Less: accumulated depreciation and amortization	(94,692)	(92,175)

Total	$64,723	$64,633

The above table of property and equipment includes assets held under capital leases as of:

	May 2, 2015	January 31, 2015
	(in thousands)
Furniture, fixtures and equipment	$888	$888
Less: accumulated depreciation and amortization	(865)	(791)

Total	$23	$97

For the three months ended May 2, 2015 and May 3, 2014, depreciation and amortization expense relating to property and equipment amounted to $3.3 million and $2.9 million, respectively, for each of the periods. These amounts include amortization expense for leased property under capital leases.

7. OTHER INTANGIBLE ASSETS

Trademarks

Trademarks included in other intangible assets, net, are considered indefinite-lived assets and totaled $202.3 million at May 2, 2015 and $205.5 million at January 31, 2015.

On March 19, 2015, the Company entered into an agreement to sell the intellectual property of its C&C California brand to a third party. The sales price was $2.5 million, which was collected during the first quarter of fiscal 2016. In connection with this transaction, the Company recorded a loss of ($0.7) million in the licensing segment.

Other

Other intangible assets represent:

	May 2, 2015	January 31, 2015
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(4,006)	(3,782)

Total	$4,444	$4,668

For the three months ended May 2, 2015 and May 3, 2014, amortization expense relating to customer lists amounted to approximately $0.2 million, respectively, for each of the periods. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the estimated amortization expense for future periods based on recorded amounts as of May 2, 2015, will be approximately $0.9 million a year from fiscal 2016 through fiscal 2017, approximately $0.8 million a year from fiscal 2018 through fiscal 2019, approximately $0.7 million for fiscal 2020 and approximately $0.5 million for fiscal 2021.

8. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consisted of the following as of:

	May 2, 2015	January 31, 2015
	(in thousands)
Total letter of credit facilities	$30,305	$45,301
Outstanding letters of credit	(11,595)	(11,595)

Total credit available	$18,710	$33,706

During the first quarter of fiscal 2016, a $15 million line of credit expired and was not renewed.

9. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $3.8 million and $4.7 million for the three months ended May 2, 2015 and May 3, 2014, respectively, and are included in selling, general and administrative expenses.

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

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended
	May 2, 2015	May 3, 2014
	(in thousands, except per share data)
Numerator:
Net income	$9,411	$7,775

Denominator:
Basic-weighted average shares	14,649	14,782
Dilutive effect: equity awards	512	228

Diluted-weighted average shares	15,161	15,010

Basic income per share	$0.64	$0.53

Diluted income per share	$0.62	$0.52

Antidilutive effect:(1)	479	1,360

(1)

Represents weighted average of stock options to purchase shares of common stock, SARS and restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

11. EQUITY

The following table reflects the changes in equity:

Changes in Equity
(in thousands)
Equity at January 31, 2015	$302,017

Comprehensive income	10,477
Share transactions under employee equity compensation plans	895

Equity at May 2, 2015	$313,389

Equity at February 1, 2014	$347,533

Comprehensive income	8,529
Share transactions under employee equity compensation plans	1,141

Equity at May 3, 2014	$357,203

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, net of tax:

	Unrealized (Loss) Gain on Pension Liability	Foreign Currency Translation Adjustments, Net	Unrealized Gain (Loss) on Investments	Total
	(in thousands)
Balance, January 31, 2015	$(8,085)	$(4,774)	$7	$(12,852)
Other comprehensive income before reclassifications	—	938	(7)	931
Amounts reclassified from accumulated other comprehensive income	135	—	—	135

Balance, May 2, 2015	$(7,950)	$(3,836)	$0	$(11,786)

A summary of the impact on the condensed consolidated statement of income line items is as follows:

	Three Months Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Amortization of defined benefit pension items
Actuarial gains	$135	$130	Selling, general and administrative expenses
Tax provision	—	50	Income tax provision

Total, net of tax	$135	$80

13. INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2011 through fiscal 2015 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to open tax years from fiscal 2005 through fiscal 2016, depending on each state’s particular statute of limitation. As of May 2, 2015, the fiscal 2011 and 2012 U.S. federal income tax returns are under examination as well as various state, local, and foreign income tax returns by various taxing authorities.

The Company has a $1.0 million liability recorded for unrecognized tax benefits as of January 31, 2015, which includes interest and penalties of $0.2 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three months ended May 2, 2015, the total amount of unrecognized tax benefits increased by approximately $118,000. The change to the total amount of the unrecognized tax benefit for the three months ended May 2, 2015 included an increase in interest and penalties of approximately $20,000.

The Company expects to complete the ongoing examination with the state of New York within the next twelve months. The Company does not currently anticipate a resolution within the next twelve months for any of the remaining unrecognized tax benefits as of May 2, 2015. The statute of limitations related to the Company’s fiscal 2011and 2012 U.S. federal tax years has been extended as part of the examination and is not be expected to lapse within the next twelve months.

During the fourth quarter of fiscal 2015, the Company recognized a valuation allowance of $42.4 million against the remaining deferred tax assets, utilization of which is not restricted by factors beyond the Company’s control. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. While the Company recognized pretax earnings in the first quarter of fiscal 2016, by itself that does not represent sufficient positive evidence that deferred tax asset will be realized to warrant removing the valuation allowances established against the U.S. deferred tax assets. Deferred tax assets without valuation allowances remain in certain foreign tax jurisdictions, where supported by the evidence.

14. STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED SHARES

During the three months ended May 2, 2015, the Company granted an aggregate of 73,489 shares of restricted stock to certain key employees, which vest primarily over a three-year period, at an estimated value of $1.8 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

In April 2015, a total of 91,083 shares of restricted stock vested, of which 27,325 shares were withheld to cover the employees’ statutory income tax requirements. The estimated value of the withheld shares was $0.7 million.

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by each segment.

	Three Months Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$198,453	$194,999
Women’s Sportswear	38,823	34,487
Direct-to-Consumer	20,981	20,430
Licensing	8,157	7,398

Total revenues	$266,414	$257,314

Depreciation and amortization:
Men’s Sportswear and Swim	$1,875	$1,634
Women’s Sportswear	500	461
Direct-to-Consumer	904	846
Licensing	43	39

Total depreciation and amortization	$3,322	$2,980

Operating income (loss):
Men’s Sportswear and Swim	$11,330	$11,033
Women’s Sportswear	1,382	397
Direct-to-Consumer	(1,866)	(1,852)
Licensing (1)	5,627	5,397

Total operating income	$16,473	$14,975
Total interest expense	3,627	3,716

Total net income before income taxes	$12,846	$11,259

(1)

Operating income for the licensing segment for the three months ended May 2, 2015 includes a loss on sale of long-lived assets in the amount of ($0.7) million. See footnote 7 to the consolidated financial statements for further information.

16. BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the first quarter of fiscal 2016 and 2015:

	Three Months Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Service cost	$63	$63
Interest cost	337	433
Expected return on plan assets	(658)	(508)
Amortization of net gain	135	130

Net periodic benefit cost (income)	$(123)	$118

17. SENIOR CREDIT FACILITY

On April 22, 2015, the Company amended and restated its existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The Credit Facility has been extended through April 30, 2020 (“Maturity Date”). In connection with this amendment and restatement, the Company paid fees in the amount of $0.6 million. These fees will be amortized over the term of the credit facility as interest expense. At May 2, 2015, we had outstanding borrowings of $9.7 million under the Credit Facility. At January 31, 2015, the Company had no outstanding borrowings under the Credit Facility.

Certain Covenants. The Credit Facility contains certain financial and other covenants, which, among other things, require the Company to maintain a minimum fixed charge coverage ratio if availability falls below certain thresholds. The Company is not aware of any non-compliance with any of its covenants in this Credit Facility. These covenants may restrict its ability and the ability of its subsidiaries to, among other things, incur additional indebtedness and liens in certain circumstances, redeem or repurchase capital stock, make certain investments or sell assets. The Company may pay cash dividends subject to certain restrictions set forth in the covenants including, but not limited to, meeting a minimum excess availability threshold and no occurrence of a default. The Company could be materially harmed if it violates any covenants, as the lenders under the Credit Facility could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If the Company is unable to repay those amounts, the lenders could proceed against its assets and the assets of its subsidiaries that are borrowers or guarantors. In addition, a covenant violation that is not cured or waived by the lenders could also constitute a cross-default under certain of its other outstanding indebtedness, such as the indenture relating to its 7 7/8% senior subordinated notes due April 1, 2019, its letter of credit facilities, or its real estate mortgage loans. Such a cross-default could result in all of its debt obligations becoming immediately due and payable, which it may not be able to satisfy.

Borrowing Base. Borrowings under the Credit Facility are limited to a borrowing base calculation, which generally restricts the outstanding balance to the sum of (a) 87.5% of eligible receivables plus (b) 87.5% of eligible foreign accounts up to $1.5 million plus (c) the lesser of (i) the inventory loan limit, which equals 80% of the maximum credit under the Credit Facility at the time, (ii) a maximum of 70.0% of eligible finished goods inventory with an inventory limit not to exceed $125 million, or 90.0% of the net recovery percentage (as defined in the Credit Facility) of eligible inventory.

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

Security. As security for the indebtedness under the Credit Facility, the Company granted to the lenders a first priority security interest (subject to liens permitted under the Credit Facility to be senior thereto) in substantially all of its existing and future assets, including, without limitation, accounts receivable, inventory, deposit accounts, general intangibles, equipment and capital stock or membership interests, as the case may be, of certain subsidiaries, and real estate but excluding its non-U.S. subsidiaries and all of its trademark portfolio.

18. FAIR VALUE MEASUREMENTS

Accounts receivable, accounts payable, accrued interest payable and accrued expenses. The carrying amounts reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments.

Investments. (classified within Level 1 of the valuation hierarchy) - The carrying amounts of the available-for-sale investments are measured at fair value on a recurring basis in the consolidated balance sheets.

Real estate mortgages. (classified within Level 2 of the valuation hierarchy) - The carrying amounts of the real estate mortgages were approximately $23.0 million at May 2, 2015 and January 31, 2015, respectively. The carrying values of the real estate mortgages at May 2, 2015 and January 31, 2015, approximate their fair values since they were recently entered into and thus the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 1 of the valuation hierarchy) - The carrying amounts of the 7 7 / 8 % senior subordinated notes payable were approximately $150.0 million at May 2, 2015 and January 31, 2015. The fair value of the 7 7 / 8 % senior subordinated notes payable was approximately $156.0 million and $157.0 million as of May 2, 2015 and January 31, 2015, respectively, based on quoted market prices.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

19. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a combined, or where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of May 2, 2015 and January 31, 2015 and for the three months ended May 2, 2015 and May 3, 2014. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF MAY 2, 2015

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$3,193	$15,543	$—	$18,736
Accounts receivable, net	—	153,189	27,803	—	180,992
Intercompany receivable, net	174,586	—	—	(174,586)	—
Inventories	—	129,691	23,804	—	153,495
Investment, at fair value	—	—	14,009	—	14,009
Deferred income taxes	—	—	741	—	741
Prepaid income taxes	4,018	—	188	1,245	5,451
Prepaid expenses and other current assets	—	5,345	1,014	—	6,359

Total current assets	178,604	291,418	83,102	(173,341)	379,783

Property and equipment, net	—	60,288	4,435	—	64,723
Other intangible assets, net	—	173,143	33,638	—	206,781
Goodwill	—	6,022	—	—	6,022
Investment in subsidiaries	284,125	—	—	(284,125)	—
Other assets	1,697	2,424	1,385	—	5,506

TOTAL	$464,426	$533,295	$122,560	$(457,466)	$662,815

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$—	$64,493	$6,337	$—	$70,830
Accrued expenses and other liabilities	—	23,119	4,253	—	27,372
Accrued interest payable	1,037	—	—	—	1,037
Income taxes payable	—	452	—	(452)	—
Unearned revenues	—	3,356	1,909	—	5,265
Deferred pension obligation	—	8,911	74	—	8,985
Deferred income taxes	—	797	—	—	797
Intercompany payable, net	—	155,841	23,191	(179,032)	—

Total current liabilities	1,037	256,969	35,764	(179,484)	114,286

Senior subordinated notes payable, net	150,000	—	—	—	150,000
Senior credit facility	—	9,670	—	—	9,670
Real estate mortgages	—	21,882	—	—	21,882
Unearned revenues and other long-term liabilities	—	13,633	1,074	—	14,707
Deferred income taxes	—	37,182	3	1,696	38,881

Total long-term liabilities	150,000	82,367	1,077	1,696	235,140

Total liabilities	151,037	339,336	36,841	(177,788)	349,426

Total equity	313,389	193,959	85,719	(279,678)	313,389

TOTAL	$464,426	$533,295	$122,560	$(457,466)	$662,815

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JANUARY 31, 2015

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$30,055	$13,492	$—	$43,547
Accounts receivable, net	—	114,325	23,107	—	137,432
Intercompany receivable, net	174,264	—	—	(174,264)	—
Inventories	—	156,107	27,627	—	183,734
Investments, at fair value	—	—	19,996	—	19,996
Deferred income taxes	—	—	725	—	725
Prepaid income taxes	5,275	—	314	795	6,384
Prepaid expenses and other current assets	—	6,159	965	—	7,124

Total current assets	179,539	306,646	86,226	(173,469)	398,942

Property and equipment, net	—	60,216	4,417	—	64,633
Other intangible assets, net	—	176,563	33,638	—	210,201
Goodwill	—	6,022	—	—	6,022
Investment in subsidiaries	274,714	—	—	(274,714)	—
Other assets	1,809	1,926	1,456	—	5,191

TOTAL	$456,062	$551,373	$125,737	$(448,183)	$684,989

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$—	$105,046	$12,743	$—	$117,789
Accrued expenses and other liabilities	—	17,945	4,410	—	22,355
Accrued interest payable	4,045	—	—	—	4,045
Income taxes payable	—	901	—	(901)	—
Unearned revenues	—	3,023	1,833	—	4,856
Deferred pension obligation	—	8,878	52	—	8,930
Deferred income taxes	—	797	—	—	797
Intercompany payable, net	—	156,438	23,211	(179,649)	—

Total current liabilities	4,045	293,028	42,249	(180,550)	158,772

Senior subordinated notes payable, net	150,000	—	—	—	150,000
Real estate mortgages	—	22,109	—	—	22,109
Unearned revenues and other long-term liabilities	—	13,620	1,389	—	15,009
Deferred income taxes	—	35,383	3	1,696	37,082

Total long-term liabilities	150,000	71,112	1,392	1,696	224,200

Total liabilities	154,045	364,140	43,641	(178,854)	382,972

Total equity	302,017	187,233	82,096	(269,329)	302,017

TOTAL	$456,062	$551,373	$125,737	$(448,183)	$684,989

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 2, 2015

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$232,279	$25,978	$—	$258,257
Royalty income	—	4,912	3,245	—	8,157

Total revenues	—	237,191	29,223	—	266,414
Cost of sales	—	160,251	16,063	—	176,314

Gross profit	—	76,940	13,160	—	90,100
Operating expenses:
Selling, general and administrative expenses	—	59,845	9,763	—	69,608
Depreciation and amortization	—	3,024	298	—	3,322

Total operating expenses	—	62,869	10,061	—	72,930

Loss on sale of long-lived assets	—	(697)	—	—	(697)

Operating income	—	13,374	3,099	—	16,473
Interest expense	—	3,567	60	—	3,627

Net income before income taxes	—	9,807	3,039	—	12,846
Income tax provision	—	3,081	354	—	3,435

Equity in earnings of subsidiaries, net	9,411	—	—	(9,411)	—

Net income	9,411	6,726	2,685	(9,411)	9,411

Other comprehensive income	1,066	135	931	(1,066)	1,066

Comprehensive income	$10,477	$6,861	$3,616	$(10,477)	$10,477

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 3, 2014

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$225,331	$24,585	$—	$249,916
Royalty income	—	4,520	2,878	—	7,398

Total revenues	—	229,851	27,463	—	257,314
Cost of sales	—	154,245	15,404	—	169,649

Gross profit	—	75,606	12,059	—	87,665
Operating expenses:
Selling, general and administrative expenses	—	60,554	9,156	—	69,710
Depreciation and amortization	—	2,769	211	—	2,980

Total operating expenses	—	63,323	9,367	—	72,690
Gain on sale of long-lived assets	—	—	—	—	—

Operating income	—	12,283	2,692	—	14,975
Interest expense	—	3,685	31	—	3,716

Net income before income taxes	—	8,598	2,661	—	11,259
Income tax provision	—	2,220	1,264	—	3,484

Equity in earnings of subsidiaries, net	7,775	—	—	(7,775)	—

Net income	7,775	6,378	1,397	(7,775)	7,775

Other comprehensive (loss) income	754	80	674	(754)	754

Comprehensive income	$8,529	$6,458	$2,071	$(8,529)	$8,529

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 2, 2015

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH USED IN BY OPERATING ACTIVITIES:	$(1,639)	$(34,209)	$(3,820)	$—	$(39,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,969)	(350)	—	(3,319)
Purchase of investments	—	—	(2,640)	—	(2,640)
Proceeds from investments maturities	—	—	8,580	—	8,580
Proceeds on sale of intangible assets	—	2,500	—	—	2,500
Intercompany transactions	721	—	—	(721)	—

Net cash provided by (used in) investing activities	721	(469)	5,590	(721)	5,121

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	90,036	—	—	90,036
Payments on senior credit facility	—	(80,366)	—	—	(80,366)
Payments on real estate mortgages	—	(206)	—	—	(206)
Payments on capital leases	—	(77)	—	—	(77)
Deferred financing fees	—	(569)	—	—	(569)
Proceeds from exercise of stock options	114	—	—	—	114
Tax benefit from exercise of equity instruments	396	—	—	—	396
Intercompany transactions	—	(1,002)	(127)	1,129	—

Net cash provided by (used in) financing activities	510	7,816	(127)	1,129	9,328
Effect of exchange rate changes on cash and cash equivalents	408	—	408	(408)	408

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(26,862)	2,051	—	(24,811)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	30,055	13,492	—	43,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$3,193	$15,543	$—	$18,736

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

20. SUBSEQUENT EVENT

On April 6, 2015, the Company elected to call for the partial redemption of $100 million of its $150 million outstanding 7.875% Senior Subordinated Notes due 2019 and a notice of redemption was sent to all registered holders of the notes. The terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, the Company completed the redemption of the $100 million of its senior subordinated notes. The Company incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption, including this redemption premium as well as the write-off of note issuance costs.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended January 31, 2015, filed with the Securities and Exchange Commission on April 14, 2015.

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2015 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks and goodwill, the recoverability of deferred tax assets and the measurement of retirement related benefits. We believe that there have been no significant changes to our critical accounting policies during the three months ended May 2, 2015 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2015.

Results of Operations

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income by segment, the most directly comparable GAAP financial measure:

	Three Months Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$198,453	$194,999
Women’s Sportswear	38,823	34,487
Direct-to-Consumer	20,981	20,430
Licensing	8,157	7,398

Total revenues	$266,414	$257,314

	Three Months Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Reconciliation of operating income to EBITDA
Operating income (loss) by segment:
Men’s Sportswear and Swim	$11,330	$11,033
Women’s Sportswear	1,382	397
Direct-to-Consumer	(1,866)	(1,852)
Licensing	5,627	5,397

Total operating income	$16,473	$14,975

Add:
Depreciation and amortization
Men’s Sportswear and Swim	$1,875	$1,634
Women’s Sportswear	500	461
Direct-to-Consumer	904	846
Licensing	43	39

Total depreciation and amortization	$3,322	$2,980

EBITDA by segment:
Men’s Sportswear and Swim	$13,205	$12,667
Women’s Sportswear	1,882	858
Direct-to-Consumer	(962)	(1,006)
Licensing	5,670	5,436

Total EBITDA	$19,795	$17,955

EBITDA margin by segment
Men’s Sportswear and Swim	6.7%	6.5%
Women’s Sportswear	4.8%	2.5%
Direct-to-Consumer	(4.6%)	(4.9%)
Licensing	69.5%	73.5%
Total EBITDA margin	7.4%	7.0%

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

The following is a discussion of the results of operations for the three month period in the first quarter of the fiscal year ending January 30, 2016 (“fiscal 2016”) compared with the three month period in the first quarter of the fiscal year ended January 31, 2015 (“fiscal 2015”).

Results of Operations—three months ended May 2, 2015 compared to the three months ended May 3. 2014.

Net sales. Men’s Sportswear and Swim net sales for the three months ended May 2, 2015 were $198.5 million, an increase of $3.5 million, or 1.8%, from $195.0 million for the three months ended May 3, 2014. The net sales increase was attributed primarily to increases in Perry Ellis and Original Penguin collections and golf lifestyle apparel, partially offset by decreases in our mid-tier sportswear as we reduced penetration of our proprietary brands.

Women’s Sportswear net sales for the three months ended May 2, 2015 were $38.8 million, an increase of $4.3 million, or 12.5%, from $34.5 million for the three months ended May 3, 2014. The net sales increase was primarily due to increases in our contemporary Laundry by Shelli Segal dresses and Rafaella sportswear, driven by strong performance at retail.

Direct-to-Consumer net sales for the three months ended May 2, 2015 were $21.0 million, an increase of $0.6 million, or 2.9%, from $20.4 million for the three months ended May 3, 2014. The increase was driven by e-commerce, which posted a 45% increase in comparable sales, partially offset by retail stores sales decline of 1.4% in comparable same store sales. Business is responding strongly to our spring assortments which hit selling floors a few weeks late as a result of the west coast port slow down issues.

Royalty income. Royalty income for the three months ended May 2, 2015 was $8.2 million, an increase of $0.8 million, or 10.8%, from $7.4 million for the three months ended May 3, 2014. Royalty income increases were attributed to increases in our Perry Ellis, Original Penguin and Laundry businesses as well as the new licenses signed last year.

Gross profit. Gross profit was $90.1 million for the three months ended May 2, 2015, an increase of $2.4 million, or 2.7%, from $87.7 million for the three months ended May 3, 2014. This increase is attributed to the sales mix composition described above and the factors described within the gross profit margin section below.

Gross profit margin. As a percentage of total revenue, gross profit margins were 33.8% for the three months ended May 2, 2015, as compared to 34.1% for the three months ended May 2, 2014, a decrease of 30 basis points. This decrease is primarily associated with the exit of the Elite component of our Nike licensed business, the inventory liquidation of divested C&C California, as well as the consolidation of our Beijing sourcing office, partially offset by expansion across our licensing and core domestic collections.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended May 2, 2015 were $69.6 million, a decrease of $0.1 million, or 0.1%, from $69.7 million for the three months ended May 3, 2014. We realized favorability from reduced headcount and tighter expense control across in our infrastructure . The decrease was partially offset by restructuring costs related to exited businesses as well as exit costs associated with the consolidation of our N.Y. corporate office space.

EBITDA. Men’s Sportswear and Swim EBITDA margin for the three months ended May 2, 2015 increased by 20 basis points to 6.7% from 6.5% for the three months ended May 3, 2014. The EBITDA margin was favorably impacted by the increase in net sales described above. Because of this increase in revenue, we were able to realize a favorable leverage in selling, general and administrative expenses, more specifically on payroll and advertising expenses, which was partially offset by the increased infrastructure expenditures planned in this segment, as well as exit costs associated with the Elite component of our Nike licensed business.

Women’s Sportswear EBITDA margin for the three months ended May 2, 2015 increased 230 basis points to 4.8%, from 2.5% for the three months ended May 3, 2014. The EBITDA margin was favorably impacted by the increase in net sales described above. Because of this increase in revenue, we were able to realize favorable leverage in selling, general and administrative expenses, more specifically on payroll and other overhead, which was partially offset by an increase in exit costs associated with C&C California.

Direct-to-Consumer EBITDA margin for the three months ended May 2, 2015 increased 30 basis points to (4.6%), from (4.9%) for the three months ended May 3, 2014. The increase was primarily attributable to the increase of revenue from our stores and e-commerce business, as described above. Because of this increase in revenue, we were able to realize favorable leverage in selling, general and administrative expenses.

Licensing EBITDA margin for the three months ended May 2, 2015 decreased to 69.5%, from 73.5% for the three months ended May 3, 2014. As described below, during the three months ended May 2, 2015, we had a loss on the sale of the C&C California brand which was the primary reason for the lower EBITDA margin in first quarter of fiscal 2016.

Depreciation and amortization. Depreciation and amortization for the three months ended May 2, 2015, was $3.3 million, an increase of $0.3 million, or 10.0%, from $3.0 million for the three months ended May 3, 2014. The increase is attributed to depreciation related to our capital expenditures, primarily in the direct-to-consumer segment, and leasehold improvements made during fiscal 2015.

Loss on sale of long-lived assets. During the first quarter of fiscal 2016, we entered into an agreement to sell the intellectual property of our C&C California brand to a third party. As a result of this transaction, we recorded a loss of ($0.7) million in the licensing segment.

Interest expense. Interest expense for the three months ended May 2, 2015, was $3.6 million, a decrease of $0.1 million, or 2.7%, from $3.7 million for the three months ended May 3, 2014, primarily attributable to a lower average amount borrowed on our credit facility as compared to the comparable quarter of the prior year.

Income taxes. The income tax expense for the three months ended May 2, 2015, was $3.4 million, a decrease of $0.1 million, as compared to $3.5 million for the three months ended May 3, 2014. For the three months ended May 2, 2015, our effective tax rate was 26.7% as compared to 30.9% for the three months ended May 3, 2014. The overall change in the effective tax rate is attributed to the current year impact of the valuation allowance on domestic taxes and a change in the ratio of income between domestic and foreign operations, of which the domestic operations are taxed at higher statutory tax rates.

Net income. Net income for the three months ended May 2, 2015 was $9.4 million, an increase of $1.6 million, or 20.5%, as compared to $7.8 million for the three months ended May 3, 2014. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, pension funding requirements, acquisitions, future redemption of our senior subordinated notes payable and capital expenditures. We believe that our working capital requirements will increase for next year as we continue to expand internationally. As of May 2, 2015, our total working capital was $265.5 million as compared to $240.2 million as of January 31, 2015 and $348.4 million as of May 3, 2014. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs and capital expenditure needs over the next year. We also believe that our real estate assets, which had a net book value of $22.8 million at May 2, 2015, have a higher market value. These real estate assets may provide us with additional capital resources. Additional borrowings against these real estate assets, however, would be subject to certain loan to value criteria established by lending institutions. As of May 2, 2015, we had mortgage loans on these properties totaling $22.7 million.

We consider the undistributed earnings of our foreign subsidiaries as of May 2, 2015, to be indefinitely reinvested and, accordingly, no United States income taxes have been provided thereon. As of May 2, 2015, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $15.5 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Net cash used in operating activities was $39.7 million for the three months ended May 2, 2015, as compared to cash used in operating activities of $47.3 million for the three months ended May 3, 2014.

The cash used in operating activities for three months ended May 2, 2015, is primarily attributable to an increase in accounts receivable of $43.4 million, a decrease in accounts payable and accrued expenses of $42.7 million and a decrease in accrued interest payable of $3.0 million; which was partially offset by a decrease in inventory of $30.6 million associated with strong inventory management. As a result of the increase in sales and the tighter management of inventory for the first quarter of fiscal 2016 as compared to prior quarter, our inventory turnover ratio increased to 3.6 as compared to 3.3 for the comparable quarter in fiscal 2015.

The cash used in operating activities for three months ended May 3, 2014, is primarily attributable to an increase in accounts receivable of $36.6 million, a decrease in accounts payable and accrued expenses of $55.2 million and a decrease in accrued interest payable of $3.1 million; which was partially offset by a decrease in inventory of $29.9 million associated with strong inventory management. As a result of the decrease in sales for the first quarter of fiscal 2015 as compared to prior quarter, our inventory turnover ratio decreased to 3.3 as compared to 3.9 for the comparable quarter in fiscal 2014.

Net cash provided by investing activities was $5.1 million for the three months ended May 2, 2015, as compared to cash used in investing activities of $8.9 million for the three months ended May 3, 2014. The net cash provided by investing activities during the first three months of fiscal 2016 primarily reflects the proceeds from the maturities of investments in the amount of $8.6 million and proceeds on sale of the C&C California brand in the amount of $2.5 million; offset by the purchase of property and equipment of $3.3 million primarily for leaseholds and the purchase of investments of $2.6 million. We anticipate capital expenditures during the remainder of fiscal 2016 of $12.0 million to $13.0 million in new leasehold improvements, technology, systems, retail stores, and other expenditures.

The net cash used during the first three months of fiscal 2015 primarily reflects the purchase of investments of $15.4 million and the purchase of property and equipment of $3.1 million, primarily for leaseholds; offset by the proceeds from the maturities of investments in the amount of $9.5 million

Net cash provided by financing activities was $9.3 million for the three months ended May 2, 2015, as compared to cash provided by financing activities of $56.0 million for the three months ended May 3, 2014. The net cash provided during the first three months of fiscal 2016 primarily reflects net borrowings on our senior credit facility of $9.7 million, proceeds from the exercise of stock options of $0.1 million and a tax benefit from exercise of equity instruments of $0.4 million; which was partially offset by payments of $0.6 million in deferred financing fees on the senior credit facility and $0.2 million in payments on our mortgage loans.

The net cash provided by financing during the first three months of fiscal 2015 primarily reflects net borrowings on our senior credit facility of $7.7 million; which was partially offset by payments of $0.2 million on our mortgage loans.

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

During fiscal 2015, we repurchased shares of our common stock at a cost of $8.8 million. There have been no open market purchases during fiscal 2016. Total purchases under the plan to date amount to approximately $51.7 million. As of May 2, 2015 and January 31, 2015, there were 770,753 shares of treasury stock outstanding at a cost of approximately $15.7 million, respectively.

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

On April 6, 2015, we elected to call for the partial redemption of $100 million of our $150 million outstanding 7 7/8% Senior Subordinated Notes due April 1, 2019 and a notice of redemption was sent to all registered holders of the notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, the Company completed the redemption of the $100 million of its senior subordinated notes. The Company incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption, including the redemption premium as well as the write-off of note issuance costs.

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

Senior Credit Facility

On April 22, 2015, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The Credit Facility has been extended through April 30, 2020 (“Maturity Date”). In connection with this amendment and restatement, we paid fees in the amount of $0.6 million. These fees will be amortized over the term of the credit facility as interest expense. At May 2, 2015, we had borrowings of $9.7 million under the Credit Facility. At January 31, 2015, we had no outstanding borrowings under the Credit Facility.

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

Borrowing Base. Borrowings under the Credit Facility are limited to a borrowing base calculation, which generally restricts the outstanding balance to the sum of (a) 87.5% of eligible receivables plus (b) 87.5% of eligible foreign accounts up to $1.5 million plus (c) the lesser of (i) the inventory loan limit, which equals 80% of the maximum credit under the Credit Facility at the time, (ii) a maximum of 70.0% of eligible finished goods inventory with an inventory limit not to exceed $125 million, or 90.0% of the net recovery percentage (as defined in the Credit Facility) of eligible inventory.

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

Letter of Credit Facilities

As of May 2, 2015, we maintained one U.S. dollar letter of credit facility totaling $30.0 million and one letter of credit facility totaling $0.3 million utilized by our United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

During the first quarter of fiscal 2016, a $15 million line of credit expired and was not renewed. During fiscal 2014, we decreased the letter of credit sublimit in our Senior Credit Facility to $30.0 million. At May 2, 2015 and January 31, 2015, there was $18.7 million and $33.7 million, respectively, available under the existing letter of credit facilities.

Real Estate Mortgage Loans

In July 2010, we paid off our then existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. The interest rate has been modified since the refinancing date. The interest rate was 4.25% per annum and monthly payments of principal and interest of $71,000 were due, based on a 25-year amortization with the outstanding principal due at maturity. In July 2013, we amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 3.9% per annum and the terms were restated to reflect new monthly payments of principal and interest of $69,000, based on a 25-year amortization with the outstanding principal due at maturity. At May 2, 2015 the balance of the real estate mortgage loan totaled $11.2 million, net of discount, of which $378,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on January 23, 2019. The mortgage loan has been refinanced and the interest rate has been modified since such date. The interest rate was 4.00% per annum and quarterly payments of principal and interest of approximately $248,000 were due, based on a 20-year amortization with the outstanding principal due at maturity. In January 2014, we again amended the mortgage loan to modify the interest rate. The interest rate was reduced to 3.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of approximately $68,000, based on a 20-year amortization with the outstanding principal due at maturity. At May 2, 2015, the balance of the real estate mortgage loan totaled $11.4 million, net of discount, of which approximately $448,000 is due within one year.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our financial position and results of operations as of and for the three months ended May 2, 2015.

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

Item 4: Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 2, 2015 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended May 2, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

We are a defendant in Humberto Ordaz v. Perry Ellis International, Inc., Case No. BC490485 (Cal. Sup. Ct. 2012), involving claims for unpaid wages, missed breaks and related claims, which was originally filed on August 17, 2012 by a former employee in our California administrative offices. The plaintiff sought an unspecified amount of damages. The lawsuit has been pleaded but not certified as a class action. Mediation was held during the third quarter of fiscal 2015. Currently, the parties have reached a tentative settlement. The tentative settlement amount has been provided for in the Company’s results of operations for fiscal 2015.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following amounts of our common stock during the first quarter of fiscal 2016:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value that May Yet Be Purchased under the Plans or Programs
March 1, 2015 to April 4, 2015	1,075	(2)	$22.77	—	$8,316,000
April 5, 2015 to May 2, 2015	26,250	(2)	$24.37	—	$8,316,000

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

Perry Ellis International, Inc.

June 9, 2015	By: /S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Section 1350

32.2	Certification of Principal Financial Officer pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase