Form 10-Q
period 2015-08-01
PERRY ELLIS INTERNATIONAL, INC
filed 2015-09-10
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 1, 2015

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

The number of shares outstanding of the registrant’s common stock is 15,773,000 (as of September 4, 2015).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of August 1, 2015 and January 31, 2015	1

Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended August 1, 2015 and August 2, 2014	2

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited) for the three and six months ended August 1, 2015 and August 2, 2014	3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended August 1, 2015 and August 2, 2014	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	32

Item 4:

Controls and Procedures	32

PART II: OTHER INFORMATION

Item 1:

Legal Proceedings	33

Item 6:

Exhibits	34

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	August 1, 2015	January 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$27,265	$43,547
Accounts receivable, net	124,275	137,432
Inventories	153,978	183,734
Investments, at fair value	10,704	19,996
Deferred income taxes	701	725
Prepaid income taxes	6,174	6,384
Prepaid expenses and other current assets	7,898	7,124

Total current assets	330,995	398,942

Property and equipment, net	66,219	64,633
Other intangible assets, net	206,557	210,201
Goodwill	6,022	6,022
Other assets	4,231	5,191

TOTAL	$614,024	$684,989

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$74,517	$117,789
Accrued expenses and other liabilities	26,154	22,355
Accrued interest payable	1,511	4,045
Unearned revenues	4,439	4,856
Deferred pension obligation	9,015	8,930
Deferred income taxes	82	797

Total current liabilities	115,718	158,772

Senior subordinated notes payable, net	50,000	150,000
Senior credit facility	58,211	—
Real estate mortgages	21,684	22,109
Unearned revenues and other long-term liabilities	15,325	15,009
Deferred income taxes	39,386	37,082

Total long-term liabilities	184,606	224,200

Total liabilities	300,324	382,972

Commitment and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,774,314 shares issued and outstanding as of August 1, 2015 and 16,128,775 shares issued and outstanding as of January 31, 2015	157	161
Additional paid-in-capital	147,809	161,336
Retained earnings	177,232	169,102
Accumulated other comprehensive loss	(11,498)	(12,852)

Total	313,700	317,747
Treasury stock at cost; no shares as of August 1, 2015 and 770,753 shares as of January 31, 2015	—	(15,730)

Total equity	313,700	302,017

TOTAL	$614,024	$684,989

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Revenues:
Net sales	$204,638	$196,010	$462,895	$445,926
Royalty income	8,661	7,522	16,818	14,920

Total revenues	213,299	203,532	479,713	460,846
Cost of sales	137,357	133,068	313,671	302,717

Gross profit	75,942	70,464	166,042	158,129

Operating expenses:
Selling, general and administrative expenses	68,254	66,858	137,862	136,568
Depreciation and amortization	3,446	2,988	6,768	5,968

Total operating expenses	71,700	69,846	144,630	142,536
Gain (loss) on sale of long-lived assets	—	885	(697)	885

Operating income	4,242	1,503	20,715	16,478
Costs of early extinguishment of debt	5,121	—	5,121	—
Interest expense	1,943	3,605	5,570	7,321

Net (loss) income before income taxes	(2,822)	(2,102)	10,024	9,157
Income tax (benefit) provision	(1,541)	(486)	1,894	2,998

Net (loss) income	$(1,281)	$(1,616)	$8,130	$6,159

Net (loss) income per share:
Basic	$(0.09)	$(0.11)	$0.55	$0.41

Diluted	$(0.09)	$(0.11)	$0.53	$0.41

Weighted average number of shares outstanding
Basic	15,048	14,906	14,849	14,844
Diluted	15,048	14,906	15,283	15,142

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Net (loss) income	$(1,281)	$(1,616)	$8,130	$6,159
Other Comprehensive income:
Foreign currency translation adjustments, net	153	2	1,091	638
Unrealized gain on pension liability, net of tax (1)	135	79	270	159
Unrealized (loss) gain on investments	—	(23)	(7)	15

Total other comprehensive income	288	58	1,354	812

Comprehensive (loss) income	$(993)	$(1,558)	$9,484	$6,971

(1)	Unrealized gain on pension liability for the three months ended August 1, 2015 and August 2, 2014 is net of tax in the amount of $0 and $51, respectively. Unrealized gain on pension liability for the six months ended August 1, 2015 and August 2, 2014 is net of tax in the amount of $0 and $101, respectively. See footnote 12 to the consolidated financial statements for further information.

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	August 1, 2015	August 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,130	$6,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,087	6,280
Provision for bad debts	279	253
Amortization of debt issue cost	266	320
Amortization of premiums and discounts	94	223
Amortization of unrealized loss on pension liability	270	260
Costs on early extinguishment of debt	1,158	—
Deferred income taxes	1,613	2,523
Share-based compensation	2,286	3,114
Loss (gain) on sale of long-lived assets	697	(885)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	13,199	36,277
Inventories	30,149	32,603
Prepaid income taxes	190	245
Prepaid expenses and other current assets	(759)	(2,166)
Other assets	107	(150)
Accounts payable and accrued expenses	(41,175)	(38,636)
Accrued interest payable	(2,534)	(105)
Unearned revenues and other liabilities	(666)	1,835
Deferred pension obligation	85	(1,172)

Net cash provided by operating activities	20,476	46,978

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,345)	(7,323)
Purchase of investments	(2,641)	(22,897)
Proceeds from investment maturities	11,860	14,160
Proceeds on sale of intangible assets	2,500	—

Net cash provided by (used in) investing activities	4,374	(16,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	255,065	159,402
Payments on senior credit facility	(196,854)	(167,564)
Payments on senior subordinated notes	(100,000)	—
Payments on real estate mortgages	(410)	(396)
Payments on capital leases	(77)	(150)
Deferred financing fees	(569)	—
Proceeds from exercise of stock options	1,339	197
Tax benefit from exercise of equity instruments	(201)	(144)

Net cash used in financing activities	(41,707)	(8,655)

Effect of exchange rate changes on cash and cash equivalents	575	(34)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,282)	22,229
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,547	26,989

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,265	$49,218

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	August 1, 2015	August 2, 2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,746	$6,883

Income taxes	$366	$464

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$—	$168

Note receivable on sale of intangible asset	$—	$1,250

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

The information presented reflects all adjustments, which are in the opinion of management of a normal and recurring nature, necessary for a fair presentation of the interim periods. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year

2. RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30)”, which is simplifying the Presentation of Debt Issuance Costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim periods beginning after December 15, 2015. The Company expects the adoption of the standard will result in the presentation of debt issuance costs, which are currently included in other assets, in the condensed consolidated balance sheets, as a direct deduction from the carrying amount of the related debt instrument.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, which requires inventory measured using any method other than last-in, first out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the impact that the adoption of ASU 2015-11 will have on its consolidated financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	August 1,	January 31,
	2015	2015
	(in thousands)
Trade accounts	$139,901	$150,515
Royalties	5,923	6,662
Other receivables	960	1,034

Total	146,784	158,211
Less: allowances	(22,509)	(20,779)

Total	$124,275	$137,432

4. INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price, customs, duties, freight, and commissions to buying agents.

Inventories consisted of the following as of:

	August 1,	January 31,
	2015	2015
	(in thousands)
Finished goods	$153,681	$183,468
Raw materials and in process	297	266

Total	$153,978	$183,734

5. INVESTMENTS

The Company’s investments include marketable securities and certificates of deposit at August 1, 2015 and January 31, 2015. Marketable securities are classified as available-for-sale and consist of corporate bonds with maturity dates less than two years. Certificates of deposit are classified as available-for-sale with $4.5 million with maturity dates within one year. Investments are stated at fair value. The estimated fair value of the marketable securities is based on quoted prices in an active market (Level 1 fair value measures).

Investments consisted of the following as of August 1, 2015:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Marketable securities	$6,182	$1	$(1)	$6,182
Certificates of deposit	4,522	1	(1)	4,522

Total investments	$10,704	$2	$(2)	$10,704

Investments consisted of the following as of January 31, 2015:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Marketable securities	$12,247	$9	$—	$12,256
Certificates of deposit	7,742	1	(3)	7,740

Total investments	$19,989	$10	$(3)	$19,996

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	August 1,	January 31,
	2015	2015
	(in thousands)
Furniture, fixtures and equipment	$83,037	$79,225
Buildings and building improvements	19,881	19,719
Vehicles	560	569
Leasehold improvements	50,511	47,807
Land	9,488	9,488

Total	163,477	156,808
Less: accumulated depreciation and amortization	(97,258)	(92,175)

Total	$66,219	$64,633

The above table of property and equipment includes assets held under capital leases as of:

	August 1,	January 31,
	2015	2015
	(in thousands)
Furniture, fixtures and equipment	$810	$888
Less: accumulated depreciation and amortization	(47)	(791)

Total	$763	$97

For the three months ended August 1, 2015 and August 2, 2014, depreciation and amortization expense relating to property and equipment amounted to $3.3 million and $2.9 million, respectively. For the six months ended August 1, 2015 and August 2, 2014, depreciation and amortization expense relating to property and equipment amounted to $6.6 million and $5.8 million, respectively. These amounts include amortization expense for leased property under capital leases.

7. OTHER INTANGIBLE ASSETS

Trademarks

Trademarks included in other intangible assets, net, are considered indefinite-lived assets and totaled $202.3 million at August 1, 2015 and $205.5 million at January 31, 2015.

On March 19, 2015, the Company entered into an agreement to sell the intellectual property of its C&C California brand to a third party. The sales price was $2.5 million, which was collected during the first quarter of fiscal 2016. In connection with this transaction, the Company recorded a loss of ($0.7) million in the licensing segment.

On August 1, 2014, the Company entered into a sales agreement, in the amount of $1.3 million, for the sale of Australian, Fiji and New Zealand trademark rights with respect to Jantzen. Payments on the purchase price were due in five installments of $250,000 over a five year period. Interest on the purchase price that remains unpaid will accrue at a rate of 3.5% per annum calculated on an annual basis. The first two payments have been received. The remaining three payments are to be paid annually commencing on August 1, 2016 with the final payment to be made on August 1, 2018. As a result of this transaction, the Company recorded a gain of $0.9 million in the licensing segment

Other

Other intangible assets consisted of the following as of:

	August 1,	January 31,
	2015	2015
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(4,230)	(3,782)

Total	$4,220	$4,668

For the three months ended August 1, 2015 and August 2, 2014, amortization expense relating to customer lists amounted to approximately $0.2 million and $0.3 million, respectively. For the six months ended August 1, 2015 and August 2, 2014, amortization expense relating to customer lists amounted to $0.4 million and $0.5 million, respectively. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the estimated amortization expense for future periods based on recorded amounts as of August 1, 2015, will be approximately $0.9 million a year from fiscal 2016 through fiscal 2017, approximately $0.8 million a year from fiscal 2018 through fiscal 2019, approximately $0.7 million for fiscal 2020 and approximately $0.5 million for fiscal 2021.

8. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consisted of the following as of:

	August 1,	January 31,
	2015	2015
	(in thousands)
Total letter of credit facilities	$30,312	$45,301
Outstanding letters of credit	(11,595)	(11,595)

Total credit available	$18,717	$33,706

During the first quarter of fiscal 2016, a $15 million line of credit expired and was not renewed.

9. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $3.2 million and $3.1 million for the three months ended August 1, 2015 and August 2, 2014, respectively, and $7.0 million and $7.8 million for the six months ended August 1, 2015 and August 2, 2014, respectively, and are included in selling, general and administrative expenses.

10. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net income by the weighted average shares of outstanding common stock. The calculation of diluted net (loss) income per share is similar to basic net (loss) income per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net income per share includes the effects of stock options, stock appreciation rights (“SARS”), and unvested restricted shares as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(1,281)	$(1,616)	$8,130	$6,159
Denominator:
Basic-weighted average shares	15,048	14,906	14,849	14,844
Dilutive effect: equity awards	—	—	434	298

Diluted-weighted average shares	15,048	14,906	15,283	15,142

Basic (loss) income per share	$(0.09)	$(0.11)	$0.55	$0.41

Diluted (loss) income per share	$(0.09)	$(0.11)	$0.53	$0.41

Antidilutive effect:(1)	1,220	1,825	517	1,109

(1)	Represents weighted average of stock options to purchase shares of common stock, SARS and restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

11. EQUITY

The following table reflects the changes in equity:

Changes in Equity
(in thousands)
Equity at January 31, 2015	$302,017
Comprehensive income	9,484
Share transactions under employee equity compensation plans	2,199

Equity at August 1, 2015	$313,700

Equity at February 1, 2014	$347,533
Comprehensive income	6,971
Share transactions under employee equity compensation plans	2,892

Equity at August 2, 2014	$357,396

During the second quarter of fiscal 2016, the Company retired 770,753 shares of treasury stock recorded at a cost of approximately $15.7 million. Accordingly, during the second quarter of fiscal 2016, the Company reduced common stock and additional paid in capital by $7,000 and $15.7 million, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, net of tax:

	Unrealized (Loss) Gain on Pension Liability	Foreign Currency Translation Adjustments, Net	Unrealized Gain (Loss) on Investments	Total
	(in thousands)
Balance, January 31, 2015	$(8,085)	$(4,774)	$7	$(12,852)
Other comprehensive income before reclassifications	—	1,091	(7)	1,084
Amounts reclassified from accumulated other comprehensive income	270	—	—	270

Balance, August 1, 2015	$(7,815)	$(3,683)	$—	$(11,498)

A summary of the impact on the condensed consolidated statements of operations line items is as follows:

	Three Months Ended
	August 1, 2015	August 2, 2014
	(in thousands)
Amortization of defined benefit pension items
Actuarial gains	$135	$130	Selling, general and administrative expenses
Tax provision	—	51	Income tax provision

Total, net of tax	$135	$79

	Six Months Ended
	August 1, 2015	August 2, 2014
	(in thousands)
Amortization of defined benefit pension items
Actuarial gains	$270	$260	Selling, general and administrative expenses
Tax provision	—	101	Income tax provision

Total, net of tax	$270	$159

13. INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2011 through fiscal 2015 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to open tax years from fiscal 2005 through fiscal 2016, depending on each state’s particular statute of limitation. As of August 1, 2015, the fiscal 2011, 2012 and 2013 U.S. federal income tax returns are under examination as well as various state, local, and foreign income tax returns by various taxing authorities.

The Company has a $1.0 million liability recorded for unrecognized tax benefits as of January 31, 2015, which includes interest and penalties of $0.2 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three months and six months ended August 1, 2015, the total amount of unrecognized tax benefits increased by approximately $118,000 and $110,000, respectively. The change to the total amount of the unrecognized tax benefits for the three and six months ended August 1, 2015 included an increase in interest and penalties of approximately $20,000 and $27,000, respectively.

The Company resolved the ongoing examination with the state of New York during the three months ended August 1, 2015. The Company does not currently anticipate a resolution within the next twelve months for any of the remaining unrecognized tax benefits as of August 1, 2015. The statute of limitations related to the Company’s fiscal 2011 and 2012 U.S. federal tax years has been extended as part of the examination and will not be expected to lapse within the next twelve months.

During the fourth quarter of fiscal 2015, the Company recognized a valuation allowance of $42.4 million against the remaining deferred tax assets, whose utilization is not restricted by factors beyond the Company’s control. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. While the Company recognized pretax earnings through the six months ended August 1, 2015, by itself that does not represent sufficient positive evidence of deferred tax asset realizability to warrant removing the valuation allowances established against the U.S. deferred tax assets. Deferred tax assets without valuation allowances remain in certain foreign tax jurisdictions, where supported by the evidence.

14. STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED SHARES

In 2002, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). The 2002 Plan was amended in 2003 to increase the number of shares reserved for issuance thereunder, among other changes. As amended, the 2002 Plan allowed the Company to grant Options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2005, the Company adopted the 2005 Long-Term Incentive Compensation Plan (the “2005 Plan”). The 2005 Plan allowed the Company to grant Options and other awards to purchase or receive up to an aggregate of 2,250,000 shares of the Company’s common stock, reduced by any awards outstanding under the 2002 Plan. On March 13, 2008, the Board of Directors unanimously adopted an amendment and restatement of the 2005 Plan that increased the number of shares available for grants by an additional 2,250,000 shares to an aggregate of 4,750,000 shares of common stock. On March 17, 2011, the Board of Directors unanimously adopted, the second amendment and restatement of the 2005 Plan, which increased the number of shares available for grants by an additional 500,000 shares to an aggregate of 5,250,000 shares of common stock. On May 20, 2015, the Board of Directors unanimously adopted, subject to shareholder approval at the annual meeting, the Perry Ellis International, Inc. 2015 Long Term Incentive Compensation Plan, which is an amendment and restatement of the 2005 Plan (the “2015 Plan, and collectively with the 2002 and 2005 Plans, as amended, the “Stock Plan”). The amendment was approved by the shareholders at the Company’s 2015 annual meeting.

The 2015 Plan extends the existing term until July 17, 2025 as well as increases the number of shares of common stock reserved for issuance by an additional 1,000,000 shares to an aggregate of 6,250,000 shares.

The Stock Plan is designed to serve as an incentive for attracting and retaining qualified and competent employees, officers, directors, consultants, and other persons who provide services to the Company.

The 2015 Plan provides for the grants of Incentive Stock Options and Nonstatutory Stock Options. An Incentive Stock Option is an option to purchase common stock, which meets the requirements set forth under Section 422 of the Internal Revenue Code of 1986, as amended (“Section 422”). A Nonstatutory Stock Option is an option to purchase common stock, which meets the requirements of the 2015 Plan, but does not meet the definition of an “incentive stock option” under Section 422.

The 2015 Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”), which is comprised of two or more non-employee directors. Subject to the terms of the 2015 Plan the Committee determines the participants, the allotment of shares to participants, and the term of the options. The Committee also determines the exercise price and certain other terms of the options; provided, however that the per share exercise price of options granted under the 2015 Plan may not be less than the fair market value of the common stock on the date of grant, and in the case of an Incentive Stock Option granted to a 10% shareholder, the per share exercise price will not be less than 110% of the fair market value of the common stock on the date of grant.

Under the 2015 Plan, restricted stock awards are granted subject to restrictions on transferability, risk of forfeiture and other restrictions, if any, as the Committee may impose, or as otherwise provided in the 2015 Plan, covering a period of time specified by the Committee. The terms of any restricted stock awards granted under the 2015 Plan are set forth in a written award agreement, which contains provisions determined by the Committee that are not inconsistent with the 2015 Plan. The restrictions may lapse separately or in combination at such times, under such circumstances (including based on achievement of performance goals and/or future service requirements), in such installments or otherwise, as the Committee may determine at the date of grant or thereafter. Except to the extent restricted under the terms of the 2015 Plan and any award agreement relating to a restricted stock award, a participant granted restricted stock shall have all of the rights of a shareholder, including the right to vote the restricted stock and the right to receive dividends thereon (subject to any mandatory reinvestment or other requirement imposed by the Committee). During the Restriction Period (as defined in the 2015 Plan), the restricted stock may not be sold, transferred, pledged, hypothecated, margined or otherwise encumbered by the participant.

During the second quarter of fiscal 2016, the Company granted an aggregate of 8,130 SARs, to be settled in shares of common stock to two new directors. The SARs have an excercise price of $23.38 and generally vest over a three-year period and have a seven-year term, at an estimated value, based on the Black-Scholes Option Pricing Model, of approximately $0.1 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the first and second quarters of fiscal 2016, the Company granted an aggregate of 73,489 and 141,613 shares of restricted stock to certain key employees, which vest primarily over a three-year period, at an estimated value of $1.8 million and $3.5 million, respectively. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

Also, during the second quarter of fiscal 2016, the Company awarded to five directors an aggregate of 12,840 shares of restricted stock. The restricted stock awarded vests primarily over a three-year period, at an estimated value of $0.3 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by each segment.

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$150,488	$147,175	$348,941	$342,174
Women’s Sportswear	29,882	26,240	68,705	60,727
Direct-to-Consumer	24,268	22,595	45,249	43,025
Licensing	8,661	7,522	16,818	14,920

Total revenues	$213,299	$203,532	$479,713	$460,846

Depreciation and amortization:
Men’s Sportswear and Swim	$1,863	$1,564	$3,738	$3,198
Women’s Sportswear	566	496	1,066	957
Direct-to-Consumer	971	889	1,875	1,735
Licensing	46	39	89	78

Total depreciation and amortization	$3,446	$2,988	$6,768	$5,968

Operating income :
Men’s Sportswear and Swim	$822	$(1,779)	$12,152	$9,254
Women’s Sportswear	(1,051)	(1,970)	331	(1,573)
Direct-to-Consumer	(2,147)	(1,126)	(4,013)	(2,978)
Licensing (1)	6,618	6,378	12,245	11,775

Total operating income	$4,242	$1,503	$20,715	$16,478
Costs on early extinguishment of debt	5,121	—	5,121	—
Total interest expense	1,943	3,605	5,570	7,321

Total net (loss) income before income taxes	$(2,822)	$(2,102)	$10,024	$9,157

(1)	Operating income for the licensing segment for the six months ended August 1, 2015, includes a loss on sale of long-lived assets in the amount of $0.7 million. Operating income for the licensing segment for the three and six months ended August 2, 2014 includes a gain on sale of long-lived assets in the amount of $0.9 million and $0.9 million, respectively. See footnote 7 to the consolidated financial statements for further information.

16. BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the three and six months of fiscal 2016 and 2015:

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
	(in thousands)
Service cost	$63	$63	$126	$126
Interest cost	337	433	674	866
Expected return on plan assets	(658)	(508)	(1,316)	(1,016)
Amortization of net gain	135	130	270	260

Net periodic benefit cost	$(123)	$118	$(246)	$236

17. SENIOR CREDIT FACILITY

On April 22, 2015, the Company amended and restated its existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The Credit Facility has been extended through April 30, 2020 (“Maturity Date”). In connection with this amendment and restatement, the Company paid fees in the amount of $0.6 million. These fees will be amortized over the term of the credit facility as interest expense. At August 1, 2015, we had outstanding borrowings of $58.2 million under the Credit Facility. At January 31, 2015, the Company had no outstanding borrowings under the Credit Facility.

Certain Covenants. The Credit Facility contains certain financial and other covenants, which, among other things, require the Company to maintain a minimum fixed charge coverage ratio if availability falls below certain thresholds. The Company is not aware of any non-compliance with any of its covenants in this Credit Facility. These covenants may restrict its ability and the ability of its subsidiaries to, among other things, incur additional indebtedness and liens in certain circumstances, redeem or repurchase capital stock, make certain investments or sell assets. The Company may pay cash dividends subject to certain restrictions set forth in the covenants including, but not limited to, meeting a minimum excess availability threshold and no occurrence of a default. The Company could be materially harmed if it violates any covenants, as the lenders under the Credit Facility could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If the Company is unable to repay those amounts, the lenders could proceed against its assets and the assets of its subsidiaries that are borrowers or guarantors. In addition, a covenant violation that is not cured or waived by the lenders could also constitute a cross-default under certain of its other outstanding indebtedness, such as the indenture relating to its 7 7 / 8 % senior subordinated notes due April 1, 2019, its letter of credit facilities, or its real estate mortgage loans. Such a cross-default could result in all of its debt obligations becoming immediately due and payable, which it may not be able to satisfy.

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

18. Senior Subordinated Notes Payable

In March 2011, the Company issued $150 million 7 7 / 8 % senior subordinated notes, due April 1, 2019. The proceeds of this offering were used to retire the $150 million 8 7 / 8 % senior subordinated notes due September 15, 2013 and to repay a portion of the outstanding balance on the senior credit facility. The proceeds to the Company were $146.5 million yielding an effective interest rate of 8.0%.

On April 6, 2015, the Company elected to call for the partial redemption of $100 million of its $150 million 7 7 / 8 % senior subordinated notes due 2019 and a notice of redemption was sent to all registered holders of the senior subordinated notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, the Company completed the redemption of the $100 million of its senior subordinated notes. The Company incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption, including the redemption premium as well as the write-off of note issuance costs.

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

Real estate mortgages. (classified within Level 2 of the valuation hierarchy)—The carrying amounts of the real estate mortgages were approximately $23.0 million at August 1, 2015 and January 31, 2015, respectively. The carrying values of the real estate mortgages at August 1, 2015 and January 31, 2015, approximate their fair values since the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 1 of the valuation hierarchy)—The carrying amounts of the 7 7 / 8 % senior subordinated notes payable were approximately $50.0 million and $150.0 million at August 1, 2015 and January 31, 2015. The fair value of the 7 7 / 8 % senior subordinated notes payable was approximately $51.0 million and $157.0 million as of August 1, 2015 and January 31, 2015, respectively, based on quoted market prices.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a combined, or where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of August 1, 2015 and January 31, 2015 and for the three and six months ended August 1, 2015 and August 2, 2014. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF AUGUST 1, 2015

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$4,301	$22,964	$—	$27,265
Accounts receivable, net	—	97,938	26,337	—	124,275
Intercompany receivable, net	76,028	—	—	(76,028)	—
Inventories	—	129,583	24,395	—	153,978
Investment, at fair value	—	—	10,704	—	10,704
Deferred income taxes	—	—	701	—	701
Prepaid income taxes	5,836	—	—	338	6,174
Prepaid expenses and other current assets	—	7,005	893	—	7,898

Total current assets	81,864	238,827	85,994	(75,690)	330,995
Property and equipment, net	—	61,855	4,364	—	66,219
Other intangible assets, net	—	172,919	33,638	—	206,557
Goodwill	—	6,022	—	—	6,022
Investment in subsidiaries	282,844	—	—	(282,844)	—
Other assets	503	2,366	1,362	—	4,231

TOTAL	$365,211	$481,989	$125,358	$(358,534)	$614,024

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$—	$64,062	$10,455	$—	$74,517
Accrued expenses and other liabilities	—	21,059	5,095	—	26,154
Accrued interest payable	1,511	—	—	—	1,511
Income taxes payable	—	452	906	(1,358)	—
Unearned revenues	—	2,912	1,527	—	4,439
Deferred pension obligation	—	8,943	72	—	9,015
Deferred income taxes	—	82	—	—	82
Intercompany payable , net	—	59,528	20,794	(80,322)	—

Total current liabilities	1,511	157,038	38,849	(81,680)	115,718

Senior subordinated notes payable, net	50,000	—	—	—	50,000
Senior credit facility	—	58,211	—	—	58,211
Real estate mortgages	—	21,684	—	—	21,684
Unearned revenues and other long-term liabilities	—	14,567	758	—	15,325
Deferred income taxes	—	37,687	3	1,696	39,386

Total long-term liabilities	50,000	132,149	761	1,696	184,606

Total liabilities	51,511	289,187	39,610	(79,984)	300,324

Total equity	313,700	192,802	85,748	(278,550)	313,700

TOTAL	$365,211	$481,989	$125,358	$(358,534)	$614,024

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS ) INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED AUGUST 1, 2015

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$179,921	$24,717	$—	$204,638
Royalty income	—	5,286	3,375	—	8,661

Total revenues	—	185,207	28,092	—	213,299
Cost of sales	—	121,408	15,949	—	137,357

Gross profit	—	63,799	12,143	—	75,942
Operating expenses:
Selling, general and administrative expenses	—	57,275	10,979	—	68,254
Depreciation and amortization	—	3,138	308	—	3,446

Total operating expenses	—	60,413	11,287	—	71,700

Operating income	—	3,386	856	—	4,242
Costs on early extinguishment of debt	—	5,121	—	—	5,121
Interest expense	—	1,939	4	—	1,943

Net (loss) income before income taxes	—	(3,674)	852	—	(2,822)
Income tax (benefit) provision	—	(2,517)	976	—	(1,541)

Equity in earnings of subsidiaries, net	(1,281)	—	—	1,281	—

Net (loss) income	(1,281)	(1,157)	(124)	1,281	(1,281)

Other comprehensive income	288	135	153	(288)	288

Comprehensive (loss) income	$(993)	$(1,022)	$29	$993	$(993)

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE SIX MONTHS ENDED AUGUST 1, 2015

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$412,200	$50,695	$—	$462,895
Royalty income	—	10,198	6,620	—	16,818

Total revenues	—	422,398	57,315	—	479,713
Cost of sales	—	281,659	32,012	—	313,671

Gross profit	—	140,739	25,303	—	166,042
Operating expenses:
Selling, general and administrative expenses	—	117,120	20,742	—	137,862
Depreciation and amortization	—	6,162	606	—	6,768

Total operating expenses	—	123,282	21,348	—	144,630

Loss on sale of long-lived assets	—	(697)	—	—	(697)

Operating income	—	16,760	3,955	—	20,715
Costs on early extinguishment of debt	—	5,121	—	—	5,121
Interest expense	—	5,506	64	—	5,570

Net income before income taxes	—	6,133	3,891	—	10,024
Income tax provision	—	564	1,330	—	1,894

Equity in earnings of subsidiaries, net	8,130	—	—	(8,130)	—

Net income	8,130	5,569	2,561	(8,130)	8,130

Other comprehensive income	1,354	270	1,084	(1,354)	1,354

Comprehensive income	$9,484	$5,839	$3,645	$(9,484)	$9,484

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED AUGUST 1, 2015

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(1,789)	$19,293	$2,972	$—	$20,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(6,734)	(611)	—	(7,345)
Purchase of investments	—	—	(2,641)	—	(2,641)
Proceeds from investment maturities	—	—	11,860	—	11,860
Proceeds on sale of intangible assets	—	2,500	—	—	2,500
Intercompany transactions	100,076	—	—	(100,076)	—

Net cash provided by (used in) investing activities	100,076	(4,234)	8,608	(100,076)	4,374

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior subordinated notes	(100,000)	—	—	—	(100,000)
Borrowings from senior credit facility	—	255,065	—	—	255,065
Payments on senior credit facility	—	(196,854)	—	—	(196,854)
Payments on real estate mortgages	—	(410)	—	—	(410)
Payments on capital leases	—	(77)	—	—	(77)
Deferred financing fees	—	(569)	—	—	(569)
Proceeds from exercise of stock options	1,339	—	—	—	1,339
Tax benefit from exercise of equity instruments	(201)	—	—	—	(201)
Intercompany transactions		(97,968)	(2,683)	100,651	—

Net cash (used in) provided by financing activities	(98,862)	(40,813)	(2,683)	100,651	(41,707)
Effect of exchange rate changes on cash and cash equivalents	575	—	575	(575)	575

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(25,754)	9,472	—	(16,282)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	30,055	13,492	—	43,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$4,301	$22,964	$—	$27,265

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED AUGUST 2, 2014

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(182)	$39,319	$4,842	$2,999	$46,978

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(6,895)	(428)	—	(7,323)
Purchase of investments	—	—	(22,897)	—	(22,897)
Proceeds from investment maturities	—	—	14,160	—	14,160
Intercompany transactions	163	—	—	(163)	—

Net cash provided by (used in) investing activities	163	(6,895)	(9,165)	(163)	(16,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	159,402	—	—	159,402
Payments on senior credit facility	—	(167,564)	—	—	(167,564)
Payments on real estate mortgages	—	(396)	—	—	(396)
Payments on capital leases	—	(150)	—	—	(150)
Proceeds from exercise of stock options	197	—	—	—	197
Tax benefit from exercise of equity instruments	(144)	—	—	—	(144)
Intercompany transactions	—	(2,307)	2,178	129	—

Net cash provided by (used in) financing activities	53	(11,015)	2,178	129	(8,655)
Effect of exchange rate changes on cash and cash equivalents	(34)	—	(34)	34	(34)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	21,409	(2,179)	2,999	22,229
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	29,988	(2,999)	26,989

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$21,409	$27,809	$—	$49,218

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2015 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks and goodwill, the recoverability of deferred tax assets and the measurement of retirement related benefits. We believe that there have been no significant changes to our critical accounting policies during the three and six months ended August 1, 2015 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2015.

Results of Operations

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income by segment, the most directly comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$150,488	$147,175	$348,941	$342,174
Women’s Sportswear	29,882	26,240	68,705	60,727
Direct-to-Consumer	24,268	22,595	45,249	43,025
Licensing	8,661	7,522	16,818	14,920

Total revenues	$213,299	$203,532	$479,713	$460,846

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Reconciliation of operating income to EBITDA
Operating income by segment:	(in thousands)
Men’s Sportswear and Swim	$822	$(1,779)	$12,152	$9,254
Women’s Sportswear	(1,051)	(1,970)	331	(1,573)
Direct-to-Consumer	(2,147)	(1,126)	(4,013)	(2,978)
Licensing	6,618	6,378	12,245	11,775

Total operating income	$4,242	$1,503	$20,715	$16,478

Add:
Depreciation and amortization
Men’s Sportswear and Swim	$1,863	$1,564	$3,738	$3,198
Women’s Sportswear	566	496	1,066	957
Direct-to-Consumer	971	889	1,875	1,735
Licensing	46	39	89	78

Total depreciation and amortization	$3,446	$2,988	$6,768	$5,968

EBITDA by segment:
Men’s Sportswear and Swim	$2,685	$(215)	$15,890	$12,452
Women’s Sportswear	(485)	(1,474)	1,397	(616)
Direct-to-Consumer	(1,176)	(237)	(2,138)	(1,243)
Licensing	6,664	6,417	12,334	11,853

Total EBITDA	$7,688	$4,491	$27,483	$22,446

EBITDA margin by segment
Men’s Sportswear and Swim	1.8%	(0.1%)	4.6%	3.6%
Women’s Sportswear	(1.6%)	(5.6%)	2.0%	(1.0%)
Direct-to-Consumer	(4.8%)	(1.0%)	(4.7%)	(2.9%)
Licensing	76.9%	85.3%	73.3%	79.4%
Total EBITDA margin	3.6%	2.2%	5.7%	4.9%

EBITDA consists of earnings before interest, depreciation and amortization, costs on early extinguishment of debt and income taxes. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, and does not represent cash flow from operations. The most directly comparable GAAP financial measure, presented above, is operating income. EBITDA and EBITDA margin are presented solely as a supplemental disclosure because management believes that they are a common measure of operating performance in the apparel industry.

The following is a discussion of the results of operations for the three and six month ended August 1, 2015 of the fiscal year ending January 30, 2016 (“fiscal 2016”) compared with the three and six month ended August 2, 2014 of the fiscal year ended January 31, 2015 (“fiscal 2015”).

Results of Operations—three and six months ended August 1, 2015 compared to the three and six months ended August 2, 2014.

Net sales. Men’s Sportswear and Swim net sales for the three months ended August 1, 2015 were $150.5 million, an increase of $3.3 million, or 2.2%, from $147.2 million for the three months ended August 2, 2014. The net sales increase was attributed primarily to Perry Ellis as well as strength in Original Penguin across the globe.

Men’s Sportswear and Swim net sales for the six months ended August 1, 2015 were $348.9 million, an increase of $6.7 million, or 2.0%, from $342.2 million for the six months ended August 2, 2014. The net sales increase was attributed primarily to increases in the Perry Ellis and Original Penguin collections and golf lifestyle apparel, partially offset by decreases in our mid-tier sportswear as we reduced penetration of our proprietary brands.

Women’s Sportswear net sales for the three months ended August 1, 2015 were $29.9 million, an increase of $3.7 million, or 14.1%, from $26.2 million for the three months ended August 2, 2014. The net sales increase was attributed to contemporary Laundry by Shelli Segal dresses and Rafaella, which were partially offset by the exit of C&C California, which we sold during the first quarter.

Women’s Sportswear net sales for the six months ended August 1, 2015 were $68.7 million, an increase of $8.0 million, or 13.2%, from $60.7 million for the six months ended August 2, 2014. The net sales increase was primarily due to increases in our contemporary Laundry by Shelli Segal dresses and Rafaella sportswear, driven by strong performance at retail. These increases were partially offset by the exit of C&C California, which was sold during the first quarter.

Direct-to-Consumer net sales for the three months ended August 1, 2015 were $24.3 million, an increase of $1.7 million, or 7.5%, from $22.6 million for the three months ended August 2, 2014. The net sales increase was attributed to a 2.1% comparable same store sales increase driven by a higher average dollar per transaction in both Perry Ellis and Original Penguin stores. We also experienced increases in ecommerce comparable sales of 33% over last year.

Direct-to-Consumer net sales for the six months ended August 1, 2015 were $45.2 million, an increase of $2.2 million, or 5.1%, from $43.0 million for the six months ended August 2, 2014. The increase was driven by e-commerce, which posted a 38% increase in comparable sales, as well as a 1% increase in comparable same store sales.

Royalty income. Royalty income for the three months ended August 1, 2015 was $8.7 million, an increase of $1.2 million, or 16.0%, from $7.5 million for the three months ended August 2, 2014. The net sales increase was attributed to new licenses signed last year and through the first part of fiscal 2016 as well as strong performance in existing licenses for our core brands.

Royalty income for the six months ended August 1, 2015 was $16.8 million, an increase of $1.9 million, or 12.8%, from $14.9 million for the six months ended August 2, 2014. Royalty income increases were attributed to increases in our Perry Ellis, Original Penguin and Laundry businesses as well as the new licenses signed last year and through the first part of fiscal 2016.

Gross profit. Gross profit was $75.9 million for the three months ended August 1, 2015, an increase of $5.4 million, or 7.7%, from $70.5 million for the three months ended August 2, 2014. The increase is attributed to growth in the Perry Ellis and Rafaella collection businesses, as well as in licensing and direct-to-consumer.

Gross profit was $166.0 million for the six months ended August 1, 2015, an increase of $7.9 million, or 5.0%, from $158.1 million for the six months ended August 2, 2014. This increase is attributed to the sales mix composition described above and the factors described within the gross profit margin section below.

Gross profit margin. As a percentage of total revenue, gross profit margins were 35.6% for the three months ended August 1, 2015, as compared to 34.6% for the three months ended August 2, 2014, an expansion of 100 basis points. The increase was primarily attributed to the factors outlined in gross profit section above which were, partially offset by costs associated with the consolidation of our foreign sourcing offices.

For the six months ended August 1, 2015, gross profit margins were 34.6% as a percentage of total revenue as compared to 34.3% for the six months ended August 2, 2014, an increase of 30 basis points. This increase is primarily associated with the expansion across our licensing and core domestic collections, partially offset by the exit of the Elite component of our Nike licensed business, the inventory liquidation of divested C&C California, as well as the consolidation of our foreign sourcing offices.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended August 1, 2015 were $68.3 million, an increase of $1.4 million, or 2.1%, from $66.9 million for the three months ended August 2, 2014. The increase reflects costs primarily related to the activist campaign as well as costs associated with streamlining and restructuring. This increase was partially offset by cost reductions this quarter as a result of the initiatives we implemented during fiscal 2014.

Selling, general and administrative expenses for the six months ended August 1, 2015 were $137.9 million, an increase of $1.3 million, or 1.0%, from $136.6 million for the six months ended August 2, 2014. The increase reflects costs primarily related to the activist campaign as well as restructuring costs related to exited businesses and exit costs associated with the consolidation of our N.Y. corporate office space. We realized favorability from reduced headcount and tighter expense control across our infrastructure.

EBITDA. Men’s Sportswear and Swim EBITDA margin for the three months ended August 1, 2015 increased 190 basis points to 1.8% from (0.1%) for the three months ended August 2, 2014. Men’s Sportswear and Swim EBITDA margin for the six months ended August 1, 2015 increased 100 basis points to 4.6%, from 3.6% for the six months ended August 2, 2014. The EBITDA margin was driven principally by the expansion in gross margin in our Perry Ellis and Original Penguin collection businesses. We also realized favorable leverage in selling, general and administrative expenses, most notably in employee related expenses, which was partially offset by the increased infrastructure expenditures planned in this segment, as well as exit costs associated with the Elite component of our licensed Nike business.

Women’s Sportswear EBITDA margin for the three months ended August 1, 2015 increased 400 basis points to (1.6%) from (5.6%) for the three months ended August 2, 2014. Women’s Sportswear EBITDA margin for the six months ended August 1, 2015 increased 300 basis points to 2.0% from (1.0%) for the six months ended August 2, 2014. The EBITDA margin was favorably impacted by the expansion in the Rafaella collection business coupled with favorable leverage in selling, general and administrative expenses, most notably in employee expenses and other overhead. This was partially offset by exit costs associated with C&C California.

Direct-to-Consumer EBITDA margin for the three months ended August 1, 2015 decreased 380 basis points to (4.8%) from (1.0%) for the three months ended August 2, 2014. Direct-to-Consumer EBITDA margin for the six months ended August 1, 2015 decreased 180 basis points to (4.7%), from (2.9%) for the six months ended August 2, 2014. The decrease was primarily attributable to an increase in occupancy costs attributable to renewal contracts coupled with additional costs associated with freight and professional fees.

Licensing EBITDA margin for the three months ended August 1, 2015 decreased 840 basis points to 76.9%, from 85.3% for the three months ended August 2, 2014. The decrease is attributable to a gain on the sale of certain rights of Jantzen in Australia, Fiji and New Zealand realized during fiscal 2015. This was partially offset by the increase in royalty income attributed to Original Penguin partnerships for footwear and international licensed retail stores, as well as eight new licensing agreements. Licensing EBITDA margin for the six months ended August 1, 2015 decreased to 73.3%, from 79.4% for the six months ended August 2, 2014. During the first three months ended May 2, 2015, we realized a loss on the sale of the C&C California brand while in the prior year we realized a gain in the first six months from the sale of Jantzen rights described above.

Depreciation and amortization. Depreciation and amortization for the three months ended August 1, 2015, was $3.4 million, an increase of $0.4 million, or 13.3% from $3.0 million for the three months ended August 2,

2014. Depreciation and amortization for the six months ended August 1, 2015, was $6.8 million, an increase of $0.8 million, or 13.3%, from $6.0 million for the six months ended August 2, 2014. The increase is attributed to depreciation related to our capital expenditures and leaseholds, primarily in the men’s sportswear and swim segment, as well as the direct-to-consumer segment.

(Loss) gain on sale of long-lived assets. During the first quarter of fiscal 2016, we entered into an agreement to sell the intellectual property of our C&C California brand to a third party. As a result of this transaction, we recorded a loss of ($0.7) million in the licensing segment. During the second quarter of fiscal 2015, we entered into a sales agreement, in the amount of $1.3 million, for the sale of the Australian, Fiji and New Zealand trademark rights with respect to Jantzen. As a result of this transaction, we recorded a gain of $0.9 million in the licensing segment.

Interest expense. Interest expense for the three months ended August 1, 2015 was $1.9 million, a decrease of $1.7 million, or 47.2%, from $3.6 million for the three months ended August 2, 2014. Interest expense for the six months ended August 1, 2015 was $5.6 million, a decrease of $1.7 million, or 23.3%, from $7.3 million for the six months ended August 2, 2014. The decrease was primarily attributable to a decrease in interest resulting from the partial redemption of $100 million of our senior subordinated notes. This decrease was partially offset by a higher average amount borrowed on our credit facility as compared to the comparable quarter of the prior year. The increase in the credit facility was due to its use for the redemption of the notes as discussed above.

Income taxes. The income tax benefit for the three months ended August 1, 2015, was $1.5 million, an increase of $1.0 million, as compared to $0.5 million for the three months ended August 2, 2014. For the three months ended August 1, 2015, our effective tax rate was 54.7% as compared to 23.1% for the three months ended August 2, 2014. The income tax provision for the six months ended August 1, 2015, was $1.9 million, a decrease of $1.1 million, as compared to $3.0 million for the six months ended August 2, 2014. For the six months ended August 1, 2015, our effective tax rate was 18.9% as compared to 32.7% for the six months ended August 2, 2014. The overall change in the effective tax rates is attributed to the current year impact of the valuation allowance on domestic taxes and a change in the ratio of income between domestic and foreign operations, of which the domestic operations are taxed at higher statutory tax rates.

Net (loss) income. Net loss for the three months ended August 1, 2015 was $1.3 million, a decrease of $0.3 million, or 18.8%, as compared to a loss of $1.6 million for the three months ended August 2, 2014. Net income for the six months ended August 1, 2015 was $8.1 million, an increase of $1.9 million, or 30.6%, as compared to $6.2 million for the six months ended August 2, 2014. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, pension funding requirements, acquisitions, and capital expenditures. We believe that our working capital requirements will increase for next year as we continue to expand internationally. As of August 1, 2015, our total working capital was $215.3 million as compared to $240.2 million at January 31, 2015 and $282.1 million as of August 2, 2014. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs and capital expenditure needs over the next year. We also believe that our real estate assets, which had a net book value of $22.6 million at August 1, 2015, have a higher market value. These real estate assets may provide us with additional capital resources. Additional borrowings against these real estate assets, however, would be subject to certain loan to value criteria established by lending institutions. As of August 1, 2015, we had mortgage loans on these properties totaling $22.8 million.

We consider the undistributed earnings of our foreign subsidiaries as of August 1, 2015, to be indefinitely reinvested and, accordingly, no United States income taxes have been provided thereon. As of August 1, 2015, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $23.0 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Net cash provided by operating activities was $20.5 million for the six months ended August 1, 2015, as compared to cash provided by operating activities of $47.0 million for the six months ended August 2, 2014.

The cash provided by operating activities for the six months ended August 1, 2015, is primarily attributable to a decrease in accounts receivable of $13.2 million due to the timing of shipments as compared to the prior year, as well as decreased inventory of $30.1 million due to improved inventory management. This was partially offset by a decrease in accounts payable and accrued expenses of $41.2 million as well as decreased accrued interest payable of $2.5 million. For the six months ended August 1, 2015, our inventory turnover ratio increased to 3.7 as compared to 3.3 for the comparable period in fiscal 2015. Inventory levels declined as noted above resulting from tighter inventory management.

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

Net cash provided by investing activities was $4.4 million for the six months ended August 1, 2015, as compared to cash used in investing activities of $16.1 million for the six months ended August 2, 2014. The net cash provided by investing activities during the first six months of fiscal 2016 primarily reflects the proceeds from the maturities of investments in the amount of $11.9 million and proceeds on the sale of the C&C California brand in the amount of $2.5 million; offset by the purchase of investments of $2.6 million and the purchase of property and equipment of $7.3 million primarily for leasehold improvements and store fixtures.

The net cash used during the first six months of fiscal 2015 primarily reflects the purchase of investments of $22.9 million and the purchase of property and equipment of $7.3 million, primarily for leaseholds; offset by the proceeds from the maturities of investments in the amount of $14.2 million.

Net cash used in financing activities was $41.7 million for the six months ended August 1, 2015, as compared to cash used in financing activities of $8.7 million for the six months ended August 2, 2014. The net cash used during the first six months of fiscal 2016 primarily reflects payments for the partial redemption on our senior subordinated notes of $100 million, payments of $0.4 million on our mortgage loans, payments of deferred financing fees on the senior credit facility of $0.6 million and payments on capital leases of $0.07 million; partially offset by net borrowings on our senior credit facility of $58.2 million, proceeds from the exercises of stock options of $1.3 million and a tax benefit from exercise of equity instruments of $0.2 million. We financed the redemption of the subordinated notes through our senior credit facility.

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

During the second quarter of fiscal 2016, we retired 770,753 shares of treasury stock recorded at a cost of approximately $15.7 million. Accordingly, during the second quarter of fiscal 2016 we reduced common stock and additional paid in capital by $7,000 and $15.7 million, respectively.

During fiscal 2015, we repurchased shares of our common stock at a cost of $8.8 million. There have been no open market purchases during fiscal 2016. Total purchases under the plan to date amount to approximately $51.7 million. As of August 1, 2015 there were no treasury shares outstanding and as of January 31, 2015, there were 770,753 shares of treasury stock outstanding at a cost of approximately $15.7 million.

Acquisitions

None.

7 7/8% $150 Million Senior Subordinated Notes Payable

In March 2011, we issued $150 million 7 7 / 8 % senior subordinated notes, due April 1, 2019. The proceeds of this offering were used to retire the $150 million 8 7 / 8 % senior subordinated notes due September 15, 2013 and to repay a portion of the outstanding balance on our senior credit facility. The proceeds to us were $146.5 million yielding an effective interest rate of 8.0%.

On April 6, 2015, we elected to call for partial redemption $100 million of our $150 million outstanding 7 7 /8 % Senior Subordinated Notes due April 1, 2019 and a notice of redemption was sent to all registered holders of the notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, we completed the redemption of $100 million of our senior subordinated notes. We incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption premium and the write-off of note issuance costs.

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

Senior Credit Facility

On April 22, 2015, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The Credit Facility has been extended through April 30, 2020 (“Maturity Date”). In connection with this amendment and restatement, we paid fees in the amount of $0.6 million. These fees will be amortized over the term of the credit facility as interest expense. At August 1, 2015, we had borrowings of $58.2 million under the Credit Facility. At January 31, 2015, we had no outstanding borrowings under the Credit Facility.

Certain Covenants. The Credit Facility contains certain financial and other covenants, which, among other things, require us to maintain a minimum fixed charge coverage ratio if availability falls below certain thresholds. We are not aware of any non-compliance with any of our covenants in this Credit Facility. These covenants may restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness and liens in certain circumstances, redeem or repurchase capital stock, make certain investments or sell assets. We may pay cash dividends subject to certain restrictions set forth in the covenants including, but not limited to, meeting a minimum excess availability threshold and no occurrence of a default. We could be materially harmed if we violate any covenants, as the lenders under the Credit Facility could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, the lenders could proceed against our assets and the assets of our subsidiaries that are borrowers or guarantors. In addition, a covenant violation that is not cured or waived by the lenders could also constitute a cross-default under certain of our other outstanding indebtedness, such as the indenture relating to our 7 7 / 8 % senior subordinated notes due April 1, 2019, our letter of credit facilities, or our real estate mortgage loans. Such a cross-default could result in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

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

Letter of Credit Facilities

As of August 1, 2015, we maintained one U.S. dollar letter of credit facility totaling $30.0 million and one letter of credit facility totaling $0.3 million utilized by our United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

During the first quarter of fiscal 2016, a $15 million line of credit expired and was not renewed. During fiscal 2014, we decreased the letter of credit sublimit in our Senior Credit Facility to $30.0 million. At August 1, 2015 and January 31, 2015, there was $18.7 million and $33.7 million, respectively, available under the existing letter of credit facilities.

Real Estate Mortgage Loans

In July 2010, we paid off our then existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. The interest rate has been modified since the refinancing date. The interest rate was 4.25% per annum and monthly payments of principal and interest of $71,000 were due, based on a 25-year amortization with the outstanding principal due at maturity. In July 2013, we amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 3.9% per annum and the terms were restated to reflect new monthly payments of principal and interest of $69,000, based on a 25-year amortization with the outstanding principal due at maturity. At August 1, 2015, the balance of the real estate mortgage loan totaled $11.2 million, net of discount, of which $382,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on January 23, 2019. The mortgage loan has been refinanced and the interest rate has been modified since such date. The interest rate was 4.00% per annum and quarterly payments of principal and interest of approximately $248,000 were due, based on a 20-year amortization with the outstanding principal due at maturity. In January 2014, we again amended the mortgage loan to modify the interest rate. The interest rate was reduced to 3.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of approximately $68,000, based on a 20-year amortization with the outstanding principal due at maturity. At August 1, 2015, the balance of the real estate mortgage loan totaled $11.3 million, net of discount, of which approximately $452,000 is due within one year.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and six months ended August 1, 2015.

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

Item 4: Controls and Procedures

Evaluation of Disclosures Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 1, 2015 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), during the quarter ended August 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

We are a defendant in Humberto Ordaz v. Perry Ellis International, Inc., Case No. BC490485 (Cal. Sup. Ct. 2012), involving claims for unpaid wages, missed breaks and related claims, which was originally filed on August 17, 2012 by a former employee in our California administrative offices. The plaintiff sought an unspecified amount of damages. The lawsuit has been pleaded but not certified as a class action. Mediation was held during the third quarter of fiscal 2015. Currently, the parties reached a settlement on August 12, 2015. The settlement amount was provided for in the Company’s results of operations for fiscal 2015.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Exhibit Description	Where Filed

10.68	Form of Performance-Based Restricted Stock Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan (1)	Filed herewith.

10.69	Form of Performance Unit Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan (1)	Filed herewith.

10.70	Form of Restricted Stock Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan) (1)	Filed herewith.

10.71	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan (1)	Filed herewith.

10.72	Form of Non-Qualified Stock Option Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan (1)	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to Section 1350	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to Section 1350	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

(1)	Management Contract or Compensation Plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

September 10, 2015	By:	/S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

10.68	Form of Performance-Based Restricted Stock Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan

10.69	Form of Performance Unit Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan

10.70	Form of Restricted Stock Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan

10.71	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan

10.72	Form of Non-Qualified Stock Option Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Section 1350

32.2	Certification of Principal Financial Officer pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase