Form 10-Q
period 2015-10-31
PERRY ELLIS INTERNATIONAL, INC
filed 2015-12-08
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2015

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

The number of shares outstanding of the registrant’s common stock is 15,723,089 (as of December 2, 2015).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of October 31, 2015 and January 31, 2015	1

Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended October 31, 2015 and November 1, 2014	2

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended October 31, 2015 and November 1, 2014	3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 31, 2015 and November 1, 2014	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	34

Item 4:

Controls and Procedures	34

PART II: OTHER INFORMATION	35

Item 1:

Legal Proceedings	35

Item 6:

Exhibits	36

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	October 31, 2015	January 31, 2015
ASSETS

Current Assets:
Cash and cash equivalents	$26,016	$43,547
Accounts receivable, net	130,453	137,432
Inventories	145,301	183,734
Investments, at fair value	10,291	19,996
Deferred income taxes	694	725
Prepaid income taxes	2,743	6,384
Prepaid expenses and other current assets	7,892	7,124

Total current assets	323,390	398,942

Property and equipment, net	67,040	64,633
Other intangible assets, net	206,333	210,201
Goodwill	6,022	6,022
Other assets	3,879	5,191

TOTAL	$606,664	$684,989

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$62,946	$117,789
Accrued expenses and other liabilities	25,594	22,355
Accrued interest payable	536	4,045
Unearned revenues	4,143	4,856
Deferred pension obligation	8,514	8,930
Deferred income taxes	172	797

Total current liabilities	101,905	158,772

Senior subordinated notes payable, net	50,000	150,000
Senior credit facility	60,621	—
Real estate mortgages	21,517	22,109
Unearned revenues and other long-term liabilities	15,223	15,009
Deferred income taxes	40,290	37,082

Total long-term liabilities	187,651	224,200

Total liabilities	289,556	382,972

Commitment and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,789,519 shares issued and outstanding as of October 31, 2015 and 16,128,775 shares issued and outstanding as of January 31, 2015	158	161
Additional paid-in-capital	149,418	161,336
Retained earnings	179,505	169,102
Accumulated other comprehensive loss	(11,973)	(12,852)

Total	317,108	317,747
Treasury stock at cost; no shares as of October 31, 2015 and 770,753 shares as of January 31, 2015	—	(15,730)

Total equity	317,108	302,017

TOTAL	$606,664	$684,989

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

Revenues:
Net sales	$196,447	$203,267	$659,342	$649,193
Royalty income	8,992	8,173	25,810	23,093

Total revenues	205,439	211,440	685,152	672,286
Cost of sales	132,144	141,133	445,815	443,850

Gross profit	73,295	70,307	239,337	228,436

Operating expenses:
Selling, general and administrative expenses	64,869	64,477	202,731	201,045
Depreciation and amortization	3,383	3,008	10,151	8,976

Total operating expenses	68,252	67,485	212,882	210,021

(Loss) gain on sale of long-lived assets	—	—	(697)	885

Operating income	5,043	2,822	25,758	19,300
Costs of early extinguishment of debt	—	—	5,121	—

Interest expense	1,853	3,517	7,423	10,838

Net income (loss) before income taxes	3,190	(695)	13,214	8,462
Income tax provision (benefit)	917	(258)	2,811	2,740

Net income (loss)	$2,273	$(437)	$10,403	$5,722

Net income (loss) per share:

Basic	$0.15	$(0.03)	$0.70	$0.38

Diluted	$0.15	$(0.03)	$0.68	$0.38

Weighted average number of shares outstanding
Basic	15,148	14,954	14,948	14,881
Diluted	15,465	14,954	15,344	15,246

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

Net income (loss)	$2,273	$(437)	$10,403	$5,722
Other Comprehensive (loss) income:
Foreign currency translation adjustments, net	(609)	(1,228)	482	(591)
Unrealized gain on pension liability, net of tax (1)	135	80	405	239
Unrealized gain on investments	(1)	14	(8)	29

Total other comprehensive (loss) income	(475)	(1,134)	879	(323)

Comprehensive income (loss)	$1,798	$(1,571)	$11,282	$5,399

(1)	Unrealized gain on pension liability for the three months ended October 31, 2015 and November 1, 2014 is net of tax in the amount of $0 and $50, respectively. Unrealized gain on pension liability for the nine months ended October 31, 2015 and November 1, 2014 is net of tax in the amount of $0 and $151, respectively. See footnote 12 to the consolidated financial statements for further information.

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended
	October 31, 2015	November 1, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,403	$5,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,632	9,541
Provision for bad debts	435	360
Amortization of debt issue cost	369	483
Amortization of premiums and discounts	124	320
Amortization of unrealized loss on pension liability	405	390
Costs on early extinguishment of debt	1,158	—
Deferred income taxes	2,614	1,764
Loss (gain) on sale of long-lived assets	697	(885)
Share-based compensation	3,641	4,424
Changes in operating assets and liabilities:
Accounts receivable, net	6,507	16,614
Inventories	38,380	50,420
Prepaid income taxes	3,606	44
Prepaid expenses and other current assets	(762)	(538)
Other assets	111	(313)
Deferred pension obligation	(416)	(2,221)
Accounts payable and accrued expenses	(54,759)	(50,297)
Accrued interest payable	(3,509)	(2,986)
Unearned revenues and other liabilities	(998)	991

Net cash provided by operating activities	18,638	33,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,837)	(12,525)
Purchase of investments	(8,230)	(27,331)
Proceeds from investment maturities	17,845	19,844
Proceeds on sale of intangible assets	2,500	—
Proceeds from note receivable	250	250

Net cash provided by (used in) investing activities	2,528	(19,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	330,644	220,166
Payments on senior credit facility	(270,023)	(228,328)
Payments on senior subordinated notes	(100,000)	—
Purchase of treasury stock	—	(2,222)
Payments on real estate mortgages	(615)	(593)
Payments on capital leases	(137)	(150)
Deferred financing fees	(574)	—
Proceeds from exercise of stock options	1,408	360
Tax benefit from exercise of equity instruments	—	(134)

Net cash used in financing activities	(39,297)	(10,901)

Effect of exchange rate changes on cash and cash equivalents	600	243

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,531)	3,413
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,547	26,989

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,016	$30,402

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended
	October 31, 2015	November 1, 2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,439	$13,021

Income taxes	$507	$616

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$1,684	$17

Note receivable on sale of intangible asset	$—	$1,250

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

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU No. 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Earlier adoption is permitted. The amendments can be applied either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards. The adoption of ASU No. 2014-12 is not expected to have a material impact on the Company’s results of operations or the Company’s financial position

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis”, which change the guidance for evaluating whether to consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities. Additionally, the amendments eliminate the presumption that a general partner should consolidate a limited partnership, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for periods beginning after December 15, 2015 and early adoption is permitted, including adoption during an interim period. Companies have an option of using either a full retrospective or modified retrospective adoption approach. The adoption of ASU No. 2015-02 is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, which requires inventory measured using any method other than last-in, first out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The adoption of ASU No. 2015-11 is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	October 31, 2015	January 31, 2015
	(in thousands)
Trade accounts	$144,670	$150,515
Royalties	7,331	6,662
Other receivables	1,054	1,034

Total	153,055	158,211
Less: allowances	(22,602)	(20,779)

Total	$130,453	$137,432

4. INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price, customs, duties, freight, and commissions to buying agents.

Inventories consisted of the following as of:

	October 31, 2015	January 31, 2015
	(in thousands)

Finished goods	$144,972	$183,468
Raw materials and in process	329	266

Total	$145,301	$183,734

5. INVESTMENTS

The Company’s investments include marketable securities and certificates of deposit at October 31, 2015 and January 31, 2015. Marketable securities are classified as available-for-sale and consist of corporate bonds with maturity dates less than two years. Certificates of deposit are classified as available-for-sale with $7.3 million with maturity dates within one year. Investments are stated at fair value. The estimated fair value of the marketable securities is based on quoted prices in an active market (Level 1 fair value measures).

Investments consisted of the following as of October 31, 2015:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)

Marketable securities	$3,030	$1	$—	$3,031
Certificates of deposit	7,262	1	(3)	7,260

Total investments	$10,292	$2	$(3)	$10,291

Investments consisted of the following as of January 31, 2015:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)

Marketable securities	$12,247	$9	$—	$12,256
Certificates of deposit	7,742	1	(3)	7,740

Total investments	$19,989	$10	$(3)	$19,996

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	October 31, 2015	January 31, 2015
	(in thousands)

Furniture, fixtures and equipment	$86,174	$79,225
Buildings and building improvements	22,431	19,719
Vehicles	560	569
Leasehold improvements	48,568	47,807
Land	9,488	9,488

Total	167,221	156,808
Less: accumulated depreciation and amortization	(100,181)	(92,175)

Total	$67,040	$64,633

The above table of property and equipment includes assets held under capital leases as of:

	October 31, 2015	January 31, 2015
	(in thousands)
Furniture, fixtures and equipment	$810	$888
Less: accumulated depreciation and amortization	(114)	(791)

Total	$696	$97

For the three months ended October 31, 2015 and November 1, 2014, depreciation and amortization expense relating to property and equipment amounted to $3.4 million and $3.1 million, respectively. For the nine months ended October 31, 2015 and November 1, 2014, depreciation and amortization expense relating to property and equipment amounted to $10.0 million and $8.9 million, respectively. These amounts include amortization expense for leased property under capital leases.

7. OTHER INTANGIBLE ASSETS

Trademarks

Trademarks included in other intangible assets, net, are considered indefinite-lived assets and totaled $202.3 million and $205.5 million at October 31, 2015 and January 31, 2015.

On March 19, 2015, the Company entered into an agreement to sell the intellectual property of its C&C California brand to a third party. The sales price was $2.5 million, which was collected during the first quarter of fiscal 2016. In connection with this transaction, the Company recorded a loss of ($0.7) million in the licensing segment.

On August 1, 2014, the Company entered into a sales agreement, in the amount of $1.3 million, for the sale of Australian, Fiji and New Zealand trademark rights with respect to Jantzen. Payments on the purchase price are due in five installments of $250,000 over a five year period. Interest on the purchase price that remains unpaid will accrue at a rate of 3.5% per annum calculated on an annual basis. The first payment was due within four days of the completion date and has been paid. The second payment has also been received. The remaining three payments are to be paid annually commencing on August 1, 2016 with the final payment to be made on August 1, 2018. As a result of this transaction, the Company recorded a gain of $0.9 million in the licensing segment.

Other

Other intangible assets represent as of:

	October 31, 2015	January 31, 2015
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(4,453)	(3,782)

Total	$3,997	$4,668

For the three months ended October 31, 2015 and November 1, 2014, amortization expense relating to customer lists amounted to $0.3 million and $0.2 million, respectively, for each period. For the nine months ended October 31, 2015 and November 1, 2014, amortization expense relating to customer lists amounted to $0.7 million, respectively, for each period. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the estimated amortization expense for future periods based on recorded amounts as of October 31, 2015, will be approximately $0.9 million a year from fiscal 2016 through fiscal 2017, approximately $0.8 million a year from fiscal 2018 through fiscal 2019, approximately $0.7 million for fiscal 2020 and approximately $0.5 million for fiscal 2021.

8. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consisted of the following as of:

	October 31, 2015	January 31, 2015
	(in thousands)

Total letter of credit facilities	$30,307	$45,301
Outstanding letters of credit	(11,395)	(11,595)

Total credit available	$18,912	$33,706

During the first quarter of fiscal 2016, a $15 million line of credit expired and was not renewed.

9. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $4.1 million and $4.4 million for the three months ended October 31, 2015 and November 1, 2014, respectively, and $11.1 million and $12.2 million for the nine months ended October 31, 2015 and November 1, 2014, respectively, and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	(in thousands, except per share data)
Numerator:
Net income (loss)	$2,273	$(437)	$10,403	$5,722

Denominator:
Basic-weighted average shares	15,148	14,954	14,948	14,881
Dilutive effect: equity awards	317	—	396	365

Diluted-weighted average shares	15,465	14,954	15,344	15,246

Basic income (loss) per share	$0.15	$(0.03)	$0.70	$0.38

Diluted income (loss) per share	$0.15	$(0.03)	$0.68	$0.38

Antidilutive effect:(1)	530	1,778	693	886

(1)	Represents weighted average of stock options to purchase shares of common stock, SARS and restricted stock that were not included in computing diluted income (loss) per share because their effects were antidilutive for the respective periods.

11. EQUITY

The following table reflects the changes in equity:

Changes in Equity
(in thousands)
Equity at January 31, 2015	$302,017

Comprehensive income	11,282
Share transactions under employee equity compensation plans	3,809

Equity at October 31, 2015	$317,108

Equity at February 1, 2014	$347,533

Comprehensive income	5,399
Share transactions under employee equity compensation plans	4,362
Purchase of treasury stock	(2,222)

Equity at November 1, 2014	$355,072

During the second quarter of fiscal 2016, the Company retired 770,753 shares of treasury stock recorded at a cost of approximately $15.7 million. Accordingly, during the second quarter of fiscal 2016, the Company reduced common stock and additional paid in capital by $7,000 and $15.7 million, respectively.

During the three months ended November 1, 2014, the Company repurchased shares of its common stock at a cost of $2.2 million.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, net of tax:

	Unrealized (Loss) Gain on Pension Liability	Foreign Currency Translation Adjustments, Net	Unrealized (Loss) Gain on Investments	Total
	(in thousands)
Balance, January 31, 2015	$(8,085)	$(4,774)	$7	$(12,852)
Other comprehensive loss (income) before reclassifications	—	482	(8)	474
Amounts reclassified from accumulated other comprehensive loss	405	—	—	405

Balance, October 31, 2015	$(7,680)	$(4,292)	$(1)	$(11,973)

A summary of the impact on the condensed consolidated statements of operations line items is as follows:

	Three Months Ended
	October 31, 2015	November 1, 2014
	(in thousands)
Amortization of defined benefit pension items
Actuarial gains	$135	$130	Selling, general and administrative expenses
Tax provision	—	(50)	Income tax provision

Total, net of tax	$135	$80

	Nine Months Ended
	October 31, 2015	November 1, 2014
	(in thousands)
Amortization of defined benefit pension items
Actuarial gains	$405	$390	Selling, general and administrative expenses
Tax provision	—	(151)	Income tax provision

Total, net of tax	$405	$239

13. INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2011 through fiscal 2015 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to open tax years from fiscal 2005 through fiscal 2016, depending on each state’s particular statute of limitation. As of October 31, 2015, the fiscal 2011, 2012 and 2013 U.S. federal income tax returns are under examination as well as various state, local, and foreign income tax returns by various taxing authorities.

The Company has a $1.0 million liability recorded for unrecognized tax benefits as of January 31, 2015, which includes interest and penalties of $0.2 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three months and nine months ended October 31, 2015, the total amount of unrecognized tax benefits decreased by approximately $81,000 and increased by $29,000, respectively. The change to the total amount of the unrecognized tax benefits for the three and nine months ended October 31, 2015 included a decrease in interest and penalties of approximately $29,000 and $2,000, respectively.

The Company finalized amounts due to New York City as a corollary to the recently resolved New York State examination during the three months ended October 31, 2015. Within the next twelve months the accepted look back period associated with various state and local tax jurisdictions will close. This event could result in a reduction of the unrecognized tax benefit of up to approximately $47,000. The Company does not currently anticipate a resolution within the next twelve months for any of the other remaining unrecognized tax benefits as of October 31, 2015. The statute of limitations related to the Company’s fiscal 2011, 2012, and 2013 U.S. federal tax years has been extended as part of the examination and will not be expected to lapse within the next twelve months.

During the fourth quarter of fiscal 2015, the Company recognized a valuation allowance of $42.4 million against the remaining deferred tax assets, whose utilization is not restricted by factors beyond the Company’s control. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. While the Company recognized pretax earnings through the nine months ended October 31, 2015, by itself that does not represent sufficient positive evidence of deferred tax asset realizability to warrant removing the valuation allowances established against the U.S. deferred tax assets. Deferred tax assets without valuation allowances remain in certain foreign tax jurisdictions, where supported by the evidence.

14. STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED SHARES

In 2002, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). The 2002 Plan was amended in 2003 to increase the number of shares reserved for issuance thereunder, among other changes. As amended, the 2002 Plan allowed the Company to grant Options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2005, the Company adopted the 2005 Long-Term Incentive Compensation Plan (the “2005 Plan”). The 2005 Plan allowed the Company to grant Options and other awards to purchase or receive up to an aggregate of 2,250,000 shares of the Company’s common stock, reduced by any awards outstanding under the 2002 Plan. On March 13, 2008, the Board of Directors unanimously adopted an amendment and restatement of the 2005 Plan that increased the number of shares available for grants by an additional 2,250,000 shares to an aggregate of 4,750,000 shares of common stock. On March 17, 2011, the Board of Directors unanimously adopted the second amendment and restatement of the 2005 Plan, which increased the number of shares available for grants by an additional 500,000 shares to an aggregate of 5,250,000 shares of common stock. On May 20, 2015, the Board of Directors unanimously adopted, subject to shareholder approval at the annual meeting, the Perry Ellis International, Inc. 2015 Long Term Incentive Compensation Plan, which is an amendment and restatement of the 2005 Plan (the “2015 Plan, and collectively with the 2002 and 2005 Plans, as amended, the “Stock Plan”). The amendment was approved by the shareholders at the Company’s 2015 annual meeting.

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

The 2015 Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”), which is comprised of two or more non-employee directors. Subject to the terms of the 2015 Plan, the Committee determines the participants, the allotment of shares to participants, and the term of the options. The Committee also determines the exercise price and certain other terms of the options; provided, however that the per share exercise price of options granted under the 2015 Plan may not be less than the fair market value of the common stock on the date of grant, and in the case of an Incentive Stock Option granted to a 10% shareholder, the per share exercise price will not be less than 110% of the fair market value of the common stock on the date of grant.

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

During the second quarter of fiscal 2016, the Company granted an aggregate of 8,130 SARs, to be settled in shares of common stock to two new directors. The SARs have an exercise price of $23.38 and generally vest over a three-year period and have a seven-year term, at an estimated value, based on the Black-Scholes Option Pricing Model, of approximately $0.1 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by each segment.

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$141,512	$145,732	$490,453	$487,906
Women’s Sportswear	33,421	36,721	102,126	97,448
Direct-to-Consumer	21,514	20,814	66,763	63,839
Licensing	8,992	8,173	25,810	23,093

Total revenues	$205,439	$211,440	$685,152	$672,286

Depreciation and amortization:
Men’s Sportswear and Swim	$1,771	$1,606	$5,509	$4,804
Women’s Sportswear	589	487	1,655	1,444
Direct-to-Consumer	976	880	2,851	2,615
Licensing	47	35	136	113

Total depreciation and amortization	$3,383	$3,008	$10,151	$8,976

Operating income:
Men’s Sportswear and Swim	$2,392	$(2,091)	$14,544	$7,163
Women’s Sportswear	(109)	1,324	222	(249)
Direct-to-Consumer	(4,038)	(2,937)	(8,051)	(5,915)
Licensing (1)	6,798	6,526	19,043	18,301

Total operating income	$5,043	$2,822	$25,758	$19,300
Costs on early extinguishment of debt	—	—	5,121	—
Total interest expense	1,853	3,517	7,423	10,838

Total net income (loss) before income taxes	$3,190	$(695)	$13,214	$8,462

(1)	Operating income for the licensing segment for the nine months ended October 31, 2015, includes a loss on sale of long-lived assets in the amount of $0.7 million. Operating income for the licensing segment for the nine months ended November 1, 2014 includes a gain on sale of long-lived assets in the amount of $0.9 million. See footnote 7 to the consolidated financial statements for further information.

16. BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the three and nine months ended fiscal 2016 and 2015:

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
	(in thousands)

Service cost	$63	$63	$189	$189
Interest cost	337	433	1,011	1,299
Expected return on plan assets	(658)	(508)	(1,974)	(1,524)
Amortization of net loss	135	130	405	390

Net periodic benefit cost	$(123)	$118	$(369)	$354

17. SENIOR CREDIT FACILITY

On April 22, 2015, the Company amended and restated its existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The Credit Facility has been extended through April 30, 2020 (“Maturity Date”). In connection with this amendment and restatement, the Company paid fees in the amount of $0.6 million. These fees will be amortized over the term of the credit facility as interest expense. At October 31, 2015, The Company had outstanding borrowings of $60.6 million under the Credit Facility. At January 31, 2015, the Company had no outstanding borrowings under the Credit Facility.

Certain Covenants. The Credit Facility contains certain financial and other covenants, which, among other things, require the Company to maintain a minimum fixed charge coverage ratio if availability falls below certain thresholds. The Company is not aware of any non-compliance with any of its covenants in this Credit Facility. These covenants may restrict its ability and the ability of its subsidiaries to, among other things, incur additional indebtedness and liens in certain circumstances, redeem or repurchase capital stock, make certain investments or sell assets. The Company may pay cash dividends subject to certain restrictions set forth in the covenants including, but not limited to, meeting a minimum excess availability threshold and no occurrence of a default. The Company could be materially harmed if it violates any covenants, as the lenders under the Credit Facility could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If the Company is unable to repay those amounts, the lenders could proceed against its assets and the assets of its subsidiaries that are borrowers or guarantors. In addition, a covenant violation that is not cured or waived by the lenders could also constitute a cross-default under certain of its other outstanding indebtedness, such as the indenture relating to its 7 7⁄8% senior subordinated notes due April 1, 2019, its letter of credit facilities, or its real estate mortgage loans. Such a cross-default could result in all of its debt obligations becoming immediately due and payable, which it may not be able to satisfy.

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

18. SENIOR SUBORDINATED NOTES PAYABLE

In March 2011, the Company issued $150 million 7 7⁄8% senior subordinated notes, due April 1, 2019. The proceeds of this offering were used to retire the $150 million 8 7⁄8% senior subordinated notes due September 15, 2013 and to repay a portion of the outstanding balance on the senior credit facility. The proceeds to the Company were $146.5 million yielding an effective interest rate of 8.0%.

On April 6, 2015, the Company elected to call for the partial redemption of $100 million of its $150 million 7 7⁄8% senior subordinated notes due 2019 and a notice of redemption was sent to all registered holders of the senior subordinated notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, the Company completed the redemption of the $100 million of its senior subordinated notes. The Company incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption, including the redemption premium as well as the write-off of note issuance costs.

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

Real estate mortgages. (classified within Level 2 of the valuation hierarchy) - The carrying amounts of the real estate mortgages were approximately $23.0 million at October 31, 2015 and January 31, 2015, respectively. The carrying values of the real estate mortgages at October 31, 2015 and January 31, 2015, approximate their fair values since the interest rates approximate market.

Senior credit facility. (classified within Level 2 of the valuation hierarchy) - The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 1 of the valuation hierarchy) - The carrying amounts of the 7 7⁄8% senior subordinated notes payable were approximately $50.0 million and $150.0 million at October 31, 2015 and January 31, 2015, respectively. The fair value of the 7 7⁄8% senior subordinated notes payable was approximately $51.7 and $157.0 million as of October 31, 2015 and January 31, 2015, respectively, based on quoted market prices.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

20. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in Joseph T. Cook v. Perry Ellis International, Inc. and Oscar Feldenkreis, Case No. 15-cv-08290 (U.S. District Court, Southern District of New York), involving claims of unlawful employment practices, including unlawful discrimination and retaliation, which was filed on October 21, 2015 by an employee in the New York offices. The plaintiff seeks an unspecified amount of damages. The Company believes that the allegations are without merit and intends to vigorously defend against them.

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a combined, or where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of October 31, 2015 and January 31, 2015 and for the three and nine months ended October 31, 2015 and November 1, 2014. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF OCTOBER 31, 2015

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$2,532	$23,484	$—	$26,016
Accounts receivable, net	—	104,425	26,028	—	130,453
Intercompany receivable, net	79,334	—	—	(79,334)	—
Inventories	—	123,145	22,156	—	145,301
Investment, at fair value	—	—	10,291	—	10,291
Deferred income taxes	—	—	694	—	694
Prepaid income taxes	2,726	—	—	17	2,743
Prepaid expenses and other current assets	—	6,766	1,126	—	7,892

Total current assets	82,060	236,868	83,779	(79,317)	323,390

Property and equipment, net	—	62,750	4,290	—	67,040
Other intangible assets, net	—	172,695	33,638	—	206,333
Goodwill	—	6,022	—	—	6,022
Investment in subsidiaries	285,117	—	—	(285,117)	—
Other assets	467	2,281	1,131	—	3,879

TOTAL	$367,644	$480,616	$122,838	$(364,434)	$606,664

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$—	$56,192	$6,754	$—	$62,946
Accrued expenses and other liabilities	—	20,865	4,729	—	25,594
Accrued interest payable	536	—	—	—	536
Income taxes payable	—	451	1,228	(1,679)	—
Unearned revenues	—	2,725	1,418	—	4,143
Deferred pension obligation	—	8,433	81	—	8,514
Deferred income taxes	—	172	—	—	172
Intercompany payable, net	—	62,709	21,528	(84,237)	—

Total current liabilities	536	151,547	35,738	(85,916)	101,905

Senior subordinated notes payable, net	50,000	—	—	—	50,000
Senior credit facility	—	60,621	—	—	60,621
Real estate mortgages	—	21,517	—	—	21,517
Unearned revenues and other long-term liabilities	—	14,749	474	—	15,223
Deferred income taxes	—	38,591	3	1,696	40,290

Total long-term liabilities	50,000	135,478	477	1,696	187,651

Total liabilities	50,536	287,025	36,215	(84,220)	289,556

Total equity	317,108	193,591	86,623	(280,214)	317,108

TOTAL	$367,644	$480,616	$122,838	$(364,434)	$606,664

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2015

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$—	$174,315	$22,132	$—	$196,447
Royalty income	—	5,495	3,497	—	8,992

Total revenues	—	179,810	25,629	—	205,439
Cost of sales	—	118,154	13,990	—	132,144

Gross profit	—	61,656	11,639	—	73,295
Operating expenses:
Selling, general and administrative expenses	—	55,570	9,299	—	64,869
Depreciation and amortization	—	3,096	287	—	3,383

Total operating expenses	—	58,666	9,586	—	68,252

Operating income	—	2,990	2,053	—	5,043

Interest expense, net	—	1,857	(4)	—	1,853

Net income before income taxes	—	1,133	2,057	—	3,190
Income tax provision	—	344	573	—	917

Equity in earnings of subsidiaries, net	2,273	—	—	(2,273)	—

Net income	2,273	789	1,484	(2,273)	2,273

Other comprehensive (loss) income	(475)	135	(610)	475	(475)

Comprehensive income	$1,798	$924	$874	$(1,798)	$1,798

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 1, 2014

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$—	$182,512	$20,755	$—	$203,267
Royalty income	—	4,995	3,178	—	8,173

Total revenues	—	187,507	23,933	—	211,440
Cost of sales	—	128,438	12,695	—	141,133

Gross profit	—	59,069	11,238	—	70,307
Operating expenses:
Selling, general and administrative expenses	—	55,639	8,838	—	64,477
Depreciation and amortization	—	2,735	273	—	3,008

Total operating expenses	—	58,374	9,111	—	67,485

Operating income	—	695	2,127	—	2,822
Interest expense	—	3,531	(14)	—	3,517

Net income (loss) before income taxes	—	(2,836)	2,141	—	(695)
Income tax (benefit) provision	—	(1,320)	1,062	—	(258)

Equity in earnings of subsidiaries, net	(437)	—	—	437	—

Net (loss) income	(437)	(1,516)	1,079	437	(437)

Other comprehensive (loss) income	(1,134)	80	(1,214)	1,134	(1,134)

Comprehensive loss	$(1,571)	$(1,436)	$(135)	$1,571	$(1,571)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2015

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$—	$586,515	$72,827	$—	$659,342
Royalty income	—	15,693	10,117	—	25,810

Total revenues	—	602,208	82,944	—	685,152
Cost of sales	—	399,813	46,002	—	445,815

Gross profit	—	202,395	36,942	—	239,337
Operating expenses:
Selling, general and administrative expenses	—	172,690	30,041	—	202,731
Depreciation and amortization	—	9,258	893	—	10,151

Total operating expenses	—	181,948	30,934	—	212,882

Loss on sale of long-lived assets	—	(697)	—	—	(697)

Operating income	—	19,750	6,008	—	25,758
Costs of early extinguishment of debt	—	5,121	—	—	5,121
Interest expense	—	7,363	60	—	7,423

Net income before income taxes	—	7,266	5,948	—	13,214
Income tax provision	—	908	1,903	—	2,811

Equity in earnings of subsidiaries, net	10,403	—	—	(10,403)	—

Net income	10,403	6,358	4,045	(10,403)	10,403

Other comprehensive income	879	405	474	(879)	879

Comprehensive income	$11,282	$6,763	$4,519	$(11,282)	$11,282

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2015

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$382	$15,691	$2,565	$—	$18,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(8,913)	(924)	—	(9,837)
Purchase of investments	—	—	(8,230)	—	(8,230)
Proceeds from investment maturities	—	—	17,845	—	17,845
Proceeds on sale of intangible assets	—	2,500	—	—	2,500
Proceeds from note receivable	—	—	250	—	250
Intercompany transactions	97,610	—	—	(97,610)	—

Net cash provided by (used in) investing activities	97,610	(6,413)	8,941	(97,610)	2,528

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior subordinated notes	(100,000)	—	—	—	(100,000)
Borrowings from senior credit facility	—	330,644	—	—	330,644
Payments on senior credit facility	—	(270,023)	—	—	(270,023)
Payments on real estate mortgages	—	(615)	—	—	(615)
Payments on capital leases	—	(137)	—	—	(137)
Deferred financing fees	—	(574)	—	—	(574)
Proceeds from exercise of stock options	1,408	—	—	—	1,408
Intercompany transactions	—	(96,096)	(2,114)	98,210	—

Net cash used in financing activities	(98,592)	(36,801)	(2,114)	98,210	(39,297)
Effect of exchange rate changes on cash and cash equivalents	600	—	600	(600)	600

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(27,523)	9,992	—	(17,531)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	30,055	13,492	—	43,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2,532	$23,484	—	$26,016

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED NOVEMBER 1, 2014

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(3,859)	$33,000	$1,693	$2,999	$33,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(11,860)	(665)	—	(12,525)
Purchase of investments	—	—	(27,331)	—	(27,331)
Proceeds from investment maturities	—	—	19,844	—	19,844
Proceeds from note receivable	—	—	250	—	250
Intercompany transactions	5,612	—	—	(5,612)	—

Net cash provided by (used in) investing activities	5,612	(11,860)	(7,902)	(5,612)	(19,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	220,166	—	—	220,166
Payments on senior credit facility	—	(228,328)	—	—	(228,328)
Payments on real estate mortgages	—	(593)	—	—	(593)
Purchase of treasury stock	(2,222)	—	—	—	(2,222)
Payments on capital leases	—	(150)	—	—	(150)
Proceeds from exercise of stock options	360	—	—	—	360
Tax benefit from exercise of equity instruments	(134)	—	—	—	(134)
Intercompany transactions	—	(3,039)	(2,816)	5,855	—

Net cash (used in) provided by financing activities	(1,996)	(11,944)	(2,816)	5,855	(10,901)
Effect of exchange rate changes on cash and cash equivalents	243	—	243	(243)	243

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	9,196	(8,782)	2,999	3,413
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	29,988	(2,999)	26,989

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$9,196	$21,206	$—	$30,402

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2015 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks and goodwill, the recoverability of deferred tax assets and the measurement of retirement related benefits. We believe that there have been no significant changes to our critical accounting policies during the three and nine months ended October 31, 2015 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2015.

Results of Operations

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income by segment, the most directly comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$141,512	$145,732	$490,453	$487,906
Women’s Sportswear	33,421	36,721	102,126	97,448
Direct-to-Consumer	21,514	20,814	66,763	63,839
Licensing	8,992	8,173	25,810	23,093

Total revenues	$205,439	$211,440	$685,152	$672,286

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	(in thousands)
Reconciliation of operating income to EBITDA
Operating (loss) income by segment:
Men’s Sportswear and Swim	$2,392	$(2,091)	$14,544	$7,163
Women’s Sportswear	(109)	1,324	222	(249)
Direct-to-Consumer	(4,038)	(2,937)	(8,051)	(5,915)
Licensing	6,798	6,526	19,043	18,301

Total operating income	$5,043	$2,822	$25,758	$19,300

Add:
Depreciation and amortization
Men’s Sportswear and Swim	$1,771	$1,606	$5,509	$4,804
Women’s Sportswear	589	487	1,655	1,444
Direct-to-Consumer	976	880	2,851	2,615
Licensing	47	35	136	113

Total depreciation and amortization	$3,383	$3,008	$10,151	$8,976

EBITDA by segment:
Men’s Sportswear and Swim	$4,163	$(485)	$20,053	$11,967
Women’s Sportswear	480	1,811	1,877	1,195
Direct-to-Consumer	(3,062)	(2,057)	(5,200)	(3,300)
Licensing	6,845	6,561	19,179	18,414

Total EBITDA	$8,426	$5,830	$35,909	$28,276

EBITDA margin by segment
Men’s Sportswear and Swim	2.9%	(0.3%)	4.1%	2.5%
Women’s Sportswear	1.4%	4.9%	1.8%	1.2%
Direct-to-Consumer	(14.2%)	(9.9%)	(7.8%)	(5.2%)
Licensing	76.1%	80.3%	74.3%	79.7%
Total EBITDA margin	4.1%	2.8%	5.2%	4.2%

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

The following is a discussion of the results of operations for the three and nine month periods ended October 31, 2015 of the fiscal year ending January 30, 2016 (“fiscal 2016”) compared with the three and nine month periods ended November 1, 2014 of the fiscal year ended January 31, 2015 (“fiscal 2015”).

Results of Operations - three and nine months ended October 31, 2015 compared to the three and nine months ended November 1, 2014.

Net sales. Men’s Sportswear and Swim net sales for the three months ended October 31, 2015 were $141.5 million, a decrease of $4.2 million, or 2.9%, from $145.7 million for the three months ended November 1, 2014. The net sales decrease was attributed to the exit of private and retailer exclusive branded products, partially offset by strength in Perry Ellis, Original Penguin and golf lifestyle apparel.

Men’s Sportswear and Swim net sales for the nine months ended October 31, 2015 were $490.5 million, an increase of $2.6 million, or 0.5%, from $487.9 million for the nine months ended November 1, 2014. The net sales increase was attributed primarily to increases in the Perry Ellis and Original Penguin collections and golf lifestyle apparel, partially offset by decreases in our mid-tier sportswear as we reduced penetration of our exclusive branded products.

Women’s Sportswear net sales for the three months ended October 31, 2015 were $33.4 million, a decrease of $3.3 million, or 9.0%, from $36.7 million for the three months ended November 1, 2014. The net sales decrease was attributed to the sale of C&C California, which occurred during the first quarter of fiscal 2016. The decrease was partially offset by increased sales in Rafaella.

Women’s Sportswear net sales for the nine months ended November 1, 2014 were $102.1 million, an increase of $4.7 million, or 4.8%, from $97.4 million for the nine months ended November 1, 2014. The net sales increase was primarily due to increases in our contemporary Laundry by Shelli Segal dresses and Rafaella sportswear, driven by strong performance at retail. These increases were partially offset by the sale of C&C California in the first quarter.

Direct-to-Consumer net sales for the three months ended October 31, 2015 were $21.5 million, an increase of $0.7 million, or 3.4%, from $20.8 million for the three months ended November 1, 2014. The net sales increase was attributed to a 28.1% increases in e-commerce comparable sales over the same period last year, as well as a comparable store sales increase of 1% in Perry Ellis retail stores. This increase was partially offset by a decrease of comparable same store sales of 13.1% in Original Penguin retail stores.

Direct-to-Consumer net sales for the nine months ended November 1, 2014 were $66.8 million, an increase of $3.0 million, or 4.7%, from $63.8 million for the nine months ended November 1, 2014. The increase was driven by e-commerce, which posted a 34.6% increase in comparable sales, while retail store sales were slightly down.

Royalty income. Royalty income for the three months ended October 31, 2015 was $9.0 million, an increase of $0.8 million, or 9.8%, from $8.2 million for the three months ended November 1, 2014. The net sales increase was attributed to new licenses signed during fiscal 2015 and through the first part of fiscal 2016 as well as strong performance in existing licenses for our core brands.

Royalty income for the nine months ended October 31, 2015 was $25.8 million, an increase of $2.7 million, or 11.7%, from $23.1 million for the nine months ended November 1, 2014. Royalty income increases were attributed to increases in our Perry Ellis, Original Penguin and Laundry businesses as well as the new licenses signed during fiscal 2015 and through the first part of fiscal 2016.

Gross profit. Gross profit was $73.3 million for the three months ended October 31, 2015, an increase of $3.0 million, or 4.3%, from $70.3 million for the three months ended November 1, 2014. During the three months ended October 31, 2015, we continued to focus and emphasize higher margin channels and geographies. This expansion was realized across our core domestic collections principally in Perry Ellis, Original Penguin and golf lifestyle, as well as through our growth of higher margin licensing and direct to consumer revenues.

Gross profit was $239.3 million for the nine months ended October 31, 2015, an increase of $10.9 million, or 4.8%, from $228.4 million for the nine months ended November 1, 2014. This increase is attributed to the sales mix composition described above and the factors described within the gross profit margin section below.

Gross profit margin. As a percentage of total revenue, gross profit margins were 35.7% for the three months ended October 31, 2015, as compared to 33.3% for the three months ended November 1, 2014 which represents an expansion of 240 basis points. The increase was primarily attributed to the factors described above as well as cost savings associated with consolidation in our foreign sourcing offices.

For the nine months ended October 31, 2015, gross profit margins were 34.9% as a percentage of total revenue as compared to 34.0% for the nine months ended November 1, 2014, an increase of 90 basis points. This increase was primarily associated with expansion across our licensing and core domestic collections; partially offset by the exit of the Elite component of our Nike licensed business, the inventory liquidation of divested C&C California, as well as the consolidation of our foreign sourcing offices.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended October 31, 2015 were $64.9 million, an increase of $0.4 million, or 0.6%, from $64.5 million for the three months ended November 1, 2014. The increase reflects our continued investment in our growth strategies related to international, licensing and direct-to-consumer. These increases were partially offset by $400,000 in cost savings this quarter as a result of the initiatives implemented during fiscal 2015.

Selling, general and administrative expenses for the nine months ended October 31, 2015 were $202.7 million, an increase of $1.7 million, or 0.8%, from $201.0 million for the nine months ended November 1, 2014. The increase reflects costs primarily related to the activist campaign as well as restructuring costs related to exited businesses and exit costs associated with the consolidation of our N.Y. corporate office space. We benefitted favorably from reduced headcount and tighter expense control across our infrastructure.

EBITDA. Men’s Sportswear and Swim EBITDA margin for the three months ended October 31, 2015 increased 320 basis points to 2.9%, from (0.3)% for the three months ended November 1, 2014. The EBITDA margin increase was driven principally by the expansion in gross margin in our Perry Ellis and Original Penguin collection businesses. Additionally during fiscal 2015, EBITDA margin was negatively impacted by the reduced leverage due to the decrease in net sales during the period.

Men’s Sportswear and Swim EBITDA margin for the nine months ended October 31, 2015 increased 160 basis points to 4.1%, from 2.5% for the nine months ended November 1, 2014. The EBITDA margin increase was driven principally by the expansion in gross margin in our Perry Ellis and Original Penguin collection businesses. We also realized favorable leverage in selling, general and administrative expenses, most notably in employee related expenses, which was partially offset by the planned increased infrastructure expenditures in this segment, as well as exit costs associated with the Elite component of our licensed Nike business.

Women’s Sportswear EBITDA margin for the three months ended October 31, 2015 decreased 350 basis points to 1.4%, from 4.9% for the three months ended November 1, 2014. Women’s Sportswear EBITDA margin for the nine months ended October 31, 2015 increased 60 basis points to 1.8% from 1.2% for the nine months ended November 1, 2014. The EBITDA margin for the nine months ended October 31, 2015 was favorably impacted by the expansion in the Rafaella collection business coupled with favorable leverage in selling, general and administrative expenses, most notably in employee expenses and other overhead. This was partially offset by exit costs associated with C&C California.

Direct-to-Consumer EBITDA margin for the three months ended October 31, 2015 decreased 430 basis points to (14.2%), from (9.9%) for the three months ended November 1, 2014. Direct-to-Consumer EBITDA margin for the nine months ended October 31, 2015 decreased 260 basis points to (7.8%), from (5.2%) for the nine months ended November 1, 2014. The decrease was primarily due to an increase in occupancy costs attributable to renewal contracts coupled with additional costs associated with freight and professional fees.

Licensing EBITDA margin for the three months ended October 31, 2015 decreased 420 basis points to 76.1%, from 80.3% for the three months ended November 1, 2014. The decrease is primarily due to the unfavorable leverage attributed to increased employee costs. Licensing EBITDA margin for the nine months ended October 31, 2015 decreased to 74.3%, from 79.7% for the nine months ended November 1, 2014. During the nine months ended October 31, 2015, we realized a loss on the sale of the C&C California brand while in the prior year we realized a gain in the nine months ended November 1, 2014 from the sale of the Jantzen rights described below.

Depreciation and amortization. Depreciation and amortization for the three months ended October 31, 2015, was $3.4 million, an increase of $0.4 million, or 13.3%, from $3.0 million for the three months ended November 1, 2014. Depreciation and amortization for the nine months ended October 31, 2015, was $10.2 million, an increase of $1.2 million, or 13.3%, from $9.0 million for the nine months ended November 1, 2014. The increase is attributed to depreciation related to our capital expenditures and leaseholds, primarily in the men’s sportswear and swim segment, as well as the direct-to-consumer segment.

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

Cost on early extinguishment of debt. On April 6, 2015, we called for partial redemption $100 million of our $150 million outstanding 7 7⁄8% Senior Subordinated Notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, we completed the redemption of $100 million of our senior subordinated notes. We incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption premium and the write-off of note issuance costs.

Interest expense. Interest expense for the three months ended October 31, 2015, was $1.9 million, a decrease of $1.6 million, or 45.7%, from $3.5 million for the three months ended November 1, 2014. Interest expense for the nine months ended October 31, 2015 was $7.4 million, a decrease of $3.4 million, or 31.5%, from $10.8 million for the nine months ended November 1, 2014. The decrease was primarily attributable to a decrease in interest resulting from the partial redemption of $100 million of our senior subordinated notes. This decrease was partially offset by a higher average amount borrowed on our credit facility as compared to the comparable period of the prior year. The increase in the credit facility was due to its use for the redemption of the notes as discussed above.

Income taxes. The income tax expense for the three months ended October 31, 2015, was $0.9 million, an increase of $1.2 million, as compared to a benefit of $0.3 million for the three months ended November 1, 2014. For the three months ended October 31, 2015, our effective tax rate was 28.7% as compared to 37.1% for the three months ended November 1, 2014. The income tax expense for the nine months ended October 31, 2015, was $2.8 million, an increase of $0.1 million, as compared to $2.7 million for the nine months ended November 1, 2014. For the nine months ended October 31, 2015, our effective tax rate was 21.3% as compared to 32.4% for the nine months ended November 1, 2014. The overall change in the effective tax rate is attributed to the current year impact of the valuation allowance on domestic taxes and a change in the ratio of income between domestic and foreign operations, of which the domestic operations are taxed at higher statutory tax rates.

Net (loss) income. Net income (loss) for the three months ended October 31, 2015 was $2.3 million, an improvement of $2.7 million, as compared to ($0.4) million for the three months ended November 1, 2014. Net income for the nine months ended October 31, 2015 was $10.4 million, an increase of $4.7 million, or 82.5%, as compared to $5.7 million for the nine months ended November 1, 2014. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, pension funding requirements, acquisitions, and capital expenditures. We believe that our working capital requirements will increase for next year as we continue to expand internationally. As of October 31, 2015, our total working capital was $221.5 million as compared to $240.2 million as of January 31, 2015 and $277.2 million as of November 1, 2014. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs and capital expenditure needs over the next year. We also believe that our real estate assets, which had a net book value of $25.0 million at October 31, 2015, have a higher market value. These real estate assets may provide us with additional capital resources. Additional borrowings against these real estate assets, however, would be subject to certain loan to value criteria established by lending institutions. As of October 31, 2015, we had mortgage loans on these properties totaling $22.3 million.

We consider the undistributed earnings of our foreign subsidiaries as of October 31, 2015, to be indefinitely reinvested and, accordingly, no United States income taxes have been provided thereon. As of

October 31, 2015, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $23.5 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Net cash provided by operating activities was $18.6 million for the nine months ended October 31, 2015, as compared to cash provided by operating activities of $33.8 million for the nine months ended November 1, 2014.

The cash provided by operating activities for the nine months ended October 31, 2015, is primarily attributable to a decrease in accounts receivable of $6.5 million, a decreased inventory of $38.4 million due to improved inventory management, as well as a reduction in prepaid taxes of 3.6 million. This was partially offset by a decrease in accounts payable and accrued expenses of $54.8 million as well as decreased accrued interest payable of $3.5 million. For the nine months ended October 31, 2015, our inventory turnover ratio increased to 3.7 as compared to 3.3 for the comparable period in fiscal 2015.

The cash provided by operating activities for the nine months ended November 1, 2014, is primarily attributable to a decrease in accounts receivable of $16.6 million and a decrease in inventory of $50.4 million associated with improved inventory management. This was partially offset by decreases in accounts payable and accrued expenses of $50.3 million deferred pension of $2.2 million and accrued interest payable of $3.0 million. For the nine months ended November 1, 2014, our inventory turnover ratio decreased slightly to 3.3 as compared to 3.7 for the comparable period in fiscal 2014. While the turnover decreased, inventory levels declined as noted above resulting from tighter inventory management.

Net cash provided by investing activities was $2.5 million for the nine months ended October 31, 2015, as compared to cash used in investing activities of $19.8 million for the nine months ended November 1, 2014. The net cash provided by investing activities during the first nine months of fiscal 2016 primarily reflects the proceeds from the maturities of investments in the amount of $17.8 million, the proceeds on the sale of the C&C California brand in the amount of $2.5 million and the proceeds from notes receivable associated with the sale of the Australian, Fiji and New Zealand Jantzen trademark rights in the amount of $0.3 million; partially offset by the purchase of investments of $8.2 million and the purchase of property and equipment of $9.8 million primarily for leasehold improvements and store fixtures. We anticipate capital expenditures during fiscal 2016 of $14.0 million to $16.0 million in technology, retail stores and other expenditures. The net cash used during the first nine months of fiscal 2015 primarily reflects the purchase of investments of $27.3 million and the purchase of property and equipment of $12.5 million, primarily for leasehold improvements and store fixtures; which was partially offset by proceeds from maturities of investments in the amount of $19.8 million and the proceeds from notes receivable associated with the sale of the Australian, Fiji and New Zealand Jantzen trademark rights in the amount of $0.3 million.

Net cash used in financing activities was $39.3 million for the nine months ended October 31, 2015, as compared to $10.9 million for the nine months ended November 1, 2014. The net cash used during the first nine months of fiscal 2016 primarily reflects payments for the partial redemption on our senior subordinated notes of $100 million, payments of $0.6 million on our mortgage loans, payments of deferred financing fees on the senior credit facility of $0.6 million and payments on capital leases of $0.1 million; partially offset by net borrowings on our senior credit facility of $60.6 million and the proceeds from exercises of stock options of $1.4 million. We financed the redemption of the subordinated notes through our senior credit facility. The net cash used during the first nine months of fiscal 2015 primarily reflects net payments on our senior credit facility of $8.2 million, purchases of treasury stock of $2.2 million, payments on real estate mortgages of $0.6 million and payments on capital leases of $0.2 million; partially offset by proceeds from exercises of stock options of $0.4 million.

Our Board of Directors has authorized us to purchase, from time to time and as market and business conditions warrant, up to $70 million of our common stock for cash in the open market or in privately negotiated transactions through October 31, 2016. Although our Board of Directors allocated a maximum of $70 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis.

During the second quarter of fiscal 2016, we retired 770,753 shares of treasury stock recorded at a cost of approximately $15.7 million. Accordingly, during the second quarter of fiscal 2016, we reduced common stock and additional paid in capital by $7,000 and $15.7 million, respectively.

During fiscal 2015, we repurchased shares of our common stock at a cost of $8.8 million. There have been no open market purchases during the first nine months of fiscal 2016. Total purchases under the plan, through October 31, 2015, were approximately $51.7 million. As of October 31, 2015, there were no treasury shares outstanding and as of January 31, 2015, there were 770,753 shares of treasury stock outstanding at a cost of approximately $15.7 million.

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

On April 6, 2015, we elected to call for partial redemption $100 million of our $150 million outstanding 7 7⁄8% Senior Subordinated Notes due April 1, 2019 and a notice of redemption was sent to all registered holders of the notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, we completed the redemption of $100 million of our senior subordinated notes. We incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption premium and the write-off of note issuance costs.

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

Senior Credit Facility

On April 22, 2015, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The Credit Facility has been extended through April 30, 2020 (“Maturity Date”). In connection with this amendment and restatement, we paid fees in the amount of $0.6 million. These fees will be amortized over the term of the credit facility as interest expense. At October 31, 2015, we had borrowings of $60.6 million under the Credit Facility. At January 31, 2015, we had no outstanding borrowings under the Credit Facility.

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

Letter of Credit Facilities

As of October 31, 2015, we maintained one U.S. dollar letter of credit facility totaling $30.0 million and one letter of credit facility totaling $0.3 million utilized by our United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

During the first quarter of fiscal 2016, a $15 million line of credit expired and was not renewed. During fiscal 2014, we decreased the letter of credit sublimit in our Senior Credit Facility to $30.0 million. At October 31, 2015 and January 31, 2015, there was $18.9 million and $33.7 million, respectively, available under the existing letter of credit facilities.

Real Estate Mortgage Loans

In July 2010, we paid off our then existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. The interest rate has been modified since the refinancing date. The interest rate was 4.25% per annum and monthly payments of principal and interest of $71,000 were due, based on a 25-year amortization with the outstanding principal due at maturity. In July 2013, we amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 3.9% per annum and the terms were restated to reflect new monthly payments of principal and interest of $69,000, based on a 25-year amortization with the outstanding principal due at maturity. At October 31, 2015, the balance of the real estate mortgage loan totaled $11.1 million, net of discount, of which $354,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on January 23, 2019. The mortgage loan has been refinanced and the interest rate has been modified since such date. The interest rate was 4.00% per annum and quarterly payments of principal and interest of approximately $248,000 were due, based on a 20-year amortization with the outstanding principal due at maturity. In January 2014, we again amended the mortgage loan to modify the interest rate. The interest rate was reduced to 3.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of approximately $68,000, based on a 20-year amortization with the outstanding principal due at maturity. At October 31, 2015, the balance of the real estate mortgage loan totaled $11.2 million, net of discount, of which approximately $456,000 is due within one year.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and nine months ended October 31, 2015.

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

Item 4: Controls and Procedures

Evaluation of Disclosures Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2015 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), during the quarter ended October  31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

We were a defendant in Humberto Ordaz v. Perry Ellis International, Inc., Case No. BC490485 (Cal. Sup. Ct. 2012), involving claims for unpaid wages, missed breaks and related claims, which was originally filed on August 17, 2012 by a former employee in our California administrative offices. The plaintiff sought an unspecified amount of damages. The lawsuit was pleaded but not certified as a class action. The parties reached a settlement on August 12, 2015. The settlement amount was provided for in the Company’s results of operations for fiscal 2015.

We are a defendant in Joseph T. Cook v. Perry Ellis International, Inc. and Oscar Feldenkreis, Case No. 15-cv-08290 (U.S. District Court, Southern District of New York), involving claims of unlawful employment practices, including unlawful discrimination and retaliation, which was filed on October 21, 2015 by an employee in our New York offices. The plaintiff seeks an unspecified amount of damages. We believe that the allegations are without merit and intend to vigorously defend against them.

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

Perry Ellis International, Inc.

December 8, 2015	By:	/S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Section 1350

32.2	Certification of Principal Financial Officer pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase