Form 10-K
period 2016-01-30
PERRY ELLIS INTERNATIONAL, INC
filed 2016-04-14
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $300,411,000 (as of August 1, 2015).

The number of shares outstanding of the registrant’s Common Stock is 15,387,000 (as of April 7, 2016).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

Portions of the Company’s Proxy Statement for the 2016 Annual Meeting—Part III

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. References in this report to annual financial data for Perry Ellis refer to fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014. The periods presented in these financial statements are the fiscal years ended January 30, 2016 (“fiscal 2016”), January 31, 2015 (“fiscal 2015”) and February 1, 2014 (“fiscal 2014”). This Form 10-K contains references to trademarks held by us and those of third parties.

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

PART I

Item 1. Business

Perry Ellis International, organized in 1967, is a global leader in the design, manufacturing, marketing and distribution of branded lifestyle apparel and accessories. We are one of the largest apparel companies in the world with a portfolio consisting of nationally and internationally recognized lifestyle brand names, some of which have a heritage dating back over 100 years.

We sell our products under our owned global brands, licensed brands and private retailer labels. Our owned brands include the global designer lifestyle brands, Perry Ellis® and Original Penguin ® by Munsingwear ® (“Original Penguin”) as well as Ben Hogan ®, Cubavera ®, Farah ®, Grand Slam ®, Jantzen ®, Laundry by Shelli Segal ®, Rafaella ® and Savane ®. We license the Callaway Golf® brand, PGA TOUR® brand, and the Jack Nicklaus® brand for golf apparel, the Jag® brand for swimwear and cover-ups and the Nike® brand for swimwear and accessories.

We have four reportable segments – Men’s Sportswear and Swim, Women’s Sportswear, Direct-to-Consumer, and Licensing – and we have a strategically diversified global distribution network focused on leading department stores, company-operated retail stores, specialty stores and select licensing partners. We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers, in North America and Europe. Our largest customers include Walmart Stores Inc., which includes Sam’s Wholesale Club (“Sam’s”) together (“Walmart”), The Marmaxx Group, and Macy’s, Inc. (“Macy’s”).

We also distribute through our own retail stores. As of April 1, 2016, we operated 41 Perry Ellis, 12 Original Penguin and two multi-brand retail outlet stores located primarily in upscale retail outlet malls across the United States, United Kingdom and Puerto Rico. As of April 1, 2016 we also operated three Perry Ellis, two Cubavera, 16 Original Penguin and one multi-brand full price retail stores located in upscale demographic markets in the United States and United Kingdom. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers.

In fiscal 2016, our Men’s Sportswear and Swim segment, which is comprised of men’s sportswear, swimwear and accessories, accounted for 71% of our total revenues, our Women’s Sportswear segment accounted for 14% of our total revenues, our Direct-to-Consumer segment, which is comprised of retail and e-commerce, accounted for 11% of our total revenues and our licensing segment accounted for approximately 4% of our total revenues. Finally, our U.S. based business represented approximately 87% of total revenues, while our foreign operations represented 13% of total revenues for fiscal 2016.

The revenue generated through our licensing business, which we license to third parties for certain production, sales and/or distribution rights through geographic licensing arrangements is a significant contributor to our operating income and our arrangements heighten the overall awareness of our brands without requiring us to make capital investments or incur additional operating expenses. As of fiscal 2016, we licensed our brands through four worldwide, 71 domestic and 91 international license agreements covering over 100 countries.

A synopsis of some of our major brands follows:

Ben Hogan. Ben Hogan was winner of 64 PGA TOUR events and holder of nine major championships. The Ben Hogan collection is reflective of the legend himself, in that it is characterized by an exceptional sense of style with a passion for excellence.

Callaway Golf. We became the official apparel licensee of Callaway Golf Company in March 2009. The Callaway Golf apparel men’s and women’s collection includes classic and fashion lines featuring knit and woven shirts, pullovers, jackets, sweaters, vests, pants, shorts, headwear and accessories. We launched a direct-to-consumer website, callawayapparel.com, and took over sales and distribution of Callaway Apparel in Europe, the Middle East, and Africa, in an agreement that runs through December 2017, with an option to extend through 2022.

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

Laundry by Shelli Segal. From red carpet to runway, the Laundry by Shelli Segal collection is a reflection of the “L.A. Girl”- feminine and contemporary with an energetic and free-spirited attitude, always craving the next fashion statement. Every season, Laundry by Shelli Segal styles interpret the latest trends, while adding unique style to create a signature look. The line is sought after by fashionistas and Hollywood A-listers alike. Launched in 1988, Laundry by Shelli Segal dresses will take you from work to play—the label offers the perfect dress for the occasion. For more information visit laundrybyshellisegal.com.

Nike. Revolutionizing swim through constant innovation in competition and training, Nike Swim is defining the next generation of outfitting for sport. We are the official licensee in the United States, Canada and Mexico. Nike Swim products are sold through sporting goods, better specialty and department stores. The license agreement was extended to additional international territories and runs through 2021, with an option to extend to 2023.

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

PGA TOUR. The PGA TOUR is synonymous with high performance and a commitment to excellence - qualities that have been incorporated into PGA TOUR apparel. The official PGA TOUR season is covered in virtually every major market in North America with hundreds of thousands of on-site fans and millions of television viewers worldwide. The brand is sold to mid-tier department stores and sporting goods stores. The line offers superior quality, performance and comfort for golfers and non-golfers alike. PGA TOUR apparel performs like a champion while remaining a fashion leader. The license was originally acquired in 2004, and has been extended through July 2017.

Rafaella. Rafaella focuses on understanding the needs of the modern woman who leads an on-the-go lifestyle. The brand’s continued success is a result of combining luxury fabrics and great style with an impeccable fit. The line provides sophisticated style that transitions easily from day to night. Rafaella Sport launched in spring 2015 with a casual “athleisure” complement to the main collection. The brand is sold in better department stores and on e-commerce sites.

Savane. The Savane collection offers an array of styles, silhouettes and fabrications for every wearing occasion. Innovative product launches include: Eco-Start® products made with Repreve® recycled fibers, and slim fit Travel Intelligence® that utilizes our signature CRUSHPROOF® technology. Comfort, innovation and performance are the key attributes of Savane. The line is available at national department and regional specialty stores. For further information visit savane.com.

Our Competitive Strengths

We believe that we have the following competitive strengths in our industry:

Portfolio of nationally and internationally recognized brands. We have built a broad and deep portfolio of global and licensed brands. We believe our brands are well-known and have a loyal following of both fashion-conscious consumers and retailers who desire high quality, well-designed fashion apparel and accessories.

Diversified business model. We market our products at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers, while reducing our reliance on any one demographic segment, merchandise preference or distribution channel. Specifically, we view our business as being well diversified:

By brand. We maintain a global portfolio of over 30 highly recognized brands that appeal to fashion conscious consumers across various income levels. We design, source, market and license most of our products on a brand-by-brand basis targeting distinct consumer demographic and lifestyle profiles. For example, we market the Perry Ellis and Original Penguin brands to higher-income consumers, and market the Grand Slam and Savane brands to middle-income consumers. We also market brands that target women through our Rafaella and Laundry by Shelli Segal brands, as well as through our family of golf and swimwear brands which include Callaway, Jantzen and Nike. In addition, our brands such as Gotcha, Manhattan and Pro Player are distributed through direct license. This allows us to maintain strong brand integrity without a direct wholesale or retail commitment of resources.

By product. We design and market apparel and accessories in a broad range of both men’s and women’s product categories, which we believe increases the stability of our business. Our menswear offerings include career and casual sportswear, golf apparel, sports apparel, swimwear, activewear and accessories. Our womenswear offerings include dresses, sportswear, swimwear, activewear and accessories. We believe that our product diversity decreases our dependence on a single product line or fashion trend and contributes substantially to our growth opportunities.

By distribution channel. We market our products across multiple levels of retail distribution, allowing us to reach a broad range of consumers domestically and internationally. We distribute our products through luxury stores, department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers. Our products are distributed through approximately 25,000 doors at some of the nation’s leading retailers, including Walmart, the Marmaxx Group and Macy’s. We also distribute our products through our own retail stores, which include 41 Perry Ellis, 12 Original Penguin and two multi-brand retail outlet stores and three Perry Ellis, two Cubavera and 16 Original Penguin and one multi-brand full-price retail stores. We also operate e-commerce sites for several of our brands. Finally, we have successfully expanded product and brand distribution in the United Kingdom, Canada, Latin America and Europe, and believe additional opportunities exist for further international expansion of our brand base.

The following table illustrates the current diversity of a cross section of our brands and products we produce and market and their respective distribution channels:

Distribution Channels	Brands
Luxury Stores	Original Penguin	Laundry by Shelli Segal	Callaway Golf

Department Stores	Perry Ellis	Rafaella	Callaway Golf	Jag
	Savane Original Penguin	Laundry by Shelli Segal Jack Nicklaus	PGA TOUR Cubavera	Nike Swim Jantzen

Chain Stores	Savane Jack Nicklaus	Jag Grand Slam	PGA TOUR	Nike Swim

Mass Merchants	Ben Hogan

Corporate/Green Grass/ Sporting Goods	Callaway Golf	Jack Nicklaus	PGA TOUR	Nike Swim

Specialty Stores	Jag Savane	Original Penguin Laundry by Shelli Segal	Jantzen	Nike Swim

International (1)	Perry Ellis Original Penguin Farah	Callaway Golf Laundry by Shelli Segal Rafaella	PGA TOUR Ben Hogan Manhattan	Jantzen Nike Swim

Direct-to-Consumer	Original Penguin Perry Ellis	Rafaella Callaway Golf	Cubavera	Farah

(1)	This channel includes Company operated retail stores, e-commerce and concession locations.

Leadership position in the Men’s Wholesale business. We believe that our established relationships with retailers allow us to maximize the selling space dedicated to our products, monitor our brand presentation and merchandising selection, and proactively introduce new brands and products. Because of our quality brands and products, dedication to customer service, design expertise and sourcing capabilities, we have developed and maintained long-standing relationships with our largest customers. In addition, we are engaged in wholesale growth initiatives that are designed to transform our respective brands’ displays at select department stores into branded “shop-in-shops.” By installing customized freestanding fixtures, wall casings and components, decorative items and flooring, as well as deploying specially trained staff, we believe that our shop-in-shops provide department store consumers with a more personalized shopping experience than traditional retail department store configurations.

Growing Licensing business. The strengths of our brands have been instrumental in helping us build our global licensing business. We collaborate with over 120 high-quality product licensees who produce and sell what we believe are products requiring specialized expertise that are enhanced by our brands’ respective strengths. We provide support to these business partners and ensure the integrity of our brand names by taking an active role in the design, quality control, advertising, marketing and distribution of licensed products. Our relationships with our product licensees have helped us leverage our success across demographics and categories by taking advantage of their unique expertise, resulting in total royalty revenue for licensed products increasing from $31.7 million in fiscal 2015 to $34.7 million in fiscal 2016. In addition, we have entered into agreements with non-manufacturing third-party licensees who we believe have particular expertise in the distribution of fashion apparel and accessories in specific geographic territories, such as the Middle East, Eastern Europe, Latin America and the Caribbean, throughout Asia and Australia.

Manufacturing, Sourcing and Distribution. Product design and innovation, including fit, fabric, finish and quality are important elements across our businesses. We have sourced our products globally for over 45 years and employ sophisticated logistics and supply chain management systems to maintain maximum flexibility. Our network of worldwide company-owned sourcing offices and agents enables us to meet our customers’ needs in an efficient and high quality manner without relying on any one vendor, factory, or country. In fiscal 2016, based on the total units, we sourced our products from Asia (77%), the Middle East (16%) and the Americas (7%). We maintain a staff of over 290 experienced sourcing professionals in four offices in China (including Hong Kong), as well as in the United States, Taiwan, Bangladesh, and Vietnam. Our sourcing offices closely monitor our suppliers and provide strict quality assurance analyses that allow us to consistently maintain our high quality standard for our customers. We have a compliance department that works closely with our quality assurance staff to ensure that our sourcing partners comply with Company-mandated and country-specific labor and employment regulations. We believe that sourcing our products allows us to manage our inventories more effectively while avoiding capital investments in production facilities. Because of our sourcing experience, capabilities and relationships, we believe that we are well positioned to take advantage of the changing textile and apparel quota environment. We limit our sourcing exposure through, among other measures: (i) shifting of production among countries and factories, (ii) sourcing production to merchandise categories where product expertise exists and (iii) sourcing from countries with tariff preference and free trade agreements.

Design expertise and advanced technology. We maintain a staff of designers, merchandisers and artists who are supported by a staff of design professionals, including assistant designers, technical designers, graphic artists and production assistants. Our in-house design staff designs substantially all of our products using advanced three dimensional computer-aided design technology that minimizes the time-intensive and costly production of sewn prototypes. In addition, this technology provides our customers with products that have been custom designed for their specific needs and meet current fashion trends. We design and employ advanced fabric and design technologies to ensure a proper fit and outstanding performance when creating our women’s and men’s golf and swimwear apparel. We seek to regularly upgrade and improve our products with the latest in innovative technology while broadening our product offerings. Our goal, to deliver superior performance in all our products, provides our developers and licensees with a clear, overarching direction for the brand and helps them identify new opportunities to create products that meet the changing needs of consumers. We regularly upgrade our computer technology, including our Product Lifecycle Management systems, to enhance our design capabilities, and facilitate communication with our global suppliers and customers on a real-time basis resulting in faster new product developments thereby meeting the ever-changing needs of our customers.

Our sales planners have an enhanced ability to manage and monitor our retail customers’ inventory at the stock keeping unit (“SKU”) level through utilization of our Oracle Retail Planning system. This system helps planners maximize the sales and margins of our products by identifying opportunities for our retailer customers to improve inventory turns which reduces our product returns and markdowns and improves our profitability. We use PerrySolutions in-house planning software and Oracle Retail during the assortment planning process to allocate the optimal size/color and quantity mix for the initial retail product rollout.

Our Data Warehouse, Geographical Information Systems and IBM SPSS, a forecasting model, are utilized to detect future trends and identify new business opportunities. Our e-commerce environment utilizes Demandware coupled with the best of the breed e-commerce cloud and social media services to create an integrated leading edge environment. We recently completed implementation of a cloud loyalty system utilizing Salesforce, Oracle-Eloqua, and Starmount’s mobile POS. These solutions improve our understanding of our direct-to-consumer market allowing us to engage the customer at the time of purchase resulting in significant increases in revenue per transaction.

Proven and experienced management team. Our senior management team averages more than 30 years in the apparel industry and has extensive experience in growing and rejuvenating brands and building strong relationships with global suppliers, licensees and retailers. With an average of 25 years of experience in the retail industry, including at a number of public companies, and an average of 15 years with Perry Ellis International, our senior management team has strong creative and operational experience and a successful track record. This extensive experience extends beyond our senior management team and deep into our organization.

Our Business Strategy

Our goal is to increase our revenue and profits with a portfolio of brands that we offer in multiple channels of retail distribution through the following strategies:

Continue to strengthen the competitive position and recognition of our lifestyle brands. We intend to continue growing brand awareness and customer loyalty in North America and internationally, in a number of ways including by:

•	Managing our brands individually, and developing a distinctive merchandising and marketing strategy for every product category and distribution channel.

•	Opening new retail stores in key geographical locations.

•	We maintain our advertising position in global fashion publications, participation in trade shows, event and celebrity sponsorships, cooperative advertising in print and broadcast media, as well as growing our online advertising exposure and internet presence directly to consumers.

•	Increasingly using e-commerce, digital, social media, and mobile applications to both support the initiatives of our wholesale partners as well as interact with our customers in order to enhance the shopping experience. We are investing in initiatives to provide attractive, effective, reliable, user-friendly e-commerce platforms that offer a wide assortment of merchandise with rapid delivery options that continually meet the changing expectations of online shoppers. In addition, we have built a state of the art photography studio to provide greater creative functionality.

We partner with leading wholesale customers in national and regional department, chain, mass market, specialty and independent stores in North America and Europe. These longstanding relationships enable us to access large numbers of our key consumers in a targeted manner. In addition, we are engaged in wholesale growth initiatives such as advertising support in the form of point-of-sale fixtures and signage to enhance the presentation and brand image of our products. We also participate in shop-in-shops which are the primary component of our retail marketing strategy to increase and brand floor space dedicated to our products within our major retail accounts. The design and funding of our concept shops within our major retail accounts has been a key initiative for securing prime floor space, educating the consumer and creating an exciting environment for the consumer to experience our branded products. Our shops enhance our brand’s presentation within our major retail accounts with a shop-in-shop approach, using dedicated floor space exclusively for our products, including flooring, lighting, walls, displays and images. We participate in incentive programs with our retailer customers, including customer loyalty, discounts, allowances and cooperative advertising funds. We also offer sales incentive programs directly to consumers through our “Supreme Perks” Loyalty Program which targets consumers in our direct-to-consumer channel.

The strength and agility of our global brands has been instrumental in helping us expand our licensing business. We collaborate with a select number of product licensees who produce and sell products requiring specialized expertise that are enhanced by our brands’ strengths. In addition, we have entered into agreements with non-manufacturing licensees who have particular expertise in the distribution of our products in countries and geographic territories such as South Korea, the Philippines, the Middle East, China, South Africa, Latin America and the Caribbean.

Expand our product offerings. We have been a leader in men’s apparel for over 40 years and believe we can continue to grow this business by leveraging our expertise and experience in design and manufacturing in our relationships with leading retailers, and in our sourcing capabilities to expand to new product categories by capitalizing on our brands’ strong awareness and loyalty among consumers. We can both optimize our strong business opportunities and attract new customers to our brands. For example, this year our product offerings within Perry Ellis expanded to include “athleisure” components under Perry Ellis 360°. The line incorporates performance fabrics, reflective tape and materials that provide function and versatility.

Grow our Direct-to-Consumer channel. We seek to expand and leverage the high gross margin direct-to-consumer channel, which includes e-commerce, outlet stores and full-price stores, and where we control all aspects of the operation, thereby complementing our wholesale business. This business segment operates under a single operating group to ensure our omni-channel operations are interdependent. This has enabled our company to increase comparable store sales with a number of initiatives already under way to increase the size and frequency of purchases by our existing customers and to attract new customers. Such initiatives include, among others, maximizing productivity with existing stores, creating compelling store environments and offering new products, including menswear, small leather goods, and active footwear.

E-commerce is our fastest growing direct-to-consumer channel. As a complement to our wholesale business, we currently market Perry Ellis, Original Penguin, Farah, Rafaella, Cubavera and Callaway Golf Apparel products online in the United States and internationally. We are continuing to enhance the online capabilities and functionality of our e-commerce sites to improve the shopping experience and increase sales. At the same time, these enhancements enable us to expand the number of countries to which we are able to ship. In addition, we plan to continue servicing our indirect e-commerce channel platforms for our retail partners by further investing in product presentation and selling capabilities to strengthen the competitive position and image of our current brands on their respective websites.

In addition to e-commerce, our stores allow us to showcase a brand’s full line of current season products, with fixtures and imagery, which we believe reinforce our brand image and enables us to control the entire customer experience. We intend to expand our store base both domestically and internationally by opening new retail locations for Perry Ellis, Original Penguin and other brands. We also continue to increase global comparable store sales with a number of initiatives already under way to increase the size and frequency of purchases by our existing customers and to attract new customers. Such initiatives include, among others, maximizing the merchandise assortment within existing stores, providing exceptional customer service, creating compelling store environments and offering new products, small leather goods, travel products and accessories.

In addition to our direct-to-consumer operations, our licensees, distributors and other independent parties own and operate over 90 stores. These are primarily mono brand stores selling company-branded products with the same look and feel as company-operated stores. The majority of these stores are located in Latin America and Asia.

Grow our International businesses. We believe that our strong brand portfolio and broad product offerings enable us to seek additional growth opportunities in geographic areas where we are underpenetrated, such as Europe and Asia. Our historic growth focused primarily on the wholesale channel within the United States, and accordingly, our revenues are concentrated in that distribution channel. We intend to strengthen our existing markets and successfully expand our business in relatively underdeveloped or under-optimized markets. Our immediate concentration is supporting our momentum in Europe, Canada and Latin America while expanding our penetration in Asia and the Middle East. For example, last year we significantly expanded our penetration in Europe, with development in France, Spain, Benelux and Italy. In addition, we plan to introduce Perry Ellis America, Nike Swim and Ben Hogan in Europe this year. We also seek to expand revenue through licensing partnerships across Asian, Middle Eastern, African and Indian markets. We executed new licensing relationships in India and the Middle East for Original Penguin this year as well.

Adapt to our continually changing marketplace. We will continue to make investments and implement strategies to meet the growing needs of our customers on a timely basis in the ever-changing apparel industry. We are currently focusing on expanding our business in the following areas:

•	We continue to elevate our Perry Ellis brand by leveraging the creative talent of our design and merchandising teams. We hold runway shows which reinforce Perry Ellis’ designer status and high-fashion image, creating excitement around the collections and generating global multimedia press coverage. We continue to make investments in global advertising and integrated marketing programs, with the popular “Very Perry” advertising campaign as the current cornerstone of our global marketing strategies.

•	We implemented a successful wholesale strategy for Original Penguin, transitioning from a classification business to full-lifestyle offerings at wholesale in order to more efficiently and effectively exploit the development opportunities for the brand. The “Be an Original” spirit of the brand inspires a wide range of contemporary, all-American designs that appeal to a diverse array of global consumers.

•	We continue to increase our wholesale sales by increasing shop-in-shops for Perry Ellis, Original Penguin and Rafaella. We believe that our shop-in-shop initiatives effectively communicate our brand image within the department store, enhance the presentation of our merchandise and create a more personalized shopping experience for department store customers. We plan to grow our North American shop-in-shop footprint at select department stores by continuing to convert existing wholesale door space into shop-in-shops and expanding the size of existing shop-in-shops.

•	We are a leading manufacturer of golf lifestyle products and our branded portfolio includes Callaway Golf, PGA TOUR, Grand Slam, Ben Hogan, and Jack Nicklaus. We believe there is opportunity to capitalize on the evolution of golf apparel which continues to replace traditional sportswear attire and permits us to expand across multiple distribution channels. We added Callaway Golf to our portfolio of golf brands during fiscal 2010, and in fiscal 2013 expanded our licensing agreement to include off-course, green grass and sporting goods retailers while also expanding the territory to the entire Western Hemisphere. In fiscal 2013, we concluded the purchase of the Ben Hogan trademark and launched apparel with a retail partner during the latter part of that year. In fiscal 2014, we also entered into an agreement to develop apparel for the Jack Nicklaus brand. In fiscal 2015, we expanded the penetration of our distribution under the Callaway Golf brand into Europe, the Middle East and Africa.

•	We are focused on several initiatives to increase our direct-to-consumer sales, including further growth and expansion of our retail stores and our e-commerce websites. Operationally, we seek to maximize the omni-channel experience through store fulfillment of online orders, executing small-door and climate-right strategies and expanding higher margin businesses including luggage, footwear and accessories.

•	We continue to evaluate our businesses for productivity and profitability. This year, we continued to focus on cost controls within cost of goods sold and selling general and administrative expenses, through process enhancements, inventory management and consolidation.

•	Since the beginning of fiscal 2014, we have exited 32 underperforming brands and businesses, totaling $108 million in revenues. The process has enabled our company to better manage working capital and focus on deriving value from our core brands and higher-margin businesses.

Expand our licensing opportunities. We believe licensing to third parties is an attractive opportunity for our brands by providing increased customer exposure domestically and internationally, as well as opportunities for future product extensions. We intend to continue to expand the international distribution of our brands through licensing. This year, we entered into 26 new licensing agreements to expand our product offerings under our well-known brands and broaden the markets that we serve. We have over 160 license agreements, covering over 100 territories outside of the United States, to use our brands in numerous product categories, including apparel, accessories, footwear, soft home goods and fragrances. We have an active pipeline of new agreements in development as we expand product categories and markets.

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

Licensing arrangements relate to a broad range of our brands. In addition to the revenues and brand awareness that licensing provides us, we also believe that licensing our brands benefits us by providing significant high-margin operating income contribution.

Pursue strategic acquisitions and opportunities that leverage and enhance our global product offerings. We continually review acquisition opportunities and believe that our existing infrastructure and management depth will enable us to complete additional acquisitions in the apparel industry should there be an attractive prospect. While we believe we have a diverse portfolio of brands with growth potential, we will continue to explore trademarks and licensing opportunities that we believe are additive to our overall business. New license opportunities allow us to fill new product and brand portfolio needs. We take a disciplined approach to acquisitions, seeking business opportunities that we can grow profitably and expand by leveraging our infrastructure and core competencies and, where appropriate, by extending the brand through licensing.

Recent Developments

On April 6, 2015, we elected to call for the partial redemption of $100 million of our $150 million outstanding 7.875% Senior Subordinated Notes due 2019 (the “Notes”) and a notice of redemption was sent to all registered holders of the Notes. The redemption price for the Notes is equal to 103.938% of the principal amount of the Notes, plus accrued and unpaid interest to, but not including, the redemption date. On May 6, 2015, we completed the redemption of the $100 million of our senior subordinated notes. We incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption, including the redemption premium as well as the write-off of note issuance costs.

In connection with the partial redemption of the Notes, on April 1, 2015, we entered into a commitment letter with Wells Fargo Bank, National Association, as agent under the Amended and Restated Loan and Security Agreement dated as of December 2, 2011, as amended (the “Loan Agreement”), pursuant to which the maximum principal balance that may be outstanding under the Loan Agreement was increased by $75 million to a maximum of $200 million. The closing occurred during April 2015.

On March 31, 2015, we expanded our licensing agreement with Nike, Inc. to include additional territories globally with immediate expansion into certain countries within Europe, Central and South America.

On March 19, 2015, we entered into an agreement to sell the intellectual property of the C&C California brand to ACH C&C LLC.

During the fourth quarter of fiscal 2016, we entered into a sales agreement, in the amount of $8.2 million, for the sale of our sourcing office building located in Beijing, China. As a result of this transaction, we recorded a gain in the amount of $4.5 million, net of expenses of $1.9 million.

Products and Product Design

Perry Ellis International has assembled a world-class design team, positioned in critical locations around the world. The extensive team is seasoned and well-versed in many product categories. The company’s core competency continues to remain menswear, offering products ranging from casual to career sportswear, niche lifestyle apparel in the Latin-inspired markets, emerging Big and Tall markets, as well as technology-rich innovation in the market for authentic golf. Key sport extensions include swim, training and the corresponding accessories. Womenswear continues as a powerful opportunity for the company, with ever-expanding offerings in the sport separates and dress markets, as well as parallel extensions to the men’s product stable in swim and active.

We continue to make technology investment a priority in all areas of the Company. The in-house design organization continues to benefit from the latest updates in state-of-the-art computer added design (“CAD”) technology. Woven and knitted fabric patterns, print patterns and silhouette enhancements are mapped and confirmed with speed and accuracy, as well as with great cost-efficiency. The latest evolutions in style and fashion quickly travel from concept to factory-ready reality.

Our creative mission is to offer and market fashion-right branded lifestyle products that appeal to a broad and diverse customer base. Extensive consumer and fashion trend research, along with the ever-vigilant monitoring of retail sales, enables us to deliver the right products at the right time to the right sector.

Licensing Operations

We license certain brands to third parties for various product categories in distribution channels and countries where we may not distribute our brands directly. Licensing enhances the images of our brands by widening the range, product offerings and distribution of products sold under our brands without requiring us to make capital investments or incur additional operating expenses. As a result of this strategy, we are experienced in identifying licensing opportunities and have established relationships with numerous licensees. Our licensing operation is also a significant contributor to our operating income.

As of January 30, 2016, we were the licensor of over 160 license and distribution agreements, for various products including footwear, men’s suits, sportswear, dress shirts, tailored clothing, underwear, loungewear, outerwear, activewear, neckwear, fragrances, eyewear, accessories and home, and for various international territories. Wholesale sales of licensed products by our licensees were approximately $697 million, $637 million and $596 million in fiscal 2016, 2015, and 2014, respectively. We received royalties from these sales of approximately $34.7 million, $31.7 million and $29.7 million in fiscal 2016, 2015, and 2014, respectively. We believe that our long-term licensing opportunities will continue to grow domestically and internationally. Although the Perry Ellis brand has international recognition, we still perceive the brand to be under-penetrated in international markets such as Europe, Latin America and Asia. We are actively working to optimize and expand our base of licensees for the Perry Ellis brand in international markets. We believe that our brand and licensing experience will enable us to capitalize on these international opportunities and that our operations in Europe will assist us in this endeavor.

We have been successful with licensing our Original Penguin brand, both domestically and internationally, in categories such as footwear, fragrance, eyewear, dress shirts, tailored clothing, neckwear and kids apparel. We also believe that Laundry by Shelli Segal and Rafaella provide additional licensing opportunities such as accessories and footwear. Other brands within our portfolio we license for certain product categories and territories include Farah, Jantzen, Gotcha, Manhattan, and Ben Hogan among others.

To maintain a brand’s image, we closely monitor our licensees and approve all licensed products. In evaluating a prospective licensee, we consider the candidate’s experience in product design and manufacturing, financial stability, marketing ability and experience in wholesale and retail. We also evaluate the marketability and compatibility of the proposed products with our brands. We regularly monitor product design, development, merchandising and marketing of licensees, and schedule meetings throughout the year with licensees to ensure product quality and brand consistency. We expose our products and fashion collections to our licensees and share our expectations of product positioning in the marketplace. In addition to approving, in advance, all licensees’ products, we also approve their advertising, promotional and packaging materials.

As part of our licensing strategy, we work with our licensees to further enhance the development, image, and sales of their products. We offer licensees marketing support, and our relationships with retailers help the licensees generate higher revenues.

Our license agreements generally extend for a period of three to five years with options to renew prior to expiration for an additional multi-year period based upon a licensee meeting certain performance criteria. The typical agreement requires that the licensee pay us the greater of a royalty based on a percentage of the licensee’s net sales of the licensed products or a guaranteed minimum royalty that typically increases annually over the term of the agreement. Generally, licensees are required to contribute to us additional funds for advertising and promotion of the brand.

Marketing, Advertising and Promotions

Our strategy to market and promote our products begins with our portfolio of brands across the four business segments. We strive to be locally relevant with the marketing and visual merchandising of our products across an array of developed and emerging markets within the channels of distribution in which we operate.

Our marketing strategies vary by brand and local market. Our portfolio of brands employ different engagement models suited to each brand’s equity, distribution, product focus and understanding of the core consumer. This enables us to elevate the consumer experience as we attract new customers, build loyalty and drive advocacy. Our marketing planning approach leverages local insights to optimize allocation of resources across different media outlets and retail touch points to resonate with our most discerning consumers most effectively. Most of our creative marketing work is done by in-house creative teams that design and produce the sales materials, advertisements and packaging for products in each brand. We build brand equity and drive traffic to retail locations and to our websites through magazines and newspapers, digital and social media, television, billboards in cities and airports, and direct mail and email. In addition, we seek editorial coverage for our brands and products not only in publications and other traditional media, but increasingly in digital and social media, leveraging significant opportunities for growth.

We are increasing our brand awareness and sales by expanding our digital presence, encompassing e-commerce and mobile-commerce, as well as digital and social media. We continue to innovate to better meet consumer online shopping preferences, support e-commerce and mobile-commerce businesses via digital and social marketing activities designed to build brand equity and consumer engagement, and support our authorized retailers to strengthen their e-commerce businesses and drive sales of our brands on their websites. We have opportunities to expand our brand portfolio online around the world, and we have developed omni-channel concepts to better serve consumers as they shop across channels. We have dedicated resources to implement coordinated, brand-enhancing strategies across all online activities to increase our direct access to consumers.

Promotional activities and in-store displays are designed to attract new consumers and introduce existing consumers to other product offerings from the respective brands. Our marketing efforts also benefit from cooperative advertising programs with some retailers, some of which are supported by coordinated promotions. Our marketing and sales executives spend considerable time in the field meeting with consumers and retailers at the points of sale.

Distribution and Customers

We operate 41 Perry Ellis, 12 Original Penguin and two multi-brand retail outlet stores and three Perry Ellis, two Cubavera and 16 Original Penguin and one multi-brand full-price retail stores. We also operate e-commerce sites for several of our brands with goals to expand our e-commerce offerings.

We believe that customer service is a key factor in successfully marketing our products. We coordinate efforts with customers to develop products meeting their specific needs using our design expertise and CAD technology. Utilizing our sourcing capabilities, we strive to produce and deliver products to our customers on a timely basis.

We sell merchandise to a broad spectrum of retailers, including national and regional chains, department, mass merchant and specialty stores. Our largest customers include Walmart, The Marmaxx Group and Macy’s. We have developed and maintained long-standing relationships with these customers. Additionally, we sell merchandise to other retailers such as: Belk, Dillard’s and Hudson Bay Company. We also sell merchandise to corporate wear distributors.

Net sales to our five largest customers accounted for approximately 47%, 49% and 43% of net sales in fiscal 2016, 2015 and 2014, respectively. For fiscal 2016, three customers accounted for over 10% of net sales; Walmart accounted for 12%, The Marmaxx Group accounted for 11% and Macy’s accounted for 10% of net sales, respectively. For fiscal 2015, four customers accounted for over 10% of net sales; Walmart accounted for 14% and Kohl’s, Macy’s and The Marmaxx Group each accounted for 10% of net sales, respectively. For fiscal 2014, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 11% and 10% of net sales, respectively.

Information Systems

Our in-house sales staff is responsible for customer follow-up and support, including monitoring prompt order fulfillment and timely delivery. We utilize EDI and a self-hosted site for certain customers in order to provide advance-shipping notices, process orders and conduct billing operations. In addition, certain customers use the EDI system to communicate their weekly inventory requirements per store to us. We then fill these orders either by shipping directly to the individual stores or by sending shipments, individually packaged and bar coded by store, to a centralized customer distribution center.

We use PerrySolutions in-house planning software that enables our sales planners to manage our retail customers’ inventory at the SKU level. In addition, we use Oracle Retail during the assortment planning process to allocate the correct quantities for the initial rollout of product at retail. These systems help us maximize sales and margins of our products by increasing inventory turns for the retailer, which in turn reduces our product returns and markdowns and increases our profitability. We also use demographic mapping data software that helps us develop specific micro-market plans for our customers and provide them with enhanced returns on our various product lines. Our Data Warehouse, Geographical Information Systems and IBM SPSS are utilized to detect future trends and identify new business opportunities. Our e-commerce environment utilizes Demandware coupled with the best of breed e-commerce, Cloud and social media services creating an integrated leading edge environment.

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

In addition, we use Google Apps for Work to provide real-time collaboration across our global offices, with face to face video conferencing available to every associate, for training and business meetings.

Seasonality and Backlog

Our products are geared towards lighter weight apparel generally worn during the spring and summer months. We believe that this seasonality has been reduced with our introduction of fall, winter and holiday merchandise. The swimwear business, however, is highly seasonal in nature, with the vast majority of our sales occurring in our first and fourth quarters.

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

Sales and receivables are recorded when inventory is shipped. Our backlog of orders includes confirmed and unconfirmed orders, which we believe, based on our past experience and industry practice, will be confirmed. As of March 24, 2016, the backlog for orders and shipments to date of our products was approximately $570 million, as compared to approximately $577 million as of March 25, 2015. The amount of unfilled orders at a point in time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and the scheduling of the sourcing and shipping of the product, which in most cases depends on the desires of the customer. Our backlog is also affected by an on-going trend among retailers to reduce the lead-time on their orders. In recent years, our customers have been more cautious of their inventory levels and have delayed placing orders and re-orders compared to our previous experience. Due to these factors, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Supply of Products and Quality Control

We currently use independent contract manufacturers to supply the substantial majority of the products we sell. Of the total units of sourced products in fiscal 2016, 77% was sourced from suppliers in Asia, 16% was sourced from suppliers in the Middle East and 7% was sourced from suppliers in the Americas, respectively. We believe that the use of numerous independent contract manufacturers allows us to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and the costs of maintaining and operating production facilities. We have had relationships with some suppliers for over 30 years, however, none of these relationships are formal or require either party to purchase or supply any fixed quantity of product.

The vast majority of our products are purchased as “full packages,” where we place an order with the supplier and the supplier purchases all the raw materials, assembles the garments and ships them to our distribution facilities or third party facilities.

We maintain a staff of experienced sourcing professionals in four buying offices in China (including Hong Kong), as well as the United States, Taiwan, Bangladesh, and Vietnam. This staff sources our products worldwide, monitors our suppliers’ purchases of raw material, and monitors production at contract manufacturing facilities in order to ensure quality control and timely delivery. We also operate through independent agents in Asia and the Middle East. Our sourcing personnel based in our United States offices perform similar functions with respect to our suppliers worldwide. We conduct inspections of samples of product prior to cutting by contractors, during the manufacturing process and prior to shipment. We also have full-time quality assurance inspectors located globally.

Generally, the foreign contractors purchase the raw material in accordance with our specifications. Raw materials, which are in most instances made and/or colored especially for us, consist principally of piece goods and yarn and are specified by us to be purchased from a number of foreign and domestic textile mills and converters.

We are committed to ethical sourcing standards and require our independent contractors to comply with our code of conduct. We monitor compliance by our foreign contract manufacturers with applicable laws and regulations including labor and employment. As part of our compliance program, we maintain compliance departments in the United States and overseas and routinely perform audits of our contract manufacturers and require corrective action when necessary.

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

We closely monitor developments in quotas, duties, and tariffs and continually seek to minimize our exposure to these risks through, among other things, geographical diversification of our contract manufacturers, allocating overseas production to product categories where more quotas are available, and shifting of production among countries and manufacturers.

Under the terms of the World Trade Organization (“WTO”) Agreement on Textiles and Clothing, WTO members removed all quotas effective January 1, 2005. Although the danger of quota embargoes has subsided since the removal of quotas for WTO member countries, threats to some apparel categories in China and Vietnam present themselves on occasion through proposed protectionist legislation in the U.S. Congress. We monitor these events closely and our board and executive level memberships in various apparel trade associations ensure early awareness of developments and timely communication of developments to our sourcing staff.

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

We strive to focus on these points and have proven our ability to anticipate and respond quickly to customer demands with our brands, range of products and our ability to operate within the industry’s production and delivery constraints. We believe that our continued dedication to customer service, product assortment and quality control, as well as our aggressive pursuit of licensing opportunities, directly addresses the competitive factors in all market segments. Our established brands and relationships with retailers have resulted in a loyal following of customers.

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

Trademarks

Trademarks, trade names, copyrights and domain names, as well as related logos and designs are valuable in the development and marketing of our products and are important to our continued success including the growth of our international licensed businesses. We have registered our material trademarks in the United States and in more than 180 countries where our products are manufactured or sold. We regard our trademarks and other proprietary rights as valuable assets that are critical in the marketing of our products, and, therefore, we vigorously protect our trademarks and other proprietary rights against infringements.

Environmental Matters

We are committed to minimizing the negative impact of our business activities on the environment and believe our operations are in compliance with all applicable laws and regulations. Additionally, our business activities could be negatively impacted by severe weather conditions which could affect the sale of our products or disrupt our sourcing.

Employees

As of March 2016 and 2015, we had approximately 2,700 and 2,600, employees worldwide, respectively. None of our employees is subject to a collective bargaining agreement. We consider our employee relations to be satisfactory.

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

We derive a significant amount of our revenues from a few major customers. For example, net sales to our five largest customers accounted for approximately 47%, 49% and 43% of net sales for fiscal 2016, 2015 and 2014, respectively. For fiscal 2016, three customers accounted for over 10% of net sales; Walmart accounted for

12%, The Marmaxx Group accounted for 11% and Macy’s accounted for 10% of net sales, respectively. For fiscal 2015, four customers accounted for over 10% of net sales; Walmart accounted for 14% and Kohl’s, Macy’s and The Marmaxx Group each accounted for 10% of net sales, respectively. For fiscal 2014, two customers accounted for over 10% of net sales; Kohl’s and Macy’s accounted for approximately 11% and 10% of net sales, respectively.

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

The interruption of the business of third parties that license their brands to us could adversely affect our net income. We currently license the Nike, Jag, PGA TOUR, Jack Nicklaus and Callaway Golf brands from third parties. These licenses vary in length of term, renewal conditions and royalty obligations. The average initial term of these licenses is three to five years with automatic renewals depending upon whether we achieve certain targeted sales goals. We may not be able to renew or extend any of these licenses on favorable terms, if at all. If we are unable to renew or extend any of these licenses, we could experience a decrease in net income.

We are dependent upon the revenues generated by the licensing of our brands to third parties, and the loss or inability to renew certain of these licenses could reduce our royalty income and consequently reduce our net income.

The loss of several licensees of our brands at any one time could adversely affect our royalty income and net income. Royalty income from licensing our brands to third parties accounted for $34.7 million, or 4% of total revenues, for fiscal 2016 and $31.7 million, or 4% of total revenues, for fiscal 2015. These licenses vary in length of term, renewal conditions and royalty obligations. The average term of these licenses is three to five years with automatic renewals depending upon whether certain targeted performance goals are met. We may not be able to renew or extend any of these licenses on favorable terms, if at all. If we are unable to renew or extend any of these licenses, we could experience a decrease in royalty income and net income.

Our business could be harmed if we do not deliver quality products in a timely manner.

Our sourcing, logistics and technology functions operate within substantial production and delivery requirements and subjects us to the risks associated with suppliers, transportation, distribution facilities and other risks. Labor disruptions at independent factories where our goods are produced, the shipping ports we use, or our transportation carriers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions. In fiscal 2015, we experienced the impact of the West Coast port slowdowns and work stoppages, which resulted in a significant backup of cargo containers at West Coast ports including the port through which we sourced a significant portion of our products. We experienced delays in the shipment of our products as a result of this disruption.

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

We are subject to United States federal and state laws and if any of the laws or regulations are amended or if new laws or regulations are adopted, compliance could become more expensive and directly affect our income.

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

Because we do business abroad, our business could be harmed by changes in foreign exchange rates.

Our business operations have several international components including sourcing of product, licensing and distribution arrangements and direct operations in Canada, Mexico and Europe, which expose us to foreign exchange risk and such risk may increase as we expand our international operations and licensing and distribution portfolio. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways; a translation impact and a transaction impact. The translation impact refers to the impact that changes in exchange rates can have on our published financial results, as our revenue and profit earned in local foreign currencies is translated into United States dollars using an average exchange rate over the representative period. Accordingly, during times of a strengthening United States dollar, particularly against the British Pound, the Canadian dollar, and the Mexican Peso, our results of operations will be negatively impacted, as was the case during fiscal 2016 and fiscal 2015, and during times of a weakening United States dollar, our results of operations will be favorably impacted.

Although we have not been affected in a material way by any of the foregoing factors, we cannot predict the likelihood or frequency of any such events occurring and any material disruption may have an adverse affect on our business.

We may face challenges integrating the operations of our acquired brands or any businesses we may acquire, which may negatively impact our business.

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

We have outstanding debt, which could have important negative consequences to us, including making it difficult for us to satisfy all of our obligations in the event we experience financial difficulties.

As of January 30, 2016, we had approximately $134.3 million of debt outstanding as compared to approximately $172.9 million as of January 31, 2015 (excluding amounts outstanding under our letter of credit facility). Our indebtedness could have important consequences, including:

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

Our balance sheet includes intangible assets. A decline in the estimated fair value of an intangible asset or of a reporting unit could result in an impairment charge recorded in our operating results, which could be material.

Indefinite-lived intangible assets are tested for impairment annually and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Also, we review our amortizable intangible assets for impairment if an event occurs or circumstances change that would indicate the carrying amount may not be recoverable. If the carrying value of an intangible asset were to exceed its fair value, the asset would be written down to its fair value, with the impairment charge recognized as a noncash expense in our operating results. Adverse changes in future market conditions or weaker operating results compared to our expectations may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a potentially material impairment charge if we are unable to recover the carrying value of our intangible assets.

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

Our future success depends to a significant extent on retaining the services of certain executive officers and directors, in particular George Feldenkreis, our Chairman of the Board and Chief Executive Officer, and Oscar Feldenkreis, our Vice Chairman, President and Chief Operating Officer. We are currently discussing the terms of their new employment agreements. The loss of the services of either George Feldenkreis or Oscar Feldenkreis, or any other key member of management, could have a material adverse effect on our ability to manage our business. Our continued success is dependent upon our ability to attract and retain qualified management and operational personnel to support our future growth. Our inability to do so may have a significant negative impact on our ability to manage our business.

We rely significantly on the use of information technology. Cybersecurity risks - any technology failures causing a material disruption to operational technology or cyber-attacks on our systems affecting our ability to protect the integrity and security of customer and employee information could harm our reputation and/or could disrupt our operations and negatively impact our business.

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

None.

Item 2. Properties

Properties

The general location, use, ownership status, approximate size, and lease expiration dates of the principle properties which we currently occupy are set forth below:

Location	Use	Lease Expiration	Ownership Status	Approximate Area in Square Feet
Miami, Florida	Principal Executive and Administrative Offices; Warehouse and Distribution Facility	N/A	Owned	240,000

Miami, Florida	Administrative Functions	2019	Leased	16,000

Seneca, South Carolina	Distribution Center	N/A	Owned	345,000

Tampa, Florida	Distribution Center	N/A	Owned	305,000

New York, New York	Office, Design and Showrooms	2023 through 2028	Leased	135,150

Portland, Oregon	Office Space	2016	Leased	19,000

Commerce, California	Office Space	2018	Leased	39,400

Witham and London, UK	Distribution and Administrative Functions	2023	Leased	67,100

In addition, we lease several locations in Texas, Wisconsin, and Georgia totaling approximately 7,600 square feet of office space/showroom.

We also lease 77 retail stores, comprising approximately 198,000 square feet of selling space in the United States and United Kingdom.

In addition, we lease several locations internationally totaling approximately 50,000 square feet of offices.

Our principal executive and administrative office, warehouse and distribution facility is encumbered by an $11.3 million mortgage, which loan is due on August 1, 2020. The facility in Tampa, Florida is encumbered by an $11.1 million mortgage, which loan is due on January 23, 2019.

Item 3. Legal Proceedings

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any litigation that it believes might have a material adverse effect on its business operations.

We were a defendant in Joseph T. Cook v. Perry Ellis International, Inc. and Oscar Feldenkreis, Case No. 1:2015-cv-08290 (New York Southern District Court), involving claims of employment practices, including discrimination and retaliation, which was resolved in January 2016. We reached an amicable settlement and such amount was provided for in our results of operations for fiscal 2016.

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

	High	Low
Fiscal Year 2016

First Quarter	$26.08	$21.50
Second Quarter	28.19	23.05
Third Quarter	25.55	20.70
Fourth Quarter	22.12	16.47

Fiscal Year 2015

First Quarter	$15.85	$12.37
Second Quarter	18.92	14.40
Third Quarter	21.71	17.11
Fourth Quarter	27.00	20.00

(b)	Holders

As of April 7, 2016, there were approximately 300 registered shareholders of record of our common stock. We believe the number of beneficial owners of our common stock is in excess of 5,000.

(c)	Dividends

Not applicable.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information for Fiscal 2016

The following table summarizes as of January 30, 2016, the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, and rights	Weighted- average exercise price of outstanding options, and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders (1)	542,019	$23.25	1,125,491

(1)	Represents awards made pursuant to our 2015 Long-Term Incentive Compensation Plan, which is an amendment and restatement of our Second Amended and Restated 2005 Long-Term Incentive Compensation Plan.

(e)	Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return on the Nasdaq Composite and the S&P Apparel, Accessories & Luxury Goods Index commencing on January 31, 2011 and ending on January 30, 2016. The graph assumes that $100 was invested on January 31, 2011 in our common stock or in the Nasdaq Composite Index and the S&P Apparel, Accessories & Luxury Goods Index, and that all dividends are reinvested. Past performance is not necessarily indicative of future performance.

		INDEXED RETURNS Years Ending
Company / Index	Base Period Jan11	Jan12	Jan13	Jan14	Jan15	Jan16
Perry Ellis International, Inc.	100	55.20	72.00	58.46	89.20	70.92
NASDAQ Composite	100	105.26	119.08	157.58	180.11	181.37
S&P Apparel, Accessories & Luxury Goods	100	141.38	131.74	150.34	155.86	130.59

(f)	Sales of Unregistered Securities

Not Applicable.

(g)	Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value that May Yet Be Purchased under the Plans or Programs

November 1, 2015 to November 28, 2015	64,806	$20.92	64,806	$16,960,258
November 29, 2015 to January 2, 2016	152,498	$18.93	152,498	$14,073,471
January 3, 2016 to January 30, 2016	155,793	$17.39	155,793	$11,364,231

Total	373,097		373,097

(1)	During fiscal 2016, our Board of Directors extended the stock repurchase program to authorize us to purchase, from time to time and as market and business conditions warrant, up to $70 million of our common stock for cash in the open market or in privately negotiated transactions through October 31, 2016. Although our Board of Directors allocated a maximum of $70 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis. Total purchases under the plan to date amount to $58.6 million.

Item 6.	Selected Financial Data

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

Fiscal Years Ended	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
Income Statement Data:
Net sales	$864,806	$858,237	$882,573	$942,451	$955,549
Royalty income	34,709	31,735	29,651	27,102	25,043

Total revenues	899,515	889,972	912,224	969,553	980,592
Cost of sales	580,448	586,968	609,436	652,352	656,850

Gross profit	319,067	303,004	302,788	317,201	323,742

Selling, general and administrative expenses	275,863	268,783	272,716	263,854	248,618
Depreciation and amortization	13,693	12,198	12,626	13,896	13,673
Impairment on assets	20,604	—	35,205	3,516	6,066
Impairment on goodwill	6,022	—	7,772	—	—
Gain on sale of long-lived assets	3,779	885	6,162	410	—

Operating income (loss)	6,664	22,908	(19,369)	36,345	55,385
Costs on early extinguishment of debt	5,121	—	—	—	1,306
Interest expense	9,267	14,291	15,025	14,836	16,103

Net (loss) income before income taxes	(7,724)	8,617	(34,394)	21,509	37,976
Income tax (benefit) provision	(432)	45,792	(11,615)	6,708	12,459

Net (loss) income	$(7,292)	$(37,175)	$(22,779)	$14,801	$25,517

Net (loss) income per share:
Basic	$(0.49)	$(2.50)	$(1.52)	$1.01	$1.71
Diluted	$(0.49)	$(2.50)	$(1.52)	$0.97	$1.60

Weighted average number of shares outstanding
Basic	14,968	14,856	14,988	14,715	14,927
Diluted	14,968	14,856	14,988	15,315	15,950

Other Financial Data:
EBITDA (a)	$20,357	$35,106	$(6,743)	$50,241	$69,058
EBITDA margin (b)	2.3%	3.9%	(0.7%)	5.2%	7.0%
Cash flows from operations	30,165	55,143	220	76,981	712
Cash flows from investing	2,987	(21,147)	(27,354)	(8,908)	(2,327)
Cash flows from financing	(45,441)	(17,785)	(588)	(37,085)	7,011
Capital expenditures	(17,170)	(16,918)	(22,246)	(10,740)	(13,811)

Balance Sheet Data (at year end):
Working capital	$218,757	$240,170	$278,197	$273,773	$289,916
Total assets	622,447	684,989	706,735	763,129	724,195
Total debt (c)	134,322	172,900	181,875	175,382	197,490
Total stockholders’ equity	291,481	302,017	347,533	371,240	366,495

a)	EBITDA represents earnings before interest expense, cost on early extinguishment of debt, depreciation and amortization, and income taxes as outlined below in tabular format. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, and does not represent cash flow from operations. EBITDA is presented solely as a supplemental disclosure because we believe that it is a common measure of operating performance in the apparel industry. The following provides a reconciliation of net income to EBITDA:

Fiscal Years Ended	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)

Net (loss) income	$(7,292)	$(37,175)	$(22,779)	$14,801	$25,517
Depreciation and amortization	13,693	12,198	12,626	13,896	13,673
Interest expense	9,267	14,291	15,025	14,836	16,103
Income tax (benefit) provision	(432)	45,792	(11,615)	6,708	12,459
Costs on early extinguishment of debt	5,121	—	—	—	1,306

EBITDA	$20,357	$35,106	$(6,743)	$50,241	$69,058

b)	EBITDA margin represents EBITDA as a percentage of total revenues. EBITDA margin as a percentage of revenue is presented solely as a supplemental disclosure because we believe that it is a common measure of operating performance in the apparel industry. The following provides a reconciliation of gross profit to EBITDA margin as a percentage of revenue:

Fiscal Years Ended	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)

Gross profit	$319,067	$303,004	$302,788	$317,201	$323,742
Less:
Selling, general and administrative expenses	275,863	268,783	272,716	263,854	248,618
Impairment on assets	20,604	—	35,205	3,516	6,066
Impairment of goodwill	6,022	—	7,772	—	—
Plus:
Gain on sale of long-lived assets	3,779	885	6,162	410	—

EBITDA	$20,357	$35,106	$(6,743)	$50,241	$69,058

Total revenue	$899,515	$889,972	$912,224	$969,553	$980,592

EBITDA margin as a percentage of revenue	2.3%	3.9%	-0.7%	5.2%	7.0%

c)	Total debt includes balances outstanding under Perry Ellis International’s senior credit facility, senior subordinated notes payable, real estate mortgages, and lease payable-long term.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We sell our products under our owned global brands, licensed brands and private retailer labels. Our owned brands include the global designer lifestyle brands, Perry Ellis and Original Penguin by Munsingwear (“Original Penguin”) as well as Ben Hogan , Cubavera , Farah , Grand Slam , Jantzen , Laundry by Shelli Segal , Rafaella and Savane . We license the Callaway Golf brand, PGA TOUR brand, and the Jack Nicklaus brand for golf apparel, the Jag brand for swimwear and cover-ups and the Nike brand for swimwear and accessories.

We have four reportable segments – Men’s Sportswear and Swim, Women’s Sportswear, Direct-to-Consumer, and Licensing – and we have a strategically diversified global distribution network focused on leading department stores, company-operated retail stores, specialty stores and select licensing partners. We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers, in North America and Europe. Our largest customers include Walmart Stores Inc., which includes Sam’s Wholesale Club (“Sam’s”) together (“Walmart”), The Marmaxx Group, and Macy’s, Inc. (“Macy’s”).

We also distribute through our own retail stores. As of April 1, 2016, we operated 41 Perry Ellis, 12 Original Penguin and two multi-brand retail outlet stores located primarily in upscale retail outlet malls across the United

States, United Kingdom and Puerto Rico. As of April 1, 2016 we also operated three Perry Ellis, two Cubavera, 16 Original Penguin and one multi-brand full price retail stores located in upscale demographic markets in the United States and United Kingdom. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers.

In fiscal 2016, our Men’s Sportswear and Swim segment, which is comprised of men’s sportswear, swimwear and accessories, accounted for 71% of our total revenues, our Women’s Sportswear segment accounted for 14% of our total revenues, our Direct-to-Consumer segment, which is comprised of retail and e-commerce, accounted for 11% of our total revenues and our licensing segment accounted for approximately 4% of our total revenues. Finally, our U.S. based business represented approximately 87% of total revenues, while our foreign operations represented 13% of total revenues for fiscal 2016.

The revenue generated through our licensing business, which we license to third parties for certain production, sales and/or distribution rights through geographic licensing arrangements is a significant contributor to our operating income and our arrangements heighten the overall awareness of our brands without requiring us to make capital investments or incur additional operating expenses. As of Fiscal 2016, we licensed our brands through four worldwide, 71 domestic and 91 international license agreements covering over 100 countries.

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

Intangible Assets. We review our intangible assets with indefinite useful lives for possible impairments at least annually and perform impairment testing during the fourth quarter of each year by among other things, obtaining independent third party valuations. We evaluate the “fair value” of our identifiable intangible assets for purposes of recognition and measurement of impairment losses. Evaluating indefinite useful life assets for impairment involves certain judgments and estimates, including the interpretation of current economic indicators and market valuations, our strategic plans with regard to our operations, historical and anticipated performance of our operations and other factors. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. We estimate the fair value of the trademarks based on the application of (1) the relief from royalty method for our wholesale business and (2) the yield capitalization method for our licensing business. The combination of these two values represents the total value of each of the trademarks to the Company. The cash flow models we use to estimate the fair values of our trademarks involve several assumptions. Changes in these assumptions could materially impact our fair value estimates. Assumptions critical to the fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the trademarks; (ii) royalty rates used in the trademark valuations; (iii) projected revenue and expense growth rates; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and could change in the future based on period-specific facts and circumstances. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain.

Goodwill. Goodwill represents the excess of the purchase price over the value assigned to tangible and identifiable intangible assets of businesses acquired and accounted for under the acquisition method. We review goodwill at least annually for possible impairment during the fourth quarter of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability and cash flows. Evaluating goodwill for impairment involves certain judgments and estimates, including the interpretation of current economic indicators and market valuations, our strategic plans with regard to our operations, historical and anticipated performance of our operations and other factors. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. Assumptions critical to the fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of each reporting unit; (ii) projected revenue and expense growth rates; and (iii) projected long-term growth rates used in the derivation of terminal year values. Adverse changes in these assumptions could materially impact our fair value estimates and result in additional goodwill impairments. The goodwill impairment test is a two-step process that requires us to make decisions in determining appropriate assumptions to use in the calculation. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of each reporting unit’s implied fair value of goodwill requires us to allocate the estimated fair value of the reporting unit to its assets and liabilities. Any unallocated fair value represents the implied fair value of goodwill, which is compared to its corresponding carrying amount.

Deferred Taxes. We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized based on the differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates. The ultimate realization of the deferred tax assets is assessed based upon all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is recorded, if required, to reduce deferred tax assets to the portion that is expected to more likely than not be realized.

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

Our Results of Operations for Fiscal 2016

The following table sets forth, for the periods indicated selected items in our consolidated statements of operations expressed as a percentage of total revenues:

Fiscal Years Ended	January 30, 2016	January 31, 2015	February 1, 2014

Net sales	96.1%	96.4%	96.7%
Royalty income	3.9%	3.6%	3.3%

Total revenues	100.0%	100.0%	100.0%
Cost of sales	64.5%	66.0%	66.8%

Gross profit	35.5%	34.0%	33.2%
Selling, general and administrative expenses	30.7%	30.2%	29.9%
Depreciation and amortization	1.5%	1.4%	1.4%
Impairment on long-lived assets	2.3%	0.0%	3.8%
Impairment of goodwill	0.7%	0.0%	0.9%
Gain on sale of long-lived assets	0.4%	0.1%	0.7%

Operating income (loss)	0.7%	2.5%	-2.1%
Costs on early extinguishment of debt	0.6%	0.0%	0.0%
Interest expense	1.0%	1.6%	1.7%

Net (loss) income before income taxes	-0.9%	0.9%	-3.8%
Income tax (benefit) provision	-0.05%	5.1%	-1.3%

Net (loss)	-0.8%	-4.2%	-2.5%

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income by segment, the most directly comparable GAAP financial measure:

	January 30, 2016	January 31, 2015	February 1, 2014
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$640,600	$635,182	$664,824
Women’s Sportswear	127,692	130,852	135,994
Direct-to-Consumer	96,514	92,203	81,755
Licensing	34,709	31,735	29,651

Total revenues	$899,515	$889,972	$912,224

	January 30, 2016	January 31, 2015	February 1, 2014
	(in thousands)
Reconciliation of operating income to EBITDA
Operating income (loss) by segment:
Men’s Sportswear and Swim	$20,068	$3,847	$8,975
Women’s Sportswear	(9,248)	859	(10,883)
Direct-to-Consumer	(11,805)	(6,675)	(12,306)
Licensing	7,649	24,877	(5,155)

Total operating income (loss)	$6,664	$22,908	$(19,369)

Add:
Depreciation and amortization
Men’s Sportswear and Swim	$7,375	$6,627	$7,043
Women’s Sportswear	2,250	1,903	1,899
Direct-to-Consumer	3,884	3,519	3,549
Licensing	184	149	135

Total depreciation and amortization	$13,693	$12,198	$12,626

EBITDA by segment:
Men’s Sportswear and Swim	$27,443	$10,474	$16,018
Women’s Sportswear	(6,998)	2,762	(8,984)
Direct-to-Consumer	(7,921)	(3,156)	(8,757)
Licensing	7,833	25,026	(5,020)

Total EBITDA	$20,357	$35,106	$(6,743)

EBITDA margin by segment
Men’s Sportswear and Swim	4.3%	1.6%	2.4%
Women’s Sportswear	(5.5%)	2.1%	(6.6%)
Direct-to-Consumer	(8.2%)	(3.4%)	(10.7%)
Licensing	22.6%	78.9%	(16.9%)
Total EBITDA margin	2.3%	3.9%	(0.7%)

EBITDA consists of earnings before interest, cost on early extinguishment of debt, depreciation and amortization, and income taxes. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, and does not represent cash flow from operations. The most directly comparable GAAP financial measure, presented above, is operating income by segment. EBITDA and EBITDA margin by segment are presented solely as a supplemental disclosure because management believes that they are a common measure of operating performance in the apparel industry.

The following is a discussion of our results of operations for the fiscal year ended January 30, 2016 (“fiscal 2016”) as compared with the fiscal year ended fiscal year ended January 31, 2015 (“fiscal 2015”) and fiscal 2015 as compared with the fiscal year ended February 1, 2014 (“fiscal 2014”).

Our fiscal 2016 results as compared to our fiscal 2015 results

Net sales. Men’s Sportswear and Swim net sales in fiscal 2016 were $640.6 million, an increase of $5.4 million, or 0.9%, from $635.2 million in fiscal 2015. The net sales increase was attributed primarily to increases in the Perry Ellis and Original Penguin collections and golf lifestyle apparel, partially offset by decreases in our mid-tier sportswear as we reduced penetration of our exclusive branded products.

Women’s Sportswear net sales in fiscal 2016 were $127.7 million, a decrease of $3.2 million, or 2.4%, from $130.9 million in fiscal 2015. The net sales decrease was primarily due to the sale of C&C California in the first quarter of fiscal 2016. The net sales decrease was partially offset by increases in our contemporary Laundry by Shelli Segal dresses and Rafaella sportswear, driven by solid performance at retail.

Direct-to-Consumer net sales in fiscal 2016 were $96.5 million, an increase of $4.3 million, or 4.7%, from $92.2 million in fiscal 2015. The increase was driven by e-commerce, which posted a 27.2% increase in comparable sales, while retail comparable same store sales were even.

Royalty income. Royalty income for fiscal 2016 was $34.7 million, an increase of $3.0 million, or 9.5%, from $31.7 million in fiscal 2015. Royalty income increases were attributed to increases in our Perry Ellis and Original Penguin businesses as well as 26 new licenses signed during fiscal 2016. Approximately 88.0% of our royalty income was attributed to guaranteed minimum royalties with the balance attributable to royalty income in excess of guaranteed minimums for fiscal 2016.

Gross profit. Gross profit was $319.1 million in fiscal 2016, an increase of $16.1 million, or 5.3%, as compared to $303.0 million in fiscal 2015. This increase is attributed to the sales mix composition described above and the factors described within the gross profit margin section below.

Gross profit margin. In fiscal 2016, gross profit margins were 35.5% as a percentage of total revenue as compared to 34.0% in fiscal 2015, an increase of 150 basis points. This increase was primarily associated with expansion across our licensing and core domestic collections; partially offset by the exit of the Elite component of our Nike licensed business, the inventory liquidation of divested C&C California, as well as the consolidation of our foreign sourcing offices. Gross margin was also positively impacted by reduced markdowns and favorable merchandising margins in domestic businesses as well as a favorable mix driven by higher margin in direct-to-consumer and licensing businesses.

Selling, general and administrative expenses. Selling, general and administrative expenses in fiscal 2016 were $275.9 million, an increase of $7.1 million, or 2.6%, from $268.8 million in fiscal 2015. The increase reflects $4.4 million in fiscal 2016 related to pension costs on lump sum settlement payments on the termination of the defined benefit plan that we expect to complete during fiscal 2017. In addition, increases were realized related to the activist campaign, consolidation of our N.Y. corporate office space and sourcing office, as well as incentive plan accruals and investments in international business. These increases were partially offset by cost savings initiatives implemented during fiscal 2015 which included tighter expense control across our infrastructure.

EBITDA. Men’s Sportswear and Swim EBITDA margin in fiscal 2016 increased 270 basis points to 4.3%, from 1.6% in fiscal 2015. The EBITDA margin increase was driven principally by the expansion in gross margin in our Perry Ellis and Original Penguin collection businesses. We also realized favorable leverage in selling, general and administrative expenses, most notably in employee related expenses, which was partially offset by the planned increased infrastructure expenditures in this segment, as well as exit costs associated with the Elite component of our licensed Nike business. Additionally the segment benefited from the gain on the sale of the Beijing building as discussed below.

Women’s Sportswear EBITDA margin in fiscal 2016 decreased 760 basis points to (5.5%), from 2.1% in fiscal 2015. The EBITDA margin was unfavorably impacted by exit costs associated with C&C California. The margin was also negatively impacted by the impairment of goodwill, which is further discussed below. The decrease was partially offset by the expansion in the Rafaella collection business coupled with favorable leverage in selling, general and administrative expenses, most notably in employee expenses and other overhead.

Direct-to-Consumer EBITDA margin in fiscal 2016 decreased 480 basis points to (8.2%), from (3.4%) in fiscal 2015. The decrease was primarily due to an increase in occupancy costs attributable to renewal of leases coupled with additional costs associated with freight and professional fees. The margin was further impacted negatively by the impairment of certain leasehold improvements, which is further discussed below.

Licensing EBITDA margin in fiscal 2016 decreased to 22.6%, from 78.9% in fiscal 2015. In fiscal 2016, an impairment of $18.2 million on long-lived assets was recognized. No such impairment was recognized during fiscal 2015, thus the large decrease in EBITDA margin. Additionally, we realized a loss on the sale of the C&C California brand, while in fiscal 2015 we realized a gain from the sale of the Jantzen rights as described below. These decreases were partially offset by an increase in royalty income.

Depreciation and amortization. Depreciation and amortization in fiscal 2016 was $13.7 million, an increase of $1.5 million, or 12.3%, from $12.2 million in fiscal 2015. The increase is attributed to depreciation related to our capital expenditures and leaseholds, primarily in the men’s sportswear and swim segment, as well as the direct-to-consumer segment. For fiscal 2016 we had capital expenditures of $17.2 million as compared to capital expenditures of $16.9 million in fiscal 2015.

Impairment on assets and goodwill. As a result of our annual impairment analysis, during fiscal 2016, we recorded trademark and goodwill impairment charges of $18.2 million and $6.0 million, respectively, due to decreases in our projected revenues principally resulting from our internal review of brands and businesses that will be afforded a reduced focus in our forward strategy. This is a positive step as we streamline our business/brand model. Some of the impairments resulted from a decline in the future anticipated cash flows from these trademarks, which was due, in part, to the current economic challenges and market conditions in the apparel industry. There was no such impairment for fiscal 2015. In addition, we recorded a $2.4 million impairment charge to reduce the net carrying value of certain long-lived assets (primarily leaseholds in our direct-to-consumer segment) to their estimated fair value.

Gain (Loss) on sale of long-lived assets. During fiscal 2016, we entered into a sales agreement, in the amount of $8.2 million, for the sale of our sourcing office building located in Beijing, China. As a result of this transaction we recorded a gain in the amount of $4.5 million. Also during fiscal 2016, we entered into an agreement to sell the intellectual property of our C&C California brand to a third party. As a result of this transaction, we recorded a loss of ($0.7) million in the licensing segment.

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

Cost on early extinguishment of debt. On April 6, 2015, we called for the partial redemption of $100 million of our $150 million outstanding 7  7⁄8% Senior Subordinated Notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, we completed the redemption of $100 million of our senior subordinated notes. We incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption premium and the write-off of note issuance costs.

Interest expense. Interest expense in 2016 was $9.3 million, a decrease of $5.0 million, or 35.0%, from $14.3 million in fiscal 2015. The decrease was primarily attributable to a decrease in interest resulting from the partial redemption of $100 million of our senior subordinated notes. This decrease was partially offset by a higher average amount borrowed on our credit facility as compared to the comparable period of the prior year. The increase in the credit facility was due to its use for the redemption of the notes as discussed above.

Income taxes. Our income tax (benefit) provision in fiscal 2016 was ($0.4) million, a $46.2 million decrease as compared to $45.8 million in 2015. For fiscal 2016, our effective tax rate was 5.6% as compared to 531.4% for 2015. The decrease in the tax rate is primarily attributed to the establishment of the valuation allowance against our domestic deferred tax assets which occurred during fiscal 2015. See Footnotes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further details regarding taxable income by jurisdiction.

Net loss. Our net loss in fiscal 2016 was ($7.3) million, a reduction in loss of $29.9 million in income, or 80.4%, as compared to a net loss of ($37.2) million in fiscal 2015. The changes in operating results were due to the items described above.

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

Income taxes. Our income tax (benefit) provision in fiscal 2015 was $45.8 million, a $57.4 million increase as compared to ($11.6) million in 2014. For fiscal 2015, our effective tax rate was 531.4% as compared to 33.8% for 2014. The fiscal 2015 provision was impacted by a charge of $42.4 million due to the establishment of a valuation allowance on our domestic differed tax assets. The West Coast port congestion and our cumulative losses under Accounting Standards Codification 740 resulted in the non-cash valuation reserve being required. The position does not impact the Company’s ability to use its deferred tax assets in the future. See Footnotes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further details regarding taxable income by jurisdiction.

Net loss. Our net loss in fiscal 2015 was ($37.2) million, an increase of $14.4 million, or 63.2%, as compared to net loss of ($22.8) million in fiscal 2014. The changes in operating results were due to the items described above.

Our Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, pension funding requirements, acquisitions, and capital expenditures. We believe that our working capital requirements will increase for next year as we continue to expand internationally. As of January 30, 2016, our total working capital was $218.8 million as compared to $240.2 million as of January 31, 2015. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs and capital expenditure needs over the next year.

We consider the undistributed earnings of our foreign subsidiaries as of January 30, 2016, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of January 30, 2016, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $31.1 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Net cash provided by operating activities was $30.2 million in fiscal 2016 as compared to cash provided by operating activities of $55.1 million in fiscal 2015 and cash provided by operating activities of $0.2 million in fiscal 2014.

Although in fiscal 2016 we had a net loss, the loss was primarily attributed to non-cash charges of $26.6 million for impairments, $14.3 million for depreciation and amortization, and $4.4 million for the pension settlement charge. When added back to the net loss, we generated $38.0 million in cash from operations. Further sources of increases in cash from operations were a decrease in accounts receivable of $3.1 million and a decrease of prepaid income taxes of $4.6 million. These increases were partially offset by a decrease in accounts payable and accrued expenses of $10.3 million, a decrease in deferred pension obligation of $1.1 million, a decrease in accrued interest payable of $2.5 million and a slight increase in inventories of $1.2 million. Our inventory turnover ratio increased to 3.7 as compared to 3.4 for fiscal 2015 resulting from tighter inventory management.

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

Net cash provided by investing activities was $3.0 million in fiscal 2016, as compared to cash used by investing activities of $21.1 million in fiscal 2015. The net cash provided during fiscal 2016, primarily reflects proceeds from investment maturities of $22.2 million, the proceeds from the sale of C&C California in the amount of $2.5 million, the proceeds from notes receivable associated with the sale of Australian, Fiji and New Zealand Jantzen trademark rights in the amount of $0.3 million and the proceeds from the sale of the Beijing building of $8.2 million offset by related expenses for the sale of $1.9 million. Further reductions include the purchase of property and equipment of $16.2 million, primarily for new leaseholds, and the purchase of investments in the amount of $12.1 million. Capital expenditures for fiscal 2017 are expected to be approximately $15 million.

Net cash used in investing activities was $21.1 million in fiscal 2015, as compared to cash used by investing activities of $27.4 million in fiscal 2014. The net cash used during fiscal 2015, primarily reflects the purchase of property and equipment of $16.7 million, primarily for new leaseholds, and the purchase of investments in the amount of $31.5 million; partially offset by proceeds from investment maturities of $26.6 million and the proceeds from notes receivable associated with the sale of Australian, Fiji and New Zealand Jantzen trademark rights in the amount of $0.3 million.

Net cash used in financing activities was $45.4 million in fiscal 2016, as compared to cash used in financing activities of $17.8 million in fiscal 2015. The net cash used during fiscal 2016 primarily reflects payments for the partial redemption on our senior subordinated notes of $100 million, purchases of treasury stock of $7.0 million, payments of deferred financing fees on the senior credit facility of $0.6 million, payments on real estate mortgages of $0.8 million, and payments on capital leases of $0.3 million; partially offset by net borrowings on our senior credit facility of $61.8 million and proceeds from exercises of stock options of $1.4 million.

Net cash used in financing activities was $17.8 million in fiscal 2015, as compared to cash used in financing activities of $0.6 million in fiscal 2014. The net cash used during fiscal 2015 primarily reflects net payments on our senior credit facility of $8.2 million, purchases of treasury stock of $8.8 million, payments on real estate mortgages of $0.8 million, and payments on capital leases of $0.3 million; partially offset by proceeds from exercises of stock options of $0.4 million.

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

During fiscal 2016, 2015 and 2014, we repurchased shares of our common stock at a cost of $7.0 million, $8.8 million and $7.0 million, respectively. There were no shares outstanding as of January 30, 2016 and as of January 31, 2015, there were 770,753 shares of treasury stock outstanding at a cost of approximately $15.7 million.

During fiscal 2016, we retired shares of treasury stock recorded at a cost of approximately $22.7 million. Accordingly, during fiscal 2016, we reduced common stock and additional paid in capital by $11,000 and $22.7 million, respectively.

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

On April 6, 2015, we elected to call for the partial redemption of $100 million of our $150 million 7 7 /8 % senior subordinated notes due 2019 and a notice of redemption was sent to all registered holders of the senior subordinated notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, we completed the redemption of the $100 million of our senior subordinated notes. We incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption, including the redemption premium as well as the write-off of note issuance costs.

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

Senior Credit Facility

On April 22, 2015, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The Credit Facility has been extended through April 30, 2020 (“Maturity Date”). In connection with this amendment and restatement, we paid fees in the amount of $0.6 million. These fees will be amortized over the term of the Credit Facility as interest expense. At January 30, 2016, we had outstanding borrowings of $61.8 million under the Credit Facility. At January 31, 2015, we had no outstanding borrowings under the Credit Facility.

Certain Covenants. The Credit Facility contains certain financial and other covenants, which, among other things, require the Company to maintain a minimum fixed charge coverage ratio if availability falls below certain thresholds. We are not aware of any non-compliance with any of our covenants in this Credit Facility. These covenants may restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness and liens in certain circumstances, redeem or repurchase capital stock, make certain investments or sell assets. We may pay cash dividends subject to certain restrictions set forth in the covenants including, but not limited to, meeting a minimum excess availability threshold and no occurrence of a default. We could be materially harmed if we violate any covenants, as the lenders under the Credit Facility could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, the lenders could proceed against our assets and the assets of our subsidiaries that are borrowers or guarantors. In addition, a covenant violation that is not cured or waived by the lenders could also constitute a cross-default under certain of our other outstanding indebtedness, such as the indenture relating to our 7 7 / 8 % senior subordinated notes due April 1, 2019, our letter of credit facilities, or our real estate mortgage loans. A cross-default could result in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy. Additionally, our Credit Facility includes a subjective acceleration clause if a “material adverse change” in our business occurs. We believe that the likelihood of the lender exercising this right is remote .

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

Letter of Credit Facilities

As of January 30, 2016, we maintained one U.S. dollar letter of credit facilities totaling $30.0 million and one letter of credit facility totaling $0.3 million utilized by our United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

During the first quarter of fiscal 2016, a $15 million line of credit expired and was not renewed. During fiscal 2014, we decreased the letter of credit sublimit in our Senior Credit Facility to $30.0 million. At January 30, 2016 and January 31, 2015, there was $18.9 million and $33.7 million, respectively, available under the existing letter of credit facilities

Real Estate Mortgage Loans

In July 2010, we paid off our then existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. The interest rate has been modified since the refinancing date. The interest rate was 4.25% per annum and monthly payments of principal and interest of $71,000 were due, based on a 25-year amortization, with the outstanding principal due at maturity. In July 2013, we amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 3.9% per annum and the terms were restated to reflect new monthly payments of principal and interest of $69,000, based on a 25-year amortization, with the outstanding principal due at maturity. At January 30, 2016, the balance of the real estate mortgage loan totaled $11.0 million, net of discount, of which $357,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on January 23, 2019. The mortgage loan has been refinanced and the interest rate has been modified since such date. The interest rate was 4.00% per annum and quarterly payments of principal and interest of approximately $248,000 were due, based on a 20-year amortization, with the outstanding principal due at maturity. In January 2014, we amended the mortgage loan to modify the interest rate. The interest rate was reduced to 3.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of approximately $68,000, based on a 20-year amortization, with the outstanding principal due at maturity. At January 30, 2016, the balance of the real estate mortgage loan totaled $11.1 million, net of discount, of which approximately $460,000 is due within one year.

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

Contractual Obligations and Commercial Contingent Commitments

The following tables illustrate the balance of our contractual obligations and commercial contingent commitments as of January 30, 2016:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt, net of interest	$134,132	$817	$11,490	$121,825	$—
Interest on long-term debt (1)	18,665	4,739	9,378	4,548	—
Operating leases	178,100	22,369	40,994	36,158	78,579
Capital leases	647	263	384	—	—
Employee agreements	1,500	500	1,000	—	—
Pension liability	30,970	30,970	—	—	—
Royalty minimum guaranties	37,175	10,581	14,795	10,066	1,733

Total contractual obligations	$401,189	$70,239	$78,041	$172,597	$80,312

(1)	Includes interest payments based on contractual terms and excludes interest on the senior credit facilty, which typically approximates $1.0 million to $2.0 million per year.

	Amount of Contingent Commitment Expiration Per Period
	(in thousands)
Other Commercial Contingent Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$11,395	$11,395	$—	$—	$—

Total commercial commitments	$11,395	$11,395	$—	$—	$—

Total contractual obligations and other commercial contingent commitments	$412,584	$81,634	$78,041	$172,597	$80,312

At January 30, 2016, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest and penalties totaling $1.1 million. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur in relation to these liabilities, and thus this liability is not included in the above tables.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements,” as defined by applicable GAAP and SEC rules.

Derivative Financial Instruments

Derivative financial instruments such as interest rate swap contracts and foreign exchange contracts are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or stockholders’ equity (as a component of comprehensive income), depending on whether or not the derivative is designated as a hedge of changes in fair value or cash flows. When designated as a hedge of changes in fair value, the effective portion of the hedge is recognized as an offset in income with a corresponding adjustment to the hedged item. When designated as a hedge of changes in cash flows, the effective portion of the hedge is recognized as an offset in comprehensive income with a corresponding adjustment to the hedged item and recognized in income in the same period as the hedged item is settled. See “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” for further discussion about derivative financial instruments.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our financial position and results of operations as of and for the fiscal year ended January 30, 2016.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates:

	Less than 1 yr	1 - 3 yrs		4 - 5 yrs		After 5 yrs		Fair Value
	2017	2018	2019	2020	2021	Thereafter	Total	2016
Long-term Liabilities:
7 7⁄8% Senior Subordinated Notes Payable	$0.0	$0.0	$0.0	$50.0	$0.0	$0.0	$50.0	$49.0
Fixed Interest Rate	7.88%	7.88%	7.88%	7.88%	N/A	N/A	7.88%

Real Estate Mortgage Loan	$0.4	$0.4	$0.4	$0.4	$9.6	$0.0	$11.2	$11.2
Fixed Interest Rate	3.90%	3.90%	3.90%	3.90%	3.90%	N/A	3.90%

Real Estate Mortgage Loan	$0.5	$0.5	$10.2	$0.0	$0.0	$0.0	$11.2	$11.2
Fixed Interest Rate	3.25%	3.25%	3.25%	N/A	N/A	N/A	3.25%

Senior Credit Facility	$0.0	$0.0	$0.0	$0.0	$62.0	$0.0	$62.0	$62.0
Average Variable Interest Rate (A)	2.18%	2.18%	2.18%	2.18%	2.18%	N/A	2.18%

(A)	The senior credit facility has a variable rate of interest of either 1) the published prime lending rate or 2) the Eurodollar rate with adjustments of both rates based on meeting certain financial conditions.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 30, 2016.

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

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable rather than absolute assurance that the objectives of the control system are met. The design of a control system must also reflect the fact that there are resource constraints, with the benefits of controls considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud (if any) within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that simple errors or mistakes can occur. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of January 30, 2016 in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

April 14, 2016

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

Management assessed the effectiveness of our internal control over financial reporting as of January 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Management determined that, as of January 30, 2016, our internal control over financial reporting was effective.

Our internal control over financial reporting as of January 30, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which is included in Part II, Item 8.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers required by this item is included in our Proxy Statement relating to our 2016 Annual Meeting under the captions “Election of Directors” and is incorporated herein by reference.

Information regarding our audit committee and our audit committee financial expert required by this item is included in our Proxy Statement relating to our 2016 Annual Meeting under the caption “Corporate Governance- Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is included in our Proxy Statement relating to our 2016 Annual Meeting under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our directors, officers, and employees. The Code of Ethics is posted on our website at www.pery.com. Amendments to, and waivers granted under, our Code of Ethics, if any, will be posted to our website as well.

Information describing any material changes to the procedures by which security holders may recommend nominees to our Board of Directors is included in our Proxy Statement related to our 2016 Annual Meeting under the caption “Corporate Governance-Meetings and Committees of the Board of Directors.”

Item 11. Executive Compensation

Information required by this item is included in our Proxy Statement related to our 2016 Annual Meeting under the captions “Executive Compensation”, “Compensation Discussion and Analysis,” “Director Compensation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is included in our Proxy Statement related to our 2016 Annual Meeting under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information required by this item is included in our Proxy Statement related to our 2016 Annual Meeting under the captions “Certain Relationships and Related Transactions” and “Corporate Governance-Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item is included in our Proxy Statement related to our 2016 Annual Meeting Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	Consolidated Financial Statements.

The following Consolidated Financial Statements of Perry Ellis International, Inc. and subsidiaries are included in Part II, Item 8:

(2)	Consolidated Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	F-50

All other schedules required by applicable Securities and Exchange Commission regulations are either not required under the related instructions or inapplicable, therefore such schedules have been omitted.

(3)	Exhibits

Exhibit No.	Exhibit Description	Where Filed

3.1	Registrant’s Amended and Restated Articles of Incorporation	Filed as an Exhibit to the Registrant’s Proxy Statement for its 1998 Annual Meeting and incorporated herein by reference.

3.2	Articles of Amendment to Articles of Incorporation	Filed as an Annex to the Registrant’s Proxy Statement for its 2003 Annual Meeting and incorporated herein by reference.

3.3	Registrant’s Amended and Restated Bylaws	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Perry Ellis International, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 8, 2014 and incorporated herein by reference.

3.5	Third Restated Articles of Incorporation of Perry Ellis International, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 8, 2014 and incorporated herein by reference.

3.6	Fourth Restated Articles of Incorporation of Perry Ellis International, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 6, 2015 and incorporated herein by reference.

4.1	Form of Common Stock Certificate	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

4.7	Indenture by and among Perry Ellis International, Inc., the Subsidiary Guarantors party thereto and U.S. Bank Trust National Association dated March 8, 2011	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-167728) dated December 23, 2014 and incorporated herein by reference.

4.8	First Supplemental Indenture by and among Perry Ellis International, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association dated March 8, 2011	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 14, 2011 and incorporated herein by reference.

4.9	Form of Perry Ellis International, Inc. 7.875% Senior Subordinated Note due April 1, 2019 (set forth in Exhibit A to Exhibit 4.8 above)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 14, 2011 and incorporated herein by reference.

10.1	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Officers (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 and incorporated herein by reference.

10.4	Profit Sharing Plan (1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-96304) and incorporated herein by reference.

10.5	Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Proxy Statement for its 2000 Annual Meeting and incorporated herein by reference.

10.12	Form of Stock Option Agreement pursuant to the 2002 Stock Option Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004 and incorporated herein by reference.

10.25	Form of Stock Option Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.

10.26	Form of Restricted Stock Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.

10.34	Promissory Note dated June 7, 2006 in favor Commercebank, N.A.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 13, 2006 and incorporated herein by reference.

10.35	Mortgage and Security Agreement dated June 7, 2006 in favor Commercebank, N.A.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 13, 2006 and incorporated herein by reference.

10.46	Amended Form of Restricted Stock Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and incorporated herein by reference.

10.53	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2010, and incorporated herein by reference.

10.56	Form of Performance-Based Restricted Stock Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.57	Form of Restricted Stock Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.58	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.59	Form of Non-Qualified Stock Option Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.60	Amended and Restated Loan and Security Agreement dated December 2, 2011 among Perry Ellis International, Inc., the subsidiaries named as Borrowers or Guarantors therein, the Lenders named therein, Wells Fargo Bank, National Association, as agent for the Lenders, and Bank of America, N.A., as syndication agent	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 2, 2011, and incorporated herein by reference.

10.61	Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Annex to the Registrant’s Proxy Statement for its 2011 Annual Meeting and incorporated herein by reference.

10.62	2011 Management Incentive Compensation Plan (1)	Filed as an Annex to the Registrant’s Proxy Statement for its 2011 Annual Meeting and incorporated herein by reference.

10.63	Form of Performance-Based Units Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2013, and incorporated herein by reference.

10.64	Employment Agreement dated September 9, 2013 between Stanley Silverstein and the Registrant (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 11, 2013, and incorporated herein by reference.

10.65	Amendment No. 1 dated January 9, 2014 to the Amended and Restated Loan and Security Agreement dated as of December 2, 2011 among Perry Ellis International, Inc., the subsidiaries named as Borrowers or Guarantors therein, the Lenders named therein, Wells Fargo Bank, National Association, as agent for the Lenders, and Bank of America, N.A., as syndication agent	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 9, 2014 and incorporated herein by reference.

10.66	Employment Agreement by and between Perry Ellis International, Inc. and George Feldenkreis (1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated May 10, 2013 and incorporated herein by reference.

10.67	Employment Agreement by and between Perry Ellis International, Inc. and Oscar Feldenkreis (1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated May 10, 2013 and incorporated herein by reference.

10.1	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Officers (1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 8, 2014 and incorporated herein by reference.

10.68	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated as of April 22, 2015, among Perry Ellis International, Inc., the subsidiaries named as Borrowers or Guarantors therein, the Lenders named therein, and Wells Fargo Bank, National Association, as agent for the Lenders.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated April 27, 2016 and incorporated herein by reference.

10.69	Form of Performance-Based Restricted Stock Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2015, and incorporated herein by reference.

10.70	Form of Performance Unit Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2015, and incorporated herein by reference.

10.71	Form of Restricted Stock Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan) (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2015, and incorporated herein by reference.

10.72	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2015, and incorporated herein by reference.

10.73	Form of Non-Qualified Stock Option Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2015, and incorporated herein by reference.

12.1	Computation of Earnings to Fixed Charges	Filed herewith.

21.1	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered certified public accounting firm regarding financial statements and internal controls over financial reporting of the Registrant	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Management Contract or Compensation Plan.

(b)	Item 601 Exhibits

The exhibits required by Item 601 of Regulation S-K are set forth in (a) (3) above.

(c)	Financial Statement Schedules

The financial statement schedules required by Regulation S-K are set forth in (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERRY ELLIS INTERNATIONAL, INC.

Dated: April 14, 2016	By:	/S/ GEORGE FELDENKREIS
George Feldenkreis
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/S/ GEORGE FELDENKREIS George Feldenkreis	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 14, 2016

/S/ OSCAR FELDENKREIS Oscar Feldenkreis	Vice Chairman of the Board, President, Chief Operating Officer and Director	April 14, 2016

/S/ ANITA BRITT Anita Britt	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2016

/S/ JOE ARRIOLA Joe Arriola	Director	April 14, 2016

/S/ JANE DEFLORIO Jane DeFlorio	Director	April 14, 2016

/s/ Bruce J. Klatsky Bruce J. Klatsky	Director	April 14, 2016

/s/ Michael W. Rayden Michael W. Rayden	Director	April 14, 2016

/S/ J. DAVID SCHEINER J. David Scheiner	Director	April 14, 2016

/S/ ALEXANDRA WILSON Alexandra Wilson	Director	April 14, 2016

INDEX TO FINANCIAL STATEMENTS

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders

of Perry Ellis International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Perry Ellis International, Inc. and its subsidiaries at January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the three years ended January 30, 2016 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework - 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Miami, Florida

April 14, 2016

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	January 30,	January 31,
	2016	2015
ASSETS

Current Assets:
Cash and cash equivalents	$31,902	$43,547
Accounts receivable, net	132,066	137,432
Inventories	182,750	183,734
Investments, at fair value	9,782	19,996
Deferred income taxes	—	725
Prepaid income taxes	1,818	6,384
Prepaid expenses and other current assets	8,461	7,124

Total current assets	366,779	398,942

Property and equipment, net	63,908	64,633
Other intangible assets, net	187,919	210,201
Goodwill	—	6,022
Deferred income tax	442	—
Other assets	3,399	5,191

TOTAL	$622,447	$684,989

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$103,684	$117,789
Accrued expenses and other liabilities	26,497	22,355
Accrued interest payable	1,521	4,045
Unearned revenues	4,213	4,856
Deferred pension obligation	12,107	8,930
Deferred income taxes	—	797

Total current liabilities	148,022	158,772

Senior subordinated notes payable, net	50,000	150,000
Senior credit facility	61,758	—
Real estate mortgages	21,318	22,109
Unearned revenues and other long-term liabilities	14,853	15,009
Deferred income taxes	35,015	37,082

Total long-term liabilities	182,944	224,200

Total liabilities	330,966	382,972

Commitment and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,409,310 shares issued and outstanding as of January 30, 2016 and 16,128,775 shares issued and outstanding as of January 31, 2015 and	154	161
Additional paid-in-capital	144,025	161,336
Retained earnings	161,810	169,102
Accumulated other comprehensive loss	(14,508)	(12,852)

Total	291,481	317,747
Treasury stock at cost; no shares as of January 30, 2016 and 770,753 shares as of January 31, 2015	—	(15,730)

Total equity	291,481	302,017

TOTAL	$622,447	$684,989

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

(amounts in thousands, except per share data)

	January 30,	January 31,	February 1,
	2016	2015	2014

Revenues:
Net sales	$864,806	$858,237	$882,573
Royalty income	34,709	31,735	29,651

Total revenues	899,515	889,972	912,224
Cost of sales	580,448	586,968	609,436

Gross profit	319,067	303,004	302,788
Operating expenses:
Selling, general and administrative expenses	275,863	268,783	272,716
Depreciation and amortization	13,693	12,198	12,626
Impairment on assets	20,604	—	35,205
Impairment on goodwill	6,022	—	7,772

Total operating expenses	316,182	280,981	328,319

Gain on sale of long-lived assets	3,779	885	6,162

Operating income (loss)	6,664	22,908	(19,369)
Costs on early extinguishment of debt	5,121	—	—
Interest expense	9,267	14,291	15,025

Net (loss) income before income taxes	(7,724)	8,617	(34,394)

Income tax (benefit) provision	(432)	45,792	(11,615)

Net loss	$(7,292)	$(37,175)	$(22,779)

Net loss per share:
Basic	$(0.49)	$(2.50)	$(1.52)

Diluted	$(0.49)	$(2.50)	$(1.52)

Weighted average number of shares outstanding
Basic	14,968	14,856	14,988
Diluted	14,968	14,856	14,988

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED

(amounts in thousands)

	January 30,	January 31,	February 1,
	2016	2015	2014

Net loss	$(7,292)	$(37,175)	$(22,779)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net	(2,357)	(3,211)	(679)
Unrealized gain (loss) on pension liability, net of tax (1)	717	(2,219)	1,310
Unrealized (loss) gain on investments	(16)	46	(39)

Total other comprehensive (loss) income	(1,656)	(5,384)	592

Comprehensive loss	$(8,948)	$(42,559)	$(22,187)

(1)	Unrealized gain (loss) on pension liability for the twelve months ended January 30, 2016, January 31, 2015 and February 1, 2014 is net of tax provision in the amount of $0, $0 and $831. See footnote 20 to the consolidated financial statements for further information.

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 30, 2016, JANUARY 31, 2015 AND FEBRUARY 1, 2014

(amounts in thousands, except share data)

					ACCUMULATED
					OTHER
			ADDITIONAL		COMPREHENSIVE
	COMMON STOCK		PAID-IN	TREASURY	(LOSS)	RETAINED
	SHARES	AMOUNT	CAPITAL	STOCK	INCOME	EARNINGS	TOTAL

BALANCE, FEBRUARY 2, 2013	15,326,658	$153	$150,091	$—	$(8,060)	$229,056	$371,240

Exercise of stock options	33,230	—	154	—	—	—	154

Tax benefit of restricted shares and non-qualified stock options	—	—	(1)	—	—	—	(1)

Restricted shares and options issued as compensation	542,068	6	5,278	—	—	—	5,284

Net loss	—	—	—	—	—	(22,779)	(22,779)

Purchase of treasury stock	—	—	—	(6,957)	—	—	(6,957)

Other comprehensive income	—	—	—	—	592	—	592

BALANCE, FEBRUARY 1, 2014	15,901,956	159	155,522	(6,957)	(7,468)	206,277	347,533

Exercise of stock options	36,043	—	404	—	—	—	404

Tax benefit of restricted shares and non-qualified stock options	—	—	(272)	—	—	—	(272)

Restricted shares and options issued as compensation	212,585	2	6,033	—	—	—	6,035

Restricted shares withheld for income taxes	(21,809)	—	(351)	—	—	—	(351)

Net loss	—	—	—	—	—	(37,175)	(37,175)

Purchase of treasury stock	—	—	—	(8,773)	—	—	(8,773)

Other comprehensive loss	—	—	—	—	(5,384)	—	(5,384)

BALANCE, JANUARY 31, 2015	16,128,775	161	161,336	(15,730)	(12,852)	169,102	302,017

Exercise of stock options	314,036	3	1,405	—	—	—	1,408

Restricted shares withheld for income taxes	(27,325)	—	(664)	—	—	—	(664)

Net settlement of stock appreciation rights for taxes	—	—	(578)	—	—	—	(578)

Restricted shares and options issued as compensation	137,674	1	5,195	—	—	—	5,196

Net loss	—	—	—	—	—	(7,292)	(7,292)

Purchase of treasury stock	—	—	—	(6,950)	—	—	(6,950)

Other comprehensive loss	—	—	—	—	(1,656)	—	(1,656)

Retirement of treasury stock	(1,143,850)	(11)	(22,669)	22,680	—	—	—

BALANCE, JANUARY 30, 2016	15,409,310	$154	$144,025	$—	$(14,508)	$161,810	$291,481

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

(amounts in thousands)

	January 30,	January 31,	February 1,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,292)	$(37,175)	$(22,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,318	12,933	13,211
Provision for bad debts	528	812	(98)
Impairment on assets	20,604	—	35,205
Impairment on good will	6,022	—	7,772
Amortization of debt issue costs	472	645	705
Amortization of premiums and discounts	143	413	113
Amortization of unrealized (gain) loss on pension liability	538	399	534
Pension settlement charge	4,427	—	—
Costs on early extinguishment of debt	1,158	—	—
Deferred income taxes	(2,581)	43,730	(14,875)
Gain on sale of long-lived assets, net	(3,779)	(885)	(6,162)
Share-based compensation	5,196	6,035	5,284
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	3,078	6,459	28,049
Inventories	(1,193)	20,116	(23,925)
Prepaid income taxes	4,592	1,090	(270)
Prepaid expenses and other current assets	(1,399)	167	1,099
Other assets	487	(408)	(244)
Accounts payable and accrued expenses	(10,342)	4,202	(20,780)
Accrued interest payable	(2,524)	(50)	34
Unearned revenues and other liabilities	(1,219)	210	564
Deferred pension obligation	(1,069)	(3,550)	(3,217)

Net cash provided by operating activities	30,165	55,143	220

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,150)	(16,733)	(22,243)
Purchase of investments	(12,086)	(31,501)	(15,437)
Proceeds from investments maturities	22,197	26,592	—
Proceeds on sale of intangible asset	2,500	—	4,875
Proceeds from sale of building	8,163	—	—
Payment of expenses related to sale of building	(1,887)	—	—
Proceeds on termination of life insurance	—	245	3,559
Proceeds from note receivable	250	250	—
Proceeds on sale of long-lived assets, net	—	—	1,892

Net cash provided by (used in) investing activities	2,987	(21,147)	(27,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	408,209	234,137	415,885
Payments on senior credit facility	(346,451)	(242,299)	(407,723)
Payments on senior subordinated notes	(100,000)	—	—
Purchase of treasury stock	(6,950)	(8,773)	(6,957)
Payments on real estate mortgages	(821)	(792)	(1,385)
Payments on capital leases	(262)	(301)	(318)
Deferred financing fees	(574)	—	(327)
Proceeds from exercise of stock options	1,408	404	154
Tax benefit from exercise of equity instruments	—	(161)	83

Net cash used in financing activities	(45,441)	(17,785)	(588)

Effect of exchange rate changes on cash and cash equivalents	644	347	(246)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,645)	16,558	(27,968)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	43,547	26,989	54,957

CASH AND CASH EQUIVALENTS AT END OF YEAR	$31,902	$43,547	$26,989

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

(amounts in thousands)

	January 30,	January 31,	February 1,
	2016	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$11,176	$13,283	$14,173

Income taxes	$718	$662	$1,608

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Capital lease financing	$810	$—	$—

Accrued purchases of property and equipment	$210	$185	$3

Unrealized gain (loss) on pension liability included in comprehensive loss	$717	$(2,219)	$1,310

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

Perry Ellis International, Inc. and Subsidiaries (the “Company”) is one of the leading apparel companies in the United States and manages a portfolio of major brands, some of which were established over 100 years ago. The Company designs, sources, markets and licenses products nationally and internationally at multiple price points and across all major levels of retail distribution. The Company’s portfolio of highly recognized brands includes: the global designer lifestyle brands, Perry Ellis® and Original Penguin ® by Munsingwear ® (“Original Penguin”) as well as Ben Hogan ®, Cubavera ®, Farah ®, Grand Slam ®, Jantzen ®, Laundry by Shelli Segal ®, Rafaella ® and Savane ®. We license the Callaway Golf® brand, PGA TOUR® brand, and the Jack Nicklaus® brand for golf apparel, the Jag® brand for swimwear and cover-ups and the Nike® brand for swimwear and accessories.

The periods presented in these financial statements are the fiscal years ended January 30, 2016 (“fiscal 2016”), January 31, 2015 (“fiscal 2015”) and February 1, 2014 (“fiscal 2014”).

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

INVESTMENTS - The Company’s investments include certificates of deposit for the fiscal years ended January 30, 2016 and January 31, 2015. The Company’s investments also included marketable securities for the fiscal year ended January 31, 2015. All investments are classified as available-for-sale. Investments are stated at fair value. The estimated fair value of the marketable securities is based on quoted prices in an active market. Gains and losses on investment transactions are determined using the specific identification method and are recognized in income based on trade dates. Unrealized gains and losses on securities available-for-sale are included in accumulated other comprehensive income until realized. Management evaluates securities held with unrealized losses for other-than-temporary impairment at least on a quarterly basis. Consideration is given to (a) the length of time and the extent to which the fair value has been less than cost; (b) the financial condition and near-term prospects of the issuer; and (c) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

INTANGIBLE ASSETS AND GOODWILL - Intangible assets were comprised of trademarks, goodwill and customer lists. The trademarks and goodwill were identified as intangible assets with indefinite useful lives, and accordingly, are not being amortized. The Company assesses the carrying value of intangible assets and goodwill at least annually. Customer lists were identified as intangible assets with finite useful lives and are amortized using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.

FAIR VALUE MEASUREMENTS - A description of the Company’s policies regarding fair value measurement is summarized below.

The Company has chosen not to elect the fair value measurement option for any instruments not required to be measured at fair value on a recurring basis.

Fair Value Hierarchy - The fair value hierarchy requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

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

DERIVATIVES - Derivative financial instruments such as interest rate swap contracts and foreign exchange contracts are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or stockholders’ equity (as a component of comprehensive income), depending on whether or not the derivative is designated as a hedge of changes in fair value or cash flows. When designated as a hedge of changes in fair value, the effective portion of the hedge is recognized as an offset in income with a corresponding adjustment to the hedged item. When designated as a hedge of changes in cash flows, the effective portion of the hedge is recognized as an offset in comprehensive income with a corresponding adjustment to the hedged item and recognized in income in the same period as the hedged item is settled.

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

The Company recorded a $2.4 million and $0.9 million impairment charge, in fiscal 2016 and fiscal 2014, respectively, to reduce the net carrying value of certain long-lived assets (primarily real property and leaseholds) to their estimated fair value, considered a level 3 fair value measure. There was no such impairment charge for fiscal 2015. Impairment charges are included in impairment on assets in the accompanying consolidated statements of operations and were related to the Direct-to Consumer segment.

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

ADVERTISING AND RELATED COSTS - The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $15.1 million, $15.2 million and $16.4 million for the years ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively, and are included in selling, general and administrative expenses.

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

TREASURY STOCK - Treasury stock is recorded at acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings. The carrying amount in excess of par is allocated to additional paid-in capital when treasury shares are retired.

REVENUE RECOGNITION - Sales are recognized at the time title transfers to the customer, generally upon shipment. Trade allowances and a provision for estimated returns and other allowances are recorded at the time sales are made, considering historical and anticipated trends. The Company records revenues net of corresponding sales taxes. Retail store revenue is recognized net of estimated returns and corresponding sales tax at the time of sale to consumers. The Company operates predominantly in North America, with 90% of its sales in that market. Three customers accounted for approximately 12%, 11% and 10%, respectively, of net sales for fiscal 2016. Four customers accounted for approximately 14%, 10%, 10% and 10%, respectively, of net sales for fiscal 2015. Two customers accounted for approximately 11% and 10%, respectively, of net sales for fiscal 2014. Sales to these customers are included in the Men’s Sportswear and Swim, as well as, the Women’s Sportswear segments. A significant decrease in business from or loss of any of the major customers could harm the financial condition of the Company by causing a significant decline in revenues attributable to such customers. The Company does not believe that concentrations of credit risk represent a material risk of loss with respect to its financial position as of January 30, 2016.

Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. A liability for unearned royalty income is recognized when licensees pay contractual obligations before being earned or when up-front fees are collected. This liability is recognized as royalty income over the applicable term of the respective license agreement.

ADVERTISING REIMBURSEMENTS - The majority of the Company’s license agreements require licensees to reimburse the Company for advertising placed on behalf of the licensees based on a percentage of the licensees’ net sales. The Company records earned advertising reimbursements received from its licensees as a reduction of the related advertising costs in selling, general and administrative expenses. For the fiscal years 2016, 2015 and 2014, the Company has reduced selling, general and administrative expenses by $6.6 million, $6.8 million and $5.9 million of licensee reimbursements, respectively. Unearned advertising reimbursements result when a licensee pays required reimbursements prior to the Company incurring the advertising expense. A liability is recorded for these unearned advertising reimbursements.

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

NET LOSS PER SHARE - Basic net loss per share is computed by dividing net loss by the weighted average shares of outstanding common stock. The calculation of diluted net loss per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net loss per share includes the effects of stock options, stock appreciation rights (“SARS”), and unvested restricted shares as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted loss per share:

	2016	2015	2014
	(in thousands, except per share data)
Numerator:
Net loss	$(7,292)	$(37,175)	$(22,779)

Denominator:
Basic - weighted average shares	14,968	14,856	14,988
Diluted - weighted average shares	14,968	14,856	14,988

Basic loss per share	$(0.49)	$(2.50)	$(1.52)

Diluted loss income per share	$(0.49)	$(2.50)	$(1.52)

Antidilutive effect: (1)	1,154	1,748	1,945

(1)	Represents weighted average of stock options to purchase shares of common stock, SARS and unvested restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

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

For fiscal 2016, 2015 and 2014, approximately $5.2 million, $6.0 million and $5.3 million in compensation expense has been recognized in selling, general and administrative expenses in the consolidated statements of operations related to stock options, SARS and restricted stock, respectively. During fiscal 2014, the Company reversed $0.3 million of previously recognized compensation expense into earnings, since it was no longer probable that the previously established performance targets would be met and those equity awards were no longer expected to vest. Compensation expense for these awards is based on the fair value at the original grant date. During fiscal 2016, 2015, and 2014, the Company received cash of $1.4 million, $0.4 million and $0.2 million, respectively, from the exercise of stock options and realized a tax benefit of approximately ($0.2) million, and $0.1 million, during fiscal 2015 and fiscal 2014, respectively, from such exercises. There was no tax benefit from such exercises during fiscal 2016.

The fair value of restricted stock awards is based on the quoted market price on the date of grant. The fair value of the options is estimated at the date of grant using the Black-Scholes Option Pricing Model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including: expected volatility based on the expected price of the Company’s common stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercises and employee terminations; and dividend yield based on the Company’s history and expectation of dividend payments. Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in fiscal years 2016, 2015 and 2014 was $12.30, $10.22 and $10.06, respectively.

The following weighted-average assumptions for 2016, 2015 and 2014 were derived from the Black-Scholes model and used to determine the fair value of stock options:

	2016	2015	2014

Risk free interest	1.5%	2.2 - 2.4%	2.4% - 2.7%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors	61.4%	62.3% - 63.3%	63.7% - 64.8%
Weighted-average life (years)	5.0	5.0	5.0

RECENT ACCOUNTING PRONOUNCEMENTS - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Companies can choose to apply the ASU using either the full retrospective approach or a modified retrospective approach. The Company is currently evaluating both methods of adoption and the impact, if any, that the adoption of this ASU will have on the Company’s results of operations or the Company’s financial position.

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

In March 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30)”, which is simplifying the Presentation of Debt Issuance Costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim periods beginning after December 15, 2015. The Company expects the adoption of the standard will result in the presentation of debt issuance costs, which are currently included in other assets, in the consolidated balance sheets, as a direct deduction from the carrying amount of the related debt instrument.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The Company elected to prospectively adopt the accounting standard in the beginning of the fourth quarter of fiscal 2016. Prior periods in the consolidated financial statements were not retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, using a modified retrospective approach, and early adoption is permitted. The Company is evaluating the effect that the adoption will have on its consolidated financial statements and related disclosures.

3.	Accounts Receivable

Accounts receivable consisted of the following as of:

	January 30, 2016	January 31, 2015
	(in thousands)
Trade accounts	$144,708	$150,515
Royalties	5,892	6,662
Other receivables	1,769	1,034

Total	152,369	158,211
Less: Allowances	(20,303)	(20,779)

Total	$132,066	$137,432

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

4.	Inventories

Inventories consisted of the following as of:

	January 30, 2016	January 31, 2015
	(in thousands)
Finished goods	$182,414	$183,468
Raw materials and in process	336	266

Total	$182,750	$183,734

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

5.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of:

	January 30, 2016	January 31, 2015
	(in thousands)
Prepaid expenses	$8,149	$6,861
Other current assets	312	263

Total	$8,461	$7,124

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

6.	Investments

The Company’s investments include certificates of deposit for the fiscal years ended January 30, 2016 and January 31, 2015. The Company’s investments also included marketable securities for the fiscal year ended January 31, 2015. Certificates of deposit are classified as available-for-sale with $9.8 million with maturity dates within one year or less. Investments are stated at fair value. Marketable securities are classified as available-for-sale and consist of corporate bonds with maturity dates less than one year. The estimated fair value of the marketable securities is based on quoted prices in an active market (Level 1 fair value measures).

Investments consisted of the following as of January 30, 2016:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)

Certificates of deposit	$9,791	$—	$(9)	$9,782

Total investments	$9,791	$—	$(9)	$9,782

Investments consisted of the following as of January 31, 2015:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)

Marketable securities	$12,247	$9	$0	$12,256
Certificates of deposit	7,742	1	(3)	7,740

Total investments	$19,989	$10	$(3)	$19,996

7.	Property and Equipment

Property and equipment consisted of the following as of:

	January 30, 2016	January 31, 2015
	(in thousands)
Furniture, fixtures and equipment	$84,634	$79,225
Buildings and building improvements	19,462	19,719
Vehicles	523	569
Leasehold improvements	46,882	47,807
Land	9,430	9,488

Total	160,931	156,808
Less: accumulated depreciation and amortization	(97,023)	(92,175)

Total	$63,908	$64,633

The above table of property and equipment includes assets held under capital leases as of:

	January 30, 2016	January 31, 2015
	(in thousands)
Furniture, fixtures and equipment	$810	$888
Less: accumulated depreciation and amortization	(182)	(791)

Total	$628	$97

Depreciation and amortization expense relating to property and equipment amounted to $13.4 million, $12.0 million and $12.3 million for the fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014, respectively. These amounts include amortization expense for leased property under capital leases.

During the fourth quarter of fiscal 2016, the Company executed a sales agreement, in the amount of $8.2 million, for the sale of our sourcing office building located in Beijing, China. As a result of this transaction the Company recorded a gain in the amount of $4.5 million, net of expenses of $1.9 million, in the men’s sportswear and swim segment.

8.	Other Intangible Assets

Trademarks

Trademarks, included in other intangible assets, net, are considered indefinite-lived assets and totaled $184.1 million at January 30, 2016 and $205.5 million at January 31, 2015.

On March 19, 2015, the Company entered into an agreement to sell the intellectual property of its C&C California brand to a third party. The sales price was $2.5 million, which was collected during the first quarter of fiscal 2016. In connection with this transaction, the Company recorded a loss of ($0.7) million in the licensing segment.

On August 1, 2014, the Company entered into a sales agreement, in the amount of $1.3 million, for the sale of Australian, Fiji and New Zealand trademark rights with respect to Jantzen. Payments on the purchase price are due in five installments of $250,000 over a five year period. Interest on the purchase price that remains unpaid will accrue at a rate of 3.5% per annum calculated on an annual basis. The first payment was due within four days of the completion date and has been paid. The second payment was paid and the remaining three payments will be paid annually commencing on August 1, 2016 with the final payment to be made on August 1, 2018. As a result of this transaction, the Company recorded a gain of $0.9 million in the licensing segment.

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

As a result of the annual trademark impairment analysis performed during the fiscal years ended January 30, 2016 and February 1, 2014, the Company determined that the carrying value of certain trademarks exceeded their estimated fair value. Accordingly, the Company recorded non-cash, pre-tax charges of $18.2 million and $34.3 million, respectively, to reduce the value of these trademarks, which are assigned to the licensing segment, to their estimated fair values, and are included in impairment on assets in the accompanying consolidated statements of operations. The impairments resulted from a decline in the future anticipated cash flows from these trademarks, which was due, in part, to the economic challenges and market conditions in the apparel industry at such time. Impairment charges are included in impairment on assets in the accompanying consolidated statements of operations. Based on the annual trademark impairment analysis performed during the fiscal year January 31, 2015, the Company determined that the estimated fair value of the trademarks exceeded their carrying value.

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

Based on the annual goodwill impairment analysis performed during the fiscal year ended January 30, 2016 and February 1, 2014, the Company determined that the carrying value exceeded the estimated fair value of goodwill. Accordingly, the Company recorded non-cash, pre-tax charges of $6.0 million and $7.8 million, respectively, to reduce the value of goodwill, which is assigned to the Women’s Sportswear segment, and are included in impairment on goodwill in the accompanying consolidated statements of operations. The impairment resulted from a decline in the future anticipated cash flows. Based on the annual goodwill impairment analysis performed during the fiscal year ended January 31, 2015, the Company determined that the estimated fair value of goodwill exceeded the carrying value. The carrying value of goodwill existing in the Company’s Women’s Sportswear segment was approximately $6.0 million as of January 31, 2015. As of January 30, 2016, the Company no longer carries any goodwill.

Other

Other intangible assets represent customer lists as of:

	January 30, 2016	January 31, 2015
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(4,677)	(3,782)

Total	$3,773	$4,668

For the years ended January 30, 2016 and January 31, 2015, amortization expense relating to customer lists amounted to approximately $0.9 million and $0.9 million, respectively. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the table sets forth the estimated amortization expense for future periods based on recorded amounts as of January 30, 2016:

(in thousands)
2017	$868
2018	835
2019	793
2020	734
2021	543

9.	Investment in Joint Venture

On April 20, 2012, the Company formed a joint venture, Manhattan China Limited, with China Outfitters Holdings Limited (“COHL”). Under the joint venture agreement, Manhattan China Limited has 10,000,000 initial authorized shares of capital (“joint venture shares”). COHL holds 7,500,000 joint venture shares, a 75% ownership interest in the joint venture, and the Company holds 2,500,000 joint venture shares, a 25% ownership interest in Manhattan China Limited, which is accounted for under the equity method. As of January 30, 2016 and January 31, 2015, the Company’s investment in the unconsolidated joint venture, which is classified as an other long-term asset in the accompanying consolidated balance sheets, was approximately $50,000 and $0.4 million, respectively.

10.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of:

	January 30, 2016	January 31, 2015
	(in thousands)
Salaries and commissions	$6,476	$3,702
Royalties	3,002	2,992
Unearned advertising reimbursement	1,999	1,997
Insurance and rent	2,532	2,651
State sales and other taxes	2,496	2,364
Professional fees	361	1,299
Current portion - real estate mortgages	817	791
Other	8,814	6,559

Total	$26,497	$22,355

11.	Senior Subordinated Notes Payable

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

Certain Covenants. The indenture governing the senior subordinated notes contains certain covenants which restrict the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness in certain circumstances, pay dividends or make other distributions on, redeem or repurchase capital stock, make investments or other restricted payments, create liens on assets to secure debt, engage in transactions with affiliates, and effect a consolidation or merger. The Company is not aware of any non-compliance with any of its covenants in this indenture. The Company could be materially harmed if it violated any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which the Company may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, the letter of credit facility and the real estate mortgages resulting in all of the Company’s debt obligations becoming immediately due and payable, which it may not be able to satisfy.

12.	Senior Credit Facility

On April 22, 2015, the Company amended and restated its existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The Credit Facility has been extended through April 30, 2020 (“Maturity Date”). In connection with this amendment and restatement, the Company paid fees in the amount of $0.6 million. These fees will be amortized over the term of the credit facility as interest expense. At January 30, 2016, the Company had outstanding borrowings of $61.8 million under the Credit Facility. At January 31, 2015, the Company had no outstanding borrowings under the Credit Facility.

Certain Covenants. The Credit Facility contains certain financial and other covenants, which, among other things, require the Company to maintain a minimum fixed charge coverage ratio if availability falls below certain thresholds. The Company is not aware of any non-compliance with any of its covenants in this Credit Facility. These covenants may restrict its ability and the ability of its subsidiaries to, among other things, incur additional indebtedness and liens in certain circumstances, redeem or repurchase capital stock, make certain investments or sell assets. The Company may pay cash dividends subject to certain restrictions set forth in the covenants including, but not limited to, meeting a minimum excess availability threshold and no occurrence of a default. The Company could be materially harmed if it violates any covenants, as the lenders under the Credit Facility could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If the Company is unable to repay those amounts, the lenders could proceed against its assets and the assets of its subsidiaries that are borrowers or guarantors. In addition, a covenant violation that is not cured or waived by the lenders could also constitute a cross-default under certain of its other outstanding indebtedness, such as the indenture relating to its 7  7⁄8% senior subordinated notes due April 1, 2019, its letter of credit facilities, or its real estate mortgage loans. A cross-default could result in all of its debt obligations becoming immediately due and payable, which it may not be able to satisfy. Additionally, the Credit Facility includes a subjective acceleration clause if a “material adverse change” in the Company’s business occurs. The Company believes that the likelihood of the lender exercising this right is remote.

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

13.	Letter of Credit Facilities

As of January 30, 2016, the Company maintained one U.S. dollar letter of credit facility totaling $30.0 million and one letter of credit facility totaling $0.3 million utilized by its United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on the Company’s assets. During fiscal 2016, a $15.0 million line of credit expired and was not renewed.

Amounts under letter of credit facilities consisted of the following as of:

	January 30, 2016	January 31, 2015
	(in thousands)
Total letter of credit facilities	$30,286	$45,301
Outstanding letters of credit	(11,395)	(11,595)

Total credit available	$18,891	$33,706

14.	Real Estate Mortgages

In July 2010, the Company paid off its then existing real estate mortgage loan and refinanced its main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. The interest rate has been modified since the refinancing date. The interest rate was 4.25% per annum and monthly payments of principal and interest of $71,000 were due, based on a 25-year amortization with the outstanding principal due at maturity. In July 2013, the Company amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 3.9% per annum and the terms were restated to reflect new monthly payments of principal and interest of $69,000, based on a 25-year amortization, with the outstanding principal due at maturity. At January 30, 2016, the balance of the real estate mortgage loan totaled $11.0 million, net of discount, of which $357,000 is due within one year.

In June 2006, the Company entered into a mortgage loan for $15 million secured by the Company’s Tampa facility. The loan is due on January 23, 2019. The mortgage loan has been refinanced and the interest rate has been modified since such date. The interest rate was 4.00% per annum and quarterly payments of principal and interest of approximately $248,000 were due, based on a 20-year amortization, with the outstanding principal due at maturity. In January 2014, the Company again amended the mortgage loan to modify the interest rate. The interest rate was reduced to 3.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of approximately $68,000, based on a 20-year amortization, with the outstanding principal due at maturity. At January 30, 2016, the balance of the real estate mortgage loan totaled $11.1 million, net of discount, of which approximately $460,000 is due within one year.

The real estate mortgage loans contain certain covenants. The Company is not aware of any non-compliance with any of the covenants. If the Company violates any covenants, the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which the Company may not be able to satisfy. A covenant violation could constitute a cross-default under the Company’s senior credit facility, the letter of credit facility and the indenture relating to its senior subordinated notes resulting in all of its debt obligations becoming immediately due and payable, which the Company may not be able to satisfy.

The contractual maturities of the real estate mortgages are as follows:

Fiscal year ending:

Amount
(in thousands)
2017	$817
2018	881
2019	10,609
2020	439
2021	9,629

22,375
Less discount	(240)

Total	$22,135

15.	Retirement Plan

The Company has a 401(k) Plan (the “Plan”) which includes a discretionary Company match that has ranged from 0% to 50% of the first 6% contributed to the Plan by eligible employees. Eligible employees may participate in the Plan upon the attainment of age 21, and completion of three continuous months of service. Participants may elect to contribute up to 60% of their compensation, subject to maximum statutory limits. The Company’s discretionary contributions to the Plan were approximately $1.0 million, $1.0 million and $0.9 million for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively.

16.	Benefit Plans

The Company sponsors two qualified pension plans as a result of the Perry Ellis Menswear acquisition that occurred in June 2003. The plans were frozen and merged as of December 31, 2003.

During fiscal 2015, the Board of Directors resolved to terminate the pension plan. Distribution of plan assets pursuant to the termination will not be made until the plan termination satisfies the regulatory requirements prescribed by the Internal Revenue Service and the Pension Benefit Guaranty Corporation, which is expected to occur in late fiscal 2017.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the plan years beginning January 31, 2015 and ended January 30, 2016, and a statement of the funded status as of January 30, 2016.

For the fiscal year ended:	January 30, 2016	January 31, 2015
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of plan year	$45,829	$42,426
Service cost	250	250
Interest cost	1,349	1,635
Actuarial gain (loss)	1,097	4,524
Lump sums plus annuities paid	(17,554)	(3,006)

Benefit obligation at end of plan year	$30,971	$45,829

Change in plan assets
Fair value of plan assets at beginning of plan year	$36,899	$32,564
Actual return on plan assets	(522)	4,380
Company contributions	41	2,961
Lump sums plus annuities paid	(17,554)	(3,006)

Fair value of plan assets at end of plan year	$18,864	$36,899

Unfunded status at end of plan year	$12,107	$8,930

The net unfunded amount is classified as a liability in the caption deferred pension obligation on the consolidated balance sheet. At January 30, 2016, the deferred loss included in accumulated other comprehensive loss was $11.1 million before tax and $7.4 million on an after-tax basis. At January 31, 2015, the deferred loss included in accumulated other comprehensive loss was $11.8 million before tax and $8.1 million on an after-tax basis.

The following table provides the components of net benefit cost for the plans for the fiscal years ended:

	January 30, 2016	January 31, 2015	February 1, 2014
	(in thousands)
Service cost	$250	$250	$250
Interest cost	1,349	1,635	1,625
Expected return on plan assets	(2,631)	(2,398)	(2,219)
Settlement	4,427	—	—
Amortization of unrecognized net loss	538	399	533

Net periodic benefit cost	$3,933	$(114)	$189

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The settlement charges of $4.4 million in fiscal 2016 were the result of lump sum distributions from the plan’s assets in fiscal 2016 in anticipation of the plans termination in fiscal 2017.

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table for the plan years ended:

	January 30, 2016	January 31, 2015

Discount rate	3.19%	3.05%
Rate of compensation increase	N/A	N/A

The assumptions used in the measurement of the net periodic benefit cost are as follows:

	January 30, 2016	January 31, 2015

Discount rate	3.05%	3.05%
Expected return on plan assets	7.50%	7.50%
Rate of compensation increase	N/A	N/A

The pension plan weighted-average asset allocations by asset category are as follows:

	January 30, 2016	January 31, 2015

Asset category:
Debt securities	35.00%	94.10%
Cash	65.00%	5.90%

Total	100.00%	100.00%

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

The fair value of plan assets by asset category is as follows:

	At January 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset category:
Debt securities	$6,602	$—	$—	$6,602
Cash	12,262	—	—	12,262

Total	$18,864	$—	$—	$18,864

	At January 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset category:
Debt securities	$34,722	$—	$—	$34,722
Cash	2,177	—	—	2,177

Total	$36,899	$—	$—	$36,899

The expected future benefit payments are as follows for fiscal years ending:

Expected Future Benefits Payments	(in thousands)

2017	$30,970

The Company’s contributions for fiscal 2017 are expected to be approximately $12.0 million. The Company will review the funding status during fiscal 2017 and the incremental funding provisions may change in future periods.

17.	Unearned Revenues and Other Long-Term Liabilities

Unearned revenues and other long-term liabilities consisted of the following as of:

	January 30, 2016	January 31, 2015
	(in thousands)

Deferred rent long-term	$12,848	$12,324
Deferred gain long-term	—	878
Unearned revenue	—	688
Deferred advertising	—	688
Long-term Incentive Compensation	1,464	—
Other	541	431

Total	$14,853	$15,009

In connection with an agreement entered into on January 25, 2007, with Falic Fashion Group, LLC, (“Falic”) the Company recorded an accounting gain from the sale of certain assets in the amount of approximately $9.6 million. The gain is being deferred over the term of the license agreement with Falic that was entered into simultaneously with the sale of the assets, as an adjustment to the effective royalty rate. As such, approximately $0.9 million and $1.0 million are recorded in unearned revenues, respectively, and approximately $0.0 million and $0.9 million are recorded in unearned revenues and other long-term liabilities in the accompanying consolidated balance sheet as of January 30, 2016 and January 31, 2015.

18.	Income Taxes

For financial reporting purposes, income (loss) before income tax (benefit) provision includes the following components:

	January 30, 2016	January 31, 2015	February 1, 2014
	(in thousands)
Domestic	$(19,447)	$1,404	$(46,948)
Foreign	11,723	7,213	12,554

Total	$(7,724)	$8,617	$(34,394)

The income tax (benefit) provision consisted of the following components for each of the years ended:

	January 30, 2016	January 31, 2015	February 1, 2014
	(in thousands)
Current income taxes:
Federal	$5	$398	$350
State	205	505	40
Foreign	1,939	1,159	2,870

Total current income taxes	2,149	2,062	3,260

Deferred income taxes:
Federal	(2,246)	41,225	(12,728)
State	(617)	2,974	(2,018)
Foreign	282	(469)	(129)

Total deferred income taxes	(2,581)	43,730	(14,875)

Total	$(432)	$45,792	$(11,615)

The Company’s effective income tax rate was as follows for each of the years ended:

	January 30, 2016	January 31, 2015	February 1, 2014

Statutory federal income tax rate	35.0%	35.0%	(35.0%)
Increase (decrease) resulting from State income taxes, net of federal income tax benefit	5.2%	(1.7%)	(6.4%)
Foreign tax rate differential	35.9%	(28.8%)	(6.7%)
Change in reserves	(2.2%)	3.3%	0.6%
Change in valuation allowance	(38.6%)	506.9%	3.6%
Non-deductible items	(32.2%)	14.7%	8.3%
Prior year tax provision adjustments	1.8%	(0.6%)	0.0%
Change in deferred rate	4.1%	(0.4%)	(2.8%)
Other	(3.4%)	3.0%	4.6%

Total	5.6%	531.4%	(33.8%)

Deferred income taxes are provided for the temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of temporary differences were as follows, as of the years ended:

	January 30, 2016	January 31, 2015
	(in thousands)
Deferred tax assets:
Inventory	$6,251	$6,631
Accounts receivable	1,295	1,479
Accrued expenses	7,930	6,488
Net operating losses	19,882	18,667
Deferred pension obligation	4,741	3,723
Stock compensation	3,497	4,411
Fixed assets	7,142	5,130
Intangible assets	3,681	—
Other	4,434	5,130

	58,853	51,659

Deferred tax liabilities:
Intangible assets	(36,642)	(37,361)
Prepaid expenses	(1,993)	(1,436)
Other	—	(3)

	(38,635)	(38,800)

Valuation allowance	(54,791)	(50,013)

Net deferred tax liability	$(34,573)	$(37,154)

During fiscal 2009, the Company initially recorded a $1.0 million deferred tax asset with realized and unrealized losses associated with marketable securities. Management believes it is more likely than not that the related deferred tax asset associated with these losses will not be realized due to tax limitations imposed on the utilization of capital losses. During fiscal 2014, the deferred tax asset associated with these losses was reduced by $0.1 million relating to the expiration of capital loss carryforwards and the reassessment of the deferred tax rate. The balance of the valuation allowance associated with the unrealized losses associated with marketable securities for fiscal 2016 and 2015 was $0.9 million.

During fiscal years 2016 and 2015, the Company realized tax-effected losses of $0.1 million and $0.5 million, respectively, associated with the operations of its U.K. subsidiary. For U.K. tax purposes, the operating loss has an indefinite carryforward period. Based upon operating results from the three most recent fiscal years, including fiscal 2016, management of the Company has determined that its U.K. subsidiary represents a cumulative loss company. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary. The balance of the valuation allowance associated with the U.K. operating loss carryforward for fiscal 2016 and 2015 was $2.1 million and $2.4 million, respectively. During fiscal 2016, the net decrease in valuation allowance was $0.3 million, which was attributable to a decrease in the valuation allowance of $0.3 million related to the difference between the actual and estimated prior year loss, changes in the foreign exchange rate, and an increase associated with the fiscal 2016 loss. There is no tax benefit associated with the decrease of $0.3 million as the asset and the valuation allowance changes offset each other.

During fiscal year 2016, the Company realized additional tax-effected losses of $0.2 million associated with the operations of its Hong Kong subsidiary. Based upon operating results from the three most recent fiscal years, including fiscal 2016, management of the Company has determined that its Hong Kong subsidiary represents a cumulative loss company. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary. The balance of the valuation allowance associated with the Hong Kong subsidiary for fiscal 2016 and 2015 was $1.0 million and $0.2 million, respectively. During fiscal 2016, the increase in the valuation allowance was $0.8 million, which was attributable to the addition of the fiscal 2016 loss and the difference between the actual and estimated prior year losses. There is no tax expense associated with the increase of $0.8 million as the asset and the valuation allowance changes offset each other.

Based upon operating results from the three most recent fiscal years, including fiscal 2016, management of the Company has determined that its Mexican subsidiary represents a cumulative loss company. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary. As such, during fiscal year 2016, the Company established a $0.6 million valuation allowance against the deferred income tax assets of the Mexican subsidiary.

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

The Company has available at January 30, 2016, a net federal operating tax loss carry-forward of approximately $36.6 million and an additional $0.3 million of net operating tax loss carry-forward from stock options which will benefit additional paid-in capital when the loss is utilized.

The following table reflects the expiration of the remaining federal net operating losses:

Fiscal Year	(in thousands)
2017	$—
2018-2023	30,621
2024-2027	—
Thereafter	5,955

$36,576

In addition to the Company’s U.S. federal net operating loss, the Company has reflected in its income tax provision deferred tax assets associated with net operating losses generated in various U.S. state jurisdictions. However, with respect to jurisdictions where the Company either has limited operations or statutory limitations on the use of acquired net operating losses, the ability to utilize such losses is restricted. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary, as the assets are not expected to be fully realized. The balance of the valuation allowance associated with U.S. state net operating losses in states where use is restricted for fiscal 2016 and 2015 was $2.7 million and $2.7 million, respectively. During fiscal 2016, the valuation allowance did not change and during fiscal 2015 the valuation allowance increased by $0.4 million.

At the end of fiscal 2016, the Company had a $1.3 million deferred tax asset relating to charitable contribution carryovers. These charitable contributions originated in fiscal years 2012 through 2015. Management believes it is more likely than not that the deferred tax asset associated with the charitable contributions that originated in 2012 through 2016 will not be realized during the carryforward period, which begins to expire in fiscal year 2017. The balance of the valuation allowance associated with charitable contributions whose use will be restricted due to carryforward limitations for fiscal 2016 and 2015 was $1.3 million and $1.4 million, respectively. During fiscal 2016 and 2015, the valuation allowance decreased by $0.1 million and increased by $0.8 million, respectively. During fiscal 2016 the net decrease in the valuation allowance of $0.1 million was attributable to the expiration of the fiscal 2011 carryovers and the addition of the fiscal 2016 carryovers.

At the end of fiscal 2016, the Company maintained a $46.2 million valuation allowance against its remaining domestic deferred tax asset; including, but not limited to, the federal net operating loss carryforward and the U.S. state net operating loss carryforwards, whose utilization is not restricted by factors beyond the Company’s control. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. An accumulation of recent pretax losses is considered strong negative evidence in that evaluation. The Company’s performance during the past fiscal year led to the cumulative pretax results for the past 36 months to reach loss positions. The Company would be able to remove the valuation allowances in future periods when positive evidence outweighs the negative evidence from the relevant look-back period. However, the actual timing and amount of potential removal of the valuation allowances currently cannot be reliably estimated. The short-term consequence of being unable to record deferred tax benefits may cause the Company’s effective tax rate to change significantly from period to period. The balance of the valuation allowance associated with the remaining deferred tax assets whose utilization is not restricted by factors beyond the Company’s control, for fiscal 2016 and 2015 was $46.2 million and $42.4 million, respectively. During fiscal 2016 and 2015, the valuation allowance increased by $3.8 million and $42.4 million, respectively.

Deferred taxes have not been recognized on approximately $77.1 million of unremitted earnings of certain foreign subsidiaries of the Company based on the “indefinite reversal” criteria. No provision is made for income tax that would be payable upon the distribution of earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability because of the complexity of the hypothetical calculation.

The federal and state income tax provisions do not reflect the tax savings resulting from deductions associated with the Company’s stock option plans. These savings were $0.0 million, ($0.2) million, and $0.1 million for fiscal 2016, 2015 and 2014, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2011 through 2016 are open tax years. The statute of limitations related to the Company’s 2011, 2012 and 2013 U.S. federal tax years was extended by agreement with the Internal Revenue Service until December 31, 2016. The Company’s state and foreign tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2005 through 2016, depending on each state’s particular statute of limitation. During the fiscal year ended January 30, 2016, the U.S. federal income tax return for fiscal year 2013 was selected for examination by the Internal Revenue Service. Furthermore, various other state and local income tax returns are also under examination by taxing authorities.

As of January 31, 2015, the Company had a $1.0 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.2 million. As of January 30, 2016, the Company had a $1.1 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.2 million. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

A reconciliation of the beginning balance of the Company’s unrecognized tax benefits and the ending amount of the unrecognized tax benefits is as follows as of:

	January 30, 2016	January 31, 2015	February 1, 2014
	(in thousands)
Balance at beginning of period	$1,018	$841	$648
Additions based on tax positions related to the current year	98	80	113
Deductions based on tax positions related to the current year	—	(7)	—
Additions for tax positions of prior years	123	327	192
Reductions for tax positions of prior years	(2)	(46)	(61)
Reductions due to lapses of statutes of limitations	(49)	—	(51)
Settlements	(97)	(177)	—

Balance at end of period	$1,091	$1,018	$841

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. During fiscal 2016, there was an immaterial change in interest and penalties, comparatively, for fiscal 2015 and 2014, the Company recognized approximately $0.1 million and $0.2 million in interest and penalties, respectively. The Company had approximately $0.2 million and $0.2 million for the payment of interest and penalties accrued at January 30, 2016 and January 31, 2015, respectively.

In the next twelve months it is reasonably possible the Company could resolve the examinations related to the 2011, 2012 and 2013 tax years.

19.	Fair Value Measurements

Accounts receivable, accounts payable, accrued interest payable and accrued expenses. The carrying amounts reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments.

Investments. (classified within Level 1 of the valuation hierarchy) – The carrying amounts of the available-for-sale investments are measured at fair value on a recurring basis in the consolidated balance sheets.

Real estate mortgages. (classified within Level 2 of the valuation hierarchy) - The carrying amounts of the real estate mortgages were approximately $22.0 million and $23.0 million at January 30, 2016 and January 31, 2015, respectively. The carrying values of the real estate mortgages at January 30, 2016 and January 31, 2015, approximate their fair values since the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 1 of the valuation hierarchy) - The carrying amounts of the 7 7⁄8% senior subordinated notes payable were approximately $50.0 million and $150.0 million at January 30, 2016 and January 31, 2015. The fair value of the 7 7⁄8% senior subordinated notes payable was approximately $49.0 million and $157.0 million as of January 30, 2016 and January 31, 2015, respectively, based on quoted market prices.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

20.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Unrealized Loss on Pension Liability	Foreign Currency Translation Adjustments, Net	Unrealized Loss on Investments	Total
	(in thousands)
Balance, January 31, 2015	$(8,085)	$(4,774)	$7	$(12,852)
Other comprehensive loss before reclassifications	(4,248)	(2,357)	(16)	(6,621)
Amounts reclassified from accumulated other comprehensive loss	4,965	—	—	4,965

Balance, January 30, 2016	$(7,368)	$(7,131)	$(9)	$(14,508)

	Unrealized Loss on Pension Liability	Foreign Currency Translation Adjustments, Net	Unrealized Gain on Investments	Total
	(in thousands)
Balance, February 1, 2014	$(5,866)	$(1,563)	$(39)	$(7,468)
Other comprehensive (loss) income before reclassifications	(2,618)	(3,211)	46	(5,783)
Amounts reclassified from accumulated other comprehensive loss	399	—	—	399

Balance, January 31, 2015	$(8,085)	$(4,774)	$7	$(12,852)

	Unrealized Gain on Pension Liability	Foreign Currency Translation Adjustments, Net	Unrealized Loss on Investments	Total
	(in thousands)
Balance, February 2, 2013	$(7,176)	$(884)	$—	$(8,060)
Other comprehensive income (loss) before reclassifications	984	(679)	(39)	266
Amounts reclassified from accumulated other comprehensive loss	326	—	—	326

Balance, February 1, 2014	$(5,866)	$(1,563)	$(39)	$(7,468)

A summary of the impact on the consolidated statements of operations line items is as follows:

	January 30, 2016	January 31, 2015	February 1, 2014
	(in thousands)
Amortization of defined benefit pension items
Actuarial losses	$538	$399	$533	Selling, general and administrative expenses
Lump sum settlement	$4,427	$—	$—	Selling, general and administrative expenses
Tax benefit	—	—	(207)	Income tax benefit

Total, net of tax	$4,965	$399	$326

21.	Related Party Transactions

The Company leases approximately 16,000 square feet for administrative offices, and leased approximately 50,000 square feet for warehouse distribution and retail, at facilities owned by our Chairman of the Board and CEO, George Feldenkreis. These facilities were designed specifically for use by the Company and were originally leased by the Company under a 10-year lease for the office space and a 10-year lease for the warehouse and retail space. These facilities are in close proximity to our Miami, Florida headquarters. During the first half of fiscal 2015, the Company amended the leases to extend the term for five years, beginning July 1, 2014 and expiring June 30, 2019. Pursuant to those amendments, beginning July 1, 2014, the basic monthly rent became $41,750 and increases 3% on the first month of each of the remaining 12-month periods during the extended term.

Rent expense, including insurance and taxes, for these leases amounted to approximately $487,000, or $9.87 per square foot , $610,000, or $9.25 per square foot and $602,000, or $9.13 per square foot, for the years ended January 30, 2016, January 31, 2015, and February 1, 2014, respectively.

As of October 1, 2014, the Company transitioned its operations out of the warehouse space. In order to minimize the costs associated with an early termination of the lease relating to the warehouse and retail space, the Company engaged a real estate broker to assist us in finding a replacement tenant and agreed to be responsible for the related brokerage fees incurred of approximately $215,000. The retained broker identified a new tenant for the warehouse and retail space that is unrelated to the Company. The Company entered into a lease termination agreement relating to the warehouse and retail space on April 13, 2015. The Company incurred $180,000 of lease termination fees, including costs related to certain tenant improvements such as painting the interior and exterior of the building and improvements to the parking lot, which were agreed upon in order to induce the new tenant to lease the space and allow the Company to terminate the lease prior to its expiration.

Because of the termination of the warehouse and retail lease, the basic monthly rent has been reduced to $14,666 and will increase 3% on the first of each of the remaining 12-month periods during the extended term.

During the years ended January 30, 2016, January 31, 2015, and February 1, 2014, the Company chartered an aircraft from a third party aircraft charter business, who chartered the aircraft from an entity controlled by the Chairman and the President and Chief Operating Officer (the “President”). During fiscal 2016, the Company still charters aircrafts from the same third party aircraft charter business; however, the aircraft it charters is no longer the one owned by its CEO and President/COO. In fiscal 2016, the Company paid $42,000 for flights related to the aircraft owned by its CEO and President/COO. For the years ended January 31, 2015, and February 1, 2014, respectively, the Company paid, under the previous agreement, to the third party, $1.6 million and $1.5 million.

The Company is a party to licensing agreements with Isaco International, Inc. (“Isaco”), pursuant to which Isaco has been granted the exclusive license to use various Perry Ellis trademarks in the United States and Puerto Rico to market a line of men’s underwear, hosiery and loungewear. The principal shareholder of Isaco is the father-in-law of the Company’s President. Royalty income earned from the Isaco license agreements amounted to approximately $2.1 million, $2.3 million and $2.2 million for the years ended January 30, 2016, January 31, 2015, and February 1, 2014, respectively. Advertising reimbursements from the Isaco license agreements amounted to approximately $0.5 million for each of the years ended January 30, 2016, January 31, 2015, and February 1, 2014. In addition, the Company has purchased product from Isaco for sales in its direct to consumer business. Total product purchased amounted to approximately $0.7 million, $0.8 million and $0.8 million for the years ended January 30, 2016, January 31, 2015, and February 1, 2014, respectively.

The Company is party to an agreement with Sprezzatura Insurance Group LLC. Joseph Hanono, the grandson of the Company’s Chief Executive Officer, is a member of Sprezzatura Insurance Group. The Company paid under this agreement, to this third party $0.9 million $1.0 million and $1.0 million in premiums for property and casualty insurance for the years ended January 30, 2016, January 31, 2015, and February 1, 2014, respectively.

The Company appointed Alexandra Wilson, co-founder and at such time was Head of Strategic Alliances of Gilt Groupe, Inc., to the Board of Directors effective February 20, 2014. Gilt is the innovative online shopping destination founded in 2007, offering highly-coveted luxury lifestyle products and experiences to over eight million members. The Company’s net sales to Gilt were $0.6 million and $0.4 million for the years ended January 31, 2015, and February 1, 2014, respectively. After December 2014, Alexandra Wilson was no longer an officer or director of Gilt Groupe, Inc.

22.	Equity

During the third quarter of fiscal 2016, the Board of Directors extended the stock repurchase program to authorize the Company to purchase, from time to time and as market and business conditions warranted, up to $70 million of the Company’s common stock for cash in the open market or in privately negotiated transactions through October 31, 2016. Although the Board of Directors allocated a maximum of $70 million to carry out the program, the Company is not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis. Total purchases under the plan to date amount to approximately $58.6 million. Purchases of treasury shares are subject to certain covenants under the senior credit facility and the indenture governing the senior subordinated notes. See footnotes 11 and 12 to the consolidated financial statements for further information.

During fiscal 2016, 2015 and 2014, the Company repurchased shares of its common stock at a cost of $7.0 million, $8.8 million and $7.0 million, respectively. There were no treasury shares outstanding as of January 30, 2016, and as of January 31, 2015, there were 770,753 shares of treasury stock outstanding at a cost of approximately $15.7 million.

During fiscal 2016, the Company retired shares of treasury stock recorded at a cost of approximately $22.7 million. Accordingly, the Company reduced common stock and additional paid in capital by $11,000 and $22.7 million, respectively.

23.	Stock Options, SARS and Restricted Shares

In 2002, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). The 2002 Plan was amended in 2003 to increase the number of shares reserved for issuance thereunder, among other changes. As amended, the 2002 Plan allowed the Company to grant Options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. In 2005, the Company adopted the 2005 Long-Term Incentive Compensation Plan (the “2005 Plan”). The 2005 Plan allowed the Company to grant Options and other awards to purchase or receive up to an aggregate of 2,250,000 shares of the Company’s common stock, reduced by any awards outstanding under the 2002 Plan. On March 13, 2008, the Board of Directors unanimously adopted an amendment and restatement of the 2005 Plan that increased the number of shares available for grants to an aggregate of 4,750,000 shares of common stock. On March 17, 2011, the Board of Directors unanimously adopted the second amendment and restatement of the 2005 Plan, which increased the number of shares available for grants by an additional 500,000 shares to an aggregate of 5,250,000 shares of common stock. On May 20, 2015, the Board of Directors unanimously adopted, subject to shareholder approval at the annual meeting, the Perry Ellis International, Inc. 2015 Long Term Incentive Compensation Plan, which is an amendment and restatement of the 2005 Plan (the “2015 Plan, and collectively with the 2002 Plan and the prior 2005 Plan, as amended, the “Stock Plans”). The amendment was approved by the shareholders at the Company’s 2015 annual meeting.

The 2015 Plan extends the existing term until July 17, 2025 as well as increases the number of shares of common stock reserved for issuance by an additional 1,000,000 shares to an aggregate of 6,250,000 shares.

The Stock Plans are designed to serve as an incentive for attracting and retaining qualified and competent employees, officers, directors, consultants, and other persons who provide services to the Company.

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

The 2015 Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”), which is comprised of two or more non-employee directors. Subject to the terms of the 2015 Plan, the Committee determines the participants, the allotment of shares to participants, and the term of the options. The Committee also determines the exercise price and certain other terms of the options; provided, however that the per share exercise price of options granted under the 2015 Plan may not be less than the fair market value of the common stock on the date of grant, and in the case of an Incentive Stock Option granted to a 10% shareholder, the per share exercise price cannot be less than 110% of the fair market value of the common stock on the date of grant.

The following table lists information regarding shares under the 2015 Plan as of January 30, 2016:

	Shares Underlying Outstanding Grants	Unvested Restricted Shares	Shares Available for Grant

2015 Stock Option Plan	542,019	612,018	1,125,491

During fiscal 2016, the Company granted an aggregate of 8,130 SARs, to be settled in shares of common stock to two new directors. The SARs have an exercise price of $23.38, generally vest over a three-year period and have a seven-year term, at an estimated value, based on the Black-Scholes Option Pricing Model, of approximately $0.1 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

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

A summary of the stock option and SARS activity for grants issued under the 2002 Plan and 2015 Plan is as follows:

		Option and SARS Price Per Share
	Number of Shares	Low	High	Weighted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding February 2, 2013	1,284,125				$16.86	4.46	$6,281
Vested or expected to vest	1,284,125				$16.86	4.46	$6,281
Options and SARS Exercisable	779,986				$13.99	4.58	$5,817

Granted	14,000	$16.79	$18.57	$18.10
Exercised	(33,230)	$4.63	$4.89	$4.68
Cancelled	(48,323)	$13.29	$28.38	$19.63

Outstanding February 1, 2014	1,216,572				$17.12	3.56	$3,657
Vested or expected to vest	1,216,572				$17.12	3.56	$3,657
Options and SARS Exercisable	959,971				$16.24	3.51	$3,653

Granted	18,357	$15.49	$24.26	$18.82
Exercised	(52,574)	$4.89	$20.59	$14.42
Cancelled	(151,725)	$16.59	$28.38	$17.25

Outstanding January 31, 2015	1,030,630				$17.27	3.49	$7,905
Vested or expected to vest	1,030,630				$17.27	3.49	$7,905
Options and SARS Exercisable	912,273				$17.13	2.98	$7,238

Granted	8,130	$23.38	$23.38	$23.38
Exercised	(487,834)	$4.63	$22.46	$10.60
Cancelled	(8,907)	$18.19	$30.00	$23.74

Outstanding January 30, 2016	542,019				$23.25	2.06	$752
Vested or expected to vest	542,019				$23.25	2.06	$752
Options and SARS Exercisable	516,651				$23.41	1.84	$729

The aggregate intrinsic value for stock options and SARS in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of $19.01, $23.91 and $15.67 at January 30, 2016, January 31, 2015 and February 1, 2014, respectively. This amount represents the total pre-tax intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date. The total intrinsic value of stock options and SARS exercised in fiscal 2016, 2015 and 2014 was approximately $7.4 million, $0.3 million and $0.5 million, respectively. The total fair value of stock options and SARS vested in fiscal 2016, 2015 and 2014 was approximately $1.0 million, $1.9 million and $2.9 million, respectively.

Additional information regarding options and SARS outstanding and exercisable as of January 30, 2016 is as follows:

Options and SARS Outstanding				Options and SARS Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$4.00 - $ 5.00	46,768	3.15	$4.67	46,768	$4.67
$15.00 - $21.00	84,893	3.12	$18.15	70,199	$18.29
$23.00 - $26.00	232,536	1.43	$24.85	221,862	$24.91
$27.00 - $31.00	177,822	2.09	$28.49	177,822	$28.49

	542,019			516,651

Restricted Stock – Under the 2015 Plan, restricted stock awards are granted subject to restrictions on transferability, risk of forfeiture and other restrictions, if any, as the Committee may impose, or as otherwise provided in the 2015 Plan, covering a period of time specified by the Committee. The terms of any restricted stock awards granted under the 2015 Plan are set forth in a written Award Agreement, which contains provisions determined by the Committee and not inconsistent with the 2015 Plan. The restrictions may lapse separately or in combination at such times, under such circumstances (including based on achievement of performance goals and/or future service requirements), in such installments or otherwise, as the Committee may determine at the date of grant or thereafter. Except to the extent restricted under the terms of the 2005 Plan and any Award Agreement relating to a restricted stock award, a participant granted restricted stock shall have all of the rights of a shareholder, including the right to vote the restricted stock and the right to receive dividends thereon (subject to any mandatory reinvestment or other requirement imposed by the Committee). During the Restriction Period (as defined in the 2005 Plan), the restricted stock may not be sold, transferred, pledged, hypothecated, margined or otherwise encumbered by the participant.

During fiscal 2016, the Company granted an aggregate of 219,566 shares of restricted stock to certain key employees, which vest primarily over a three-year period, at an estimated value of $5.4 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

Also, during fiscal 2016, the Company awarded to five directors an aggregate of 12,840 shares of restricted stock. The restricted stock awarded vests primarily over a three-year period, at an estimated value of $0.3 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During fiscal 2016, of the 242,968 restricted shares that vested, a total of 91,083 shares had 27,325 shares withheld to cover the employees’ minimum statutory income tax requirements. The estimated value of the withheld shares was $0.7 million.

During fiscal 2015, the Company granted an aggregate of 255,390 shares of restricted stock to certain key employees, with an estimated value of $3.8 million, which vest over a three to five year period.

During fiscal 2015, the Company awarded to six directors an aggregate of 18,186 shares of restricted stock, which vest over a three-year period at an estimated value of $0.3 million.

During fiscal 2015, of the 223,595 restricted shares that vested, a total of 52,389 shares had 21,809 shares withheld to cover the employees’ minimum statutory income tax requirements, respectively. The estimated value of the withheld shares was $0.4 million.

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

The following table summarizes the restricted stock-based award activity:

	Restricted Shares	Weighted Average Grant Price	Weighted Average Remaining Vesting Period

Unvested as of February 2, 2013	328,307	$18.26	3.54

Granted	603,982
Vested	(142,052)
Forfeited	(61,915)

Unvested as of February 1, 2014	728,322	$18.80	2.34

Granted	273,576
Vested	(223,595)
Forfeited	(60,992)

Unvested as of January 31, 2015	717,311	$17.18	1.84

Granted	232,406
Vested	(242,968)
Forfeited	(94,731)

Unvested as of January 30, 2016	612,018	$19.79	1.55

As of January 30, 2016, the total unrecognized compensation cost related to unvested stock options and SARS outstanding under the Stock Plans is approximately $0.2 million. That cost is expected to be recognized over a weighted-average period of 2 years. As of January 30, 2016, the total unrecognized compensation cost related to unvested restricted stock was approximately $7.5 million, which is expected to be recognized over a weighted-average period of 3 years.

24.	Segment Information

The Company has four reportable segments: Men’s Sportswear and Swim, Women’s Sportswear, Direct-to-Consumer and Licensing. The Men’s Sportswear and Swim and Women’s Sportswear segments derive revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. The Direct-to-Consumer segment derives its revenues from the sale of the Company’s branded and licensed products through the Company’s retail stores and e-commerce platform. The Licensing segment derives its revenues from royalties associated from the use of the Company’s brand names, principally Perry Ellis, Original Penguin, Laundry, Gotcha, Pro Player, Farah, Ben Hogan, John Henry, Jantzen, and Savane. See footnote 2 to the consolidated financial statements for disclosure of major customers.

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	January 30, 2016	January 31, 2015	February 1, 2014
	(in thousands)

Revenues:
Men’s Sportswear and Swim	$640,600	$635,182	$664,824
Women’s Sportswear	127,692	130,852	135,994
Direct-to-Consumer	96,514	92,203	81,755
Licensing	34,709	31,735	29,651

Total revenues	$899,515	$889,972	$912,224

Depreciation and amortization
Men’s Sportswear and Swim	$7,375	$6,627	$7,043
Women’s Sportswear	2,250	1,903	1,899
Direct-to-Consumer	3,884	3,519	3,549
Licensing	184	149	135

Total depreciation and amortization	$13,693	$12,198	$12,626

Operating income (loss):
Men’s Sportswear and Swim	$20,068	$3,847	$8,975
Women’s Sportswear	(9,248)	859	(10,883)
Direct-to-Consumer	(11,805)	(6,675)	(12,306)
Licensing	7,649	24,877	(5,155)

Total operating income (loss)	6,664	22,908	(19,369)
Costs on early extinguishment of debt	5,121	—	—
Total interest expense	9,267	14,291	15,025

Total net (loss) income before income taxes	$(7,724)	$8,617	$(34,394)

Identifiable assets
Men’s Sportswear and Swim	$308,572	$330,152
Women’s Sportswear	41,721	52,990
Direct-to-Consumer	20,948	27,009
Licensing	224,182	247,620
Corporate	27,024	27,218

Total identifiable assets	$622,447	$684,989

Revenues from external customers and long-lived assets excluding deferred taxes related to continuing operations in the United States and foreign countries are as follows:

	January 30, 2016	January 31, 2015	February 1, 2014
	(in thousands)
Revenues
United States	$785,493	$786,046	$821,986
International	114,022	103,926	90,238

Total revenues	$899,515	$889,972	$912,224

Long-lived assets at years ended,

	January 30, 2016	January 31, 2015
	(in thousands)

United States	$216,847	$242,802
International	34,980	38,054

Total long-lived assets	$251,827	$280,856

25.	Commitments and Contingencies

The Company has licensing agreements, as licensee, for the use of certain branded and designer labels. The license agreements expire on varying dates through December 2019. Total royalty payments under these license agreements amounted to approximately $13.2 million, $13.8 million and $12.8 million for the years ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively, and were classified as cost of sales. Under certain licensing agreements, the Company has to pay certain guaranteed minimum payments. Future minimum payments under these contracts amount to $37.2 million.

The Company leases approximately 16,000 square feet for administrative offices, from its Chairman. During fiscal 2015, the Company amended the lease to extend the term for 60 months, beginning July 1, 2014 and expiring June 30, 2019. Beginning July 1, 2014, the basic monthly rent was $14,666, which increases 3% on the first of each of the remaining 12-month periods during the extended term.

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

Year Ending	Amount
(in thousands)
2017	$22,369
2018	21,251
2019	19,743
2020	18,473
2021	17,685
Thereafter	78,579

Total	$178,100

Rent expense for these operating leases, including the related party rent payments discussed in footnote 21 to the consolidated financial statements amounted to $27.2 million, $26.2 million, and $26.5 million for the years ended January 30, 2016, January 31, 2015, and February 1, 2014 respectively.

Capital lease obligations primarily relate to equipment as indicated in footnote 7 to the consolidated financial statements. The current portion of the capital lease obligation in the amount of $0.3 million is included in accrued expenses and other liabilities. Minimum aggregate annual commitments for the Company’s capital lease obligations are as follows:

Year Ending	Amount
(in thousands)
2017	$263
2018	284
2019	100

Total	$647

On September 9, 2013, the Company entered into an employment agreement with Stanley Silverstein, the President of International Development and Global Licensing. The term of the agreement ends on September 9, 2018. Pursuant to the employment agreement, Mr. Silverstein receives an annual salary of $500,000, subject to annual reviews for increases at the sole discretion of the Company’s Chief Executive Officer. Additionally, Mr. Silverstein is eligible to participate in the Company’s incentive compensation plans.

The Company was a defendant in Joseph T. Cook v. Perry Ellis International, Inc. and Oscar Feldenkreis, Case No. 1:2015-cv-08290 (New York Southern District Court), involving claims of employment practices, including discrimination and retaliation, which was resolved in January 2016. The parties reached an amicable settlement and such amount was provided for in the Company’s results of operations for fiscal 2016.

The Company was a defendant in Humberto Ordaz v. Perry Ellis International, Inc., Case No. BC490485 (Cal. Sup. Ct. 2012), involving claims for unpaid wages, missed breaks and related claims, which was originally filed on August 17, 2012 by a former employee in our California administrative offices. The plaintiff sought an unspecified amount of damages. The lawsuit was pleaded but not certified as a class action. The parties reached a settlement on August 12, 2015. The settlement amount was provided for in the Company’s results of operations for fiscal 2015.

26.	Summarized Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Dollars in thousands, except per share data)

FISCAL YEAR ENDED JANUARY 30, 2016

Net Sales	$258,257	$204,638	$196,447	$205,464	$864,806
Royalty Income	8,157	8,661	8,992	8,899	34,709

Total Revenues	266,414	213,299	205,439	214,363	899,515
Gross Profit	90,100	75,942	73,295	79,730	319,067
Net income (loss)	9,411	(1,281)	2,273	(17,695)	(7,292)
Net income (loss) per share:
Basic	$0.64	($0.09)	$0.15	($1.18)	(0.49)
Diluted	$0.62	($0.09)	$0.15	($1.18)	(0.49)

FISCAL YEAR ENDED JANUARY 31, 2015

Net Sales	$249,916	$196,010	$203,267	$209,044	$858,237
Royalty Income	7,398	7,522	8,173	8,642	31,735

Total Revenues	257,314	203,532	211,440	217,686	889,972
Gross Profit	87,665	70,464	70,307	74,568	303,004
Net income (loss)	7,775	(1,616)	(437)	(42,897)	(37,175)
Net income (loss) per share:
Basic	$0.53	($0.11)	($0.03)	($2.90)	($2.50)
Diluted	$0.52	($0.11)	($0.03)	($2.90)	($2.50)
FISCAL YEAR ENDED FEBRUARY 1, 2014

Net Sales	$255,484	$204,492	$214,700	$207,897	$882,573
Royalty Income	6,835	7,213	7,421	8,182	29,651

Total Revenues	262,319	211,705	222,121	216,079	912,224
Gross Profit	88,681	68,546	71,364	74,197	302,788
Net income (loss)	11,320	(2,830)	(3,022)	(28,247)	(22,779)
Net income (loss) per share:
Basic	$0.75	($0.19)	($0.20)	($1.91)	($1.52)
Diluted	$0.74	($0.19)	($0.20)	($1.91)	($1.52)

See footnotes 2 and 8 to the consolidated financial statements for further information regarding the impairments on long-lived assets and trademarks that occurred during the fourth quarter ended January 30, 2016 and February 1, 2014. See footnote 18 to the consolidated financial statements for further information regarding the income tax valuation allowance that occurred during the fourth quarter ended January 31, 2015.

27. Condensed Consolidating Financial Statements

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a combined, or where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of January 30, 2016 and January 31, 2015 and for each of the years ended January 30, 2016, January 31, 2015 and February 1, 2014. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JANUARY 30, 2016

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$775	$31,127	$—	$31,902
Accounts receivable, net	—	106,018	26,048	—	132,066
Intercompany receivable, net	74,132	—	—	(74,132)	—
Inventories	—	155,703	27,047	—	182,750
Investment, at fair value	—	—	9,782	—	9,782
Deferred income taxes	—	—	—	—	—
Prepaid income taxes	1,017	—	—	801	1,818
Prepaid expenses and other current assets	—	7,426	1,035	—	8,461

Total current assets	75,149	269,922	95,039	(73,331)	366,779

Property and equipment, net	—	61,260	2,648	—	63,908
Other intangible assets, net	—	155,587	32,332	—	187,919
Investment in subsidiaries	267,422	—	—	(267,422)	—
Deferred income tax	—	—	442	—	442
Other assets	431	2,191	777	—	3,399

TOTAL	$343,002	$488,960	$131,238	$(340,753)	$622,447

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$—	$89,961	$13,723	$—	$103,684
Accrued expenses and other liabilities	—	21,524	4,973	—	26,497
Accrued interest payable	1,521	—	—	—	1,521
Income taxes payable	—	623	272	(895)	—
Unearned revenues	—	2,952	1,261	—	4,213
Deferred pension obligation	—	12,025	82	—	12,107
Intercompany payable, net	—	60,425	21,449	(81,874)	—

Total current liabilities	1,521	187,510	41,760	(82,769)	148,022

Senior subordinated notes payable, net	50,000	—	—	—	50,000
Senior credit facility	—	61,758	—	—	61,758
Real estate mortgages	—	21,318	—	—	21,318
Unearned revenues and other long-term liabilities	—	14,608	245	—	14,853
Deferred income taxes	—	33,319	—	1,696	35,015

Total long-term liabilities	50,000	131,003	245	1,696	182,944

Total liabilities	51,521	318,513	42,005	(81,073)	330,966

Total equity	291,481	170,447	89,233	(259,680)	291,481

TOTAL	$343,002	$488,960	$131,238	$(340,753)	$622,447

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEAR ENDED JANUARY 30, 2016

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$—	$765,102	$99,704	$—	$864,806
Royalty income	—	20,843	13,866	—	34,709

Total revenues	—	785,945	113,570	—	899,515
Cost of sales	—	518,410	62,038	—	580,448

Gross profit	—	267,535	51,532	—	319,067
Operating expenses:
Selling, general and administrative expenses	—	234,129	41,734	—	275,863
Depreciation and amortization	—	12,500	1,193	—	13,693
Impairment on long-lived assets	—	19,299	1,305	—	20,604
Impairment of goodwill	—	6,022	—	—	6,022

Total operating expenses	—	271,950	44,232	—	316,182

Loss on sale of long-lived assets	—	(697)	4,476	—	3,779

Operating (loss) income	—	(5,112)	11,776	—	6,664
Costs of early extinguishment of debt	—	5,121	—	—	5,121
Interest expense	—	9,205	62	—	9,267

Net (loss) income before income taxes	—	(19,438)	11,714	—	(7,724)
Income tax (benefit) provision	—	(2,652)	2,220	—	(432)

Equity in earnings of subsidiaries, net	(7,292)	—	—	7,292	—

Net (loss) income	(7,292)	(16,786)	9,494	7,292	(7,292)

Other comprehensive (loss) income	(1,656)	717	(2,373)	1,656	(1,656)

Comprehensive (loss) income	$(8,948)	$(16,069)	$7,121	$(8,948)	$(8,948)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEAR ENDED JANUARY 31, 2015

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$—	$766,934	$91,303	$—	$858,237
Royalty income	—	19,113	12,622	—	31,735

Total revenues	—	786,047	103,925	—	889,972
Cost of sales	—	529,315	57,653	—	586,968

Gross profit	—	256,732	46,272	—	303,004
Operating expenses:
Selling, general and administrative expenses	—	229,808	38,975	—	268,783
Depreciation and amortization	—	11,210	988	—	12,198

Total operating expenses	—	241,018	39,963	—	280,981

Gain on sale of long-lived assets	—	—	885	—	885

Operating income	—	15,714	7,194	—	22,908
Interest expense	—	14,310	(19)	—	14,291

Net income before income taxes	—	1,404	7,213	—	8,617
Income tax provision	—	44,889	903	—	45,792

Equity in (loss) earnings of subsidiaries, net	(37,175)	—	—	37,175	—

Net (loss) income	(37,175)	(43,485)	6,310	37,175	(37,175)

Other comprehensive loss	(5,384)	(2,219)	(3,165)	5,384	(5,384)

Comprehensive (loss) income	$(42,559)	$(45,704)	$3,145	$42,559	$(42,559)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED FEBRUARY 1, 2014

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$—	$804,374	$78,199	$—	$882,573
Royalty income	—	17,612	12,039	—	29,651

Total revenues	—	821,986	90,238	—	912,224
Cost of sales	—	561,895	47,541	—	609,436

Gross profit	—	260,091	42,697	—	302,788
Operating expenses:
Selling, general and administrative expenses	—	240,871	31,845	—	272,716
Depreciation and amortization	—	11,860	766	—	12,626
Impairment on assets	—	30,777	4,428	—	35,205
Impairment of goodwill	—	7,772	—	—	7,772

Total operating expenses	—	291,280	37,039	—	328,319

(Loss) gain on sale of long-lived assets	—	(799)	6,961	—	6,162

Operating (loss) income	—	(31,988)	12,619	—	(19,369)
Interest expense	—	14,961	64	—	15,025

Net (loss) income before income taxes	—	(46,949)	12,555	—	(34,394)
Income tax (benefit) provision	—	(14,356)	2,741	—	(11,615)

Equity in loss of subsidiaries, net	(22,779)	—	—	22,779	—

Net (loss) income	(22,779)	(32,593)	9,814	22,779	(22,779)

Other comprehensive income (loss)	592	1,310	(718)	(592)	592

Comprehensive (loss) income	$(22,187)	$(31,283)	$9,096	$22,187	$(22,187)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 30, 2016

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$3,112	$22,571	$4,482	$—	$30,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(14,424)	(1,726)	—	(16,150)
Purchase of investments	—	—	(12,086)	—	(12,086)
Proceeds from investment maturities	—	—	22,197	—	22,197
Proceeds on sale of intangible assets	—	2,500	—	—	2,500
Proceeds on sale of building	—	—	8,163	—	8,163
Payment of expenses related to sale of building	—	—	(1,887)	—	(1,887)
Proceeds from note receivable	—	—	250	—	250
Intercompany transactions	101,786	—	—	(101,786)	—

Net cash provided by (used in) investing activities	101,786	(11,924)	14,911	(101,786)	2,987

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior subordinated notes	(100,000)	—	—	—	(100,000)
Borrowings from senior credit facility	—	408,209	—	—	408,209
Payments on senior credit facility	—	(346,451)	—	—	(346,451)
Payments on real estate mortgages	—	(821)	—	—	(821)
Payments on capital leases	—	(262)	—	—	(262)
Deferred financing fees	—	(574)	—	—	(574)
Proceeds from exercise of stock options	1,408	—	—	—	1,408
Purchase of treasury stock	(6,950)	—	—	—	(6,950)
Intercompany transactions	—	(100,028)	(2,402)	102,430	—

Net cash used in financing activities	(105,542)	(39,927)	(2,402)	102,430	(45,441)
Effect of exchange rate changes on cash and cash equivalents	644	—	644	(644)	644

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(29,280)	17,635	—	(11,645)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	30,055	13,492	—	43,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$775	$31,127	$—	$31,902

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 1, 2014

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(8,510)	$16,328	$(4,599)	$(2,999)	$220

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(20,874)	(1,369)	—	(22,243)
Purchase of investments	—	—	(15,437)	—	(15,437)
Proceeds on sale of intangible assets	—	—	4,875	—	4,875
Proceeds on termination of insurance	3,559	—	—	—	3,559
Proceeds on sale of long-lived assets, net	—	1,892	—	—	1,892
Intercompany transactions	11,917	—	—	(11,917)	—

Net cash provided by (used in) investing activities	15,476	(18,982)	(11,931)	(11,917)	(27,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	415,885	—	—	415,885
Payments on senior credit facility	—	(407,723)	—	—	(407,723)
Purchase of treasury stock	(6,957)	—	—	—	(6,957)
Payments on real estate mortgages	—	(1,385)	—	—	(1,385)
Payments on capital leases	—	(318)	—	—	(318)
Tax benefit from exercise of stock options	83	—	—	—	83
Deferred financing fees	—	(327)	—	—	(327)
Proceeds from exercise of stock options	154	—	—	—	154
Intercompany transactions	—	(18,303)	6,632	11,671	—

Net cash (used in) provided by financing activities	(6,720)	(12,171)	6,632	11,671	(588)
Effect of exchange rate changes on cash and cash equivalents	(246)	—	(246)	246	(246)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(14,825)	(10,144)	(2,999)	(27,968)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	14,825	40,132	—	54,957

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$29,988	$(2,999)	$26,989

Schedule II

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED

(amounts in thousands)

	Balance at beginning of period	Charged to expense	Adjustments to valuation accounts	Deductions	Balance at end of period

Year Ended January 30, 2016:
Allowance for doubtful accounts	$1,181	528	—	(516)	$1,193
Allowance for deferred tax asset	$50,013	3,223	1,555	—	$54,791
Allowance for operational chargebacks, returns, and customer markdowns	$19,598	69,610	—	(70,098)	$19,110

Year Ended January 31, 2015:
Allowance for doubtful accounts	$1,074	812	—	(705)	$1,181
Allowance for deferred tax asset	$5,998	43,474	541	—	$50,013
Allowance for operational chargebacks, returns, and customer markdowns	$20,348	74,399	—	(75,149)	$19,598

Year Ended February 1, 2014:
Allowance for doubtful accounts	$1,287	(98)	—	(115)	$1,074
Allowance for deferred tax asset	$5,317	1,684	(1,003)	—	$5,998
Allowance for operational chargebacks, returns, and customer markdowns	$24,556	83,164	—	(87,372)	$20,348

Exhibit Index

Exhibit No	Description of Exhibit

12.1	Computation of Earnings to Fixed Charges

21.1	Subsidiaries of Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase