Form 10-Q
period 2016-04-30
PERRY ELLIS INTERNATIONAL, INC
filed 2016-06-07
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2016

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

The number of shares outstanding of the registrant’s common stock is 15,567,000 (as of May 31, 2016).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of April 30, 2016 and January 30, 2016	1

Condensed Consolidated Statements of Income (Unaudited) for the three months ended April 30, 2016 and May 2, 2015	2

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended April 30, 2016 and May 2, 2015	3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended April 30, 2016 and May 2, 2015	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	29

Item 4:

Controls and Procedures	30

PART II: OTHER INFORMATION	31

Item 6:

Exhibits	31

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	April 30,	January 30,
	2016	2016
ASSETS
Current Assets:
Cash and cash equivalents	$26,953	$31,902
Accounts receivable, net	174,233	132,066
Inventories	153,673	182,750
Investments, at fair value	10,279	9,782
Prepaid income taxes	—	1,818
Prepaid expenses and other current assets	7,707	8,461

Total current assets	372,845	366,779

Property and equipment, net	64,763	63,908
Other intangible assets, net	187,702	187,919
Deferred income tax	470	442
Other assets	2,848	2,927

TOTAL	$628,628	$621,975

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$51,544	$103,684
Accrued expenses and other liabilities	27,036	26,497
Accrued interest payable	601	1,521
Income taxes payable	2,651	—
Unearned revenues	4,292	4,213
Deferred pension obligation	12,189	12,107

Total current liabilities	98,313	148,022

Senior subordinated notes payable, net	49,564	49,528
Senior credit facility	100,872	61,758
Real estate mortgages	21,112	21,318
Unearned revenues and other long-term liabilities	15,308	14,853
Deferred income taxes	35,449	35,015

Total long-term liabilities	222,305	182,472

Total liabilities	320,618	330,494

Commitment and contingencies
Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,567,017 shares issued and outstanding as of April 30, 2016 and 15,409,310 shares issued and outstanding as of January 30, 2016	156	154
Additional paid-in-capital	144,477	144,025
Retained earnings	176,060	161,810
Accumulated other comprehensive loss	(12,683)	(14,508)

Total equity	308,010	291,481

TOTAL	$628,628	$621,975

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	April 30,	May 2,
	2016	2015
Revenues:
Net sales	$250,875	$258,257
Royalty income	10,419	8,157

Total revenues	261,294	266,414
Cost of sales	166,210	176,314

Gross profit	95,084	90,100

Operating expenses:
Selling, general and administrative expenses	69,934	69,608
Depreciation and amortization	3,467	3,322

Total operating expenses	73,401	72,930
Loss on sale of long-lived assets	—	(697)

Operating income	21,683	16,473
Interest expense	2,025	3,627

Net income before income taxes	19,658	12,846
Income tax provision	5,408	3,435

Net income	$14,250	$9,411

Net income per share:
Basic	$0.96	$0.64

Diluted	$0.95	$0.62

Weighted average number of shares outstanding
Basic	14,810	14,649
Diluted	15,060	15,161

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended
	April 30,	May 2,
	2016	2015
Net income	$14,250	$9,411
Other Comprehensive income:
Foreign currency translation adjustments, net	1,663	938
Unrealized gain on pension liability, net of tax	155	135
Unrealized gain (loss) on investments	7	(7)

Total other comprehensive income	1,825	1,066

Comprehensive income	$16,075	$10,477

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	April 30,	May 2,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,250	$9,411
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,565	3,482
Provision for bad debts	404	250
Amortization of debt issue cost	103	163
Amortization of premiums and discounts	14	54
Amortization of unrealized (gain) loss on pension liability	155	135
Deferred income taxes	406	1,783
Share-based compensation	1,336	1,049
Loss on sale of long-lived assets	—	697
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	(41,451)	(43,443)
Inventories	30,226	30,553
Prepaid income taxes	1,878	908
Prepaid expenses and other current assets	1,194	773
Other assets	16	92
Accounts payable and accrued expenses	(53,081)	(42,726)
Accrued interest payable	(920)	(3,008)
Income taxes payable	2,157	—
Unearned revenues and other liabilities	667	104
Deferred pension obligation	81	55

Net cash used in operating activities	(39,000)	(39,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,098)	(3,319)
Purchase of investments	(2,455)	(2,640)
Proceeds from investments maturities	1,965	8,580
Proceeds on sale of intangible assets	—	2,500

Net cash (used in) provided by investing activities	(4,588)	5,121

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	123,995	90,036
Payments on senior credit facility	(84,881)	(80,366)
Payments on real estate mortgages	(212)	(206)
Payments on capital leases	(64)	(77)
Deferred financing fees	—	(569)
Proceeds from exercise of stock options	—	114
Tax benefit from exercise of equity instruments	—	396

Net cash provided by financing activities	38,838	9,328

Effect of exchange rate changes on cash and cash equivalents	(199)	408

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,949)	(24,811)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,902	43,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,953	$18,736

4	Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	April 30,	May 2,
	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,828	$6,418

Income taxes	$150	$57

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$39	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited condensed consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of the Securities and Exchange Commission on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP for annual financial statements. These condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2016, filed with the Securities and Exchange Commission on April 14, 2016.

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

In March 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30)”, which is simplifying the Presentation of Debt Issuance Costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim periods beginning after December 15, 2015. The Company adopted the accounting standard in the first quarter of fiscal 2017. Prior to the adoption, debt issuance costs were classified as other assets. This presentation change was applied retrospectively to the condensed consolidated balance sheet and consequently, amounts related to debt issuance costs are presented as a direct deduction of the corresponding debt liability for all periods presented.

The effect on the condensed consolidating balance sheet as of January 30, 2016, as a result of this change in presentation, is a decrease of ($0.5) million in other assets, and a decrease of ($0.5) million in senior subordinated notes payable.

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

In March 2016, the FASB issued ASU No. 2016-07, “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting,” which eliminates the requirement to retroactively adjust an investment that subsequently qualifies for equity method accounting (as a result of an increase in level of ownership interest or degree of influence) as if the equity method of accounting had been applied during all prior periods that the investment was held. The new standard requires that the investor add the cost of acquiring additional ownership interest in the investee to its current basis and prospectively adopt the equity method of accounting. Any unrealized gains or losses in an available-for-sale investment that subsequently qualifies as an equity method investment should be recognized in earnings at the date the investment qualifies as an equity method investment. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is part of the FASB’s Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which amends certain aspects of the FASB’s new revenue standard, ASU 2014-09, “Revenue from Contracts with Customers”, specifically the standard’s guidance on identifying performance obligations and the implementation guidance on licensing. The amendments clarify when promised goods or services are separately identifiable (i.e., distinct within the context of a contract), an important step in determining whether goods and services should be accounted for as separate performance obligations. In addition, the amendments allow entities to disregard goods or services that are immaterial in the context of a contract and provide an accounting policy election for accounting for certain shipping and handling activities. The amendments also clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property (IP), which will determine whether the entity recognizes revenue over time or at a point in time. The amendments revise the guidance to address how entities should apply the exception for sales- and usage-based royalties to licenses of IP, recognize revenue for licenses that are not separate performance obligations and evaluate different types of license restrictions (e.g., time-based, geography-based). The new guidance’s effective date and transition provisions are aligned with the requirements in the new revenue standard, which is not yet effective. The Company is currently evaluating the impact, if any, that the adoption of this ASU will have on the Company’s results of operations or the Company’s financial position.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	April 30,	January 30,
	2016	2016
	(in thousands)
Trade accounts	$192,668	$144,708
Royalties	3,986	5,892
Other receivables	1,841	1,769

Total	198,495	152,369
Less: allowances	(24,262)	(20,303)

Total	$174,233	$132,066

4. INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price, customs, duties, freight, and commissions to buying agents.

Inventories consisted of the following as of:

	April 30,	January 30,
	2016	2016
	(in thousands)
Finished goods	$153,581	$182,414
Raw materials and in process	92	336

Total	$153,673	$182,750

5. INVESTMENTS

The Company’s investments include certificates of deposit at April 30, 2016 and January 30, 2016. Certificates of deposit are classified as available-for-sale with $10.3 million with maturity dates within one year or less. The estimated fair value of the marketable securities is based on quoted prices in an active market (Level 1 fair value measures).

Investments consisted of the following as of April 30, 2016:

		Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	10,281	0	(2)	10,279

Total investments	$10,281	$0	$(2)	$10,279

Investments consisted of the following as of January 30, 2016:

		Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	9,791	0	(9)	9,782

Total investments	$9,791	$0	$(9)	$9,782

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	April 30,	January 30,
	2016	2016
	(in thousands)
Furniture, fixtures and equipment	$86,384	$84,634
Buildings and building improvements	19,916	19,462
Vehicles	556	523
Leasehold improvements	47,717	46,882
Land	9,430	9,430

Total	164,003	160,931
Less: accumulated depreciation and amortization	(99,240)	(97,023)

Total	$64,763	$63,908

The above table of property and equipment includes assets held under capital leases as of:

	April 30,	January 30,
	2016	2016
	(in thousands)
Furniture, fixtures and equipment	$810	$810
Less: accumulated depreciation and amortization	(249)	(182)

Total	$561	$628

For the three months ended April 30, 2016 and May 2, 2015, depreciation and amortization expense relating to property and equipment amounted to $3.3 million for each of the periods. These amounts include amortization expense for leased property under capital leases.

7. OTHER INTANGIBLE ASSETS

Trademarks

Trademarks included in other intangible assets, net, are considered indefinite-lived assets and totaled $184.1 million at April 30, 2016 and January 30, 2016.

On March 19, 2015, the Company entered into an agreement to sell the intellectual property of its C&C California brand to a third party. The sales price was $2.5 million, which was collected during the first quarter of fiscal 2016. In connection with this transaction, the Company recorded a loss of ($0.7) million in the licensing segment.

Other

Other intangible assets represent customer lists as of:

	April 30,	January 30,
	2016	2016
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(4,894)	(4,677)

Total	$3,556	$3,773

For the three months ended April 30, 2016 and May 2, 2015, amortization expense relating to customer lists amounted to approximately $0.2 million for each of the periods. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the table sets forth the estimated amortization expense for future periods based on recorded amounts as of January 30, 2016:

(in thousands)
2017	$868
2018	835
2019	793
2020	734
2021	543

8. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consisted of the following as of:

	April 30,	January 30,
	2016	2016
	(in thousands)
Total letter of credit facilities	$30,292	$30,286
Outstanding letters of credit	(11,395)	(11,395)

Total credit available	$18,897	$18,891

9. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $4.3 million and $3.8 million for the three months ended April 30, 2016 and May 2, 2015, respectively, and are included in selling, general and administrative expenses.

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

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended
	April 30,	May 2,
	2016	2015
	(in thousands, except per share data)
Numerator:
Net income	$14,250	$9,411
Denominator:
Basic-weighted average shares	14,810	14,649
Dilutive effect: equity awards	250	512

Diluted-weighted average shares	15,060	15,161

Basic income per share	$0.96	$0.64

Diluted income per share	$0.95	$0.62

Antidilutive effect:(1)	804	479

(1)	Represents weighted average of stock options to purchase shares of common stock, SARS and restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

11. EQUITY

The following table reflects the changes in equity:

Changes in Equity
(in thousands)
Equity at January 30, 2016	$291,481
Comprehensive income	16,075
Share transactions under employee equity compensation plans	454

Equity at April 30, 2016	$308,010

Equity at January 31, 2015	$302,017
Comprehensive income	10,477
Share transactions under employee equity compensation plans	895

Equity at May 2, 2015	$313,389

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, net of tax:

	Unrealized	Foreign	Unrealized
	(Loss) Gain on	Currency Translation	Gain (Loss) on
	Pension Liability	Adjustments, Net	Investments	Total
	(in thousands)
Balance, January 30, 2016	$(7,368)	$(7,131)	$(9)	$(14,508)
Other comprehensive income before reclassifications	—	1,663	7	1,670
Amounts reclassified from accumulated other comprehensive income	155	—	—	155

Balance, April 30, 2016	$(7,213)	$(5,468)	$(2)	$(12,683)

	Unrealized	Foreign	Unrealized
	(Loss) Gain on	Currency Translation	(Loss) Gain on
	Pension Liability	Adjustments, Net	Investments	Total
	(in thousands)
Balance, January 31, 2015	$(8,085)	$(4,774)	$7	$(12,852)
Other comprehensive income before reclassifications	—	938	(7)	931
Amounts reclassified from accumulated other comprehensive income	135	—	—	135

Balance, May 2, 2015	$(7,950)	$(3,836)	$—	$(11,786)

A summary of the impact on the condensed consolidated statement of income line items is as follows:

	Three Months Ended
	April 30, 2016	May 2, 2015
	(in thousands)
Amortization of defined benefit pension items
Actuarial gains	$155	$135	Selling, general and administrative expenses
Tax provision	—	—

Total, net of tax	$155	$135

13. INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2011 through fiscal 2016 are open tax years. The Company’s state and foreign tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to open tax years from fiscal 2005 through fiscal 2017, depending on each state’s particular statute of limitation. As of April 30, 2016, the fiscal 2011, 2012 and 2013 U.S. federal income tax returns are under examination as well as various state, local, and foreign income tax returns, by various taxing authorities.

The Company has a $1.1 million liability recorded for unrecognized tax benefits as of January 30, 2016, which includes interest and penalties of $0.2 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three months ended April 30, 2016, the total amount of unrecognized tax benefits increased by approximately $50,000. The change to the total amount of the unrecognized tax benefit for the three months ended April 30, 2016 included an increase in interest and penalties of approximately $26,000.

The Company does not currently anticipate a resolution within the next twelve months for any of the remaining unrecognized tax benefits as of April 30, 2016. The statute of limitations related to the Company’s fiscal 2011, 2012 and 2013 U.S. federal tax years has been extended as part of the examination and is not expected to lapse within the next twelve months.

At the end of fiscal 2016, the Company maintained a $46.2 million valuation allowance against its remaining domestic deferred tax asset; including, but not limited to, the federal net operating loss carryforward and the U.S. state net operating loss carryforwards, whose utilization is not restricted by factors beyond the Company’s control. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. An accumulation of recent pretax losses is considered strong negative evidence in that evaluation. Although the Company recognized pretax earnings in the first quarter of fiscal 2017, by itself that does not represent sufficient positive evidence that the deferred tax asset will be realized to warrant removing the valuation allowances established against the U.S. deferred tax assets. Deferred tax assets without valuation allowances remain in certain foreign tax jurisdictions, where supported by the evidence.

14. STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED SHARES

During the three months ended April 30, 2016, the Company granted an aggregate of 86,173 shares of restricted stock to certain key employees, which vest primarily over a three-year period, at an estimated value of $1.6 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the three months ended April 30, 2016, the Company granted performance based restricted stock to certain key employees. Such stock generally vests 100% in April 2019, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. A total of 184,044 shares of performance-based restricted stock were issued at an estimated value of $1.9 million.

During the three months ended April 30, 2016, a total of 159,862 shares of restricted stock vested, of which 46,000 shares were withheld to cover the employees’ statutory income tax requirements. The estimated value of the withheld shares was $0.9 million.

15. SEGMENT INFORMATION

The Company has four reportable segments: Men’s Sportswear and Swim, Women’s Sportswear, Direct-to-Consumer and Licensing. The Men’s Sportswear and Swim and Women’s Sportswear segments derive revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. The Direct-to-Consumer segment derives its revenues from the sale of the Company’s branded and licensed products through the Company’s retail stores and e-commerce platforms. The Licensing segment derives its revenues from royalties associated from the use of the Company’s brand names, principally Perry Ellis, Original Penguin, Laundry, Gotcha, Pro Player, Farah, Ben Hogan, John Henry, Jantzen, and Savane.

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	Three Months Ended
	April 30,	May 2,
	2016	2015
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$197,925	$198,453
Women’s Sportswear	32,489	38,823
Direct-to-Consumer	20,461	20,981
Licensing	10,419	8,157

Total revenues	$261,294	$266,414

Depreciation and amortization:
Men’s Sportswear and Swim	$1,897	$1,875
Women’s Sportswear	614	500
Direct-to-Consumer	896	904
Licensing	60	43

Total depreciation and amortization	$3,467	$3,322

Operating income (loss):
Men’s Sportswear and Swim	$16,942	$11,330
Women’s Sportswear	(351)	1,382
Direct-to-Consumer	(3,372)	(1,866)
Licensing (1)	8,464	5,627

Total operating income	$21,683	$16,473
Total interest expense	2,025	3,627

Total net income before income taxes	$19,658	$12,846

(1)	Operating income for the licensing segment for the three months ended May 2, 2015 includes a loss on sale of long-lived assets in the amount of ($0.7) million. See footnote 7 to the unaudited condensed consolidated financial statements for further information.

16. BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the first quarter of fiscal 2017 and 2016:

	Three Months Ended
	April 30,	May 2,
	2016	2015
	(in thousands)
Service cost	$63	$63
Interest cost	124	337
Expected return on plan assets	(87)	(658)
Amortization of net gain	155	135

Net periodic benefit cost (income)	$255	$(123)

17. SENIOR SUBORDINATED NOTES PAYABLE

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

On April 6, 2015, the Company elected to call for the partial redemption of $100 million of its $150 million 7 7 / 8 % senior subordinated notes due 2019 and a notice of redemption was sent to all registered holders of the senior subordinated notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, the Company completed the redemption of the $100 million of its senior subordinated notes. The Company incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption, including the redemption premium as well as the write-off of note issuance costs. At April 30, 2016, the balance of the 7 7 / 8 % senior subordinated notes totaled $49.6 million, net of debt issuance cost in the amount of $0.4 million. At January 30, 2016, the balance of the 7 7 / 8 % senior subordinated notes totaled $49.5 million, net of debt issuance cost in the amount of $0.5 million.

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

18. SENIOR CREDIT FACILITY

On April 22, 2015, the Company amended and restated its existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The Credit Facility has been extended through April 30, 2020 (“Maturity Date”). In connection with this amendment and restatement, the Company paid fees in the amount of $0.6 million. These fees will be amortized over the term of the credit facility as interest expense. At April 30, 2016, the Company had outstanding borrowings of $100.9 million under the Credit Facility. At January 30, 2016, the Company had outstanding borrowings of $61.8 million, under the Credit Facility.

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

Security. As security for the indebtedness under the Credit Facility, the Company granted to the lenders a first priority security interest (subject to liens permitted under the Credit Facility to be senior thereto) in substantially all of its existing and future assets, including, without limitation, accounts receivable, inventory, deposit accounts, general intangibles, equipment and capital stock or membership interests, as the case may be, of certain subsidiaries, and real estate, but excluding its non-U.S. subsidiaries and all of its trademark portfolio.

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

Real estate mortgages. (classified within Level 2 of the valuation hierarchy)—The carrying amounts of the real estate mortgages were approximately $21.9 and $22.0 million at April 30, 2016 and January 30, 2016, respectively. The carrying values of the real estate mortgages at April 30, 2016 and January 30, 2016, approximate their fair values since the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 1 of the valuation hierarchy)—The carrying amounts of the 7 7 / 8 % senior subordinated notes payable were approximately $49.6 million and $49.5 million at April 30, 2016 and January 30, 2016. The fair value of the 7 7 / 8 % senior subordinated notes payable was approximately $52.0 million and $49.0 million as of April 30, 2016 and January 30, 2016, respectively, based on quoted market prices.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

20. COMMITMENTS AND CONTINGENCIES

On April 20, 2016, the Company entered into an employment agreement with George Feldenkreis, the Company’s Executive Chairman. The term of the employment agreement shall continue until the death, or termination of the employment agreement by the Company or Mr. Feldenkreis. He will be paid a base salary of not less than $750,000 per year during the term of employment and, among other things, a lump sum payment of $1.0 million upon the termination of his employment in most circumstances. Additionally, he is entitled to participate in the Company’s incentive compensation plans.

On April 20, 2016, the Company entered into an employment agreement with Oscar Feldenkreis, the Company’s Vice Chairman of the Board of Directors, Chief Executive Officer and President. The term of the employment agreement ends on February 2, 2019. Pursuant to the employment agreement he will be paid a base salary of not less than $1,350,000 per year during the term of his employment with the Company. Additionally, he is entitled to participate in the Company’s incentive compensation plans.

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a combined, or where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of April 30, 2016 and January 30, 2016 and for the three months ended April 30, 2016 and May 2, 2015. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF APRIL 30, 2016

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$3,399	$23,554	$—	$26,953
Accounts receivable, net	—	146,714	27,519	—	174,233
Intercompany receivable, net	82,603	—	—	(82,603)	—
Inventories	—	129,936	23,737	—	153,673
Investment, at fair value	—	—	10,279	—	10,279
Prepaid expenses and other current assets	—	6,977	730	—	7,707

Total current assets	82,603	287,026	85,819	(82,603)	372,845
Property and equipment, net	—	61,980	2,783	—	64,763
Other intangible assets, net	—	155,370	32,332	—	187,702
Deferred income taxes	—	—	470	—	470
Investment in subsidiaries	278,966	—	—	(278,966)	—
Other assets	—	2,043	805	—	2,848

TOTAL	$361,569	$506,419	$122,209	$(361,569)	$628,628

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$—	$46,847	$4,697	$—	$51,544
Accrued expenses and other liabilities	—	22,275	4,761	—	27,036
Accrued interest payable	601	—	—	—	601
Income taxes payable	3,394	190	763	(1,696)	2,651
Unearned revenues	—	3,141	1,151	—	4,292
Deferred pension obligation	—	12,124	65	—	12,189
Intercompany payable, net	—	68,566	20,116	(88,682)	—

Total current liabilities	3,995	153,143	31,553	(90,378)	98,313

Senior subordinated notes payable, net	49,564	—	—	—	49,564
Senior credit facility	—	100,872	—	—	100,872
Real estate mortgages	—	21,112	—	—	21,112
Unearned revenues and other long-term liabilities	—	15,073	235	—	15,308
Deferred income taxes	—	33,753	—	1,696	35,449

Total long-term liabilities	49,564	170,810	235	1,696	222,305

Total liabilities	53,559	323,953	31,788	(88,682)	320,618

Total equity	308,010	182,466	90,421	(272,887)	308,010

TOTAL	$361,569	$506,419	$122,209	$(361,569)	$628,628

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JANUARY 30, 2016

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$775	$31,127	$—	$31,902
Accounts receivable, net	—	106,018	26,048	—	132,066
Intercompany receivable, net	74,091	—	—	(74,091)	—
Inventories	—	155,703	27,047	—	182,750
Investment, at fair value	—	—	9,782	—	9,782
Deferred income taxes	—	—	—	—	—
Prepaid income taxes	1,017	—	—	801	1,818
Prepaid expenses and other current assets	—	7,426	1,035	—	8,461

Total current assets	75,108	269,922	95,039	(73,290)	366,779
Property and equipment, net	—	61,260	2,648	—	63,908
Other intangible assets, net	—	155,587	32,332	—	187,919
Investment in subsidiaries	267,422	—	—	(267,422)	—
Deferred income taxes	—	—	442	—	442
Other assets	—	2,150	777	—	2,927

TOTAL	$342,530	$488,919	$131,238	$(340,712)	$621,975

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$—	$89,961	$13,723	$—	$103,684
Accrued expenses and other liabilities	—	21,524	4,973	—	26,497
Accrued interest payable	1,521	—	—	—	1,521
Income taxes payable	—	623	272	(895)	—
Unearned revenues	—	2,952	1,261	—	4,213
Deferred pension obligation	—	12,025	82	—	12,107
Intercompany payable, net	—	60,384	21,449	(81,833)	—

Total current liabilities	1,521	187,469	41,760	(82,728)	148,022

Senior subordinated notes payable, net	49,528	—	—	—	49,528
Senior credit facility	—	61,758	—	—	61,758
Real estate mortgages	—	21,318	—	—	21,318
Unearned revenues and other long-term liabilities	—	14,608	245	—	14,853
Deferred income taxes	—	33,319	—	1,696	35,015

Total long-term liabilities	49,528	131,003	245	1,696	182,472

Total liabilities	51,049	318,472	42,005	(81,032)	330,494

Total equity	291,481	170,447	89,233	(259,680)	291,481

TOTAL	$342,530	$488,919	$131,238	$(340,712)	$621,975

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2016

(amounts in thousands)

			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$224,905	$25,970	$—	$250,875
Royalty income	—	7,214	3,205	—	10,419

Total revenues	—	232,119	29,175	—	261,294
Cost of sales	—	148,976	17,234	—	166,210

Gross profit	—	83,143	11,941	—	95,084
Operating expenses:
Selling, general and administrative expenses	—	61,433	8,501	—	69,934
Depreciation and amortization	—	3,191	276	—	3,467

Total operating expenses	—	64,624	8,777	—	73,401

Operating income	—	18,519	3,164	—	21,683
Interest expense	—	2,034	(9)	—	2,025

Net income before income taxes	—	16,485	3,173	—	19,658
Income tax provision	—	4,466	942	—	5,408

Equity in earnings of subsidiaries, net	14,250	—	—	(14,250)	—

Net income	14,250	12,019	2,231	(14,250)	14,250

Other comprehensive income	1,825	155	1,670	(1,825)	1,825

Comprehensive income	$16,075	$12,174	$3,901	$(16,075)	$16,075

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30, 2016

(amounts in thousands)

			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$6,192	$(40,153)	$(7,745)	$2,706	$(39,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3,742)	(356)	—	(4,098)
Purchase of investments	—	—	(2,455)	—	(2,455)
Proceeds from investments maturities	—	—	1,965	—	1,965
Intercompany transactions	(5,993)	—	—	5,993	—

Net cash used in investing activities	(5,993)	(3,742)	(846)	5,993	(4,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	123,995	—	—	123,995
Payments on senior credit facility	—	(84,881)	—	—	(84,881)
Payments on real estate mortgages	—	(212)	—	—	(212)
Payments on capital leases	—	(64)	—	—	(64)
Dividends paid to stockholder	—	—	2,706	(2,706)	—
Intercompany transactions	—	7,681	(1,489)	(6,192)	—

Net cash provided by financing activities	—	46,519	1,217	(8,898)	38,838
Effect of exchange rate changes on cash and cash equivalents	(199)	—	(199)	199	(199)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	2,624	(7,573)	—	(4,949)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	775	31,127	—	31,902

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$3,399	$23,554	$—	$26,953

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended January 30, 2016, filed with the Securities and Exchange Commission on April 14, 2016.

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 30, 2016 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets and the measurement of retirement related benefits. We believe that there have been no significant changes to our critical accounting policies during the three months ended April 30, 2016 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 30, 2016.

Results of Operations

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income by segment, the most directly comparable GAAP financial measure:

	Three Months Ended
	April 30,	May 2,
	2016	2015
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$197,925	$198,453
Women’s Sportswear	32,489	38,823
Direct-to-Consumer	20,461	20,981
Licensing	10,419	8,157

Total revenues	$261,294	$266,414

	Three Months Ended
	April 30, 2016	May 2, 2015
	(in thousands)
Reconciliation of operating income to EBITDA
Operating income (loss) by segment:
Men’s Sportswear and Swim	$16,942	$11,330
Women’s Sportswear	(351)	1,382
Direct-to-Consumer	(3,372)	(1,866)
Licensing	8,464	5,627

Total operating income	$21,683	$16,473

Add:
Depreciation and amortization
Men’s Sportswear and Swim	$1,897	$1,875
Women’s Sportswear	614	500
Direct-to-Consumer	896	904
Licensing	60	43

Total depreciation and amortization	$3,467	$3,322

EBITDA by segment:
Men’s Sportswear and Swim	$18,839	$13,205
Women’s Sportswear	263	1,882
Direct-to-Consumer	(2,476)	(962)
Licensing	8,524	5,670

Total EBITDA	$25,150	$19,795

EBITDA margin by segment
Men’s Sportswear and Swim	9.5%	6.7%
Women’s Sportswear	0.8%	4.8%
Direct-to-Consumer	(12.1%)	(4.6%)
Licensing	81.8%	69.5%
Total EBITDA margin	9.6%	7.4%

EBITDA consists of earnings before interest, depreciation and amortization, and income taxes. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, and does not represent cash flow from operations. The most directly comparable GAAP financial measure, presented above, is operating income. EBITDA and EBITDA margin are presented solely as a supplemental disclosure because management believes that they are a common measure of operating performance in the apparel industry.

The following is a discussion of the results of operations for the three month period in the first quarter of the fiscal year ending January 28, 2017 (“fiscal 2017”) compared with the three month period in the first quarter of the fiscal year ended January 30, 2016 (“fiscal 2016”).

Results of Operations—three months ended April 30, 2016 compared to the three months ended May 2, 2015.

Net sales. Men’s Sportswear and Swim net sales for the three months ended April 30, 2016 were $197.9 million, a decrease of $0.6 million, or 0.3%, from $198.5 million for the three months ended May 2, 2015. The net sales decrease was attributed primarily to a 3% decrease due to exited brands coupled with the negative impact in our special markets programs, partially offset by increases in our core Perry Ellis and Original Penguin collections, and golf lifestyle apparel business.

Women’s Sportswear net sales for the three months ended April 30, 2016 were $32.5 million, a decrease of $6.3 million, or 16.2%, from $38.8 million for the three months ended May 2, 2015. The net sales decrease was primarily due to the sale of C&C California in the prior year and our planned decrease in special markets programs.

Direct-to-Consumer net sales for the three months ended April 30, 2016 were $20.5 million, a decrease of $0.5 million, or 2.4%, from $21.0 million for the three months ended May 2, 2015. The decrease was driven by a retail stores sales decline of 1.3% in comparable same store sales for the direct to consumer business, coupled with two net fewer stores as compared to the prior period.

Royalty income. Royalty income for the three months ended April 30, 2016 was $10.4 million, an increase of $2.2 million, or 26.8%, from $8.2 million for the three months ended May 2, 2015. Royalty income increases were attributed to increases in our Perry Ellis and Original Penguin brands as well as the new licenses signed last year, and from our continuing initiatives to upgrade our licensing partners. For the remainder of the year, we anticipate even royalty income, compared to the prior quarter periods.

Gross profit. Gross profit was $95.1 million for the three months ended April 30, 2016, an increase of $5.0 million, or 5.5%, from $90.1 million for the three months ended May 2, 2015. This increase is attributed to the sales mix composition described above and the factors described within the gross profit margin section below.

Gross profit margin. As a percentage of total revenue, gross profit margins were 36.4% for the three months ended April 30, 2016, as compared to 33.8% for the three months ended May 2, 2015, an increase of 260 basis points. The increase is attributed to stronger product margins and reduced markdowns in our men’s collection, golf apparel and Nike businesses as well as an increase in royalty income and consolidation in our foreign buying offices and freight services.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended April 30, 2016 were $69.9 million, an increase of $0.3 million, or 0.4%, from $69.6 million for the three months ended May 2, 2015. The increase is attributed to slightly higher incentive compensation accruals, partially offset by reduced costs resulting from our infrastructure review.

EBITDA. Men’s Sportswear and Swim EBITDA margin for the three months ended April 30, 2016 increased by 280 basis points to 9.5% from 6.7% for the three months ended May 2, 2015. The EBITDA margin was favorably impacted by the increase in gross profit and margins in our men’s collection, golf apparel and Nike businesses. Because of this increase, we were able to realize a favorable leverage in selling, general and administrative expenses, more specifically on payroll and advertising expenses.

Women’s Sportswear EBITDA margin for the three months ended April 30, 2016 decreased to 0.8%, from 4.8% for the three months ended May 2, 2015. The EBITDA margin was unfavorably impacted by the decrease in net sales described above. Because of this decrease in revenue, we were not able to realize favorable leverage in selling, general and administrative expenses.

Direct-to-Consumer EBITDA margin for the three months ended April 30, 2016 decreased 750 basis points to (12.1%), from (4.6%) for the three months ended May 2, 2015. The decrease was attributable to the decrease of revenue from our stores, as described above. Additionally, selling, general and administrative expenses were unfavorably impacted by increases in rent as we renewed some of our leases at higher rates.

Licensing EBITDA margin for the three months ended April 30, 2016 increased to 81.8%, from 69.5% for the three months ended May 2, 2015. The EBITDA margin was favorably impacted by the increase in royalty income described above. Also, as described below, during the three months ended May 2, 2015, we had a loss on the sale of the C&C California brand, which was the primary reason for the lower EBITDA margin in the first quarter of fiscal 2016.

Depreciation and amortization. Depreciation and amortization for the three months ended April 30, 2016, was $3.5 million, an increase of $0.2 million, or 6.1%, from $3.3 million for the three months ended May 2, 2015. The increase is attributed to depreciation related to our capital expenditures, primarily in the direct-to-consumer segment, and leasehold improvements made during fiscal 2016.

Loss on sale of long-lived assets. During the first quarter of fiscal 2016, we entered into an agreement to sell the intellectual property of our C&C California brand to a third party. As a result of this transaction, we recorded a loss of ($0.7) million in the licensing segment.

Interest expense. Interest expense for the three months ended April 30, 2016, was $2.0 million, a decrease of $1.6 million, or 44.4%, from $3.6 million for the three months ended May 2, 2015. The decrease was primarily attributable to a decrease in interest resulting from the partial redemption of $100 million of our senior subordinated notes during the second quarter of fiscal 2016. This decrease was partially offset by a higher average amount borrowed on our credit facility as compared to the prior year period. The increase in the credit facility was due to its use for the redemption of the notes as discussed above.

Income taxes. The income tax expense for the three months ended April 30, 2016, was $5.4 million, an increase of $2.0 million, as compared to $3.4 million for the three months ended May 2, 2015. For the three months ended April 30, 2016, our effective tax rate was 27.5% as compared to 26.7% for the three months ended May 2, 2015. The overall change in the effective tax rate is attributed to the current year impact of the valuation allowance on domestic taxes and a change in the ratio of income between domestic and foreign operations, of which the domestic operations are taxed at higher statutory tax rates.

Net income. Net income for the three months ended April 30, 2016 was $14.3 million, an increase of $4.9 million, or 52.1%, as compared to $9.4 million for the three months ended May 2, 2015. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, pension funding requirements, acquisitions, and capital expenditures. We believe that our working capital requirements will increase for this year as we continue to expand internationally. As of April 30, 2016, our total working capital was $274.5 million as compared to $218.8 million as of January 30, 2016 and $265.5 million as of May 2, 2015. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs and capital expenditure needs over the next year.

We consider the undistributed earnings of our foreign subsidiaries as of April 30, 2016, to be indefinitely reinvested and, accordingly, no United States income taxes have been provided thereon. As of April 30, 2016, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $23.6 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Net cash used in operating activities was $39.0 million for the three months ended April 30, 2016, as compared to cash used in operating activities of $39.7 million for the three months ended May 2, 2015.

The cash used in operating activities for three months ended April 30, 2016, is primarily attributable to an increase in accounts receivable of $41.5 million and a decrease in accounts payable and accrued expenses of $53.1 million; which was partially offset by a decrease in inventory of $30.2 million associated with strong inventory management, an increase in income taxes payable of $2.2 million, a decrease in prepaid expenses and other current assets of $1.2 million, and a decrease in prepaid income taxes of $1.9 million. Our inventory turnover ratio remained constant at 3.6 as compared to the prior period because of our continued tight inventory management.

The cash used in operating activities for three months ended May 2, 2015, is primarily attributable to an increase in accounts receivable of $43.4 million, an increase in accounts payable and accrued expenses of $42.7 million and an increase in accrued interest payable of $3.0 million; which was partially offset by a decrease in inventory of $30.6 million associated with strong inventory management. As a result of the increase in sales for the first quarter of fiscal 2016 as compared to prior quarter, our inventory turnover ratio increased to 3.6 as compared to 3.3 for the comparable quarter in fiscal 2015.

Net cash used in investing activities was $4.6 million for the three months ended April 30, 2016, as compared to cash provided by investing activities of $5.1 million for the three months ended May 2, 2015. The net cash used in investing activities during the first three months of fiscal 2017 primarily reflects the purchase of property and equipment of $4.1 million primarily for leaseholds and the purchase of investments of $2.5 million; partially offset by the proceeds from the maturities of investments in the amount of $2.0 million. We anticipate capital expenditures during the remainder of fiscal 2017 of $8.0 million to $9.0 million in new leasehold improvements, technology, systems, retail stores, and other expenditures.

The net cash provided by investing activities during the three months ended May 2, 2015 primarily reflects the proceeds from the maturities of investments in the amount of $8.6 million and proceeds on sale of the C&C California brand in the amount of $2.5 million; offset by the purchase of property and equipment of $3.3 million primarily for leaseholds and the purchase of investments of $2.6 million.

Net cash provided by financing activities was $38.8 million for the three months ended April 30, 2016, as compared to net cash provided by financing activities of $9.3 million for the three months ended May 2, 2015. The net cash provided during the first three months of fiscal 2017 primarily reflects net borrowings on our senior credit facility of $39.1 million; which was partially offset by $0.2 million in payments on our mortgage loans.

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

There have been no open market purchases during fiscal 2017. Total purchases under the plan to date amount to approximately $58.6 million.

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

On April 6, 2015, we elected to call for the partial redemption of $100 million of our $150 million 7 7 / 8 % senior subordinated notes due 2019 and a notice of redemption was sent to all registered holders of the senior subordinated notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, we completed the redemption of the $100 million of our senior subordinated notes. We incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption, including the redemption premium as well as the write-off of note issuance costs. At April 30, 2016, the balance of the 7 7 / 8 % senior subordinated notes totaled $49.6 million, net of debt issuance costs in the amount of $0.4 million. At January 30, 2016, the balance of the 7 7 / 8 % senior subordinated notes totaled $49.5 million, net of debt issuance costs in the amount of $0.5 million.

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

Senior Credit Facility

On April 22, 2015, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The Credit Facility has been extended through April 30, 2020 (“Maturity Date”). In connection with this amendment and restatement, we paid fees in the amount of $0.6 million. These fees will be amortized over the term of the credit facility as interest expense. At April 30, 2016, we had outstanding borrowings of $100.9 million, under the Credit Facility. At January 30, 2016, we had outstanding borrowings of $61.8 million, under the Credit Facility.

Certain Covenants. The Credit Facility contains certain financial and other covenants, which, among other things, require the Company to maintain a minimum fixed charge coverage ratio if availability falls below certain thresholds. We are not aware of any non-compliance with any of our covenants in this Credit Facility. These covenants may restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness and liens in certain circumstances, redeem or repurchase capital stock, make certain investments or sell assets. We may pay cash dividends subject to certain restrictions set forth in the covenants including, but not limited to, meeting a minimum excess availability threshold and no occurrence of a default. We could be materially harmed if we violate any covenants, as the lenders under the Credit Facility could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, the lenders could proceed against our assets and the assets of our subsidiaries that are borrowers or guarantors. In addition, a covenant violation that is not cured or waived by the lenders could also constitute a cross-default under certain of our other outstanding indebtedness, such as the indenture relating to our 7 7 / 8 % senior subordinated notes due April 1, 2019, our letter of credit facilities, or our real estate mortgage loans. A cross-default could result in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy. Additionally, our Credit Facility includes a subjective acceleration clause if a “material adverse change” in our business occurs. We believe that the likelihood of the lender exercising this right is remote.

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

Letter of Credit Facilities

As of April 30, 2016, we maintained one U.S. dollar letter of credit facility totaling $30.0 million and one letter of credit facility totaling $0.3 million utilized by our United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

During the first quarter of fiscal 2016, a $15 million line of credit expired and was not renewed. During fiscal 2016, we decreased the letter of credit sublimit in our Senior Credit Facility to $30.0 million. At April 30, 2016 and January 30, 2016, there was $18.9 million, available under the existing letter of credit facilities.

Real Estate Mortgage Loans

In July 2010, we paid off our then existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. The interest rate has been modified since the refinancing date. The interest rate was 4.25% per annum and monthly payments of principal and interest of $71,000 were due, based on a 25-year amortization with the outstanding principal due at maturity. In July 2013, we amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 3.9% per annum and the terms were restated to reflect new monthly payments of principal and interest of $69,000, based on a 25-year amortization with the outstanding principal due at maturity. At April 30, 2016, the balance of the real estate mortgage loan totaled $11.0 million, net of discount, of which $361,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on January 23, 2019. The mortgage loan has been refinanced and the interest rate has been modified since such date. The interest rate was 4.00% per annum and quarterly payments of principal and interest of approximately $248,000 were due, based on a 20-year amortization with the outstanding principal due at maturity. In January 2014, we again amended the mortgage loan to modify the interest rate. The interest rate was reduced to 3.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of approximately $68,000, based on a 20-year amortization with the outstanding principal due at maturity. At April 30, 2016, the balance of the real estate mortgage loan totaled $11.0 million, net of discount, of which approximately $464,000 is due within one year.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our financial position and results of operations as of and for the three months ended April 30, 2016.

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

Item 4: Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2016 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Exhibit Description	Where Filed

10.74	Employment Agreement dated April 20, 2016, by and between Perry Ellis International, Inc. and George Feldenkreis (1)	Filed herewith.

10.75	Employment Agreement dated April 20, 2016, by and between Perry Ellis International, Inc. and Oscar Feldenkreis (1)	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to Section 1350	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to Section 1350	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

(1)	Management Contract or Compensation Plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

June 7, 2016	By:	/S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer)