Form 10-Q
period 2016-07-30
PERRY ELLIS INTERNATIONAL, INC
filed 2016-09-02
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 30, 2016

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

The number of shares outstanding of the registrant’s common stock is 15,496,000 (as of August 29, 2016).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of July 30, 2016 and January 30, 2016	1

Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended July 30, 2016 and August 1, 2015	2

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited) for the three and six months ended July 30, 2016 and August 1, 2015	3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended July 30, 2016 and August 1, 2015	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	35

Item 4:

Controls and Procedures	35

PART II: OTHER INFORMATION

Item 6:

Exhibits	36

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	July 30, 2016	January 30, 2016
ASSETS

Current Assets:
Cash and cash equivalents	$27,882	$31,902
Accounts receivable, net	120,639	132,066
Inventories	134,414	182,750
Investments, at fair value	13,633	9,782
Prepaid income taxes	—	1,818
Prepaid expenses and other current assets	8,347	8,461

Total current assets	304,915	366,779

Property and equipment, net	63,796	63,908
Other intangible assets, net	187,485	187,919
Deferred income tax	392	442
Other assets	2,757	2,927

TOTAL	$559,345	$621,975

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$55,740	$103,684
Accrued expenses and other liabilities	22,879	26,497
Accrued interest payable	1,487	1,521
Income taxes payable	459	—
Unearned revenues	3,857	4,213
Deferred pension obligation	12,206	12,107

Total current liabilities	96,628	148,022

Senior subordinated notes payable, net	49,600	49,528
Senior credit facility	33,865	61,758
Real estate mortgages	20,873	21,318
Unearned revenues and other long-term liabilities	18,464	14,853
Deferred income taxes	36,007	35,015

Total long-term liabilities	158,809	182,472

Total liabilities	255,437	330,494

Commitment and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,609,579 shares issued and outstanding as of July 30, 2016 and 15,409,310 shares issued and outstanding as of January 30, 2016	156	154
Additional paid-in-capital	146,868	144,025
Retained earnings	172,495	161,810
Accumulated other comprehensive loss	(15,611)	(14,508)

Total equity	303,908	291,481

TOTAL	$559,345	$621,975

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Revenues:
Net sales	$193,341	$204,638	$444,216	$462,895
Royalty income	8,312	8,661	18,731	16,818

Total revenues	201,653	213,299	462,947	479,713
Cost of sales	127,822	137,357	294,032	313,671

Gross profit	73,831	75,942	168,915	166,042

Operating expenses:
Selling, general and administrative expenses	72,654	68,254	142,588	137,862
Depreciation and amortization	3,716	3,446	7,183	6,768

Total operating expenses	76,370	71,700	149,771	144,630
Loss on sale of long-lived assets	—	—	—	(697)

Operating (loss) income	(2,539)	4,242	19,144	20,715
Costs of early extinguishment of debt	—	5,121	—	5,121
Interest expense	1,889	1,943	3,914	5,570

Net (loss) income before income taxes	(4,428)	(2,822)	15,230	10,024
Income tax (benefit) provision	(863)	(1,541)	4,545	1,894

Net (loss) income	$(3,565)	$(1,281)	$10,685	$8,130

Net (loss) income per share:
Basic	$(0.24)	$(0.09)	$0.72	$0.55

Diluted	$(0.24)	$(0.09)	$0.71	$0.53

Weighted average number of shares outstanding
Basic	14,953	15,048	14,882	14,849
Diluted	14,953	15,048	15,139	15,283

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net (loss) income	$(3,565)	$(1,281)	$10,685	$8,130

Other Comprehensive income:
Foreign currency translation adjustments, net	(3,093)	153	(1,430)	1,091
Unrealized gain on pension liability, net of tax	155	135	310	270
Unrealized gain (loss) on investments	10	—	17	(7)

Total other comprehensive (loss) income	(2,928)	288	(1,103)	1,354

Comprehensive (loss) income	$(6,493)	$(993)	$9,582	$9,484

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	July 30, 2016	August 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,685	$8,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,382	7,087
Provision for bad debts	478	279
Amortization of debt issue cost	205	266
Amortization of premiums and discounts	28	94
Amortization of unrealized (gain) loss on pension liability	310	270
Costs on early extinguishment of debt	—	1,158
Deferred income taxes	1,042	1,613
Share-based compensation	3,786	2,286
Loss on sale of long-lived assets	—	697
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	10,087	13,199
Inventories	47,604	30,149
Prepaid income taxes	1,874	190
Prepaid expenses and other current assets	110	(759)
Other assets	37	107
Accounts payable and accrued expenses	(52,572)	(41,175)
Accrued interest payable	(34)	(2,534)
Income taxes payable	344	—
Unearned revenues and other liabilities	3,469	(666)
Deferred pension obligation	99	85

Net cash provided by operating activities	34,934	20,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,609)	(7,345)
Purchases of investments	(9,039)	(2,641)
Proceeds from investment maturities	5,205	11,860
Proceeds on sale of intangible assets	—	2,500

Net cash (used in) provided by investing activities	(10,443)	4,374

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	179,380	255,065
Payments on senior credit facility	(207,273)	(196,854)
Payments on senior subordinated notes	—	(100,000)
Payments on real estate mortgages	(423)	(410)
Payments on capital leases	(129)	(77)
Deferred financing fees	—	(569)
Proceeds from exercise of stock options	5	1,339
Tax benefit from exercise of equity instruments	—	(201)

Net cash used in financing activities	(28,440)	(41,707)

Effect of exchange rate changes on cash and cash equivalents	(71)	575

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,020)	(16,282)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,902	43,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,882	$27,265

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Continued

(amounts in thousands)

	Six Months Ended
	July 30, 2016	August 1, 2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,715	$7,746

Income taxes	$700	$366

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$407	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited condensed consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of the Securities and Exchange Commission on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP for annual financial statements. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2016, filed with the Securities and Exchange Commission on April 14, 2016.

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which amends certain aspects of the new revenue standard, ASU 2014-09, “Revenue from Contracts with Customers”. The amendments are intended to provide clarifying guidance in a few narrow areas such as collectability, contract modifications, completed contracts at transition, and non-cash considerations. The new guidance’s effective date and transition provisions are aligned with the requirements in the new revenue standard, which is not yet effective. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which provides guidance for the accounting for credit losses on instruments within its scope. The amendments guide on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. The amendments require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments also require that credit losses on available-for-sale debt securities be presented as an allowance. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	July 30, 2016	January 30, 2016
	(in thousands)
Trade accounts	$133,691	$144,708
Royalties	4,442	5,892
Other receivables	1,011	1,769

Total	139,144	152,369
Less: allowances	(18,505)	(20,303)

Total	$120,639	$132,066

4. INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price, customs, duties, freight, and commissions to buying agents.

Inventories consisted of the following as of:

	July 30, 2016	January 30, 2016
	(in thousands)
Finished goods	$134,414	$182,414
Raw materials and in process	—	336

Total	$134,414	$182,750

5. INVESTMENTS

The Company’s investments include marketable securities and certificates of deposit at July 30, 2016 and included certificates of deposit at January 30, 2016. Marketable securities are classified as available-for-sale and consist of corporate bonds with maturity dates less than two years. Certificates of deposit are classified as available-for-sale with $10.4 million with maturity dates within one year or less. Investments are stated at fair value. The estimated fair value of the marketable securities is based on quoted prices in an active market (Level 1 fair value measures).

Investments consisted of the following as of July 30, 2016:

		Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Marketable securities	$3,264	$12	$—	$3,276
Certificates of deposit	10,361	—	(4)	10,357

Total investments	$13,625	$12	$(4)	$13,633

Investments consisted of the following as of January 30, 2016:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificates of deposit	$9,791	$—	$(9)	$9,782

Total investments	$9,791	$—	$(9)	$9,782

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	July 30, 2016	January 30, 2016
	(in thousands)
Furniture, fixtures and equipment	$87,713	$84,634
Buildings and building improvements	20,420	19,462
Vehicles	523	523
Leasehold improvements	48,078	46,882
Land	9,430	9,430

Total	166,164	160,931
Less: accumulated depreciation and amortization	(102,368)	(97,023)

Total	$63,796	$63,908

The above table of property and equipment includes assets held under capital leases as of:

	July 30,	January 30,
	2016	2016
	(in thousands)
Furniture, fixtures and equipment	$810	$810
Less: accumulated depreciation and amortization	(317)	(182)

Total	$493	$628

For the three months ended July 30, 2016 and August 1, 2015, depreciation and amortization expense relating to property and equipment amounted to $3.6 million and $3.3 million, respectively. For the six months ended July 30, 2016 and August 1, 2015, depreciation and amortization expense relating to property and equipment amounted to $6.9 million and $6.6 million, respectively. These amounts include amortization expense for leased property under capital leases.

7. OTHER INTANGIBLE ASSETS

Trademarks

Trademarks included in other intangible assets, net, are considered indefinite-lived assets and totaled $184.1 million at July 30, 2016 and January 30, 2016.

On March 19, 2015, the Company entered into an agreement to sell the intellectual property of its C&C California brand to a third party. The sales price was $2.5 million, which was collected during the first quarter of fiscal 2016. In connection with this transaction, the Company recorded a loss of ($0.7) million in the licensing segment.

Other

Other intangible assets represent customer lists as of:

	July 30, 2016	January 30, 2016
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(5,111)	(4,677)

Total	$3,339	$3,773

For the three months ended July 30, 2016 and August 1, 2015, amortization expense relating to customer lists amounted to approximately $0.2 million for each of the periods. For the six months ended July 30, 2016 and August 1, 2015, amortization expense relating to customer lists amounted to $0.4 million for each of the periods. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the table sets forth the estimated amortization expense for future periods based on recorded amounts as of January 30, 2016:

(in thousands)
2017	$868
2018	$835
2019	$793
2020	$734
2021	$543

8. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consisted of the following as of:

	July 30, 2016	January 30, 2016
	(in thousands)
Total letter of credit facilities	$30,264	$30,286
Outstanding letters of credit	(11,470)	(11,395)

Total credit available	$18,794	$18,891

9. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $3.7 million and $3.2 million for the three months ended July 30, 2016 and August 1, 2015, respectively, and $8.0 million and $7.0 million for the six months ended July 30, 2016 and August 1, 2015, respectively, and are included in selling, general and administrative expenses.

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

The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(3,565)	$(1,281)	$10,685	$8,130

Denominator:
Basic-weighted average shares	14,953	15,048	14,882	14,849
Dilutive effect: equity awards	—	—	257	434

Diluted-weighted average shares	14,953	15,048	15,139	15,283

Basic (loss) income per share	$(0.24)	$(0.09)	$0.72	$0.55

Diluted (loss) income per share	$(0.24)	$(0.09)	$0.71	$0.53

Antidilutive effect:(1)	1,103	1,220	604	517

(1)	Represents weighted average of stock options to purchase shares of common stock, SARS and restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

11. EQUITY

The following table reflects the changes in equity:

Changes in Equity
(in thousands)
Equity at January 30, 2016	$291,481

Comprehensive income	9,582
Share transactions under employee equity compensation plans	2,845

Equity at July 30, 2016	$303,908

Equity at January 31, 2015	$302,017

Comprehensive income	9,484
Share transactions under employee equity compensation plans	2,199

Equity at August 1, 2015	$313,700

During the second quarter of fiscal 2016, the Company retired 770,753 shares of treasury stock recorded at a cost of approximately $15.7 million. Accordingly, during the second quarter of fiscal 2016, the Company reduced common stock and additional paid in capital by $7,000 and $15.7 million, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, net of tax:

	Unrealized (Loss) Gain on Pension Liability	Foreign Currency Translation Adjustments, Net	Unrealized Gain (Loss) on Investments	Total
	(in thousands)
Balance, January 30, 2016	$(7,368)	$(7,131)	$(9)	$(14,508)
Other comprehensive (loss) income before reclassifications	—	(1,430)	17	(1,413)
Amounts reclassified from accumulated other comprehensive income	310	—	—	310

Balance, July 30, 2016	$(7,058)	$(8,561)	$8	$(15,611)

	Unrealized (Loss) Gain on Pension Liability	Foreign Currency Translation Adjustments, Net	Unrealized (Loss) Gain on Investments	Total
	(in thousands)
Balance, January 31, 2015	$(8,085)	$(4,774)	$7	$(12,852)
Other comprehensive income (loss) before reclassifications	—	1,091	(7)	1,084
Amounts reclassified from accumulated other comprehensive income	270	—	—	270

Balance, August 1, 2015	$(7,815)	$(3,683)	$—	$(11,498)

A summary of the impact on the condensed consolidated statements of operations line items is as follows:

	Three Months Ended
	July 30, 2016	August 1, 2015
	(in thousands)
Amortization of defined benefit pension items
Actuarial gains	$155	$135	Selling, general and administrative expenses
Tax provision	—	—	Income tax provision

Total, net of tax	$155	$135

	Six Months Ended
	July 30, 2016	August 1, 2015
	(in thousands)
Amortization of defined benefit pension items
Actuarial gains	$310	$270	Selling, general and administrative expenses
Tax provision	—	—	Income tax provision

Total, net of tax	$310	$270

13. INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2011 through fiscal 2016 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to open tax years from fiscal 2005 through fiscal 2017, depending on each state’s particular statute of limitation. As of July 30, 2016, the fiscal 2011, 2012 and 2013 U.S. federal income tax returns are under examination as well as various state, local, and foreign income tax returns by various taxing authorities.

The Company has a $1.1 million liability recorded for unrecognized tax benefits as of January 30, 2016, which includes interest and penalties of $0.2 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three months and six months ended July 30, 2016, the total amount of unrecognized tax benefits increased by approximately $37,000 and $87,000, respectively. The change to the total amount of the unrecognized tax benefit for the three and six months ended July 30, 2016 included an increase in interest and penalties of approximately $15,000 and $41,000, respectively.

The Company does not currently anticipate a resolution within the next twelve months for any of the remaining unrecognized tax benefits as of July 30, 2016. The statute of limitations related to the Company’s fiscal 2011, 2012 and 2013 U.S. federal tax years has been extended as part of the examination and is not expected to lapse within the next twelve months.

At the end of fiscal 2016, the Company maintained a $46.2 million valuation allowance against its remaining domestic deferred tax asset; including, but not limited to, the federal net operating loss carryforward and the U.S. state net operating loss carryforwards, utilization of which is not restricted by factors beyond the Company’s control. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. An accumulation of recent pretax losses is considered strong negative evidence in that evaluation. Although the Company recognized pretax earnings through the six months ended July 30, 2016, by itself that does not represent sufficient positive evidence that its deferred tax asset will be realized to warrant removing the valuation allowances established against the U.S. deferred tax assets. Deferred tax assets without valuation allowances remain in certain foreign tax jurisdictions, where supported by the evidence.

14. STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED SHARES

During the first and second quarters of fiscal 2017, the Company granted an aggregate of 86,173 and 14,914 shares of restricted stock to certain key employees, which vest primarily over a three-year period, at an estimated value of $1.6 million and $0.3 million, respectively. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

Also, during the second quarter of fiscal 2017, the Company awarded to six directors an aggregate of 31,902 shares of restricted stock. The restricted stock awarded vests primarily over a one-year period, at an estimated value of $0.7 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the first quarter of fiscal 2017, the Company granted performance based restricted stock to certain key employees. Such stock generally vests 100% in April 2019, provided that each employee is still an employee of the Company on such date, and that the Company has met certain performance criteria. A total of 184,004 shares of performance-based restricted stock were issued at an estimated value of $3.5 million.

During the first and second quarters of fiscal 2017, a total of 159,862 and 11,343 shares of restricted stock vested, of which 46,000 and 3,105 shares were withheld to cover the employees’ statutory income tax requirements. The estimated value of the withheld shares was $880,000 and $60,000, respectively.

15. SEGMENT INFORMATION

The Company has four reportable segments: Men’s Sportswear and Swim, Women’s Sportswear, Direct-to-Consumer and Licensing. The Men’s Sportswear and Swim and Women’s Sportswear segments derive revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. The Direct-to-Consumer segment derives its revenues from the sale of the Company’s branded and licensed products through the Company’s retail stores and e-commerce platforms. The Licensing segment derives its revenues from royalties associated from the use of the Company’s brand names, principally Perry Ellis, Original Penguin, Laundry, Gotcha, Pro Player, Farah, Ben Hogan and John Henry.

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$145,148	$150,488	$343,073	$348,941
Women’s Sportswear	24,136	29,882	56,625	68,705
Direct-to-Consumer	24,057	24,268	44,518	45,249
Licensing	8,312	8,661	18,731	16,818

Total revenues	$201,653	$213,299	$462,947	$479,713

Depreciation and amortization:
Men’s Sportswear and Swim	$2,006	$1,863	$3,903	$3,738
Women’s Sportswear	764	566	1,378	1,066
Direct-to-Consumer	889	971	1,785	1,875
Licensing	57	46	117	89

Total depreciation and amortization	$3,716	$3,446	$7,183	$6,768

Operating (loss) income:
Men’s Sportswear and Swim	$(2,425)	$822	$14,517	$12,152
Women’s Sportswear	(3,106)	(1,051)	(3,457)	331
Direct-to-Consumer	(2,933)	(2,147)	(6,305)	(4,013)
Licensing (1)	5,925	6,618	14,389	12,245

Total operating (loss) income	$(2,539)	$4,242	$19,144	$20,715
Costs on early extinguishment of debt	—	5,121	—	5,121
Total interest expense	1,889	1,943	3,914	5,570

Total net (loss) income before income taxes	$(4,428)	$(2,822)	$15,230	$10,024

(1)	Operating income for the licensing segment for the six months ended July 30, 2016, includes a loss on sale of long-lived assets in the amount of $0.7 million. See footnote 7 to the consolidated financial statements for further information.

16. BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the three and six months of fiscal 2017 and 2016:

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(in thousands)
Service cost	$63	$63	$126	$126
Interest cost	124	337	248	674
Expected return on plan assets	(87)	(658)	(174)	(1,316)
Amortization of net gain	155	135	310	270

Net periodic benefit cost	$255	$(123)	$510	$(246)

17. SENIOR SUBORDINATED NOTES PAYABLE

In March 2011, the Company issued $150 million 7 7⁄8 % senior subordinated notes, due April 1, 2019. The proceeds of this offering were used to retire the $150 million 8 7⁄8 % senior subordinated notes due September 15, 2013 and to repay a portion of the outstanding balance on the senior credit facility. The proceeds to the Company were $146.5 million yielding an effective interest rate of 8.0%.

On April 6, 2015, the Company elected to call for the partial redemption of $100 million of its $150 million 7 7⁄8% senior subordinated notes due 2019 and a notice of redemption was sent to all registered holders of the senior subordinated notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, the Company completed the redemption of the $100 million of its senior subordinated notes. The Company incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption, including the redemption premium as well as the write-off of note issuance costs. At July 30, 2016, the balance of the 7 7⁄8% senior subordinated notes totaled $49.6 million, net of debt issuance cost in the amount of $0.4 million. At January 30, 2016, the balance of the 7 7⁄8% senior subordinated notes totaled $49.5 million, net of debt issuance cost in the amount of $0.5 million.

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

18. SENIOR CREDIT FACILITY

On April 22, 2015, the Company amended and restated its existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The Credit Facility has been extended through April 30, 2020. In connection with this amendment and restatement, the Company paid fees in the amount of $0.6 million. These fees will be amortized over the term of the credit facility as interest expense. At July 30, 2016, the Company had outstanding borrowings of $33.9 million under the Credit Facility. At January 30, 2016, the Company had outstanding borrowings of $61.8 million, under the Credit Facility.

Certain Covenants. The Credit Facility contains certain financial and other covenants, which, among other things, require the Company to maintain a minimum fixed charge coverage ratio if availability falls below certain thresholds. The Company is not aware of any non-compliance with any of its covenants in this Credit Facility. These covenants may restrict the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness and liens in certain circumstances, redeem or repurchase capital stock, make certain investments or sell assets. The Company may pay cash dividends subject to certain restrictions set forth in the covenants including, but not limited to, meeting a minimum excess availability threshold and no occurrence of a default. The Company could be materially harmed if it violates any covenants, as the lenders under the Credit Facility could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If the Company is unable to repay those amounts, the lenders could proceed against its assets and the assets of its subsidiaries that are borrowers or guarantors. In addition, a covenant violation that is not cured or waived by the lenders could also constitute a cross-default under certain of the Company’s other outstanding indebtedness, such as the indenture relating to its 7 7⁄8% senior subordinated notes due April 1, 2019, its letter of credit facilities, or its real estate mortgage loans. A cross-default could result in all of the Company’s debt obligations becoming immediately due and payable, which it may not be able to satisfy. Additionally, the Credit Facility includes a subjective acceleration clause if a “material adverse change” in the Company’s business occurs. The Company believes that the likelihood of the lender exercising this right is remote.

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

Real estate mortgages. (classified within Level 2 of the valuation hierarchy)—The carrying amounts of the real estate mortgages were approximately $21.7 million and $22.0 million at July 30, 2016 and January 30, 2016, respectively. The carrying values of the real estate mortgages at July 30, 2016 and January 30, 2016, approximate their fair values since the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 1 of the valuation hierarchy)—The carrying amounts of the 7 7⁄8% senior subordinated notes payable were approximately $49.6 million and $49.5 million at July 30, 2016 and January 30, 2016. The fair value of the 7 7⁄8% senior subordinated notes payable was approximately $49.5 million and $49.0 million as of July 30, 2016 and January 30, 2016, respectively, based on quoted market prices.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

20. COMMITMENTS AND CONTINGENCIES

On April 20, 2016, the Company entered into an employment agreement with George Feldenkreis, the Company’s Executive Chairman. The term of the employment agreement shall continue until Mr. Feldenkreis’ death or termination of the employment agreement by the Company or Mr. Feldenkreis. He will be paid a base salary of not less than $750,000 per year during the term of employment and, among other things, a lump sum payment of $1.0 million upon the termination of his employment in most circumstances. Additionally, he is entitled to participate in the Company’s incentive compensation plans. In connection with the terms of his new employment agreement, the Company accelerated the expense recognition related to his outstanding cash incentive and stock based compensation awards. The impact of the acceleration was a $4.2 million charge during the second quarter of fiscal 2017 to selling, general and administrative expenses.

On April 20, 2016, the Company entered into an employment agreement with Oscar Feldenkreis, the Company’s Vice Chairman of the Board of Directors, Chief Executive Officer and President. The term of the employment agreement ends on February 2, 2019. Pursuant to the employment agreement, he will be paid a base salary of not less than $1,350,000 per year during the term of his employment with the Company. Additionally, he is entitled to participate in the Company’s incentive compensation plans.

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a combined, or where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of July 30, 2016 and January 30, 2016 and for the three and six months ended July 30, 2016 and August 1, 2015. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF JULY 30, 2016

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$3,949	$23,933	$—	$27,882
Accounts receivable, net	—	94,942	25,697	—	120,639
Intercompany receivable, net	80,417	—	—	(80,417)	—
Inventories	—	113,649	20,765	—	134,414
Investment, at fair value	—	—	13,633	—	13,633
Prepaid expenses and other current assets	—	7,525	822	—	8,347

Total current assets	80,417	220,065	84,850	(80,417)	304,915

Property and equipment, net	—	61,312	2,484	—	63,796
Other intangible assets, net	—	155,153	32,332	—	187,485
Deferred income taxes	—	—	392	—	392
Investment in subsidiaries	275,401	—	—	(275,401)	—
Other assets	—	1,962	795	—	2,757

TOTAL	$355,818	$438,492	$120,853	$(355,818)	$559,345

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$—	$46,167	$9,573	$—	$55,740
Accrued expenses and other liabilities	—	17,972	4,907	—	22,879
Accrued interest payable	1,487	—	—	—	1,487
Income taxes payable	823	624	708	(1,696)	459
Unearned revenues	—	3,068	789	—	3,857
Deferred pension obligation	—	12,136	70	—	12,206
Intercompany payable, net	—	72,291	17,298	(89,589)	—

Total current liabilities	2,310	152,258	33,345	(91,285)	96,628

Senior subordinated notes payable, net	49,600	—	—	—	49,600
Senior credit facility	—	33,865	—	—	33,865
Real estate mortgages	—	20,873	—	—	20,873
Unearned revenues and other long-term liabilities	—	18,247	217	—	18,464
Deferred income taxes	—	34,311	—	1,696	36,007

Total long-term liabilities	49,600	107,296	217	1,696	158,809

Total liabilities	51,910	259,554	33,562	(89,589)	255,437

Total equity	303,908	178,938	87,291	(266,229)	303,908

TOTAL	$355,818	$438,492	$120,853	$(355,818)	$559,345

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS ) INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED JULY 30, 2016

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$169,237	$24,104	$—	$193,341
Royalty income	—	5,061	3,251	—	8,312

Total revenues	—	174,298	27,355	—	201,653
Cost of sales	—	111,729	16,093	—	127,822

Gross profit	—	62,569	11,262	—	73,831
Operating expenses:
Selling, general and administrative expenses	—	62,361	10,293	—	72,654
Depreciation and amortization	—	3,276	440	—	3,716

Total operating expenses	—	65,637	10,733	—	76,370

Operating (loss) income	—	(3,068)	529	—	(2,539)
Interest expense (income)	—	1,901	(12)	—	1,889

Net (loss) income before income taxes	—	(4,969)	541	—	(4,428)
Income tax (benefit) provision	—	(1,441)	578	—	(863)

Equity in earnings of subsidiaries, net	(3,565)	—	—	3,565	—

Net loss	(3,565)	(3,528)	(37)	3,565	(3,565)

Other comprehensive (loss) income	(2,928)	155	(3,083)	2,928	(2,928)

Comprehensive loss	$(6,493)	$(3,373)	$(3,120)	$6,493	$(6,493)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS ) INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED AUGUST 1, 2015

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$179,921	$24,717	$—	$204,638
Royalty income	—	5,286	3,375	—	8,661

Total revenues	—	185,207	28,092	—	213,299
Cost of sales	—	121,408	15,949	—	137,357

Gross profit	—	63,799	12,143	—	75,942
Operating expenses:
Selling, general and administrative expenses	—	57,275	10,979	—	68,254
Depreciation and amortization	—	3,138	308	—	3,446

Total operating expenses	—	60,413	11,287	—	71,700

Operating income	—	3,386	856	—	4,242
Costs on early extinguishment of debt	—	5,121	—	—	5,121
Interest expense	—	1,939	4	—	1,943

Net (loss) income before income taxes	—	(3,674)	852	—	(2,822)
Income tax (benefit) provision	—	(2,517)	976	—	(1,541)

Equity in earnings of subsidiaries, net	(1,281)	—	—	1,281	—

Net loss	(1,281)	(1,157)	(124)	1,281	(1,281)

Other comprehensive income	288	135	153	(288)	288

Comprehensive (loss) income	$(993)	$(1,022)	$29	$993	$(993)

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 30, 2016

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$394,142	$50,074	$—	$444,216
Royalty income	—	12,275	6,456	—	18,731

Total revenues	—	406,417	56,530	—	462,947
Cost of sales	—	260,705	33,327	—	294,032

Gross profit	—	145,712	23,203	—	168,915
Operating expenses:
Selling, general and administrative expenses	—	123,794	18,794	—	142,588
Depreciation and amortization	—	6,467	716	—	7,183

Total operating expenses	—	130,261	19,510	—	149,771

Operating income	—	15,451	3,693	—	19,144
Interest expense	—	3,935	(21)	—	3,914

Net income before income taxes	—	11,516	3,714	—	15,230
Income tax provision	—	3,025	1,520	—	4,545

Equity in earnings of subsidiaries, net	10,685	—	—	(10,685)	—

Net income	10,685	8,491	2,194	(10,685)	10,685

Other comprehensive (loss) income	(1,103)	310	(1,413)	1,103	(1,103)

Comprehensive income	$9,582	$8,801	$781	$(9,582)	$9,582

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 30, 2016

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$4,543	$28,295	$4,802	$(2,706)	$34,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,854)	(755)	—	(6,609)
Purchase of investments	—	—	(9,039)	—	(9,039)
Proceeds from investments maturities	—	—	5,205	—	5,205
Intercompany transactions	(4,477)	—	—	4,477	—

Net cash used in investing activities	(4,477)	(5,854)	(4,589)	4,477	(10,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	179,380	—	—	179,380
Payments on senior credit facility	—	(207,273)	—	—	(207,273)
Payments on real estate mortgages	—	(423)	—	—	(423)
Payments on capital leases	—	(129)	—	—	(129)
Dividends paid to stockholder	—	—	(2,706)	2,706	—
Proceeds from exercise of stock options	5	—	—	—	5
Intercompany transactions	—	9,178	(4,630)	(4,548)	—

Net cash provided by (used in) financing activities	5	(19,267)	(7,336)	(1,842)	(28,440)
Effect of exchange rate changes on cash and cash equivalents	(71)	—	(71)	71	(71)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	3,174	(7,194)	—	(4,020)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	775	31,127	—	31,902

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$3,949	$23,933	$—	$27,882

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED AUGUST 1, 2015

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(1,789)	$19,293	$2,972	$—	$20,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(6,734)	(611)	—	(7,345)
Purchase of investments	—	—	(2,641)	—	(2,641)
Proceeds from investment maturities	—	—	11,860	—	11,860
Proceeds on sale of intangible assets	—	2,500	—	—	2,500
Intercompany transactions	100,076	—	—	(100,076)	—

Net cash provided by (used in) investing activities	100,076	(4,234)	8,608	(100,076)	4,374

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior subordinated notes	(100,000)	—	—	—	(100,000)
Borrowings from senior credit facility	—	255,065	—	—	255,065
Payments on senior credit facility	—	(196,854)	—	—	(196,854)
Payments on real estate mortgages	—	(410)	—	—	(410)
Payments on capital leases	—	(77)	—	—	(77)
Deferred financing fees	—	(569)	—	—	(569)
Proceeds from exercise of stock options	1,339	—	—	—	1,339
Tax benefit from exercise of equity instruments	(201)	—	—	—	(201)
Intercompany transactions	—	(97,968)	(2,683)	100,651	—

Net cash used in financing activities	(98,862)	(40,813)	(2,683)	100,651	(41,707)
Effect of exchange rate changes on cash and cash equivalents	575	—	575	(575)	575

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(25,754)	9,472	—	(16,282)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	30,055	13,492	—	43,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$4,301	$22,964	$—	$27,265

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward–Looking Statements

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “guidance,” “indicate,” “intend,” “may,” “might,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” or “will” or the negative thereof or other variations thereon and similar words or phrases or comparable terminology. Such forward-looking statements include, but are not limited to, statements regarding Perry Ellis’ strategic operating review, growth initiatives and internal operating improvements intended to drive revenues and enhance profitability, the implementation of Perry Ellis’ profitability improvement plan and Perry Ellis’ plans to exit underperforming, low growth brands and businesses. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are as set forth below and in various places in this report. These factors include, but are not limited to:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers or programs,

•	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future retail and wholesale consolidation,

•	recent and future economic conditions, including turmoil in the financial and credit markets,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	our ability to contain costs,

•	disruptions in the supply chain, including, but not limited to those caused by port disruptions,

•	our future capital needs and our ability to obtain financing,

•	our ability to protect our trademarks,

•	our ability to integrate acquired businesses, trademarks, tradenames, and licenses,

•	our ability to predict consumer preferences and changes in fashion trends and consumer acceptance of both new designs and newly introduced products,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	changes in the costs of raw materials, labor and advertising,

•	our ability to carry out growth strategies including expansion in international and direct-to-consumer retail markets,

•	our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion,

•	potential cyber risk and technology failures that could disrupt operations or result in a data breach,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	exposure to foreign currency risk and interest rate risk,

•	the impact to our business resulting from the United Kingdom’s referendum vote to exit the European Union and the uncertainty surrounding the terms and conditions of such a withdrawal, as well as the related impact to global stock markets and currency exchange rates;

•	possible disruption in commercial activities due to terrorist activity and armed conflict,

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 30, 2016 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets and the measurement of retirement related benefits. We believe that there have been no significant changes to our critical accounting policies during the three and six months ended July 30, 2016 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 30, 2016.

Results of Operations

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income by segment, the most directly comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$145,148	$150,488	$343,073	$348,941
Women’s Sportswear	24,136	29,882	56,625	68,705
Direct-to-Consumer	24,057	24,268	44,518	45,249
Licensing	8,312	8,661	18,731	16,818

Total revenues	$201,653	$213,299	$462,947	$479,713

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 2, 2014
	(in thousands)
Reconciliation of operating income to EBITDA
Operating (loss) income by segment:
Men’s Sportswear and Swim	$(2,425)	$822	$14,517	$12,152
Women’s Sportswear	(3,106)	(1,051)	(3,457)	331
Direct-to-Consumer	(2,933)	(2,147)	(6,305)	(4,013)
Licensing	5,925	6,618	14,389	12,245

Total operating (loss) income	$(2,539)	$4,242	$19,144	$20,715

Add:
Depreciation and amortization
Men’s Sportswear and Swim	$2,006	$1,863	$3,903	$3,738
Women’s Sportswear	764	566	1,378	1,066
Direct-to-Consumer	889	971	1,785	1,875
Licensing	57	46	117	89

Total depreciation and amortization	$3,716	$3,446	$7,183	$6,768

EBITDA by segment:
Men’s Sportswear and Swim	$(419)	$2,685	$18,420	$15,890
Women’s Sportswear	(2,342)	(485)	(2,079)	1,397
Direct-to-Consumer	(2,044)	(1,176)	(4,520)	(2,138)
Licensing	5,982	6,664	14,506	12,334

Total EBITDA	$1,177	$7,688	$26,327	$27,483

EBITDA margin by segment
Men’s Sportswear and Swim	(0.3%)	1.8%	5.4%	4.6%
Women’s Sportswear	(9.7%)	(1.6%)	(3.7%)	2.0%
Direct-to-Consumer	(8.5%)	(4.8%)	(10.2%)	(4.7%)
Licensing	72.0%	76.9%	77.4%	73.3%
Total EBITDA margin	0.6%	3.6%	5.7%	5.7%

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

The following is a discussion of the results of operations for the three and six month periods ended July 30, 2016 of the fiscal year ending January 28, 2017 (“fiscal 2017”) compared with the three and six month periods ended August 1, 2015 of the fiscal year ended January 30, 2016 (“fiscal 2016”).

Results of Operations—three and six months ended July 30, 2016 compared to the three and six months ended August 1, 2015.

Net sales. Men’s Sportswear and Swim net sales for the three months ended July 30, 2016 were $145.1 million, a decrease of $5.4 million, or 3.6%, from $150.5 million for the three months ended August 1, 2015. The net sales decrease was attributed to business exits coupled with a $2.7 million impact from foreign currency conversions which was partially offset by a 3.5% increase in the core Perry Ellis, Original Penguin and golf apparel businesses.

Men’s Sportswear and Swim net sales for the six months ended July 30, 2016 were $343.1 million, a decrease of $5.8 million, or 1.7%, from $348.9 million for the six months ended August 1, 2015. The net sales decrease was attributed primarily to exited brands coupled with the negative impact in our special markets programs and foreign currency conversions, partially offset by increases in our core Perry Ellis and Original Penguin collections, and golf lifestyle apparel business.

Women’s Sportswear net sales for the three months ended July 30, 2016 were $24.1 million, a decrease of $5.8 million, or 19.4%, from $29.9 million for the three months ended August 1, 2015. The net sales decrease was attributed primarily to the sale of C&C California in the prior year as well as the planned decrease in special markets programs.

Women’s Sportswear net sales for the six months ended July 30, 2016 were $56.6 million, a decrease of $12.1 million, or 17.6%, from $68.7 million for the six months ended August 1, 2015. The net sales decrease was primarily due to the sale of C&C California in the prior year and our planned decrease in special markets programs consistent with reductions cited above.

Direct-to-Consumer net sales for the three months ended July 30, 2016 were $24.1 million, a decrease of $0.2 million, or 0.8%, from $24.3 million for the three months ended August 1, 2015. The slight decrease was driven by three store closings during the first half of fiscal 2017, partially offset by a comparable sales increase of 1.2%. We have experienced a significant negative impact on traffic and comparable same store sales for our retail store locations that cater to higher level of tourist activity. These doors represent close to 45% of our total store count.

Direct-to-Consumer net sales for the six months ended July 30, 2016 were $44.5 million, a decrease of $0.7 million, or 1.5%, from $45.2 million for the six months ended August 1, 2015. The decrease was driven by relatively flat comparable same store sales, coupled with three net fewer stores as compared to the prior period.

Royalty income. Royalty income for the three months ended July 30, 2016 was $8.3 million, a decrease of $0.4 million, or 4.6%, from $8.7 million for the three months ended August 1, 2015. The decrease in royalty income was attributed to the transition of two of our licensed partners, one to in-house ownership and one to a new partnership.

Royalty income for the six months ended July 30, 2016 was $18.7 million, an increase of $1.9 million, or 11.3%, from $16.8 million for the six months ended August 1, 2015. Royalty income increases were attributed to increases in our Perry Ellis and Original Penguin brands as well as the new licenses signed during this and last year, and from our continuing initiatives to upgrade our licensing partners, partially offset by the transition discussed above.

Gross profit. Gross profit was $73.8 million for the three months ended July 30, 2016, a decrease of $2.1 million, or 2.8%, from $75.9 million for the three months ended August 1, 2015. This decrease is attributed to the sales decrease from our brand exits and special markets program described above.

Gross profit was $168.9 million for the six months ended July 30, 2016, an increase of $2.9 million, or 1.7%, from $166.0 million for the six months ended August 1, 2015. This increase is attributed to the sales mix composition, our increase in royalty income described above and the factors described within the gross profit margin section below.

Gross profit margin. As a percentage of total revenue, gross profit margins were 36.6% for the three months ended July 30, 2016, as compared to 35.6% for the three months ended August 1, 2015, an expansion of 100 basis points. The expansion was driven by stronger product margins in our men’s collection, golf apparel, Nike and direct-to-consumer businesses.

For the six months ended July 30, 2016, gross profit margins were 36.5% as a percentage of total revenue as compared to 34.6% for the six months ended August 1, 2015, an expansion of 190 basis points. The increase is attributed to stronger product margins and reduced markdowns in our men’s collection, golf apparel and Nike businesses as well as an increase in royalty income and consolidation in our foreign buying offices and freight services.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended July 30, 2016 were $72.7 million, an increase of $4.4 million, or 6.4%, from $68.3 million for the three months ended August 1, 2015. The increase was attributed primarily to severance costs related to our restructuring activities, as well as the required acceleration of compensation costs relating to the new contract for our executive chairman. These compensation costs will be distributed in future periods as they are earned. See footnote 20 to the unaudited condensed consolidated financial statements for further information regarding the acceleration of compensation.

Selling, general and administrative expenses for the six months ended July 30, 2016 were $142.6 million, an increase of $4.7 million, or 3.4%, from $137.9 million for the six months ended August 1, 2015. The increase is attributed to slightly higher incentive compensation accruals, severance costs and the acceleration of compensation costs as discussed above, partially offset by reduced costs resulting from our continued focus on the core infrastructure.

EBITDA. Men’s Sportswear and Swim EBITDA margin for the three months ended July 30, 2016 decreased 210 basis points to (0.3%) from 1.8% for the three months ended August 1, 2015. Direct costs associated with the segment remained relatively flat from the previous quarter. Because of this, the decrease in net sales described above had an unfavorable impact on the EBITDA margin. Men’s Sportswear and Swim EBITDA margin for the six months ended July 30, 2016 increased 80 basis points to 5.4%, from 4.6% for the six months ended August 1, 2015. The EBITDA margin was favorably impacted by the increase in gross profit and margins in our men’s collection, golf apparel and Nike businesses. Because of this increase, we were able to realize a favorable leverage in selling, general and administrative expenses, more specifically on payroll and advertising expenses.

Women’s Sportswear EBITDA margin for the three months ended July 30, 2016 decreased 810 basis points to (9.7%) from (1.6%) for the three months ended August 1, 2015. Women’s Sportswear EBITDA margin for the six months ended July 30, 2016 decreased 570 basis points to (3.7%) from 2.0% for the six months ended August 1, 2015. The EBITDA margin was unfavorably impacted by the exit of C&C California and planned decreases in special markets programs, as a result we were not able to realize favorable leverage in selling, general and administrative expenses.

Direct-to-Consumer EBITDA margin for the three months ended July 30, 2016 decreased 370 basis points to (8.5%) from (4.8%) for the three months ended August 1, 2015. Direct-to-Consumer EBITDA margin for the six months ended July 30, 2016 decreased 550 basis points to (10.2%), from (4.7%) for the six months ended August 1, 2015. The decrease was attributable to the closing of a net of three stores, as described above. Additionally, selling, general and administrative expenses were unfavorably impacted by increases in rent as we renewed some of our leases at higher rates.

Licensing EBITDA margin for the three months ended July 30, 2016 decreased 490 basis points to 72.0%, from 76.9% for the three months ended August 1, 2015. Direct costs associated with the licensing segment remained relatively flat from the previous quarter. Because of this, the decrease in royalty income described above had an unfavorable impact on the EBITDA margin. Licensing EBITDA margin for the six months ended July 30, 2016 increased 410 basis points to 77.4%, from 73.3% for the six months ended August 1, 2015. The EBITDA margin was favorably impacted by the increase in royalty income described above. Also, as described below, during the three months ended May 2, 2015, we had a loss on the sale of the C&C California brand tradename, which was the primary reason for the lower EBITDA margin in the first quarter of fiscal 2016.

Depreciation and amortization. Depreciation and amortization for the three months ended July 30, 2016, was $3.7 million, an increase of $0.3 million, or 8.8% from $3.4 million for the three months ended August 1, 2015.

Depreciation and amortization for the six months ended July 30, 2016, was $7.2 million, an increase of $0.4 million, or 5.9%, from $6.8 million for the six months ended August 1, 2015. The increase is attributed to depreciation related to our capital expenditures, primarily in the direct-to-consumer segment, and leasehold improvements made during fiscal 2016.

Loss on sale of long-lived assets. During the first quarter of fiscal 2016, we entered into an agreement to sell the intellectual property of our C&C California brand to a third party. As a result of this transaction, we recorded a loss of ($0.7) million in the licensing segment.

Cost on early extinguishment of debt. On April 6, 2015, we called for partial redemption $100 million of our $150 million outstanding 7 7 / 8 % Senior Subordinated Notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, we completed the redemption of $100 million of our senior subordinated notes. We incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption premium and the write-off of note issuance costs.

Interest expense. Interest expense for the three months ended July 30, 2016 and the three months ended August 1, 2015 was $1.9 million. Interest remained flat. Interest expense for the six months ended July 30, 2016 was $3.9 million, a decrease of $1.7 million, or 30.4%, from $5.6 million for the six months ended August 1, 2015. The decrease was primarily attributable to a decrease in interest resulting from the partial redemption of $100 million of our senior subordinated notes during the second quarter of fiscal 2016. This decrease was partially offset by a higher average amount borrowed on our credit facility as compared to the prior year period. The increase in the credit facility was due to its use for the redemption of the notes as discussed above.

Income taxes. The income tax benefit for the three months ended July 30, 2016, was $0.9 million, a decrease of $0.6 million, as compared to $1.5 million for the three months ended August 1, 2015. For the three months ended July 30, 2016, our effective tax rate was 19.5% as compared to 54.7% for the three months ended August 1, 2015. The income tax provision for the six months ended July 30, 2016, was $4.5 million, an increase of $2.6 million, as compared to $1.9 million for the six months ended August 1, 2015. For the six months ended July 30, 2016, our effective tax rate was 29.8% as compared to 18.9% for the six months ended August 1, 2015. The overall change in the effective tax rate is attributed to the current year impact of the valuation allowance on domestic taxes and a change in the ratio of income between domestic and foreign operations, of which the domestic operations are taxed at higher statutory tax rates.

Net (loss) income. Net loss for the three months ended July 30, 2016 was $3.6 million, an increase of $2.3 million, or 176.9%, as compared to a loss of $1.3 million for the three months ended August 1, 2015. Net income for the six months ended July 30, 2016 was $10.7 million, an increase of $2.6 million, or 32.1%, as compared to $8.1 million for the six months ended August 1, 2015. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, pension funding requirements, acquisitions, and capital expenditures. We believe that our working capital requirements will increase for next year as we continue to expand internationally. As of July 30, 2016, our total working capital was $208.3 million as compared to $218.8 million at January 30, 2016 and $215.3 million as of August 1, 2015. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs and capital expenditure needs over the next year.

We consider the undistributed earnings of our foreign subsidiaries as of July 30, 2016, to be indefinitely reinvested and, accordingly, no United States income taxes have been provided thereon. As of July 30, 2016, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $23.9 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Net cash provided by operating activities was $34.9 million for the six months ended July 30, 2016, as compared to cash provided by operating activities of $20.5 million for the six months ended August 1, 2015.

The cash provided by operating activities for the six months ended July 30, 2016, is primarily attributable to a decrease in accounts receivable of $10.1 million, decreased inventory of $47.6 million due to improved inventory management, an increase in unearned revenues and other liabilities of $3.5 million, as well as a decrease in prepaid income taxes of $1.9 million. This was partially offset by a decrease in accounts payable and accrued expenses of $52.6 million.

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

Net cash used in investing activities was $10.4 million for the six months ended July 30, 2016 as compared to cash provided by investing activities of $4.4 million for the six months ended August 1, 2015. The net cash used in investing activities during the first six months of fiscal 2017 primarily reflects the purchase of investments of $9.0 million and the purchase of property and equipment of $6.6 million primarily for leasehold improvements and store fixtures; offset by the proceeds from the maturities of investments in the amount of $5.2 million.

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

Net cash used in financing activities was $28.4 million for the six months ended July 30, 2016 as compared to cash used in financing activities of $41.7 million for the six months ended August 1, 2015. The net cash used during the first six months of fiscal 2017 primarily reflects net payments on our senior credit facility of $27.9 million, payments of $0.4 million on our mortgage loans and payments on capital leases of $0.1 million.

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

There have been no open market purchases through the second quarter of fiscal 2017. Total purchases under the plan to date amount to approximately $58.6 million.

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

On April 6, 2015, we elected to call for the partial redemption of $100 million of our $150 million 7 7 / 8 % senior subordinated notes due 2019 and a notice of redemption was sent to all registered holders of the senior subordinated notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, we completed the redemption of the $100 million of our senior subordinated notes. We incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption, including the redemption premium as well as the write-off of note issuance costs. At July 30, 2016, the balance of the 7 7 / 8 % senior subordinated notes totaled $49.6 million, net of debt issuance costs in the amount of $0.4 million. At January 30, 2016, the balance of the 7 7 / 8 % senior subordinated notes totaled $49.5 million, net of debt issuance costs in the amount of $0.5 million.

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

Senior Credit Facility

On April 22, 2015, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The Credit Facility has been extended through April 30, 2020. In connection with this amendment and restatement, we paid fees in the amount of $0.6 million. These fees will be amortized over the term of the credit facility as interest expense. At July 30, 2016, we had outstanding borrowings of $33.9 million, under the Credit Facility. At January 30, 2016, we had outstanding borrowings of $61.8 million, under the Credit Facility.

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

Letter of Credit Facilities

As of July 30, 2016, we maintained one U.S. dollar letter of credit facility totaling $30.0 million and one letter of credit facility totaling $0.3 million utilized by our United Kingdom subsidiary. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

During the first quarter of fiscal 2016, a $15 million line of credit expired and was not renewed. During fiscal 2016, we decreased the letter of credit sublimit in our Senior Credit Facility to $30.0 million. At July 30, 2016 and January 30, 2016, there was $18.8 and $18.9 million, respectively, available under the existing letter of credit facilities.

Real Estate Mortgage Loans

In July 2010, we paid off our then existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. In July 2013, we amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 3.9% per annum and the terms were restated to reflect new monthly payments of principal and interest of $69,000, based on a 25-year amortization with the outstanding principal due at maturity. At July 30, 2016, the balance of the real estate mortgage loan totaled $10.9 million, net of discount, of which $399,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on January 23, 2019. In January 2014, we amended the mortgage loan to modify the interest rate. The interest rate was reduced to 3.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of approximately $68,000, based on a 20-year amortization with the outstanding principal due at maturity. At July 30, 2016, the balance of the real estate mortgage loan totaled $10.9 million, net of discount, of which approximately $468,000 is due within one year.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and six months ended July 30, 2016.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 30, 2016 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended July 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Perry Ellis International, Inc.

September 2, 2016	By:	/S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Section 1350

32.2	Certification of Principal Financial Officer pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase