Form 10-Q
period 2016-10-29
PERRY ELLIS INTERNATIONAL, INC
filed 2016-12-06
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 29, 2016

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

The number of shares outstanding of the registrant’s common stock is 15,498,000 (as of November 30, 2016).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of October 29, 2016 and January 30, 2016	1

Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended October 29, 2016 and October 31, 2015	2

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended October 29, 2016 and October 31, 2015	3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 29, 2016 and October 31, 2015	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	37

Item 4:

Controls and Procedures	38

PART II: OTHER INFORMATION	39

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6:

Exhibits	40

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	October 29,	January 30,
	2016	2016
ASSETS
Current Assets:
Cash and cash equivalents	$29,824	$31,902
Investments, at fair value	12,915	9,782
Accounts receivable, net	128,782	132,066
Inventories	112,266	182,750
Prepaid income taxes	1,788	1,818
Prepaid expenses and other current assets	8,217	8,461

Total current assets	293,792	366,779

Property and equipment, net	63,682	63,908
Other intangible assets, net	187,268	187,919
Deferred income tax	441	442
Other assets	2,355	2,927

TOTAL	$547,538	$621,975

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$43,786	$103,684
Accrued expenses and other liabilities	25,577	26,497
Accrued interest payable	528	1,521
Unearned revenues	3,494	4,213
Deferred pension obligation	6,904	12,107

Total current liabilities	80,289	148,022

Senior subordinated notes payable, net	49,637	49,528
Senior credit facility	37,837	61,758
Real estate mortgages	20,668	21,318
Unearned revenues and other long-term liabilities	18,917	14,853
Deferred income taxes	36,235	35,015

Total long-term liabilities	163,294	182,472

Total liabilities	243,583	330,494

Commitment and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,610,661 shares issued and outstanding as of October 29, 2016 and 15,409,310 shares issued and outstanding as of January 30, 2016	156	154
Additional paid-in-capital	148,186	144,025
Retained earnings	167,330	161,810
Accumulated other comprehensive loss	(9,566)	(14,508)

Total	306,106	291,481
Treasury stock at cost; 113,935 shares as of October 29, 2016 and no shares as of January 30, 2016	(2,151)	—

Total equity	303,955	291,481

TOTAL	$547,538	$621,975

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015

Revenues:
Net sales	$185,298	$196,447	$629,514	$659,342
Royalty income	8,661	8,992	27,392	25,810

Total revenues	193,959	205,439	656,906	685,152
Cost of sales	122,856	132,144	416,888	445,815

Gross profit	71,103	73,295	240,018	239,337

Operating expenses:
Selling, general and administrative expenses	72,846	64,869	215,434	202,731
Depreciation and amortization	3,534	3,383	10,717	10,151

Total operating expenses	76,380	68,252	226,151	212,882
Loss on sale of long-lived assets	—	—	—	(697)

Operating (loss) income	(5,277)	5,043	13,867	25,758
Costs of early extinguishment of debt	—	—	—	5,121
Interest expense	1,738	1,853	5,652	7,423

Net (loss) income before income taxes	(7,015)	3,190	8,215	13,214
Income tax (benefit) provision	(1,850)	917	2,695	2,811

Net (loss) income	$(5,165)	$2,273	$5,520	$10,403

Net (loss) income per share:
Basic	$(0.34)	$0.15	$0.37	$0.70

Diluted	$(0.34)	$0.15	$0.36	$0.68

Weighted average number of shares outstanding
Basic	14,991	15,148	14,920	14,948
Diluted	14,991	15,465	15,169	15,344

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Net income (loss)	$(5,165)	$2,273	$5,520	$10,403
Other Comprehensive income (loss):
Foreign currency translation adjustments, net	(2,342)	(609)	(3,772)	482
Unrealized gain on pension liability, net of tax	8,142	135	8,452	405
Unrealized gain on forward contract	255	—	255	—
Unrealized gain (loss) on investments	(10)	(1)	7	(8)

Total other comprehensive income (loss)	6,045	(475)	4,942	879

Comprehensive income	$880	$1,798	$10,462	$11,282

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended
	October 29,	October 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,520	$10,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,013	10,632
Provision for bad debts	680	435
Amortization of debt issue cost	309	369
Amortization of premiums and discounts	42	124
Amortization of unrealized loss on pension liability	465	405
Pension settlement charge	8,300	—
Costs on early extinguishment of debt	—	1,158
Deferred income taxes	1,221	2,614
Share-based compensation	5,104	3,641
Loss (gain) on sale of long-lived assets	—	697
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	506	6,507
Inventories	69,012	38,380
Prepaid income taxes	17	3,606
Prepaid expenses and other current assets	402	(762)
Other assets	121	111
Deferred pension obligation	(5,516)	(416)
Accounts payable and accrued expenses	(62,602)	(54,759)
Accrued interest payable	(993)	(3,509)
Unearned revenues and other liabilities	3,640	(998)

Net cash provided by operating activities	37,241	18,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,334)	(9,837)
Purchases of investments	(12,467)	(8,230)
Proceeds from investment maturities	9,341	17,845
Proceeds on sale of intangible assets	—	2,500
Proceeds from note receivable	250	250

Net cash (used in) provided by investing activities	(12,210)	2,528

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	250,012	330,644
Payments on senior credit facility	(273,933)	(270,023)
Payments on senior subordinated notes	—	(100,000)
Purchase of treasury stock	(2,151)	—
Payments on real estate mortgages	(634)	(615)
Payments on capital leases	(196)	(137)
Deferred financing fees	—	(574)
Proceeds from exercise of stock options	5	1,408

Net cash used in financing activities	(26,897)	(39,297)

Effect of exchange rate changes on cash and cash equivalents	(212)	600

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,078)	(17,531)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,902	43,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,824	$26,016

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended
	October 29,	October 31,
	2016	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,294	$10,439

Income taxes	$904	$507

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$1,172	$1,684

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force),” which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this update are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact of the future adoption of this standard on its consolidated Statements of Cash Flows.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This update removes the current exception in GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. The amendments in this update are effective for public entities for annual reporting periods beginning after December 15, 2017. Early adoption is permitted and should be in the first interim period if an entity issues interim financial statements. The Company is currently assessing the impact of the future adoption of this standard on its consolidated financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	October 29,	January 30,
	2016	2016
	(in thousands)
Trade accounts	$143,033	$144,708
Royalties	5,220	5,892
Other receivables	812	1,769

Total	149,065	152,369
Less: allowances	(20,283)	(20,303)

Total	$128,782	$132,066

4. INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price, customs, duties, freight, and commissions to buying agents.

Inventories consisted of the following as of:

	October 29,	January 30,
	2016	2016
	(in thousands)

Finished goods	$112,266	$182,414
Raw materials and in process	—	336

Total	$112,266	$182,750

5. INVESTMENTS

The Company’s investments include marketable securities and certificates of deposit at October 29, 2016 and January 30, 2016. Marketable securities are classified as available-for-sale and consist of corporate bonds with maturity dates less than two years. Certificates of deposit are classified as available-for-sale with $9.7 million with maturity dates within one year. Investments are stated at fair value. The estimated fair value of the marketable securities is based on quoted prices in an active market (Level 1 fair value measures).

Investments consisted of the following as of October 29, 2016:

		Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)

Marketable securities	$3,262	$4	$—	$3,266
Certificates of deposit	9,655	—	(6)	9,649

Total investments	$12,917	$4	$(6)	$12,915

Investments consisted of the following as of January 30, 2016:

		Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)

Certificates of deposit	$9,791	$—	$(9)	$9,782

Total investments	$9,791	$—	$(9)	$9,782

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	October 29,	January 30,
	2016	2016
	(in thousands)

Furniture, fixtures and equipment	$90,141	$84,634
Buildings and building improvements	20,660	19,462
Vehicles	523	523
Leasehold improvements	48,329	46,882
Land	9,430	9,430

Total	169,083	160,931
Less: accumulated depreciation and amortization	(105,401)	(97,023)

Total	$63,682	$63,908

The above table of property and equipment includes assets held under capital leases as of:

	October 29,	January 30,
	2016	2016
	(in thousands)
Furniture, fixtures and equipment	$810	$810
Less: accumulated depreciation and amortization	(384)	(182)

Total	$426	$628

For the three months ended October 29, 2016 and October 31, 2015, depreciation and amortization expense relating to property and equipment amounted to $3.5 million and $3.4 million, respectively. For the nine months ended October 29, 2016 and October 31, 2015, depreciation and amortization expense relating to property and equipment amounted to $10.4 million and $10.0 million, respectively. These amounts include amortization expense for leased property under capital leases.

7. OTHER INTANGIBLE ASSETS

Trademarks

Trademarks included in other intangible assets, net, are considered indefinite-lived intangible assets and totaled $184.1 at October 29, 2016 and January 30, 2016.

On March 19, 2015, the Company entered into an agreement to sell the intellectual property of its C&C California brand to a third party. The sales price was $2.5 million, which was collected during the first quarter of fiscal 2016. In connection with this transaction, the Company recorded a loss of ($0.7) million in the licensing segment.

Other

Other intangible assets represent as of:

	October 29,	January 30,
	2016	2016
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(5,328)	(4,677)

Total	$3,122	$3,773

For the three months ended October 29, 2016 and October 31, 2015, amortization expense relating to customer lists amounted to $0.3 million for each of the periods. For the nine months ended October 29, 2016 and October 31, 2015, amortization expense relating to customer lists amounted to $0.7 million for each of the periods. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the table sets forth the estimated amortization expense for future periods based on recorded amounts as of January 30, 2016:

(in thousands)

2017	$868
2018	$835
2019	$793
2020	$734
2021	$543

8. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consisted of the following as of:

	October 29,	January 30,
	2016	2016
	(in thousands)

Total letter of credit facilities	$30,000	$30,286
Outstanding letters of credit	(10,788)	(11,395)

Total credit available	$19,212	$18,891

During the third quarter of fiscal 2017, one letter of credit facility totaling $0.3 million, utilized by the Company’s United Kingdom subsidiary, expired and has not been renewed.

9. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $4.2 million and $4.1 million for the three months ended October 29, 2016 and October 31, 2015, respectively, and $12.2 million and $11.1 million for the nine months ended October 29, 2016 and October 31, 2015, respectively, and are included in selling, general and administrative expenses.

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

The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(5,165)	$2,273	$5,520	$10,403

Denominator:
Basic-weighted average shares	14,991	15,148	14,920	14,948
Dilutive effect: equity awards	—	317	249	396

Diluted-weighted average shares	14,991	15,465	15,169	15,344

Basic (loss) income per share	$(0.34)	$0.15	$0.37	$0.70

Diluted (loss) income per share	$(0.34)	$0.15	$0.36	$0.68

Antidilutive effect:(1)	1,015	530	532	693

(1)	Represents weighted average of stock options to purchase shares of common stock, SARS and restricted stock that were not included in computing diluted income (loss) per share because their effects were antidilutive for the respective periods.

11. EQUITY

The following table reflects the changes in equity:

Changes in Equity
(in thousands)
Equity at January 30, 2016	$291,481

Comprehensive income	10,462
Share transactions under employee equity compensation plans	4,163
Purchase of treasury stock	(2,151)

Equity at October 29, 2016	$303,955

Equity at January 31, 2015	$302,017

Comprehensive income	11,282
Share transactions under employee equity compensation plans	3,809

Equity at October 31, 2015	$317,108

During the third quarter of fiscal 2017, the Board of Directors extended the stock repurchase program to authorize the Company to purchase, from time to time and as market and business conditions warranted, up to $70 million of the Company’s common stock for cash in the open market or in privately negotiated transactions through October 31, 2017. Although the Board of Directors allocated a maximum of $70 million to carry out the program, the Company is not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis. Total purchases under the plan life-to-date amount to $60.8 million.

During the third quarter of fiscal 2017, the Company repurchased shares of its common stock at a cost of $2.2 million. There were no treasury shares outstanding as of January 30, 2016. During the second quarter of fiscal 2016, the Company retired 770,753 shares of treasury stock recorded at a cost of approximately $15.7 million. Accordingly, during the second quarter of fiscal 2016, the Company reduced common stock and additional paid in capital by $7,000 and $15.7 million, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Unrealized	Foreign	Unrealized	Unrealized
	(Loss) Gain on	Currency Translation	(Loss) Gain on	Gain on
	Pension Liability	Adjustments, Net	Investments	Forward Contract	Total
	(in thousands)
Balance, January 30, 2016	$(7,368)	$(7,131)	$(9)	$—	$(14,508)
Other comprehensive loss (income) before reclassifications	(313)	(3,772)	7	255	(3,823)
Amounts reclassified from accumulated other comprehensive loss	8,765	—	—	—	8,765

Balance, October 29, 2016	$1,084	$(10,903)	$(2)	$255	$(9,566)

	Unrealized	Foreign	Unrealized
	(Loss) Gain on	Currency Translation	(Loss) Gain on
	Pension Liability	Adjustments, Net	Investments	Total
	(in thousands)
Balance, January 31, 2015	$(8,085)	$(4,774)	$7	$(12,852)
Other comprehensive loss (income) before reclassifications	—	482	(8)	474
Amounts reclassified from accumulated other comprehensive loss	405	—	—	405

Balance, October 31, 2015	$(7,680)	$(4,292)	$(1)	$(11,973)

A summary of the impact on the condensed consolidated statements of operations line items is as follows:

	Three Months Ended
	October 29, 2016	October 31, 2015
	(in thousands)
Amortization of defined benefit pension items
Actuarial loss	$8,455	$135	Selling, general and administrative expenses
Tax provision	—	—	Income tax provision

Total, net of tax	$8,455	$135

	Nine Months Ended
	October 29, 2016	October 31, 2015
	(in thousands)
Amortization of defined benefit pension items
Actuarial loss	$8,765	$405	Selling, general and administrative expenses
Tax provision	—	—	Income tax provision

Total, net of tax	$8,765	$405

13. DERIVATIVE FINANCIAL INSTRUMENT

Cash Flow Hedges

The Company has a risk management policy to manage foreign currency risk relating to inventory purchases by its subsidiaries that are denominated in foreign currencies. As such, the Company may employ hedging and derivative strategies to limit the effects of changes in foreign currency on its operating income and cash flows. The financial impact of these hedging instruments is primarily offset by corresponding changes in the underlying exposures being hedged. The Company achieves this by closely matching the notional amount, term and conditions of the derivative instrument with the underlying risk being hedged. The Company does not use derivative instruments for trading or speculative purposes.

For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents at inception the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company will formally assess at least quarterly whether the financial instruments used in hedging are “highly effective” at offsetting changes in cash flows of the related underlying exposures. For purposes of assessing hedge effectiveness, the Company uses the forward method, and assesses effectiveness based on the changes in both spot and forward points of the hedging instrument. If and when a derivative is no longer expected to be “highly effective,” hedge accounting is discontinued and hedge ineffectiveness, if any, is included in current period earnings. As of October 29, 2016, there was no hedge ineffectiveness.

The Company’s United Kingdom subsidiary is exposed to foreign currency risk from inventory purchases. In order to mitigate the financial risk of settlement of inventory at various prices based on movement of the U.S.

dollar against the British pound, the Company entered into foreign currency forward exchange contracts (the “Hedging Instruments”) in October 2016. These are formally designated and “highly effective” as cash flow hedges. The Company will hedge approximately 45% of its U.S. dollar denominated purchases. All changes in the Hedging Instruments’ fair value associated with inventory purchases are recorded in equity as a component of accumulated other comprehensive income until the underlying hedged item is reclassified to earnings. The Company records the foreign currency forward exchange contracts at fair value in its Consolidated Balance Sheets. The cash flows from derivative instruments that are designated as cash flow hedges are classified in the same category as the cash flows from the underlying hedged items. In the event that hedge accounting is discontinued, cash flows subsequent to the date of discontinuance are classified within investing activities. The Company considers the classification of the underlying hedged item’s cash flows in determining the classification for the designated derivative instrument’s cash flows. The Company classifies derivative instrument cash flows from hedges of foreign currency risk on the settlement of inventory as operating activities.

The Company’s Hedging Instruments were classified within Level 2 of the fair value hierarchy. The following table summarizes the fair value and balance sheet classification of the Company’s Hedging Instruments.

		October 29,	January 30,
Derivatives Designated As Hedging Instruments	Balance sheet location	2016	2016
		(in thousands)

Foreign currency forward exchange contract (inventory purchases)	Other Current Assets	$255	$—

Total		$255	$—

At October 29, 2016, the notional amount outstanding of foreign exchange forward contracts is $5.7 million. Such contracts expire between October 2016 and March 2017. There were no outstanding Hedging Instruments at January 30, 2016.

At October 29, 2016, accumulated other comprehensive income included a $255 thousand net deferred gain for Hedging Instruments that are expected to be reclassed during the next 12 months. The net deferred gain will be reclassified from accumulated other comprehensive income to costs of goods sold when the inventory is sold.

No gains or losses relating to Hedging Instruments were reclassified to earnings during any of the fiscal periods presented.

14. INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2011 through fiscal 2016 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to open tax years from fiscal 2005 through fiscal 2017, depending on each state’s particular statute of limitations. As of October 29, 2016, the fiscal 2011, 2012 and 2013 U.S. federal income tax returns are under examination, as well as various state, local, and foreign income tax returns, by various taxing authorities.

The Company has a $1.1 million liability recorded for unrecognized tax benefits as of January 30, 2016, which includes interest and penalties of $0.2 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three months and nine months ended October 29, 2016, the total amount of unrecognized tax benefits decreased by approximately $13,000 and increased by $75,000, respectively. The change to the total amount of the unrecognized tax benefit for the three and nine months ended October 29, 2016 included a decrease in interest and penalties of approximately $11,000 and an increase of $30,000, respectively.

The Company does not currently anticipate a resolution within the next twelve months for any of the remaining unrecognized tax benefits as of October 29, 2016. The statute of limitations related to the Company’s fiscal 2011, 2012 and 2013 U.S. federal tax years has been extended as part of the examination and is not expected to lapse within the next twelve months. During the three months ended October 29, 2016, the Company received a Notice of Proposed Adjustment from the Internal Revenue Service which proposed adjustments to taxable income for fiscal 2011, 2012 and 2013 of $6.1 million, $5.3 million and $6.8 million respectively. The Company has not established uncertain tax position reserves related to this matter as the Company believes its positions are highly certain to be sustained upon appeal or, if necessary, through litigation.

At the end of fiscal 2016, the Company maintained a $46.2 million valuation allowance against its remaining domestic deferred tax asset; including, but not limited to, the federal net operating loss carryforwards and the U.S. state net operating loss carryforwards, utilization of which are not restricted by factors beyond the Company’s control. The establishment of valuation allowances and the developments of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. An accumulation of recent pretax losses is considered strong negative evidence in that evaluation. Although the Company recognized pretax earnings through the nine months ended October 29, 2016, by itself that does not represent sufficient positive evidence that its deferred tax asset will be realized to warrant removing the valuation allowances established against the U.S. deferred tax assets. Deferred tax assets without valuation allowances remain in certain foreign tax jurisdictions, where supported by the evidence.

15. STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED SHARES

During the first, second and third quarters of fiscal 2017, the Company granted an aggregate of 86,173, 14,914 and 3,000 shares of restricted stock to certain key employees, which vest primarily over a three-year period, at an estimated value of $1.6 million, $0.3 million and $0.06 million, respectively. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

Also, during the second quarter of fiscal 2017, the Company awarded to six directors an aggregate of 31,902 shares of restricted stock. The restricted stock awarded vests primarily over a one-year period, at an estimated value of $0.7 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the first quarter of fiscal 2017, the Company granted performance-based restricted stock to certain key employees. Such stock generally vests 100% in April 2019, provided that each employee is still an employee of the Company on such date, and that the Company has met certain performance criteria. A total of 184,004 shares of performance-based restricted stock were issued at an estimated value of $3.5 million.

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$135,717	$141,512	$478,790	$490,453
Women’s Sportswear	28,676	33,421	85,301	102,126
Direct-to-Consumer	20,905	21,514	65,423	66,763
Licensing	8,661	8,992	27,392	25,810

Total revenues	$193,959	$205,439	$656,906	$685,152

Depreciation and amortization:
Men’s Sportswear and Swim	$1,814	$1,771	$5,717	$5,509
Women’s Sportswear	729	589	2,107	1,655
Direct-to-Consumer	932	976	2,717	2,851
Licensing	59	47	176	136

Total depreciation and amortization	$3,534	$3,383	$10,717	$10,151

Operating (loss) income:
Men’s Sportswear and Swim (1)	$(7,683)	$2,392	$6,834	$14,544
Women’s Sportswear	(1,289)	(109)	(4,746)	222
Direct-to-Consumer	(3,370)	(4,038)	(9,675)	(8,051)
Licensing (2)	7,065	6,798	21,454	19,043

Total operating (loss) income	$(5,277)	$5,043	$13,867	$25,758
Costs on early extinguishment of debt	—	—	—	5,121
Total interest expense	1,738	1,853	5,652	7,423

Total net (loss) income before income taxes	$(7,015)	$3,190	$8,215	$13,214

(1)	Operating (loss) income for the Men’s Sportswear and Swim segment for the three and nine months ended October 29, 2016, includes a settlement charge related to the pension plan in the amount of $8.3 million. See footnote 17 to the consolidated financial statements for further information.
(2)	Operating income for the licensing segment for the nine months ended October 31, 2015, includes a loss on sale of long-lived assets in the amount of $0.7 million. See footnote 7 to the consolidated financial statements for further information.

17. BENEFIT PLAN

The Company sponsors a qualified pension plan. The following table provides the components of net benefit cost for the plan during the three and nine months ended fiscal 2017 and 2016:

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
	(in thousands)

Service cost	$63	$63	$189	$189
Interest cost	124	337	372	1,011
Expected return on plan assets	(87)	(658)	(261)	(1,974)
Settlement	8,300	—	8,300	—
Amortization of net loss	155	135	465	405

Net periodic benefit cost	$8,555	$(123)	$9,065	$(369)

Settlement accounting, which accelerates recognition of a plan’s unrecognized net gain or loss, is triggered if the lump sums paid during a year exceed the sum of the plan’s service and interest cost. Since the lump sums paid or expected to be paid in Fiscal 2017 exceed that threshold, the Company recognized a settlement charge of $8.3 million in anticipation of the plan’s termination in fiscal 2017.

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

On April 6, 2015, the Company elected to call for the partial redemption of $100 million of its $150 million 7 7⁄8% senior subordinated notes due 2019 and a notice of redemption was sent to all registered holders of the senior subordinated notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, the Company completed the redemption of the $100 million of its senior subordinated notes. The Company incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption, including the redemption premium as well as the write-off of note issuance costs. At October 29, 2016, the balance of the 7 7⁄8% senior subordinated notes totaled $49.6 million, net of debt issuance cost in the amount of $0.4 million. At January 30, 2016, the balance of the 7 7⁄8% senior subordinated notes totaled $49.5 million, net of debt issuance cost in the amount of $0.5 million.

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

19. SENIOR CREDIT FACILITY

On April 22, 2015, the Company amended and restated its existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The Credit Facility has been extended through April 30, 2020 (“Maturity Date”). In connection with this amendment and restatement, the Company paid fees in the amount of $0.6 million. These fees will be amortized over the term of the credit facility as interest expense. At October 29, 2016, The Company had outstanding borrowings of $37.8 million under the Credit Facility. At January 30, 2016, the Company had outstanding borrowings of $61.8 million, under the Credit Facility.

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

Real estate mortgages. (classified within Level 2 of the valuation hierarchy)—The carrying amounts of the real estate mortgages were approximately $21.4 million and $22.0 million at October 29, 2016 and January 30, 2016, respectively. The carrying values of the real estate mortgages at October 29, 2016 and January 30, 2016, approximate their fair values since the interest rates approximate market rates.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 1 of the valuation hierarchy) - The carrying amounts of the 7 7⁄8% senior subordinated notes payable were approximately $49.6 million and $49.5 million at October 29, 2016 and January 30, 2016, respectively. The fair value of the 7 7⁄8% senior subordinated notes payable was approximately $50.3 and $49.0 million as of October 29, 2016 and January 30, 2016, respectively, based on quoted market prices.

See footnote 13 to the consolidated financial statements for disclosure of the fair value and line item caption of derivative instruments recorded in the consolidated balance sheets.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

21. COMMITMENTS AND CONTINGENCIES

On April 20, 2016, the Company entered into an employment agreement with George Feldenkreis, the Company’s Executive Chairman. The term of the employment agreement shall continue until Mr. Feldenkreis’ death or termination of the employment agreement by the Company or Mr. Feldenkreis. He will be paid a base salary of not less than $750,000 per year during the term of employment and, among other things, a lump sum payment of $1.0 million upon the termination of his employment in most circumstances. Additionally, he is entitled to participate in the Company’s incentive compensation plans. In connection with the terms of this new employment agreement, the Company accelerated the expense recognition related to Mr. Feldenkreis’ outstanding cash incentive and stock based compensation awards. The impact of the acceleration was a $4.2 million charge during the second quarter of fiscal 2017 to selling, general and administrative expenses.

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

22. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc. (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a combined, or where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of October 29, 2016 and January 30, 2016 and for the three and nine months ended October 29, 2016 and October 31, 2015. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF OCTOBER 29, 2016

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$4,239	$25,585	$—	$29,824
Investment, at fair value	—	—	12,915	—	12,915
Accounts receivable, net	—	104,580	24,202	—	128,782
Intercompany receivable, net	82,241	—	—	(82,241)	—
Inventories	—	96,480	15,786	—	112,266
Prepaid income taxes	1,643	—	—	145	1,788
Prepaid expenses and other current assets	—	7,219	998	—	8,217

Total current assets	83,884	212,518	79,486	(82,096)	293,792

Property and equipment, net	—	61,425	2,257	—	63,682
Other intangible assets, net	—	154,936	32,332	—	187,268
Deferred income taxes	—	—	441	—	441
Investment in subsidiaries	270,236	—	—	(270,236)	—
Other assets	—	1,879	476	—	2,355

TOTAL	$354,120	$430,758	$114,992	$(352,332)	$547,538

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$—	$39,330	$4,456	$—	$43,786
Accrued expenses and other liabilities	—	20,804	4,773	—	25,577
Accrued interest payable	528	—	—	—	528
Income taxes payable	—	623	928	(1,551)	—
Unearned revenues	—	2,835	659	—	3,494
Deferred pension obligation	—	6,863	41	—	6,904
Intercompany payable, net	—	75,929	17,826	(93,755)	—

Total current liabilities	528	146,384	28,683	(95,306)	80,289

Senior subordinated notes payable, net	49,637	—	—	—	49,637
Senior credit facility	—	37,837	—	—	37,837
Real estate mortgages	—	20,668	—	—	20,668
Unearned revenues and other long-term liabilities	—	18,728	189	—	18,917
Deferred income taxes	—	34,539	—	1,696	36,235

Total long-term liabilities	49,637	111,772	189	1,696	163,294

Total liabilities	50,165	258,156	28,872	(93,610)	243,583

Total equity	303,955	172,602	86,120	(258,722)	303,955

TOTAL	$354,120	$430,758	$114,992	$(352,332)	$547,538

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JANUARY 30, 2016

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$775	$31,127	$—	$31,902
Investment, at fair value	—	—	9,782	—	9,782
Accounts receivable, net	—	106,018	26,048	—	132,066
Intercompany receivable, net	74,091	—	—	(74,091)	—
Inventories	—	155,703	27,047	—	182,750
Prepaid income taxes	1,017	—	—	801	1,818
Prepaid expenses and other current assets	—	7,426	1,035	—	8,461

Total current assets	75,108	269,922	95,039	(73,290)	366,779

Property and equipment, net	—	61,260	2,648	—	63,908
Other intangible assets, net	—	155,587	32,332	—	187,919
Investment in subsidiaries	267,422	—	—	(267,422)	—
Deferred income taxes	—	—	442	—	442
Other assets	—	2,150	777	—	2,927

TOTAL	$342,530	$488,919	$131,238	$(340,712)	$621,975

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$—	$89,961	$13,723	$—	$103,684
Accrued expenses and other liabilities	—	21,524	4,973	—	26,497
Accrued interest payable	1,521	—	—	—	1,521
Income taxes payable	—	623	272	(895)	—
Unearned revenues	—	2,952	1,261	—	4,213
Deferred pension obligation	—	12,025	82	—	12,107
Intercompany payable, net	—	60,384	21,449	(81,833)	—

Total current liabilities	1,521	187,469	41,760	(82,728)	148,022

Senior subordinated notes payable, net	49,528	—	—	—	49,528
Senior credit facility	—	61,758	—	—	61,758
Real estate mortgages	—	21,318	—	—	21,318
Unearned revenues and other long-term liabilities	—	14,608	245	—	14,853
Deferred income taxes	—	33,319	—	1,696	35,015

Total long-term liabilities	49,528	131,003	245	1,696	182,472

Total liabilities	51,049	318,472	42,005	(81,032)	330,494

Total equity	291,481	170,447	89,233	(259,680)	291,481

TOTAL	$342,530	$488,919	$131,238	$(340,712)	$621,975

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED OCTOBER 29, 2016

(amounts in thousands)

			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$—	$162,185	$23,113	$—	$185,298
Royalty income	—	5,230	3,431	—	8,661

Total revenues	—	167,415	26,544	—	193,959
Cost of sales	—	107,489	15,367	—	122,856

Gross profit	—	59,926	11,177	—	71,103
Operating expenses:
Selling, general and administrative expenses	—	63,475	9,371	—	72,846
Depreciation and amortization	—	3,220	314	—	3,534

Total operating expenses	—	66,695	9,685	—	76,380

Operating (loss) income	—	(6,769)	1,492	—	(5,277)

Interest expense (income)	—	1,756	(18)	—	1,738

Net (loss) income before income taxes	—	(8,525)	1,510	—	(7,015)
Income tax (benefit) provision	—	(2,189)	339	—	(1,850)

Equity in earnings of subsidiaries, net	(5,165)	—	—	5,165	—

Net (loss) income	(5,165)	(6,336)	1,171	5,165	(5,165)

Other comprehensive income (loss)	6,045	8,142	(2,097)	(6,045)	6,045

Comprehensive income (loss)	$880	$1,806	$(926)	$(880)	$880

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2015

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$—	$174,315	$22,132	$—	$196,447
Royalty income	—	5,495	3,497	—	8,992

Total revenues	—	179,810	25,629	—	205,439
Cost of sales	—	118,154	13,990	—	132,144

Gross profit	—	61,656	11,639	—	73,295
Operating expenses:
Selling, general and administrative expenses	—	55,570	9,299	—	64,869
Depreciation and amortization	—	3,096	287	—	3,383

Total operating expenses	—	58,666	9,586	—	68,252

Operating income	—	2,990	2,053	—	5,043

Interest expense	—	1,857	(4)	—	1,853

Net income before income taxes	—	1,133	2,057	—	3,190
Income tax provision	—	344	573	—	917

Equity in earnings of subsidiaries, net	2,273	—	—	(2,273)	—

Net income	2,273	789	1,484	(2,273)	2,273

Other comprehensive (loss) income	(475)	135	(610)	475	(475)

Comprehensive income	$1,798	$924	$874	$(1,798)	$1,798

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 29, 2016

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$—	$556,327	$73,187	$—	$629,514
Royalty income	—	17,505	9,887	—	27,392

Total revenues	—	573,832	83,074	—	656,906
Cost of sales	—	368,194	48,694	—	416,888

Gross profit	—	205,638	34,380	—	240,018
Operating expenses:
Selling, general and administrative expenses	—	187,269	28,165	—	215,434
Depreciation and amortization	—	9,687	1,030	—	10,717

Total operating expenses	—	196,956	29,195	—	226,151

Operating income	—	8,682	5,185	—	13,867
Interest expense (income)	—	5,691	(39)	—	5,652

Net income before income taxes	—	2,991	5,224	—	8,215
Income tax provision	—	836	1,859	—	2,695

Equity in earnings of subsidiaries, net	5,520	—	—	(5,520)	—

Net income	5,520	2,155	3,365	(5,520)	5,520

Other comprehensive income (loss)	4,942	8,452	(3,510)	(4,942)	4,942

Comprehensive income (loss)	$10,462	$10,607	$(145)	$(10,462)	$10,462

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 29, 2016

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$1,155	$32,968	$5,824	$(2,706)	$37,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(8,292)	(1,042)	—	(9,334)
Purchase of investments	—	—	(12,467)	—	(12,467)
Proceeds from investment maturities	—	—	9,341	—	9,341
Proceeds from note receivable	—	—	250	—	250
Intercompany transactions	1,203	—	—	(1,203)	—

Net cash provided by (used in) investing activities	1,203	(8,292)	(3,918)	(1,203)	(12,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	250,012	—	—	250,012
Payments on senior credit facility	—	(273,933)	—	—	(273,933)
Payments on real estate mortgages	—	(634)	—	—	(634)
Payments on capital leases	—	(196)	—	—	(196)
Dividends paid to stockholder	—	—	(2,706)	2,706	—
Purchase of treasury stock	(2,151)	—	—	—	(2,151)
Proceeds from exercise of stock options	5	—	—	—	5
Intercompany transactions	—	3,539	(4,530)	991	—

Net cash used in financing activities	(2,146)	(21,212)	(7,236)	3,697	(26,897)
Effect of exchange rate changes on cash and cash equivalents	(212)	—	(212)	212	(212)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	3,464	(5,542)	—	(2,078)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	775	31,127	—	31,902

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$4,239	$25,585	$—	$29,824

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2015

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$382	$15,691	$2,565	$—	$18,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(8,913)	(924)	—	(9,837)
Purchase of investments	—	—	(8,230)	—	(8,230)
Proceeds from investment maturities	—	—	17,845	—	17,845
Proceeds on sale of intangible assets	—	2,500	—	—	2,500
Proceeds from note receivable	—	—	250	—	250
Intercompany transactions	97,610	—	—	(97,610)	—

Net cash provided by (used in) investing activities	97,610	(6,413)	8,941	(97,610)	2,528

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior subordinated notes	(100,000)	—	—	—	(100,000)
Borrowings from senior credit facility	—	330,644	—	—	330,644
Payments on senior credit facility	—	(270,023)	—	—	(270,023)
Payments on real estate mortgages	—	(615)	—	—	(615)
Payments on capital leases	—	(137)	—	—	(137)
Deferred financing fees	—	(574)	—	—	(574)
Proceeds from exercise of stock options	1,408	—	—	—	1,408
Intercompany transactions	—	(96,096)	(2,114)	98,210	—

Net cash used in financing activities	(98,592)	(36,801)	(2,114)	98,210	(39,297)
Effect of exchange rate changes on cash and cash equivalents	600	—	600	(600)	600

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(27,523)	9,992	—	(17,531)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	30,055	13,492	—	43,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2,532	$23,484	$—	$26,016

23. SUBSEQUENT EVENTS

In November 2016, the Company paid off its then existing real estate mortgage loan and refinanced its main administrative office, warehouse and distribution facility in Miami with a $21.7 million mortgage loan. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $112,000, based on a 25-year amortization with the outstanding principal due at maturity.

In November 2016, the Company refinanced its Tampa facility with a $13.2 million mortgage loan. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $68,000, based on a 25-year amortization with the outstanding principal due at maturity.

Additionally, the Company may use some of the excess funds generated from the mortgage loans described above to pay down the senior credit facility and repurchase certain of its outstanding senior subordinated notes.

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

Forward–Looking Statements

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “guidance,” “indicate,” “intend,” “may,” “might,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” or “will” or the negative thereof or other variations thereon and similar words or phrases or comparable terminology. Such forward-looking statements include, but are not limited to, statements regarding Perry Ellis’ strategic operating review, growth initiatives and internal operating improvements intended to drive revenues and enhance profitability, the implementation of Perry Ellis’ profitability improvement plan and Perry Ellis’ plans to exit underperforming, low growth brands and businesses. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are as set forth below and in various places in this report. These factors include, but are not limited to:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers or programs,

•	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future retail and wholesale consolidation,

•	recent and future economic conditions, including turmoil in the financial and credit markets,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	our ability to contain costs,

•	disruptions in the supply chain, including, but not limited to those caused by port disruptions,

•	our future capital needs and our ability to obtain financing,

•	our ability to protect our trademarks,

•	our ability to integrate acquired businesses, trademarks, tradenames, and licenses,

•	our ability to predict consumer preferences and changes in fashion trends and consumer acceptance of both new designs and newly introduced products,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	changes in the costs of raw materials, labor and advertising,

•	our ability to carry out growth strategies including expansion in international and direct-to-consumer retail markets,

•	our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion,

•	potential cyber risk and technology failures that could disrupt operations or result in a data breach,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	exposure to foreign currency risk and interest rate risk,

•	the impact to our business resulting from the United Kingdom’s referendum vote to exit the European Union and the uncertainty surrounding the terms and conditions of such a withdrawal, as well as the related impact to global stock markets and currency exchange rates,

•	possible disruption in commercial activities due to terrorist activity and armed conflict,

•	actions of activist investors and the cost and disruption of responding to those actions, and

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 30, 2016 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets and the measurement of retirement related benefits. We believe that there have been no significant changes to our critical accounting policies during the three and nine months ended October 29, 2016 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 30, 2016.

Results of Operations

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income by segment, the most directly comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$135,717	$141,512	$478,790	$490,453
Women’s Sportswear	28,676	33,421	85,301	102,126
Direct-to-Consumer	20,905	21,514	65,423	66,763
Licensing	8,661	8,992	27,392	25,810

Total revenues	$193,959	$205,439	$656,906	$685,152

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	(in thousands)
Reconciliation of operating (loss) income to EBITDA
Operating (loss) income by segment:
Men’s Sportswear and Swim	$(7,683)	$2,392	$6,834	$14,544
Women’s Sportswear	(1,289)	(109)	(4,746)	222
Direct-to-Consumer	(3,370)	(4,038)	(9,675)	(8,051)
Licensing	7,065	6,798	21,454	19,043

Total operating (loss) income	$(5,277)	$5,043	$13,867	$25,758

Add:
Depreciation and amortization
Men’s Sportswear and Swim	$1,814	$1,771	$5,717	$5,509
Women’s Sportswear	729	589	2,107	1,655
Direct-to-Consumer	932	976	2,717	2,851
Licensing	59	47	176	136

Total depreciation and amortization	$3,534	$3,383	$10,717	$10,151

EBITDA by segment:
Men’s Sportswear and Swim	$(5,869)	$4,163	$12,551	$20,053
Women’s Sportswear	(560)	480	(2,639)	1,877
Direct-to-Consumer	(2,438)	(3,062)	(6,958)	(5,200)
Licensing	7,124	6,845	21,630	19,179

Total EBITDA	$(1,743)	$8,426	$24,584	$35,909

EBITDA margin by segment
Men’s Sportswear and Swim	(4.3%)	2.9%	2.6%	4.1%
Women’s Sportswear	(2.0%)	1.4%	(3.1%)	1.8%
Direct-to-Consumer	(11.7%)	(14.2%)	(10.6%)	(7.8%)
Licensing	82.3%	76.1%	79.0%	74.3%
Total EBITDA margin	(0.9%)	4.1%	3.7%	5.2%

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

The following is a discussion of the results of operations for the three and nine month periods ended October 29, 2016 of the fiscal year ending January 28, 2017 (“fiscal 2017”) compared with the three and nine month periods ended October 31, 2015 of the fiscal year ended January 30, 2016 (“fiscal 2016”).

Results of Operations - three and nine months ended October 29, 2016 compared to the three and nine months ended October 31, 2015.

Net sales. Men’s Sportswear and Swim net sales for the three months ended October 29, 2016 were $135.7 million, a decrease of $5.8 million, or 4.1%, from $141.5 million for the three months ended October 31, 2015. The net sales decrease was attributed primarily to business exits and the negative impact of foreign currency translation, partially offset by increases in Perry Ellis, Golf lifestyle apparel and Nike swim business.

Men’s Sportswear and Swim net sales for the nine months ended October 29, 2016 were $478.8 million, a decrease of $11.7 million, or 2.4%, from $490.5 million for the nine months ended October 31, 2015. The net sales decrease was attributed primarily to exited brands coupled with the negative impact in our special markets programs and foreign currency conversions, partially offset by increases in our core Perry Ellis and Original Penguin collections, as well as our Golf lifestyle apparel and Nike swim business.

Women’s Sportswear net sales for the three months ended October 29, 2016 were $28.7 million, a decrease of $4.7 million, or 14.1%, from $33.4 million for the three months ended October 31, 2015. The net sales decrease was attributed primarily to softer replenishment business across the women’s market driven in part by the impact of Hurricane Matthew for some of our east coast retail partners.

Women’s Sportswear net sales for the nine months ended October 29, 2016 were $85.3 million, a decrease of $16.8 million, or 16.5%, from $102.1 million for the nine months ended October 31, 2015. The net sales decrease was primarily due to the sale of C&C California in the prior year, planned decreases in special markets programs and softer replenishment business across the women’s market consistent with the reductions cited above.

Direct-to-Consumer net sales for the three months ended October 29, 2016 were $20.9 million, a decrease of $0.6 million, or 2.8%, from $21.5 million for the three months ended October 31, 2015. The decrease was driven by five stores closing during fiscal 2017, partially offset by a comparable sales increase of 1%. We have experienced a significant decline in traffic and comparable same store sales for our retail locations that cater to higher level of tourist activity. These doors represent close to 45% of our total store count.

Direct-to-Consumer net sales for the nine months ended October 29, 2016 were $65.4 million, a decrease of $1.4 million, or 2.1%, from $66.8 million for the nine months ended October 31, 2015. The decrease was driven by relatively flat comparable same store sales, coupled with five net fewer stores as discussed above.

Royalty income. Royalty income for the three months ended October 29, 2016 was $8.7 million, a decrease of $0.3 million, or 3.3%, from $9.0 million for the three months ended October 31, 2015. The decrease in royalty income was attributed to the transition of two of our licensed partners to new partnerships.

Royalty income for the nine months ended October 29, 2016 was $27.4 million, an increase of $1.6 million, or 6.2%, from $25.8 million for the nine months ended October 31, 2015. Royalty income increases were attributed to increases in our Perry Ellis and Original Penguin brands as well as the new licenses signed during this and last year, and from our continuing initiatives to upgrade our licensing partners, partially offset by the transition discussed above.

Gross profit. Gross profit was $71.1 million for the three months ended October 29, 2016, a decrease of $2.2 million, or 3.0%, from $73.3 million for the three months ended October 31, 2015. This decrease is attributed to the sales decrease from our brand exits, foreign currency translations and softer replenishment business across the women’s market described above.

Gross profit was $240.0 million for the nine months ended October 29, 2016, an increase of $0.7 million, or 0.3%, from $239.3 million for the nine months ended October 31, 2015. This increase is attributed to the sales mix composition, our increase in royalty income, and the factors described within the gross profit margin section below; partially offset by sales decrease from our brand exits, softer special market programs and softer replenishment business across the women’s market described above.

Gross profit margin. As a percentage of total revenue, gross profit margins were 36.7% for the three months ended October 29, 2016, as compared to 35.7% for the three months ended October 31, 2015 which represents an expansion of 100 basis points. The expansion was driven by solid performance across our core brands in our wholesale business, as well as stronger metrics in our direct-to-consumer business.

For the nine months ended October 29, 2016, gross profit margins were 36.5% as a percentage of total revenue as compared to 34.9% for the nine months ended October 31, 2015, an increase of 160 basis points. The increase is attributed to stronger product margins and reduced markdowns in our men’s collection, Golf apparel and Nike businesses as well as an increase in royalty income and reduced cost realized through consolidation in our foreign buying offices and freight services.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended October 29, 2016 were $72.8 million, an increase of $7.9 million, or 12.2%, from $64.9 million for the three months ended October 31, 2015. The increase was attributed primarily to expenses of $8.3 million associated with the termination of our defined pension plan offset by savings from the streamlining and consolidations of our operations.

Selling, general and administrative expenses for the nine months ended October 29, 2016 were $215.4 million, an increase of $12.7 million, or 6.3%, from $202.7 million for the nine months ended October 31, 2015. The increase is attributed to expenses associated with the termination of our defined pension plan, as described above, slightly higher incentive compensation accruals, severance costs and the acceleration of executive compensation costs, partially offset by reduced costs resulting from our continued focus on the core infrastructure. See footnote 21 to the unaudited condensed consolidated financial statements for further information regarding the acceleration of executive compensation costs.

EBITDA. Men’s Sportswear and Swim EBITDA margin for the three months ended October 29, 2016, decreased 720 basis points to (4.3%), from 2.9% for the three months ended October 31, 2015. The EBITDA margin was unfavorably impacted by a decrease in net sales and a settlement charge related to the termination of our defined benefit plan in the amount of $8.3 million.

Men’s Sportswear and Swim EBITDA margin for the nine months ended October 29, 2016, decreased 150 basis points to 2.6%, from 4.1% for the nine months ended October 31, 2015. The EBITDA margin was unfavorably impacted by a settlement charge related to the termination of our defined benefit plan in the amount of $8.3 million, partially offset by the increase in gross profit and margins in our men’s collection, Golf lifestyle apparel and Nike businesses.

Women’s Sportswear EBITDA margin for the three months ended October 29, 2016 decreased 340 basis points to (2.0%) from 1.4% for the three months ended October 31, 2015. Women’s Sportswear EBITDA margin for the nine months ended October 29, 2016 decreased 490 basis points to (3.1%) from 1.8% for the nine months ended October 31, 2015. The EBITDA margin was unfavorably impacted by the exit of C&C California, planned decreases in special markets programs and softer replenishment business across the women’s market. As a result of these factors we were not able to realize favorable leverage in selling, general and administrative expenses.

Direct-to-Consumer EBITDA margin for the three months ended October 29, 2016, increased 250 basis points to (11.7%), from (14.2%) for the three months ended October 31, 2015. This increase was attributed to expansion in gross margin and tighter overhead spending. Because of these factors, we were able to realize favorable leverage.

Direct-to-Consumer EBITDA margin for the nine months ended October 29, 2016 decreased 280 basis points to (10.6%), from (7.8%) for the nine months ended October 31, 2015. The EBITDA margin was unfavorably impacted by the closing of a net of five stores, as described above. Additionally, selling, general and administrative expenses were unfavorably impacted by increases in rent as we renewed some of our leases at higher rates.

Licensing EBITDA margin for the three months ended October 29, 2016, increased 620 basis points to 82.3%, from 76.1% for the three months ended October 31, 2015. The increase is primarily due to a decrease in the direct costs associated with the licensing segment.

Licensing EBITDA margin for the nine months ended October 29, 2016, increased 470 basis points to 79.0%, from 74.3% for the nine months ended October 31, 2015. The EBITDA margin was favorably impacted by the increase in royalty income, as described above, and a decrease in the direct costs associated with the licensing segment. Also, as described below, during the nine months ended October 31, 2015, we had a loss on the sale of the C&C California brand tradename, which was the primary reason for the lower EBITDA margin in the first quarter of fiscal 2016.

Depreciation and amortization. Depreciation and amortization for the three months ended October 29, 2016, was $3.5 million, an increase of $0.1 million, or 2.9%, from $3.4 million for the three months ended October 31, 2015. Depreciation and amortization for the nine months ended October 29, 2016, was $10.7 million, an increase of $0.5 million, or 4.9%, from $10.2 million for the nine months ended October 31, 2015. The increase is attributed to depreciation related to our increased capital expenditures, primarily in the direct-to-consumer segment, and leasehold improvements made during fiscal 2017 and 2016.

Loss on sale of long-lived assets. During the first quarter of fiscal 2016, we entered into an agreement to sell the intellectual property of our C&C California brand to a third party. As a result of this transaction, we recorded a loss of ($0.7) million in the licensing segment.

Cost on early extinguishment of debt. On April 6, 2015, we called for partial redemption of $100 million of our $150 million outstanding 7 7⁄8% Senior Subordinated Notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, we completed the redemption of $100 million of our senior subordinated notes. We incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption premium and the write-off of note issuance costs.

Interest expense. Interest expense for the three months ended October 29, 2016, was $1.7 million, a decrease of $0.2 million, or 10.5%, from $1.9 million for the three months ended October 31, 2015. Interest expense for the nine months ended October 29, 2016, was $5.7 million, a decrease of $1.7 million, or 23.0%, from $7.4 million for the nine months ended October 31, 2015. The decrease was primarily attributable to a decrease in interest resulting from the partial redemption of $100 million of our senior subordinated notes during the second quarter of fiscal 2016 as well as a lower average amount borrowed on our credit facility as compared to the prior year period.

Income taxes. The income tax benefit for the three months ended October 29, 2016, was $1.9 million, a decrease of $2.8 million, as compared to an expense of $0.9 million for the three months ended October 31, 2015. For the three months ended October 29, 2016, our effective tax rate was 26.4% as compared to 28.8% for the three months ended October 31, 2015. The income tax provision for the nine months ended October 29, 2016, was $2.7 million, a decrease of $0.1 million, as compared to $2.8 million for the nine months ended October 31, 2015. For the nine months ended October 29, 2016, our effective tax rate was 32.8% as compared to 21.3% for the nine months ended October 31, 2015. The overall change in the effective tax rate is attributed to the current year impact of the valuation allowance on domestic taxes and a change in the ratio of income between domestic and foreign operations, of which the domestic operations are taxed at higher statutory tax rates.

Net (loss) income. Net (loss) income for the three months ended October 29, 2016, was ($5.2) million, a decrease of $7.5 million, as compared to $2.3 million for the three months ended October 31, 2015. Net income for the nine months ended October 29, 2016, was $5.5 million, a decrease of $4.9 million, or 47.1%, as compared to $10.4 million for the nine months ended October 31, 2015. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, pension funding requirements, acquisitions, and capital expenditures. We believe that our working capital requirements will increase for next year as we continue to expand internationally. As of October 29, 2016, our total working capital was $213.5 million as compared to $218.8 million at January 30, 2016 and $221.5 million as of October 31, 2015. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facility are sufficient to meet our working capital needs and capital expenditure needs over the next year.

We consider the undistributed earnings of our foreign subsidiaries as of October 29, 2016, to be indefinitely reinvested and, accordingly, no United States income taxes have been provided thereon. As of October 29, 2016, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $25.6 million. We have not, nor do we anticipate the need to, repatriate these funds to the United States to satisfy our domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Net cash provided by operating activities was $37.2 million for the nine months ended October 29, 2016, as compared to cash provided by operating activities of $18.6 million for the nine months ended October 31, 2015.

The cash provided by operating activities for the nine months ended October 29, 2016, is primarily attributable to decreased inventory of $69.0 million due to improved inventory management. This was partially offset by a decrease in accounts payable and accrued expenses of $62.6 million, as well as a reduction in deferred pension obligation of $5.5 million due to our funding of our pension in anticipation of its termination and a reduction in accrued interest of $1.0 million. For the nine months ended October 29, 2016, our inventory turnover ratio increased to 3.8, as we continued to improve our inventory management, from 3.7 for the comparable period in fiscal 2016.

The cash provided by operating activities for the nine months ended October 31, 2015, is primarily attributable to a decrease in accounts receivable of $6.5 million, decreased inventory of $38.4 million due to improved inventory management, as well as a reduction in prepaid taxes of 3.6 million. This was partially offset by a decrease in accounts payable and accrued expenses of $54.8 million as well as decreased accrued interest payable of $3.5 million.

Net cash used in investing activities was $12.2 million for the nine months ended October 29, 2016, as compared to cash provided by investing activities of $2.5 million for the nine months ended October 31, 2015. The net cash used in investing activities during the first nine months of fiscal 2017 primarily reflects the purchase of investments of $12.5 million and the purchase of property and equipment of $9.3 million primarily for leasehold improvements and store fixtures; partially offset by proceeds from the maturities of investments of $9.3 million. We anticipate capital expenditures during the remainder of fiscal 2017 of $3.0 million to $4.0 million in new leasehold improvements, technology, systems, retail stores, and other expenditures.

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

Net cash used in financing activities was $26.9 million for the nine months ended October 29, 2016, as compared to $39.3 million for the nine months ended October 31, 2015. The net cash used during the first nine months of fiscal 2017 primarily reflects net payments on our senior credit facility of $23.9 million, purchases of treasury stock of $2.2 million, payments of $0.6 million on our mortgage loans and payments on capital leases of $0.2 million; partially offset by the proceeds from exercises of stock options of 5,000.

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

Our Board of Directors has authorized us to purchase, from time to time and as market and business conditions warrant, up to $70 million of our common stock for cash in the open market or in privately negotiated transactions through October 31, 2017. Although our Board of Directors allocated a maximum of $70 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis. Total purchases under the plan life-to-date amount to approximately $60.8 million.

During the third quarter of fiscal 2017, we repurchased shares of common stock at a cost of $2.2 million. There were no treasury shares outstanding as of January 30, 2016. During the second quarter of fiscal 2016, we retired 770,753 shares of treasury stock recorded at a cost of approximately $15.7 million. Accordingly, during the second quarter of fiscal 2016, we reduced common stock and additional paid in capital by $7,000 and $15.7 million, respectively.

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

On April 6, 2015, we elected to call for the partial redemption of $100 million of our $150 million 7 7⁄8% senior subordinated notes due 2019 and a notice of redemption was sent to all registered holders of the senior subordinated notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, we completed the redemption of the $100 million of our senior subordinated notes. We incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption, including the redemption premium as well as the write-off of note issuance costs. At October 29, 2016, the balance of the 7 7⁄8% senior subordinated notes totaled $49.6 million, net of debt issuance costs in the amount of $0.4 million. At January 30, 2016, the balance of the 7 7⁄8% senior subordinated notes totaled $49.5 million, net of debt issuance costs in the amount of $0.5 million.

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

Senior Credit Facility

On April 22, 2015, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The Credit Facility has been extended through April 30, 2020. In connection with this amendment and restatement, we paid fees in the amount of $0.6 million. These fees will be amortized over the term of the credit facility as interest expense. At October 29, 2016 we had outstanding borrowings of $37.8 million, under the Credit Facility. At January 30, 2016, we had outstanding borrowings of $61.8 million, under the Credit Facility.

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

Letter of Credit Facilities

As of October 29, 2016, we maintained one U.S. dollar letter of credit facility totaling $30.0 million. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

During the third quarter of fiscal 2017, one letter of credit facility totaling, $0.3 million utilized by our United Kingdom subsidiary, expired and has not been renewed.

During fiscal 2016, a $15 million line of credit expired and was not renewed and we decreased the letter of credit sublimit in our Senior Credit Facility to $30.0 million.

At October 29, 2016 and January 30, 2016, there was $19.2 million and $18.9 million, respectively, available under the existing letter of credit facility.

Real Estate Mortgage Loans

In July 2010, we paid off our then existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan is due on August 1, 2020. In July 2013, we amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 3.9% per annum and the terms were restated to reflect new monthly payments of principal and interest of $69,000, based on a 25-year amortization with the outstanding principal due at maturity. At October 29, 2016, the balance of the real estate mortgage loan totaled $10.8 million, net of discount, of which $403,000 is due within one year.

In November 2016, we paid off our existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $21.7 million mortgage loan. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $112,000, based on a 25-year amortization with the outstanding principal due at maturity.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan is due on January 23, 2019. In January 2014, we amended the mortgage loan to modify the interest rate. The interest rate was reduced to 3.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of approximately $68,000, based on a 20-year amortization with the outstanding principal due at maturity. At October 29, 2016, the balance of the real estate mortgage loan totaled $10.7 million, net of discount, of which approximately $472,000 is due within one year.

In November 2016, we refinanced our Tampa facility with a $13.2 million mortgage loan. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $68,000, based on a 25-year amortization with the outstanding principal due at maturity.

Additionally, we may use some of the excess funds generated from the new mortgage loans described above to pay down our senior credit facility and repurchase certain of our outstanding senior subordinated notes.

The real estate mortgage loans contain certain covenants. We are not aware of any non-compliance with any of the covenants. If we violate any covenants, the lender under the real estate mortgage loan could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. A covenant violation could constitute a cross-default under our senior credit facility, our letter of credit facilities and the indenture relating to our senior subordinated notes resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements,” as defined by applicable GAAP and SEC rules.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and nine months ended October 29, 2016.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial statements represents the potential changes in the fair value, earnings or cash flows arising from changes in interest rates. We manage this exposure through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Our policy allows the use of derivative financial instruments for identifiable market risk exposure, including interest rate and foreign currency.

Derivative Financial Instrument - Cash Flow Hedges

Our United Kingdom subsidiary is exposed to foreign currency risk from inventory purchases. In order to mitigate the financial risk of settlement of inventory at various prices based on movement of the U.S. dollar against the British pound, in October 2016, we entered into foreign currency forward exchange contracts (the “Hedging Instruments”). These contracts are formally designated and “highly effective” as cash flow hedges.

All changes in the Hedging Instruments’ fair value associated with inventory purchases are recorded in equity as a component of accumulated other comprehensive income until the underlying hedged item is reclassified to earnings. We record the Hedging Instruments at fair value in our Consolidated Balance Sheet. The cash flows from such hedges are presented in the same category in our Consolidated Statement of Cash Flows as the items being hedged.

At October 29, 2016, the notional amount outstanding of Hedging Instruments is $5.7 million. Such contracts expire between October 2016 and March 2017. There were no outstanding Hedging Instruments at January 30, 2016.

No gains or losses relating to foreign exchange forward contracts were reclassified to earnings during any of the fiscal periods presented.

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

Other

We have a risk management policy to manage foreign currency risk relating to inventory purchases by our subsidiaries which are denominated in foreign currencies. As such, we may employ hedging and derivative strategies to limit the effects of changes in foreign currency on our operating income and cash flows. However, we consider our current exposure to foreign exchange risk as not significant.

Item 4: Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 29, 2016 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the last fiscal quarter, we upgraded our accounting system to Oracle E-Business Suite 12.1.3. The upgrade was fully integrated into our current system of internal controls.

Other than the changes noted above there have been no other changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value that May Yet Be Purchased under the Plans or Programs

July 31, 2016 to August 27, 2016	87,600	$18.83	87,600	$9,716,088
August 28, 2016 to October 1, 2016	26,335	$19.03	26,335	$9,215,045

Total shares repurchased during Fiscal 2017	113,935	$18.88	113,935	$9,215,045

(1)	During fiscal 2017, our Board of Directors extended the stock repurchase program to authorize us to purchase, from time to time and as market and business conditions warrant, up to $70 million of our common stock for cash in the open market or in privately negotiated transactions through October 31, 2017. Although our Board of Directors allocated a maximum of $70 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis. Total purchases under the plan to date amount to $60.8 million.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Exhibit Description	Where Filed

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to Section 1350	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to Section 1350	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

December 6, 2016	By:	/S/ ANITA BRITT
Anita Britt, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit Number	Exhibit Description	Where Filed

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to Section 1350	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to Section 1350	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.