Form 10-K
period 2017-01-28
PERRY ELLIS INTERNATIONAL, INC
filed 2017-04-10
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $267,000,000 (as of July 30, 2016).

The number of shares outstanding of the registrant’s Common Stock is 15,544,000 (as of April 4, 2017).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

Portions of the Company’s Proxy Statement for the 2017 Annual Meeting—Part III

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. References in this report to annual financial data for Perry Ellis refer to fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015. The periods presented in these financial statements are the fiscal years ended January 28, 2017 (“fiscal 2017”), January 30, 2016 (“fiscal 2016”) and January 31, 2015 (“fiscal 2015”). This Form 10-K contains references to trademarks held by us and those of third parties.

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

FORWARD-LOOKING STATEMENTS

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “guidance,” “indicate,” “intend,” “may,” “might,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” or “will” or the negative thereof or other variations thereon and similar words or phrases or comparable terminology. Such forward-looking statements include, but are not limited to, statements regarding Perry Ellis’ strategic operating review, growth initiatives and internal operating improvements intended to drive revenues and enhance profitability, the implementation of Perry Ellis’ profitability improvement plan and Perry Ellis’ plans to exit underperforming, low growth brands and businesses. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are as set forth below and in various places in this report. These factors include, but are not limited to:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers or programs,

•	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future retail and wholesale consolidation,

•	recent and future economic conditions, including turmoil in the financial and credit markets,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	our ability to contain costs,

•	disruptions in the supply chain, including, but not limited to those caused by port disruptions,

•	disruptions due to weather patterns,

•	our future capital needs and our ability to obtain financing,

•	our ability to protect our trademarks,

•	our ability to integrate acquired businesses, trademarks, tradenames, and licenses,

•	our ability to predict consumer preferences and changes in fashion trends and consumer acceptance of both new designs and newly introduced products,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	changes in the costs of raw materials, labor and advertising,

•	our ability to carry out growth strategies including expansion in international and direct-to-consumer retail markets,

•	our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion,

•	potential cyber risk and technology failures that could disrupt operations or result in a data breach,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	the impact to our business resulting from the United Kingdom’s referendum vote to exit the European Union and the uncertainty surrounding the terms and conditions of such a withdrawal, as well as the related impact to global stock markets and currency exchange rates,

•	exposure to foreign currency risk and interest rates,

•	possible disruption in commercial activities due to terrorist activity and armed conflict,

•	actions of activist investors and the cost and disruption of responding to those actions, and

•	other factors set forth in this report and in our other Securities and Exchange Commission (“SEC”) filings.

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

We sell our products under our owned global brands, licensed brands and private retailer labels. Our owned brands include the global designer lifestyle brand, Perry Ellis® and Original Penguin ® by Munsingwear ® (“Original Penguin”) as well as Ben Hogan ®, Cubavera ®, Farah ®, Grand Slam ®, Jantzen ®, Laundry by Shelli Segal ®, Rafaella ® and Savane ®. We license the Callaway Golf® brand, PGA TOUR® brand, and the Jack Nicklaus® brand for golf apparel, the Jag® brand for swimwear and cover-ups, and the Nike® brand for swimwear and accessories.

We have four reportable segments – Men’s Sportswear and Swim, Women’s Sportswear, Direct-to-Consumer, and Licensing – and we have a strategically diversified global distribution network focused on leading department stores, company-operated retail stores, specialty stores and select licensing partners. We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers, in North America and Europe. Our largest customers include Walmart Stores Inc., which includes Sam’s Wholesale Club (“Sam’s”) (together (“Walmart”)), The Marmaxx Group, Macy’s, Inc. (“Macy’s”), Dillard’s, Inc. (“Dillard’s) and Kohl’s Corporation (“Kohl’s”).

We also distribute through our own retail stores. As of April 1, 2017, we operated 38 Perry Ellis, 14 Original Penguin and two multi-brand retail outlet stores located primarily in upscale retail outlet malls across the United States, United Kingdom and Puerto Rico. As of April 1, 2017, we also operated two Perry Ellis, two Cubavera, 12 Original Penguin and one multi-brand full price retail stores located in upscale demographic markets in the United States and United Kingdom. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers.

In fiscal 2017, our Men’s Sportswear and Swim segment, which is comprised of men’s sportswear, swimwear and accessories, accounted for 73% of our total revenues, our Women’s Sportswear segment accounted for 12% of our total revenues, our Direct-to-Consumer segment, which is comprised of retail and e-commerce, accounted for 11% of our total revenues and our licensing segment accounted for approximately 4% of our total revenues. Finally, our U.S. based business represented approximately 87% of total revenues, while our foreign operations represented 13% of total revenues for fiscal 2017.

The revenue generated through our licensing business, in which we license to third parties for certain production, sales and/or distribution rights through geographic licensing arrangements, is a significant contributor to our operating income and our arrangements heighten the overall awareness of our brands without requiring us to make capital investments or incur additional operating expenses. As of fiscal 2017, we licensed our brands through five worldwide, 63 domestic and 93 international license agreements in over 150 countries.

A synopsis of some of our major brands follows:

Ben Hogan. Ben Hogan was a winner of 64 PGA TOUR events and holder of nine major championships. The Ben Hogan collection is reflective of the legend himself, characterized by an exceptional sense of style with a passion for excellence.

Callaway Golf. Callaway apparel offers classic, authentic, and premium golf apparel for those who love the game and want to play their best with the latest in design and performance innovation. We became the official apparel licensee of Callaway Golf Company in March 2009. The collection of men’s and women’s apparel includes knit and woven shirts, pullovers, jackets, sweaters, vests, pants, shorts, headwear and accessories. In addition to North America, we design, manufacture, sell and market Callaway apparel across Europe, the Middle East, and Africa. The product is available in store and online, at green grass specialty stores, sporting goods stores, premium department stores and through our direct-to-consumer website, callawayapparel.com. The license agreement runs through December 2022, with an option to extend through 2027.

Grand Slam. Munsingwear introduced the world famous Grand Slam knit shirt in 1951. In 1954, an iconic logo was added to the left chest area—a groundbreaking design element that created a classic. Today, Grand Slam is a performance line that reflects the classic golf lifestyle - on and off the course.

Jack Nicklaus. Nicknamed the “Golden Bear,” Jack Nicklaus is widely regarded as a sports icon and one of the greatest champions in the history of golf, winning a record total of 18 professional major-championship titles and 73 PGA official PGA TOUR victories worldwide. The men’s apparel collection includes knit shirts, shorts, pants, and layering pieces all designed with performance enhancing features. The license agreement runs through December 2018 with an option to extend through 2023.

Laundry by Shelli Segal. A leader in fashion, Laundry by Shelli Segal has been setting trends and inspiring women for more than 25 years offering a collection of day and evening dresses, accessories, swimwear, intimate apparel, bedding and eyewear. The Laundry by Shelli Segal brand is grounded with an LA influence, balancing just the right blend of Hollywood glamour and West Coast chic that is iconic and universal in its appeal. Every season, Laundry by Shelli Segal interprets the latest trends with unique style to create a signature look. The result is a distinctive brand offering crafted to fit the lifestyle and sensibility of a modern woman who is smart, sexy, and not afraid to make an entrance. For more information visit laundrybyshellisegal.com.

Nike Swim. Revolutionizing the swimwear industry through constant innovation in competition and training, Nike Swim is defining the next generation of outfitting for the athlete in the water. We are a global licensee for Nike swimwear products, designing, manufacturing, selling and marketing them through e-commerce partners, sporting goods, specialty, and major department stores around the world. The license agreement runs through May 2021, with an option to extend to 2023. For more information visit nikeswim.com.

Original Penguin. Original Penguin is an American heritage lifestyle brand for the modern guy. Since 1955 the brand has been made for originals by originals. By cleverly blending classic American sportswear styling with contemporary fashion trends, Original Penguin produces product that is always fun, accessible, and authentic. The product line is sold world-wide in premium department and upper-tier specialty stores and includes apparel, swimwear, footwear, accessories, sleepwear, underwear, tailored clothing, fragrance, luggage, eyewear, bedding and bath, with many product categories offered across mens and kids consumer segments. The brand is also sold through stand-alone stores in the United States as well as the United Kingdom, Argentina, Chile, and the Philippines. It is also sold online at originalpenguin.com and originalpenguin.co.uk (Europe).

Perry Ellis. The Perry Ellis brand takes a confident, versatile, and inclusive approach to American sportswear, updated to address current trends, and does so with a strong focus on quality, value, and innovation. The Perry Ellis lifestyle appeals to men who seek a stylish look that fits into their everyday lives. We also license the Perry Ellis brand across men’s tailored clothing, footwear, accessories, fragrance, luggage, eyewear, bedding and bath, with many product categories offered for kids as well. Perry Ellis products are sold in premium and major department stores, both domestically and internationally, in stand-alone stores, and online at perryellis.com.

PGA TOUR. The PGA TOUR is synonymous with high performance and a commitment to excellence - qualities that have been incorporated into PGA TOUR apparel. The official PGA TOUR season is covered in virtually every major market in North America with hundreds of thousands of on-site fans and millions of television viewers worldwide. Inspired by the excellence of the world’s most elite golfers, PGA TOUR apparel for men and women combines performance and style for golfers and non-golfers alike. The product is sold in-store and online through mid-tier department stores and sporting goods stores. The license was originally acquired in 2004 and has been extended through July 2019.

Rafaella. Rafaella is the brand women rely on for fashion that fits and flatters her shape, her sense of style, her life. Since 1982 the brand has been committed to offering figure-flattering fashion for a wide variety of body types and sizes, dispelling the myth of “one size or one shape fits all”. Rafaella believes that looking great, means feeling great, and by celebrating a woman’s natural curves and individual shape they make it easy for her to feel her most confident and beautiful. As a result of these efforts, the brand has amassed an extremely loyal customer base and also inspired the “fitting is believing” maxim it lives by today. The brand is sold in better department stores and on e-commerce sites. For more information visit rafaellasportswear.com

Savane. With a heritage of craftsmanship, coupled with the latest in performance and comfort, Savane offers a collection designed to help men succeed in the business of life with a collection that takes them from work to the weekend. The line is available at national department and regional specialty stores. For further information visit savane.com.

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

By brand. We maintain a global portfolio of over 30 highly recognized brands that appeal to fashion conscious consumers across various income levels. We design, source, market and license most of our products on a brand-by-brand basis targeting distinct consumer demographic and lifestyle profiles. For example, we market the Perry Ellis and Original Penguin brands to higher-income consumers, and market the Grand Slam and Savane brands to middle-income consumers. We also market brands that target women through our Rafaella and Laundry by Shelli Segal brands, as well as through our family of golf and swimwear brands which include Callaway, Jantzen and Nike. In addition, our brands such as Gotcha, Manhattan and Pro Player are distributed through licensees. This allows us to maintain strong brand integrity without a direct wholesale or retail commitment of resources.

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

By distribution channel. We market our products across multiple levels of retail distribution, allowing us to reach a broad range of consumers domestically and internationally. We distribute our products through luxury stores, department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers. Our products are distributed through approximately 25,000 doors at some of the nation’s leading retailers, including Walmart, the Marmaxx Group, Macy’s, Dillard’s and Kohl’s. We also distribute our products through our own retail stores, which include 38 Perry Ellis, 14 Original Penguin and two multi-brand retail outlet stores located primarily in upscale retail outlet malls across the United States, United Kingdom and Puerto Rico. As of April 1, 2017, we also operated two Perry Ellis, two Cubavera, 12 Original Penguin and one multi-brand full price retail stores located in upscale demographic markets in the United States and United Kingdom. We also operate e-commerce sites for several of our brands. Finally, we have successfully expanded product and brand distribution in the United Kingdom, Canada, Latin America and Europe, and believe additional opportunities exist for further international expansion of our brand base.

The following table illustrates the current diversity of a cross section of our brands and products we produce and market and their respective distribution channels:

Distribution Channels	Brands
Luxury Stores	Original Penguin	Laundry by Shelli Segal	Callaway Golf

Department Stores	Perry Ellis	Rafaella	Callaway Golf	Jag
	Savane Original Penguin	Laundry by Shelli Segal Jack Nicklaus	PGA TOUR Cubavera	Nike Swim Jantzen

Chain Stores	Savane Jack Nicklaus	Jag Grand Slam	PGA TOUR	Nike Swim

Mass Merchants	Ben Hogan	Jack Nicklaus

Corporate/Green Grass/ Sporting Goods	Callaway Golf	Jack Nicklaus	PGA TOUR	Nike Swim

Specialty Stores	Jag Savane	Original Penguin Laundry by Shelli Segal	Jantzen	Nike Swim

International (1)	Perry Ellis Original Penguin Farah	Callaway Golf Laundry by Shelli Segal Rafaella	PGA TOUR Ben Hogan Manhattan	Jantzen Nike Swim

Direct-to-Consumer	Original Penguin Perry Ellis	Callaway Golf	Cubavera	Farah

(1)	This channel includes Company operated retail stores, e-commerce and concession locations.

Leadership position in the Men’s Wholesale business. We believe that our established relationships with retailers allow us to maximize the selling space dedicated to our products, monitor our brand presentation and merchandising selection, and proactively introduce new brands and products. Because of our quality brands and products, dedication to customer service, design expertise and sourcing capabilities, we have developed and maintained long-standing relationships with our largest customers. In addition, we are engaged in wholesale growth initiatives that are designed to transform our respective brands’ displays at select department stores into branded “shop-in-shops.” By installing customized freestanding fixtures, wall casings and components, decorative items and flooring, as well as deploying specially trained staff, we believe that our shop-in-shops provide department store consumers with a more personalized shopping experience than traditional retail department store configurations. We also service the ecommerce distribution for many of our wholesale customers by fulfilling and mailing orders directly from our distribution facilities. This aspect of our business is becoming more important as more consumers shop on line. These capabilities further elevate our competencies to our retail partners.

Growing Licensing business. The strengths of our brands have been instrumental in helping us build our global licensing business. We collaborate with over 160 product licensees who produce and sell what we believe are products requiring specialized expertise that are enhanced by our brands’ respective strengths. We provide support to these business partners and ensure the integrity of our brand names by taking an active role in the design, quality control, advertising, marketing and distribution of licensed products. Our relationships with our product licensees have helped us leverage our success across demographics and categories by taking advantage of their unique expertise, resulting in total royalty revenue for licensed products increasing from $34.7 million in fiscal 2016 to $36.0 million in fiscal 2017. In addition, we have entered into agreements with non-manufacturing third-party licensees who we believe have particular expertise in the distribution of fashion apparel and accessories in specific geographic territories, such as the Middle East, Eastern Europe, Latin America and the Caribbean, throughout Asia and Australia.

Manufacturing, Sourcing and Distribution. Product design and innovation, including fit, fabric, finish and quality, are important elements across our businesses. We have sourced our products globally for 50 years and employ sophisticated logistics and supply chain management systems to maintain maximum flexibility. Our network of worldwide company-owned sourcing offices and agents enables us to meet our customers’ needs in an efficient and high quality manner without relying on any one vendor, factory, or country. In fiscal 2017, based on the total units, we sourced our products from Asia 78%, the Middle East 17% and the Americas 5%. We maintain a staff of over 290 experienced sourcing professionals in four offices in China (including Hong Kong), as well as in the United States, Taiwan, Bangladesh, and Vietnam. Our sourcing offices closely monitor our suppliers and provide strict quality assurance analyses that allow us to consistently maintain our high quality standard for our customers. We have a compliance department that works closely with our quality assurance staff to ensure that our sourcing partners comply with Company-mandated and country-specific labor and employment regulations. We believe that sourcing our products allows us to manage our inventories more effectively while avoiding capital investments in production facilities. Because of our sourcing experience, capabilities and relationships, we believe that we are well positioned to take advantage of the changing textile and apparel quota environment. We limit our sourcing exposure through, among other measures: (i) shifting of production among countries and factories, (ii) sourcing production to merchandise categories where product expertise exists and (iii) sourcing from countries with tariff preference and free trade agreements.

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

Our sales planners have an enhanced ability to manage and monitor our retail customers’ inventory at the stock keeping unit (“SKU”) level through utilization of our Oracle Retail Planning system. This system helps planners maximize the sales and margins of our products by identifying opportunities for our retailer customers to improve inventory turns, which reduces our product returns and markdowns and improves our profitability. We use PerrySolutions in-house planning software and Oracle Retail during the assortment planning process to allocate the optimal size/color and quantity mix for the initial retail product rollout.

Our Data Warehouse, Geographical Information Systems and IBM SPSS, a forecasting model, are utilized to detect future trends and identify new business opportunities. Our e-commerce environment utilizes Demandware coupled with the best of the breed e-commerce cloud and social media services to create an integrated leading edge environment. We completed implementation of a loyalty system utilizing Salesforce, Oracle-Eloqua, and Starmount’s mobile POS. These solutions improve our understanding of our direct-to-consumer market allowing us to engage the customer at the time of purchase resulting in significant increases in revenue per transaction.

Proven and experienced management team. Our senior management team averages more than 30 years in the apparel industry and has extensive experience in growing and rejuvenating brands and building strong relationships with global suppliers, licensees and retailers. This industry backdrop coupled with public company experience, as well as an average of 21 years with Perry Ellis International, provide a deeply seasoned senior management team with strong creative and operational experience. This extensive experience also extends beyond our senior management team and deep into our organization.

Our Business Strategy

Our goal is to drive increases in both revenue and our profitability with a portfolio of brands that we offer in multiple channels of retail distribution through the following strategies:

Continue to strengthen the competitive position and recognition of our lifestyle brands. We intend to continue growing brand awareness and customer loyalty in North America and internationally, in a number of ways including by:

•	Managing our brands individually, and developing a distinctive merchandising and marketing strategy for every product category and distribution channel.

•	Expanding our e-commerce footprint both direct and through our customers by utilizing key platform investments in our digital footprint and our state of the art photography studio.

•	Maintaining our advertising position in global fashion publications, participating in trade shows, event and celebrity sponsorships, cooperative advertising in print and broadcast media. Increasingly important is our digital connection with consumers – through social media and mobile applications.

We partner with leading wholesale customers in national and regional department, chain, mass market, specialty and independent stores in North America and Europe. These longstanding relationships enable us to access large numbers of our key consumers in a targeted manner. In addition, we are engaged in wholesale growth initiatives such as advertising support in the form of point-of-sale fixtures and signage to enhance the presentation and brand image of our products. We also participate in shop-in-shops, which are the primary component of our retail marketing strategy to increase the brand floor space dedicated to our products within our major retail accounts. The design and funding of our concept shops within our major retail accounts has been a key initiative for securing prime floor space, educating the consumer and creating an exciting environment for the consumer to experience our branded products. Our shops enhance our brand’s presentation within our major retail accounts with a shop-in-shop approach, using dedicated floor space exclusively for our products, including flooring, lighting, walls, displays and images. We participate in incentive programs with our retailer customers, including customer loyalty, discounts, allowances and cooperative advertising funds. We also offer sales incentive programs directly to consumers through our “Supreme Perks” Loyalty Program, which targets consumers in our direct-to-consumer channel.

The strength and agility of our global brands has been instrumental in helping us expand our licensing business. We collaborate with a select number of product licensees who produce and sell products requiring specialized expertise that are enhanced by our brands’ strengths. In addition, we have entered into agreements with non-manufacturing licensees who have particular expertise in the distribution of our products in countries and geographic territories such as South Korea, the Philippines, the Middle East, China, Latin America and the Caribbean.

Expand our product offerings. We have been a leader in men’s apparel for over 40 years and believe we can continue to grow this business by leveraging our expertise and experience in design and manufacturing, in our relationships with leading retailers, and in our sourcing capabilities to expand to new product categories by capitalizing on our brands’ strong awareness and loyalty among consumers. We can both optimize our strong business opportunities and attract new customers to our brands. For example, we expanded the performance attributes for our Perry Ellis collection line to offer casual “athleisure” components. These product offerings provide complementary additions under the brand that extended its reach beyond the traditional wear to work outfit.

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

E-commerce is our fastest growing direct-to-consumer channel. As a complement to our wholesale business, we currently market Perry Ellis, Original Penguin, Farah, Cubavera and Callaway Golf Apparel products online in the United States and internationally. We are continuing to enhance the online capabilities and functionality of our e-commerce sites to improve the shopping experience and increase sales. At the same time, these enhancements enable us to expand the number of countries to which we are able to ship. In addition, we have increased our indirect e-commerce sales via our retail customers by investing in product presentation and selling capabilities to further strengthen the competitive position and image of our current brands on their respective websites.

In addition to e-commerce, our stores allow us to showcase a brand’s full line of current season products, with fixtures and imagery, which we believe reinforce our brand image and enables us to control the entire customer experience. We intend to expand our store base both domestically and internationally by selectively opening new retail locations for Perry Ellis, Original Penguin and other brands. We also continue to increase global comparable store sales with a number of initiatives already under way to increase the size and frequency of purchases by our existing customers and to attract new customers. Such initiatives include, among others, maximizing the merchandise assortment within existing stores, providing exceptional customer service, creating compelling store environments and offering new products, small leather goods, travel products and accessories.

In addition to our direct-to-consumer operations, our licensees, distributors and other independent parties own and operate over 100 stores. These are primarily mono brand stores selling company-branded products with the same look and feel as our company-operated stores. The majority of these stores are located in Latin America and Asia.

Grow our international businesses. We believe that our strong brand portfolio and broad product offerings enable us to seek additional growth opportunities in geographic areas where we are underpenetrated, such as Europe and Asia. Our historic growth focused primarily on the wholesale channel within the United States, and accordingly, our revenues are concentrated in that distribution channel. We intend to strengthen our existing markets and successfully expand our business in relatively underdeveloped or under-optimized markets. Our immediate focus is supporting our momentum in Europe, Canada and Latin America while expanding our penetration in Asia and the Middle East. For example, during fiscal 2017 we introduced Nike Swim into Latin America and Europe. We also brought Ben Hogan into the market in Europe. We also seek to expand revenue through licensing partnerships across the Asian, Middle Eastern, African and Indian markets. We executed new licensing relationships in Latin America and Asia for Perry Ellis, and in Europe for Original Penguin, during fiscal 2017 as well.

Adapt to our continually changing marketplace. We will continue to make investments and implement strategies to meet the growing needs of our customers on a timely basis in the ever-changing apparel industry. We are currently focusing on expanding our business in the following areas:

•	We continue to elevate our Perry Ellis brand by leveraging the creative talent of our design and merchandising teams. We hold runway shows which reinforce Perry Ellis’ designer status and high-fashion image, creating excitement around the collections and generating global multimedia press coverage. We continue to make investments in global advertising and integrated marketing programs, with the popular “Very Perry” advertising campaign as the current cornerstone of our global marketing strategies.

•	We implemented a successful wholesale strategy for Original Penguin, transitioning from a classification business to full-lifestyle offerings at wholesale in order to more efficiently and effectively exploit the development opportunities for the brand. The “Be an Original” spirit of the brand inspires a wide range of contemporary, all-American designs that appeal to a diverse array of global consumers.

•	We continue to increase our wholesale sales by increasing shop-in-shops for Perry Ellis, Original Penguin and Rafaella. We believe that our shop-in-shop initiatives effectively communicate our brand image within the department store, enhance the presentation of our merchandise and create a more personalized shopping experience for department store customers. We plan to grow our North American shop-in-shop footprint at select department stores by continuing to convert existing wholesale door space into shop-in-shops and expanding the size of existing shop-in-shops.

•	We are a leading manufacturer of golf lifestyle products and our branded portfolio includes Callaway Golf, PGA TOUR, Grand Slam, Ben Hogan, and Jack Nicklaus. We believe there is opportunity to capitalize on the evolution of golf apparel which continues to replace traditional sportswear attire and permits us to expand across multiple distribution channels.

•	We are focused on several initiatives to increase our direct-to-consumer sales, including measured growth of our retail stores as well as maximizing sales and distribution through our e-commerce websites. Operationally, we seek to maximize the omni-channel experience – through providing exclusive assortments available online and in our stores as well as maximizing higher margin businesses including fragrance, footwear and accessories which also create a complete branded experience for the consumer.

•	We continue to evaluate our businesses for productivity and profitability. This year, we continued to focus on cost controls within cost of goods sold and selling general and administrative expenses, through process enhancements, inventory management and consolidation.

Expand our licensing opportunities. We believe licensing to third parties is an attractive opportunity for our brands by providing increased customer exposure domestically and internationally, as well as opportunities for future product extensions. We intend to continue to expand the international distribution of our brands through licensing. This year, we entered into 22 new licensing agreements to expand our product offerings under our well-known brands and broaden the markets that we serve. We have over 160 license agreements, covering over 150 countries outside of the United States, to use our brands in numerous product categories, including apparel, accessories, footwear, soft home goods and fragrances. We have an active pipeline of new agreements as we seek to expand product categories and markets.

We provide support to these business partners and ensure the integrity of our brand names by taking an active role in the design, quality control, advertising, marketing and distribution of licensed products. We are focusing resources on globalizing core brands and upgrading existing licensees. We are using our competency in both men’s and women’s to add additional categories and geographic regions to our current list of licenses in the years ahead. Licensing arrangements relate to a broad range of brands and product categories. In addition to the revenues and brand awareness that licensing provides us, we also believe that licensing our brands benefits us by providing significant high-margin operating income contribution.

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

Recent Developments

In November 2016, we paid off our existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $21.7 million mortgage loan. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $112,000, based on a 25-year amortization with the outstanding principal due at maturity. In November 2016, we also refinanced our Tampa facility with a $13.2 million mortgage loan. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $68,000, based on a 25-year amortization with the outstanding principal due at maturity.

Products and Product Design

Perry Ellis International has assembled a world-class design team, positioned in critical locations around the world. The extensive team is seasoned and well-versed in many product categories. The company’s core competency continues to remain menswear, offering products ranging from casual to career sportswear, niche lifestyle apparel in the Latin-inspired markets, emerging Big and Tall markets, as well as technology-rich innovation in the market for authentic golf. Key sport extensions include swim, training and the corresponding accessories. Womenswear continues as a powerful opportunity for the company, with ever-expanding offerings in the sportswear and dress markets, as well as parallel extensions to the men’s product stable in swim and active.

We continue to make technology investment a priority in all areas of the Company. The in-house design organization continues to benefit from the latest updates in state-of-the-art computer aided design (“CAD”) technology. Woven and knitted fabric patterns, print patterns and silhouette enhancements are mapped and confirmed with speed and accuracy, as well as with great cost-efficiency. The latest evolutions in style and fashion quickly travel from concept to factory-ready reality.

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

As of January 28, 2017, we were the licensor of over 160 license agreements, for various products including footwear, men’s suits, sportswear, dress shirts, tailored clothing, underwear, loungewear, outerwear, activewear, neckwear, fragrances, eyewear, accessories and home, and for various international territories. Wholesale sales of licensed products by our licensees were approximately $723.0 million, $697.0 million, and $637.0 million in fiscal 2017, 2016, and 2015, respectively. We received royalties from these sales of approximately $36.0 million, $34.7 million, and $31.7 million in fiscal 2017, 2016, and 2015, respectively. We believe that our long-term licensing opportunities will continue to grow domestically and internationally. Although the Perry Ellis brand has international recognition, we still perceive the brand to be under-penetrated in international markets such as Europe, Latin America and Asia. We are actively working to optimize and expand our base of licensees for the Perry Ellis brand in international markets. We believe that our brand and licensing experience will enable us to capitalize on these international opportunities and that our operations in Europe will assist us in this endeavor.

We have been successful with licensing our Original Penguin brand, both domestically and internationally, in categories such as footwear, fragrance, eyewear, dress shirts, tailored clothing, neckwear and kids apparel. We recently added accessory licenses to both Laundry by Shelli Segal and Rafaella and believe that there are additional categories such as handbags and footwear which we are actively working on. Other brands within our portfolio we license for certain product categories and territories include Farah, Jantzen, Gotcha, Manhattan, and Ben Hogan among others.

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

Marketing, Advertising and Promotions

Our strategy to drive demand and sell through of our products begins with our portfolio of brands across the four business segments. Each brand has a defined positioning strategy, product focus, target consumer segment, geographic market focus, and distribution channel approach.

We leverage data and consumer insights to inform our strategies to build loyalty and engagement with current consumers as well as attract and acquire new ones. By considering our end consumers’ purchasing journey from discovery to consideration to purchase and retention, we develop initiatives and communications to help our brands and products to be understood and desired.

We seek to build a relationship with our end consumers. Through direct marketing and targeted digital communications, we segment relevant messaging based on consumer preferences. Additionally, we reward end consumers with special offers, advance product releases, and exclusive access with Supreme Perks, our loyalty program.

Most of our creative marketing work is done through an in-house creative agency model. This team creates brand identity elements, packaging, advertising, sales materials, and digital content. We connect with consumers to build brand equity and drive retail traffic through extensive use of digital media including social media, branded content, digital advertising, search marketing, and email. Our digital marketing strategies have continued to evolve as mobile consumption of communications has become ubiquitous. We utilize relevant traditional media including fashion and lifestyle magazines and geo-targeted billboards based on the target consumer profile by brand. In addition, we seek editorial coverage for our brands and products through traditional media outlets as well as the less traditional, and growing importance of influencers.

Our marketing efforts with wholesale partners are strong and omni channel in their orientation. Our marketing and sales executives spend considerable time in the field meeting with consumers and retailers at the points of sale. We have dedicated resources to enable the best brand and product representation on our retail partners’ websites in an effort to maximize this growing channel. Additionally, our reach towards targeted consumers is increased by cooperative advertising programs with some retailers. Ranging from in-store displays, digital advertising, direct mail, and email to promotional activities, we are committed to helping our retail partners drive demand and sales. We believe we have opportunities to expand our brand portfolio online around the world, and have developed omni-channel concepts to better serve consumers as they shop across channels.

Distribution and Customers

We operate 38 Perry Ellis, 14 Original Penguin and two multi-brand retail outlet stores and two Perry Ellis, two Cubavera and 12 Original Penguin and one multi-brand full-price retail stores. We also operate e-commerce sites for several of our brands with goals to expand our e-commerce offerings.

We believe that customer service is a key factor in successfully marketing our products. We coordinate efforts with customers to develop products meeting their specific needs using our design expertise and CAD technology. Utilizing our sourcing capabilities, we strive to produce and deliver products to our customers on a timely basis.

We sell merchandise to a broad spectrum of retailers, including national and regional chains, department, mass merchant and specialty stores. Our largest customers include Walmart, The Marmaxx Group and Macy’s. We have developed and maintained long-standing relationships with these customers. Additionally, we sell merchandise to other retailers such as: Kohl’s, Belk, Dillard’s and Hudson Bay Company. We also sell merchandise to corporate wear distributors.

Net sales to our five largest customers accounted for approximately 46%, 47%, and 49% of net sales in fiscal 2017, 2016, and 2015, respectively. For fiscal 2017, two customers accounted for over 10% of net sales; Walmart accounted for 13% and The Marmaxx Group accounted for 10%. For fiscal 2016, three customers accounted for over 10% of net sales; Walmart accounted for 12%, The Marmaxx Group accounted for 11% and Macy’s accounted for 10% of net sales, respectively. For fiscal 2015, four customers accounted for over 10% of net sales; Walmart accounted for 14% and Kohl’s, Macy’s and The Marmaxx Group each accounted for 10% of net sales.

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

We will begin implementation of a new JDA warehouse management system during fiscal 2018.

In addition, we use Google Apps for Work to provide real-time collaboration across our global offices, with face to face video conferencing available to every associate, for training and business meetings.

Seasonality and Backlog

Our products are geared towards lighter weight apparel generally worn during the spring and summer months. We believe that this seasonality is balanced with fall, winter and holiday merchandise. The swimwear business, however, is highly seasonal in nature, with the vast majority of our sales occurring in our first and fourth quarters.

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

Sales and receivables are recorded when inventory is shipped. The dollar amount of our order backlog as of any date may not be indicative of actual future shipments and, accordingly, is not material to an understanding of the business taken as a whole. The amount of unfilled orders at a point in time is affected by a number of factors, including the mix of product, the timing of the receipt and processing of customer orders and the scheduling of the sourcing and shipping of the product, which in most cases depends on the desires of the customer. Our backlog is also affected by an on-going trend among retailers to reduce the lead-time on their orders. In recent years, our customers have been more cautious of their inventory levels and have delayed placing orders and re-orders compared to our previous experience.

Supply of Products and Quality Control

We currently use independent contract manufacturers to supply the substantial majority of the products we sell. Of the total units of sourced products in fiscal 2017, 78% was sourced from suppliers in Asia, 17% was sourced from suppliers in the Middle East and 5% was sourced from suppliers in the Americas, respectively. We believe that the use of numerous independent contract manufacturers allows us to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and the costs of maintaining and operating production facilities. We have had relationships with some suppliers for over 30 years, however, none of these relationships is formal nor require either party to purchase or supply any fixed quantity of product.

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

Competition

The apparel industry is highly competitive and fragmented. Our competitors include numerous apparel designers, manufacturers, importers, licensors, ecommerce providers, and our own customers’ private label programs, many of which are larger and have greater financial and marketing resources than we have available to us. We believe that the principal competitive factors in the industry are: (1) brand name and brand identity, (2) timeliness, consistency, reliability and quality of services provided, (3) market share and visibility, (4) price, and (5) the ability to anticipate customer and consumer demands and maintain appeal of products to customers.

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

Trademarks

Trademarks, trade names, copyrights and domain names, as well as related logos and designs are valuable in the development and marketing of our products and are important to our continued success including the growth of our international licensed businesses. We have registered our material trademarks in the United States and in more than 150 countries where our products are manufactured or sold. We regard our trademarks and other proprietary rights as valuable assets that are critical in the marketing of our products, and, therefore, we vigorously protect our trademarks and other proprietary rights against infringements.

Environmental Matters

We are committed to minimizing the negative impact of our business activities on the environment and believe our operations are in compliance with all applicable laws and regulations. Additionally, our business activities could be negatively impacted by severe weather conditions, which could affect the sale of our products or disrupt our sourcing.

Employees

As of March 2017 and 2016, we had approximately 2,500 and 2,700, employees worldwide, respectively. None of our employees is subject to a collective bargaining agreement. We consider our employee relations to be satisfactory.

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

We derive a significant amount of our revenues from a few major customers. For example, net sales to our five largest customers accounted for approximately 46%, 47%, and 49% of net sales in fiscal 2017, 2016, and 2015, respectively. For fiscal 2017, two customers accounted for over 10% of net sales; Walmart accounted for 13% and The Marmaxx Group accounted for 10%. For fiscal 2016, three customers accounted for over 10% of net sales; Walmart accounted for 12%, The Marmaxx Group accounted for 11% and Macy’s accounted for 10% of net sales, respectively. For fiscal 2015, four customers accounted for over 10% of net sales; Walmart accounted for 14% and Kohl’s, Macy’s and The Marmaxx Group each accounted for 10% of net sales, respectively.

A significant decrease in business from or loss of any of our major customers could harm our financial condition by causing a significant decline in revenues. During the past several years, the retail industry has experienced a great deal of consolidation and other ownership changes, as well as management changes and store closing programs, and we expect such changes to be ongoing. In addition, store closings by our customers, such as those described above, decrease the number of stores carrying our products, while the remaining stores may purchase a smaller amount of our products and may reduce the retail floor space designated for our brands. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets or marketing strategies. Any of these types of actions could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of large customers and decrease our negotiating strength with our customers. These factors could have a material adverse effect on our financial condition and results of operations.

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

Problems with our distribution system, could impact our ability to deliver our products to the market.

We rely on owned or independently-operated distribution facilities to warehouse and ship product to our customers. These distribution systems include computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Since all of our products are distributed from a relatively small number of locations, the operations could also be interrupted by earthquakes, floods, fires or other natural disasters that impact our distribution centers. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facilities. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the transportation of product to and from our distribution facilities. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be materially adversely affected.

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

The loss of several licensees of our brands at any one time could adversely affect our royalty income and net income. Royalty income from licensing our brands to third parties accounted for $36.0 million or 4% of total revenues for fiscal 2017 and $34.7 million, or 4% of total revenues, for fiscal 2016. These licenses vary in length of term, renewal conditions and royalty obligations. The average term of these licenses is three to five years with automatic renewals depending upon whether certain targeted performance goals are met. We may not be able to renew or extend any of these licenses on favorable terms, if at all. If we are unable to renew or extend any of these licenses, we could experience a decrease in royalty income and net income.

Our business could be harmed if we do not deliver quality products in a timely manner.

Our sourcing, logistics and technology functions operate within substantial production and delivery requirements and subjects us to the risks associated with suppliers, transportation, distribution facilities and other risks. Labor disruptions at independent factories where our goods are produced, the shipping ports we use, or our transportation carriers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions. For example, in fiscal 2015, we experienced the impact of the West Coast port slowdowns and work stoppages, which resulted in a significant backup of cargo containers at West Coast ports including the port through which we sourced a significant portion of our products. We experienced delays in the shipment of our products as a result of this disruption.

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

We are subject to U.S. federal, state and local laws and regulations affecting our business, including those promulgated under or by the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, of the Consumer Products Safety Commission, the Department of Homeland Security and various labor, workplace and related laws, as well as environmental laws and regulations. If any of these laws is amended or new laws are adopted, compliance could become more costly, and our failure to comply with such laws may expose us to potential liabilities, which could have an adverse impact on our results of operation.

Because we do business abroad, our business could be harmed by changes in foreign exchange rates.

Our business operations have several international components including sourcing of product, licensing and distribution arrangements and direct operations in Canada, Mexico and Europe, which expose us to foreign exchange risk and such risk may increase as we expand our international operations and licensing and distribution portfolio. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways; a translation impact and a transaction impact. The translation impact refers to the impact that changes in exchange rates can have on our published financial results, as our revenue and profit earned in local foreign currencies is translated into United States dollars using an average exchange rate over the representative period. Accordingly, during times of a strengthening United States dollar, particularly against the British Pound, the Canadian dollar, and the Mexican Peso, our results of operations will be negatively impacted, as was the case during fiscal 2017, 2016, and 2015, and during times of a weakening United States dollar, our results of operations will be favorably impacted.

“Transaction” impact refers to settlement of inventory payment or receivables collected in other than local currency that can have a favorable impact when the local currency is strong and an unfavorable impact when the foreign currency is stronger. In accordance with our operating practices, we hedge a portion of our foreign currency transaction exposures arising in the ordinary course of business to reduce risks in our cash flows and earnings. Our hedging strategy may not be effective in reducing all risks, and no hedging strategy can completely insulate us from foreign exchange risk. We do not hedge foreign currency translation rate changes. Further, our use of derivative financial instruments may expose us to counterparty risks. Although we only enter into hedging contracts with counterparties having investment grade credit ratings, it is possible that the credit quality of a counterparty could be downgraded or a counterparty could default on its obligations, which could have a material adverse impact on our financial condition, results of operations and cash flows.

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

With respect to acquisitions, we may face challenges in consolidating functions and integrating management procedures, personnel and operations in an efficient and effective manner, which if not managed as projected, could negatively impact our business. Some of these challenges included increased demands on management related to the significant increase in the size and diversity of our business after the acquisition, the dedication of management’s attention to implement our strategies for the business, the retention and integration of key employees, determining aspects of the acquired business that were to be kept separate and distinct from our other businesses, and difficulties in assimilating corporate culture and practices into ours.

We have outstanding debt, which could have important negative consequences to us, including making it difficult for us to satisfy all of our obligations in the event we experience financial difficulties.

As of January 28, 2017, we had approximately $106.6 million of debt outstanding as compared to approximately $134.3 million as of January 30, 2016 (excluding amounts outstanding under our letter of credit facility). Our indebtedness could have important consequences, including:

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

The United Kingdom’s June 23, 2016, referendum, in which voters approved its exit from the European Union (commonly referred to as “Brexit”), has created economic uncertainty and volatility in currency exchange rates, and the potential adverse effects of changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union, and the associated effects on our European operations, are unknown. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially impacted.

In addition, the new U.S. administration has publicly supported potential trade proposals, including import tariffs, modifications to international trade policy, and other changes that may affect U.S. trade relations with other countries, any of which may require us to significantly modify our current business practices or may otherwise materially impact our business.

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

In addition, in the United States, a number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies, including a border-adjustment tax, other increased taxes on imports, and a limit on the ability to defer U.S. taxation on earnings outside the United States until those earnings are repatriated to the United States. Although it is not possible to accurately determine or predict at this time whether, when or to what extent new U.S. federal tax laws, regulations, interpretations, or rulings will be issued, or the overall effect of any such changes on effective tax rate, changes such as these may have a material adverse impact on our financial condition, results of operations or cash flows.

We depend on certain key personnel the loss of which could negatively impact our ability to manage our business.

Our future success depends to a significant extent on retaining the services of certain executive officers and directors. The loss of the services of any of our key members of management could have a material adverse effect on our ability to manage our business. Our continued success is dependent upon our ability to attract and retain qualified management and operational personnel to support our future growth. Our inability to do so may have a significant negative impact on our ability to manage our business.

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

Properties

The general location, use, ownership status, approximate size, and lease expiration dates of the principle properties which we currently occupy are set forth below:

Location	Use	Lease Expiration	Ownership Status	Approximate Area in Square Feet
Miami, Florida	Principal Executive and Administrative Offices; Warehouse and Distribution Facility	N/A	Owned	240,000
Miami, Florida	Administrative Functions	2019	Leased	16,000
Seneca, South Carolina	Distribution Center	N/A	Owned	345,000
Tampa, Florida	Distribution Center	N/A	Owned	305,000
New York, New York	Office, Design and Showrooms	2023 through 2028	Leased	135,150
Portland, Oregon	Office Space	2021	Leased	19,420
Commerce, California	Office Space	2017	Leased	39,400
Witham and London, UK	Distribution and Administrative Functions	2023	Leased	67,100

In addition, we lease:

•	locations in Texas and Wisconsin totaling approximately 7,600 square feet of office space and showrooms,

•	71 retail stores, comprising approximately 179,000 square feet of selling space in the United States and United Kingdom, and

•	several locations internationally totaling approximately 63,000 square feet of offices.

Our principal executive and administrative office, warehouse and distribution facility is encumbered by a $21.6 million mortgage, which loan is due on November 22, 2026. The facility in Tampa, Florida is encumbered by a $13.1 million mortgage, which loan is due on November 22, 2026.

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

	High	Low
Fiscal Year 2017

First Quarter	$20.08	$15.73
Second Quarter	22.71	16.24
Third Quarter	21.73	18.06
Fourth Quarter	29.00	17.14

Fiscal Year 2016

First Quarter	$26.08	$21.50
Second Quarter	28.19	23.05
Third Quarter	25.55	20.70
Fourth Quarter	22.12	16.47

(b)	Holders

As of April 4, 2017, there were approximately 300 registered shareholders of record of our common stock. We believe the number of beneficial owners of our common stock is in excess of 5,000.

(c)	Dividends

Not applicable.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information for Fiscal 2017

The following table summarizes as of January 28, 2017, the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, and rights	Weighted- average exercise price of outstanding options, and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders (1)	373,838	$23.70	654,481

(1)	Represents awards made pursuant to our 2015 Long-Term Incentive Compensation Plan.

(e)	Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return on the Nasdaq Composite and the S&P Apparel, Accessories & Luxury Goods Index commencing on January 30, 2012 and ending on January 28, 2017. The graph assumes that $100 was invested on January 30, 2012 in our common stock or in the Nasdaq Composite Index and the S&P Apparel, Accessories & Luxury Goods Index, and that all dividends are reinvested. Past performance is not necessarily indicative of future performance.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Jan 12	Jan 13	Jan 14	Jan 15	Jan 16	Jan 17
Perry Ellis International, Inc.	100	130.42	105.89	161.57	128.46	158.80
NASDAQ Composite	100	113.13	149.71	171.11	172.32	214.07
S&P Apparel, Accessories & Luxury Goods	100	93.18	106.33	110.24	92.37	78.69

(f)	Sales of Unregistered Securities

Not Applicable.

(g)	Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Purchased under the Plans or Programs
January 1, 2017 to January 28, 2017	282	(1)	$24.28	—	$9,215,045

(1)	Represents shares withheld to pay statutory income taxes resulting from vesting of restricted shares.

Item 6.	Selected Financial Data

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

	January 28,	January 30,	January 31,	February 1,	February 2,
Fiscal Years Ended	2017	2016	2015	2014	2013
Income Statement Data:
Net sales	$825,086	$864,806	$858,237	$882,573	$942,451
Royalty income	36,000	34,709	31,735	29,651	27,102

Total revenues	861,086	899,515	889,972	912,224	969,553
Cost of sales	542,578	580,448	586,968	609,436	652,352

Gross profit	318,508	319,067	303,004	302,788	317,201

Selling, general and administrative expenses	280,019	275,863	268,783	272,716	263,854
Depreciation and amortization	14,542	13,693	12,198	12,626	13,896
Impairment on assets	1,451	20,604	—	35,205	3,516
Impairment on goodwill	—	6,022	—	7,772	—
Gain on sale of long-lived assets	—	3,779	885	6,162	410

Operating income (loss)	22,496	6,664	22,908	(19,369)	36,345
Costs on early extinguishment of debt	195	5,121	—	—	—
Interest expense	7,395	9,267	14,291	15,025	14,836

Net income (loss) before income taxes	14,906	(7,724)	8,617	(34,394)	21,509

Income tax provision (benefit)	389	(432)	45,792	(11,615)	6,708

Net income (loss)	$14,517	$(7,292)	$(37,175)	$(22,779)	$14,801

Net income (loss)per share:
Basic	$0.97	$(0.49)	$(2.50)	$(1.52)	$1.01
Diluted	$0.95	$(0.49)	$(2.50)	$(1.52)	$0.97

Weighted average number of shares outstanding
Basic	14,936	14,968	14,856	14,988	14,715
Diluted	15,215	14,968	14,856	14,988	15,315

Other Financial Data:
EBITDA (a)	$37,038	$20,357	$35,106	$(6,743)	$50,241
EBITDA margin (b)	4.3%	2.3%	3.9%	(0.7%)	5.2%
Cash flows from operations	42,294	30,165	55,143	220	76,981
Cash flows from investing	(14,173)	2,987	(21,147)	(27,354)	(8,908)
Cash flows from financing	(29,499)	(45,441)	(17,785)	(588)	(37,085)
Capital expenditures	(13,719)	(17,170)	(16,918)	(22,246)	(10,740)

Balance Sheet Data (at year end):
Working capital	$223,352	$218,757	$240,170	$278,197	$273,773
Total assets (d)	592,705	621,975	683,142	704,444	760,395
Total debt (c)(d)	106,705	133,850	171,053	179,584	172,648
Total stockholders’ equity	313,687	291,481	302,017	347,533	371,240

a)

EBITDA represents earnings before interest expense, cost on early extinguishment of debt, depreciation and amortization, and income taxes as outlined below in tabular format. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, and does not represent cash flow from operations. EBITDA is presented solely as a supplemental disclosure because we believe that it is a common measure of operating performance in the apparel industry. The following provides a reconciliation of net income (loss) to EBITDA:

	January 28,	January 30,	January 31,	February 1,	February 2,
Fiscal Years Ended	2017	2016	2015	2014	2013
	(in thousands)
Net income (loss)	$14,517	$(7,292)	$(37,175)	$(22,779)	$14,801
Depreciation and amortization	14,542	13,693	12,198	12,626	13,896
Interest expense	7,395	9,267	14,291	15,025	14,836
Income tax provision (benefit)	389	(432)	45,792	(11,615)	6,708
Costs on early extinguishment of debt	195	5,121	—	—	—

EBITDA	$37,038	$20,357	$35,106	$(6,743)	$50,241

b)	EBITDA margin represents EBITDA as a percentage of total revenues. EBITDA margin as a percentage of revenue is presented solely as a supplemental disclosure because we believe that it is a common measure of operating performance in the apparel industry. The following provides a reconciliation of gross profit to EBITDA margin as a percentage of revenue:

	January 28,	January 30,	January 31,	February 1,	February 2,
Fiscal Years Ended	2017	2016	2015	2014	2013
	(in thousands)
Gross profit	$318,508	$319,067	$303,004	$302,788	$317,201
Less:
Selling, general and administrative expenses	280,019	275,863	268,783	272,716	263,854
Impairment on assets	1,451	20,604	—	35,205	3,516
Impairment of goodwill	—	6,022	—	7,772	—
Plus:
Gain on sale of long-lived assets	—	3,779	885	6,162	410

EBITDA	$37,038	$20,357	$35,106	$(6,743)	$50,241

Total revenue	$861,086	$899,515	$889,972	$912,224	$969,553

EBITDA margin as a percentage of revenue	4.3%	2.3%	3.9%	-0.7%	5.2%

c)	Total debt includes balances outstanding under Perry Ellis International’s senior credit facility, senior subordinated notes payable, real estate mortgages, and lease payable-long term.
d)	Because of the adoption of ASU 2015-03, total assets and total debt have each been reduced by $0.5 million, $1.8 million, $2.3 million, and $2.7 million for fiscal years 2016, 2015, 2014, and 2013, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We sell our products under our owned global brands, licensed brands and private retailer labels. Our owned brands include the global designer lifestyle brand, Perry Ellis and Original Penguin by Munsingwear (“Original Penguin”) as well as Ben Hogan, Cubavera, Farah, Grand Slam, Jantzen, Laundry by Shelli Segal, Rafaella and Savane. We license the Callaway Golf brand, PGA TOUR brand, and the Jack Nicklaus brand for golf apparel, the Jag brand for swimwear and cover-ups, and the Nike brand for swimwear and accessories.

We have four reportable segments – Men’s Sportswear and Swim, Women’s Sportswear, Direct-to-Consumer, and Licensing – and we have a strategically diversified global distribution network focused on leading department stores, company-operated retail stores, specialty stores and select licensing partners. We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers, in North America and Europe. Our largest customers include Walmart, which includes Sam’s, The Marmaxx Group, Macy’s, Dillard’s, and Kohl’s.

We also distribute through our own retail stores. As of April 1, 2017, we operated 38 Perry Ellis, 14 Original Penguin and two multi-brand retail outlet stores located primarily in upscale retail outlet malls across the United States, United Kingdom and Puerto Rico. As of April 1, 2017, we also operated two Perry Ellis, two Cubavera, 12 Original Penguin and one multi-brand full price retail stores located in upscale demographic markets in the United States and United Kingdom. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers.

In fiscal 2017, our Men’s Sportswear and Swim segment, which is comprised of men’s sportswear, swimwear and accessories, accounted for 73% of our total revenues, our Women’s Sportswear segment accounted for 12% of our total revenues, our Direct-to-Consumer segment, which is comprised of retail and e-commerce, accounted for 11% of our total revenues and our licensing segment accounted for approximately 4% of our total revenues. Finally, our U.S. based business represented approximately 87% of total revenues, while our foreign operations represented 13% of total revenues for fiscal 2017.

The revenue generated through our licensing business, in which we license to third parties certain trademarks for production, sales and/or distribution through geographic licensing arrangements, is a significant contributor to our operating income and our arrangements heighten the overall awareness of our brands without requiring us to make capital investments or incur additional operating expenses. As of fiscal 2017, we licensed our brands through five worldwide, 63 domestic and 93 international license agreements in over 150 countries

Our products have historically been geared towards lighter weight apparel generally worn during the spring and summer months. We believe that this seasonality has been reduced with the strengthening of our fall, winter, and holiday merchandise. Our swimwear business, however, is highly seasonal in nature, with the significant majority of our sales occurring in our first and fourth quarters. Seasonality can be affected by a variety of factors, including the mix of advance and fill-in orders, the amount of sales to different distribution channels, and overall product mix among traditional merchandise, fashion merchandise and swimwear. Our higher-priced products generally tend to be less sensitive to economic and weather conditions.

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

Deferred Taxes. We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates. The ultimate realization of the deferred tax assets is assessed based upon all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is recorded, if required, to reduce deferred tax assets to the portion that is expected to more likely than not be realized.

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

Our Results of Operations for Fiscal 2017

The following table sets forth, for the periods indicated selected items in our consolidated statements of operations expressed as a percentage of total revenues:

	January 28,	January 30,	January 31,
Fiscal Years Ended	2017	2016	2015
Net sales	95.8%	96.1%	96.4%
Royalty income	4.2%	3.9%	3.6%

Total revenues	100.0%	100.0%	100.0%
Cost of sales	63.0%	64.5%	66.0%

Gross profit	37.0%	35.5%	34.0%
Selling, general and administrative expenses	32.5%	30.7%	30.2%
Depreciation and amortization	1.7%	1.5%	1.4%
Impairment on long-lived assets	0.2%	2.3%	0.0%
Impairment of goodwill	0.0%	0.7%	0.0%
Gain on sale of long-lived assets	0.0%	0.4%	0.1%

Operating income	2.6%	0.7%	2.5%
Costs on early extinguishment of debt	0.0%	0.6%	0.0%
Interest expense	0.9%	1.0%	1.6%

Net income (loss) before income taxes	1.7%	-0.9%	0.9%
Income tax provision (benefit)	0.0%	-0.05%	5.1%

Net income (loss)	1.7%	-0.8%	-4.2%

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income by segment, the most directly comparable GAAP financial measure:

	January 28,	January 30,	January 31,
	2017	2016	2015
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$625,115	$640,600	$635,182
Women’s Sportswear	107,784	127,692	130,852
Direct-to-Consumer	92,187	96,514	92,203
Licensing	36,000	34,709	31,735

Total revenues	$861,086	$899,515	$889,972

	January 28,	January 30,	January 31,
	2017	2016	2015
	(in thousands)
Reconciliation of operating income to EBITDA
Operating income by segment:
Men’s Sportswear and Swim	$14,708	$20,068	$3,847
Women’s Sportswear	(6,904)	(9,248)	859
Direct-to-Consumer	(13,913)	(11,805)	(6,675)
Licensing	28,605	7,649	24,877

Total operating income	$22,496	$6,664	$22,908

Add:
Depreciation and amortization
Men’s Sportswear and Swim	$7,633	$7,375	$6,627
Women’s Sportswear	3,066	2,250	1,903
Direct-to-Consumer	3,608	3,884	3,519
Licensing	235	184	149

Total depreciation and amortization	$14,542	$13,693	$12,198

EBITDA by segment:
Men’s Sportswear and Swim	$22,341	$27,443	$10,474
Women’s Sportswear	(3,838)	(6,998)	2,762
Direct-to-Consumer	(10,305)	(7,921)	(3,156)
Licensing	28,840	7,833	25,026

Total EBITDA	$37,038	$20,357	$35,106

EBITDA margin by segment
Men’s Sportswear and Swim	3.6%	4.3%	1.6%
Women’s Sportswear	(3.6%)	(5.5%)	2.1%
Direct-to-Consumer	(11.2%)	(8.2%)	(3.4%)
Licensing	80.1%	22.6%	78.9%
Total EBITDA margin	4.3%	2.3%	3.9%

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

The following is a discussion of our results of operations for the fiscal year ended January 28, 2017 (“fiscal 2017”) as compared with the fiscal year ended fiscal year ended January 30, 2016 (“fiscal 2016”) and fiscal 2016 as compared with the fiscal year ended January 31, 2015 (“fiscal 2015”).

Our fiscal 2017 results as compared to our fiscal 2016 results

Net sales. Men’s Sportswear and Swim net sales in fiscal 2017 were $625.1 million, a decrease of $15.5 million, or 2.4%, from $640.6 million in fiscal 2016. The net sales decrease was attributed primarily to exited brands coupled with the negative impact in our special markets programs and foreign currency conversions, partially offset by increases in Perry Ellis collection, as well as our golf lifestyle apparel and Nike swim business.

Women’s Sportswear net sales in fiscal 2017 were $107.8 million, a decrease of $19.9 million, or 15.6%, from $127.7 million in fiscal 2016. The net sales decrease was primarily due to the sale of C&C California in the prior year, planned decreases in special markets programs and softer replenishment business across the women’s market driven by higher levels of available goods.

Direct-to-Consumer net sales in fiscal 2017 were $92.2 million, a decrease of $4.3 million, or 4.5%, from $96.5 million in fiscal 2016. The decrease was driven by the closure of ten stores during fiscal 2017, and a comparable sales decrease of 1.7%. This was partially offset by an 18% increase in ecommerce sales. We have experienced a significant decline in traffic and comparable same store sales for our retail locations that cater to a higher level of tourist activity. These doors represent close to 45% of our total store count.

Royalty income. Royalty income for fiscal 2017 was $36.0 million, an increase of $1.3 million, or 3.7%, from $34.7 million in fiscal 2016. Royalty income increases were attributed to increases in our Perry Ellis and Original Penguin brands as well as the new licenses signed during this and last year, and from our continuing initiatives to upgrade our licensing partners, partially offset by the transition of two of our licensing partners to new partnerships. Approximately 89.9% of our royalty income was attributed to guaranteed minimum royalties with the balance attributable to royalty income in excess of guaranteed minimums for fiscal 2017.

Gross profit. Gross profit was $318.5 million in fiscal 2017, a decrease of $0.6 million, or 0.2%, as compared to $319.1 million in fiscal 2016. This slight decrease is attributed to the sales decrease from our brand exits, foreign currency translations and softer replenishment business across the women’s market described above.

Gross profit margin. In fiscal 2017, gross profit margins were 37.0% as a percentage of total revenue as compared to 35.5% in fiscal 2016, an increase of 150 basis points. The increase is attributed to stronger product margins and reduced markdowns in our Perry Ellis men’s collection, golf lifestyle apparel and Nike businesses as well as an increase in royalty income and reduced cost realized through consolidation of our foreign buying offices and freight services. The increase was partially offset by unfavorable foreign currency translation.

Selling, general and administrative expenses. Selling, general and administrative expenses in fiscal 2017 were $280.0 million, an increase of $4.1 million, or 1.5%, from $275.9 million in fiscal 2016. The increase is attributed to expenses associated with the termination of our defined pension plan in the amount of $10 million, slightly higher incentive compensation accruals, severance costs and the acceleration of executive compensation costs in the amount of $3.7 million, partially offset by reduced costs resulting from our continued focus on the core infrastructure.

EBITDA. Men’s Sportswear and Swim EBITDA margin in fiscal 2017 decreased 70 basis points to 3.6%, from 4.3% in fiscal 2016. The EBITDA margin was unfavorably impacted by a settlement charge related to the termination of our defined benefit plan in the amount of $10 million, partially offset by the increase in gross profit and margins in our Perry Ellis men’s collection, golf lifestyle apparel and Nike businesses.

Women’s Sportswear EBITDA margin in fiscal 2017 increased 190 basis points to (3.6%), from (5.5%) in fiscal 2016. The EBITDA margin was favorably impacted by a reduction in operating expenses, partially offset by the exit of C&C California, planned decreases in special markets programs and softer replenishment business across the women’s market. As a result of these factors we were able to realize favorable leverage in selling, general and administrative expenses.

Direct-to-Consumer EBITDA margin in fiscal 2017 decreased 300 basis points to (11.2%), from (8.2%) in fiscal 2016. The EBITDA margin was unfavorably impacted by the closing of ten stores. Additionally, selling, general and administrative expenses were unfavorably impacted by increases in rent as we renewed some of our leases at higher rates.

Licensing EBITDA margin in fiscal 2017 increased to 80.1%, from 22.6% in fiscal 2016. The EBITDA margin was favorably impacted by the increase in royalty income and a decrease in the direct costs associated with the licensing segment. The increase was partially offset by the sale of C&C California in the prior year described below. EBITDA margin was unfavorably impacted during fiscal 2016 by the impairment of trademarks as described below.

Depreciation and amortization. Depreciation and amortization in fiscal 2017 was $14.5 million, an increase of $0.8 million, or 5.8%, from $13.7 million in fiscal 2016. The increase is attributed to depreciation related to our increased capital expenditures, primarily in leasehold improvements made during fiscal 2017 and 2016.

Impairment on assets and goodwill. As a result of our annual impairment analysis, during fiscal 2016, we recorded trademark and goodwill impairment charges of $18.2 million and $6.0 million, respectively, due to decreases in our projected revenues principally resulting from our internal review of brands and businesses that will be afforded a reduced focus in our forward strategy. This is a positive step as we streamline our business/brand model. Some of the impairments resulted from a decline in the future anticipated cash flows from these trademarks, which was due, in part, to the current economic challenges and market conditions in the apparel industry. There was no such impairment for fiscal 2017. In addition, during fiscal 2017 and 2016, we recorded a $1.5 million and a $2.4 million impairment charge to reduce the net carrying value of certain long-lived assets (primarily leaseholds in our direct-to-consumer segment) to their estimated fair value.

Gain (Loss) on sale of long-lived assets. During fiscal 2016, we entered into a sales agreement, in the amount of $8.2 million, for the sale of our sourcing office building located in Beijing, China. As a result of this transaction we recorded a gain in the amount of $4.5 million. Also, during fiscal 2016, we entered into an agreement to sell the intellectual property of our C&C California brand to a third party. As a result of this transaction, we recorded a loss of ($0.7) million in the licensing segment.

Cost on early extinguishment of debt. On April 6, 2015, we called for the partial redemption of $100 million of our $150 million outstanding 7 7 / 8 % Senior Subordinated Notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, we completed the redemption of $100 million of our senior subordinated notes. We incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption premium and the write-off of note issuance costs.

Interest expense. Interest expense in fiscal 2017 was $7.4 million, a decrease of $1.9 million, or 20.4%, from $9.3 million in fiscal 2016. The decrease was primarily attributable to a decrease in interest resulting from the partial redemption of $100 million of our senior subordinated notes during the second quarter of fiscal 2016 as well as a lower average amount borrowed on our credit facility as compared to the prior year period.

Income taxes. Our income tax (benefit) provision in fiscal 2017 was $0.4 million, a $0.8 million increase as compared to ($0.4) million in 2016. For fiscal 2017, our effective tax rate was 2.6% as compared to 5.6% for 2016. The decrease in the tax rate is primarily attributable to the benefit resulting from the termination of the Company’s pension plan during fiscal 2017. See Footnotes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further details regarding taxable income by jurisdiction.

Net income (loss). Our net income (loss) in fiscal 2017 was $14.5 million, an increase of $21.8 million in income, or 298.6%, as compared to net loss of ($7.3) million in fiscal 2016. The changes in operating results were due to the items described above.

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

Cost on early extinguishment of debt. On April 6, 2015, we called for the partial redemption of $100 million of our $150 million outstanding 7 7 / 8 % Senior Subordinated Notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, we completed the redemption of $100 million of our senior subordinated notes. We incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption premium and the write-off of note issuance costs.

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

Our Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions, and capital expenditures. We believe that our working capital requirements will increase slightly for next year as we continue to expand internationally. As of January 28, 2017, our total working capital was $223.4 million as compared to $218.8 million as of January 30, 2016. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facility are sufficient to meet our working capital needs and capital expenditure needs over the next year.

We consider the undistributed earnings of our foreign subsidiaries as of January 28, 2017, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of January 28, 2017, the amount of cash and short-term investments associated with indefinitely reinvested foreign earnings was approximately $39.0 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Net cash provided by operating activities was $42.3 million in fiscal 2017 as compared to cash provided by operating activities of $30.2 million in fiscal 2016 and cash provided by operating activities of $55.1 million in fiscal 2015.

The cash provided by operating activities in fiscal 2017 is primarily attributable to a decrease in inventory of $29.6 million, a decrease of prepaid expenses and other assets of $1.9 million, as well as, an increase in unearned revenue and other liabilities of $2.2 million. This was partially offset by an increase in accounts receivable of $10.9 million, a decrease in accounts payable and accrued expenses of $17.1 million, as well as, a decrease in deferred pension obligation of $12.3 million. Our inventory turnover ratio increased to 3.9 as compared to 3.7 for fiscal 2016 resulting from tighter inventory management.

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

Net cash used in investing activities was $14.2 million in fiscal 2017, as compared to cash provided by investing activities of $3.0 million in fiscal 2016. The net cash used in investing activities during fiscal 2017 primarily reflects the purchase of investments of $13.9 million and the purchase of property and equipment of $13.3 million primarily for leasehold improvements and store fixtures; partially offset by proceeds from the maturities of investments of $12.7 million. Capital expenditures for fiscal 2018 are expected to be approximately $16 million to $18 million.

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

Net cash used in financing activities was $29.5 million in fiscal 2017, as compared to cash used in financing activities of $45.4 million in fiscal 2016. The net cash used during fiscal 2017 primarily reflects net payments on our senior credit facility of $39.3 million, payments of $11.8 million on our mortgage loans, purchases of treasury stock of $2.2 million, as well as deferred financing fees of $0.3 million and payments on capital leases of $0.3 million; partially offset by proceeds from refinancing our existing real estate mortgages of $24.1 million and exercises of stock options of $0.07 million.

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

During fiscal 2017, 2016, and 2015, we repurchased shares of our common stock at a cost of $2.2 million, $7.0 million and $8.8 million, respectively. There was no treasury stock outstanding as of January 28, 2017 and January 30, 2016.

During fiscal 2017, we retired shares of treasury stock recorded at a cost of approximately $2.2 million. Accordingly, the Company reduced common stock and additional paid in capital by $1,000 and $2.2 million, respectively. During fiscal 2016, we retired shares of treasury stock recorded at a cost of approximately $22.7 million. Accordingly, during fiscal 2016, we reduced common stock and additional paid in capital by $11,000 and $22.7 million, respectively.

7 7 / 8% $150 Million Senior Subordinated Notes Payable

In March 2011, we issued $150 million 7 7 / 8 % senior subordinated notes, due April 1, 2019. The proceeds of this offering were used to retire the $150 million 8 7 / 8 % senior subordinated notes due September 15, 2013 and to repay a portion of the outstanding balance on the senior credit facility. The proceeds to us were $146.5 million yielding an effective interest rate of 8.0%.

On April 6, 2015, we elected to call for the partial redemption of $100 million of our $150 million 7 7 / 8 % senior subordinated notes due 2019 and a notice of redemption was sent to all registered holders of the senior subordinated notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, we completed the redemption of the $100 million of our senior subordinated notes. We incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption, including the redemption premium as well as the write-off of note issuance costs. At January 28, 2017, the balance of the 7 7 / 8 % senior subordinated notes totaled $49.7 million, net of debt issuance costs in the amount of $0.3 million. At January 30, 2016, the balance of the 7 7 / 8 % senior subordinated notes totaled $49.5 million, net of debt issuance costs in the amount of $0.5 million.

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

Senior Credit Facility

On April 22, 2015, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The

Credit Facility has been extended through April 30, 2020 (“Maturity Date”). In connection with this amendment and restatement, we paid fees in the amount of $0.6 million. These fees will be amortized over the term of the Credit Facility as interest expense. At January 28, 2017, we had outstanding borrowings of $22.5 million under the Credit Facility. At January 30, 2016, we had outstanding borrowings of $61.8 million under the Credit Facility.

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

Letter of Credit Facilities

As of January 28, 2017, we maintained one U.S. dollar letter of credit facility totaling $30.0 million. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

During the third quarter of fiscal 2017, one letter of credit facility totaling, $0.3 million utilized by our United Kingdom subsidiary, expired and has not been renewed. During fiscal 2016, a $15 million line of credit expired and was not renewed and we decreased the letter of credit sublimit in our Senior Credit Facility to $30.0 million.

At January 28, 2017 and January 30, 2016, there was $19.2 million and $18.9 million, respectively, available under the existing letter of credit facilities

Real Estate Mortgage Loans

In July 2010, we paid off our then existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan was due on August 1, 2020. In July 2013, we amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 3.9% per annum and the terms were restated to reflect new monthly payments of principal and interest of $69,000, based on a 25-year amortization, with the outstanding principal due at maturity.

In November 2016, we paid off our existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $21.7 million mortgage loan. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $112,000, based on a 25-year amortization with the outstanding principal due at maturity. At January 28, 2017, the balance of the real estate mortgage loan totaled $21.4 million, net of discount, of which $536,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan was due on January 23, 2019. In January 2014, we amended the mortgage loan to modify the interest rate. The interest rate was reduced to 3.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of approximately $68,000, based on a 20-year amortization, with the outstanding principal due at maturity.

In November 2016, we amended the mortgage to increase the amount to $13.2 million. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $68,000, based on a 25-year amortization with the outstanding principal due at maturity. At January 28, 2017, the balance of the real estate mortgage loan totaled $13.0 million, net of discount, of which approximately $326,000 is due within one year.

Additionally, we used the excess funds generated from the new mortgage loans described above to pay down our senior credit facility.

The real estate mortgage loans contain certain covenants. We are not aware of any non-compliance with any of the covenants. If we violate any covenants, the lender under the real estate mortgage loans could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. A covenant violation could constitute a cross-default under our senior credit facility, our letter of credit facilities and the indenture relating to our senior subordinated notes resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Contractual Obligations and Commercial Contingent Commitments

The following tables illustrate the balance of our contractual obligations and commercial contingent commitments as of January 28, 2017:

	Payments Due by Period
			(in thousands)
		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	After 5 years
Long-term debt, net of interest	$107,244	$862	$74,330	$1,965	$30,087
Interest on long-term debt (1)	17,042	5,231	4,455	2,347	5,009
Operating leases	162,440	21,717	40,523	36,409	63,791
Capital leases	361	286	75	—	—
Employee agreements (2)	7,242	2,600	3,142	1,500	—
Royalty minimum guaranties	49,041	10,749	20,453	14,265	3,574

Total contractual obligations	$343,370	$41,445	$142,978	$56,486	$102,461

(1)	Includes interest payments based on contractual terms and excludes interest on the senior credit facility, which typically approximates. $1.0 million to $2.0 million per year.
(2)	For Mr. George Feldenkreis the term of the employment agreement shall continue until his death or termination of the employment agreement by the Company or Mr. Feldenkreis. He will be paid a base salary of not less than $750,000 per year during the term of employment and, among other things a lump sum payment of $1.0 million upon the termination of his employment in most circumstances.

	Amount of Contingent Commitment Expiration Per Period
			(in thousands)
		Less than
Other Commercial Contingent Commitments	Total	1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$10,788	$10,788	$—	$—	$—

Total commercial commitments	$10,788	$10,788	$—	$—	$—

Total contractual obligations and other commercial contingent commitments	$354,158	$52,233	$142,978	$56,486	$102,461

At January 28, 2017, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest and penalties totaling $1.2 million. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur in relation to these liabilities, and thus this liability is not included in the above tables.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our overall financial position and results of operations as of and for the fiscal year ended January 30, 2017.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial statements represents the potential changes in the fair value, earnings or cash flows arising from changes in interest rates or foreign currency. We manage this exposure through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Our policy allows the use of derivative financial instruments for identifiable market risk exposure, including interest rate and foreign currency.

Cash Flow Hedges

Our United Kingdom subsidiary is exposed to foreign currency risk from inventory purchases. In order to mitigate the financial risk of settlement of inventory at various prices based on movement of the U.S. dollar against the British pound, we entered into foreign currency forward exchange contracts (the “Hedging Instruments”). These contracts are formally designated and “highly effective” as cash flow hedges.

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

At January 28, 2017, the notional amount outstanding of foreign exchange forward contracts is $15.0 million. Such contracts expire through January 2018. There were no outstanding Hedging Instruments at January 30, 2016.

At January 28, 2017, accumulated other comprehensive loss included a $0.2 million net deferred loss for hedging instruments that are expected to be reclassified during the next 12 months. The net deferred loss will be reclassified from accumulated other comprehensive loss to costs of goods sold when the inventory is sold.

The total gain relating to hedging instruments reclassified to earnings during fiscal 2017 was $0.1 million. There was no gain or loss relating to hedging instruments reclassified to earnings during fiscal 2016 and fiscal 2015.

The table below provides information about our financial instruments that are sensitive to changes in interest rates:

	Less than 1 yr	1 - 3 yrs		4 - 5 yrs		After 5 yrs		Fair Value
	2018	2019	2020	2021	2022	Thereafter	Total	2017
Long-term Liabilities:
7 7/8% Senior Subordinated Notes Payable	$0.0	$50.0	$0.0	$0.0	$0.0	$0.0	$50.0	$50.0
Fixed Interest Rate	7.88%	7.88%	N/A	N/A	N/A	N/A	7.88%

Real Estate Mortgage Loan	$0.3	$0.3	$0.4	$0.4	$0.4	$11.4	$13.2	$13.2
Fixed Interest Rate	3.72%	3.72%	3.72%	3.72%	3.72%	3.72%	3.72%

Real Estate Mortgage Loan	$0.5	$0.5	$0.6	$0.6	$0.6	$18.7	$21.5	$21.5
Fixed Interest Rate	3.72%	3.72%	3.72%	3.72%	3.72%	3.72%	3.72%

Senior Credit Facility	$0.0	$0.0	$22.5	$0.0	$0.0	$0.0	$22.5	$22.5
Average Variable Interest Rate (A)	2.52%	2.52%	2.52%	N/A	N/A	N/A	2.52%

(A)	The senior credit facility has a variable rate of interest of either 1) the published prime lending rate or 2) the Eurodollar rate with adjustments of both rates based on meeting certain financial conditions.

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

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 28, 2017.

The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of January 28, 2017, in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

April 10, 2017

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

Management assessed the effectiveness of our internal control over financial reporting as of January 28, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Management determined that, as of January 28, 2017, our internal control over financial reporting was effective.

Our internal control over financial reporting as of January 28, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which is included in Part II, Item 8.

/s/ Oscar Feldenkreis	/s/ David Rattner
Oscar Feldenkreis	David Rattner
Chief Executive Officer and President	Chief Financial Officer

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

Information regarding our directors and executive officers required by this item is included in our Proxy Statement relating to our 2017 Annual Meeting under the captions “Election of Directors” and is incorporated herein by reference.

Information regarding our audit committee and our audit committee financial expert required by this item is included in our Proxy Statement relating to our 2017 Annual Meeting under the caption “Corporate Governance- Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is included in our Proxy Statement relating to our 2017 Annual Meeting under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our directors, officers, and employees. The Code of Ethics is posted on our website at www.pery.com. Amendments to, and waivers granted under, our Code of Ethics, if any, will be posted to our website as well.

Information describing any material changes to the procedures by which security holders may recommend nominees to our Board of Directors is included in our Proxy Statement related to our 2017 Annual Meeting under the caption “Corporate Governance-Meetings and Committees of the Board of Directors.”

Item 11.	Executive Compensation

Information required by this item is included in our Proxy Statement related to our 2017 Annual Meeting under the captions “Executive Compensation”, “Compensation Discussion and Analysis,” “Director Compensation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is included in our Proxy Statement related to our 2017 Annual Meeting under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is included in our Proxy Statement related to our 2017 Annual Meeting under the captions “Certain Relationships and Related Transactions” and “Corporate Governance-Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this item is included in our Proxy Statement related to our 2017 Annual Meeting Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	Consolidated Financial Statements.

The following Consolidated Financial Statements of Perry Ellis International, Inc. and subsidiaries are included in Part II, Item 8:

(2)	Consolidated Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	F-53

All other schedules required by applicable Securities and Exchange Commission regulations are either not required under the related instructions or inapplicable, therefore such schedules have been omitted.

(3)	Exhibits

Exhibit No.	Exhibit Description	Where Filed

3.1	Registrant’s Amended and Restated Articles of Incorporation	Filed as an Exhibit to the Registrant’s Proxy Statement for its 1998 Annual Meeting and incorporated herein by reference.

3.2	Articles of Amendment to Articles of Incorporation	Filed as an Annex to the Registrant’s Proxy Statement for its 2003 Annual Meeting and incorporated herein by reference.

3.3	Registrant’s Amended and Restated Bylaws	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Perry Ellis International, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 8, 2014 and incorporated herein by reference.

3.5	Third Restated Articles of Incorporation of Perry Ellis International, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 8, 2014 and incorporated herein by reference.

3.6	Fourth Restated Articles of Incorporation of Perry Ellis International, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 6, 2015 and incorporated herein by reference.

3.7	Fifth Amended and Restated Articles of Incorporation of Perry Ellis International, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 5, 2016, and incorporated herein by reference.

3.8	Second Amended and Restated Bylaws of Perry Ellis International, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 5, 2016, and incorporated herein by reference.

4.1	Form of Common Stock Certificate	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

4.7	Indenture by and among Perry Ellis International, Inc., the Subsidiary Guarantors party thereto and U.S. Bank Trust National Association dated March 8, 2011	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-167728) dated December 23, 2014, and incorporated herein by reference.

4.8	First Supplemental Indenture by and among Perry Ellis International, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association dated March 8, 2011	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 14, 2011, and incorporated herein by reference.

4.9	Form of Perry Ellis International, Inc. 7.875% Senior Subordinated Note due April 1, 2019 (set forth in Exhibit A to Exhibit 4.8 above)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 14, 2011 and incorporated herein by reference.

10.1	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Officers (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 and incorporated herein by reference.

10.4	Profit Sharing Plan (1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-96304) and incorporated herein by reference.

10.5	Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Proxy Statement for its 2000 Annual Meeting and incorporated herein by reference.

10.25	Form of Stock Option Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.

10.26	Form of Restricted Stock Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.

10.46	Amended Form of Restricted Stock Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and incorporated herein by reference.

10.53	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2010, and incorporated herein by reference.

10.56	Form of Performance-Based Restricted Stock Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.57	Form of Restricted Stock Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.58	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.59	Form of Non-Qualified Stock Option Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.60	Amended and Restated Loan and Security Agreement dated December 2, 2011 among Perry Ellis International, Inc., the subsidiaries named as Borrowers or Guarantors therein, the Lenders named therein, Wells Fargo Bank, National Association, as agent for the Lenders, and Bank of America, N.A., as syndication agent	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 2, 2011, and incorporated herein by reference.

10.61	Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Annex to the Registrant’s Proxy Statement for its 2011 Annual Meeting and incorporated herein by reference.

10.63	Form of Performance-Based Units Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2013, and incorporated herein by reference.

10.64	Employment Agreement dated September 9, 2013 between Stanley Silverstein and the Registrant (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 11, 2013, and incorporated herein by reference.

10.65	Amendment No. 1 dated January 9, 2014 to the Amended and Restated Loan and Security Agreement dated as of December 2, 2011 among Perry Ellis International, Inc., the subsidiaries named as Borrowers or Guarantors therein, the Lenders named therein, Wells Fargo Bank, National Association, as agent for the Lenders, and Bank of America, N.A., as syndication agent	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 9, 2014 and incorporated herein by reference.

10.1	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Officers (1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 8, 2014, and incorporated herein by reference.

10.68	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated as of April 22, 2015, among Perry Ellis International, Inc., the subsidiaries named as Borrowers or Guarantors therein, the Lenders named therein, and Wells Fargo Bank, National Association, as agent for the Lenders.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated April 27, 2016, and incorporated herein by reference.

10.69	Form of Performance-Based Restricted Stock Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2015, and incorporated herein by reference.

10.70	Form of Performance Unit Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2015, and incorporated herein by reference.

10.71	Form of Restricted Stock Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan) (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2015, and incorporated herein by reference.

10.72	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2015, and incorporated herein by reference.

10.73	Form of Non-Qualified Stock Option Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2015, and incorporated herein by reference.

10.74	Employment Agreement dated April 20, 2016, by and between Perry Ellis International, Inc. and George Feldenkreis (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2016, and incorporated herein by reference.

10.75	Employment Agreement dated April 20, 2016, by and between Perry Ellis International, Inc. and Oscar Feldenkreis (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2016, and incorporated herein by reference.

10.76	Form of Restricted Stock Unit Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan (1)	Filed herewith.

12.1	Computation of Earnings to Fixed Charges	Filed herewith.

21.1	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered certified public accounting firm regarding financial statements and internal controls over financial reporting of the Registrant	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Management Contract or Compensation Plan.

(b)	Item 601 Exhibits

The exhibits required by Item 601 of Regulation S-K are set forth in (a) (3) above.

(c)	Financial Statement Schedules

The financial statement schedules required by Regulation S-K are set forth in (a) (2) above.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERRY ELLIS INTERNATIONAL, INC.

Dated: April 10, 2017	By:	/s/ Oscar FELDENKREIS
Oscar Feldenkreis Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/S/ GEORGE FELDENKREIS George Feldenkreis	Executive Chairman of the Board	April 10, 2017

/S/ OSCAR FELDENKREIS Oscar Feldenkreis	Chief Executive Officer and President (Principal Executive Officer)	April 10, 2017

/s/ David Rattner David Rattner	Chief Financial Officer (Principal Financial and Accounting Officer)	April 10, 2017

/S/ JOE ARRIOLA Joe Arriola	Director	April 10, 2017

/S/ JANE DEFLORIO Jane DeFlorio	Director	April 10, 2017

/s/ Bruce J. Klatsky Bruce J. Klatsky	Director	April 10, 2017

/s/ Michael W. Rayden Michael W. Rayden	Director	April 10, 2017

/S/ J. DAVID SCHEINER J. David Scheiner	Director	April 10, 2017

/S/ ALEXANDRA WILSON Alexandra Wilson	Director	April 10, 2017

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders

of Perry Ellis International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Perry Ellis International, Inc. and its subsidiaries at January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Miami, Florida

April 10, 2017

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	January 28,	January 30,
	2017	2016
ASSETS

Current Assets:
Cash and cash equivalents	$30,695	$31,902
Investments, at fair value	10,921	9,782
Accounts receivable, net	140,240	132,066
Inventories	151,251	182,750
Prepaid income taxes	1,647	1,818
Prepaid expenses and other current assets	6,462	8,461

Total current assets	341,216	366,779

Property and equipment, net	61,835	63,908
Other intangible assets, net	187,051	187,919
Deferred income tax	334	442
Other assets	2,269	2,927

TOTAL	$592,705	$621,975

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$92,843	$103,684
Accrued expenses and other liabilities	20,861	26,497
Accrued interest payable	1,450	1,521
Unearned revenues	2,710	4,213
Deferred pension obligation	—	12,107

Total current liabilities	117,864	148,022

Senior subordinated notes payable, net	49,673	49,528
Senior credit facility	22,504	61,758
Real estate mortgages	33,591	21,318
Unearned revenues and other long-term liabilities	18,271	14,853
Deferred income taxes	37,115	35,015

Total long-term liabilities	161,154	182,472

Total liabilities	279,018	330,494

Commitment and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,530,273 shares issued and outstanding as of January 28, 2017 and 15,409,310 shares issued and outstanding as of January 30, 2016	155	154
Additional paid-in-capital	147,300	144,025
Retained earnings	176,327	161,810
Accumulated other comprehensive loss	(10,095)	(14,508)

Total equity	313,687	291,481

TOTAL	$592,705	$621,975

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

(amounts in thousands, except per share data)

	January 28,	January 30,	January 31,
	2017	2016	2015
Revenues:
Net sales	$825,086	$864,806	$858,237
Royalty income	36,000	34,709	31,735

Total revenues	861,086	899,515	889,972
Cost of sales	542,578	580,448	586,968

Gross profit	318,508	319,067	303,004
Operating expenses:
Selling, general and administrative expenses	280,019	275,863	268,783
Depreciation and amortization	14,542	13,693	12,198
Impairment on assets	1,451	20,604	—
Impairment on goodwill	—	6,022	—

Total operating expenses	296,012	316,182	280,981

Gain on sale of long-lived assets	—	3,779	885

Operating income	22,496	6,664	22,908
Costs on early extinguishment of debt	195	5,121	—
Interest expense	7,395	9,267	14,291

Net income (loss) before income taxes	14,906	(7,724)	8,617

Income tax provision (benefit)	389	(432)	45,792

Net income (loss)	$14,517	$(7,292)	$(37,175)

Net income (loss) per share:
Basic	$0.97	$(0.49)	$(2.50)

Diluted	$0.95	$(0.49)	$(2.50)

Weighted average number of shares outstanding
Basic	14,936	14,968	14,856
Diluted	15,215	14,968	14,856

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED

(amounts in thousands)

	January 28,	January 30,	January 31,
	2017	2016	2015
Net income (loss)	$14,517	$(7,292)	$(37,175)

Other comprehensive income (loss):
Foreign currency translation adjustments, net	(2,771)	(2,357)	(3,211)
Unrealized gain (loss) on pension liability, net of tax (1)	7,368	717	(2,219)
Unrealized loss on forward contract	(181)	—	—
Unrealized (loss) gain on investments	(3)	(16)	46

Total other comprehensive income (loss)	4,413	(1,656)	(5,384)

Comprehensive income (loss)	$18,930	$(8,948)	$(42,559)

(1)	Unrealized gain (loss) on pension liability for the twelve months ended January 28, 2017, January 30, 2016 and January 31, 2015 is net of tax benefit in the amount of $3.8 million, $0.0 million and $0.0 million. See footnote 19 to the consolidated financial statements for further information.

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 28, 2017, JANUARY 30, 2016 AND JANUARY 31, 2015

(amounts in thousands, except share data)

					ACCUMULATED
					OTHER
			ADDITIONAL		COMPREHENSIVE
	COMMON STOCK		PAID-IN	TREASURY	(LOSS)	RETAINED
	SHARES	AMOUNT	CAPITAL	STOCK	INCOME	EARNINGS	TOTAL
BALANCE, FEBRUARY 1, 2014	15,901,956	$159	$155,522	$(6,957)	$(7,468)	$206,277	$347,533
Exercise of stock options and stock appreciation rights	36,043	—	404	—	—	—	404
Tax benefit of restricted shares and non-qualified stock options	—	—	(272)	—	—	—	(272)
Restricted shares and options issued as compensation	212,585	2	6,033	—	—	—	6,035
Restricted shares withheld for income taxes	(21,809)	—	(351)	—	—	—	(351)
Net loss	—	—	—	—	—	(37,175)	(37,175)
Purchase of treasury stock	—	—	—	(8,773)	—	—	(8,773)
Other comprehensive loss	—	—	—	—	(5,384)	—	(5,384)

BALANCE, JANUARY 31, 2015	16,128,775	161	161,336	(15,730)	(12,852)	169,102	302,017
Exercise of stock options and stock appreciation rights	314,036	3	1,405	—	—	—	1,408
Restricted shares withheld for income taxes	(27,325)	—	(664)	—	—	—	(664)
Net settlement of stock appreciation rights for taxes	—	—	(578)	—	—	—	(578)
Restricted shares and options issued as compensation	137,674	1	5,195	—	—	—	5,196
Net loss	—	—	—	—	—	(7,292)	(7,292)
Purchase of treasury stock	—	—	—	(6,950)	—	—	(6,950)
Other comprehensive loss	—	—	—	—	(1,656)	—	(1,656)
Retirement of treasury stock	(1,143,850)	(11)	(22,669)	22,680	—	—	—

BALANCE, JANUARY 30, 2016	15,409,310	154	144,025	—	(14,508)	161,810	291,481
Exercise of stock options and stock appreciation rights	25,272	—	73	—	—	—	73
Restricted shares withheld for income taxes	(49,387)	—	(951)	—	—	—	(951)
Net settlement of stock appreciation rights for taxes	—	—	(154)	—	—	—	(154)
Restricted shares and options issued as compensation	259,013	2	6,457	—	—	—	6,459
Net income	—	—	—	—	—	14,517	14,517
Purchase of treasury stock	—	—	—	(2,151)	—	—	(2,151)
Other comprehensive income	—	—	—	—	4,413	—	4,413
Retirement of treasury stock	(113,935)	(1)	(2,150)	2,151	—	—	—

BALANCE, JANUARY 28, 2017	15,530,273	$155	$147,300	$—	$(10,095)	$176,327	$313,687

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

(amounts in thousands)

	January 28,	January 30,	January 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,517	$(7,292)	$(37,175)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,932	14,318	12,933
Provision for bad debts	804	528	812
Impairment on assets	1,451	20,604	—
Impairment on goodwill	—	6,022	—
Amortization of debt issue costs	412	472	645
Amortization of premiums and discounts	56	143	413
Amortization of unrealized (gain) loss on pension liability	464	538	399
Pension settlement charge	7,217	4,427	—
Costs on early extinguishment of debt	173	1,158	—
Deferred income taxes	2,208	(2,581)	43,730
Gain on sale of long-lived assets, net	—	(3,779)	(885)
Share-based compensation	6,459	5,196	6,035
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	(10,880)	3,078	6,459
Inventories	29,601	(1,193)	20,116
Prepaid income taxes	138	4,592	1,090
Prepaid expenses and other current assets	1,891	(1,399)	167
Other assets	140	487	(408)
Accounts payable and accrued expenses	(17,089)	(10,342)	4,202
Accrued interest payable	(71)	(2,524)	(50)
Unearned revenues and other liabilities	2,208	(1,219)	210
Deferred pension obligation	(12,337)	(1,069)	(3,550)

Net cash provided by operating activities	42,294	30,165	55,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,273)	(16,150)	(16,733)
Purchase of investments	(13,896)	(12,086)	(31,501)
Proceeds from investments maturities	12,746	22,197	26,592
Proceeds on sale of intangible asset	—	2,500	—
Proceeds from sale of building	—	8,163	—
Payment of expenses related to sale of building	—	(1,887)	—
Proceeds on termination of life insurance	—	—	245
Proceeds from note receivable	250	250	250

Net cash (used in) provided by investing activities	(14,173)	2,987	(21,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	311,241	408,209	234,137
Payments on senior credit facility	(350,495)	(346,451)	(242,299)
Payments on senior subordinated notes	—	(100,000)	—
Purchase of treasury stock	(2,151)	(6,950)	(8,773)
Proceeds from real estate mortgages	24,139	—	—
Payments on real estate mortgages	(11,768)	(821)	(792)
Payments on capital leases	(264)	(262)	(301)
Deferred financing fees	(274)	(574)	—
Proceeds from exercise of stock options	73	1,408	404
Tax benefit from exercise of equity instruments	—	—	(161)

Net cash used in financing activities	(29,499)	(45,441)	(17,785)

Effect of exchange rate changes on cash and cash equivalents	171	644	347

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,207)	(11,645)	16,558
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,902	43,547	26,989

CASH AND CASH EQUIVALENTS AT END OF YEAR	$30,695	$31,902	$43,547

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

(amounts in thousands)

	January 28,	January 30,	January 31,
	2017	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,998	$11,176	$13,283

Income taxes	$1,202	$718	$662

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Capital lease financing	$—	$810	$—

Accrued purchases of property and equipment	$446	$210	$185

Unrealized (loss) gain on pension liability included in comprehensive (loss) income	$7,368	$717	$(2,219)

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

Perry Ellis International, Inc. and Subsidiaries (the “Company”) is one of the leading apparel companies in the United States and manages a portfolio of major brands, some of which were established over 100 years ago. The Company designs, sources, markets and licenses products nationally and internationally at multiple price points and across all major levels of retail distribution. The Company’s portfolio of highly recognized brands includes: the global designer lifestyle brand, Perry Ellis® and Original Penguin ® by Munsingwear ® (“Original Penguin”) as well as Ben Hogan ®, Cubavera ®, Farah ®, Grand Slam ®, Jantzen ®, Laundry by Shelli Segal ®, Rafaella ® and Savane ®. We license the Callaway Golf® brand, PGA TOUR® brand, and the Jack Nicklaus® brand for golf apparel, the Jag® brand for swimwear and cover-ups, and the Nike® brand for swimwear and accessories.

The periods presented in these financial statements are the fiscal years ended January 28, 2017 (“fiscal 2017”), January 30, 2016 (“fiscal 2016”) and January 31, 2015 (“fiscal 2015”).

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

INVESTMENTS - The Company’s investments include marketable securities and certificates of deposit for the fiscal year ended January 28, 2017. The Company’s investments also included certificates of deposit for the fiscal year ended January 30, 2016. All investments are classified as available-for-sale. Investments are stated at fair value. The estimated fair value of the marketable securities is based on quoted prices in an active market. Gains and losses on investment transactions are determined using the specific identification method and are recognized in income based on trade dates. Unrealized gains and losses on securities available-for-sale are included in accumulated other comprehensive income until realized. Management evaluates securities held with unrealized losses for other-than-temporary impairment at least on a quarterly basis. Consideration is given to (a) the length of time and the extent to which the fair value has been less than cost; (b) the financial condition and near-term prospects of the issuer; and (c) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

INTANGIBLE ASSETS - Intangible assets are comprised of trademarks and customer lists. The trademarks were identified as intangible assets with indefinite useful lives, and accordingly, are not being amortized. The Company assesses the carrying value of intangible assets at least annually. Customer lists were identified as intangible assets with finite useful lives and are amortized using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.

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

DEFERRED DEBT ISSUE COSTS - Costs incurred in connection with financing transactions have been capitalized and are being amortized on a straight-line basis, which approximates the interest method, over the term of the related debt instrument. Unamortized debt issue costs associated with the senior credit facility are included in other assets in the consolidated balance sheet. Unamortized debt issue costs associated with the senior subordinated notes payable are presented as a direct deduction from the carrying amount in the consolidated balance sheet.

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

The Company recorded a $1.4 million and $2.4 million impairment charge, in fiscal 2017 and fiscal 2016, respectively to reduce the net carrying value of certain long-lived assets (primarily real property and leaseholds) to their estimated fair value, considered a level 3 fair value measure. There was no such impairment charge for fiscal 2015. Impairment charges are included in impairment on assets in the accompanying consolidated statements of operations and were related to the Direct-to Consumer segment.

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

ADVERTISING AND RELATED COSTS - The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $16.1 million, $15.1 million and $15.2 million for the years ended January 28, 2017, January 30, 2016, and January 31, 2015, respectively, and are included in selling, general and administrative expenses.

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

REVENUE RECOGNITION - Sales are recognized at the time title transfers to the customer, generally upon shipment. Trade allowances and a provision for estimated returns and other allowances are recorded at the time sales are made, considering historical and anticipated trends. The Company records revenues net of corresponding sales taxes. Retail store revenue is recognized net of estimated returns and corresponding sales tax at the time of sale to consumers. The Company operates predominantly in North America, with 91% of its sales in that market. Two customers accounted for approximately 13% and 10%, respectively, of net sales for fiscal 2017. Three customers accounted for approximately 12%, 11% and 10%, respectively, of net sales for fiscal 2016. Four customers accounted for approximately 14%, 10%, 10% and 10%, respectively, of net sales for fiscal 2015. Sales to these customers are included in the Men’s Sportswear and Swim, as well as, the Women’s Sportswear segments. A significant decrease in business from or loss of any of these major customers could harm the financial condition of the Company by causing a significant decline in revenues attributable to such customers. The Company does not believe that concentrations of credit risk represent a material risk of loss with respect to its financial position as of January 28, 2017.

Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. A liability for unearned royalty income is recognized when licensees pay contractual obligations before being earned or when up-front fees are collected. This liability is recognized as royalty income over the applicable term of the respective license agreement.

ADVERTISING REIMBURSEMENTS - The majority of the Company’s license agreements require licensees to reimburse the Company for advertising placed on behalf of the licensees based on a percentage of the licensees’ net sales. The Company records earned advertising reimbursements received from its licensees as a reduction of the related advertising costs in selling, general and administrative expenses. For the fiscal years 2017, 2016 and 2015, the Company has reduced selling, general and administrative expenses by $7.0 million, $6.6 million and $6.8 million of licensee reimbursements, respectively. Unearned advertising reimbursements result when a licensee pays required reimbursements prior to the Company incurring the advertising expense. A liability is recorded for these unearned advertising reimbursements.

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

INCOME TAXES - Deferred income taxes result primarily from timing differences in the recognition of expenses for tax for financial reporting purposes, which requires the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In the event that a net deferred tax asset is not realizable, a valuation allowance would be recorded. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would be recorded, which would reduce the provision for income taxes in the period of such determination.

In regards to the accounting for uncertainty in income taxes recognized in the financial statements, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits.

NET INCOME (LOSS) PER SHARE - Basic net income (loss) per share is computed by dividing net loss by the weighted average shares of outstanding common stock. The calculation of diluted net income (loss) per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock. The potentially dilutive common stock included in the Company’s computation of diluted net income (loss) per share includes the effects of stock options, stock appreciation rights (“SARS”), and unvested restricted shares as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted loss per share:

	2017	2016	2015
	(in thousands, except per share data)
Numerator:
Net income (loss)	$14,517	$(7,292)	$(37,175)

Denominator:
Basic - weighted average shares	14,936	14,968	14,856
Dilutive effect: equity awards	279	—	—

Diluted - weighted average shares	15,215	14,968	14,856

Basic income (loss) per share	$0.97	$(0.49)	$(2.50)

Diluted income (loss) income per share	$0.95	$(0.49)	$(2.50)

Antidilutive effect: (1)	471	1,154	1,748

(1)	Represents weighted average of stock options to purchase shares of common stock, SARS and unvested restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

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

For fiscal 2017, 2016, and 2015, approximately $6.5 million, $5.2 million and $6.0 million in compensation expense has been recognized in selling, general and administrative expenses in the consolidated statements of operations related to stock options, SARS and restricted stock, respectively. During fiscal 2017, 2016, and 2015, the Company received cash of $0.07 million, $1.4 million and $0.4 million, respectively, from the exercise of stock options and SARS and realized a tax benefit of approximately ($0.2) million during fiscal 2015, from such exercises. There was no tax benefit from such exercises during fiscal 2017 and 2016.

The fair value of restricted stock awards is based on the quoted market price on the date of grant. The fair value of the options is estimated at the date of grant using the Black-Scholes Option Pricing Model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including: expected volatility based on the expected price of the Company’s common stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options or SARS are expected to be outstanding using historical data to estimate option exercises and employee terminations; and dividend yield based on the Company’s history and expectation of dividend payments. Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option or SARS granted in fiscal years 2016 and 2015 was $12.30 and $10.22, respectively. There were no options granted in fiscal 2017.

The following weighted-average assumptions for 2017, 2016, and 2015 were derived from the Black-Scholes model and used to determine the fair value of stock options:

	2017	2016	2015
Risk free interest	0.0%	1.5%	2.2 - 2.4%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors	0.0%	61.4%	62.3% - 63.3%
Weighted-average life (years)	0.0	5.0	5.0

RECENT ACCOUNTING PRONOUNCEMENTS - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Companies can choose to apply the ASU using either the full retrospective approach or a modified retrospective approach. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

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

In March 2016, the FASB issued ASU No. 2016-07, “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting,” which eliminates the requirement to retroactively adjust an investment that subsequently qualifies for equity method accounting (as a result of an increase in level of ownership interest or degree of influence) as if the equity method of accounting had been applied during all prior periods that the investment was held. The new standard requires that the investor add the cost of acquiring the additional ownership interest in the investee to its current basis and prospectively adopt the equity method of accounting. Any unrealized gains or losses in an available-for-sale investment that subsequently qualifies as an equity method investment should be recognized in earnings at the date the investment qualifies as an equity method investment. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which amends certain aspects of the FASB’s new revenue standard, ASU 2014-09, “Revenue from Contracts with Customers”, specifically the standard’s guidance on identifying performance obligations and the implementation guidance on licensing. The amendments clarify when promised goods or services are separately identifiable (i.e., distinct within the context of a contract), an important step in determining whether goods and services should be accounted for as separate performance obligations. In addition, the amendments allow entities to disregard goods or services that are immaterial in the context of a contract and provide an accounting policy election for accounting for certain shipping and handling activities. The amendments also clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property (IP), which will determine whether the entity recognizes revenue over time or at a point in time. The amendments revise the guidance to address how entities should apply the exception for sales- and usage-based royalties to licenses of IP, recognize revenue for licenses that are not separate performance obligations and evaluate different types of license restrictions (e.g., time-based, geography-based). The new guidance’s effective date and transition provisions are aligned with the requirements in the new revenue standard, which is not yet effective. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which amends certain aspects of the new revenue standard, ASU 2014-09, “Revenue from Contracts with Customers”. The amendments are intended to provide clarifying guidance in a few narrow areas such as collectability, contract modifications, completed contracts at transition, and non-cash considerations. The new guidance’s effective date and transition provisions are aligned with the requirements in the new revenue standard, which is not yet effective. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

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

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This update removes the current exception in GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. The amendments in this update are effective for public entities for annual reporting periods beginning after December 15, 2017. Early adoption is permitted and should be in the first interim period if an entity issues interim financial statements. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

3.	Accounts Receivable

Accounts receivable consisted of the following as of:

	January 28,	January 30,
	2017	2016
	(in thousands)
Trade accounts	$151,370	$144,708
Royalties	6,659	5,892
Other receivables	712	1,769

Total	158,741	152,369
Less: Allowances	(18,501)	(20,303)

Total	$140,240	$132,066

The Company reports accounts receivable at amounts it expects to be collected, less allowances for trade discounts, co-op advertising, allowances it provides to its retail customers to effectively flow goods through the retail channels, an allowance for potential non-collection due to the financial position of its customers and credit card accounts, and an allowance for estimated sales returns. Management reviews these allowances and considers the aging of account balances, historical experience, changes in customer creditworthiness, current economic and product trends, customer payment activity and other relevant factors. A small portion of our accounts receivable is insured for collections. Should any of these factors change, the estimates made by management may also change, which could affect the level of future provisions.

4.	Inventories

Inventories consisted of the following as of:

	January 28,	January 30,
	2017	2016
	(in thousands)
Finished goods	$151,251	$182,414
Raw materials and in process	—	336

Total	$151,251	$182,750

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

5.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of:

	January 28,	January 30,
	2017	2016
	(in thousands)
Prepaid expenses	$6,365	$8,149
Other current assets	97	312

Total	$6,462	$8,461

6.	Investments

The Company’s investments include certificates of deposit for the fiscal years ended January 28, 2017 and January 30, 2016. The Company’s investments also include marketable securities for the fiscal year ended January 28, 2017. Certificates of deposit are classified as available-for-sale with $7.7 million with maturity dates within one year or less. Investments are stated at fair value. Marketable securities are classified as available-for-sale and consist of corporate bonds with maturity dates less than one year.

Investments consisted of the following as of January 28, 2017:

		Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Marketable securities	$3,258	$—	$(8)	$3,250
Certificates of deposit	7,675	—	(4)	7,671

Total investments	$10,933	$—	$(12)	$10,921

Investments consisted of the following as of January 30, 2016:

		Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$9,791	$—	$(9)	$9,782

Total investments	$9,791	$—	$(9)	$9,782

7.	Property and Equipment

Property and equipment consisted of the following as of:

	January 28,	January 30,
	2017	2016
	(in thousands)
Furniture, fixtures and equipment	$91,639	$84,634
Buildings and building improvements	21,359	19,462
Vehicles	523	523
Leasehold improvements	48,799	46,882
Land	9,430	9,430

Total	171,750	160,931
Less: accumulated depreciation and amortization	(109,915)	(97,023)

Total	$61,835	$63,908

The above table of property and equipment includes assets held under capital leases as of:

	January 28,	January 30,
	2017	2016
	(in thousands)
Furniture, fixtures and equipment	$810	$810
Less: accumulated depreciation and amortization	(452)	(182)

Total	$358	$628

Depreciation and amortization expense relating to property and equipment amounted to $14.1 million, $13.4 million and $12.0 million for the fiscal years ended January 28, 2017, January 30, 2016, and January 31, 2015, respectively. These amounts include amortization expense for leased property under capital leases.

During the fourth quarter of fiscal 2016, the Company executed a sales agreement, in the amount of $8.2 million, for the sale of its sourcing office building located in Beijing, China. As a result of this transaction, the Company recorded a gain in the amount of $4.5 million, net of expenses of $1.9 million, in the men’s sportswear and swim segment.

8.	Other Intangible Assets

Trademarks

Trademarks, included in other intangible assets, net, are considered indefinite-lived assets and totaled $184.1 million at January 28, 2017 and January 30, 2016.

On March 19, 2015, the Company entered into an agreement to sell the intellectual property of its C&C California brand to a third party. The sales price was $2.5 million, which was collected during the first quarter of fiscal 2016. In connection with this transaction, the Company recorded a loss of ($0.7) million in the licensing segment.

On August 1, 2014, the Company entered into a sales agreement, in the amount of $1.3 million, for the sale of Australian, Fiji and New Zealand trademark rights with respect to Jantzen. Payments on the purchase price are due in five installments of $250,000 over a five year period. Interest on the purchase price that remains unpaid will accrue at a rate of 3.5% per annum calculated on an annual basis. The remaining two payments will be paid annually commencing on August 1, 2017, with the final payment to be made on August 1, 2018. As a result of this transaction, the Company recorded a gain of $0.9 million in the licensing segment.

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

The Company primarily estimates the fair value of the trademarks based on (1) the relief from royalty method for our wholesale business and (2) the yield capitalization method for our licensing business. These methodologies assume that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of trademark assets. The cash flow models the Company uses to estimate the fair values of its trademarks involve several assumptions. The fair values are considered to be Level 3 fair value measures due to the use of significant unobservable inputs. Changes in these assumptions could materially impact the Company’s fair value estimates. Assumptions critical to the fair value estimates are: (i) discount rates used to derive the present value factors used in determining the fair value of the trademarks; (ii) royalty rates used in the trademark valuations; (iii) projected revenue growth rates; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and could change in the future based on period-specific facts and circumstances. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain.

As a result of the annual trademark impairment analysis performed during the fiscal year ended January 30, 2016, the Company determined that the carrying value of certain trademarks exceeded their estimated fair value. Accordingly, the Company recorded a non-cash, pre-tax charge of $18.2 million to reduce the value of these trademarks, which are assigned to the licensing segment, to their estimated fair values. The impairments resulted from a decline in the future anticipated cash flows from these trademarks, which was due, in part, to the economic challenges and market conditions in the apparel industry at such time. Impairment charges are included in impairment on assets in the accompanying consolidated statements of operations. Based on the annual trademark impairment analysis performed during the fiscal years ended January 28, 2017, and January 31, 2015, the Company determined that the estimated fair value of the trademarks exceeded their carrying value.

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

Based on the annual goodwill impairment analysis performed during the fiscal year ended January 30, 2016, the Company determined that the carrying value exceeded the estimated fair value of goodwill.

Accordingly, the Company recorded a non-cash, pre-tax charge of $6.0 million, to reduce the value of goodwill, which is assigned to the Women’s Sportswear segment, and is included in impairment on goodwill in the accompanying consolidated statements of operations. The impairments resulted from a decline in the future anticipated cash flows of this acquired business. As of January 30, 2016, the Company no longer carries any goodwill.

Other

Other intangible assets represent customer lists as of:

	January 28, 2017	January 30, 2016

	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(5,545)	(4,677)

Total	$2,905	$3,773

For the years ended January 28, 2017, January 30, 2016, and January 31, 2015, amortization expense relating to customer lists amounted to approximately $0.9 million, respectively. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the table sets forth the estimated amortization expense for future periods based on recorded amounts as of January 28, 2017:

(in thousands)
2018	$835
2019	793
2020	734
2021	543

9.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of:

	January 28, 2017	January 30, 2016

	(in thousands)
Salaries and commissions	$2,684	$6,476
Royalties	3,868	3,002
Unearned advertising reimbursement	1,242	1,999
Insurance and rent	3,001	2,532
State sales and other taxes	2,218	2,496
Professional fees	560	361
Current portion - real estate mortgages	862	817
Other	6,426	8,814

Total	$20,861	$26,497

10.	Senior Subordinated Notes Payable

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

On April 6, 2015, the Company elected to call for the partial redemption of $100 million of its $150 million 7 7 / 8 % senior subordinated notes due 2019 and a notice of redemption was sent to all registered holders of the senior subordinated notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, the Company completed the redemption of the $100 million of its senior subordinated notes. The Company incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption, including the redemption premium as well as the write-off of note issuance costs. At January 28, 2017, the balance of the 7 7 / 8 % senior subordinated notes totaled $49.7 million, net of debt issuance cost in the amount of $0.3 million. At January 30, 2016, the balance of the 7 7 / 8 % senior subordinated notes totaled $49.5 million, net of debt issuance cost in the amount of $0.5 million.

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

On April 22, 2015, the Company amended and restated its existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The Credit Facility has been extended through April 30, 2020 (“Maturity Date”). In connection with this amendment and restatement, the Company paid fees in the amount of $0.6 million. These fees will be amortized over the term of the credit facility as interest expense. At January 28, 2017, the Company had outstanding borrowings of $22.5 million under the Credit Facility. At January 30, 2016, the Company had outstanding borrowings of $61.8 million under the Credit Facility.

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

12.	Letter of Credit Facilities

As of January 28, 2017, the Company maintained one U.S. dollar letter of credit facility totaling $30.0 million. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on the Company’s assets.

During the third quarter of fiscal 2017, one letter of credit facility totaling, $0.3 million utilized by the Company’s United Kingdom subsidiary, expired and has not been renewed. During fiscal 2016, a $15.0 million line of credit expired and was not renewed.

Amounts under letter of credit facilities consisted of the following as of:

	January 28, 2017	January 30, 2016

	(in thousands)
Total letter of credit facilities	$30,000	$30,286
Outstanding letters of credit	(10,788)	(11,395)

Total credit available	$19,212	$18,891

13.	Real Estate Mortgages

In July 2010, the Company paid off its then existing real estate mortgage loan and refinanced its main administrative office, warehouse and distribution facility in Miami with a $13.0 million mortgage loan. The loan was due on August 1, 2020. In July 2013, the Company amended the mortgage loan agreement to modify the interest rate. The interest rate was reduced to 3.9% per annum and the terms were restated to reflect new monthly payments of principal and interest of $69,000, based on a 25-year amortization, with the outstanding principal due at maturity.

In November 2016, the Company paid off its existing real estate mortgage loan and refinanced its main administrative office, warehouse and distribution facility in Miami with a $21.7 million mortgage loan. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $112,000, based on a 25-year amortization with the outstanding principal due at maturity. In connection with the payoff described above, the Company wrote-off debt costs in the amount of $0.2 million. At January 28, 2017, the balance of the real estate mortgage loan totaled $21.4 million, net of discount, of which $536,000 is due within one year.

In June 2006, the Company entered into a mortgage loan for $15 million secured by the Company’s Tampa facility. The loan was due on January 23, 2019. In January 2014, the Company amended the mortgage loan to modify the interest rate. The interest rate was reduced to 3.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of approximately $68,000, based on a 20-year amortization, with the outstanding principal due at maturity.

In November 2016, the Company amended the mortgage loan to increase the amount to $13.2 million. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $68,000, based on a 25-year amortization with the outstanding principal due at maturity. At January 28, 2017, the balance of the real estate mortgage loan totaled $13.0 million, net of discount, of which approximately $326,000 is due within one year.

The Company used the excess funds generated from the new mortgage loans described above to pay down its senior credit facility.

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

The contractual maturities of the real estate mortgages are as follows:

Fiscal year ending:

Amount
(in thousands)
2018	$862
2019	896
2020	930
2021	962
2022	1,003
Thereafter	30,087

34,740
Less discount	(287)

Total	$34,453

14.	Retirement Plan

The Company has a 401(k) Plan (the “Plan”), which includes a discretionary Company match that has ranged from 0% to 50% of the first 6% contributed to the Plan by eligible employees. Eligible employees may participate in the Plan upon the attainment of age 21, and completion of three continuous months of service. Participants may elect to contribute up to 60% of their compensation, subject to maximum statutory limits. The Company’s discretionary contributions to the Plan were approximately $1.0 million for the fiscal years ended January 28, 2017, January 30, 2016, and January 31, 2015.

15.	Benefit Plans

The Company sponsored two qualified pension plans as a result of the Perry Ellis Menswear acquisition that occurred in June 2003. The plans were frozen and merged as of December 31, 2003.

During fiscal 2015, the Board of Directors resolved to terminate the pension plan. As of January 28, 2017, the Company satisfied the regulatory requirements prescribed by the Internal Revenue Service and the Pension Benefit Guaranty Corporation and the distribution of plan assets was completed. The pension plan has been fully terminated.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the plan years beginning January 30, 2016, and ended January 28, 2017, and a statement of the funded status as of January 28, 2017.

Salant Corporation Retirement Plan
FAS 132 Disclosure
	January 28,	January 30,
For the fiscal year ended:	2017	2016
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of plan year	$30,971	$45,829
Service cost	250	250
Interest cost	403	1,349
Actuarial loss	(834)	1,097
Lump sums plus annuities paid	(30,790)	(17,554)

Benefit obligation at end of plan year	$—	$30,971

Change in plan assets
Fair value of plan assets at beginning of plan year	$18,864	$36,899
Actual return on plan assets	173	(522)
Company contributions	11,753	41
Lump sums plus annuities paid	(30,790)	(17,554)

Fair value of plan assets at end of plan year	$—	$18,864

Unfunded status at end of plan year	$—	$12,107

The net unfunded amount is classified as a liability in the caption deferred pension obligation on the consolidated balance sheet. At January 28, 2017, there was no deferred loss included in accumulated other comprehensive loss. At January 30, 2016, the deferred loss included in accumulated other comprehensive loss was $11.1 million before tax and $7.4 million on an after-tax basis.

The following table provides the components of net benefit cost for the plans for the fiscal years ended:

	January 28,	January 30,	January 31,
	2017	2016	2015
	(in thousands)
Service cost	$250	$250	$250
Interest cost	403	1,349	1,635
Expected return on plan assets	(262)	(2,631)	(2,398)
Settlement	9,918	4,427	—
Amortization of unrecognized net loss	464	538	399

Net periodic benefit cost	$10,773	$3,933	$(114)

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The settlement charges of $9.9 million in fiscal 2017 were the result of lump sum distributions from the plan’s assets following the termination of the plan. The settlement charges of $4.4 million in fiscal 2016 were the result of lump sum distributions from the plan’s assets in fiscal 2016 in anticipation of the plan’s termination in fiscal 2017.

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table for the plan years ended:

	January 28,	January 30,
	2017	2016
Discount rate	3.19%	3.19%
Rate of compensation increase	N/A	N/A

The assumptions used in the measurement of the net periodic benefit cost are as follows:

	January 28,	January 30,
	2017	2016
Discount rate	3.19%	3.05%
Expected return on plan assets	4.25%	7.50%
Rate of compensation increase	N/A	N/A

The pension plan weighted-average asset allocations by asset category are as follows:

Plan Assets

	January 28,	January 30,
	2017	2016
Asset category:
Debt securities	0.00%	35.00%
Cash	0.00%	65.00%

Total	0.00%	100.00%

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

The fair value of plan assets by asset category is as follows:

	Fair Value Measurements At January 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset category:
Debt securities	$6,602	$—	$—	$6,602
Cash	12,262	—	—	12,262

Total	$18,864	$—	$—	$18,864

16.	Unearned Revenues and Other Long-Term Liabilities

Unearned revenues and other long-term liabilities consisted of the following as of:

	January 28,	January 30,
	2017	2016
	(in thousands)
Deferred rent long-term	$12,261	$12,848
Long-term incentive compensation	5,763	1,464
Other	247	541

Total	$18,271	$14,853

17.	Income Taxes

For financial reporting purposes, income (loss) before income tax provision (benefit) includes the following components:

	January 28,	January 30,	January 31,
	2017	2016	2015
	(in thousands)
Domestic	$8,873	$(19,447)	$1,404
Foreign	6,033	11,723	7,213

Total	$14,906	$(7,724)	$8,617

The income tax provision (benefit) consisted of the following components for each of the years ended:

	January 28,	January 30,	January 31,
	2017	2016	2015
	(in thousands)
Current income taxes:
Federal	$(2,748)	$5	$398
State	(286)	205	505
Foreign	1,215	1,939	1,159

Total current income taxes	(1,819)	2,149	2,062

Deferred income taxes:
Federal	2,147	(2,246)	41,225
State	(47)	(617)	2,974
Foreign	108	282	(469)

Total deferred income taxes	2,208	(2,581)	43,730

Total	$389	$(432)	$45,792

The Company’s effective income tax rate was as follows for each of the years ended:

	January 28,	January 30,	January 31,
	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
(Decrease) increase resulting from State income taxes, net of federal income tax benefit	(1.1%)	5.2%	(1.7%)
Foreign tax rate differential	(9.7%)	35.9%	(28.8%)
Change in reserves	0.6%	(2.2%)	3.3%
Change in valuation allowance	(8.0%)	(38.6%)	506.9%
Non-deductible items	9.5%	(32.2%)	14.7%
Prior year tax provision adjustments	2.5%	1.8%	(0.6%)
Change in deferred rate	(0.6%)	4.1%	(0.4%)
Pension termination benefit	(25.2%)	0.0%	0.0%
Other	(0.4%)	(3.4%)	3.0%

Total	2.6%	5.6%	531.4%

Deferred income taxes are provided for the temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of temporary differences were as follows, as of the years ended:

	January 28,	January 30,
	2017	2016
	(in thousands)
Deferred tax assets:
Inventory	$5,104	$6,251
Accounts receivable	1,306	1,295
Accrued expenses	8,208	7,930
Net operating losses	19,294	19,882
Deferred pension obligation	—	4,741
Stock compensation	2,882	3,497
Fixed assets	7,474	7,142
Intangible assets	3,122	3,681
Other	4,354	4,434

	51,744	58,853

Deferred tax liabilities:
Intangible assets	(38,869)	(36,642)
Prepaid expenses	(1,604)	(1,993)

	(40,473)	(38,635)

Valuation allowance	(48,052)	(54,791)

Net deferred tax liability	$(36,781)	$(34,573)

During fiscal 2009, the Company initially recorded a $1.0 million deferred tax asset with realized and unrealized losses associated with marketable securities. Management believes it is more likely than not that the related deferred tax asset associated with these losses will not be realized due to tax limitations imposed on the utilization of capital losses. During fiscal 2014, the deferred tax asset associated with these losses was reduced by $0.1 million relating to the expiration of capital loss carryforwards and the reassessment of the deferred tax rate. The balance of the valuation allowance associated with the unrealized losses associated with marketable securities for fiscal 2017 and 2016 was $0.9 million, respectively.

During fiscal years 2017 and 2016, the Company realized tax-effected losses of $0.6 million and $0.1 million, respectively, associated with the operations of its U.K. subsidiary. The fiscal 2017 loss of $0.6 million includes a true-up for the utilization of net operating losses based on the fiscal 2016 tax computation. For U.K. tax purposes, the operating loss has an indefinite carryforward period. Based upon operating results from the three most recent fiscal years, including fiscal 2017, management of the Company has determined that its U.K. subsidiary represents a cumulative loss company. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary. The balance of the valuation allowance associated with the U.K. operating loss carryforward for fiscal 2017 and 2016 was $2.3 million and $2.1 million, respectively. During fiscal 2017, the net increase in valuation allowance was $0.2 million, which was attributable to an increase in the valuation allowance related to the fiscal 2017 loss of $0.9 million and a decrease in the valuation allowance of $0.7 million related to the fiscal 2016 true-up, changes in the foreign exchange rate, and a change in the enacted rate. There is no tax benefit associated with the increase of $0.2 million as the asset and the valuation allowance changes offset each other.

During fiscal years 2017 and 2016, the Company realized tax-effected losses of $0.1 million and $0.2 million, respectively, associated with the operations of its Hong Kong subsidiary. Based upon operating results from the three most recent fiscal years, including fiscal 2017, management of the Company has determined that its Hong Kong subsidiary represents a cumulative loss company. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary. The balance of the valuation allowance associated with the Hong Kong subsidiary for fiscal 2017 and 2016 was $1.2 million and $1.0 million, respectively. During fiscal 2017, the increase in the valuation allowance was $0.2 million, which was attributable to the addition of the fiscal 2017 loss and the difference between the actual and estimated prior year losses. There is no tax expense associated with the increase of $0.2 million as the asset and the valuation allowance changes offset each other.

During fiscal years 2017 and 2016, the Company realized tax-effected losses of $0.4 million and $0.2 million, respectively, associated with the operations of its Mexican subsidiary. Based upon operating results from the three most recent fiscal years, including fiscal 2017, management of the Company has determined that its Mexican subsidiary represents a cumulative loss company. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary. The balance of the valuation allowance associated with the Mexican subsidiary for fiscal 2017 and 2016 was $0.6 million and $0.6 million, respectively. During fiscal 2017, the increase in the valuation allowance associated with the fiscal 2017 loss was offset by a decrease in the valuation allowance related to the changes in the foreign exchange rate, and differences between the actual and estimated prior year loss. There is no tax benefit associated with any change in the deferred tax asset as the asset and the valuation allowance changes offset each other.

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

The Company had available at January 28, 2017, a net federal operating tax loss carry-forward of approximately $32.2 million and an additional $1.3 million of net operating tax loss carry-forward from stock options, which will benefit additional paid-in capital when the loss is utilized.

The following table reflects the expiration of the remaining federal net operating losses:

Fiscal Year	(in thousands)
2018	$5,386
2019 - 2024	20,893
2025 - 2028	—
Thereafter	5,955

$32,234

In addition to the Company’s U.S. federal net operating loss, the Company has reflected in its income tax provision deferred tax assets associated with net operating losses generated in various U.S. state jurisdictions. However, with respect to jurisdictions where the Company either has limited operations or statutory limitations on the use of acquired net operating losses, the ability to utilize such losses is restricted. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary, as the assets are not expected to be fully realized. The balance of the valuation allowance associated with U.S. state net operating losses in states where use is restricted for fiscal 2017 and 2016 was $3.2 million and $2.7 million, respectively. During fiscal 2017, the valuation allowance increased by $0.5 and during fiscal 2016 the valuation allowance did not change.

At the end of fiscal 2017, the Company had a $1.3 million deferred tax asset relating to charitable contribution carryovers. These charitable contributions originated in fiscal years 2013 through 2017. Management believes it is more likely than not that the deferred tax asset associated with the charitable contributions that originated in 2013 through 2017 will not be realized during the carryforward period, which begins to expire in fiscal year 2018. The balance of the valuation allowance associated with charitable contributions whose use will be restricted due to carryforward limitations for fiscal 2017 and 2016 was $1.3 million and $1.3 million, respectively. During fiscal 2017 the valuation allowance did not change and during fiscal 2016 the valuation allowance decreased by $0.1 million.

At the end of fiscal 2017, the Company maintained a $38.6 million valuation allowance against its remaining domestic deferred tax asset; including, but not limited to, the federal net operating loss carryforward and the U.S. state net operating loss carryforwards, whose utilization is not restricted by factors beyond the Company’s control. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Although the Company recognized pretax earnings during fiscal 2017, by itself that does not represent sufficient positive evidence that its deferred tax asset will be realized to warrant the Company removing the valuation allowances established against the U.S. deferred tax assets. Additionally, the Company’s cumulative pretax results for the past 36 months still remain in a loss position. The Company would be able to remove the valuation allowances in future periods when positive evidence outweighs the negative evidence from the relevant look-back period. However, the actual timing and amount of potential removal of the valuation allowances currently cannot be reliably estimated. The short-term consequence of being unable to record deferred tax benefits may cause the Company’s effective tax rate to change significantly from period to period. The balance of the valuation allowance associated with the remaining deferred tax assets whose utilization is not restricted by factors beyond the Company’s control, for fiscal 2017 and 2016 was $38.6 million and $46.2 million, respectively. During fiscal 2017 and 2016, the valuation allowance decreased by $7.6 million and increased $3.8 million, respectively.

Deferred taxes have not been recognized on approximately $79.7 million of unremitted earnings of certain foreign subsidiaries of the Company based on the “indefinite reversal” criteria. No provision is made for income tax that would be payable upon the distribution of earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability because of the complexity of the hypothetical calculation.

The federal and state income tax provisions do not reflect the tax savings resulting from deductions associated with the Company’s stock option plans. These savings were $0, $0, and ($0.2) million for fiscal 2017, 2016 and 2015, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2011 through 2017 are open tax years. The statute of limitations related to the Company’s 2011, 2012 and 2013 U.S. federal tax years was extended by agreement with the Internal Revenue Service until June 30, 2018. The Company’s state and foreign tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from 2006 through 2017, depending on each state’s particular statute of limitation. As of January 28, 2017, the examination by the Internal Revenue Service for the Company’s 2011, 2012, and 2013 U.S. federal tax years is still ongoing. The Company received a Notice of Proposed Adjustment from the Internal Revenue Service which proposed adjustments to taxable income for fiscal 2011, 2012 and 2013 of $6.1 million, $5.3 million and $6.8 million respectively. The Company has not established uncertain tax position reserves related to this matter as the Company believes its positions will be sustained upon appeal or, if necessary, through litigation. Furthermore, various other state and local income tax returns are also under examination by taxing authorities.

As of January 30, 2016, the Company had a $1.1 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.2 million. As of January 28, 2017, the Company had a $1.2 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.3 million. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

A reconciliation of the beginning balance of the Company’s unrecognized tax benefits and the ending amount of the unrecognized tax benefits is as follows as of:

	January 28,	January 30,	January 31,
	2017	2016	2015
	(in thousands)
Balance at beginning of period	$1,091	$1,018	$841
Additions based on tax positions related to the current year	87	98	80
Deductions based on tax positions related to the current year	—	—	(7)
Additions for tax positions of prior years	33	123	327
Reductions for tax positions of prior years	(29)	(2)	(46)
Reductions due to lapses of statutes of limitations	—	(49)	—
Settlements	—	(97)	(177)

Balance at end of period	$1,182	$1,091	$1,018

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. During fiscal 2017, there was a $0.1 million increase in interest and penalties, comparatively. For fiscal 2016 and 2015, the Company recognized approximately $0.0 million and $0.1 million in interest and penalties, respectively. The Company had approximately $0.3 million and $0.2 million for the payment of interest and penalties accrued at January 28, 2017 and January 30, 2016, respectively.

In the next twelve months it is reasonably possible the Company could resolve the examinations related to the 2011, 2012 and 2013 tax years.

18.	Fair Value Measurements

Accounts receivable, accounts payable, accrued interest payable and accrued expenses. The carrying amounts reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments.

Investments. (classified within Level 1 and 2 of the valuation hierarchy) – The carrying amounts of the available-for-sale investments are measured at fair value on a recurring basis in the consolidated balance sheets.

Real estate mortgages. (classified within Level 2 of the valuation hierarchy) - The carrying amounts of the real estate mortgages were approximately $34.5 million and $22.0 million at January 28, 2017 and January 30, 2016, respectively. The carrying values of the real estate mortgages at January 28, 2017 and January 30, 2016, approximate their fair values since the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 2 of the valuation hierarchy) - The carrying amounts of the 7 7/8% senior subordinated notes payable were approximately $49.7 million and $49.5 million at January 28, 2017 and January 30, 2016, respectively. The fair value of the 7 7/8% senior subordinated notes payable was approximately $50.1 million and $49.0 million as of January 28, 2017 and January 30, 2016, respectively, based on quoted market prices.

See footnote 20 to the consolidated financial statements for disclosure of the fair value and line item caption of derivative instruments recorded in the consolidated balance sheets.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

19.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Unrealized	Foreign	Unrealized	Unrealized
	Loss on	Currency Translation	Loss on	Loss on
	Pension Liability	Adjustments, Net	Investments	Forward Contract	Total
	(in thousands)
Balance, January 30, 2016	$(7,368)	$(7,131)	$(9)	$—	$(14,508)
Other comprehensive loss before reclassifications	(313)	(2,771)	(3)	(181)	(3,268)
Amounts reclassified from accumulated other comprehensive loss	7,681	—	—	—	7,681

Balance, January 28, 2017	$—	$(9,902)	$(12)	$(181)	$(10,095)

	Unrealized	Foreign	Unrealized
	Loss on	Currency Translation	Gain (Loss) on
	Pension Liability	Adjustments, Net	Investments	Total
	(in thousands)
Balance, January 31, 2015	$(8,085)	$(4,774)	$7	$(12,852)
Other comprehensive loss (income) before reclassifications	(4,248)	(2,357)	(16)	(6,621)
Amounts reclassified from accumulated other comprehensive loss	4,965	—	—	4,965

Balance, January 30, 2016	$(7,368)	$(7,131)	$(9)	$(14,508)

	Unrealized	Foreign	Unrealized
	Loss on	Currency Translation	(Loss) Gain on
	Pension Liability	Adjustments, Net	Investments	Total
	(in thousands)
Balance, February 1, 2014	$(5,866)	$(1,563)	$(39)	$(7,468)
Other comprehensive (loss) income before reclassifications	(2,618)	(3,211)	46	(5,783)
Amounts reclassified from accumulated other comprehensive loss	399	—	—	399

Balance, January 31, 2015	$(8,085)	$(4,774)	$7	$(12,852)

A summary of the impact on the consolidated statements of operations line items is as follows:

		January 28,	January 30,	January 31,
	Statement of Operations Location	2017	2016	2015
		(in thousands)
Amortization of defined benefit pension items:

Actuarial losses	Selling, general and administrative expenses	$464	$538	$399
Lump sum settlement	Selling, general and administrative expenses	10,977	4,427	—
Tax benefit	Income tax benefit	(3,760)	—	—

Total, net of tax		$7,681	$4,965	$399

20.	Derivative Financial Instrument – Cash Flow Hedges

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

For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents at inception the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company will formally assess at least quarterly whether the financial instruments used in hedging are “highly effective” at offsetting changes in cash flows of the related underlying exposures. For purposes of assessing hedge effectiveness, the Company uses the forward method, and assesses effectiveness based on the changes in both spot and forward points of the hedging instrument. If and when a derivative is no longer expected to be “highly effective,” hedge accounting is discontinued and hedge ineffectiveness, if any, is included in current period earnings. As of January 28, 2017, there was no hedge ineffectiveness.

The Company’s United Kingdom subsidiary is exposed to foreign currency risk from inventory purchases. In order to mitigate the financial risk of settlement of inventory at various prices based on movement of the U.S. dollar against the British pound, the Company entered into foreign currency forward exchange contracts (the “Hedging Instruments”). These are formally designated and “highly effective” as cash flow hedges. The Company will hedge approximately 45% of its U.S. dollar denominated purchases. All changes in the Hedging Instruments’ fair value associated with inventory purchases are recorded in equity as a component of accumulated other comprehensive income until the underlying hedged item is reclassified to earnings. The Company records the foreign currency forward exchange contracts at fair value in its Consolidated Balance Sheets. The cash flows from derivative instruments that are designated as cash flow hedges are classified in the same category as the cash flows from the underlying hedged items. In the event that hedge accounting is discontinued, cash flows subsequent to the date of discontinuance are classified within investing activities. The Company considers the classification of the underlying hedged item’s cash flows in determining the classification for the designated derivative instrument’s cash flows. The Company classifies derivative instrument cash flows from hedges of foreign currency risk on the settlement of inventory as operating activities.

The Company’s Hedging Instruments were classified within Level 2 of the fair value hierarchy. The following table summarizes the effects, fair value and balance sheet classification of the Company’s Hedging Instruments.

		January 28,	January 30,
Derivatives Designated As Hedging Instruments	Balance sheet location	2017	2016
		(in thousands)
Foreign currency forward exchange contract (inventory purchases)	Accounts payable	$181	$—

Total		$181	$—

The following table summarizes the effect and classification of the Company’s Hedging Instruments.

	Statement of	January 28,	January 30,	January 31,
Derivatives Designated As Hedging Instruments	Operations Location	2017	2016	2015
		(in thousands)
Foreign currency forward exchange contract (inventory purchases):

Gain reclassified from accumulated other comprehensive loss to income	Cost of goods sold	$(135)	$—	$—

At January 28, 2017, the notional amount outstanding of foreign exchange forward contracts was $15.0 million. Such contracts expire through January 2018. There were no outstanding Hedging Instruments at January 30, 2016.

At January 28, 2017, accumulated other comprehensive loss included a $0.2 million net deferred loss for Hedging Instruments that are expected to be reclassified during the next 12 months. The net deferred loss will be reclassified from accumulated other comprehensive loss to costs of goods sold when the inventory is sold.

21.	Related Party Transactions

The Company leases approximately 16,000 square feet for administrative offices, and leased approximately 50,000 square feet for warehouse distribution and retail, at facilities owned by its Executive Chairman of the Board, George Feldenkreis. These facilities were designed specifically for use by the Company and were originally leased by the Company under a 10-year lease for the office space and a 10-year lease for the warehouse and retail space. These facilities are in close proximity to the Company’s Miami, Florida headquarters. During the first half of fiscal 2015, the Company amended the leases to extend the term for five years, beginning July 1, 2014 and expiring June 30, 2019. Pursuant to those amendments, beginning July 1, 2014, the basic monthly rent became $41,750 and increases 3% on the first month of each of the remaining 12-month periods during the extended term.

Rent expense, including insurance and taxes, for these leases amounted to approximately $487,000, or $9.87 per square foot, and $610,000, or $9.25 per square foot, for the years ended, January 30, 2016, and January 31, 2015, respectively.

As of October 1, 2014, the Company transitioned its operations out of the warehouse space. In order to minimize the costs associated with an early termination of the lease relating to the warehouse and retail space, the Company engaged a real estate broker to assist it in finding a replacement tenant and agreed to be responsible for the related brokerage fees incurred of approximately $215,000. The retained broker identified a new tenant for the warehouse and retail space that is unrelated to the Company. The Company entered into a lease termination agreement relating to the warehouse and retail space on April 13, 2015. The Company incurred $180,000 of lease termination fees, including costs related to certain tenant improvements such as painting the interior and exterior of the building and improvements to the parking lot, which were agreed upon in order to induce the new tenant to lease the space and allow the Company to terminate the lease prior to its expiration.

Because of the termination of the warehouse and retail lease, the basic monthly rent has been reduced to $14,666 and will increase 3% on the first of each of the remaining 12-month periods during the extended term. Rent expense, including insurance and taxes, for the updated lease amounted to approximately $243,000, or $15.19 per square foot, for the year ended January 28, 2017.

During the years ended January 30, 2016 and January 31, 2015, the Company chartered an aircraft from a third party aircraft charter business, who chartered the aircraft from an entity controlled by the Executive Chairman and the Chief Executive Officer. The Company paid $42,000 and $1.6 million for flights related to the aircraft owned by Executive Chairman and the Chief Executive Officer for the years ended January 30, 2016 and January 31, 2015, respectively. There were no payments made in fiscal 2017.

The Company is a party to licensing agreements with Isaco International, Inc. (“Isaco”), pursuant to which Isaco has been granted the exclusive license to use various Perry Ellis trademarks in the United States and Puerto Rico to market a line of men’s underwear, hosiery and loungewear. The principal shareholder of Isaco is the father-in-law of the Company’s President and Chief Executive Officer. Royalty income earned from the Isaco license agreements amounted to approximately $2.2 million, $2.1 million and $2.3 million for the years ended January 28, 2017, January 30, 2016, and January 31, 2015, respectively. Advertising reimbursements from the Isaco license agreements amounted to approximately $0.5 million for each of the years ended January 28, 2017, January 30, 2016, and January 31, 2015. In addition, the Company has purchased product from Isaco for sales in its direct-to-consumer business. Total product purchased amounted to approximately $0.6 million, $0.7 million and $0.8 million for the years ended January 28, 2017, January 30, 2016, and January 31, 2015, respectively.

The Company is a party to an agreement with Sprezzatura Insurance Group LLC. Joseph Hanono, the nephew of the Company’s Chief Executive Officer, is a member of Sprezzatura Insurance Group. The Company paid under this agreement, to this third party $0.8 million $0.9 million and $1.0 million in premiums for property and casualty insurance for the years ended January 28, 2017, January 30, 2016, and January 31, 2015, respectively.

The Company appointed Alexandra Wilson, co-founder and at such time Head of Strategic Alliances of Gilt Groupe, Inc., to the Board of Directors effective February 20, 2014. Gilt is the innovative online shopping destination founded in 2007, offering highly-coveted luxury lifestyle products and experiences to over eight million members. The Company’s net sales to Gilt were $0.6 million for the year ended January 31, 2015. After December 2014, Alexandra Wilson was no longer an officer or director of Gilt Groupe, Inc.

22.	Equity

During the third quarter of fiscal 2017, the Board of Directors extended the stock repurchase program to authorize the Company to purchase, from time to time and as market and business conditions warranted, up to $70 million of the Company’s common stock for cash in the open market or in privately negotiated transactions through October 31, 2018. Although the Board of Directors allocated a maximum of $70 million to carry out the program, the Company is not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis. Total purchases under the plan to date amount to approximately $60.8 million. Purchases of treasury shares are subject to certain covenants under the senior credit facility and the indenture governing the senior subordinated notes. See footnotes 10 and 11 to the consolidated financial statements for further information.

During fiscal 2017, 2016 and 2015, the Company repurchased shares of its common stock at a cost of $2.2 million, $7.0 million and $8.8 million, respectively. There were no treasury shares outstanding as of January 28, 2017 and January 30, 2016.

During fiscal 2017, the Company retired shares of treasury stock recorded at a cost of approximately $2.2 million. Accordingly, the Company reduced common stock and additional paid-in-capital by $1,000 and $2.2 million, respectively.

During fiscal 2016, the Company retired shares of treasury stock recorded at a cost of approximately $22.7 million. Accordingly, the Company reduced common stock and additional paid-in-capital by $11,000 and $22.7 million, respectively.

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

The 2015 Plan extends the term of the 2005 Plan until July 17, 2025 as well as increases the number of shares of common stock reserved for issuance by an additional 1,000,000 shares to an aggregate of 6,250,000 shares.

The Stock Plans are designed to serve as an incentive for attracting and retaining qualified and competent employees, officers, directors, consultants, and other persons who provide services to the Company.

The 2015 Plan provides for grants of, among other securities, restricted stock, stock appreciation rights or SARS, Incentive Stock Options and Nonstatutory Stock Options. An Incentive Stock Option is an option to purchase common stock, which meets the requirements set forth under Section 422 of the Internal Revenue Code of 1986, as amended (“Section 422”). A Nonstatutory Stock Option is an option to purchase common stock, which meets the requirements of the 2015 Plan, but does not meet the definition of an “incentive stock option” under Section 422.

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

The following table lists information regarding shares under the 2015 Plan as of January 28, 2017:

	Shares Underlying Outstanding Grants	Unvested Restricted Shares	Shares Available for Grant
2015 Stock Option Plan	373,838	533,346	654,481

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

A summary of the stock option and SARS activity for grants issued under the 2002 Plan and 2015 Plan is as follows:

		Option and SARS Price Per Share
						Weighted Average	Aggregate
	Number				Weighted Average	Remaining	Intrinsic Value
	of Shares	Low	High	Weighted	Exercise Price	Contractual Life (years)	(in thousands)
Outstanding February 1, 2014	1,216,572				$17.12	3.56	$3,657
Vested or expected to vest	1,216,572				$17.12	3.56	$3,657
Options and SARS Exercisable	959,971				$16.24	3.51	$3,653

Granted	18,357	$15.49	$24.26	$18.82
Exercised	(52,574)	$4.89	$20.59	$14.42
Cancelled	(151,725)	$16.59	$28.38	$17.25

Outstanding January 31, 2015	1,030,630				$17.27	3.49	$7,905
Vested or expected to vest	1,030,630				$17.27	3.49	$7,905
Options and SARS Exercisable	912,273				$17.13	2.98	$7,238

Granted	8,130	$23.38	$23.38	$23.38
Exercised	(487,834)	$4.63	$22.46	$10.60
Cancelled	(8,907)	$18.19	$30.00	$23.74

Outstanding January 30, 2016	542,019				$23.25	2.06	$752
Vested or expected to vest	542,019				$23.25	2.06	$752
Options and SARS Exercisable	516,651				$23.41	1.84	$729

Granted	—	$—	$—	$—
Exercised	(121,165)	$4.63	$24.93	$21.04
Cancelled	(47,016)	$20.12	$28.38	$25.38

Outstanding January 28, 2017	373,838				$23.70	1.29	$915
Vested or expected to vest	373,838				$23.70	1.29	$915
Options and SARS Exercisable	360,466				$23.82	1.13	$874

The aggregate intrinsic value for stock options and SARS in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of $23.50, $19.01 and $23.91 at January 28, 2017, January 30, 2016 and January 31, 2015, respectively. This amount represents the total pre-tax intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date. The total intrinsic value of stock options and SARS exercised in fiscal 2017, 2016 and 2015 was approximately $0.7 million, $7.4 million and $0.3 million, respectively. The total fair value of stock options and SARS vested in fiscal 2017, 2016, and 2015 was approximately $0.1 million, $1.0 million and $1.9 million, respectively.

Additional information regarding options and SARS outstanding and exercisable as of January 28, 2017, is as follows:

Options and SARS Outstanding				Options and SARS Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual Life	Average	Number	Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$4.00 - $5.00	31,189	2.15	$4.67	31,189	$4.67
$15.00 - $21.00	60,349	2.46	$18.09	53,669	$18.16
$23.00 - $26.00	114,768	0.75	$24.82	108,076	$24.89
$27.00 - $31.00	167,532	1.09	$28.50	167,532	$28.50

	373,838			360,466

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

During fiscal 2017, the Company granted an aggregate of 115,588 shares of restricted stock to certain key employees, which vest primarily over a three-year period, at an estimated value of $2.2 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

Also, during fiscal 2017, the Company awarded to six directors an aggregate of 31,902 shares of restricted stock. The restricted stock awarded vests over a one-year period, at an estimated value of $0.7 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During fiscal 2017, the Company granted performance-based restricted stock to certain key employees. Such stock vests 100% in April 2019, provided that each employee is still an employee of the Company on such date, and that the Company has met certain performance criteria. A total of 184,004 shares of performance-based restricted stock were issued at an estimated value of $3.5 million.

During fiscal 2017, of the 337,685 restricted shares that vested, a total of 171,871 shares had 49,387 shares were withheld to cover the employees’ minimum statutory income tax requirements. The estimated value of the withheld shares was $1.0 million.

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

During fiscal 2016, of the 242,968 restricted shares that vested, a total of 91,083 shares had 27,325 shares were withheld to cover the employees’ minimum statutory income tax requirements. The estimated value of the withheld shares was $0.7 million.

During fiscal 2015, the Company granted an aggregate of 255,390 shares of restricted stock to certain key employees, with an estimated value of $3.8 million, which vest over a three to five year period.

During fiscal 2015, the Company awarded to six directors an aggregate of 18,186 shares of restricted stock, which vest over a three-year period at an estimated value of $0.3 million.

During fiscal 2015, of the 223,595 restricted shares that vested, a total of 52,389 shares had 21,809 shares were withheld to cover the employees’ minimum statutory income tax requirements. The estimated value of the withheld shares was $0.4 million.

The values of the restricted stock expected to vest are being recorded as compensation expense on a straight-line basis over the vesting period of the restricted shares. The fair value of restricted stock grants is estimated on the date of grant and is generally equal to the closing stock price of the Company’s common stock on the date of grant.

The following table summarizes the restricted stock-based award activity:

			Weighted
		Weighted	Average
	Restricted	Average	Remaining
	Shares	Grant Price	Vesting Period
Unvested as of February 1, 2014	728,322	$18.80	2.34

Granted	273,576
Vested	(223,595)
Forfeited	(60,992)

Unvested as of January 31, 2015	717,311	$17.18	1.84

Granted	232,406
Vested	(242,968)
Forfeited	(94,731)

Unvested as of January 30, 2016	612,018	$19.79	1.55

Granted	331,494
Vested	(337,685)
Forfeited	(72,481)

Unvested as of January 28, 2017	533,346	$20.14	1.67

As of January 28, 2017, the total unrecognized compensation cost related to unvested stock options and SARS outstanding under the Stock Plans is approximately $0.1 million. That cost is expected to be recognized over a weighted-average period of 2 years. As of January 28, 2017, the total unrecognized compensation cost related to unvested restricted stock was approximately $7.2 million, which is expected to be recognized over a weighted-average period of 3 years.

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	January 28,	January 30,	January 31,
	2017	2016	2015
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$625,115	$640,600	$635,182
Women’s Sportswear	107,784	127,692	130,852
Direct-to-Consumer	92,187	96,514	92,203
Licensing	36,000	34,709	31,735

Total revenues	$861,086	$899,515	$889,972

Depreciation and amortization
Men’s Sportswear and Swim	$7,633	$7,375	$6,627
Women’s Sportswear	3,066	2,250	1,903
Direct-to-Consumer	3,608	3,884	3,519
Licensing	235	184	149

Total depreciation and amortization	$14,542	$13,693	$12,198

Operating income:
Men’s Sportswear and Swim (1)	$14,708	$20,068	$3,847
Women’s Sportswear (2)	(6,904)	(9,248)	859
Direct-to-Consumer	(13,913)	(11,805)	(6,675)
Licensing (3)	28,605	7,649	24,877

Total operating income	22,496	6,664	22,908
Costs on early extinguishment of debt	195	5,121	—
Total interest expense	7,395	9,267	14,291

Total net income (loss) before income taxes	$14,906	$(7,724)	$8,617

Identifiable assets
Men’s Sportswear and Swim	$276,232	$308,572
Women’s Sportswear	39,934	41,721
Direct-to-Consumer	16,358	20,948
Licensing	232,118	224,182
Corporate	28,063	26,552

Total identifiable assets	$592,705	$621,975

(1)	Operating income for the Men’s Sportswear and Swim segment for the years ended January 28, 2017 and January 30, 2016 includes a settlement charge related to the pension plan in the amount of $9.9 million and $4.4 million, respectively. See footnote 15 to the consolidated financial statements for further information. Operating income for the Men’s Sportswear and Swim segment for the year ended January 30, 2016 includes a gain on the sale of long lived assets in the amount of $4.5 million. See footnote 7 to the consolidated financial statements for further information.
(2)	Operating loss for the women’s sportswear segment for the year ended January 30, 2016 includes an impairment on long lived assets in the amount of $6.0 million. See footnote 8 to the consolidated financial statements for further information.
(3)	Operating income (loss) for the licensing segment for the year ended January 30, 2016 includes an impairment on long lived assets in the amount of $18.2 million and a loss on sale of long-lived assets in the amount of $0.7 million. See footnote 8 to the consolidated financial statements for further information.

Revenues from external customers and long-lived assets excluding deferred taxes related to continuing operations in the United States and foreign countries are as follows:

	January 28,	January 30,	January 31,
	2017	2016	2015
	(in thousands)
Revenues
United States	$752,378	$785,493	$786,046
International	108,708	114,022	103,926

Total revenues	$861,086	$899,515	$889,972

Long-lived assets at years ended,

	January 28,	January 30,
	2017	2016
	(in thousands)
United States	$214,370	$216,847
International	34,516	34,980

Total long-lived assets	$248,886	$251,827

25.	Commitments and Contingencies

The Company has licensing agreements, as licensee, for the use of certain branded and designer labels. The license agreements expire on varying dates through December 2019. Total royalty payments under these license agreements amounted to approximately $14.4 million, $13.2 million and $13.8 million for the years ended January 28, 2017, January 30, 2016, and January 31, 2015, respectively, and were classified as cost of sales. Under certain licensing agreements, the Company is required to pay certain guaranteed minimum payments. Future minimum payments under these contracts amount to $49.0 million.

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

Year Ending	Amount
(in thousands)
2018	$21,717
2019	20,793
2020	19,730
2021	19,164
2022	17,245
Thereafter	63,791

Total	$162,440

Rent expense for these operating leases, including the related party rent payments discussed in footnote 21 to the consolidated financial statements amounted to $26.4 million, $27.2 million, and $26.2 million for the years ended January 28, 2017, January 30, 2016, and January 31, 2015 respectively.

Capital lease obligations primarily relate to equipment as indicated in footnote 7 to the consolidated financial statements. The current portion of the capital lease obligation in the amount of $0.3 million is included in accrued expenses and other liabilities. Minimum aggregate annual commitments for the Company’s capital lease obligations are as follows:

Year Ending	Amount
(in thousands)
2018	$286
2019	75

Total	$361

On April 20, 2016, the Company entered into an employment agreement with George Feldenkreis, the Company’s Executive Chairman. The term of the employment agreement shall continue until Mr. Feldenkreis’ death or termination of the employment agreement by the Company or Mr. Feldenkreis. He will be paid a base salary of not less than $750,000 per year during the term of employment and, among other things, a lump sum payment of $1.0 million upon the termination of his employment in most circumstances. Additionally, he is entitled to participate in the Company’s incentive compensation plans. In connection with the terms of this new employment agreement, the Company accelerated the expense recognition related to Mr. Feldenkreis’ outstandingcash incentive and stock based compensation awards. The impact of the acceleration was a $3.7 million charge during fiscal 2017 to selling, general and administrative expenses.

On April 20, 2016, the Company entered into an employment agreement with Oscar Feldenkreis, the Company’s Chief Executive Officer. The term of the employment agreement ends on February 2, 2019. Pursuant to the employment agreement, he will be paid a base salary of not less than $1,350,000 per year during the term of his employment with the Company. Additionally, he is entitled to participate in the Company’s incentive compensation plans.

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

26.	Summarized Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(Dollars in thousands, except per share data)
FISCAL YEAR ENDED JANUARY 28, 2017

Net Sales	$250,875	$193,341	$185,298	$195,572	$825,086
Royalty Income	10,419	8,312	8,661	8,608	36,000

Total Revenues	261,294	201,653	193,959	204,180	861,086
Gross Profit	95,084	73,831	71,103	78,490	318,508
Net income (loss)	14,250	(3,565)	(5,165)	8,997	14,517
Net income (loss) per share:
Basic	$0.96	($0.24)	($0.34)	$0.60	0.97
Diluted	$0.95	($0.24)	($0.34)	$0.59	0.95

FISCAL YEAR ENDED JANUARY 30, 2016

Net Sales	$258,257	$204,638	$196,447	$205,464	$864,806
Royalty Income	8,157	8,661	8,992	8,899	34,709

Total Revenues	266,414	213,299	205,439	214,363	899,515
Gross Profit	90,100	75,942	73,295	79,730	319,067
Net income (loss)	9,411	(1,281)	2,273	(17,695)	(7,292)
Net income (loss) per share:
Basic	$0.64	($0.09)	$0.15	($1.18)	($0.49)
Diluted	$0.62	($0.09)	$0.15	($1.18)	($0.49)
FISCAL YEAR ENDED JANUARY 31, 2015

Net Sales	$249,916	$196,010	$203,267	$209,044	$858,237
Royalty Income	7,398	7,522	8,173	8,642	31,735

Total Revenues	257,314	203,532	211,440	217,686	889,972
Gross Profit	87,665	70,464	70,307	74,568	303,004
Net income (loss)	7,775	(1,616)	(437)	(42,897)	(37,175)
Net income (loss) per share:
Basic	$0.53	($0.11)	($0.03)	($2.90)	($2.50)
Diluted	$0.52	($0.11)	($0.03)	($2.90)	($2.50)

See footnotes 2 and 8 to the consolidated financial statements for further information regarding the impairments on long-lived assets and/or trademarks that occurred during the fourth quarter ended January 28, 2017 and January 30, 2016. See footnote 18 to the consolidated financial statements for further information regarding the income tax valuation allowance that occurred during the fourth quarter ended January 31, 2015.

27.	Condensed Consolidating Financial Statements

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a combined, or where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of January 28, 2017 and January 30, 2016 and for each of the years ended January 28, 2017, January 30, 2016 and January 31, 2015. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF JANUARY 28, 2017

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$2,578	$28,117	$—	$30,695
Investment, at fair value	—	—	10,921	—	10,921
Accounts receivable, net	—	116,874	23,366	—	140,240
Intercompany receivable, net	85,028	—	—	(85,028)	—
Inventories	—	126,557	24,694	—	151,251
Prepaid income taxes	549	—	25	1,073	1,647
Prepaid expenses and other current assets	—	5,584	878	—	6,462

Total current assets	85,577	251,593	88,001	(83,955)	341,216

Property and equipment, net	—	59,651	2,184	—	61,835
Other intangible assets, net	—	154,719	32,332	—	187,051
Deferred income taxes	—	—	334	—	334
Investment in subsidiaries	279,233	—	—	(279,233)	—
Other assets	—	1,797	472	—	2,269

TOTAL	$364,810	$467,760	$123,323	$(363,188)	$592,705

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$—	$79,600	$13,243	$—	$92,843
Accrued expenses and other liabilities	—	15,543	5,318	—	20,861
Accrued interest payable	1,450	—	—	—	1,450
Income taxes payable	—	623	—	(623)	—
Unearned revenues	—	2,353	357	—	2,710
Intercompany payable, net	—	77,398	15,614	(93,012)	—

Total current liabilities	1,450	175,517	34,532	(93,635)	117,864

Senior subordinated notes payable, net	49,673	—	—	—	49,673
Senior credit facility	—	22,504	—	—	22,504
Real estate mortgages	—	33,591	—	—	33,591
Unearned revenues and other long-term liabilities	—	17,945	326	—	18,271
Deferred income taxes	—	35,419	—	1,696	37,115

Total long-term liabilities	49,673	109,459	326	1,696	161,154

Total liabilities	51,123	284,976	34,858	(91,939)	279,018

Total equity	313,687	182,784	88,465	(271,249)	313,687

TOTAL	$364,810	$467,760	$123,323	$(363,188)	$592,705

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED JANUARY 28, 2017

(amounts in thousands)

			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$729,721	$95,365	$—	$825,086
Royalty income	—	22,656	13,344	—	36,000

Total revenues	—	752,377	108,709	—	861,086
Cost of sales	—	479,669	62,909	—	542,578

Gross profit	—	272,708	45,800	—	318,508
Operating expenses:
Selling, general and administrative expenses	—	241,510	38,509	—	280,019
Depreciation and amortization	—	13,231	1,311	—	14,542
Impairment on long-lived assets	—	1,451	—	—	1,451

Total operating expenses	—	256,192	39,820	—	296,012

Operating income	—	16,516	5,980	—	22,496
Costs on early extinguishment of debt	—	195	—	—	195
Interest expense (income)	—	7,448	(53)	—	7,395

Net income before income taxes	—	8,873	6,033	—	14,906
Income tax (benefit) provision	—	(934)	1,323	—	389

Equity in earnings of subsidiaries, net	14,517	—	—	(14,517)	—

Net income	14,517	9,807	4,710	(14,517)	14,517

Other comprehensive income (loss)	4,413	7,368	(2,955)	(4,413)	4,413

Comprehensive income	$18,930	$17,175	$1,755	$(18,930)	$18,930

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEAR ENDED JANUARY 30, 2016

(amounts in thousands)

			Non-
	Parent Only	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$765,102	$99,704	$—	$864,806
Royalty income	—	20,843	13,866	—	34,709

Total revenues	—	785,945	113,570	—	899,515
Cost of sales	—	518,410	62,038	—	580,448

Gross profit	—	267,535	51,532	—	319,067
Operating expenses:
Selling, general and administrative expenses	—	234,129	41,734	—	275,863
Depreciation and amortization	—	12,500	1,193	—	13,693
Impairment on long-lived assets	—	19,299	1,305	—	20,604
Impairment of goodwill	—	6,022	—	—	6,022

Total operating expenses	—	271,950	44,232	—	316,182

Loss on sale of long-lived assets	—	(697)	4,476	—	3,779

Operating (loss) income	—	(5,112)	11,776	—	6,664
Costs of early extinguishment of debt	—	5,121	—	—	5,121
Interest expense	—	9,205	62	—	9,267

Net (loss) income before income taxes	—	(19,438)	11,714	—	(7,724)
Income tax (benefit) provision	—	(2,652)	2,220	—	(432)

Equity in earnings of subsidiaries, net	(7,292)	—	—	7,292	—

Net (loss) income	(7,292)	(16,786)	9,494	7,292	(7,292)

Other comprehensive (loss) income	(1,656)	717	(2,373)	1,656	(1,656)

Comprehensive (loss) income	$(8,948)	$(16,069)	$7,121	$8,948	$(8,948)

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 28, 2017

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$3,207	$33,733	$8,059	$(2,705)	$42,294

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(12,105)	(1,168)	—	(13,273)
Purchase of investments	—	—	(13,896)	—	(13,896)
Proceeds from investment maturities	—	—	12,746	—	12,746
Proceeds from note receivable	—	—	250	—	250
Intercompany transactions	(1,300)	—	—	1,300	—

Net cash used in investing activities	(1,300)	(12,105)	(2,068)	1,300	(14,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior subordinated notes	—	—	—	—	—
Borrowings from senior credit facility	—	311,241	—	—	311,241
Payments on senior credit facility	—	(350,495)	—	—	(350,495)
Payments on real estate mortgages	—	(11,768)	—	—	(11,768)
Proceeds from refinancing real estate mortgages	—	24,139	—	—	24,139

Payments on capital leases	—	(264)	—	—	(264)
Dividends paid to stockholder	—	—	(2,706)	2,706	—
Deferred financing fees	—	(274)	—	—	(274)
Purchase of treasury stock	(2,151)	—	—	—	(2,151)
Proceeds from exercise of stock options	73	—	—	—	73
Intercompany transactions	—	7,596	(6,466)	(1,130)	—

Net cash used in financing activities	(2,078)	(19,825)	(9,172)	1,576	(29,499)
Effect of exchange rate changes on cash and cash equivalents	171	—	171	(171)	171

NET (DECREASE) INCREASE CASH AND CASH EQUIVALENTS	—	1,803	(3,010)	—	(1,207)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	775	31,127	—	31,902

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2,578	$28,117	$—	$30,695

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2015

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$8,285	$52,522	$(626)	$(5,038)	$55,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(15,748)	(985)	—	(16,733)
Purchase of investments	—	—	(31,501)	—	(31,501)
Proceeds from investments maturities	—	—	26,592	—	26,592
Proceeds on termination of life insurance	245	—	—	—	245
Proceeds from note receivable	—	—	250	—	250
Intercompany transactions	(347)	—	—	347	—

Net cash used in investing activities	(102)	(15,748)	(5,644)	347	(21,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	234,137	—	—	234,137
Payments on senior credit facility	—	(242,299)	—	—	(242,299)
Payments on real estate mortgages	—	(792)	—	—	(792)
Purchase of treasury stock	(8,773)	—	—	—	(8,773)
Payments on capital leases	—	(301)	—	—	(301)
Proceeds from exercise of stock options	404	—	—	—	404
Tax benefit from exercise of equity instruments	(161)	—	—	—	(161)
Dividends paid to stockholders	—	—	(8,037)	8,037	—
Intercompany transactions	—	2,536	(2,536)	—	—

Net cash used in financing activities	(8,530)	(6,719)	(10,573)	8,037	(17,785)
Effect of exchange rate changes on cash and cash equivalents	347	—	347	(347)	347

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	30,055	(16,496)	2,999	16,558
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	29,988	(2,999)	26,989

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$30,055	$13,492	$—	$43,547

Schedule II

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED

(amounts in thousands)

	Balance at beginning of period	Charged to expense	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended January 28, 2017:
Allowance for doubtful accounts	$1,193	804	—	(839)	$1,158
Allowance for deferred tax asset	$54,791	(1,070)	(5,669)	—	$48,052
Allowance for operational chargebacks, returns, and customer markdowns	$19,110	68,634	—	(70,401)	$17,343

Year Ended January 30, 2016:
Allowance for doubtful accounts	$1,181	528	—	(516)	$1,193
Allowance for deferred tax asset	$50,013	3,223	1,555	—	$54,791
Allowance for operational chargebacks, returns, and customer markdowns	$19,598	69,610	—	(70,098)	$19,110

Year Ended January 31, 2015:
Allowance for doubtful accounts	$1,074	812	—	(705)	$1,181
Allowance for deferred tax asset	$5,998	43,474	541	—	$50,013
Allowance for operational chargebacks, returns, and customer markdowns	$20,348	74,399	—	(75,149)	$19,598

Exhibit Index

Exhibit No	Description of Exhibit

10.76	Form of Restricted Stock Unit Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan

12.1	Computation of Earnings to Fixed Charges

21.1	Subsidiaries of Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase