Form 10-Q
period 2017-04-29
PERRY ELLIS INTERNATIONAL, INC
filed 2017-06-06
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 29, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock is 15,685,000 (as of June 1, 2017).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE

PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of April 29, 2017 and January 28, 2017	1

Condensed Consolidated Statements of Income (Unaudited) for the three months ended April 29, 2017 and April 30, 2016	2

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended April 29, 2017 and April 30, 2016	3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended April 29, 2017 and April 30, 2016	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	28

Item 4:

Controls and Procedures	29

PART II: OTHER INFORMATION

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6:

Exhibits	31

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	April 29, 2017	January 28, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$26,404	$30,695
Investments, at fair value	16,515	10,921
Accounts receivable, net	183,668	140,240
Inventories	139,632	151,251
Prepaid income taxes	—	1,647
Prepaid expenses and other current assets	6,287	6,462

Total current assets	372,506	341,216

Property and equipment, net	60,668	61,835
Other intangible assets, net	186,842	187,051
Deferred income tax	461	334
Other assets	2,278	2,269

TOTAL	$622,755	$592,705

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$60,224	$92,843
Accrued expenses and other liabilities	27,537	20,861
Accrued interest payable	543	1,450
Accrued income taxes payable	1,748	—
Unearned revenues	2,896	2,710

Total current liabilities	92,948	117,864

Senior subordinated notes payable, net	49,709	49,673
Senior credit facility	64,128	22,504
Real estate mortgages	33,369	33,591
Unearned revenues and other long-term liabilities	19,281	18,271
Deferred income taxes	35,453	37,115

Total long-term liabilities	201,940	161,154

Total liabilities	294,888	279,018

Commitment and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,734,117 shares issued and outstanding as of April 29, 2017 and 15,530,273 shares issued and outstanding as of January 28, 2017	157	155
Additional paid-in-capital	148,784	147,300
Retained earnings	189,098	176,327
Accumulated other comprehensive loss	(10,172)	(10,095)

Total equity	327,867	313,687

TOTAL	$622,755	$592,705

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	April 29,	April 30,
	2017	2016
Revenues:
Net sales	$233,823	$250,875
Royalty income	8,267	10,419

Total revenues	242,090	261,294
Cost of sales	151,002	166,210

Gross profit	91,088	95,084

Operating expenses:
Selling, general and administrative expenses	71,199	69,934
Depreciation and amortization	3,468	3,467

Total operating expenses	74,667	73,401

Operating income	16,421	21,683
Interest expense	1,956	2,025

Net income before income taxes	14,465	19,658
Income tax provision	1,694	5,408

Net income	$12,771	$14,250

Net income per share:
Basic	$0.85	$0.96

Diluted	$0.83	$0.95

Weighted average number of shares outstanding
Basic	15,009	14,810
Diluted	15,303	15,060

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended
	April 29,	April 30,
	2017	2016
Net income	$12,771	$14,250

Other Comprehensive income:
Foreign currency translation adjustments, net	279	1,663
Unrealized gain on pension liability, net of tax	—	155
Unrealized loss on forward contract	(362)	—
Unrealized gain on investments	6	7

Total other comprehensive (loss) income	(77)	1,825

Comprehensive income	$12,694	$16,075

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	April 29,	April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,771	$14,250
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,554	3,565
Provision for bad debts	759	404
Amortization of debt issue cost	101	103
Amortization of premiums and discounts	20	14
Amortization of unrealized (gain) loss on pension liability	—	155
Deferred income taxes	(1,789)	406
Share-based compensation	1,843	1,336
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	(43,816)	(41,451)
Inventories	11,910	30,226
Prepaid income taxes	1,737	1,878
Prepaid expenses and other current assets	331	1,194
Other assets	(72)	16
Accounts payable and accrued expenses	(27,044)	(53,081)
Accrued interest payable	(907)	(920)
Income taxes payable	1,570	2,157
Unearned revenues and other liabilities	1,265	667
Deferred pension obligation	—	81

Net cash used in operating activities	(37,767)	(39,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,901)	(4,098)
Purchase of investments	(10,256)	(2,455)
Proceeds from investments maturities	4,655	1,965

Net cash used in investing activities	(7,502)	(4,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	98,764	123,995
Payments on senior credit facility	(57,140)	(84,881)
Payments on real estate mortgages	(220)	(212)
Payments on capital leases	(69)	(64)
Proceeds from exercise of stock options	23	—

Net cash provided by financing activities	41,358	38,838

Effect of exchange rate changes on cash and cash equivalents	(380)	(199)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,291)	(4,949)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,695	31,902

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,404	$26,953

CONTINUED

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	April 29,	April 30,
	2017	2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,742	$2,828

Income taxes	$19	$150

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$208	$39

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited condensed consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of the Securities and Exchange Commission on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP for annual financial statements. These condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2017, filed with the Securities and Exchange Commission on April 10, 2017.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, which requires inventory measured using any method other than last-in, first out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The adoption, during the first quarter of fiscal 2018, of ASU No. 2015-11 did not have a material impact on the Company’s results of operations or the Company’s financial position.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, using a modified retrospective approach, and early adoption is permitted. The Company is currently evaluating the effect that the adoption will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is part of the FASB’s Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the provisions of ASU 2016-09 in the first quarter of fiscal 2018 using a modified retrospective approach. For the three months ended April 29, 2017, the Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete item. Given the Company’s valuation allowance position, there was no net tax expense or benefit recognized as a result of the adoption of ASU 2016-09. Furthermore, there was no change to retained earnings with respect to excess tax benefits due to the Company’s valuation allowance position.

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

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This update removes the current exception in GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. The amendments in this update are effective for public entities for annual reporting periods beginning after December 15, 2017. Early adoption is permitted and should be in the first interim period if an entity issues interim financial statements. The Company has chosen to early adopt the provisions of ASU 2016-16 in the first quarter of fiscal 2018. The adoption of ASU 2016-16 resulted in a decrease to prepaid income taxes of $1.7 million and a decrease to deferred tax liabilities of $1.7 million.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	April 29, 2017	January 28, 2017
	(in thousands)
Trade accounts	$197,735	$151,370
Royalties	6,105	6,659
Other receivables	1,257	712

Total	205,097	158,741
Less: Allowances	(21,429)	(18,501)

Total	$183,668	$140,240

4. INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price, customs, duties, freight, and commissions to buying agents.

Inventories consisted of the following as of:

	April 29, 2017	January 28, 2017
	(in thousands)
Finished goods	$139,632	$151,251

5. INVESTMENTS

The Company’s investments include marketable securities and certificates of deposit at April 29, 2017 and January 28, 2017. Marketable securities are classified as available-for-sale and consist of corporate and government bonds with maturity dates less than one year. Certificates of deposit are classified as available-for-sale with maturity dates less than one year. Investments are stated at fair value. The estimated fair value of the marketable securities is based on quoted prices in an active market.

Investments consisted of the following as of April 29, 2017:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Marketable securities	$12,031	$—	$(5)	$12,026
Certificates of deposit	4,490	—	(1)	4,489

Total investments	$16,521	$—	$(6)	$16,515

Investments consisted of the following as of January 28, 2017:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Marketable securities	$3,258	$—	$(8)	$3,250
Certificates of deposit	7,675	—	(4)	7,671

Total investments	$10,933	$—	$(12)	$10,921

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	April 29, 2017	January 28, 2017
	(in thousands)
Furniture, fixtures and equipment	$92,879	$91,639
Buildings and building improvements	21,623	21,359
Vehicles	523	523
Leasehold improvements	47,943	48,799
Land	9,430	9,430

Total	172,398	171,750
Less: accumulated depreciation and amortization	(111,730)	(109,915)

Total	$60,668	$61,835

The above table of property and equipment includes assets held under capital leases as of:

	April 29, 2017	January 28, 2017
	(in thousands)
Furniture, fixtures and equipment	$810	$810
Less: accumulated depreciation and amortization	(519)	(452)

Total	$291	$358

For the three months ended April 29, 2017 and April 30, 2016, depreciation and amortization expense relating to property and equipment amounted to $3.3 million for each of the periods. These amounts include amortization expense for leased property under capital leases.

7. OTHER INTANGIBLE ASSETS

Trademarks

Trademarks included in other intangible assets, net, are considered indefinite-lived assets and totaled $184.1 million at April 29, 2017 and January 28, 2017.

Other

Other intangible assets represent customer lists as of:

	April 29, 2017	January 28, 2017
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(5,754)	(5,545)

Total	$2,696	$2,905

For the three months ended April 29, 2017 and April 30, 2016, amortization expense relating to customer lists amounted to approximately $0.2 million for each of the periods. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the table sets forth the estimated amortization expense for future periods based on recorded amounts as of January 28, 2017:

(in thousands)
2018	$835
2019	793
2020	734
2021	543

8. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consisted of the following as of:

	April 29, 2017	January 28, 2017
	(in thousands)
Total letter of credit facilities	$30,000	$30,000
Outstanding letters of credit	(10,788)	(10,788)

Total credit available	$19,212	$19,212

9. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $4.0 million and $4.3 million for the three months ended April 29, 2017 and April 30, 2016, respectively, and are included in selling, general and administrative expenses.

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

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended
	April 29, 2017	April 30, 2016
	(in thousands, except per share data)
Numerator:
Net income	$12,771	$14,250

Denominator:
Basic-weighted average shares	15,009	14,810
Dilutive effect: equity awards	294	250

Diluted-weighted average shares	15,303	15,060

Basic income per share	$0.85	$0.96

Diluted income per share	$0.83	$0.95

Antidilutive effect:(1)	392	804

(1)	Represents weighted average of stock options to purchase shares of common stock, SARS and restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

11. EQUITY

The following table reflects the changes in equity:

Changes in Equity
(in thousands)
Equity at January 30, 2017	$313,687
Comprehensive income	12,694
Share transactions under employee equity compensation plans	1,486

Equity at April 29, 2017	$327,867

Equity at January 30, 2016	$291,481
Comprehensive income	16,075
Share transactions under employee equity compensation plans	454

Equity at April 30, 2016	$308,010

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, net of tax:

	Unrealized (Loss) Gain on Pension Liability	Foreign Currency Translation Adjustments, Net	Unrealized (Loss) Gain on Investments	Unrealized Gain on Forward Contract	Total
	(in thousands)
Balance, January 28, 2017	$—	$(9,902)	$(12)	$(181)	$(10,095)
Other comprehensive loss (income) before reclassifications	—	279	6	(321)	(36)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(41)	(41)

Balance, April 29, 2017	$—	$(9,623)	$(6)	$(543)	$(10,172)

	Unrealized (Loss) Gain on Pension Liability	Foreign Currency Translation Adjustments, Net	Unrealized Gain (Loss) on Investments	Total
	(in thousands)
Balance, January 30, 2016	$(7,368)	$(7,131)	$(9)	$(14,508)
Other comprehensive income before reclassifications	—	1,663	7	1,670
Amounts reclassified from accumulated other comprehensive income	155	—	—	155

Balance, April 30, 2016	$(7,213)	$(5,468)	$(2)	$(12,683)

A summary of the impact on the condensed consolidated statement of income line items is as follows:

	Statement of Operations Location	Three Months Ended
		April 29, 2017	April 30, 2016
Amortization of defined benefit pension items actuarial gains	Selling, general and administrative expenses	$—	$155
Forward contract gain reclassified from accumulated other comprehensive loss to income	Cost of goods sold	(41)	—
Tax provision	Income tax provision	—	—

Total, net of tax		$(41)	$155

13. DERIVATIVE FINANCIAL INSTRUMENT – Cash Flow Hedges

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

For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents at inception the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company will formally assess at least quarterly whether the financial instruments used in hedging are “highly effective” at offsetting changes in cash flows of the related underlying exposures. For purposes of assessing hedge effectiveness, the Company uses the forward method, and assesses effectiveness based on the changes in both spot and forward points of the hedging instrument. If and when a derivative is no longer expected to be “highly effective,” hedge accounting is discontinued and hedge ineffectiveness, if any, is included in current period earnings. As of April 29, 2017, there was no hedge ineffectiveness.

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

Derivatives Designated As Hedging Instruments	Balance sheet location	April 29, 2017	January 28, 2017
		(in thousands)
Foreign currency forward exchange contract (inventory purchases)	Accounts Payable	$543	$181

Total		$543	$181

The following table summarizes the effect and classification of the Company’s Hedging Instruments.

	Statement of Operations Location	Three Months Ended
Derivatives Designated As Hedging Instruments		April 29, 2017	April 30, 2016
		(in thousands)
Foreign currency forward exchange contract (inventory purchases):
Gain reclassified from accumulated other comprehensive loss to income	Cost of goods sold	$(41)	$—

		$(41)

The notional amounts outstanding of foreign exchange forward contracts were $12.5 million and $15.0 million at April 29, 2017 and January 28, 2017, respectively. Such contracts expire through January 2018.

Accumulated other comprehensive loss included a net deferred loss for Hedging Instruments in the amount of $0.5 million and $0.2 million at April 29, 2017 and January 28, 2017, respectively. The net deferred loss will be reclassified from accumulated other comprehensive loss to costs of goods sold during the next twelve months when the inventory is sold.

14. INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2011 through fiscal 2017 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to open tax years from fiscal 2006 through fiscal 2017, depending on each state’s particular statute of limitation. As of April 29, 2017, the examination by the Internal Revenue Service for the Company’s 2011, 2012, and 2013 U.S. federal tax years is still ongoing. During fiscal 2017, the Company received a Notice of Proposed Adjustment from the Internal Revenue Service, which proposed adjustments to taxable income for fiscal 2011, 2012 and 2013 of $6.1 million, $5.3 million and $6.8 million, respectively. The Company has not established uncertain tax position reserves related to this matter as the Company believes its positions will be sustained upon appeal or, if necessary, through litigation. Furthermore, various other state and local income tax returns are also under examination by taxing authorities.

The Company has a $1.2 million liability recorded for unrecognized tax benefits as of January 28, 2017, which includes interest and penalties of $0.3 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three months ended April 29, 2017, the total amount of unrecognized tax benefits increased by approximately $38,000. The change to the total amount of the unrecognized tax benefit for the three months ended April 29, 2017 included an increase in interest and penalties of approximately $16,000.

The Company does not currently anticipate a resolution within the next twelve months for any of the remaining unrecognized tax benefits as of April 29, 2017. The statute of limitations related to the Company’s fiscal 2011, 2012 and 2013 U.S. federal tax years has been extended as part of the examination and is not expected to lapse within the next twelve months.

At the end of fiscal 2017, the Company maintained a $38.6 million valuation allowance against its remaining domestic deferred tax assets; including, but not limited to, the federal net operating loss carryforward and the U.S. state net operating loss carryforwards, whose utilization is not restricted by factors beyond the Company’s control. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. An accumulation of recent pretax losses is considered strong negative evidence in that evaluation. Although the Company recognized pretax earnings in the first quarter of fiscal 2018, by itself that does not represent sufficient positive evidence that deferred tax assets will be realized to warrant removing the valuation allowances established against the U.S. deferred tax assets. Additionally, the Company’s cumulative pretax results for the past 36 months still remain in a loss position. The Company will be able to remove the valuation allowances in future periods when positive evidence outweighs the negative evidence from the relevant look-back period. Deferred tax assets without valuation allowances remain in certain foreign tax jurisdictions, where supported by the evidence.

15. STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED SHARES

During the three months ended April 29, 2017, the Company granted an aggregate of 72,307 shares of restricted stock to certain key employees, which vest primarily over a three-year period, at an estimated value of $1.5 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the three months ended April 29, 2017, the Company granted performance based restricted stock to certain key employees. Such stock generally vests 100% in April 2020, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. A total of 154,401 shares of performance-based restricted stock were issued at an estimated value of $3.3 million.

During the three months ended April 29, 2017, the Company granted an aggregate of 10,953 shares of restricted stock units to a key employee, which vest primarily over a three-year period, at an estimated value of $0.2 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the three months ended April 29, 2017, a total of 77,655 shares of restricted stock vested, of which 25,241 shares were withheld to cover the employees’ statutory income tax requirements. The estimated value of the withheld shares was $0.5 million.

16. SEGMENT INFORMATION

The Company has four reportable segments: Men’s Sportswear and Swim, Women’s Sportswear, Direct-to-Consumer and Licensing. The Men’s Sportswear and Swim and Women’s Sportswear segments derive revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. The Direct-to-Consumer segment derives its revenues from the sale of the Company’s branded and licensed products through the Company’s retail stores and e-commerce platforms. The Licensing segment derives its revenues from royalties associated from the use of the Company’s brand names, principally Perry Ellis, Original Penguin, Laundry, Gotcha, Pro Player, Farah, Ben Hogan, and John Henry.

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	Three Months Ended
	April 29, 2017	April 30, 2016
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$185,866	$197,925
Women’s Sportswear	29,739	32,489
Direct-to-Consumer	18,218	20,461
Licensing	8,267	10,419

Total revenues	$242,090	$261,294

Depreciation and amortization:
Men’s Sportswear and Swim	$1,851	$1,897
Women’s Sportswear	795	614
Direct-to-Consumer	766	896
Licensing	56	60

Total depreciation and amortization	$3,468	$3,467

Operating income (loss):
Men’s Sportswear and Swim	$15,515	$16,942
Women’s Sportswear	(969)	(351)
Direct-to-Consumer	(4,101)	(3,372)
Licensing	5,976	8,464

Total operating income	$16,421	$21,683
Total interest expense	1,956	2,025

Total net income before income taxes	$14,465	$19,658

17. BENEFIT PLAN

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

The following table provides the components of net benefit cost for the plan during the first quarter of fiscal 2017:

Three Months Ended
April 30, 2016
(in thousands)
Service cost	$63
Interest cost	124
Expected return on plan assets	(87)
Amortization of net gain	155

Net periodic benefit cost	$255

18. FAIR VALUE MEASUREMENTS

Accounts receivable, accounts payable, accrued interest payable and accrued expenses. The carrying amounts reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments.

Investments. (classified within Level 2 of the valuation hierarchy)—The carrying amounts of the available-for-sale investments are measured at fair value on a recurring basis in the consolidated balance sheets.

Real estate mortgages. (classified within Level 2 of the valuation hierarchy)—The carrying amounts of the real estate mortgages were approximately $34.2 million and $34.5 million at April 29, 2017 and January 28, 2017, respectively. The carrying values of the real estate mortgages at April 29, 2017 and January 28, 2017, approximate their fair values since the interest rates approximate market rates.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 2 of the valuation hierarchy)—The carrying amounts of the 7 7/8% senior subordinated notes payable were approximately $49.7 million at April 29, 2017 and January 28, 2017. The fair value of the 7 7/8% senior subordinated notes payable was approximately $50.1 million as of April 29, 2017 and January 28, 2017, based on quoted market prices.

See footnote 13 to the consolidated financial statements for disclosure of the fair value and line item caption of derivative instruments recorded in the consolidated balance sheets.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

19. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a combined, or where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of April 29, 2017 and January 28, 2017 and for the three months ended April 28, 2017 and April 30, 2016. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF APRIL 29, 2017

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$3,964	$22,440	$—	$26,404
Investment, at fair value	—	—	16,515	—	16,515
Accounts receivable, net	—	155,542	28,126	—	183,668
Intercompany receivable, net	86,882	—	—	(86,882)	—
Inventories	—	117,645	21,987	—	139,632
Prepaid income taxes	—	—	—	—	—
Prepaid expenses and other current assets	—	5,322	965	—	6,287

Total current assets	86,882	282,473	90,033	(86,882)	372,506

Property and equipment, net	—	58,360	2,308	—	60,668
Other intangible assets, net	—	154,510	32,332	—	186,842
Deferred income taxes	—	—	461	—	461
Investment in subsidiaries	292,004	—	—	(292,004)	—
Other assets	—	1,765	513	—	2,278

TOTAL	$378,886	$497,108	$125,647	$(378,886)	$622,755

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$—	$52,460	$7,764	$—	$60,224
Accrued expenses and other liabilities	—	22,677	4,860	—	27,537
Accrued interest payable	543	—	—	—	543
Income taxes payable	767	589	392	—	1,748
Unearned revenues	—	2,457	439	—	2,896
Intercompany payable, net	—	74,155	20,432	(94,587)	—

Total current liabilities	1,310	152,338	33,887	(94,587)	92,948

Senior subordinated notes payable, net	49,709	—	—	—	49,709
Senior credit facility	—	64,128	—	—	64,128
Real estate mortgages	—	33,369	—	—	33,369
Unearned revenues and other long-term liabilities	—	19,014	267	—	19,281
Deferred income taxes	—	35,453	—	—	35,453

Total long-term liabilities	49,709	151,964	267	—	201,940

Total liabilities	51,019	304,302	34,154	(94,587)	294,888

Total equity	327,867	192,806	91,493	(284,299)	327,867

TOTAL	$378,886	$497,108	$125,647	$(378,886)	$622,755

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 29, 2017

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$206,686	$27,137	$—	$233,823
Royalty income	—	5,386	2,881	—	8,267

Total revenues	—	212,072	30,018	—	242,090
Cost of sales	—	133,927	17,075	—	151,002

Gross profit	—	78,145	12,943	—	91,088
Operating expenses:
Selling, general and administrative expenses	—	61,599	9,600	—	71,199
Depreciation and amortization	—	3,210	258	—	3,468

Total operating expenses	—	64,809	9,858	—	74,667

Operating income	—	13,336	3,085	—	16,421
Interest expense	—	1,989	(33)	—	1,956

Net income before income taxes	—	11,347	3,118	—	14,465
Income tax provision	—	1,325	369	—	1,694

Equity in earnings of subsidiaries, net	12,771	—	—	(12,771)	—

Net income	12,771	10,022	2,749	(12,771)	12,771

Other comprehensive loss	(77)	—	(77)	77	(77)

Comprehensive income	$12,694	$10,022	$2,672	$(12,694)	$12,694

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 29, 2017

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$445	$(33,893)	$(4,319)	$—	$(37,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,578)	(323)	—	(1,901)
Purchase of investments	—	—	(10,256)	—	(10,256)
Proceeds from investments maturities	—	—	4,655	—	4,655
Intercompany transactions	(88)	—	—	88	—

Net cash used in investing activities	(88)	(1,578)	(5,924)	88	(7,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	98,764	—	—	98,764
Payments on senior credit facility	—	(57,140)	—	—	(57,140)
Payments on real estate mortgages	—	(220)	—	—	(220)
Payments on capital leases	—	(69)	—	—	(69)
Proceeds from exercise of stock options	23	—	—	—	23
Intercompany transactions	—	(4,478)	4,946	(468)	—

Net cash provided by financing activities	23	36,857	4,946	(468)	41,358
Effect of exchange rate changes on cash and cash equivalents	(380)	—	(380)	380	(380)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	1,386	(5,677)	—	(4,291)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	2,578	28,117	—	30,695

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$3,964	$22,440	$—	$26,404

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended January 28, 2017, filed with the Securities and Exchange Commission on April 10, 2017.

Forward-Looking Statements

We caution readers that the forward-looking statements (statements which are not historical facts) in this release are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “guidance,” “indicate,” “intend,” “may,” “might,” “plan,” “possibly,” “potential,” “predict,” “probably,” “proforma,” “project,” “seek,” “should,” “target,” or “will” or the negative thereof or other variations thereon and similar words or phrases or comparable terminology. Such forward-looking statements include, but are not limited to, statements regarding Perry Ellis’ strategic operating review, growth initiatives and internal operating improvements intended to drive revenues and enhance profitability, the implementation of Perry Ellis’ profitability improvement plan and Perry Ellis’ plans to exit underperforming, low growth brands and businesses. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. These factors include:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers or programs,

•	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future retail and wholesale consolidation,

•	recent and future economic conditions, including turmoil in the financial and credit markets,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	our ability to contain costs,

•	disruptions in the supply chain, including, but not limited to those caused by port disruptions,

•	disruptions due to weather patterns,

•	our future capital needs and our ability to obtain financing,

•	our ability to protect our trademarks,

•	our ability to integrate acquired businesses, trademarks, trade names, and licenses,

•	our ability to predict consumer preferences and changes in fashion trends and consumer acceptance of both new designs and newly introduced products,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	changes in the costs of raw materials, labor and advertising,

•	our ability to carry out growth strategies including expansion in international and direct-to-consumer retail markets,

•	the effectiveness of our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion,

•	potential cyber risk and technology failures that could disrupt operations or result in a data breach,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	exposure to foreign currency risk and interest rates risk,

•	the impact to our business resulting from the United Kingdom’s referendum vote to exit the European Union and the uncertainty surrounding the terms and conditions of such a withdrawal, as well as the related impact to global stock markets and currency exchange rates,

•	possible disruption in commercial activities due to terrorist activity and armed conflict,

•	actions of activist investors and the cost and disruption of responding to those actions, and

•	other factors set forth in Perry Ellis’ filings with the Securities and Exchange Commission.

Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those risks and uncertainties detailed in Perry Ellis’ filings with the SEC. You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 28, 2017 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets and the measurement of retirement related benefits. We believe that there have been no significant changes to our critical accounting policies during the three months ended April 29, 2017 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 28, 2017.

Results of Operations

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income by segment, the most directly comparable GAAP financial measure:

	Three Months Ended
	April 29, 2017	April 30, 2016
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$185,866	$197,925
Women’s Sportswear	29,739	32,489
Direct-to-Consumer	18,218	20,461
Licensing	8,267	10,419

Total revenues	$242,090	$261,294

	Three Months Ended
	April 29, 2017	April 30, 2016
	(in thousands)
Reconciliation of operating income to EBITDA
Operating income (loss) by segment:
Men’s Sportswear and Swim	$15,515	$16,942
Women’s Sportswear	(969)	(351)
Direct-to-Consumer	(4,101)	(3,372)
Licensing	5,976	8,464

Total operating income	$16,421	$21,683

Add:
Depreciation and amortization
Men’s Sportswear and Swim	$1,851	$1,897
Women’s Sportswear	795	614
Direct-to-Consumer	766	896
Licensing	56	60

Total depreciation and amortization	$3,468	$3,467

EBITDA by segment:
Men’s Sportswear and Swim	$17,366	$18,839
Women’s Sportswear	(174)	263
Direct-to-Consumer	(3,335)	(2,476)
Licensing	6,032	8,524

Total EBITDA	$19,889	$25,150

EBITDA margin by segment
Men’s Sportswear and Swim	9.3%	9.5%
Women’s Sportswear	(0.6%)	0.8%
Direct-to-Consumer	(18.3%)	(12.1%)
Licensing	73.0%	81.8%
Total EBITDA margin	8.2%	9.6%

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

The following is a discussion of the results of operations for the three month period ended April 29, 2017 of the fiscal year ending February 3, 2018 (“fiscal 2018”) compared with the three month period ended April 30, 2016 of the fiscal year ended January 28, 2017 (“fiscal 2017”).

Results of Operations—three months ended April 29, 2017 compared to the three months ended April 30, 2016.

Net sales. Men’s Sportswear and Swim net sales for the three months ended April 29, 2017 were $185.9 million, a decrease of $12.0 million, or 6.1%, from $197.9 million for the three months ended April 30, 2016. The net sales decrease was attributed primarily to our customer’s preference to receive product closer to their needs. The decrease was partially offset by increases in our golf lifestyle apparel business, Nike swim, and other core global brands.

Women’s Sportswear net sales for the three months ended April 29, 2017 were $29.7 million, a decrease of $2.8 million, or 8.6%, from $32.5 million for the three months ended April 30, 2016. The net sales decrease was primarily due to planned reductions in Laundry as we work on the re-launch of the brand. The decrease was partially offset by increases in Rafaella driven by the earlier timing of spring shipments.

Direct-to-Consumer net sales for the three months ended April 29, 2017 were $18.2 million, a decrease of $2.3 million, or 11.2%, from $20.5 million for the three months ended April 30, 2016. The decrease was driven by a retail stores sales decline of 1.9% in comparable same store sales for the direct-to-consumer business, coupled with ten fewer stores as compared to the prior period.

Royalty income. Royalty income for the three months ended April 29, 2017 was $8.3 million, a decrease of $2.1 million, or 20.2%, from $10.4 million for the three months ended April 30, 2016. Royalty income decreases were attributed to the transition of two of our licensed partners; one brought in-house and one to a new licensing partnership. For the remainder of the year, we anticipate even royalty income, compared to prior quarter periods.

Gross profit. Gross profit was $91.1 million for the three months ended April 29, 2017, a decrease of $4.0 million, or 4.2%, from $95.1 million for the three months ended April 30, 2016. This decrease is attributed to the sales reductions described above and the factors described within the gross profit margin section below.

Gross profit margin. As a percentage of total revenue, gross profit margins were 37.6% for the three months ended April 29, 2017, as compared to 36.4% for the three months ended April 30, 2016, an increase of 120 basis points. The increase is attributed to the disciplined management of inventory across channels, increased sales of higher margin core brands and efficiencies garnered within our supply chain infrastructure. Additionally our direct-to-consumer gross profit margin increased due to pricing strategies and a move away from highly promotional events.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended April 29, 2017 were $71.2 million, an increase of $1.3 million, or 1.9%, from $69.9 million for the three months ended April 30, 2016. The increase is attributed to $1.0 million of unanticipated compensation costs that are not expected to continue. Other than these costs, selling, general and administrative expenses were substantial the same as the prior year’s amount.

EBITDA. Men’s Sportswear and Swim EBITDA margin for the three months ended April 29, 2017 decreased by 20 basis points to 9.3% from 9.5% for the three months ended April 30, 2016. The EBITDA margin was essentially flat from last year. Despite the reduction in sales as mentioned above, we were able to increase our gross profit margin and realize favorable leverage in selling, general and administrative expenses, more specifically in advertising expenses.

Women’s Sportswear EBITDA margin for the three months ended April 29, 2017 decreased 140 basis points to (0.6%), from 0.8% for the three months ended April 30, 2016. The EBITDA margin was unfavorably impacted by the decrease in net sales described above. As a result of this decrease in revenue, we were not able to realize favorable leverage in selling, general and administrative expenses.

Direct-to-Consumer EBITDA margin for the three months ended April 29, 2017 decreased 620 basis points to (18.3%), from (12.1%) for the three months ended April 30, 2016. The decrease was attributable to the decrease of revenue from our stores, as described above.

Licensing EBITDA margin for the three months ended April 29, 2017 decreased to 73.0%, from 81.8% for the three months ended April 30, 2016. The EBITDA margin was unfavorably impacted by the decrease in royalty income described above.

Depreciation and amortization. Depreciation and amortization for the three months ended April 29, 2017 and April 30, 2016 remained flat at $3.5 million.

Interest expense. Interest expense for the three months ended April 29, 2017 and April 30, 2016 remained flat at $2.0 million.

Income taxes. The income tax expense for the three months ended April 29, 2017, was $1.7 million, a decrease of $3.7 million, as compared to $5.4 million for the three months ended April 30, 2016. For the three months ended April 29, 2017, our effective tax rate was 11.7% as compared to 27.5% for the three months ended April 30, 2016. The overall change in the effective tax rate is attributed to the current year impact of the valuation allowance on domestic taxes and a change in the ratio of income between domestic and foreign operations, of which the domestic operations are taxed at higher statutory tax rates.

Net income. Net income for the three months ended April 29, 2017 was $12.8 million, a decrease of $1.5 million, or 10.5%, as compared to $14.3 million for the three months ended April 30, 2016. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions, and capital expenditures. We believe that our working capital requirements will increase slightly for this year as we continue to expand internationally. As of April 29, 2017, our total working capital was $279.6 million as compared to $223.4 million as of January 28, 2017 and $274.5 million as of April 30, 2016. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs and capital expenditure needs over the next year.

We consider the undistributed earnings of our foreign subsidiaries as of April 29, 2017, to be indefinitely reinvested and, accordingly, no United States income taxes have been provided thereon. As of April 29, 2017, the amount of cash and short-term investments associated with indefinitely reinvested foreign earnings was approximately $22.4 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Net cash used in operating activities was $37.8 million for the three months ended April 29, 2017, as compared to cash used in operating activities of $39.0 million for the three months ended April 30, 2016.

The cash used in operating activities for three months ended April 29, 2017, is primarily attributable to an increase in accounts receivable of $43.8 million and a decrease in accounts payable and accrued expenses of $27.0 million. These decreases were partially offset by a decrease in inventory of $11.9 million associated with strong inventory management, a decrease in prepaid income taxes of $1.7 million, an increase in income taxes payable of $1.6 million and an increase in unearned revenue and other liabilities of $1.3 million. Our inventory turnover ratio increased to 3.9 as compared to 3.6 in the prior period because of our continued focus on inventory management.

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

Net cash used in investing activities was $7.5 million for the three months ended April 29, 2017, as compared to cash used in investing activities of $4.6 million for the three months ended April 30, 2016. The net cash used in investing activities during the first three months of fiscal 2018 primarily reflects the purchase of investments of $10.3 million and the purchase of property and equipment of $1.9 million primarily for leaseholds and store fixtures; partially offset by the proceeds from the maturities of investments in the amount of $4.7 million.

We anticipate capital expenditures during the remainder of fiscal 2018 of $15.0 million to $16.0 million in new leasehold improvements, technology, systems, retail stores, and other expenditures.

Net cash used in investing activities was $4.6 million for the three months ended April 30, 2016. The net cash used in investing activities during the first three months of fiscal 2017 primarily reflects the purchase of property and equipment of $4.1 million primarily for leaseholds and the purchase of investments of $2.5 million; partially offset by the proceeds from the maturities of investments in the amount of $2.0 million.

Net cash provided by financing activities was $41.4 million for the three months ended April 29, 2017, as compared to net cash provided by financing activities of $38.8 million for the three months ended April 30, 2016. The net cash provided during the first three months of fiscal 2018 primarily reflects net borrowings on our senior credit facility of $41.6 million; which was partially offset by $0.2 million in payments on our mortgage loans and payments on capital leases of $0.07 million.

Net cash provided by financing activities was $38.8 million for the three months ended April 30, 2016. The net cash provided during the first three months of fiscal 2017 primarily reflects net borrowings on our senior credit facility of $39.1 million; which was partially offset by $0.2 million in payments on our mortgage loans.

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

There have been no open market purchases during fiscal 2018. Total purchases under the plan to date amount to approximately $60.8 million.

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

On April 6, 2015, we elected to call for the partial redemption of $100 million of our $150 million 7 7/8% senior subordinated notes due 2019 and a notice of redemption was sent to all registered holders of the senior subordinated notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, we completed the redemption of the $100 million of our senior subordinated notes. We incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption, including the redemption premium as well as the write-off of note issuance costs. At April 29, 2017 and January 28, 2017, the balance of the 7 7/8% senior subordinated notes totaled $49.7 million, net of debt issuance costs in the amount of $0.3 million

Certain Covenants. The indenture governing the senior subordinated notes contains certain covenants which restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, pay dividends or make other distributions on, redeem or repurchase capital stock, make investments or other restricted payments, create liens on assets to secure debt, engage in transactions with affiliates, and effect a consolidation or merger. We are not aware of any non-compliance with any of our covenants in this indenture. We could be materially harmed if we violate any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, the letter of credit facilities and the real estate mortgages resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Senior Credit Facility

On April 22, 2015, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The Credit Facility has been extended through April 30, 2020 (“Maturity Date”). In connection with this amendment and restatement, we paid fees in the amount of $0.6 million. These fees will be amortized over the term of the Credit Facility as interest expense. At April 29, 2017, we had outstanding borrowings of $64.1 million under the Credit Facility. At January 28, 2017, we had outstanding borrowings of $22.5 million under the Credit Facility.

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

Letter of Credit Facilities

As of April 29, 2017, we maintained one U.S. dollar letter of credit facility totaling $30.0 million. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

At April 29, 2017 and January 28, 2017, there was $19.2 million available under the existing letter of credit facilities.

Real Estate Mortgage Loans

In November 2016, we paid off our existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $21.7 million mortgage loan. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $112,000, based on a 25-year amortization with the outstanding principal due at maturity. At April 29, 2017, the balance of the real estate mortgage loan totaled $21.3 million, net of discount, of which $541,000 is due within one year.

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

In November 2016, we amended the mortgage to increase the amount to $13.2 million. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $68,000, based on a 25-year amortization with the outstanding principal due at maturity. At April 29, 2017, the balance of the real estate mortgage loan totaled $13.0 million, net of discount, of which approximately $330,000 is due within one year.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three months ended April 29, 2017.

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

The notional amounts outstanding of foreign exchange forward contracts were $12.5 million and $15.0 million at April 29, 2017 and January 28, 2017, respectively. Such contracts expire through January 2018.

Accumulated other comprehensive loss included a net deferred loss for Hedging Instruments in the amount of $0.5 million and $0.2 million at April 29, 2017 and January 28, 2017, respectively. The net deferred loss will be reclassified from accumulated other comprehensive loss to costs of goods sold during the next twelve months when the inventory is sold.

The total gain relating to hedging instruments reclassified to earnings during the first quarter of fiscal 2018 was $41,000. There was no gain or loss relating to hedging instruments reclassified to earnings during the first quarter of fiscal 2017.

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

Item 4: Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 29, 2017 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Other than the changes noted above there have been no other changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Purchased under the Plans or Programs
April 2, 2017 to April 29, 2017	25,241	(1)	$21.12	—	$9,215,045

(1)	Represents shares withheld to pay statutory income taxes resulting from vesting of restricted shares.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Exhibit Description	Where Filed

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to Section 1350	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to Section 1350	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

June 6, 2017	By: /S/ DAVID RATTNER
David Rattner, Chief Financial Officer
(Principal Financial Officer)