Form 10-Q
period 2017-07-29
PERRY ELLIS INTERNATIONAL, INC
filed 2017-08-31
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 29, 2017

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

The number of shares outstanding of the registrant’s common stock is 15,712,678 (as of August 23, 2017).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:
Condensed Consolidated Balance Sheets (Unaudited) as of July 29, 2017 and January 28, 2017	1
Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended July 29, 2017 and July 30, 2016	2
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six months ended July 29, 2017 and July 30, 2016	3
Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended July 29, 2017 and July 30, 2016	4
Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3:
Quantitative and Qualitative Disclosures About Market Risk	33

Item 4:
Controls and Procedures	34

PART II: OTHER INFORMATION

Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6:
Exhibits	36

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	July 29, 2017	January 28, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$23,812	$30,695
Investments, at fair value	28,870	10,921
Accounts receivable, net	131,455	140,240
Inventories	131,197	151,251
Prepaid income taxes	—	1,647
Prepaid expenses and other current assets	6,819	6,462

Total current assets	322,153	341,216

Property and equipment, net	59,272	61,835
Other intangible assets, net	186,633	187,051
Deferred income tax	462	334
Other assets	2,226	2,269

TOTAL	$570,746	$592,705

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$69,358	$92,843
Accrued expenses and other liabilities	25,906	20,861
Accrued interest payable	1,407	1,450
Accrued income taxes payable	1,334	—
Unearned revenues	3,579	2,710

Total current liabilities	101,584	117,864

Senior subordinated notes payable, net	49,744	49,673
Senior credit facility	—	22,504
Real estate mortgages	33,153	33,591
Other long-term liabilities	19,358	18,271
Deferred income taxes	36,572	37,115

Total long-term liabilities	138,827	161,154

Total liabilities	240,411	279,018

Commitment and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,762,678 shares issued and outstanding as of July 29, 2017 and 15,530,273 shares issued and outstanding as of January 28, 2017	158	155
Additional paid-in-capital	149,992	147,300
Retained earnings	190,077	176,327
Accumulated other comprehensive loss	(8,955)	(10,095)

Total	331,272	313,687

Treasury stock at cost; 50,000 as of July 29, 2017 and no shares as of January 28, 2017	(937)	—

Total equity	330,335	313,687

TOTAL	$570,746	$592,705

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Revenues:
Net sales	$198,394	$193,341	$432,217	$444,216
Royalty income	8,215	8,312	16,482	18,731

Total revenues	206,609	201,653	448,699	462,947
Cost of sales	130,129	127,822	281,131	294,032

Gross profit	76,480	73,831	167,568	168,915

Operating expenses:
Selling, general and administrative expenses	68,412	72,654	139,611	142,588
Depreciation and amortization	3,496	3,716	6,964	7,183

Total operating expenses	71,908	76,370	146,575	149,771

Operating income (loss)	4,572	(2,539)	20,993	19,144
Interest expense	1,869	1,889	3,825	3,914

Net income (loss) before income taxes	2,703	(4,428)	17,168	15,230
Income tax provision (benefit)	1,724	(863)	3,418	4,545

Net income (loss)	$979	$(3,565)	$13,750	$10,685

Net income (loss) per share:
Basic	$0.06	$(0.24)	$0.91	$0.72

Diluted	$0.06	$(0.24)	$0.90	$0.71

Weighted average number of shares outstanding
Basic	15,075	14,953	15,042	14,882
Diluted	15,289	14,953	15,296	15,139

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net income (loss)	$979	$(3,565)	$13,750	$10,685
Other Comprehensive income:
Foreign currency translation adjustments, net	1,273	(3,093)	1,552	(1,430)
Unrealized gain on pension liability, net of tax	—	155	—	310
Unrealized loss on forward contract	(50)	—	(412)	—
Unrealized (loss) gain on investments	(6)	10	—	17

Total other comprehensive income (loss)	1,217	(2,928)	1,140	(1,103)

Comprehensive income (loss)	$2,196	$(6,493)	$14,890	$9,582

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	July 29, 2017	July 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,750	$10,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,130	7,382
Provision for bad debts	1,686	478
Amortization of debt issue cost	202	205
Amortization of premiums and discounts	53	28
Amortization of unrealized (gain) loss on pension liability	—	310
Deferred income taxes	(671)	1,042
Share-based compensation	3,425	3,786
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	8,527	10,087
Inventories	21,342	47,604
Prepaid income taxes	1,611	1,874
Prepaid expenses and other current assets	(300)	110
Other assets	(85)	37
Accounts payable and accrued expenses	(19,746)	(51,626)
Accrued interest payable	(43)	(34)
Income taxes payable	1,418	344
Unearned revenues and other liabilities	2,021	3,469
Deferred pension obligation	—	99

Net cash provided by operating activities	40,320	35,880

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,901)	(6,609)
Purchases of investments	(28,124)	(9,039)
Proceeds from investment maturities	10,136	5,205

Net cash used in investing activities	(21,889)	(10,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	141,588	179,380
Payments on senior credit facility	(164,092)	(207,273)
Payments on real estate mortgages	(435)	(423)
Purchase of treasury shares	(937)	—
Payments for employee taxes on shares withheld	(753)	(946)
Payments on capital leases	(140)	(129)
Proceeds from exercise of stock options	23	5

Net cash used in financing activities	(24,746)	(29,386)

Effect of exchange rate changes on cash and cash equivalents	(568)	(71)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,883)	(4,020)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,695	31,902

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,812	$27,882

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	July 29, 2017	July 30, 2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,613	$3,715

Income taxes	$771	$700

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$138	$407

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is part of the FASB’s Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the provisions of ASU 2016-09 in the first quarter of fiscal 2018 using a modified retrospective approach. For the three months ended April 29, 2017, the Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete item. Given the Company’s valuation allowance position, there was no net tax expense or benefit recognized as a result of the adoption of ASU 2016-09. Furthermore, there was no change to retained earnings with respect to excess tax benefits due to the Company’s valuation allowance position. The effect on the condensed consolidating statement of cash flows for the six months ended July 30, 2016, as a result of this adoption, is an increase of approximately $0.9 million in cash provided by operating activities, with a corresponding increase of approximately $0.9 million in cash used in financing activities from the previously reported amounts.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic718): Scope of Modification Accounting,” which amends the scope of modification accounting for share-based payment arrangements. This update provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The guidance is required to be applied prospectively to an award modified on or after the adoption date. The Company will apply this guidance to any future changes made to the terms or conditions, of share-based payment awards, after adoption. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception,” which is intended to reduce the complexity of accounting for certain financial instruments with down round features and address the difficulty of accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	July 29, 2017	January 28, 2017
	(in thousands)
Trade accounts	$144,757	$151,370
Royalties	5,293	6,659
Other receivables	1,153	712

Total	151,203	158,741
Less: allowances	(19,748)	(18,501)

Total	$131,455	$140,240

4. INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or market. Cost principally consists of the purchase price, customs, duties, freight, and commissions to buying agents.

Inventories consisted of the following as of:

	July 29, 2017	January 28, 2017
	(in thousands)
Finished goods	$131,197	$151,251

5. INVESTMENTS

The Company’s investments at July 29, 2017 and January 28, 2017 include marketable securities and certificates of deposit with maturity dates less than one year. Marketable securities consist of corporate and government bonds. Investments are stated at fair value. The estimated fair value of the marketable securities is based on quoted prices in an active market.

Investments consisted of the following as of July 29, 2017:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Marketable securities	$22,752	$—	$(11)	$22,741
Certificates of deposit	6,130	—	(1)	6,129

Total investments	$28,882	$—	$(12)	$28,870

Investments consisted of the following as of January 28, 2017:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Marketable securities	$3,258	$—	$(8)	$3,250
Certificates of deposit	7,675	—	(4)	7,671

Total investments	$10,933	$—	$(12)	$10,921

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	July 29, 2017	January 28, 2017
	(in thousands)
Furniture, fixtures and equipment	$94,973	$91,639
Buildings and building improvements	21,295	21,359
Vehicles	537	523
Leasehold improvements	48,215	48,799
Land	9,430	9,430

Total	174,450	171,750
Less: accumulated depreciation and amortization	(115,178)	(109,915)

Total	$59,272	$61,835

The above table of property and equipment includes assets held under capital leases as of:

	July 29, 2017	January 28, 2017
	(in thousands)
Furniture, fixtures and equipment	$810	$810
Less: accumulated depreciation and amortization	(587)	(452)

Total	$223	$358

For the three months ended July 29, 2017 and July 30, 2016, depreciation and amortization expense relating to property and equipment amounted to $3.4 million and $3.6 million, respectively. For the six months ended July 29, 2017 and July 30, 2016, depreciation and amortization expense relating to property and equipment amounted to $6.7 million and $6.9 million, respectively. These amounts include amortization expense for leased property under capital leases.

7. OTHER INTANGIBLE ASSETS

Trademarks

Trademarks included in other intangible assets, net, are considered indefinite-lived assets and totaled $184.1 million at July 29, 2017 and January 28, 2017.

Other

Other intangible assets represent customer lists as of:

	July 29, 2017	January 28, 2017
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(5,962)	(5,545)

Total	$2,488	$2,905

For the three months ended July 29, 2017 and July 30, 2016, amortization expense relating to customer lists amounted to approximately $0.2 million for each of the periods. For the six months ended July 29, 2017 and July 30, 2016, amortization expense relating to customer lists amounted to $0.4 million for each of the periods. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the table sets forth the estimated amortization expense for future periods based on recorded amounts as of January 28, 2017:

(in thousands)
2018	$835
2019	$793
2020	$734
2021	$543

8. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consisted of the following as of:

	July 29, 2017	January 28, 2017
	(in thousands)
Total letter of credit facilities	$30,000	$30,000
Outstanding letters of credit	(10,727)	(10,788)

Total credit available	$19,273	$19,212

9. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $3.8 million and $3.7 million for the three months ended July 29, 2017 and July 30, 2016, respectively, and $7.8 million and $8.0 million for the six months ended July 29, 2017 and July 30, 2016, respectively, and are included in selling, general and administrative expenses.

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

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(in thousands, except per share data)
Numerator:
Net income (loss)	$979	$(3,565)	$13,750	$10,685

Denominator:
Basic-weighted average shares	15,075	14,953	15,042	14,882
Dilutive effect: equity awards	214	—	254	257

Diluted-weighted average shares	15,289	14,953	15,296	15,139

Basic income (loss) per share	$0.06	$(0.24)	$0.91	$0.72

Diluted income (loss) per share	$0.06	$(0.24)	$0.90	$0.71

Antidilutive effect:(1)	404	1,103	398	604

(1)	Represents weighted average of stock options to purchase shares of common stock, SARS and restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

11. EQUITY

The following table reflects the changes in equity:

Changes in Equity
(in thousands)
Equity at January 28, 2017	$313,687
Comprehensive income	14,890
Share transactions under employee equity compensation plans	2,695
Purchase of treasury stock	(937)

Equity at July 29, 2017	$330,335

Equity at January 30, 2016	$291,481
Comprehensive income	9,582
Share transactions under employee equity compensation plans	2,845

Equity at July 30, 2016	$303,908

The Board of Directors has authorized the Company to purchase, from time to time and as market and business conditions warrant, up to $70 million of our common stock for cash in the open market or in privately negotiated transactions through October 31, 2017. Although The Board of Directors allocated a maximum of $70 million to carry out the program, the Company is not obligated to purchase any specific number of outstanding shares and reevaluates the program on an ongoing basis.

During the second quarter of fiscal 2018, the Company repurchased 50,000 shares of common stock at a cost of $0.9 million. There were no treasury shares outstanding as of January 28, 2017. Total purchases under the plan to date amount to approximately $61.7 million.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, net of tax:

	Unrealized (Loss) Gain on Pension Liability	Foreign Currency Translation Adjustments, Net	Unrealized (Loss) Gain on Investments	Unrealized (Loss) Gain on Forward Contract	Total
	(in thousands)
Balance, January 28, 2017	$—	$(9,902)	$(12)	$(181)	$(10,095)
Other comprehensive income (loss) before reclassifications	—	1,552	—	(404)	1,148
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(8)	(8)

Balance, July 29, 2017	$—	$(8,350)	$(12)	$(593)	$(8,955)

	Unrealized (Loss) Gain on Pension Liability	Foreign Currency Translation Adjustments, Net	Unrealized (Loss) Gain on Investments	Total
	(in thousands)
Balance, January 30, 2016	$(7,368)	$(7,131)	$(9)	$(14,508)
Other comprehensive (loss) income before reclassifications	—	(1,430)	17	(1,413)
Amounts reclassified from accumulated other comprehensive loss	310	—	—	310

Balance, July 30, 2016	$(7,058)	$(8,561)	$8	$(15,611)

A summary of the impact on the condensed consolidated statements of operations line items is as follows:

		Three Months Ended
	Statement of Operations Location	July 29, 2017	July 30, 2016
Amortization of defined benefit pension items actuarial gains	Selling, general and administrative expenses	$—	$155
Forward contract loss reclassified from accumulated other comprehensive loss to income	Cost of goods sold	33	—

Total, net of tax		$33	$155

		Six Months Ended
	Statement of Operations Location	July 29, 2017	July 30, 2016
Amortization of defined benefit pension items actuarial gains	Selling, general and administrative expenses	$—	$310
Forward contract gain reclassified from accumulated other comprehensive loss to income	Cost of goods sold	(8)	—

Total, net of tax		$(8)	$310

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

For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents at inception the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company will formally assess at least quarterly whether the financial instruments used in hedging are “highly effective” at offsetting changes in cash flows of the related underlying exposures. For purposes of assessing hedge effectiveness, the Company uses the forward method, and assesses effectiveness based on the changes in both spot and forward points of the hedging instrument. If and when a derivative is no longer expected to be “highly effective,” hedge accounting is discontinued and hedge ineffectiveness, if any, is included in current period earnings. As of July 29, 2017, there was no hedge ineffectiveness.

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

Derivatives Designated As Hedging Instruments	Balance sheet location	July 29, 2017	January 28, 2017
		(in thousands)
Foreign currency forward exchange contract (inventory purchases)	Accounts Payable	$593	$181

Total		$593	$181

The following table summarizes the effect and classification of the Company’s Hedging Instruments.

		Three Months Ended		Six Months Ended
Derivatives Designated As Hedging Instruments	Statement of Operations Location	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
		(in thousands)		(in thousands)
Foreign currency forward exchange contract (inventory purchases):
Loss (gain) reclassified from accumulated other comprehensive loss to income	Cost of goods sold	$33	$—	$(8)	$—

		$33		$(8)

The notional amounts outstanding of foreign exchange forward contracts were $15.1 million and $15.0 million at July 29, 2017 and January 28, 2017, respectively. Such contracts expire through July 2018.

Accumulated other comprehensive loss included a net deferred loss for Hedging Instruments in the amount of $0.6 million and $0.2 million at July 29, 2017 and January 28, 2017, respectively. The net deferred loss will be reclassified from accumulated other comprehensive loss to costs of goods sold during the next twelve months when the inventory is sold.

14. INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2011 through fiscal 2018 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to open tax years from fiscal 2006 through fiscal 2017, depending on each state’s particular statute of limitation. As of July 29, 2017, the examination by the Internal Revenue Service for the Company’s 2011, 2012, and 2013 U.S. federal tax years is still ongoing. During fiscal 2017, the Company received a Notice of Proposed Adjustment from the Internal Revenue Service, which proposed adjustments to taxable income for fiscal 2011, 2012 and 2013 of $6.1 million, $5.3 million and $6.8 million, respectively. During the three months ended July 29, 2017, the Company engaged in further conversations with the Internal Revenue Service concerning the proposed adjustments. Based upon those conversations, the Company has established a reserve of $1 million for the amount it would be willing to pay to settle the issue. While the Company still believes its position would be sustained upon appeal or, if necessary, through litigation, it has made this determination based upon the desire to reach an ultimate resolution and limit the costs associated with continuing the examination. Furthermore, various other state and local income tax returns are also under examination by taxing authorities.

The Company has a $1.2 million liability recorded for unrecognized tax benefits as of January 28, 2017, which includes interest and penalties of $0.3 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three and six months ended July 29, 2017, the total amount of unrecognized tax benefits increased by approximately $5.0 million and $5.0 million, respectively. The change to the total amount of the unrecognized tax benefit for the three and six months ended July 29, 2017 included an increase in interest and penalties of approximately $171,000 and $187,000, respectively. The amount of the unrecognized tax benefits, if recognized, that would affect the Company’s effective tax rate as of January 28, 2017 and July 29, 2017 is $1.2 million and $2.3 million, respectively.

The Company currently anticipates a resolution within the next twelve months for the unrecognized tax benefits relating to the Internal Revenue Service Proposed Adjustment, but does not currently anticipate a resolution for any of the remaining unrecognized tax benefits as of July 29, 2017. The statute of limitations related to the Company’s fiscal 2011, 2012, 2013, and 2014 U.S. federal tax years has been extended as part of the examination and is expected to lapse within the next twelve months.

At the end of fiscal 2017, the Company maintained a $38.6 million valuation allowance against its remaining domestic deferred tax asset; including, but not limited to, the federal net operating loss carryforward and the U.S. state net operating loss carryforwards, whose utilization is not restricted by factors beyond the Company’s control. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. An accumulation of recent pretax losses is considered strong negative evidence in that evaluation. Although the Company recognized pretax earnings through the six months ended July 29, 2017, by itself that does not represent sufficient positive evidence that a deferred tax asset will be realized to warrant removing the valuation allowances established against the U.S. deferred tax assets. Additionally, the Company’s cumulative domestic pretax results for the past 36 months still remain in a loss position. The Company would be able to remove the valuation allowances in future periods when positive evidence outweighs the negative evidence from the relevant look-back period. Deferred tax assets without valuation allowances remain in certain foreign tax jurisdictions, where supported by the evidence.

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

On March 16, 2017, the Board of Directors unanimously adopted an amendment and restatement of the 2015 Plan (as amended and restated, the “Amended Plan”). The Amended Plan increases the number of shares available for grants by an additional 1,400,000 shares to an aggregate of 7,650,000 shares of common stock and makes other clarifications and technical revisions designed primarily to improve administration and ensure compliance with recent changes in the law including Internal Revenue Code Section 409A. Other than the amendments noted above, the Amended Plan generally contains the same features, terms and conditions as the 2015 Plan. The amendment was approved by the shareholders at the Company’s 2017 annual meeting.

During the first and second quarters of fiscal 2018, the Company granted an aggregate of 72,307 and 10,681 shares of restricted stock to certain key employees, which vest primarily over a three-year period, at an estimated value of $1.5 million and $0.2 million, respectively. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

Also, during the second quarter of fiscal 2018, the Company awarded to five directors an aggregate of 28,995 shares of restricted stock. The restricted stock vests primarily over a one-year period, at an estimated value of $0.6 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the first quarter of fiscal 2018, the Company granted performance based restricted stock to certain key employees. Such stock generally vests 100% in April 2020, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. A total of 154,401 shares of performance-based restricted stock were issued at an estimated value of $3.3 million.

During the first quarter of fiscal 2018, the Company granted an aggregate of 10,953 shares of restricted stock units to a key employee, that vest primarily over a three-year period, at an estimated value of $0.2 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the first and second quarters of fiscal 2018, a total of 77,655 and 31,448 shares of restricted stock vested, of which 25,241 and 11,259 shares were withheld to cover the employees’ statutory income tax requirements, respectively. The estimated value of the withheld shares was $0.5 million and $0.2 million, respectively.

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$155,466	$145,148	$341,332	$343,073
Women’s Sportswear	19,718	24,136	49,457	56,625
Direct-to-Consumer	23,210	24,057	41,428	44,518
Licensing	8,215	8,312	16,482	18,731

Total revenues	$206,609	$201,653	$448,699	$462,947

Depreciation and amortization:
Men’s Sportswear and Swim	$1,786	$2,006	$3,637	$3,903
Women’s Sportswear	866	764	1,661	1,378
Direct-to-Consumer	784	889	1,550	1,785
Licensing	60	57	116	117

Total depreciation and amortization	$3,496	$3,716	$6,964	$7,183

Operating income (loss) :
Men’s Sportswear and Swim	$3,869	$(2,425)	$19,384	$14,517
Women’s Sportswear	(3,409)	(3,106)	(4,378)	(3,457)
Direct-to-Consumer	(1,960)	(2,933)	(6,061)	(6,305)
Licensing	6,072	5,925	12,048	14,389

Total operating income (loss)	$4,572	$(2,539)	$20,993	$19,144
Total interest expense	1,869	1,889	3,825	3,914

Total net income (loss) before income taxes	$2,703	$(4,428)	$17,168	$15,230

17. BENEFIT PLAN

The Company sponsored two qualified pension plans as a result of the Perry Ellis Menswear acquisition that occurred in June 2003. The plans were frozen and merged as of December 31, 2003.

During fiscal 2015, the Board of Directors resolved to terminate the pension plan. As of January 28, 2017, the Company satisfied the regulatory requirements prescribed by the Internal Revenue Service and the Pension Benefit Guaranty Corporation, and the distribution of plan assets was completed.

The following table provides the components of net benefit cost for the plan during the three and six months of fiscal 2018 and 2017:

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(in thousands)
Service cost	$—	$63	$—	$126
Interest cost	—	124	—	248
Expected return on plan assets	—	(87)	—	(174)
Amortization of net gain	—	155	—	310

Net periodic benefit cost	$—	$255	$—	$510

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

Real estate mortgages. (classified within Level 2 of the valuation hierarchy)—The carrying amounts of the real estate mortgages were approximately $34.0 million and $34.5 million at July 29, 2017 and January 28, 2017, respectively. The carrying values of the real estate mortgages at July 29, 2017 and January 28, 2017, approximate their fair values since the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 2 of the valuation hierarchy)—The carrying amounts of the 7 7/8% senior subordinated notes payable were approximately $49.7 million at July 29, 2017 and January 28, 2017. The fair value of the 7 7/8% senior subordinated notes payable was approximately $50.2 million and $50.1 million as of July 29, 2017 and January 28, 2017, respectively, based on quoted market prices.

See footnote 13 to the consolidated financial statements for disclosure of the fair value and line item caption of derivative instruments recorded in the consolidated balance sheets.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

19. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a combined, or where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of July 29, 2017 and January 28, 2017 and for the three and six months ended July 29, 2017 and July 30, 2016. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

The Company adopted the provisions of ASU 2016-09 in the first quarter of fiscal 2018 and the change was retrospectively applied to the condensed consolidating financial statements for all periods presented. The effect on the condensed consolidating statement of cash flows, as a result of the adoption, is an increase of approximately $0.9 million in cash provided by operating activities to the guarantor subsidiaries for the six months ended July 30, 2016, with a corresponding increase in cash used in financing activities to the guarantor for the respective periods from the previously reported amounts.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF JULY 29, 2017

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$8,229	$15,583	$—	$23,812
Investment, at fair value	—	—	28,870	—	28,870
Accounts receivable, net	—	103,110	28,345	—	131,455
Intercompany receivable, net	89,162	—	—	(89,162)	—
Inventories	—	107,531	23,666	—	131,197
Prepaid expenses and other current assets	—	5,978	841	—	6,819

Total current assets	89,162	224,848	97,305	(89,162)	322,153

Property and equipment, net	—	56,722	2,550	—	59,272
Other intangible assets, net	—	154,301	32,332	—	186,633
Deferred income taxes	—	—	462	—	462
Investment in subsidiaries	292,983	—	—	(292,983)	—
Other assets	—	1,641	585	—	2,226

TOTAL	$382,145	$437,512	$133,234	$(382,145)	$570,746

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$—	$56,906	$12,452	$—	$69,358
Accrued expenses and other liabilities	—	19,930	5,976	—	25,906
Accrued interest payable	1,407	—	—	—	1,407
Income taxes payable	659	583	92	—	1,334
Unearned revenues	—	3,074	505	—	3,579
Intercompany payable, net	—	76,594	18,999	(95,593)	—

Total current liabilities	2,066	157,087	38,024	(95,593)	101,584

Senior subordinated notes payable, net	49,744	—	—	—	49,744
Real estate mortgages	—	33,153	—	—	33,153
Unearned revenues and other long-term liabilities	—	19,074	284	—	19,358
Deferred income taxes	—	36,572	—	—	36,572

Total long-term liabilities	49,744	88,799	284	—	138,827

Total liabilities	51,810	245,886	38,308	(95,593)	240,411

Total equity	330,335	191,626	94,926	(286,552)	330,335

TOTAL	$382,145	$437,512	$133,234	$(382,145)	$570,746

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED JULY 29, 2017

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$172,708	$25,686	$—	$198,394
Royalty income	—	5,108	3,107	—	8,215

Total revenues	—	177,816	28,793	—	206,609
Cost of sales	—	113,243	16,886	—	130,129

Gross profit	—	64,573	11,907	—	76,480
Operating expenses:
Selling, general and administrative expenses	—	59,259	9,153	—	68,412
Depreciation and amortization	—	3,252	244	—	3,496

Total operating expenses	—	62,511	9,397	—	71,908

Operating income	—	2,062	2,510	—	4,572
Interest expense (income)	—	1,920	(51)	—	1,869

Net income before income taxes	—	142	2,561	—	2,703
Income tax provision	—	1,322	402	—	1,724

Equity in earnings of subsidiaries, net	979	—	—	(979)	—

Net income (loss)	979	(1,180)	2,159	(979)	979

Other comprehensive income	1,217	—	1,217	(1,217)	1,217

Comprehensive income (loss)	$2,196	$(1,180)	$3,376	$(2,196)	$2,196

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 29, 2017

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$379,394	$52,823	$—	$432,217
Royalty income	—	10,494	5,988	—	16,482

Total revenues	—	389,888	58,811	—	448,699
Cost of sales	—	247,170	33,961	—	281,131

Gross profit	—	142,718	24,850	—	167,568
Operating expenses:
Selling, general and administrative expenses	—	120,858	18,753	—	139,611
Depreciation and amortization	—	6,462	502	—	6,964

Total operating expenses	—	127,320	19,255	—	146,575

Operating income	—	15,398	5,595	—	20,993
Interest expense (income)	—	3,909	(84)	—	3,825

Net income before income taxes	—	11,489	5,679	—	17,168
Income tax provision	—	2,647	771	—	3,418

Equity in earnings of subsidiaries, net	13,750	—	—	(13,750)	—

Net income	13,750	8,842	4,908	(13,750)	13,750

Other comprehensive income	1,140	—	1,140	(1,140)	1,140

Comprehensive income	$14,890	$8,842	$6,048	$(14,890)	$14,890

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 30, 2016

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$394,142	$50,074	$—	$444,216
Royalty income	—	12,275	6,456	—	18,731

Total revenues	—	406,417	56,530	—	462,947
Cost of sales	—	260,705	33,327	—	294,032

Gross profit	—	145,712	23,203	—	168,915
Operating expenses:
Selling, general and administrative expenses	—	123,794	18,794	—	142,588
Depreciation and amortization	—	6,467	716	—	7,183

Total operating expenses	—	130,261	19,510	—	149,771

Operating income	—	15,451	3,693	—	19,144
Interest expense (income)	—	3,935	(21)	—	3,914

Net income before income taxes	—	11,516	3,714	—	15,230
Income tax provision	—	3,025	1,520	—	4,545

Equity in earnings of subsidiaries, net	10,685	—	—	(10,685)	—

Net income	10,685	8,491	2,194	(10,685)	10,685

Other comprehensive (loss) income	(1,103)	310	(1,413)	1,103	(1,103)

Comprehensive income	$9,582	$8,801	$781	$(9,582)	$9,582

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 29, 2017

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$1,236	$35,631	$3,453	$—	$40,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3,121)	(780)	—	(3,901)
Purchase of investments	—	—	(28,124)	—	(28,124)
Proceeds from investments maturities	—	—	10,136	—	10,136
Intercompany transactions	246	—	—	(246)	—

Net cash provided by (used in) investing activities	246	(3,121)	(18,768)	(246)	(21,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	141,588	—	—	141,588
Payments on senior credit facility	—	(164,092)	—	—	(164,092)
Payments on real estate mortgages	—	(435)	—	—	(435)
Purchase of treasury shares	(937)	—	—	—	(937)
Payments for employee taxes on shares withheld		(753)	—	—	(753)
Payments on capital leases	—	(140)	—	—	(140)
Proceeds from exercise of stock options	23	—	—	—	23
Intercompany transactions		(3,027)	3,349	(322)	—

Net cash (used in) provided by financing activities	(914)	(26,859)	3,349	(322)	(24,746)
Effect of exchange rate changes on cash and cash equivalents	(568)	—	(568)	568	(568)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	5,651	(12,534)	—	(6,883)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	2,578	28,117	—	30,695

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$8,229	$15,583	$—	$23,812

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 30, 2016

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$4,543	$29,241	$4,802	$(2,706)	$35,880

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,854)	(755)	—	(6,609)
Purchase of investments	—	—	(9,039)	—	(9,039)
Proceeds from investments maturities	—	—	5,205	—	5,205
Intercompany transactions	(4,477)	—	—	4,477	—

Net cash used in investing activities	(4,477)	(5,854)	(4,589)	4,477	(10,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	179,380	—	—	179,380
Payments on senior credit facility	—	(207,273)	—	—	(207,273)
Payments on real estate mortgages	—	(423)	—	—	(423)
Payments for employee taxes on shares withheld	—	(946)	—	—	(946)
Payments on capital leases	—	(129)	—	—	(129)
Dividends paid to stockholder	—	—	(2,706)	2,706	—
Proceeds from exercise of stock options	5	—	—	—	5
Intercompany transactions	—	9,178	(4,630)	(4,548)	—

Net cash provided by (used in) financing activities	5	(20,213)	(7,336)	(1,842)	(29,386)
Effect of exchange rate changes on cash and cash equivalents	(71)	—	(71)	71	(71)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	3,174	(7,194)	—	(4,020)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	775	31,127	—	31,902

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$3,949	$23,933	$—	$27,882

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

Forward–Looking Statements

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 28, 2017 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets and the measurement of retirement related benefits. We believe that there have been no significant changes to our critical accounting policies during the three and six months ended July 29, 2017 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 28, 2017.

Results of Operations

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income by segment, the most directly comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$155,466	$145,148	$341,332	$343,073
Women’s Sportswear	19,718	24,136	49,457	56,625
Direct-to-Consumer	23,210	24,057	41,428	44,518
Licensing	8,215	8,312	16,482	18,731

Total revenues	$206,609	$201,653	$448,699	$462,947

	Three Months Ended		Six Months Ended
Reconciliation of operating income (loss) to EBITDA	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Operating income (loss) by segment:	(in thousands)
Men’s Sportswear and Swim	$3,869	$(2,425)	$19,384	$14,517
Women’s Sportswear	(3,409)	(3,106)	(4,378)	(3,457)
Direct-to-Consumer	(1,960)	(2,933)	(6,061)	(6,305)
Licensing	6,072	5,925	12,048	14,389

Total operating income (loss)	$4,572	$(2,539)	$20,993	$19,144

Add:
Depreciation and amortization
Men’s Sportswear and Swim	$1,786	$2,006	$3,637	$3,903
Women’s Sportswear	866	764	1,661	1,378
Direct-to-Consumer	784	889	1,550	1,785
Licensing	60	57	116	117

Total depreciation and amortization	$3,496	$3,716	$6,964	$7,183

EBITDA by segment:
Men’s Sportswear and Swim	$5,655	$(419)	$23,021	$18,420
Women’s Sportswear	(2,543)	(2,342)	(2,717)	(2,079)
Direct-to-Consumer	(1,176)	(2,044)	(4,511)	(4,520)
Licensing	6,132	5,982	12,164	14,506

Total EBITDA	$8,068	$1,177	$27,957	$26,327

EBITDA margin by segment
Men’s Sportswear and Swim	3.6%	(0.3%)	6.7%	5.4%
Women’s Sportswear	(12.9%)	(9.7%)	(5.5%)	(3.7%)
Direct-to-Consumer	(5.1%)	(8.5%)	(10.9%)	(10.2%)
Licensing	74.6%	72.0%	73.8%	77.4%
Total EBITDA margin	3.9%	0.6%	6.2%	5.7%

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

The following is a discussion of the results of operations for the three and six month periods ended July 29, 2017 of the fiscal year ending February 3, 2018 (“fiscal 2018”) compared with the three and six month periods ended July 30, 2016 of the fiscal year ended January 28, 2017 (“fiscal 2017”).

Results of Operations—three and six months ended July 29, 2017 compared to the three and six months ended July 30, 2016.

Net sales. Men’s Sportswear and Swim net sales for the three months ended July 29, 2017 were $155.5 million, an increase of $10.4 million, or 7.2%, from $145.1 million for the three months ended July 30, 2016. The net sales increase was attributed to strong sell through rates throughout the spring season and some movement up in shipments that were originally anticipated for third quarter. Of particular strength were our core brands, specifically Perry Ellis, Original Penguin, Nike and golf apparel businesses.

Men’s Sportswear and Swim net sales for the six months ended July 29, 2017 were $341.3 million, a decrease of $1.8 million, or 0.5%, from $343.1 million for the six months ended July 30, 2016. Although we had an increase in the second quarter, it was offset by our customer’s preference to receive product closer to their needs resulting in a shift in sales from the first half of the year to the second half. The decrease was partially offset by increases in our Perry Ellis, Original Penguin, golf lifestyle apparel business, Nike swim, and other core global brands as described above.

Women’s Sportswear net sales for the three months ended July 29, 2017 were $19.7 million, a decrease of $4.4 million, or 18.3%, from $24.1 million for the three months ended July 30, 2016. The net sales decrease was attributed primarily to planned reductions as we continue to focus on re-launching the Laundry brand, as well as, a shift in planned sales from the second quarter to the third quarter.

Women’s Sportswear net sales for the six months ended July 29, 2017 were $49.5 million, a decrease of $7.1 million, or 12.5%, from $56.6 million for the six months ended July 30, 2016. The net sales decrease was primarily due to planned reductions in Laundry as we work on the re-launch of the brand. The decrease was partially offset by increases in Rafaella driven by the earlier timing of spring shipments.

Direct-to-Consumer net sales for the three months ended July 29, 2017 were $23.2 million, a decrease of $0.9 million, or 3.7%, from $24.1 million for the three months ended July 30, 2016. The decrease was driven by ten store closings since the second quarter of fiscal 2017, partially offset by a 5% increase in e-commerce. Comparable same store sales remained flat while comparable margins increased 4% due to strong consumer response to our product assortments.

Direct-to-Consumer net sales for the six months ended July 29, 2017 were $41.4 million, a decrease of $3.1 million, or 7.0%, from $44.5 million for the six months ended July 30, 2016. The decrease was driven by a retail stores sales decline of 1.9% in comparable same store sales for the direct-to-consumer business, coupled with ten fewer stores as compared to the prior period.

Royalty income. Royalty income for the three months ended July 29, 2017 was $8.2 million, a decrease of $0.1 million, or essentially flat, from $8.3 million for the three months ended July 30, 2016.

Royalty income for the six months ended July 29, 2017 was $16.5 million, a decrease of $2.2 million, or 11.8%, from $18.7 million for the six months ended July 30, 2016. Royalty income decreases were attributed to the transition of two of our licensed partners; one brought in-house and one to a new licensing partnership.

Gross profit. Gross profit was $76.5 million for the three months ended July 29, 2017, an increase of $2.7 million, or 3.7%, from $73.8 million for the three months ended July 30, 2016. This increase is attributed to a strong sales performance by our core brands coupled with strong inventory management.

Gross profit was $167.6 million for the six months ended July 29, 2017, a decrease of $1.3 million, or 0.8%, from $168.9 million for the six months ended July 30, 2016. This decrease is attributed to the sales reductions described above and the factors described within the gross profit margin section below.

Gross profit margin. As a percentage of total revenue, gross profit margins were 37.0% for the three months ended July 29, 2017, as compared to 36.6% for the three months ended July 30, 2016, an expansion of 40 basis points. The expansion was driven by stronger product margins in our men’s collection, golf apparel, Nike and direct-to-consumer businesses.

For the six months ended July 29, 2017, gross profit margins were 37.3% as a percentage of total revenue as compared to 36.5% for the six months ended July 30, 2016, an expansion of 80 basis points. The increase is attributed to the disciplined management of inventory across all channels, increased sales of higher margin core brands and efficiencies achieved within our supply chain infrastructure. Additionally, our direct-to-consumer gross profit margin increased due to improved pricing strategies and a move away from highly promotional events.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended July 29, 2017 were $68.4 million, a decrease of $4.3 million, or 5.9%, from $72.7 million for the three months ended July 30, 2016. The decrease was attributed primarily to reduced employee expenses resulting from our continued focus on our core infrastructure. Additionally, during three months ended July 30, 2016, we had a required acceleration of compensation costs relating to the new contract for our executive chairman, which was not repeated in the comparable period of 2017.

Selling, general and administrative expenses for the six months ended July 29, 2017 were $139.6 million, a decrease of $3.0 million, or 2.1%, from $142.6 million for the six months ended July 30, 2016. The decrease was attributed primarily to reduced employee expenses resulting from our continued focus on our core infrastructure, and during three months ended July 30, 2016, we had a required acceleration of compensation costs relating to the new contract for our executive chairman.

EBITDA. Men’s Sportswear and Swim EBITDA margin for the three months ended July 29, 2017 increased 390 basis points to 3.6% from (0.3%) for the three months ended July 30, 2016. The EBITDA margin was favorably impacted by sourcing efficiencies and strong performance of our core brands, specifically Perry Ellis, Original Penguin, Nike and golf apparel businesses.

Men’s Sportswear and Swim EBITDA margin for the six months ended July 29, 2017 increased 130 basis points to 6.7%, from 5.4% for the six months ended July 30, 2016. The EBITDA margin was favorably impacted by sourcing efficiencies and the strong sales performance of our core brands, specifically Perry Ellis, Original Penguin, Nike and golf apparel businesses.

Women’s Sportswear EBITDA margin for the three months ended July 29, 2017 decreased 320 basis points to (12.9%) from (9.7%) for the three months ended July 30, 2016. The EBITDA margin was unfavorably impacted by planned reductions and shifts in sales as discussed above.

Women’s Sportswear EBITDA margin for the six months ended July 29, 2017 decreased 180 basis points to (5.5%) from (3.7%) for the six months ended July 30, 2016. The EBITDA margin was unfavorably impacted by the decrease in net sales described above. As a result of this decrease in revenue, we were not able to realize favorable leverage in selling, general and administrative expenses.

Direct-to-Consumer EBITDA margin for the three months ended July 29, 2017 increased 340 basis points to (5.1%) from (8.5%) for the three months ended July 30, 2016. The EBITDA margin was favorably impacted by the product sales mix as we focus to be less dependent on everyday promotions.

Direct-to-Consumer EBITDA margin for the six months ended July 29, 2017 decreased 70 basis points to (10.9%), from (10.2%) for the six months ended July 30, 2016. The EBITDA margin was unfavorably impacted by the decrease in revenue from our stores, as described above.

Licensing EBITDA margin for the three months ended July 29, 2017 increased 260 basis points to 74.6%, from 72.0% for the three months ended July 30, 2016. The EBITDA margin was favorably impacted by reductions in selling, general and administrative expenses associated with the licensing segment.

Licensing EBITDA margin for the six months ended July 29, 2017 decreased 360 basis points to 73.8%, from 77.4% for the six months ended July 30, 2016. The EBITDA margin was unfavorably impacted by the decrease in royalty income described above.

Depreciation and amortization. Depreciation and amortization for the three months ended July 29, 2017, was $3.5 million, a decrease of $0.2 million, or 5.4% from $3.7 million for the three months ended July 30, 2016. The decrease is primarily reflected in the direct-to-consumer segment as a result of ten store closures since the second half of fiscal 2017.

Depreciation and amortization for the six months ended July 29, 2017, was $7.0 million, a decrease of $0.2 million, or 2.8%, from $7.2 million for the six months ended July 30, 2016. The decrease is primarily reflected in the direct-to-consumer segment as a result of ten store closures since the second half of fiscal 2017.

Interest expense. Interest expense for the three months ended July 29, 2017 and the three months ended July 30, 2016 remained flat at $1.9 million. Interest expense for the six months ended July 29, 2017 was $3.8 million, a decrease of $0.1 million, or 2.6%, from $3.9 million for the six months ended July 30, 2016. This decrease was attributed to the lower average amount borrowed on our credit facility as compared to the prior year period.

Income taxes. The income tax expense for the three months ended July 29, 2017, was $1.7 million, an increase of $2.6 million, as compared to a tax benefit of $0.9 million for the three months ended July 30, 2016. For the three months ended July 29, 2017, our effective tax rate was 63.8% as compared to 19.5% for the three months ended July 30, 2016. This increase is attributed to the net impact of the increase in the reserve for uncertain tax positions associated with our Internal Revenue Service examination in the amount of $1 million, as well as, the current year impact of the valuation allowance on domestic taxes and a change in the ratio of income between domestic and foreign operations, of which the domestic operations are taxed at higher statutory tax rates. The income tax expense for the six months ended July 29, 2017, was $3.4 million, a decrease of $1.1 million, as compared to $4.5 million for the six months ended July 30, 2016. For the six months ended July 29, 2017, our effective tax rate was 19.9% as compared to 29.8% for the six months ended July 30, 2016. The overall change in the effective tax rate is attributed to the current year impact of the valuation allowance on domestic taxes and a change in the ratio of income between domestic and foreign operations, of which the domestic operations are taxed at higher statutory tax rates.

Net income (loss). Net income for the three months ended July 29, 2017 was $1.0 million, an increase of $4.6 million, or 127.8%, as compared to a net loss of $3.6 million for the three months ended July 30, 2016. Net income for the six months ended July 29, 2017 was $13.8 million, an increase of $3.1 million, or 29.0%, as compared to $10.7 million for the six months ended July 30, 2016. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions, and capital expenditures. We believe that our working capital requirements will increase for next year as we continue to expand internationally. As of July 29, 2017, our total working capital was $220.6 million as compared to $223.4 million as of January 28, 2017 and $208.3 million as of July 30, 2016. We believe that our cash flows from operations, availability under our senior credit facility and remaining letter of credit facilities are sufficient to meet our working capital needs and capital expenditure needs over the next year.

We consider the undistributed earnings of our foreign subsidiaries as of July 29, 2017, to be indefinitely reinvested and, accordingly, no United States income taxes have been provided thereon. As of July 29, 2017, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $15.6 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Net cash provided by operating activities was $40.3 million for the six months ended July 29, 2017, as compared to cash provided by operating activities of $35.9 million for the six months ended July 30, 2016.

The cash provided by operating activities for the six months ended July 29, 2017, is primarily attributable to a decreased inventory of $21.3 million, due to improved inventory management, a decrease in accounts receivable of $8.5 million, an increased income taxes payable of $1.4 million and an increase in unearned revenues of $2.0 million, as well as a decrease in prepaid income taxes of $1.6 million. This was partially offset by a decrease in accounts payable and accrued expenses of $19.7 million. Our inventory turnover ratio increased to 4.0 as compared to 3.6 in the prior period because of our continued focus on inventory management.

The cash provided by operating activities for the six months ended July 30, 2016, is primarily attributable to a decrease in accounts receivable of $10.1 million, decreased inventory of $47.6 million due to improved inventory management, an increase in unearned revenues and other liabilities of $3.5 million, as well as a decrease in prepaid income taxes of $1.9 million. This was partially offset by a decrease in accounts payable and accrued expenses of $51.6 million.

Net cash used in investing activities was $21.9 million for the six months ended July 29, 2017 as compared to cash used in investing activities of $10.4 million for the six months ended July 30, 2016. The net cash used in investing activities during the first six months of fiscal 2018 primarily reflects the purchase of investments of $28.1 million and the purchase of property and equipment of $3.9 million primarily for leasehold improvements and store fixtures; offset by the proceeds from the maturities of investments in the amount of $10.1 million.

We anticipate capital expenditures during the remainder of fiscal 2018 of $8.0 million to $9.0 million in new office leasehold improvements, technology, systems, retail store leasehold improvements, and other expenditures.

Net cash used in investing activities was $10.4 million for the six months ended July 30, 2016. The net cash used in investing activities during the first six months of fiscal 2017 primarily reflects the purchase of investments of $9.0 million and the purchase of property and equipment of $6.6 million primarily for leasehold improvements and store fixtures; offset by the proceeds from the maturities of investments in the amount of $5.2 million.

Net cash used in financing activities was $24.7 million for the six months ended July 29, 2017 as compared to cash used in financing activities of $29.4 million for the six months ended July 30, 2016. The net cash used during the first six months of fiscal 2018 primarily reflects net payments on our senior credit facility of $22.5 million, purchase of treasury shares of $0.9 million, payments for employee taxes on shares withheld upon vesting of $0.8 million, payments of $0.4 million on our mortgage loans and payments on capital leases of $0.1 million.

Net cash used in financing activities was $29.4 million for the six months ended July 30, 2016. The net cash used during the first six months of fiscal 2017 primarily reflects net payments on our senior credit facility of $27.9 million, payments for employee taxes on shares withheld upon vesting of $0.9 million, payments of $0.4 million on our mortgage loans and payments on capital leases of $0.1 million.

Our Board of Directors has authorized us to purchase, from time to time and as market and business conditions warrant, up to $70 million of our common stock for cash in the open market or in privately negotiated transactions through October 31, 2017. Although our Board of Directors allocated a maximum of $70 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis

During the second quarter of fiscal 2018, we repurchased 50,000 shares of common stock at a cost of $0.9 million. There were no treasury shares outstanding as of January 28, 2017. Total purchases under the plan to date amount to approximately $61.7 million.

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

On April 6, 2015, we elected to call for the partial redemption of $100 million of our $150 million 7 7⁄8% senior subordinated notes due 2019 and a notice of redemption was sent to all registered holders of the senior subordinated notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, we completed the redemption of the $100 million of our senior subordinated notes. We incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption, including the redemption premium as well as the write-off of note issuance costs. At July 29, 2017 and January 28, 2017, the balance of the 7 7⁄8% senior subordinated notes totaled $49.7 million, net of debt issuance costs in the amount of $0.3 million

Certain Covenants. The indenture governing the senior subordinated notes contains certain covenants which restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, pay dividends or make other distributions on, redeem or repurchase capital stock, make investments or other restricted payments, create liens on assets to secure debt, engage in transactions with affiliates, and effect a consolidation or merger. We are not aware of any non-compliance with any of our covenants in this indenture. We could be materially harmed if we violate any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, the letter of credit facilities and the real estate mortgages resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Senior Credit Facility

On April 22, 2015, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The Credit Facility has been extended through April 30, 2020 (“Maturity Date”). In connection with this amendment and restatement, we paid fees in the amount of $0.6 million. These fees will be amortized over the term of the Credit Facility as interest expense. At July 29, 2017, we had no outstanding borrowings under the Credit Facility. At January 28, 2017, we had outstanding borrowings of $22.5 million under the Credit Facility.

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

Letter of Credit Facilities

As of July 29, 2017, we maintained one U.S. dollar letter of credit facility totaling $30.0 million. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

At July 29, 2017 and January 28, 2017, there was $19.3 million and $19.2 million, respectively, available under the existing letter of credit facilities.

Real Estate Mortgage Loans

In November 2016, we paid off our existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $21.7 million mortgage loan. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $112,000, based on a 25-year amortization with the outstanding principal due at maturity. At July 29, 2017, the balance of the real estate mortgage loan totaled $21.1 million, net of discount, of which $546,000 is due within one year.

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

In November 2016, we amended the mortgage to increase the amount to $13.2 million. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $68,000, based on a 25-year amortization with the outstanding principal due at maturity. At July 29, 2017, the balance of the real estate mortgage loan totaled $12.9 million, net of discount, of which approximately $333,000 is due within one year.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and six months ended July 29, 2017.

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

The notional amounts outstanding of foreign exchange forward contracts were $15.1 million and $15.0 million at July 29, 2017 and January 28, 2017, respectively. Such contracts expire through July 2018.

Accumulated other comprehensive loss included a net deferred loss for Hedging Instruments in the amount of $0.6 million and $0.2 million at July 29, 2017 and January 28, 2017, respectively. The net deferred loss will be reclassified from accumulated other comprehensive loss to costs of goods sold during the next twelve months when the inventory is sold.

The total gain (loss) relating to hedging instruments reclassified to earnings during the first and second quarter of fiscal 2018 was $41,000 and ($33,000), respectively. There was no gain or loss relating to hedging instruments reclassified to earnings during the first and second quarter of fiscal 2017.

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

Item 4: Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 29, 2017 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended July 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value that May Yet Be Purchased under the Plans or Programs
April 30, 2017 to May 27, 2017	50,000	$18.74	50,000	$8,278,199
July 2, 2017 to July 29, 2017 (2)	11,259	$19.17	—	$8,278,199

(1)	During fiscal 2017, our Board of Directors extended the stock repurchase program to authorize us to purchase, from time to time and as market and business conditions warrant, up to $70 million of our common stock for cash in the open market or in privately negotiated transactions through October 31, 2017. Although our Board of Directors allocated a maximum of $70 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis. Total purchases under the plan to date amount to $61.7 million.
(2)	Represents shares withheld to pay statutory income taxes resulting from vesting of restricted shares.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Exhibit Description	Where Filed

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to Section 1350	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to Section 1350	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

August 31, 2017	By: /S/ DAVID RATTNER
David Rattner, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)