Form 10-Q
period 2017-10-28
PERRY ELLIS INTERNATIONAL, INC
filed 2017-12-01
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 28, 2017

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

The number of shares outstanding of the registrant’s common stock is 15,668,000 (as of November 24, 2017).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	October 28, 2017	January 28, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$26,524	$30,695
Investments, at fair value	25,596	10,921
Accounts receivable, net	133,843	140,240
Inventories	129,293	151,251
Prepaid income taxes	—	1,647
Prepaid expenses and other current assets	5,718	6,462

Total current assets	320,974	341,216

Property and equipment, net	57,511	61,835
Other intangible assets, net	186,425	187,051
Deferred income tax	446	334
Other assets	1,942	2,269

TOTAL	$567,298	$592,705

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$51,440	$92,843
Accrued expenses and other liabilities	34,563	20,861
Accrued interest payable	400	1,450
Accrued income taxes payable	1,055	—
Unearned revenues	2,591	2,710

Total current liabilities	90,049	117,864

Senior subordinated notes payable, net	49,780	49,673
Senior credit facility	7,917	22,504
Real estate mortgages	32,937	33,591
Other long-term liabilities	15,327	18,271
Deferred income taxes	36,759	37,115

Total long-term liabilities	142,720	161,154

Total liabilities	232,769	279,018

Commitment and contingencies
Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,688,189 shares issued and outstanding as of October 28, 2017 and 15,530,273 shares issued and outstanding as of January 28, 2017	157	155
Additional paid-in-capital	150,173	147,300
Retained earnings	193,292	176,327
Accumulated other comprehensive loss	(9,093)	(10,095)

Total equity	334,529	313,687

TOTAL	$567,298	$592,705

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Revenues:
Net sales	$190,389	$185,298	$622,606	$629,514
Royalty income	8,449	8,661	24,931	27,392

Total revenues	198,838	193,959	647,537	656,906
Cost of sales	124,760	122,856	405,891	416,888

Gross profit	74,078	71,103	241,646	240,018

Operating expenses:
Selling, general and administrative expenses	65,172	72,846	204,783	215,434
Depreciation and amortization	3,586	3,534	10,550	10,717

Total operating expenses	68,758	76,380	215,333	226,151

Operating income (loss)	5,320	(5,277)	26,313	13,867
Interest expense	1,613	1,738	5,438	5,652

Net income (loss) before income taxes	3,707	(7,015)	20,875	8,215
Income tax provision (benefit)	492	(1,850)	3,910	2,695

Net income (loss)	$3,215	$(5,165)	$16,965	$5,520

Net income (loss) per share:
Basic	$0.21	$(0.34)	$1.13	$0.37

Diluted	$0.21	$(0.34)	$1.11	$0.36

Weighted average number of shares outstanding
Basic	15,115	14,991	15,066	14,920
Diluted	15,413	14,991	15,335	15,169

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net income (loss)	$3,215	$(5,165)	$16,965	$5,520
Other comprehensive (loss) income:
Foreign currency translation adjustments, net	(276)	(2,342)	1,276	(3,772)
Unrealized gain on pension liability, net of tax	—	8,142	—	8,452
Unrealized gain (loss) on forward contract	47	255	(357)	255
Unrealized gain (loss) on investments	5	(10)	5	7
Reclassification adjustment, net of tax	86	—	78	—

Total other comprehensive (loss) income	(138)	6,045	1,002	4,942

Comprehensive income	$3,077	$880	$17,967	$10,462

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended
	October 28, 2017	October 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,965	$5,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,793	11,013
Provision for bad debts	1,794	680
Amortization of debt issue cost	303	309
Amortization of premiums and discounts	78	42
Amortization of unrealized loss on pension liability	—	465
Pension settlement charge	—	8,300
Deferred income taxes	(468)	1,221
Share-based compensation	4,768	5,104
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	5,485	506
Inventories	22,959	69,012
Prepaid income taxes	1,684	17
Prepaid expenses and other current assets	792	402
Other assets	(118)	121
Deferred pension obligation	—	(5,516)
Accounts payable and accrued expenses	(28,675)	(61,656)
Accrued interest payable	(1,050)	(993)
Income taxes payable	1,043	—
Unearned revenues and other liabilities	(2,998)	3,640

Net cash provided by operating activities	33,355	38,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,571)	(9,334)
Purchases of investments	(36,972)	(12,467)
Proceeds from investment maturities	22,246	9,341
Proceeds from note receivable	250	250

Net cash used in investing activities	(20,047)	(12,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	201,888	250,012
Payments on senior credit facility	(216,475)	(273,933)
Purchase of treasury stock	(937)	(2,151)
Payments for employee taxes on shares withheld	(980)	(946)
Payments on real estate mortgages	(650)	(634)
Payments on capital leases	(212)	(196)
Proceeds from exercise of stock options	24	5

Net cash used in financing activities	(17,342)	(27,843)

Effect of exchange rate changes on cash and cash equivalents	(137)	(212)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,171)	(2,078)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,695	31,902

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,524	$29,824

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine Months Ended
	October 28, 2017	October 29, 2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,107	$6,294

Income taxes	$1,133	$904

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$173	$1,172

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

The information presented reflects all adjustments, which in the opinion of management are of a normal and recurring nature, necessary for a fair presentation of the interim periods. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”) that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Companies can choose to apply the ASU using either the full retrospective approach or a modified retrospective approach. The Company has begun its initial assessment of the guidance. While the Company has not completed its evaluation, it expects that the adoption of this ASU will not have a material impact on the Company’s results of operations or the Company’s financial position.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which requires inventory measured using any method other than last-in, first out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The adoption, during the first quarter of fiscal 2018, of ASU No. 2015-11 did not have a material impact on the Company’s results of operations or the Company’s financial position.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is part of the FASB’s Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the provisions of ASU 2016-09 in the first quarter of fiscal 2018 using a modified retrospective approach. For the three months ended April 29, 2017, the Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete item. Given the Company’s valuation allowance position, there was no net tax expense or benefit recognized as a result of the adoption of ASU 2016-09. Furthermore, there was no change to retained earnings with respect to excess tax benefits due to the Company’s valuation allowance position. The effect on the condensed consolidating statement of cash flows for the six months ended July 30, 2016, as a result of this adoption, was an increase of approximately $0.9 million in cash provided by operating activities, with a corresponding increase of approximately $0.9 million in cash used in financing activities from the previously reported amounts.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which amends certain aspects of the FASB’s new revenue standard, ASU 2014-09, “Revenue from Contracts with Customers,” specifically the standard’s guidance on identifying performance obligations and the implementation guidance on licensing. The amendments clarify when promised goods or services are separately identifiable (i.e., distinct within the context of a contract), an important step in determining whether goods and services should be accounted for as separate performance obligations. In addition, the amendments allow entities to disregard goods or services that are immaterial in the context of a contract and provide an accounting policy election for accounting for certain shipping and handling activities. The amendments also clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property (“IP”), which will determine whether the entity recognizes revenue over time or at a point in time. The amendments revise the guidance to address how entities should apply the exception for sales- and usage-based royalties to licenses of IP, recognize revenue for licenses that are not separate performance obligations and evaluate different types of license restrictions (e.g., time-based, geography-based). The new guidance’s effective date and transition provisions are aligned with the requirements in the new revenue standard, which is not yet effective. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which amends certain aspects of the new revenue standard, ASU 2014-09, “Revenue from Contracts with Customers.” The amendments are intended to provide clarifying guidance in a few narrow areas such as collectability, contract modifications, completed contracts at transition, and non-cash considerations. The new guidance’s effective date and transition provisions are aligned with the requirements in the new revenue standard, which is not yet effective. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

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

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which simplifies the application of hedge accounting guidance to better portray the economic results of risk management activities in the financial statements. The guidance aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the update. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	October 28, 2017	January 28, 2017
	(in thousands)
Trade accounts	$145,547	$151,370
Royalties	6,509	6,659
Other receivables	1,181	712

Total	153,237	158,741
Less: allowances	(19,394)	(18,501)

Total	$133,843	$140,240

4. INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or net realizable value. Cost principally consists of the purchase price, customs, duties, freight, and commissions to buying agents.

Inventories consisted of the following as of:

	October 28, 2017	January 28, 2017
	(in thousands)
Finished goods	$129,293	$151,251

5. INVESTMENTS

The Company’s investments at October 28, 2017 and January 28, 2017 include marketable securities and certificates of deposit with maturity dates of less than one year. Marketable securities consist of corporate and government bonds. Investments are stated at fair value. The estimated fair value of the marketable securities is based on quoted prices in an active market.

Investments consisted of the following as of October 28, 2017:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Marketable securities	$16,907	$—	$(8)	$16,899
Certificates of deposit	8,696	2	(1)	8,697

Total investments	$25,603	$2	$(9)	$25,596

Investments consisted of the following as of January 28, 2017:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Marketable securities	$3,258	$—	$(8)	$3,250
Certificates of deposit	7,675	—	(4)	7,671

Total investments	$10,933	$—	$(12)	$10,921

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	October 28, 2017	January 28, 2017
	(in thousands)
Furniture, fixtures and equipment	$95,534	$91,639
Buildings and building improvements	21,882	21,359
Vehicles	537	523
Leasehold improvements	47,633	48,799
Land	9,430	9,430

Total	175,016	171,750
Less: accumulated depreciation and amortization	(117,505)	(109,915)

Total	$57,511	$61,835

The above table of property and equipment includes assets held under capital leases as of:

	October 28, 2017	January 28, 2017
	(in thousands)
Furniture, fixtures and equipment	$810	$810
Less: accumulated depreciation and amortization	(655)	(452)

Total	$155	$358

For the three months ended October 28, 2017 and October 29, 2016, depreciation and amortization expense relating to property and equipment amounted to $3.5 million. For the nine months ended October 28, 2017 and October 29, 2016, depreciation and amortization expense relating to property and equipment amounted to $10.2 million and $10.4 million, respectively. These amounts include amortization expense for leased property under capital leases.

7. OTHER INTANGIBLE ASSETS

Trademarks

Trademarks included in other intangible assets, net, are considered indefinite-lived assets and totaled $184.1 million at October 28, 2017 and January 28, 2017.

Other

Other intangible assets represent as of:

	October 28, 2017	January 28, 2017
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(6,171)	(5,545)

Total	$2,279	$2,905

For the three months ended October 28, 2017 and October 29, 2016, amortization expense relating to customer lists amounted to $0.2 million and $0.3 million, respectively. For the nine months ended October 28, 2017 and October 29, 2016, amortization expense relating to customer lists amounted to $0.6 million and $0.7 million, respectively. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the following table sets forth the estimated amortization expense for future periods based on recorded amounts as of January 28, 2017:

(in thousands)
2018	$835
2019	$793
2020	$734
2021	$543

8. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consisted of the following as of:

	October 28, 2017	January 28, 2017
	(in thousands)
Total letter of credit facilities	$30,000	$30,000
Outstanding letters of credit	(10,568)	(10,788)

Total credit available	$19,432	$19,212

9. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $4.2 million for the three months ended October 28, 2017 and October 29, 2016 and $12.0 million and $12.2 million for the nine months ended October 28, 2017 and October 29, 2016, respectively, and are included in selling, general and administrative expenses.

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

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	(in thousands, except per share data)
Numerator:
Net income (loss)	$3,215	$(5,165)	$16,965	$5,520
Denominator:
Basic-weighted average shares	15,115	14,991	15,066	14,920
Dilutive effect: equity awards	298	—	269	249

Diluted-weighted average shares	15,413	14,991	15,335	15,169

Basic income (loss) per share	$0.21	$(0.34)	$1.13	$0.37

Diluted income (loss) per share	$0.21	$(0.34)	$1.11	$0.36

Antidilutive effect:(1)	165	1,015	265	532

(1)	Represents weighted average of stock options to purchase shares of common stock, SARS and restricted stock that were not included in computing diluted income (loss) per share because their effects were antidilutive for the respective periods.

11. EQUITY

The following table reflects the changes in equity:

Changes in Equity
(in thousands)
Equity at January 28, 2017	$313,687
Comprehensive income	17,967
Share transactions under employee equity compensation plans	3,812
Purchase of treasury stock	(937)

Equity at October 28, 2017	$334,529

Equity at January 30, 2016	$291,481
Comprehensive income	10,462
Share transactions under employee equity compensation plans	4,163
Purchase of treasury stock	(2,151)

Equity at October 29, 2016	$303,955

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

During the second quarter of fiscal 2018, the Company repurchased 50,000 shares of common stock at a cost of $0.9 million. During the third quarter of fiscal 2018, the Company retired the 50,000 shares of treasury stock recorded at a cost of approximately $0.9 million. Accordingly, during the third quarter of fiscal 2018, the Company reduced additional paid in capital by $0.9 million. There were no treasury shares outstanding as of January 28, 2017. Total purchases under the plan to date amount to approximately $61.7 million.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, net of tax:

	Unrealized (Loss) Gain on Pension Liability	Foreign Currency Translation Adjustments, Net	Unrealized (Loss) Gain on Investments	Unrealized (Loss) Gain on Forward Contract	Total
	(in thousands)
Balance, January 28, 2017	$—	$(9,902)	$(12)	$(181)	$(10,095)
Other comprehensive loss (income) before reclassifications	—	1,276	5	(357)	924
Amounts reclassified from accumulated other comprehensive loss	—	—	—	78	78

Balance, October 28, 2017	$—	$(8,626)	$(7)	$(460)	$(9,093)

	Unrealized (Loss) Gain on Pension Liability	Foreign Currency Translation Adjustments, Net	Unrealized (Loss) Gain on Investments	Unrealized Gain on Forward Contract	Total
	(in thousands)
Balance, January 30, 2016	$(7,368)	$(7,131)	$(9)	—	$(14,508)
Other comprehensive loss (income) before reclassifications	(313)	(3,772)	7	255	(3,823)
Amounts reclassified from accumulated other comprehensive loss	8,765	—	—	—	8,765

Balance, October 29, 2016	$1,084	$(10,903)	$(2)	$255	$(9,566)

A summary of the impact on the condensed consolidated statements of operations line items is as follows:

		Three Months Ended
	Statement of Operations Location	October 28, 2017	October 29, 2016
		(in thousands)
Amortization of defined benefit pension items actuarial gains	Selling, general and administrative expenses	$—	$8,455
Forward contract loss reclassified from accumulated other comprehensive loss to income	Cost of goods sold	86	—

Total, net of tax		$86	$8,455

		Nine Months Ended
	Statement of Operations Location	October 28, 2017	October 29, 2016
		(in thousands)
Amortization of defined benefit pension items actuarial gains	Selling, general and administrative expenses	$—	$8,765
Forward contract gain reclassified from accumulated other comprehensive loss to income	Cost of goods sold	78	—

Total, net of tax		$78	$8,765

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

For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents at inception the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company will formally assess at least quarterly whether the financial instruments used in hedging are “highly effective” at offsetting changes in cash flows of the related underlying exposures. For purposes of assessing hedge effectiveness, the Company uses the forward method, and assesses effectiveness based on the changes in both spot and forward points of the hedging instrument. If and when a derivative is no longer expected to be “highly effective,” hedge accounting is discontinued and hedge ineffectiveness, if any, is included in current period earnings. As of October 28, 2017, there was no hedge ineffectiveness.

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

Derivatives Designated As Hedging Instruments	Balance sheet location	October 28, 2017	January 28, 2017
		(in thousands)
Foreign currency forward exchange contract (inventory purchases)	Accounts Payable	$460	$181

Total		$460	$181

The following table summarizes the effect and classification of the Company’s Hedging Instruments.

		Three Months Ended		Nine Months Ended
Derivatives Designated As Hedging Instruments	Statement of Operations Location	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
		(in thousands)		(in thousands)
Foreign currency forward exchange contract (inventory purchases):
Loss reclassified from accumulated other comprehensive loss to income	Cost of goods sold	$86	$—	$78	$—

		$86	$—	$78	$—

The notional amounts outstanding of foreign exchange forward contracts were $11.8 million and $15.0 million at October 28, 2017 and January 28, 2017, respectively. Such contracts expire through July 2018.

Accumulated other comprehensive loss included a net deferred loss for Hedging Instruments in the amount of $0.5 million and $0.2 million at October 28, 2017 and January 28, 2017, respectively. The net deferred loss will be reclassified from accumulated other comprehensive loss to costs of goods sold during the next twelve months when the inventory is sold.

14. INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2011 through fiscal 2018 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to open tax years from fiscal 2006 through fiscal 2017, depending on each state’s particular statute of limitations. As of October 28, 2017, the examination by the Internal Revenue Service for the Company’s fiscal 2011 through 2015 U.S. federal tax years is still ongoing. During the three months ended October 28, 2017, the Company received a revised Notice of Proposed Adjustment from the Internal Revenue Service, which proposed an adjustment to taxable income for fiscal 2013 of $12.6 million, to which the Company agreed. Additionally, the Company engaged in conversations with the Internal Revenue Service to extend the years under audit to include fiscal 2014 and 2015, to allow for the carryback of beneficial tax attributes. During fiscal 2017, the Company established a reserve of $1.1 million for this adjustment and associated interest. While the Company still believes its position would be sustained upon appeal or, if necessary, through litigation, it has agreed to this adjustment based upon the desire to reach an ultimate resolution and limit the costs associated with continuing the examination. Furthermore, various other state and local income tax returns are also under examination by taxing authorities.

The Company had a $1.2 million liability recorded for unrecognized tax benefits as of January 28, 2017, which included interest and penalties of $0.3 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three and nine months ended October 28, 2017, the total amount of unrecognized tax benefits decreased by approximately $18,000 and increased by $5.0 million, respectively. The change to the total amount of the unrecognized tax benefit for the three months ended October 28, 2017 included a decrease in interest and penalties of approximately $11,000 and for the nine months ended October 28, 2017 included an increase in interest and penalties of approximately $176,000. The amount of the unrecognized tax benefits, if recognized, that would affect the Company’s effective tax rate as of January 28, 2017 and October 28, 2017 is $1.2 million and $2.3 million, respectively.

The Company currently anticipates a resolution within the next twelve months for the unrecognized tax benefits relating to the Internal Revenue Service Proposed Adjustment, but does not currently anticipate a resolution for any of the remaining unrecognized tax benefits as of October 28, 2017. The statute of limitations related to the Company’s fiscal 2011 through 2015 U.S. federal tax years has been extended as part of the examination and is not expected to lapse within the next twelve months.

At the end of fiscal 2017, the Company maintained a $38.6 million valuation allowance against its remaining domestic deferred tax asset; including, but not limited to, the federal net operating loss carryforward and the U.S. state net operating loss carryforwards, whose utilization is not restricted by factors beyond the Company’s control. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. An accumulation of recent pretax losses is considered strong negative evidence in that evaluation. Although the Company recognized pretax earnings through the nine months ended October 28, 2017, by itself that does not represent sufficient positive evidence that the deferred tax assets will be realized to warrant removing the valuation allowances established against the U.S. deferred tax assets. Additionally, the Company’s cumulative domestic pretax results for the past 36 months still remain in a loss position. The Company would be able to remove the valuation allowances in future periods when positive evidence outweighs the negative evidence from the relevant look-back period. The Company believes that there is a reasonable possibility that within the next twelve months, sufficient positive evidence may become available to allow it to reach the conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period released. Deferred tax assets without valuation allowances remain in certain foreign tax jurisdictions, where supported by the evidence.

15. STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED SHARES

In 2005, the Company adopted the 2005 Long-Term Incentive Compensation Plan (the “2005 Plan”). The 2005 Plan allowed the Company to grant options and other awards to purchase or receive up to an aggregate of 2,250,000 shares of the Company’s common stock, reduced by any awards outstanding under the 2002 Stock Option Plan. On March 13, 2008, the Board of Directors unanimously adopted an amendment and restatement of the 2005 Plan that increased the number of shares available for grants to an aggregate of 4,750,000 shares of common stock. On March 17, 2011, the Board of Directors unanimously adopted the second amendment and restatement of the 2005 Plan, which increased the number of shares available for grants by an additional 500,000 shares to an aggregate of 5,250,000 shares of common stock. On May 20, 2015, the Board of Directors unanimously adopted, subject to shareholder approval at the annual meeting, the Perry Ellis International, Inc. 2015 Long Term Incentive Compensation Plan, which is an amendment and restatement of the 2005 Plan (the “2015 Plan, and collectively with the prior 2005 Plan, as amended, the “Stock Plans”). The 2015 Plan was approved by the shareholders at the Company’s 2015 annual meeting.

The 2015 Plan extends the term of the 2005 Plan until July 17, 2025 as well as increases the number of shares of common stock reserved for issuance by an additional 1,000,000 shares to an aggregate of 6,250,000 shares.

On March 16, 2017, the Board of Directors unanimously adopted an amendment and restatement of the 2015 Plan (as amended and restated, the “Amended Plan”). The Amended Plan increases the number of shares available for grants by an additional 1,400,000 shares to an aggregate of 7,650,000 shares of common stock and makes other clarifications and technical revisions designed primarily to improve administration and ensure compliance with recent changes in the law including Internal Revenue Code Section 409A. Other than the amendments noted above, the Amended Plan generally contains the same features, terms and conditions as the 2015 Plan. The Amended Plan was approved by the shareholders at the Company’s 2017 annual meeting.

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

During the first quarter of fiscal 2018, the Company granted an aggregate of 10,953 shares of restricted stock units to a key employee that vest primarily over a three-year period, at an estimated value of $0.2 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the first, second and third quarters of fiscal 2018, a total of 77,655, 31,448 and 26,672 shares of restricted stock vested, of which 25,241, 11,259 and 9,691 shares were withheld to cover the employees’ statutory income tax requirements, respectively. The estimated value of the withheld shares was $0.5 million, $0.2 million and $0.2 million, respectively.

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$141,549	$135,717	$482,881	$478,790
Women’s Sportswear	28,104	28,676	77,561	85,301
Direct-to-Consumer	20,736	20,905	62,164	65,423
Licensing	8,449	8,661	24,931	27,392

Total revenues	$198,838	$193,959	$647,537	$656,906

Depreciation and amortization:
Men’s Sportswear and Swim	$1,870	$1,814	$5,507	$5,717
Women’s Sportswear	939	729	2,600	2,107
Direct-to-Consumer	716	932	2,266	2,717
Licensing	61	59	177	176

Total depreciation and amortization	$3,586	$3,534	$10,550	$10,717

Operating income (loss):
Men’s Sportswear and Swim (1)	$3,450	$(7,683)	$22,834	$6,834
Women’s Sportswear	(2,393)	(1,289)	(6,771)	(4,746)
Direct-to-Consumer	(2,543)	(3,370)	(8,604)	(9,675)
Licensing	6,806	7,065	18,854	21,454

Total operating income (loss)	$5,320	$(5,277)	$26,313	$13,867
Total interest expense	1,613	1,738	5,438	5,652

Total net income (loss) before income taxes	$3,707	$(7,015)	$20,875	$8,215

(1)	Operating income (loss) for the Men’s Sportswear and Swim segment for the three and nine months ended October 29, 2016, includes a settlement charge related to the pension plan in the amount of $8.3 million. See footnote 17 to the consolidated financial statements for further information.

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

The following table provides the components of net benefit cost for the plan during the three and nine months of fiscal 2018 and 2017:

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	(in thousands)
Service cost	$—	$63	$—	$189
Interest cost	—	124	—	372
Expected return on plan assets	—	(87)	—	(261)
Settlement	—	8,300	—	8,300
Amortization of net loss	—	155	—	465

Net periodic benefit cost	$—	$8,555	$—	$9,065

Settlement accounting, which accelerates recognition of a plan’s unrecognized net gain or loss, is triggered if the lump sums paid during a year exceed the sum of the plan’s service and interest cost. Since the lump sums paid in fiscal 2017 exceeded that threshold, the Company recognized a settlement charge of $8.3 million in anticipation of the plan’s termination in fiscal 2017.

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

Real estate mortgages. (classified within Level 2 of the valuation hierarchy)—The carrying amounts of the real estate mortgages were approximately $33.8 million and $34.5 million at October 28, 2017 and January 28, 2017, respectively. The carrying values of the real estate mortgages at October 28, 2017 and January 28, 2017, approximate their fair values since the interest rates approximate market rates.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 2 of the valuation hierarchy)—The carrying amounts of the 7 7/8% senior subordinated notes payable were approximately $49.8 million and $49.7 million at October 28, 2017 and January 28, 2017, respectively. The fair value of the 7 7/8% senior subordinated notes payable was approximately $50.1 million as of October 28, 2017 and January 28, 2017, based on quoted market prices.

See footnote 13 to the consolidated financial statements for disclosure of the fair value and line item caption of derivative instruments recorded in the consolidated balance sheets.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

19. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc. (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a combined, or where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of October 28, 2017 and January 28, 2017 and for the three and nine months ended October 28, 2017 and October 29, 2016. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

The Company adopted the provisions of ASU 2016-09 in the first quarter of fiscal 2018 and the change was retrospectively applied to the condensed consolidating financial statements for all periods presented. The effect on the condensed consolidating statement of cash flows, as a result of the adoption, is an increase of approximately $0.9 million in cash provided by operating activities to the Guarantors for the nine months ended October 29, 2016, with a corresponding increase in cash used in financing activities to the Guarantors for the respective periods from the previously reported amounts.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF OCTOBER 28, 2017

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$3,136	$23,388	$—	$26,524
Investment, at fair value	—	—	25,596	—	25,596
Accounts receivable, net	—	108,209	25,634	—	133,843
Intercompany receivable, net	88,713	—	—	(88,713)	—
Inventories	—	107,185	22,108	—	129,293
Prepaid expenses and other current assets	—	4,724	994	—	5,718

Total current assets	88,713	223,254	97,720	(88,713)	320,974
Property and equipment, net	—	55,241	2,270	—	57,511
Other intangible assets, net	—	154,093	32,332	—	186,425
Deferred income taxes	—	—	446	—	446
Investment in subsidiaries	296,198	—	—	(296,198)	—
Other assets	—	1,549	393	—	1,942

TOTAL	$384,911	$434,137	$133,161	$(384,911)	$567,298

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$—	$44,261	$7,179	$—	$51,440
Accrued expenses and other liabilities	—	26,265	8,298	—	34,563
Accrued interest payable	400	—	—	—	400
Income taxes payable	202	589	264	—	1,055
Unearned revenues	—	2,243	348	—	2,591
Intercompany payable, net	—	76,153	19,268	(95,421)	—

Total current liabilities	602	149,511	35,357	(95,421)	90,049

Senior subordinated notes payable, net	49,780	—	—	—	49,780
Senior credit facility	—	7,917	—	—	7,917
Real estate mortgages	—	32,937	—	—	32,937
Unearned revenues and other long-term liabilities	—	15,201	126	—	15,327
Deferred income taxes	—	36,759	—	—	36,759

Total long-term liabilities	49,780	92,814	126	—	142,720

Total liabilities	50,382	242,325	35,483	(95,421)	232,769

Total equity	334,529	191,812	97,678	(289,490)	334,529

TOTAL	$384,911	$434,137	$133,161	$(384,911)	$567,298

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED OCTOBER 28, 2017

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$165,455	$24,934	$—	$190,389
Royalty income	—	5,230	3,219	—	8,449

Total revenues	—	170,685	28,153	—	198,838
Cost of sales	—	109,470	15,290	—	124,760

Gross profit	—	61,215	12,863	—	74,078
Operating expenses:
Selling, general and administrative expenses	—	56,007	9,165	—	65,172
Depreciation and amortization	—	3,279	307	—	3,586

Total operating expenses	—	59,286	9,472	—	68,758

Operating income	—	1,929	3,391	—	5,320
Interest expense (income)	—	1,700	(87)	—	1,613

Net income before income taxes	—	229	3,478	—	3,707
Income tax provision	—	43	449	—	492

Equity in earnings of subsidiaries, net	3,215	—	—	(3,215)	—

Net income	3,215	186	3,029	(3,215)	3,215

Other comprehensive (loss) income	(138)	—	(138)	138	(138)

Comprehensive income (loss)	$3,077	$186	$2,891	$(3,077)	$3,077

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 28, 2017

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$544,849	$77,757	$—	$622,606
Royalty income	—	15,724	9,207	—	24,931

Total revenues	—	560,573	86,964	—	647,537
Cost of sales	—	356,640	49,251	—	405,891

Gross profit	—	203,933	37,713	—	241,646
Operating expenses:
Selling, general and administrative expenses	—	176,865	27,918	—	204,783
Depreciation and amortization	—	9,741	809	—	10,550

Total operating expenses	—	186,606	28,727	—	215,333

Operating income	—	17,327	8,986	—	26,313
Interest expense (income)	—	5,609	(171)	—	5,438

Net income before income taxes	—	11,718	9,157	—	20,875
Income tax provision	—	2,690	1,220	—	3,910

Equity in earnings of subsidiaries, net	16,965	—	—	(16,965)	—

Net income	16,965	9,028	7,937	(16,965)	16,965

Other comprehensive income	1,002	—	1,002	(1,002)	1,002

Comprehensive income	$17,967	$9,028	$8,939	$(17,967)	$17,967

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 28, 2017

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES:	$(192)	$26,124	$7,423	$—	$33,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(4,744)	(827)	—	(5,571)
Purchase of investments	—	—	(36,972)	—	(36,972)
Proceeds from investments maturities	—	—	22,246	—	22,246
Proceeds on note receivable	—	—	250	—	250
Intercompany transactions	1,242	—	—	(1,242)	—

Net cash provided by (used in) investing activities	1,242	(4,744)	(15,303)	(1,242)	(20,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	201,888	—	—	201,888
Payments on senior credit facility	—	(216,475)	—	—	(216,475)
Payments on real estate mortgages	—	(650)	—	—	(650)
Purchase of treasury shares	(937)	—	—	—	(937)
Payments for employee taxes on shares withheld	—	(980)	—	—	(980)
Payments on capital leases	—	(212)	—	—	(212)
Proceeds from exercise of stock options	24	—	—	—	24
Intercompany transactions	—	(4,393)	3,288	1,105	—

Net cash (used in) provided by financing activities	(913)	(20,822)	3,288	1,105	(17,342)
Effect of exchange rate changes on cash and cash equivalents	(137)	—	(137)	137	(137)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	558	(4,729)	—	(4,171)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	2,578	28,117	—	30,695

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$3,136	$23,388	$—	$26,524

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 29, 2016

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$1,155	$33,914	$5,824	$(2,706)	$38,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(8,292)	(1,042)	—	(9,334)
Purchase of investments	—	—	(12,467)	—	(12,467)
Proceeds from investment maturities	—	—	9,341	—	9,341
Proceeds from note receivable	—	—	250	—	250
Intercompany transactions	1,203	—	—	(1,203)	—

Net cash provided by (used in) investing activities	1,203	(8,292)	(3,918)	(1,203)	(12,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	250,012	—	—	250,012
Payments on senior credit facility	—	(273,933)	—	—	(273,933)
Payments on real estate mortgages	—	(634)	—	—	(634)
Payments on capital leases	—	(196)	—	—	(196)
Dividends paid to stockholder	—	—	(2,706)	2,706	—
Purchase of treasury stock	(2,151)	—	—	—	(2,151)
Payments for employee taxes on shares withheld	—	(946)	—	—	(946)
Proceeds from exercise of stock options	5	—	—	—	5
Intercompany transactions	—	3,539	(4,530)	991	—

Net cash used in financing activities	(2,146)	(22,158)	(7,236)	3,697	(27,843)
Effect of exchange rate changes on cash and cash equivalents	(212)	—	(212)	212	(212)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	3,464	(5,542)	—	(2,078)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	775	31,127	—	31,902

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$4,239	$25,585	$—	$29,824

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

Forward–Looking Statements

We caution readers that the forward-looking statements (statements which are not historical facts) in this quarterly report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “guidance,” “indicate,” “intend,” “may,” “might,” “plan,” “possibly,” “potential,” “predict,” “probably,” “proforma,” “project,” “seek,” “should,” “target,” or “will” or the negative thereof or other variations thereon and similar words or phrases or comparable terminology. Such forward-looking statements include, but are not limited to, statements regarding Perry Ellis’ strategic operating review, growth initiatives and internal operating improvements intended to drive revenues and enhance profitability, the implementation of Perry Ellis’ profitability improvement plan and Perry Ellis’ plans to exit underperforming, low growth brands and businesses. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. These factors include:

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

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 28, 2017 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks, the recoverability of deferred tax assets and the measurement of retirement related benefits. We believe that there have been no significant changes to our critical accounting policies during the three and nine months ended October 28, 2017 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 28, 2017.

Results of Operations

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income by segment, the most directly comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$141,549	$135,717	$482,881	$478,790
Women’s Sportswear	28,104	28,676	77,561	85,301
Direct-to-Consumer	20,736	20,905	62,164	65,423
Licensing	8,449	8,661	24,931	27,392

Total revenues	$198,838	$193,959	$647,537	$656,906

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	(in thousands)
Reconciliation of operating income (loss) to EBITDA
Operating income (loss) by segment:
Men’s Sportswear and Swim	$3,450	$(7,683)	$22,834	$6,834
Women’s Sportswear	(2,393)	(1,289)	(6,771)	(4,746)
Direct-to-Consumer	(2,543)	(3,370)	(8,604)	(9,675)
Licensing	6,806	7,065	18,854	21,454

Total operating income (loss)	$5,320	$(5,277)	$26,313	$13,867

Add:
Depreciation and amortization
Men’s Sportswear and Swim	$1,870	$1,814	$5,507	$5,717
Women’s Sportswear	939	729	2,600	2,107
Direct-to-Consumer	716	932	2,266	2,717
Licensing	61	59	177	176

Total depreciation and amortization	$3,586	$3,534	$10,550	$10,717

EBITDA by segment:
Men’s Sportswear and Swim	$5,320	$(5,869)	$28,341	$12,551
Women’s Sportswear	(1,454)	(560)	(4,171)	(2,639)
Direct-to-Consumer	(1,827)	(2,438)	(6,338)	(6,958)
Licensing	6,867	7,124	19,031	21,630

Total EBITDA	$8,906	$(1,743)	$36,863	$24,584

EBITDA margin by segment
Men’s Sportswear and Swim	3.8%	(4.3%)	5.9%	2.6%
Women’s Sportswear	(5.2%)	(2.0%)	(5.4%)	(3.1%)
Direct-to-Consumer	(8.8%)	(11.7%)	(10.2%)	(10.6%)
Licensing	81.3%	82.3%	76.3%	79.0%
Total EBITDA margin	4.5%	(0.9%)	5.7%	3.7%

EBITDA consists of earnings before interest, depreciation and amortization, and income taxes. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, and does not represent cash flow from operations. The most directly comparable GAAP financial measure, presented above, is operating income. EBITDA and EBITDA margin are presented solely as a supplemental disclosure because management believes that they are common measures of operating performance in the apparel industry.

The following is a discussion of the results of operations for the three and nine month periods ended October 28, 2017 of the fiscal year ending February 3, 2018 (“fiscal 2018”) compared with the three and nine month periods ended October 29, 2016 of the fiscal year ended January 28, 2017 (“fiscal 2017”).

Results of Operations - three and nine months ended October 28, 2017 compared to the three and nine months ended October 29, 2016.

Net sales. Men’s Sportswear and Swim net sales for the three months ended October 28, 2017 were $141.5 million, an increase of $5.8 million, or 4.3%, from $135.7 million for the three months ended October 29, 2016. The net sales increase was attributed to strong sell through rates throughout the fall seasons. Of particular strength were our core brands, specifically Perry Ellis, Original Penguin, Nike and golf lifestyle apparel businesses.

Men’s Sportswear and Swim net sales for the nine months ended October 28, 2017 were $482.9 million, an increase of $4.1 million, or 0.9%, from $478.8 million for the nine months ended October 29, 2016. This increase was a result of our strong sell through rates during the spring and fall season. This increase was attributed to Perry Ellis, Original Penguin, golf lifestyle apparel business, Nike swim, and other core global brands.

Women’s Sportswear net sales for the three months ended October 28, 2017 were $28.1 million, a decrease of $0.6 million, or 2.1%, from $28.7 million for the three months ended October 29, 2016. The net sales decrease was attributed primarily to planned reductions in the Laundry brand, offset by increases in Rafaella.

Women’s Sportswear net sales for the nine months ended October 28, 2017 were $77.6 million, a decrease of $7.7 million, or 9.1%, from $85.3 million for the nine months ended October 29, 2016. The net sales decrease was primarily due to planned reductions in the Laundry brand as we work on the transition of the brand to a licensing partner. The decrease was partially offset by increases in the Rafaella brand.

Direct-to-Consumer net sales for the three months ended October 28, 2017 were $20.7 million, a decrease of $0.2 million, or 0.9%, from $20.9 million for the three months ended October 29, 2016. This decrease is attributed to the closure of ten stores, as well as the temporary closing of certain stores due to the effects of Hurricanes Harvey, Irma and Maria. This decrease was offset by a 3.7% increase in comparable same store sales.

Direct-to-Consumer net sales for the nine months ended October 28, 2017 were $62.2 million, a decrease of $3.2 million, or 4.9%, from $65.4 million for the nine months ended October 29, 2016. Comparable same store sales remained flat. The decrease was driven by ten fewer stores as compared to the prior period and the impact of the hurricanes as discussed above.

Royalty income. Royalty income for the three months ended October 28, 2017 was $8.4 million, a decrease of $0.3 million, or 3.4%, from $8.7 million for the three months ended October 29, 2016. Royalty income for the nine months ended October 28, 2017 was $24.9 million, a decrease of $2.5 million, or 9.1%, from $27.4 million for the nine months ended October 29, 2016. For the three and nine months ended October 28, 2017 royalty income decreases were attributed to the transition of two of our licensed partners; one brought in-house and one to a new licensing partnership.

Gross profit. Gross profit was $74.1 million for the three months ended October 28, 2017, an increase of $3.0 million, or 4.2%, from $71.1 million for the three months ended October 29, 2016. This increase was attributed to a strong sales performance by our core brands coupled with strong inventory management.

Gross profit was $241.6 million for the nine months ended October 28, 2017, an increase of $1.6 million, or 0.7%, from $240.0 million for the nine months ended October 29, 2016. This increase was attributed to the sales increases described above and the factors described within the gross profit margin section below.

Gross profit margin. As a percentage of total revenue, gross profit margins were 37.3% for the three months ended October 28, 2017, as compared to 36.7% for the three months ended October 29, 2016 which represents an expansion of 60 basis points. The expansion was driven by stronger product margins in our Original Penguin and the Direct-to-Consumer businesses.

For the nine months ended October 28, 2017, gross profit margins were 37.3% as a percentage of total revenue, as compared to 36.5% for the nine months ended October 29, 2016, an increase of 80 basis points. The increase was attributed to the disciplined management of inventory across all channels, increased sales of higher margin core brands and efficiencies achieved within our supply chain infrastructure. Additionally, our Direct-to-Consumer gross profit margin increased due to improved pricing strategies and a move away from highly promotional events.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended October 28, 2017 were $65.2 million, a decrease of $7.6 million, or 10.4%, from $72.8 million for the three months ended October 29, 2016. The decrease was attributed primarily to expenses of $8.3 million associated with the termination of our defined pension plan during the three months ended October 29, 2016, partially offset by an increase in certain unplanned legal fees of $0.5 million during the three months ended October 28, 2017.

Selling, general and administrative expenses for the nine months ended October 28, 2017 were $204.8 million, a decrease of $10.6 million, or 4.9%, from $215.4 million for the nine months ended October 29, 2016. The decrease was attributed primarily to reduced employee expenses resulting from our continued focus on our core infrastructure, the pension expense as explained above, and, a required acceleration of compensation costs relating to the new contract for our executive chairman during three months ended July 30, 2016.

EBITDA. Men’s Sportswear and Swim EBITDA margin for the three months ended October 28, 2017, increased 810 basis points to 3.8%, from (4.3%) for the three months ended October 29, 2016. The EBITDA margin was unfavorably impacted by the settlement charge related to the termination of our defined benefit plan in the amount of $8.3 million during the three months ended October 29, 2016. Such expense did not occur during the three months ended October 28, 2017.

Men’s Sportswear and Swim EBITDA margin for the nine months ended October 28, 2017, increased 330 basis points to 5.9%, from 2.6% for the nine months ended October 29, 2016. The EBITDA margin was favorably impacted by sourcing efficiencies and the strong sales performance of our core brands, specifically our Perry Ellis, Original Penguin, Nike and golf apparel businesses.

Women’s Sportswear EBITDA margin for the three months ended October 28, 2017 decreased 320 basis points to (5.2%) from (2.0%) for the three months ended October 29, 2016. The EBITDA margin was unfavorably impacted by the decrease in net sales described above. As a result of this decrease in net sales, we were not able to realize favorable leverage in selling, general and administrative expenses.

Women’s Sportswear EBITDA margin for the nine months ended October 28, 2017 decreased 230 basis points to (5.4%) from (3.1%) for the nine months ended October 29, 2016. The EBITDA margin was unfavorably impacted by the decrease in net sales described above. As a result of this decrease in net sales, we were not able to realize favorable leverage in selling, general and administrative expenses.

Direct-to-Consumer EBITDA margin for the three months ended October 28, 2017, increased 290 basis points to (8.8%), from (11.7%) for the three months ended October 29, 2016. The EBITDA margin was favorably impacted by the product sales mix as we focus on being less dependent on everyday promotions.

Direct-to-Consumer EBITDA margin for the nine months ended October 28, 2017 increased 40 basis points to (10.2)%, from (10.6%) for the nine months ended October 29, 2016. The EBITDA margin was favorably impacted by the product sales mix as we focus on being less dependent on everyday promotions and thus increased our gross profit margin and achieved favorable leverage in selling, general and administrative expenses.

Licensing EBITDA margin for the three months ended October 28, 2017, decreased 100 basis points to 81.3%, from 82.3% for the three months ended October 29, 2016. The EBITDA margin was unfavorably impacted by the decrease in royalty income described above.

Licensing EBITDA margin for the nine months ended October 28, 2017, decreased 270 basis points to 76.3%, from 79.0% for the nine months ended October 29, 2016. The EBITDA margin was unfavorably impacted by the decrease in royalty income described above.

Depreciation and amortization. Depreciation and amortization for the three months ended October 28, 2017, was $3.6 million, an increase of $0.1 million, or 2.9%, from $3.5 million for the three months ended October 29, 2016. The increase was attributed to depreciation related to our capital expenditures, primarily in fixtures, made during fiscal 2018.

Depreciation and amortization for the nine months ended October 28, 2017, was $10.6 million, a decrease of $0.1 million, or 0.9%, from $10.7 million for the nine months ended October 29, 2016. The decrease is primarily reflected in the Direct-to-Consumer segment as a result of ten store closures since the second half of fiscal 2017.

Interest expense. Interest expense for the three months ended October 28, 2017, was $1.6 million, a decrease of $0.1 million, or 5.9%, from $1.7 million for the three months ended October 29, 2016. Interest expense for the nine months ended October 28, 2017, was $5.4 million, a decrease of $0.3 million, or 5.3%, from $5.7 million for the nine months ended October 29, 2016. These decreases were attributed to the lower average amount borrowed on our credit facility as compared to the prior year periods.

Income taxes. The income tax expense for the three months ended October 28, 2017, was $0.5 million, an increase of $2.4 million, as compared to a tax benefit of $1.9 million for the three months ended October 29, 2016. For the three months ended October 28, 2017, our effective tax rate was 13.3% as compared to 26.4% for the three months ended October 29, 2016. The income tax expense for the nine months ended October 28, 2017, was $3.9 million, an increase of $1.2 million, as compared to $2.7 million for the nine months ended October 29, 2016. For the nine months ended October 28, 2017, our effective tax rate was 18.7% as compared to 32.8% for the nine months ended October 29, 2016. These increases in tax expense were attributed to the net impact of the increase in the reserve for uncertain tax positions associated with our Internal Revenue Service examination in the amount of $1 million. The overall change in the effective tax rate for both periods is attributed to the current year impact of the valuation allowance on domestic taxes and a change in the ratio of income between domestic and foreign operations, of which the domestic operations are taxed at higher statutory tax rates.

Net income (loss). Net income (loss) for the three months ended October 28, 2017, was $3.2 million, an increase of $8.4 million, or 161.5%, as compared to ($5.2) million for the three months ended October 29, 2016. Net income for the nine months ended October 28, 2017, was $17.0 million, an increase of $11.5 million, or 209.1%, as compared to $5.5 million for the nine months ended October 29, 2016. These changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions, and capital expenditures. We believe that our working capital requirements will increase for next year as we continue to expand internationally. As of October 28, 2017, our total working capital was $230.9 million as compared to $223.4 million at January 28, 2017 and $213.5 million as of October 29, 2016. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facility are sufficient to meet our working capital needs and capital expenditure needs over the next year.

We consider the undistributed earnings of our foreign subsidiaries as of October 28, 2017, to be indefinitely reinvested and, accordingly, no United States income taxes have been provided thereon. As of October 28, 2017, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $23.3 million. We have not, nor do we anticipate the need to, repatriate these funds to the United States to satisfy our domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Net cash provided by operating activities was $33.4 million for the nine months ended October 28, 2017, as compared to cash provided by operating activities of $38.2 million for the nine months ended October 29, 2016.

The cash provided by operating activities for the nine months ended October 28, 2017, was primarily attributable to a decreased inventory of $23.0 million, due to improved inventory management, a decrease in accounts receivable of $5.5 million, as well as a decrease in prepaid income taxes, and prepaid expenses of $1.7 million and $0.8 million, respectively. Additionally, cash was provided by an increase in income taxes payable of $1.0 million. This was partially offset by a decrease in accounts payable and accrued expenses of $28.7 million, a decrease in unearned revenues of $3.0 million and a decrease in accrued interest payable of $1.1 million. Our inventory turnover ratio increased to 3.9 as compared to 3.8 in the prior period because of our continued focus on inventory management.

The cash provided by operating activities for the nine months ended October 29, 2016, was primarily attributable to decreased inventory of $69.0 million due to improved inventory management. This was partially offset by a decrease in accounts payable and accrued expenses of $61.7 million, as well as a reduction in deferred pension obligation of $5.5 million due to our funding of our pension in anticipation of its termination and a reduction in accrued interest of $1.0 million.

Net cash used in investing activities was $20.0 million for the nine months ended October 28, 2017, as compared to cash used in investing activities of $12.2 million for the nine months ended October 29, 2016. The net cash used in investing activities during the first nine months of fiscal 2018 primarily reflected the purchase of investments of $37.0 million and the purchase of property and equipment of $5.6 million primarily for leasehold improvements and store fixtures; offset by the proceeds from the maturities of investments in the amount of $22.2 million and proceeds from notes receivable of $0.3 million.

We anticipate capital expenditures during the remainder of fiscal 2018 of $4.0 million to $5.0 million in new leasehold improvements, technology, systems, retail stores, and other expenditures.

Net cash used in investing activities was $12.2 million for the nine months ended October 29, 2016. The net cash used in investing activities during the first nine months of fiscal 2017 primarily reflected the purchase of investments of $12.5 million and the purchase of property and equipment of $9.3 million primarily for leasehold improvements and store fixtures; partially offset by proceeds from the maturities of investments of $9.3 million.

Net cash used in financing activities was $17.3 million for the nine months ended October 28, 2017, as compared to $27.8 million for the nine months ended October 29, 2016. The net cash used during the first nine months of fiscal 2018 primarily reflected net payments on our senior credit facility of $14.6 million, purchases of treasury stock of $0.9 million, payments for employee taxes on shares withheld upon vesting of $1.0 million, payments of $0.7 million on our mortgage loans and payments on capital leases of $0.2 million; partially offset by the proceeds from exercises of stock options of $24,000.

Net cash used in financing activities was $27.8 million for the nine months ended October 29, 2016. The net cash used during the first nine months of fiscal 2017 primarily reflected net payments on our senior credit facility of $23.9 million, purchases of treasury stock of $2.2 million, payments for employee taxes on shares withheld upon vesting of $0.9 million, payments of $0.6 million on our mortgage loans and payments on capital leases of $0.2 million; partially offset by the proceeds from exercises of stock options of $5,000.

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

During the second quarter of fiscal 2018, we repurchased 50,000 shares of common stock at a cost of $0.9 million. During the third quarter of fiscal 2018, we retired 50,000 shares of treasury stock recorded at a cost of approximately $0.9 million. Accordingly, during the third quarter of fiscal 2018, we reduced additional paid in capital by $0.9 million. There were no treasury shares outstanding as of January 28, 2017. Total purchases under the plan to date amount to approximately $61.7 million.

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

On April 6, 2015, we elected to call for the partial redemption of $100 million of our $150 million 7 7 / 8 % senior subordinated notes due 2019 and a notice of redemption was sent to all registered holders of the senior subordinated notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, we completed the redemption of $100 million of our senior subordinated notes. We incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption, including the redemption premium as well as the write-off of note issuance costs. At October 28, 2017 and January 28, 2017, the balance of the 7 7 / 8 % senior subordinated notes totaled $49.8 million and $49.7 million, respectively, net of debt issuance costs in the amount of $0.2 million and $0.3 million, respectively.

Certain Covenants. The indenture governing the senior subordinated notes contains certain covenants which restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, pay dividends or make other distributions on, redeem or repurchase capital stock, make investments or other restricted payments, create liens on assets to secure debt, engage in transactions with affiliates, and effect a consolidation or merger. We are not aware of any non-compliance with any of our covenants in this indenture. We could be materially harmed if we violate any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could also constitute a cross-default under our senior credit facility, letter of credit facilities and real estate mortgages resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Senior Credit Facility

On April 22, 2015, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The Credit Facility has been extended through April 30, 2020 (“Maturity Date”). In connection with this amendment and restatement, we paid fees in the amount of $0.6 million. These fees will be amortized over the term of the Credit Facility as interest expense. At October 28, 2017 and January 28, 2017, we had outstanding borrowings of $7.9 million and $22.5 million under the Credit Facility, respectively.

Certain Covenants. The Credit Facility contains certain financial and other covenants, which, among other things, require us to maintain a minimum fixed charge coverage ratio if availability falls below certain thresholds. We are not aware of any non-compliance with any of our covenants in the Credit Facility. These covenants may restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness and liens in certain circumstances, redeem or repurchase capital stock, make certain investments or sell assets. We may pay cash dividends subject to certain restrictions set forth in the covenants including, but not limited to, meeting a minimum excess availability threshold and no occurrence of a default. We could be materially harmed if we violate any covenants, as the lenders under the Credit Facility could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, the lenders could proceed against our assets and the assets of our subsidiaries that are borrowers or guarantors. In addition, a covenant violation that is not cured or waived by the lenders could also constitute a cross-default under certain of our other outstanding indebtedness, such as the indenture relating to our 7 7 / 8 % senior subordinated notes due April 1, 2019, our letter of credit facilities, or our real estate mortgage loans. A cross-default could result in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy. Additionally, our Credit Facility includes a subjective acceleration clause if a “material adverse change” in our business occurs. We believe that the likelihood of the lender exercising this right is remote.

Borrowing Base. Borrowings under the Credit Facility are limited to a borrowing base calculation, which generally restricts the outstanding balance to the sum of (a) 87.5% of eligible receivables plus (b) 87.5% of eligible foreign accounts up to $1.5 million plus (c) the lesser of (i) the inventory loan limit, which equals 80% of the maximum credit under the Credit Facility at the time, and (ii) a maximum of 70.0% of eligible finished goods inventory with an inventory limit not to exceed $125 million, or 90.0% of the net recovery percentage (as defined in the Credit Facility) of eligible inventory.

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

Letter of Credit Facilities

As of October 28, 2017, we maintained one U.S. dollar letter of credit facility totaling $30.0 million. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

At October 28, 2017 and January 28, 2017, there was $19.4 million and $19.2 million, respectively, available under the existing letter of credit facilities.

Real Estate Mortgage Loans

In November 2016, we paid off our existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $21.7 million mortgage loan. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $112,000, based on a 25-year amortization with the outstanding principal due at maturity. At October 28, 2017, the balance of the real estate mortgage loan totaled $21.0 million, net of discount, of which $552,000 is due within one year.

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

In November 2016, we amended the mortgage loan to increase the amount to $13.2 million. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $68,000, based on a 25-year amortization with the outstanding principal due at maturity. At October 28, 2017, the balance of the real estate mortgage loan totaled $12.8 million, net of discount, of which approximately $336,000 is due within one year.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three and nine months ended October 28, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The notional amounts outstanding of foreign exchange forward contracts were $11.8 million and $15.0 million at October 28, 2017 and January 28, 2017, respectively. Such contracts expire through July 2018.

Accumulated other comprehensive loss included a net deferred loss for Hedging Instruments in the amount of $0.5 million and $0.2 million at October 28, 2017 and January 28, 2017, respectively. The net deferred loss will be reclassified from accumulated other comprehensive loss to costs of goods sold during the next twelve months when the inventory is sold.

The total loss relating to Hedging Instruments reclassified to earnings for the three and nine months ended October 28, 2017 was $86,000 and $78,000, respectively. There was no gain or loss relating to Hedging Instruments reclassified to earnings for the three and nine months ended October 29, 2016.

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

Other

We have a risk management policy to manage foreign currency risk relating to inventory purchases by our subsidiaries that are denominated in foreign currencies. As such, we may employ hedging and derivative strategies to limit the effects of changes in foreign currency on our operating income and cash flows. However, we consider our current exposure to foreign exchange risk as not significant.

Item 4: Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 28, 2017 in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended October 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
July 30, 2017 to August 26, 2017 (1)	71	$17.72	—	$8,278,199
August 27, 2017 to September 30, 2017 (1)	9,243	$21.97		$8,278,199
October 1, 2017 to October 28, 2017 (1)	377	$22.29		$8,278,199

(1)	Represents shares withheld to pay statutory income taxes resulting from vesting of restricted shares.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Exhibit Description	Where Filed

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to Section 1350	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to Section 1350	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.
December 1, 2017
	By:	/S/ JORGE NARINO
Jorge Narino, Interim Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)