Form 10-K
period 2018-02-03
PERRY ELLIS INTERNATIONAL, INC
filed 2018-04-17
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $248,384,000 (as of July 29, 2017).

The number of shares outstanding of the registrant’s Common Stock was 15,863,000 (as of April 9, 2018).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Part III of this Annual Report on Form 10-K:

Portions of the Company’s Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders.

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. References in this report to annual financial data for Perry Ellis refer to financial data for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016. The periods presented in the financial statements are the fiscal years ended February 3, 2018 (“fiscal 2018”), January 28, 2017 (“fiscal 2017”) and January 30, 2016 (“fiscal 2016”). Fiscal 2017 and fiscal 2016 each contained 52 weeks while fiscal 2018 contained 53 weeks. This Form 10-K contains references to trademarks held by us and those of third parties.

General information about Perry Ellis can be found at www.pery.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934(the “Exchange Act”), available free of charge on our website, as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (“SEC”). The information contained on our website is not included as part of or incorporated by reference into this Form 10-K.

FORWARD-LOOKING STATEMENTS

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “guidance,” “indicate,” “intend,” “may,” “might,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” or “will” or the negative thereof or other variations thereon and similar words or phrases or comparable terminology. Such forward-looking statements include, but are not limited to, statements regarding our strategic operating review, growth initiatives and internal operating improvements intended to drive revenues and enhance profitability, the implementation of our profitability improvement plan and our plans to exit underperforming, low growth brands and businesses. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. These factors include, but are not limited to:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers or programs,

•	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future retail and wholesale consolidation,

•	recent and future economic conditions, including turmoil in the financial and credit markets,

•	the effectiveness of our planned advertising, marketing and promotional campaigns,

•	our ability to contain costs,

•	disruptions in the supply chain, including, but not limited to those caused by port disruptions,

•	disruptions due to weather patterns,

•	our future capital needs and our ability to obtain financing,

•	our ability to protect our trademarks,

•	our ability to integrate acquired businesses, trademarks, tradenames, and licenses,

•	our ability to predict consumer preferences and changes in fashion trends and consumer acceptance of both new designs and newly introduced products,

•	the termination or non-renewal of any material license agreements to which we are a party,

•	changes in the costs of raw materials, labor and advertising,

•	our ability to carry out growth strategies including expansion in international and direct-to-consumer retail markets,

•	the effectiveness of our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion,

•	potential cyber risk and technology failures that could disrupt operations or result in a data breach,

•	the level of consumer spending for apparel and other merchandise,

•	our ability to compete,

•	exposure to foreign currency risk and interest rates,

•	possible disruption in commercial activities due to terrorist activity and armed conflict,

•	actions of activist investors and the cost and disruption of responding to those actions, and

•	other factors set forth in this report and in our other SEC filings.

Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those risks and uncertainties detailed in our filings with the SEC. You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

PART I

Item 1. Business

Perry Ellis International, founded in 1967, is a global leader in the design, manufacturing, marketing and distribution of branded lifestyle apparel and accessories. We are one of the largest apparel companies in the world with a portfolio consisting of nationally and internationally recognized lifestyle brand names, some of which have a heritage dating back over 100 years.

We sell our products under our owned global brands, licensed brands and private retailer labels. Our owned brands include legacy brands Perry Ellis® and Original Penguin ® by Munsingwear ® (“Original Penguin”) as well as Ben Hogan ®, Cubavera ®, Farah ®, Grand Slam ®, Jantzen ®, Laundry by Shelli Segal ®, Rafaella ® and Savane ®. We license the Callaway Golf® brand, PGA TOUR® brand, and Jack Nicklaus® brand for golf apparel and the Nike® brand for swimwear and accessories. In 2017, we announced that we will introduce Guy Harvey branded apparel and accessories, under a license, beginning in 2019.

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

We also distribute through our own retail stores. As of March 1, 2018, we operated 36 Perry Ellis, 15 Original Penguin and two multi-brand retail outlet stores located primarily in upscale retail outlet malls across the United States, United Kingdom and Puerto Rico. As of March 1, 2018, we also operated two Perry Ellis, two Cubavera, seven Original Penguin and two multi-brand full price retail stores located in upscale demographic markets in the United States and United Kingdom. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers.

In fiscal 2018, our Men’s Sportswear and Swim segment, which is comprised of men’s sportswear, swimwear and accessories, accounted for 74% of our total revenues, our Women’s Sportswear segment accounted for 12% of our total revenues, our Direct-to-Consumer segment, which is comprised of retail and e-commerce, accounted for 10% of our total revenues and our Licensing segment accounted for approximately 4% of our total revenues. Finally, our U.S. based business represented approximately 86% of total revenues, while our foreign operations represented 14% of total revenues for fiscal 2018.

The revenue generated through our licensing business, in which we license to third parties certain production, sales and/or distribution rights through geographic licensing arrangements, is a significant contributor to our operating income, and our arrangements heighten the overall awareness of our brands without requiring us to make capital investments or incur additional operating expenses. As of fiscal 2018, we licensed our brands through four worldwide, 60 domestic and 100 international license agreements in over 150 countries.

A synopsis of some of our major brands follows:

Ben Hogan. Ben Hogan was a winner of 64 PGA events and holder of nine major championships. The Ben Hogan collection is reflective of the legend himself, characterized by an exceptional sense of style with a passion for excellence.

Callaway Golf. Callaway apparel offers classic, authentic, and premium golf apparel for those who love the game and want to play their best with the latest in design and performance innovation. We became the official apparel licensee of Callaway Golf Company in March 2009. The collection of men’s and women’s apparel includes knit and woven shirts, pullovers, jackets, sweaters, vests, pants, shorts, headwear and accessories. In addition to North America, we design, manufacture, sell and market Callaway apparel across Europe, the Middle East, and Africa. These products are available in stores and online, at green grass specialty stores, sporting goods stores and premium department stores and through our direct-to-consumer website. In 2018, we intend to introduce Callaway Tour Authentic, a high-end apparel collection representing the best in materials, craftsmanship, and innovation. The Callaway license agreement runs through December 2022, with an option to extend through 2027.

Grand Slam. Munsingwear introduced the world famous Grand Slam knit shirt in 1951. In 1954, an iconic logo was added to the left chest area—a groundbreaking design element that created a classic. Today, Grand Slam is a performance line that reflects the classic golf lifestyle - on and off the course.

Jack Nicklaus. Nicknamed the “Golden Bear,” Jack Nicklaus is widely regarded as a sports icon and one of the greatest champions in the history of golf, winning a record total of 18 professional major-championship titles and 73 PGA official PGA TOUR victories worldwide. The men’s apparel collection includes knit shirts, shorts, pants, and layering pieces all designed with performance enhancing features. The Jack Nicklaus license agreement runs through 2021, with an option to extend to 2024.

Laundry by Shelli Segal. A leader in fashion, Laundry by Shelli Segal has been setting trends and inspiring women for more than 25 years offering a collection of day and evening dresses, accessories, swimwear, intimate apparel, bedding and eyewear. The Laundry by Shelli Segal brand is grounded with an LA influence, balancing just the right blend of Hollywood glamour and West Coast chic that is iconic and universal in its appeal to fit the lifestyle and sensibility of a modern woman who is smart, sexy, and not afraid to make an entrance.

Nike Swim. Nike Swim brings inspiration and innovation to athletes in the world of water. We hold the global license to design, manufacture, market and sell Nike swimwear products through e-commerce partners, sporting goods, specialty, and major department stores around the world. The Nike Swim license agreement runs through May 2021, with an option to extend to 2023.

Original Penguin by Munsingwear. Original Penguin is an American heritage lifestyle brand for the modern guy. Since 1955 the brand has been made for originals by originals. By cleverly blending classic American sportswear with contemporary fashion, Original Penguin creates products which are always fun, accessible, and authentic. We license Original Penguin to third parties both for specific product categories and in certain geographic regions, and generally on an exclusive basis. The product line is sold world-wide in premium department and upper-tier specialty stores and includes apparel, swimwear, footwear, accessories, sleepwear, underwear, tailored clothing, fragrance, luggage, eyewear, bedding and bath, with many product categories offered across mens and kids consumer segments. The brand is sold through stand-alone stores in the United States as well as the United Kingdom, Brazil, Argentina, Mexico, Colombia, Panama, Nicaragua, Guatemala, Bolivia, El Salvador and the Philippines.

Perry Ellis. The Perry Ellis brand creates men’s clothing. We take a fresh, optimistic, effortless, and inclusive approach to American sportswear, updated to address current trends, and do so with a strong focus on quality, value, fashion and innovation. The Perry Ellis lifestyle appeals to men who seek a stylish look that allows them to move from day to night to weekend and back with ease. We also license the Perry Ellis brand across men’s tailored clothing, footwear, accessories, fragrance, luggage, eyewear, bedding and bath, underwear with many product categories offered for kids as well. Perry Ellis products are sold in premium and major department stores, both domestically and internationally, in stand-alone stores, and online.

PGA TOUR. The PGA TOUR brand is synonymous with high performance and a commitment to excellence - qualities that have been incorporated into PGA TOUR apparel. The official PGA TOUR season is covered in virtually every major market in North America with hundreds of thousands of on-site fans and millions of television viewers worldwide. Inspired by the excellence of the world’s most elite golfers, PGA TOUR apparel for men and women combines performance and style for golfers and non-golfers alike. The product is sold in-store and online through mid-tier department stores and sporting goods stores. The PGA TOUR license was originally acquired in 2004 and has been extended through July 2019.

Rafaella. Rafaella provides affordable, ultra-flattering clothing for every woman in sizes 4-24. Rafaella is designed by women, for women. Available at better department stores and online across the U.S.

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

By distribution channel. We market our products across multiple levels of retail distribution, allowing us to reach a broad range of consumers domestically and internationally. We distribute our products through luxury stores, department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers. Our products are distributed through approximately 28,000 doors at some of the nation’s leading retailers, including Walmart, the Marmaxx Group, Macy’s, Dillard’s and Kohl’s. We also distribute our products through our own retail stores, which include 36 Perry Ellis, 15 Original Penguin and two multi-brand retail outlet stores located primarily in upscale retail outlet malls across the United States, United Kingdom and Puerto Rico. As of March 1, 2018, we also operated two Perry Ellis, two Cubavera, seven Original Penguin and two multi-brand full price retail stores located in upscale demographic markets in the United States and United Kingdom. We also operate e-commerce sites for several of our brands. Finally, we have successfully expanded product and brand distribution in the United Kingdom, Canada, Latin America and Europe, and believe additional opportunities exist for further international expansion of our brand base.

The following table illustrates the current diversity of a cross section of our brands and products we produce and market and their respective distribution channels:

Distribution Channels	Brands
Luxury Stores	Original Penguin	Laundry by Shelli Segal

Department Stores	Perry Ellis	Rafaella	Callaway Golf	Jantzen
	Savane Original Penguin	Laundry by Shelli Segal Jack Nicklaus	PGA TOUR Cubavera	Nike Swim

Chain Stores	Savane Jack Nicklaus	Grand Slam	PGA TOUR	Nike Swim

Mass Merchants	Ben Hogan	Jack Nicklaus

Corporate/Green Grass/ Sporting Goods	Callaway Golf	Jack Nicklaus	PGA TOUR	Nike Swim

Specialty Stores	Savane Original Penguin	Laundry by Shelli Segal	Jantzen	Nike Swim

International (1)	Perry Ellis Original Penguin Farah	Callaway Golf Laundry by Shelli Segal Rafaella	PGA TOUR Ben Hogan Manhattan	Jantzen Nike Swim

Direct-to-Consumer	Original Penguin Perry Ellis	Callaway Golf	Cubavera	Farah

(1)	This channel includes Company operated retail stores, e-commerce and concession locations.

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

Growing licensing business. The strengths of our brands have been instrumental in helping us build our global licensing business. We collaborate with over 100 product licensees who produce and sell what we believe are products requiring specialized expertise that are enhanced by our brands’ respective strengths. We provide support to these business partners and ensure the integrity of our brand names by taking an active role in the design, quality control, advertising, marketing and distribution of licensed products. Our relationships with our product licensees have helped us leverage our success across demographics and categories by taking advantage of their unique expertise. In addition, we have entered into agreements with non-manufacturing third-party licensees who we believe have particular expertise in the distribution of fashion apparel and accessories in specific geographic territories, such as the Middle East, Eastern Europe, Latin America and the Caribbean, Asia and Australia.

Manufacturing, sourcing and distribution. Product design and innovation, including fit, fabric, finish and quality, are important elements across our businesses. We have sourced our products globally for 50 years and employ sophisticated logistics and supply chain management systems to maintain maximum flexibility. Our network of worldwide company-owned sourcing offices and agents enables us to meet our customers’ needs in an efficient and high quality manner without relying on any one vendor, factory, or country. In fiscal 2018, based on the total units, we sourced our products from Asia 80%, the Middle East 15% and the Americas 5%. We maintain a staff of over 260 experienced sourcing professionals in four offices in China (including Hong Kong), as well as in the United States, Taiwan, Bangladesh, and Vietnam. Our sourcing offices closely monitor our suppliers and provide strict quality assurance analyses that allow us to consistently maintain our high quality standard for our customers. We have a compliance department that works closely with our quality assurance staff to ensure that our sourcing partners comply with Company-mandated and country-specific labor and employment regulations. We believe that sourcing our products allows us to manage our inventories more effectively while avoiding capital investments in production facilities.

We have also focused on evolving our supply chain and building upon our operating platforms to enhance our efficiencies across the company. Speed is a focus area across our organization, as we have taken measures to reduce our lead times, enhance our operations and simplify our process to compete effectively and keep pace with rapidly changing markets. Because of our sourcing experience, capabilities and relationships, we believe that we are well positioned to take advantage of the changing textile and apparel quota environment. We limit our sourcing exposure through, among other measures: (i) shifting of production among countries and factories, (ii) sourcing production to merchandise categories where product expertise exists and (iii) sourcing from countries with tariff preference and free trade agreements.

Design expertise and advanced technology. We maintain a staff of designers, merchandisers and artists who are supported by a staff of design professionals, including assistant designers, technical designers, graphic artists and production assistants. Our in-house design staff designs substantially all of our products using advanced three dimensional computer-aided design technology, like Optitex, that minimizes the time-intensive and costly production of sewn prototypes. In addition, this technology provides our customers with products that have been custom designed for their specific needs and meet current fashion trends. We design and employ advanced fabric and design technologies to ensure a proper fit and outstanding performance when creating our women’s and men’s golf and swimwear apparel. We seek to regularly upgrade and improve our products with the latest in innovative technology while broadening our product offerings. Our goal, to deliver superior performance in all our products, provides our developers and licensees with a clear, overarching direction for the brand and helps them identify new opportunities to create products that meet the changing needs of consumers. We regularly upgrade our computer technology, including our Product Lifecycle Management systems, to enhance our design capabilities, and facilitate communication with our global suppliers and customers on a real-time basis resulting in faster new product developments thereby meeting the ever-changing needs of our customers.

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

Our data warehouse, geographical information systems and IBM SPSS, a forecasting modeling tool, are utilized to detect future trends and identify new business opportunities. Our e-commerce environment utilizes SalesForce Commerce Cloud coupled with the best of the breed e-commerce cloud and social media services to create an integrated leading edge environment. Our loyalty system utilizes Salesforce Service Cloud, Oracle as Email Service Provider, and Oracle POS to maximize customer value. These solutions improve our understanding of our direct-to-consumer market allowing us to engage the customer at the time of purchase resulting in significant increases in revenue per transaction.

Digital-first marketing orientation. We have evolved our marketing approach, in both business to business as well as business to consumer, to connect with our consumers digitally. Our consumer marketing targets our end consumer through both demographic and behavioral inputs so that we can engage with them on the sites, platforms, and devices where they spend their time, with relevant messaging. Social media, native content, website experience, advertising, and CRM activities are integrated to deliver brand and product messages to engage and drive purchase.

Proven and experienced management team. Our senior management team averages more than 30 years in the apparel industry and has extensive experience in growing and rejuvenating brands and building strong relationships with global suppliers, licensees and retailers. This industry backdrop coupled with public company experience, as well as an average of 22 years with our Company, provide us with a deeply seasoned senior management team with strong creative and operational experience. This extensive experience also extends beyond our senior management team and deep into our organization.

Our Business Strategy

We are focused on driving strategic initiatives designed to enhance both revenue and profitability with a portfolio of brands that we offer in multiple channels of retail distribution through the following strategies:

Continue to strengthen the competitive position and recognition of our lifestyle brands. We intend to continue growing brand awareness and customer loyalty in North America and internationally, in a number of ways including by:

•	Managing our brands individually, and developing a distinctive merchandising and marketing strategy for every product category and distribution channel,

•	Expanding our e-commerce footprint both directly and through our customers by utilizing key platform investments in our digital footprint and our state of the art photography studio, and

•	Maintaining our advertising position in lifestyle and fashion media outlets, digital media, participating in trade shows, event and celebrity/influencer sponsorships, and cooperative advertising.

We partner with leading wholesale customers in national and regional department, chain, mass market, specialty and independent stores in North America and Europe. These longstanding relationships enable us to access large numbers of our key consumers in a targeted manner. In addition, we are engaged in wholesale growth initiatives such as advertising support in the form of point-of-sale fixtures and signage to enhance the presentation and brand image of our products. We also opportunistically partner with retailers to open shop-in-shops, which are the primary component of our retail marketing strategy to increase brand floor space dedicated to our products within our major retail accounts. The design and funding of our concept shops within our major retail accounts has been a key initiative for securing prime floor space, educating the consumer and creating an exciting environment for the consumer to experience our branded products. Our shops enhance our brand’s presentation within our major retail accounts with a shop-in-shop approach, using dedicated floor space exclusively for our products, including flooring, lighting, walls, displays and images. We participate in incentive programs with our retailer customers, including customer loyalty, discounts, allowances and cooperative advertising funds. We also offer sales incentive programs directly to consumers through our branded loyalty programs, which target consumers in our direct-to-consumer channel and reward them with benefits that can be redeemed across multiple brands. In November 2017, we expanded to Supreme Perks program across multiple brands, including Perry Ellis (“Perry Perks”), Original Penguin (“Original Rewards”), Cubavera (“Good Life Rewards”), and Laundry by Shelli Segal (“Laundry VIP”), to enhance consumer engagement and experience.

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

Expand our product offerings. We have been a leader in men’s apparel for over 40 years and believe we can continue to grow our business by leveraging our expertise and experience in design and manufacturing, in our relationships with leading retailers, and in our sourcing capabilities to expand to new product categories by capitalizing on strong brand awareness and loyalty among consumers. We believe we can both optimize our business opportunities and attract new customers to our brands. For example, we expanded the performance attributes for our Perry Ellis collection line to offer casual “athleisure” components. These product offerings provide complementary additions under the brand that extended its reach beyond the traditional wear to work outfit.

Grow our direct-to-consumer channel. We seek to expand and leverage the high gross margin direct-to-consumer channel, which includes e-commerce, outlet stores and full-price stores, and where we control all aspects of the operation, thereby complementing our wholesale business. This business segment operates under a single operating group to ensure our omni-channel operations are interdependent. This has enabled our company to increase comparable store sales with a number of initiatives already under way to increase the size and frequency of purchases by our existing customers and to attract new customers. Such initiatives include, among others, maximizing productivity with existing stores, creating compelling store environments and offering new products, including menswear, small leather goods and active footwear.

E-commerce is our fastest growing direct-to-consumer channel. As a complement to our wholesale business, we currently market Perry Ellis, Original Penguin, Farah, Cubavera, Laundry by Shelli Segal and Callaway Golf Apparel products online in the United States and internationally. We continue to enhance the online capabilities and functionality of our e-commerce sites to improve the shopping experience and increase sales. At the same time, these enhancements enable us to expand the number of countries to which we are able to ship. In addition, we have increased our indirect e-commerce sales via our retail customers by investing in product presentation and selling capabilities to further strengthen the competitive position and image of our current brands on their respective websites.

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

Grow our international businesses. We believe that our strong brand portfolio and broad product offerings enable us to seek additional growth opportunities in geographic areas where we are underpenetrated, such as Europe and Asia. Our historic growth focused primarily on the wholesale channel within the United States, and accordingly, our revenues are concentrated in that distribution channel. We intend to strengthen our existing markets and successfully expand our business in relatively underdeveloped or under-optimized markets. Our immediate focus is supporting our momentum in Europe, Canada and Latin America while expanding our penetration in Asia and the Middle East. For example, we introduced Nike Swim into Latin America and Europe. We also brought Ben Hogan into the market in Europe. We also seek to expand revenue through licensing partnerships across the Asian, Middle Eastern, African and Indian markets. We executed new licensing relationships in Latin America and Asia for Perry Ellis, and in Europe for Original Penguin, during fiscal 2018 as well.

Adapt to our continually changing marketplace. We intend to continue to make investments and implement strategies to meet the growing needs of our customers on a timely basis in the ever-changing apparel industry. We are currently focusing on expanding our business in the following areas:

•	We continue to elevate our Perry Ellis brand by leveraging the creative talent of our design and merchandising teams. We maintain our presence in major fashion weeks with fashion shows which reinforce Perry Ellis’ designer status and high-fashion image, creating excitement around the collections and generating global multimedia press coverage. We integrate the brand with in demand technology, including Amazon Alexa to demonstrate how Perry Ellis is a partner to men to help them always feel appropriately dressed for any occasion.

•	We continue to increase our wholesale sales by increasing shop-in-shops for Perry Ellis, Original Penguin and Rafaella. We believe that our shop-in-shop initiatives effectively communicate our brand image within the department store, enhance the presentation of our merchandise and create a more personalized shopping experience for department store customers. We plan to grow our North American shop-in-shop footprint at select department stores by continuing to convert existing wholesale door space into shop-in-shops and expanding the size of existing shop-in-shops.

•	We are a leading manufacturer of golf lifestyle products and our branded portfolio includes Callaway Golf, PGA TOUR, Grand Slam, Ben Hogan and Jack Nicklaus products. We believe there is opportunity to capitalize on the evolution of golf apparel which continues to replace traditional sportswear attire and permits us to expand across multiple distribution channels. With the planned 2018 launch of Original Penguin Golf, we will add a product offering true to the iconic origins of the Original Penguin brand.

•	We are focused on several initiatives to increase our direct-to-consumer sales, including measured growth of our retail stores as well as increasing sales and distribution through our e-commerce websites. Operationally, we seek to enhance the omni-channel experience through providing exclusive assortments available online and in our stores as well as pursuing higher margin businesses including fragrance, footwear and accessories which also create a complete branded experience for the consumer.

•	We continue to evaluate our businesses for productivity and profitability. This year, we continued to focus on cost controls within cost of goods sold and selling general and administrative expenses, through process enhancements, inventory management and consolidation.

Expand our licensing opportunities. We believe licensing to third parties is an attractive opportunity for our brands by providing increased customer exposure domestically and internationally, as well as opportunities for future product extensions. We intend to continue to expand the international distribution of our brands through licensing. This year, we entered into 24 new licensing agreements to expand our product offerings under our well-known brands and broaden the markets that we serve. We have over 160 agreements, covering over 150 countries outside of the United States, to use our brands in numerous product categories, including apparel, accessories, footwear, soft home goods and fragrances. We have an active pipeline of new agreements as we seek to expand product categories and markets.

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

On October 23, 2017, we entered into a licensing agreement with NMNY Group, LLC (“NMNY”) for the design, production and wholesale distribution of Laundry by Shelli Segal women’s day and social occasion dresses in the United States and Canada, which resulted in the discontinuation of our directly operated Laundry by Shelli Segal dress wholesale business in the fourth quarter of 2017.

Segment Information

See footnote 24 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for segment information.

Recent Developments

On February 6, 2018, we received a non-binding proposal from George Feldenkreis, a current member and former Executive Chairman of our Board of Directors, and Fortress Credit Advisors LLC to acquire all of our outstanding common shares not already beneficially owned by Mr. Feldenkreis. On February 13, 2018, our Board of Directors authorized a special committee of independent directors, comprised of Joe Arriola, Jane DeFlorio, Bruce J. Klatsky, Michael W. Rayden and J. David Scheiner to evaluate this proposal, with Mr. Scheiner serving as chair. The special committee has retained Paul, Weiss, Rifkind, Wharton & Garrison LLP and Akerman LLP as its legal counsel and PJ SOLOMON as its financial advisor to assist in its review. The special committee is evaluating the proposal and no decision has been made with respect to our response to the proposal. We cannot assure you that the proposal will result in a definitive offer to purchase all of our outstanding capital stock or that any definitive agreement will be executed or that the proposal or any other transaction will be approved or consummated.

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

We continue to make technology investment a priority in all areas of the Company. The in-house design organization continues to benefit from the latest updates in state-of-the-art computer aided design (“CAD”) technology. Woven and knitted fabric patterns, print patterns and silhouette enhancements are mapped and confirmed with speed and accuracy, as well as with great cost-efficiency. With the expanded use of Optitex we reduce unnecessary creation of samples, waste and lead time. The latest evolutions in style and fashion quickly travel from concept to factory-ready reality.

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

As of February 3, 2018, we were the licensor of over 160 agreements, for various products including footwear, men’s suits, sportswear, dress shirts, tailored clothing, underwear, loungewear, outerwear, activewear, neckwear, fragrances, eyewear, accessories and home, and for various international territories. We received royalties from these agreements of approximately $34.6 million, $36.0 million, and $34.7 million in fiscal 2018, 2017, and 2016, respectively. We believe that our long-term licensing opportunities will continue to grow domestically and internationally. Although the Perry Ellis brand has international recognition, we still perceive the brand to be under-penetrated in international markets such as Europe, Latin America and Asia. We are actively working to expand our base of licensees for the Perry Ellis brand in international markets. We believe that our brand and licensing experience will enable us to capitalize on these international opportunities and that our operations in Europe will assist us in this endeavor.

We have been successful with licensing our Original Penguin brand, both domestically and internationally, in categories such as footwear, fragrance, eyewear, dress shirts, tailored clothing, neckwear and kids apparel. We recently added accessory licenses to both Laundry by Shelli Segal and Rafaella and believe that there are additional product categories which we are actively working on licensing. Other brands within our portfolio we license for certain product categories and territories include Farah, Jantzen, Gotcha, Manhattan, and Ben Hogan among others.

To maintain a brand’s image, we exercise strict control over quality, monitor our licensees and approve all licensed products. In evaluating a prospective licensee, we consider the candidate’s experience in product design and manufacturing, financial stability, marketing ability and experience in wholesale and retail. We also evaluate the marketability and compatibility of the proposed products with our brands. We regularly monitor product design, development, merchandising and marketing of licensees, and schedule meetings at prescribed times throughout the year with licensees to ensure product quality and brand consistency. We expose our products and fashion collections to our licensees and share our expectations of product positioning in the marketplace. In addition to approving, in advance, all licensees’ products, we also approve their advertising, promotional and packaging materials.

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

Marketing, Advertising and Promotions

Our strategy to drive demand and sell through of our products begins with our portfolio of brands across four business segments. Each brand has a defined positioning strategy, product focus, target consumer segment, geographic market focus, and distribution channel approach.

We leverage data and consumer insights to inform our strategies to build loyalty and engagement with current consumers as well as attract and acquire new ones. By considering our end consumers’ purchasing journey from discovery to consideration to purchase and retention, we develop initiatives and communications to help our brands and products to be understood and desired.

We seek to build a relationship with our end consumers. Through direct marketing and targeted digital communications, we segment relevant messaging based on consumer preferences. Additionally, we reward end consumers with special offers, advance product releases, and exclusive access with our branded loyalty programs for Perry Ellis, Original Penguin, Cubavera, and Laundry by Shelli Segal.

Most of our creative marketing work is done through an in-house creative agency model. This team creates brand identity elements, packaging, advertising, sales materials and digital content. We connect with consumers to build brand equity and drive retail traffic through extensive use of digital media including social media, branded content, digital advertising, search marketing, and email. Our digital marketing strategies have continued to evolve as mobile consumption of communications has become ubiquitous. We utilize relevant traditional media including fashion and lifestyle magazines and geo-targeted billboards based on the target consumer profile by brand. In addition, we seek editorial coverage for our brands and products through traditional media outlets as well as the less traditional, and growing importance of influencers.

Our marketing efforts with wholesale partners are strong and omni-channel in their orientation. Our marketing and sales executives spend considerable time in the field meeting with consumers and retailers at the points of sale. We have dedicated resources to enable the best brand and product representation on our retail partners’ websites in an effort to maximize this growing channel. Additionally, our reach towards targeted consumers is increased by cooperative advertising programs with some retailers. Ranging from in-store displays, digital advertising, direct mail and email to promotional activities, we are committed to helping our retail partners drive demand and sales. We believe we have opportunities to expand our brand portfolio online around the world, and have developed omni-channel concepts to better serve consumers as they shop across channels.

Distribution and Customers

We operate 36 Perry Ellis, 15 Original Penguin and two multi-brand retail outlet stores. We also operate two Perry Ellis, two Cubavera, seven Original Penguin, two multi-brand full-price retail stores as well as e-commerce sites for several of our brands with goals to expand our e-commerce offerings.

We believe that customer service is a key factor in successfully marketing our products. We coordinate efforts with customers to develop products meeting their specific needs using our design expertise and CAD technology. Utilizing our sourcing capabilities, we strive to produce and deliver products to our customers on a timely basis.

We sell merchandise to a broad spectrum of retailers, including national and regional chains, department, mass merchant and specialty stores. Our largest customers include Walmart, The Marmaxx Group and Macy’s. We have developed and maintained long-standing relationships with these customers. Additionally, we sell merchandise to other retailers such as: Kohl’s, Dillard’s and Hudson Bay Company. We also sell merchandise to corporate wear distributors.

Net sales to our five largest customers accounted for approximately 46% of net sales in fiscal 2018 and fiscal 2017 and 47% of net sales in fiscal 2016. For fiscal 2018, two customers accounted for over 10% of net sales; Walmart accounted for 15% and The Marmaxx Group accounted for 11%. For fiscal 2017, two customers accounted for over 10% of net sales; Walmart accounted for 13% and The Marmaxx Group accounted for 10%. For fiscal 2016, three customers accounted for over 10% of net sales; Walmart accounted for 12%, The Marmaxx Group accounted for 11% and Macy’s accounted for 10% of net sales, respectively.

Information Systems

Our information systems division deploys advanced technologies such as e-commerce, data warehousing, demographic analysis, sophisticated electronic data interchange (“EDI”), sourcing and demand solutions, and globally available product life cycle software, all focused on increasing efficiency and achieving exceptional customer satisfaction.

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

We use PerrySolutions in-house planning software that enables our sales planners to manage our retail customers’ inventory at the SKU level. In addition, we use Oracle Retail during the assortment planning process to allocate the correct quantities for the initial rollout of product at retail stores. These systems help us increase sales and margins of our products by increasing inventory turns for the retailer, which in turn reduces our product returns and markdowns and increases our profitability. We also use demographic mapping data software that helps us develop specific micro-market plans for our customers and provide them with enhanced returns on our various product lines. Our data warehouse, geographical information systems and IBM SPSS are utilized to detect future trends and identify new business opportunities. Our e-commerce environment utilizes Salesforce Commerce Cloud coupled with the best of breed e-commerce, Cloud and social media services creating an integrated leading edge environment.

We use the Oracle Retail suite of products with the goal of reducing markdowns, increasing inventory turns and increasing revenues while automating the process. These different modules allow us to monitor our customers’ product by store and quickly react to changes in consumer behavior. The suite also includes advanced store inventory and point of sales software, which allows us to keep just in time inventory at our retail stores. We believe this investment shows our commitment to understanding our consumer in order to strengthen our brands as well as our effort to support the continued expansion of our direct retail businesses. Additionally, we invested in Trade Management Oracle Financials software to quickly and positively resolve customer claims.

We began the implementation of a new JDA warehouse management system during fiscal 2018.

In addition, we use Google Apps for Work to provide real-time collaboration across our global offices, with face to face video conferencing available to every associate, for training and business meetings.

We continue to expand the use of Optitex to design, simulate fit and sell digitally in order to reduce unnecessary creation of samples and waste.

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

Supply of Products and Quality Control

We currently use independent contract manufacturers to supply the substantial majority of the products we sell. Of the total units of sourced products in fiscal 2018, 80% was sourced from suppliers in Asia, 15% was sourced from suppliers in the Middle East and 5% was sourced from suppliers in the Americas. We believe that the use of numerous independent contract manufacturers allows us to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and the costs of maintaining and operating production facilities. We have had relationships with some suppliers for over 30 years, however, none of these relationships is formal or requires either party to purchase or supply any fixed quantity of product.

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

Import Operations and Import Restrictions

Our import operations are subject to constraints imposed by bilateral trade agreements between the United States and a number of foreign countries. Some of these agreements impose quotas on the amount and type of goods that can be imported into the United States from some countries. Most of our imported products are also subject to United States customs duties.

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

We strive to focus on these factors and have proven our ability to anticipate and respond quickly to customer demands with our brands, range of products and ability to operate within the industry’s production and delivery constraints. We believe that our continued dedication to customer service, product assortment and quality control, as well as our aggressive pursuit of licensing opportunities, directly addresses the competitive factors in all market segments. Our established brands and relationships with retailers have resulted in a loyal following of customers.

The level of competition and the nature of our competitors vary by product segment. In particular, in the mass market channel, manufacturers constitute our main competitors in the less expensive segment of the market, while high profile domestic and foreign designers and licensors account for our main competitors in the more upscale segment of the market. Although we have been able to compete successfully to date, there can be no assurance that significant new competitors will not develop in the future.

Trademarks

Trademarks, domain names, copyrights and derivative marks, including the Penguin logo, are valuable in the development, licensing and marketing of our products and are important to our continued success, including to the growth of our international licensed businesses. We have registered or applied for registration of our primary trademarks in the United States and in more than 150 countries where our products are manufactured or sold. We continue to expand our worldwide usage and registration of new and related trademarks. In general, trademarks remain valid and enforceable as long as the marks continue to be used in connection with the products and services with which they are identified and, as to registered tradenames, the required registration renewals are filed. We regard our trademarks and other proprietary rights as valuable assets that are critical in the marketing of our products, and, therefore, we vigorously protect our trademarks and other proprietary rights against infringements.

Environmental Matters

We are committed to minimizing the negative impact of our business activities on the environment and believe our operations are in compliance in all material respects with all applicable laws and regulations. Additionally, our business activities could be negatively impacted by severe weather conditions, which could affect the sale of our products or disrupt our sourcing.

Employees

As of March 2018 and 2017, we had approximately 2,400 and 2,500, employees worldwide, respectively. None of our employees are subject to a collective bargaining agreement. We consider our employee relations to be satisfactory.

Long-Lived Assets

See footnote 24 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for long-lived asset information.

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

We derive a significant amount of our revenues from a few major customers. For example, net sales to our five largest customers accounted for approximately 46% of net sales in fiscal 2018 and fiscal 2017 and 47% of net sales in fiscal and 2016. For fiscal 2018, two customers accounted for over 10% of net sales; Walmart accounted for 15% and The Marmaxx Group accounted for 11%. For fiscal 2017, two customers accounted for over 10% of net sales; Walmart accounted for 13% and The Marmaxx Group accounted for 10%. For fiscal 2016, three customers accounted for over 10% of net sales; Walmart accounted for 12%, The Marmaxx Group accounted for 11% and Macy’s accounted for 10% of net sales, respectively.

A significant decrease in business from or loss of any of our major customers could adversely affect our financial results by causing a significant decline in our revenues. During the past several years, the retail industry has experienced a great deal of consolidation and other ownership changes, as well as management changes and store closing programs, and we expect such circumstances to continue and perhaps increase. In addition, store closings by our customers decrease the number of stores carrying our products, while the remaining stores may purchase a smaller amount of our products and may reduce the retail floor space designated for our brands. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target markets or marketing strategies. Any of these types of actions could decrease the number of stores that carry our products or increase the concentration within the retail industry. These changes could decrease our opportunities in the market, increase our reliance on a smaller number of large customers and decrease our negotiating strength with our customers. These factors could have a material adverse effect on our financial condition and results of operations.

We do not have long-term contracts with any of our customers and purchases generally occur on an order-by-order basis. We believe that purchasing decisions are generally made independently by individual department stores within a company-controlled group. There has been a trend, however, toward more centralized purchasing decisions. As such decisions become more centralized, the risk to us of customer concentration increases. Furthermore, our customers could curtail or cease their business with us because of changes in their strategic and operational initiatives, such as an increased focus on private label, consolidation with another retailer, changes in our customer’s buying patterns, financial instability and other reasons. If our customers curtail or cease business with us, our revenues could significantly decrease and our financial condition could be significantly harmed.

Our business and financial results could be negatively affected as a result of the unsolicited go-private proposal received from George Feldenkreis.

On February 6, 2018, we received a non-binding proposal from George Feldenkreis, a current member and former Executive Chairman of our Board, and Fortress Credit Advisors LLC to acquire all of our outstanding common shares not already beneficially owned by Mr. Feldenkreis (the “Proposal”). On February 13, 2018, the Board authorized the formation of a special committee (the “Special Committee”) of our Board to evaluate the Proposal. The Special Committee has hired Paul, Weiss, Rifkind, Wharton & Garrison LLP and Akerman LLP as its legal counsel and PJ SOLOMON as its financial advisor to assist in its review of the Proposal and potential strategic alternatives thereto. No decision has been made with respect to our response to the Proposal. There is no assurance that the Proposal will result in a definitive Proposal to purchase our outstanding capital stock or that any definitive agreement will be executed. These circumstances may have an adverse impact on our business, operating results and/or financial condition because, among other things:

•	George Feldenkreis, a director of the Company, and Oscar Feldenkreis, a director and CEO of the Company, are each potentially interested in the transaction described in the Proposal, including as a result of their potential purchase (directly or indirectly) of the Company’s securities in such transaction. Moreover, as the son of George Feldenkreis, Oscar Feldenkreis may be viewed as having indirect personal interests in the Proposal regardless of whether he participates in any such transaction. The potential interests of each of George and Oscar Feldenkreis (and/or entities they have interests in) could be materially different than the interests of other Company shareholders proposed to receive cash in such transaction. Such potentially conflicting interests has led to the establishment of the Special Committee, the retention of third-party advisors to the Special Committee and the establishment of an independent process to review the Company’s strategic alternatives by the Special Committee.

•	The Special Committee’s evaluation of the Proposal and related matters, including potential strategic alternatives thereto, have been, and may continue to be, a significant distraction for our management and employees and have required, and may continue to require, our expenditure of significant time and resources, including, but not limited to, those related to the formation of the Special Committee and the third-party advisors the Special Committee has hired to assist in evaluating the Proposal and potential strategic alternatives thereto. Costs associated with evaluating and responding to the Proposal and potential strategic alternatives thereto have been, and may continue to be, substantial.

•	Perceived uncertainties among current and potential customers, suppliers, employees and other constituencies as to our future direction as a consequence of these circumstances may result in lost sales, weaker execution of our business strategies and the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners.

•	Actions that the Company (including any of its officers or directors) has taken, or may take, in response to the Proposal or strategic alternatives thereto, or the existence of potential or actual conflicts of interest, may result in litigation against us. If such litigation materializes, it may be a significant distraction for our management and employees and may require us to incur significant costs. Further, if determined adversely to us, such lawsuits could harm our business and have a material adverse effect on our results of operations and financial condition.

•	The future trading price of our common stock could be subject to increased volatility based on uncertainties associated with the Proposal and potential strategic alternatives thereto.

Deteriorating economic conditions, including turmoil in the financial and credit markets, may adversely affect our business.

Deteriorating economic conditions may adversely affect our business, our customers, and our financing and other contractual arrangements. In addition, conditions may become depressed in the future or may be subject to further deterioration. Recent and future developments in the United States and global economies may lead to reductions in consumer spending, which could have an adverse effect on the sales of our products. Such events could adversely affect the business of our wholesale and retail customers, which may among other things, result in financial difficulties leading to restructuring, bankruptcies, liquidations, and other unfavorable events of our customers, and may cause such customers to reduce or discontinue orders of our products. Financial difficulties of our customers may also affect the ability of our customers to access credit markets or lead to higher credit risk relating to receivables from customers. Future turmoil in the financial and credit markets could make it more difficult for us to obtain financing or refinance existing debt when the need arises or on terms that would be acceptable to us.

Domestic and international political situations may also affect consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to further decreases in consumer spending.

The worldwide apparel industry is highly cyclical and heavily influenced by general economic conditions, which could negatively impact our orders and our overall results of operations.

The apparel industry is highly cyclical and heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with cycles in the disposable income of consumers. Our wholesale customers may anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. Accordingly, a reduction in consumer spending in any of the regions in which we compete could adversely affect the sales of our products.

We may not be able to anticipate consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers and result in a significant decrease in our net sales.

Our failure to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect acceptance of our products by retailers and consumers and may result in a significant decrease in net sales or leave us with a substantial amount of unsold inventory. We believe that our success depends on our ability to anticipate, identify and respond to changing fashion trends in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We may not be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, any new products or brands that we introduce may not be successfully received by retailers and consumers. Due to the acquisitions of Laundry by Shelli Segal, and Rafaella, we have increased our exposure to women’s apparel, thus making us subject to additional changes in fashion trends as women’s fashion trends have historically changed more rapidly than men’s fashion trends. If our products are not successfully received by retailers and consumers and we are left with a substantial amount of unsold inventory, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory. If this occurs, our business, financial condition, results of operations and prospects may be materially adversely affected.

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

The interruption of the business of third parties that license their brands to us could adversely affect our net income. We currently license the Nike, PGA TOUR, Jack Nicklaus, Callaway Golf and Guy Harvey brands from third parties. These licenses vary in length of term, renewal conditions and royalty obligations. The average initial term of these licenses is three to five years with options to renew depending upon whether we achieve certain targeted sales goals. We may not be able to renew or extend any of these licenses on favorable terms, if at all. If we are unable to renew or extend any of these licenses, we could experience a decrease in net income.

We are dependent upon the revenues generated by the licensing of our brands to third parties, and the loss or inability to renew certain of these licenses could reduce our royalty income and consequently reduce our net income.

The loss of several licensees of our brands at any one time could adversely affect our royalty income and net income. Royalty income from licensing our brands to third parties accounted for $34.6 million or 4% of total revenues for fiscal 2018 and $36.0 million, or 4% of total revenues, for fiscal 2017. These licenses vary in length of term, renewal conditions and royalty obligations. The average term of these licenses is three to five years with options to renew depending upon whether certain targeted performance goals are met. We may not be able to renew or extend any of these licenses on favorable terms, if at all. If we are unable to renew or extend any of these licenses, we could experience a decrease in royalty income and net income.

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

Our sales and operating results are influenced by seasonality, weather patterns and natural disasters.

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

If any of the laws or regulations to which we are subject are amended or if new laws or regulations are adopted, compliance could become more expensive and directly affect our income.

We are subject to U.S. federal, state and local laws and regulations affecting our business, including those promulgated under or by the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the Consumer Products Safety Commission, the Department of Homeland Security and various labor, workplace and related laws, as well as environmental laws and regulations. If any of these laws are amended or new laws are adopted, our compliance could become more costly, and our failure to comply with such laws may expose us to potential liabilities, which could have an adverse impact on our results of operation or financial condition.

Because we do business abroad, our business could be harmed by changes in foreign exchange rates.

Our business operations have several international components including sourcing of product, licensing and distribution arrangements and direct operations in Canada, Mexico and Europe, which expose us to foreign exchange risk and such risk may increase as we expand our international operations and licensing and distribution portfolio. Changes in exchange rates between the United States dollar and other currencies can impact our financial results in two ways; a translation impact and a transaction impact. The translation impact refers to the impact that changes in exchange rates can have on our published financial results, as our revenue and profit earned in local foreign currencies is translated into United States dollars using an average exchange rate over the representative period. Accordingly, during times of a strengthening United States dollar, particularly against the British Pound, the Canadian dollar, and the Mexican Peso, our results of operations will be negatively impacted, as was the case during fiscal 2017 and fiscal 2016, and during times of a weakening United States dollar, our results of operations will be favorably impacted as was the case in fiscal 2018.

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

Although we have not been affected in a material way by any of the foregoing factors, we cannot predict the likelihood or frequency of any such events occurring and any material disruption may have an adverse effect on our business.

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

As of February 3, 2018, we had approximately $94.6 million of debt outstanding as compared to approximately $106.6 million as of January 28, 2017 (excluding amounts outstanding under our letter of credit facility). Our indebtedness could have important consequences, including:

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

Our profitability may decline as a result of increasing pressure on our product prices.

The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer spending patterns. These factors may cause us to reduce our sales prices to retailers and consumers, which could cause our gross margin to decline. If we fail to adequately manage our product costs or operating expenses, our profitability will decline. This could have a material adverse effect on our results of operations, liquidity and financial condition.

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

In addition, the new U.S. administration has publicly supported potential trade proposals, including import tariffs, tariffs (including the Trump administration’s recent introduction of tariffs on China and China’s retaliatory tariffs on certain products from the U.S.), modifications to international trade policy, and other changes that may affect U.S. trade relations with other countries, any of which may require us to significantly modify our current business practices or may otherwise materially impact our business.

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

The level of competition and the nature of our competitors vary by product segment with low-margin, mass-market manufacturers being our main competitors in the less expensive segment of the market and U.S. and foreign designers and licensors competing with us in the more upscale segment of the market. If we do not maintain our brand names and identities and continue to provide high quality and reliable services on a timely basis at competitive prices, we may not be able to continue to successfully compete in our industry. If we are unable to compete successfully, we could lose one or more of our significant customers, which, if not replaced, could negatively impact our sales and financial performance.

Our ability to attract customers to our stores, the stores of our largest customers that are located in regional malls and other shopping centers depends heavily on the success of the malls and the centers in which these stores are located, and any decrease in customer traffic to these malls and centers could cause our sales to be less than expected, which could adversely affect our results of operations and cash flow.

The majority of our current stores and our largest customer’s stores are located in shopping malls and other retail centers. Sales at these stores are derived in considerable part from the volume of traffic generated in those malls or retail centers and surrounding areas. To take advantage of customer traffic and the shopping preferences of our customers, we and our largest customers need to maintain or acquire stores in desirable locations where competition for suitable store locations is strong. These stores benefit from the ability of nearby tenants to generate consumer traffic near these stores, and the continuing popularity of the regional malls and outlet, lifestyle and power centers where these stores are located. Customer traffic and, in turn, our sales volume may be adversely affected by a wide variety of factors. A continued reduction in customer traffic could result in lower sales and leave us with excess inventory. In such circumstances, we may have to respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which could adversely impact our financial results and business.

If we are unable to compete effectively with the growing e-commerce sector, our business and results of operations may be materially adversely affected.

With the continued expansion of Internet use, as well as mobile computing devices and smart phones, competition from the e-commerce sector continues to grow. There can be no assurance we will be able to grow our e-commerce business in a profitable manner. Certain of our competitors, and a number of e-commerce retailers, have established e-commerce operations against which we compete for customers. The increasing competition from the e-commerce sector may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations in other ways.

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

The recently enacted Tax Cuts and Jobs Act (the “Tax Act”) has resulted in significant changes to the U.S. corporate income tax system. These changes include, but are not limited to, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years (the “Transition Tax”). The Tax Act also establishes new tax laws that will affect fiscal 2019 and later years, including, but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, makes certain changes to the depreciation rules, and additional limitations on executive compensation. Finally, while the Tax Act provides for a territorial tax system, beginning in fiscal 2019, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

Our preliminary estimate of the Transition Toll Tax and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates, which could have a material adverse effect on our business, results of operations or financial conditions. Given the timing, scope, and magnitude of the changes enacted by the Tax Act, along with on-going implementation efforts, guidance, and other developments from U.S. regulatory and standard-setting bodies, the completion of the accounting for certain tax items of the Tax Act, that have been reported as provisional, or where no estimate of the impact was provided as a result of us not having the necessary information, may be subject to material change. Any significant changes to our future effective tax rate, including final resolution of provisional amounts relating to effects of the 2017 Tax Act, may result in a material adverse effect on our business, financial condition, results of operations, or cash flows.

Finally, because we are subject to taxation by the various taxing authorities at the federal, state and local levels where we do business, further legislation or regulation which could affect our tax burden could be enacted by any of these governmental authorities. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results.

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

Like most companies, despite our current security measures, our information technology systems, and those of our third-party service providers, may be vulnerable to information security breaches, acts of vandalism, computer viruses and interruption or loss of valuable business data. Stored data might be improperly accessed due to a variety of events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. Our technology security initiatives and disaster recovery may not be adequate or implemented properly to ensure that our operations are not disrupted or that data security breaches do not occur. Any disruption to these systems or networks could result in product fulfillment delays, key personnel being unable to perform duties or communicate throughout the organization, loss of retail and internet sales, significant costs for data restoration and other adverse impacts on our business and reputation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The general location, use, ownership status, approximate size, and lease expiration dates of the principal properties which we currently occupy are set forth below:

Location	Use	Lease Expiration	Ownership Status	Approximate Area in Square Feet
Miami, Florida	Principal Executive and Administrative Offices; Warehouse and Distribution Facility	N/A	Owned	240,000
Miami, Florida	Administrative Functions	2019	Leased	16,000
Seneca, South Carolina	Distribution Center	N/A	Owned	345,000
Tampa, Florida	Distribution Center	N/A	Owned	305,000
New York, New York	Office, Design and Showrooms	2023 through 2028	Leased	135,150
Portland, Oregon	Office Space	2021	Leased	18,760
Witham and London, UK	Distribution and Administrative Functions	2023	Leased	67,100

In addition, we lease:

•	locations in Texas and Wisconsin totaling approximately 6,000 square feet of office spaces and showrooms,

•	66 retail stores, comprising approximately 161,000 square feet of selling space in the United States and United Kingdom, and

•	several locations internationally totaling approximately 55,000 square feet of offices.

Our principal executive and administrative office, warehouse and distribution facility is encumbered by a $21.1 million mortgage, which loan is due on November 22, 2026. Our facility in Tampa, Florida is encumbered by a $12.8 million mortgage, which loan is due on November 22, 2026.

Item 3. Legal Proceedings

From time to time, we are a party to litigation that arises in the normal course of its business operations. We are not presently a party to any litigation that we believe might have a material adverse effect on our business operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our common stock is currently listed for trading on the NASDAQ Global Select Market under the symbol “PERY”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal Year 2018

First Quarter	$24.10	$19.72
Second Quarter	21.24	17.50
Third Quarter	23.98	16.35
Fourth Quarter	26.09	22.24

Fiscal Year 2017

First Quarter	$20.08	$15.73
Second Quarter	22.71	16.24
Third Quarter	21.73	18.06
Fourth Quarter	29.00	17.14

(b)	Holders

As of April 9, 2018, there were approximately 300 registered shareholders of record of our common stock. We believe the number of beneficial owners of our common stock is in excess of 5,000.

(c)	Dividends

We did not pay any cash dividends during our two most recent fiscal years. We may pay cash dividends subject to certain restrictions set forth in the covenants of the Credit Facility (as defined below), including, but not limited to, meeting a minimum excess availability threshold and no occurrence of a default.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 of this report for certain information regarding our equity compensation plans.

(e)	Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return on the Nasdaq Composite Index and the S&P Apparel, Accessories & Luxury Goods Index commencing on February 3, 2013 and ending on February 3, 2018. The graph assumes that $100 was invested on February 3, 2013 in our common stock or in the Nasdaq Composite Index and the S&P Apparel, Accessories & Luxury Goods Index, and that all dividends are reinvested. Past performance is not necessarily indicative of future performance.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Jan13	Jan14	Jan15	Jan16	Jan17	Jan18
Perry Ellis International, Inc.	100	81.19	123.89	98.50	121.76	122.44
NASDAQ Composite	100	132.33	151.25	152.32	189.22	244.70
S&P Apparel, Accessories & Luxury Goods	100	114.12	118.31	99.13	84.46	107.80

(f)	Sales of Unregistered Securities

Not Applicable.

(g)	Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Not Applicable.

Item 6. Selected Financial Data

Summary Historical Financial Information

(Amounts in thousands, except for per share data)

The following selected financial data is qualified by reference to, and should be read in conjunction with, our consolidated financial statements and related footnotes thereto included in Item 8 of this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Fiscal Years Ended	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
Income Statement Data:
Net sales	$840,280	$825,086	$864,806	$858,237	$882,573
Royalty income	34,573	36,000	34,709	31,735	29,651

Total revenues	874,853	861,086	899,515	889,972	912,224
Cost of sales	544,679	542,578	580,448	586,968	609,436

Gross profit	330,174	318,508	319,067	303,004	302,788
Selling, general and administrative expenses	274,665	280,019	275,863	268,783	272,716
Depreciation and amortization	14,272	14,542	13,693	12,198	12,626
Impairment on assets	372	1,451	20,604	—	35,205
Impairment on goodwill	—	—	6,022	—	7,772
Gain on sale of long-lived assets	—	—	3,779	885	6,162

Operating income (loss)	40,865	22,496	6,664	22,908	(19,369)
Costs on early extinguishment of debt	—	195	5,121	—	—
Interest expense	7,148	7,395	9,267	14,291	15,025

Net income (loss) before income taxes	33,717	14,906	(7,724)	8,617	(34,394)
Income tax (benefit) provision	(22,933)	389	(432)	45,792	(11,615)

Net income (loss)	$56,650	$14,517	$(7,292)	$(37,175)	$(22,779)

Net income (loss)per share:
Basic	$3.76	$0.97	$(0.49)	$(2.50)	$(1.52)
Diluted	$3.68	$0.95	$(0.49)	$(2.50)	$(1.52)

Weighted average number of shares outstanding
Basic	15,083	14,936	14,968	14,856	14,988
Diluted	15,383	15,215	14,968	14,856	14,988

Other Financial Data:
EBITDA (a)	$55,137	$37,038	$20,357	$35,106	$(6,743)
EBITDA margin (b)	6.3%	4.3%	2.3%	3.9%	(0.7%)
Cash flows from operations (e)	30,172	43,399	31,407	55,494	220
Cash flows from investing	(10,912)	(14,173)	2,987	(21,147)	(27,354)
Cash flows from financing (e)	(14,402)	(30,604)	(46,683)	(18,136)	(588)
Capital expenditures	(8,201)	(13,719)	(17,170)	(16,918)	(22,246)

Balance Sheet Data (at year end):
Working capital	$249,458	$223,352	$218,757	$240,170	$278,197
Total assets (d)	634,162	592,705	621,975	683,142	704,444
Total debt (c)(d)	94,589	106,705	133,850	171,053	179,584
Total stockholders’ equity	377,550	313,687	291,481	302,017	347,533

a)	EBITDA represents earnings before interest expense, cost on early extinguishment of debt, depreciation and amortization, and income taxes as outlined below in tabular format. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, and does not represent cash flow from operations. EBITDA is presented solely as a supplemental disclosure because we believe that it is a common measure of operating performance in the apparel industry. The following provides a reconciliation of net income (loss) to EBITDA:

Fiscal Years Ended	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
	(in thousands)
Net income (loss)	$56,650	$14,517	$(7,292)	$(37,175)	$(22,779)
Depreciation and amortization	14,272	14,542	13,693	12,198	12,626
Interest expense	7,148	7,395	9,267	14,291	15,025
Income tax (benefit) provision	(22,933)	389	(432)	45,792	(11,615)
Costs on early extinguishment of debt	—	195	5,121	—	—

EBITDA	$55,137	$37,038	$20,357	$35,106	$(6,743)

b)	EBITDA margin represents EBITDA as a percentage of total revenues. EBITDA margin as a percentage of revenue is presented solely as a supplemental disclosure because we believe that it is a common measure of operating performance in the apparel industry. The following provides a reconciliation of gross profit to EBITDA margin as a percentage of revenue:

Fiscal Years Ended	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
	(in thousands)
Gross profit	$330,174	$318,508	$319,067	$303,004	$302,788
Less:
Selling, general and administrative expenses	274,665	280,019	275,863	268,783	272,716
Impairment on assets	372	1,451	20,604	—	35,205
Impairment of goodwill	—	—	6,022	—	7,772
Plus:
Gain on sale of long-lived assets	—	—	3,779	885	6,162

EBITDA	$55,137	$37,038	$20,357	$35,106	$(6,743)

Total revenue	$874,853	$861,086	$899,515	$889,972	$912,224

EBITDA margin as a percentage of revenue	6.3%	4.3%	2.3%	3.9%	-0.7%

c)	Total debt includes balances outstanding under Perry Ellis International’s senior credit facility, senior subordinated notes payable, real estate mortgages, and lease payable-long term.
d)	Due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, total assets and total debt have each been reduced by $0.5 million, $1.8 million, and $2.3 million for fiscal years 2016, 2015, and 2014, respectively.
e)	Due to the adoption of ASU 2016-09, cash provided by operating activities and cash used in financing activities has each been increased by $1.1 million, $1.2 million and $0.4 million for fiscal years 2017, 2016, and fiscal 2015, respectively. There was no impact due to the adoption of ASU 2016-09 for fiscal 2014.
f)	No cash dividends were paid and no redeemable preferred stock is outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We sell our products under our owned global brands, licensed brands and private retailer labels. Our owned brands include legacy brands Perry Ellis, Original Penguin by Munsingwear as well as Ben Hogan, Cubavera, Farah, Grand Slam, Jantzen, Laundry by Shelli Segal, Rafaella and Savane. We license the Callaway Golf brand, PGA TOUR brand, and Jack Nicklaus brand for golf apparel, and the Nike brand for swimwear and accessories. In 2017, we announced that we will introduce Guy Harvey branded apparel and accessories, under license, beginning in 2019.

We have four reportable segments – Men’s Sportswear and Swim, Women’s Sportswear, Direct-to-Consumer, and Licensing – and we have a strategically diversified global distribution network focused on leading department stores, company-operated retail stores, specialty stores and select licensing partners. We distribute our products primarily to wholesale customers that represent all major levels of retail distribution including department stores, national and regional chain stores, mass merchants, specialty stores, sporting goods stores, the corporate wear market, e-commerce, as well as clubs and independent retailers, in North America and Europe. Our largest customers include Walmart Stores Inc., which includes Sam’s Wholesale Club, The Marmaxx Group, Macy’s, Inc., Dillard’s, Inc. and Kohl’s Corporation.

We also distribute through our own retail stores. As of March 1, 2018, we operated 36 Perry Ellis, 15 Original Penguin and two multi-brand retail outlet stores located primarily in upscale retail outlet malls across the United States, United Kingdom and Puerto Rico. As of March 1, 2018, we also operated two Perry Ellis, two Cubavera, seven Original Penguin and two multi-brand full price retail stores located in upscale demographic markets in the United States and United Kingdom. In addition, we leverage our design, sourcing and logistics expertise by offering a limited number of private label programs to retailers.

In fiscal 2018, our Men’s Sportswear and Swim segment, which is comprised of men’s sportswear, swimwear and accessories, accounted for 74% of our total revenues, our Women’s Sportswear segment accounted for 12% of our total revenues, our Direct-to-Consumer segment, which is comprised of retail and e-commerce, accounted for 10% of our total revenues and our licensing segment accounted for approximately 4% of our total revenues. Finally, our U.S. based business represented approximately 86% of total revenues, while our foreign operations represented 14% of total revenues for fiscal 2018.

The revenue generated through our licensing business, in which we license to third parties certain production, sales and/or distribution rights through geographic licensing arrangements, is a significant contributor to our operating income, and our arrangements heighten the overall awareness of our brands without requiring us to make capital investments or incur additional operating expenses. As of fiscal 2018, we licensed our brands through four worldwide, 60 domestic and 100 international license agreements in over 150 countries.

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

We believe that our future growth will come as a result of organic growth from our continued emphasis on our existing brands; new and expanded product lines; domestic and international licensing opportunities; international, direct retail and e-commerce opportunities and selective acquisitions and opportunities that fit strategically with our business model. Our future results may be impacted by risks and trends as set forth in “Item 1A. Risk Factors” and elsewhere in this report.

Our Results of Operations for Fiscal 2018

The following table sets forth, for the periods indicated selected items in our consolidated statements of operations expressed as a percentage of total revenues:

Fiscal Years Ended	February 3, 2018	January 28, 2017	January 30, 2016
Net sales	96.0%	95.8%	96.1%
Royalty income	4.0%	4.2%	3.9%

Total revenues	100.0%	100.0%	100.0%
Cost of sales	62.3%	63.0%	64.5%

Gross profit	37.7%	37.0%	35.5%
Selling, general and administrative expenses	31.4%	32.5%	30.7%
Depreciation and amortization	1.6%	1.7%	1.5%
Impairment on long-lived assets	0.0%	0.2%	2.3%
Impairment of goodwill	0.0%	0.0%	0.7%
Gain on sale of long-lived assets	0.0%	0.0%	0.4%

Operating income	4.7%	2.6%	0.7%
Costs on early extinguishment of debt	0.0%	0.0%	0.6%
Interest expense	0.8%	0.9%	1.0%

Net income (loss) before income taxes	3.9%	1.7%	-0.9%
Income tax (benefit) provision	-2.6%	0.00%	-0.05%

Net income (loss)	6.5%	1.7%	-0.8%

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income by segment, the most directly comparable GAAP financial measure:

	February 3, 2018	January 28, 2017	January 30, 2016
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$648,765	$625,115	$640,600
Women’s Sportswear	102,382	107,784	127,692
Direct-to-Consumer	89,133	92,187	96,514
Licensing	34,573	36,000	34,709

Total revenues	$874,853	$861,086	$899,515

	February 3, 2018	January 28, 2017	January 30, 2016
	(in thousands)
Reconciliation of operating income to EBITDA
Operating income by segment:
Men’s Sportswear and Swim	$35,228	$14,708	$20,068
Women’s Sportswear	(9,973)	(6,904)	(9,248)
Direct-to-Consumer	(10,630)	(13,913)	(11,805)
Licensing	26,240	28,605	7,649

Total operating income	$40,865	$22,496	$6,664

Add:
Depreciation and amortization
Men’s Sportswear and Swim	$7,408	$7,633	$7,375
Women’s Sportswear	3,580	3,066	2,250
Direct-to-Consumer	3,047	3,608	3,884
Licensing	237	235	184

Total depreciation and amortization	$14,272	$14,542	$13,693

EBITDA by segment:
Men’s Sportswear and Swim	$42,636	$22,341	$27,443
Women’s Sportswear	(6,393)	(3,838)	(6,998)
Direct-to-Consumer	(7,583)	(10,305)	(7,921)
Licensing	26,477	28,840	7,833

Total EBITDA	$55,137	$37,038	$20,357

EBITDA margin by segment
Men’s Sportswear and Swim	6.6%	3.6%	4.3%
Women’s Sportswear	(6.2%)	(3.6%)	(5.5%)
Direct-to-Consumer	(8.5%)	(11.2%)	(8.2%)
Licensing	76.6%	80.1%	22.6%
Total EBITDA margin	6.3%	4.3%	2.3%

EBITDA consists of earnings before interest expense, cost on early extinguishment of debt, depreciation and amortization, and income taxes. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, and does not represent cash flow from operations. The most directly comparable GAAP financial measure, presented above, is operating income by segment. EBITDA and EBITDA margin by segment are presented solely as a supplemental disclosure because management believes that they are a common measure of operating performance in the apparel industry.

The following is a discussion of our results of operations for the fiscal year ended February 3, 2018 (“fiscal 2018”) as compared with the fiscal year ended January 28, 2017 (“fiscal 2017”) and fiscal 2017 as compared with the fiscal year ended January 30, 2016 (“fiscal 2016”).

Our fiscal 2018 results as compared to our fiscal 2017 results

Net sales. Men’s Sportswear and Swim net sales in fiscal 2018 were $648.8 million, an increase of $23.7 million, or 3.8%, from $625.1 million in fiscal 2017. The net sales increase was attributed to strong sell through rates throughout the fiscal year. Of particular strength were sales of our core brands, specifically Perry Ellis, Original Penguin, Nike swim and golf lifestyle apparel businesses.

Women’s Sportswear net sales in fiscal 2018 were $102.4 million, a decrease of $5.4 million, or 5.0%, from $107.8 million in fiscal 2017. The net sales decrease was primarily due to the planned reductions in the Laundry brand as we transitioned the dress business to a licensing partner, during the fourth quarter of fiscal 2018. The decrease was partially offset by increases in the Rafaella business.

Direct-to-consumer net sales in fiscal 2018 were $89.1 million, a decrease of $3.1 million, or 3.4%, from $92.2 million in fiscal 2017. The decrease was primarily attributed to the closure of 10 stores, as well as the temporary closing of certain stores due to the effects of Hurricanes Harvey, Irma and Maria. The decrease was partially offset by a comparable store sales increase in the low single digits.

Royalty income. Royalty income for fiscal 2018 was $34.6 million, a decrease of $1.4 million, or 3.9%, from $36.0 million in fiscal 2017. Royalty income decreases were attributed to the transition of one of our licenses, to an in-house business. Approximately 90.4% of our royalty income was attributed to guaranteed minimum royalties with the balance attributable to royalty income in excess of guaranteed minimums for fiscal 2018.

Gross profit. Gross profit was $330.2 million in fiscal 2018, an increase of $11.7 million, or 3.7%, as compared to $318.5 million in fiscal 2017. This increase was attributed to a strong sales performance by our core brands coupled with strong inventory management, as well as, the sales increases described above and the factors described within the gross profit margin section below.

Gross profit margin. In fiscal 2018, gross profit margins were 37.7% as a percentage of total revenue as compared to 37.0% in fiscal 2017, an increase of 70 basis points. The increase was attributed to the disciplined management of inventory across all channels, increased sales of higher margin core brands and efficiencies achieved within our supply chain infrastructure. Additionally, our direct-to-consumer gross profit margin increased due to improved pricing strategies and our departure from highly promotional events.

Selling, general and administrative expenses. Selling, general and administrative expenses in fiscal 2018 were $274.7 million, a decrease of $5.3 million, or 1.9%, from $280.0 million in fiscal 2017. The decrease was attributed primarily to reduced employee expenses resulting from our continued focus on our core infrastructure in fiscal 2018 and the lack in fiscal 2018 of certain expenses incurred in fiscal 2017, including, pension expense of $10.0 million associated with the termination of our defined pension plan in fiscal 2017 and expenses related to a required acceleration of compensation costs relating to the new contract for our executive chairman during fiscal 2017. The decrease was partially offset by the payout of $2.3 million for a retail lease termination and an increase in certain unplanned legal fees of $0.5 million. In fiscal 2019, we have incurred and will continue to incur expenses, which will be significant, in connection with our Board’s exploration and evaluation of potential strategic alternatives and the related February 6, 2018 proposal to acquire all of our outstanding common shares not already beneficially owned by Mr. Feldenkreis.

EBITDA Margin. Men’s Sportswear and Swim EBITDA margin in fiscal 2018 increased 300 basis points to 6.6%, from 3.6% in fiscal 2017. The EBITDA margin was favorably impacted by sourcing efficiencies and the strong sales performance of our core brands, specifically our Perry Ellis, Original Penguin, Nike swim and golf lifestyle apparel businesses. Additionally, EBITDA margin was favorably impacted by the settlement charge related to the termination of our defined benefit plan in the amount of $10.0 million during fiscal 2017. Such expense did not occur during fiscal 2018.

Women’s Sportswear EBITDA margin in fiscal 2018 decreased 260 basis points to (6.2%), from (3.6%) in fiscal 2017. The EBITDA margin was unfavorably impacted by the decrease in net sales described above. As a result of this decrease in net sales, we were not able to realize favorable leverage in selling, general and administrative expenses.

Direct-to-consumer EBITDA margin in fiscal 2018 increased 270 basis points to (8.5%), from (11.2%) in fiscal 2017. The EBITDA margin was favorably impacted by the product sales mix as we focus on being less dependent on everyday promotions and thus increased our gross profit margin and achieved favorable leverage in selling, general and administrative expenses. Additionally, we closed underperforming stores and decreased the associated selling, general and administrative expenses accordingly.

Licensing EBITDA margin in fiscal 2018 decreased to 76.6%, from 80.1% in fiscal 2017. The EBITDA margin was unfavorably impacted by the decrease in royalty income described above.

Depreciation and amortization. Depreciation and amortization in fiscal 2018 was $14.3 million, a decrease of $0.2 million, or 1.4%, from $14.5 million in fiscal 2017. The decrease was primarily reflected in the direct-to-consumer segment as a result of ten store closures since the second half of fiscal 2017.

Interest expense. Interest expense in fiscal 2018 was $7.1 million, a decrease of $0.3 million, or 4.1%, from $7.4 million in fiscal 2017. The decrease was primarily attributed to the lower average amount borrowed on our credit facility as compared to the prior year period.

Income taxes. Our income tax (benefit) provision in fiscal 2018 was ($22.9) million, a $23.3 million decrease as compared to $0.4 million in fiscal 2017. For fiscal 2018, our effective tax rate was (68.0%) as compared to 2.6% for fiscal 2017. The decrease in the tax rate was primarily attributable to the benefit resulting from the release of the valuation allowance previously established against the Company’s U.S. deferred taxes offset by the increase in taxes associated with the recently enacted Tax Cuts and Jobs Act (the “Tax Act”). See Footnotes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further details regarding taxable income by jurisdiction.

Net income. Our net income in fiscal 2018 was $56.7 million, an increase of $42.2 million in net income, or 291.0%, as compared to net income of $14.5 million in fiscal 2017. The changes in operating results were due to the items described above.

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

Direct-to-consumer net sales in fiscal 2017 were $92.2 million, a decrease of $4.3 million, or 4.5%, from $96.5 million in fiscal 2016. The decrease was driven by the closure of ten stores during fiscal 2017, and a comparable sales decrease of 1.7%. This was partially offset by an 18% increase in ecommerce sales. We experienced a significant decline in traffic and comparable same store sales for our retail locations that cater to a higher level of tourist activity. These doors represented close to 45% of our total store count.

Royalty income. Royalty income for fiscal 2017 was $36.0 million, an increase of $1.3 million, or 3.7%, from $34.7 million in fiscal 2016. Royalty income increases were attributed to increases in our Perry Ellis and Original Penguin brands as well as the new licenses signed during this and last year, and from our initiatives to upgrade our licensing partners, partially offset by the transition of two of our licensing partners to new partnerships. Approximately 89.9% of our royalty income was attributed to guaranteed minimum royalties with the balance attributable to royalty income in excess of guaranteed minimums for fiscal 2017.

Gross profit. Gross profit was $318.5 million in fiscal 2017, a decrease of $0.6 million, or 0.2%, as compared to $319.1 million in fiscal 2016. This slight decrease was attributed to the sales decrease from our brand exits, foreign currency translations and softer replenishment business across the women’s market described above.

Gross profit margin. In fiscal 2017, gross profit margins were 37.0% as a percentage of total revenue as compared to 35.5% in fiscal 2016, an increase of 150 basis points. The increase was attributed to stronger product margins and reduced markdowns in our Perry Ellis men’s collection, golf lifestyle apparel and Nike businesses as well as an increase in royalty income and reduced cost realized through consolidation of our foreign buying offices and freight services. The increase was partially offset by unfavorable foreign currency translation.

Selling, general and administrative expenses. Selling, general and administrative expenses in fiscal 2017 were $280.0 million, an increase of $4.1 million, or 1.5%, from $275.9 million in fiscal 2016. The increase was attributed to expenses associated with the termination of our defined pension plan in the amount of $10 million, slightly higher incentive compensation accruals, severance costs and the acceleration of executive compensation costs in the amount of $3.7 million, partially offset by reduced costs resulting from our continued focus on the core infrastructure.

EBITDA Margin. Men’s Sportswear and Swim EBITDA margin in fiscal 2017 decreased 70 basis points to 3.6%, from 4.3% in fiscal 2016. The EBITDA margin was unfavorably impacted by a settlement charge related to the termination of our defined benefit plan in the amount of $10 million, partially offset by the increase in gross profit and margins in our Perry Ellis men’s collection, golf lifestyle apparel and Nike businesses.

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

Depreciation and amortization. Depreciation and amortization in fiscal 2017 was $14.5 million, an increase of $0.8 million, or 5.8%, from $13.7 million in fiscal 2016. The increase was attributed to depreciation related to our increased capital expenditures, primarily in leasehold improvements made during fiscal 2017 and 2016.

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

Income taxes. Our income tax (benefit) provision in fiscal 2017 was $0.4 million, a $0.8 million increase as compared to ($0.4) million in fiscal 2016. For fiscal 2017, our effective tax rate was 2.6% as compared to 5.6% for fiscal 2016. The decrease in the tax rate is primarily attributable to the benefit resulting from the termination of the Company’s pension plan during fiscal 2017. See Footnotes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further details regarding taxable income by jurisdiction.

Net income (loss). Our net income (loss) in fiscal 2017 was $14.5 million, an increase of $21.8 million in income, or 298.6%, as compared to net loss of ($7.3) million in fiscal 2016. The changes in operating results were due to the items described above.

Our Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions, and capital expenditures. We believe that our working capital requirements will increase slightly in fiscal 2019 as we continue to expand internationally. As of February 3, 2018, our total working capital was $249.5 million as compared to $223.4 million as of January 28, 2017. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facility are sufficient to meet our working capital needs and capital expenditure needs over the next year including the senior subordinated notes due April 1, 2019.

The recently enacted Tax Act included a one-time transition tax on unremitted foreign earnings as of December 31, 2017 (the “Transition Tax”), and accordingly, we recorded U.S. current tax expense of $5.8 million, net of available foreign tax credits on the one-time mandatory deemed repatriation. We intend to repatriate the funds associated with the foreign earnings subjected to the Transition Tax. As such, during fiscal 2018, we have accrued deferred taxes associated with the expected future repatriation pertaining to foreign withholding and U.S. state taxes of $0.4 million and $0.2 million, respectively. See Footnotes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further details regarding the Company’s indefinite reinvestment assertion.

Net cash provided by operating activities was $30.2 million in fiscal 2018 as compared to net cash provided by operating activities of $43.4 million in fiscal 2017 and net cash provided by operating activities of $31.4 million in fiscal 2016.

The net cash provided by operating activities in fiscal 2018 was primarily attributable to an increase in accounts payable and accrued expenses of $18.6 million, an increase in income taxes payable of $5.3 million as well as a decrease in prepaid income taxes of $1.9 million. This was partially offset by an increase in inventory of $21.5 million, an increase in accounts receivable of $17.9 million, a decrease of prepaid expenses and other assets of $1.6 million, as well as, a decrease in unearned revenue and other liabilities of $4.5 million. Our inventory turnover ratio was 3.8 as compared to 3.9 for fiscal 2017 evidencing our strong inventory management.

The net cash provided by operating activities in fiscal 2017 was primarily attributable to a decrease in inventory of $29.6 million, a decrease of prepaid expenses and other assets of $1.9 million, as well as, an increase in unearned revenue and other liabilities of $2.2 million. This was partially offset by an increase in accounts receivable of $10.9 million, a decrease in accounts payable and accrued expenses of $16.0 million, as well as, a decrease in deferred pension obligation of $12.3 million. Our inventory turnover ratio increased to 3.9 as compared to 3.7 for fiscal 2016 resulting from tighter inventory management.

Net cash used in investing activities was $10.9 million in fiscal 2018, as compared to net cash used in investing activities of $14.2 million in fiscal 2017. The net cash used in investing activities during fiscal 2018 primarily reflects the purchase of investments of $39.2 million and the purchase of property and equipment of $7.9 million primarily for leasehold improvements and store fixtures;

partially offset by proceeds from the maturities of investments of $35.9 million. Capital expenditures for fiscal 2019 are expected to be approximately $8 million to $10 million.

Net cash used in investing activities was $14.2 million in fiscal 2017, as compared to net cash provided by investing activities of $3.0 million in fiscal 2016. The net cash used in investing activities during fiscal 2017 primarily reflects the purchase of investments of $13.9 million and the purchase of property and equipment of $13.3 million primarily for leasehold improvements and store fixtures; partially offset by proceeds from the maturities of investments of $12.7 million.

Net cash used in financing activities was $14.4 million in fiscal 2018, as compared to cash used in financing activities of $30.6 million in fiscal 2017. The net cash used during fiscal 2018 primarily reflects net payments on our senior credit facility of $11.4 million, payments for employee taxes on shares withheld of $1.0 million, payments of $0.9 million on our mortgage loans, purchases of treasury stock of $0.9 million, as well payments on capital leases of $0.3 million; partially offset by exercises of stock options of $0.02 million.

Net cash used in financing activities was $30.6 million in fiscal 2017, as compared to cash used in financing activities of $46.7 million in fiscal 2016. The net cash used during fiscal 2017 primarily reflects net payments on our senior credit facility of $39.3 million, payments of $11.8 million on our mortgage loans, purchases of treasury stock of $2.2 million, payments for employee taxes on shares withheld of $1.1 million, as well as deferred financing fees of $0.3 million and payments on capital leases of $0.3 million; partially offset by proceeds from refinancing our existing real estate mortgages of $24.1 million and exercises of stock options of $0.07 million.

Our Board of Directors has authorized us to purchase, from time to time and as market and business conditions warrant, up to $70 million of our common stock for cash in the open market or in privately negotiated transactions through October 31, 2018. Although our Board of Directors allocated a maximum of $70 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares and will reevaluate the program on an ongoing basis. Total purchases under the plan life-to-date amount to approximately $61.7 million.

During fiscal 2018, 2017, and 2016, we repurchased shares of our common stock at a cost of $0.9 million, $2.2 million and $7.0 million, respectively. There was no treasury stock outstanding as of February 3, 2018 and January 28, 2017.

During fiscal 2018, we retired shares of treasury stock recorded at a cost of approximately $0.9 million. Accordingly, we reduced additional paid in capital by $0.9 million. During fiscal 2017, we retired shares of treasury stock recorded at a cost of approximately $2.2 million. Accordingly, we reduced common stock and additional paid in capital by $1,000 and $2.2 million, respectively.

7 7 / 8% $150 Million Senior Subordinated Notes Payable

In March 2011, we issued $150 million of 7 7 / 8 % senior subordinated notes, due April 1, 2019. The proceeds of this offering were used to retire the $150 million of 8 7 / 8 % senior subordinated notes due September 15, 2013 and to repay a portion of the outstanding balance on the senior credit facility. The proceeds to us were $146.5 million yielding an effective interest rate of 8.0%.

On April 6, 2015, we elected to call for the partial redemption of $100 million of our $150 million 7 7 / 8 % senior subordinated notes due 2019 and a notice of redemption was sent to all registered holders of the senior subordinated notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, we completed the redemption of the $100 million of our senior subordinated notes. We incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption, including the redemption premium as well as the write-off of note issuance costs. At February 3, 2018, the balance of the 7 7 / 8 % senior subordinated notes totaled $49.8 million, net of debt issuance costs in the amount of $0.2 million. At January 28, 2017, the balance of the 7 7 / 8 % senior subordinated notes totaled $49.7 million, net of debt issuance costs in the amount of $0.3 million.

Certain Covenants. The indenture governing our senior subordinated notes contains certain covenants which restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in certain circumstances, pay dividends or make other distributions on, redeem or repurchase capital stock, make investments or other restricted payments, create liens on assets to secure debt, engage in transactions with affiliates, and effect a consolidation or merger. We are not aware of any non-compliance with any of our covenants in this indenture. We could be materially harmed if we violate any covenants because the indenture’s trustee could declare the outstanding notes, together with accrued interest, to be immediately due and payable, which we may not be able to satisfy. In addition, a violation could also constitute a cross-default under the senior credit facility, the letter of credit facilities and the real estate mortgages resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

We plan to call and payoff the remaining senior subordinated notes during the second quarter of fiscal 2019.

Senior Credit Facility

On April 22, 2015, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The Credit Facility has been extended through April 30, 2020 (“Maturity Date”). In connection with this amendment and restatement, we paid fees in the amount of $0.6 million. These fees will be amortized over the term of the Credit Facility as interest expense. At February 3, 2018, we had outstanding borrowings of $11.2 million under the Credit Facility. At January 28, 2017, we had outstanding borrowings of $22.5 million under the Credit Facility.

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

Letter of Credit Facilities

As of February 3, 2018, we maintained one U.S. dollar letter of credit facility totaling $30.0 million. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

During the third quarter of fiscal 2017, one letter of credit facility totaling, $0.3 million utilized by our United Kingdom subsidiary, expired and has not been renewed.

At February 3, 2018 and January 28, 2017, there was $19.7 million and $19.2 million, respectively, available under the existing letter of credit facilities.

Real Estate Mortgage Loans

In November 2016, we paid off our existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $21.7 million mortgage loan. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $112,000, based on a 25-year amortization with the outstanding principal due at maturity. At February 3, 2018, the balance of the real estate mortgage loan totaled $20.9 million, net of discount, of which $557,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan was due on January 23, 2019. In January 2014, we amended the mortgage loan to modify the interest rate. The interest rate was reduced to 3.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of approximately $68,000, based on a 20-year amortization, with the outstanding principal due at maturity. In November 2016, we amended the mortgage to increase the amount to $13.2 million. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $68,000, based on a 25-year amortization with the outstanding principal due at maturity. At February 3, 2018, the balance of the real estate mortgage loan totaled $12.7 million, net of discount, of which approximately $339,000 is due within one year.

Additionally, we used the excess funds generated from the new mortgage loans described above to pay down our senior credit facility.

The real estate mortgage loans described above contain certain covenants. We are not aware of any non-compliance with any of the covenants. If we violate any covenants, the lender under the real estate mortgage loans could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. A covenant violation could constitute a cross-default under our senior credit facility, our letter of credit facilities and the indenture relating to our senior subordinated notes resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Contractual Obligations and Commercial Contingent Commitments

The following tables illustrate the balance of our contractual obligations and commercial contingent commitments as of February 3, 2018:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt, net of interest	$95,028	$896	$63,046	$2,044	$29,042
Interest on long-term debt (1)	15,749	5,197	4,389	2,269	3,894
Operating leases	132,716	19,427	35,994	30,544	46,751
Capital leases	75	75	—	—	—
Employee agreements	1,683	1,683	—	—	—
Royalty minimum guaranties	47,202	11,100	21,421	12,848	1,833
Tax Cuts and Jobs Act One-Time Transition Tax (2)	4,517	361	1,084	1,039	2,033

Total contractual obligations	$296,970	$38,739	$125,934	$48,744	$83,553

(1)	Includes interest payments based on contractual terms and excludes interest on the senior credit facility, which typically approximates. $1.0 million to $2.0 million per year.
(2)	As discussed further in “Item 8. Financial Statements and Supplementary Data”, the Tax Cuts and Jobs Act which was enacted in December 2017, includes a one-time transition tax on remitted foreign earnings and profits. We will elect to pay the estimated amount above over the statutorily allowed eight year period.

	Amount of Contingent Commitment Expiration Per Period
	(in thousands)
Other Commercial Contingent Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$10,268	$10,268	$—	$—	$—

Total commercial commitments	$10,268	$10,268	$—	$—	$—

Total contractual obligations and other commercial contingent commitments	$307,238	$49,007	$125,934	$48,744	$83,553

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our overall financial position and results of operations as of and for the fiscal year ended February 3, 2018.

Recent Accounting Pronouncements

See Footnotes to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for recent accounting pronouncements.

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in this report is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of assets that are our trademarks and goodwill, and the recoverability of deferred tax assets.

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

Inventories. Our inventories are valued at the lower of cost or net realizable value. Estimates and judgment are required in determining what items to stock and at what levels, and what items to discontinue and how to value them. We evaluate all of our inventory style-size-color stock keeping units, or SKUs, to determine excess or slow-moving SKUs based on orders on hand and projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net sales value, less cost to sell, is less than cost on an individual SKU basis, we write down inventory to reflect the lower value. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold.

Intangible Assets. We review our intangible assets with indefinite useful lives for possible impairments at least annually and perform impairment testing during the fourth quarter of each year. We assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test for intangible assets. Qualitative factors that we consider as part of our assessment include a change in our market capitalization, a change in our weighted average cost of capital, industry and market conditions, macroeconomic conditions, trends in product costs and financial performance of our businesses. If we perform the quantitative test, we evaluate the “fair value” of our identifiable intangible assets for purposes of recognition and measurement of impairment losses. Evaluating indefinite useful life assets for impairment involves certain judgments and estimates, including the interpretation of current economic indicators and market valuations, our strategic plans with regard to our operations, historical and anticipated performance of our operations and other factors. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected.

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

At February 3, 2018, the notional amount outstanding of foreign exchange forward contracts was $6.0 million. Such contracts expire through July 2018. At January 28, 2017, the notional amount outstanding of foreign exchange forward contracts was $15.0 million.

At February 3, 2018 and January 28, 2017, accumulated other comprehensive loss included a $0.6 million and a $0.2 million net deferred loss, respectively, for Hedging Instruments that were expected to be reclassified during the following 12 months. The net deferred loss will be reclassified from accumulated other comprehensive loss to costs of goods sold when the inventory is sold.

The total loss (gain) relating to Hedging Instruments reclassified to earnings during fiscal 2018 and 2017 were 0.5 million and ($0.1) million, respectively.

The table below provides information about our financial instruments that are sensitive to changes in interest rates:

	Less than 1 yr	1 - 3 yrs		4 - 5 yrs		After 5 yrs		Fair Value
	2019	2020	2021	2022	2023	Thereafter	Total	2018
Long-term Liabilities:
7 7/8% Senior Subordinated Notes Payable	$0.0	$50.0	$0.0	$0.0	$0.0	$0.0	$50.0	$50.0
Fixed Interest Rate	7.88%	7.88%	N/A	N/A	N/A	N/A	7.88%
Real Estate Mortgage Loan	$0.3	$0.3	$0.4	$0.4	$0.4	$11.0	$12.8	$12.8
Fixed Interest Rate	3.72%	3.72%	3.72%	3.72%	3.72%	3.72%	3.72%
Real Estate Mortgage Loan	$0.6	$0.6	$0.6	$0.6	$0.6	$18.1	$21.1	$21.1
Fixed Interest Rate	3.72%	3.72%	3.72%	3.72%	3.72%	3.72%	3.72%
Senior Credit Facility	$0.0	$0.0	$11.2	$0.0	$0.0	$0.0	$11.2	$22.5
Average Variable Interest Rate (A)	3.06%	3.06%	3.06%	N/A	N/A	N/A	2.52%

(A)	The senior credit facility has a variable rate of interest of either (1) the published prime lending rate or (2) the Eurodollar rate with adjustments of both rates based on meeting certain financial conditions.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 3, 2018.

For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (or other persons performing similar functions), as appropriate to allow timely decisions regarding required disclosure. Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable rather than absolute assurance that the objectives of the control system are met. The design of a control system must also reflect the fact that there are resource constraints, with the benefits of controls considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud (if any) within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that simple errors or mistakes can occur. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Based upon the evaluation required by Exchange Act Rule 13a-15(b), our Chief Executive Officer and our Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of February 3, 2018, in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

April 17, 2018

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

Management assessed the effectiveness of our internal control over financial reporting as of February 3, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Management determined that, as of February 3, 2018, our internal control over financial reporting was effective.

Our internal control over financial reporting as of February 3, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which is included in Part II, Item 8.

/s/ Oscar Feldenkreis	/s/ Jorge Narino
Oscar Feldenkreis	Jorge Narino
Chief Executive Officer and President	Interim Chief Financial Officer

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers required by this item is included in our definitive Proxy Statement relating to our 2018 Annual Meeting of Shareholders (“2018 Proxy Statement”) under the caption “Proposal 1 – Election of Directors” and the tables thereunder titled “Directors” and “Other Executive Officers” and is incorporated herein by reference.

Information regarding our audit committee and our audit committee financial expert required by this item is included in our 2018 Proxy Statement under the caption “Corporate Governance - Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Information regarding compliance with Section 16 of the Exchange Act is included in our 2018 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our directors, officers, and employees. The Code of Ethics is posted on our website at www.pery.com. Amendments to, and waivers granted under, our Code of Ethics, if any, will be posted to our website as well.

Information describing any material changes to the procedures by which security holders may recommend nominees to our Board is included in our 2018 Proxy Statement under the caption “Information Concerning Shareholder Proposals”.

Item 11. Executive Compensation

Information required by this item is included in our 2018 Proxy Statement under the captions “Executive Compensation”, “Compensation Discussion and Analysis,” “Director Compensation”, “Compensation Committee Report” and “Payout to Certain Executive Officers Upon Termination or Change in Control” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is included in our 2018 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plan Information for Fiscal 2018

The following table summarizes as of February 3, 2018, the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, and rights	Weighted- average exercise price of outstanding options, and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders (1)	212,208	$23.81	1,664,466

(1)	Represents awards made pursuant to our 2015 Long-Term Incentive Compensation Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information required by this item is included in our 2018 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance-Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item is included in our 2018 Proxy Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	Consolidated Financial Statements.

The following Consolidated Financial Statements of Perry Ellis International, Inc. and subsidiaries are included in Part II, Item 8:

All other schedules required by applicable SEC regulations are either not required under the related instructions or inapplicable, therefore such schedules have been omitted.

(3)	Exhibits

Exhibit No.	Exhibit Description	Where Filed

3.1	Registrant’s Amended and Restated Articles of Incorporation	Filed as an Exhibit to the Registrant’s Proxy Statement for its 1998 Annual Meeting and incorporated herein by reference.

3.2	Articles of Amendment to Articles of Incorporation	Filed as an Annex to the Registrant’s Proxy Statement for its 2003 Annual Meeting and incorporated herein by reference.

3.3	Registrant’s Amended and Restated Bylaws (P)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Perry Ellis International, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 8, 2014 and incorporated herein by reference.

3.5	Third Restated Articles of Incorporation of Perry Ellis International, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 8, 2014 and incorporated herein by reference.

3.6	Fourth Restated Articles of Incorporation of Perry Ellis International, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated February 6, 2015 and incorporated herein by reference.

3.7	Fifth Amended and Restated Articles of Incorporation of Perry Ellis International, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 5, 2016, and incorporated herein by reference.

3.8	Second Amended and Restated Bylaws of Perry Ellis International, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 5, 2016, and incorporated herein by reference.

3.9	Amendment to Second Amended and Restated Bylaws of Perry Ellis International, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 15, 2018, and incorporated herein by reference.

4.1	Form of Common Stock Certificate (P)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-60750) and incorporated herein by reference.

4.7	Indenture by and among Perry Ellis International, Inc., the Subsidiary Guarantors party thereto and U.S. Bank Trust National Association dated March 8, 2011	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-167728) dated June 23, 2010, and incorporated herein by reference.

4.8	First Supplemental Indenture by and among Perry Ellis International, Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association dated March 8, 2011	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 14, 2011, and incorporated herein by reference.

4.9	Form of Perry Ellis International, Inc. 7.875% Senior Subordinated Note due April 1, 2019 (set forth in Exhibit A to Exhibit 4.8 above)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 14, 2011 and incorporated herein by reference.

10.1	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Officers (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 and incorporated herein by reference.

10.2	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Officers (1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 8, 2014, and incorporated herein by reference.

10.4	Profit Sharing Plan (1) (P)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-96304) and incorporated herein by reference.

10.5	Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Proxy Statement for its 2000 Annual Meeting and incorporated herein by reference.

10.25	Form of Stock Option Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.

10.26	Form of Restricted Stock Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 and incorporated herein by reference.

10.46	Amended Form of Restricted Stock Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and incorporated herein by reference.

10.53	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2010, and incorporated herein by reference.

10.56	Form of Performance-Based Restricted Stock Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.57	Form of Restricted Stock Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.58	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.59	Form of Non-Qualified Stock Option Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, and incorporated herein by reference.

10.60	Amended and Restated Loan and Security Agreement dated December 2, 2011 among Perry Ellis International, Inc., the subsidiaries named as Borrowers or Guarantors therein, the Lenders named therein, Wells Fargo Bank, National Association, as agent for the Lenders, and Bank of America, N.A., as syndication agent	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 2, 2011, and incorporated herein by reference.

10.61	Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Annex to the Registrant’s Proxy Statement for its 2011 Annual Meeting and incorporated herein by reference.

10.63	Form of Performance-Based Units Agreement pursuant to the Second Amended and Restated 2005 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2013, and incorporated herein by reference.

10.64	Employment Agreement dated September 9, 2013 between Stanley Silverstein and the Registrant (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 11, 2013, and incorporated herein by reference.

10.65	Amendment No. 1 dated January 9, 2014 to the Amended and Restated Loan and Security Agreement dated as of December 2, 2011 among Perry Ellis International, Inc., the subsidiaries named as Borrowers or Guarantors therein, the Lenders named therein, Wells Fargo Bank, National Association, as agent for the Lenders, and Bank of America, N.A., as syndication agent	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 9, 2014 and incorporated herein by reference.

10.68	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated as of April 22, 2015, among Perry Ellis International, Inc., the subsidiaries named as Borrowers or Guarantors therein, the Lenders named therein, and Wells Fargo Bank, National Association, as agent for the Lenders	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated April 27, 2016, and incorporated herein by reference.

10.69	Form of Performance-Based Restricted Stock Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2015, and incorporated herein by reference.

10.70	Form of Performance Unit Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2015, and incorporated herein by reference.

10.71	Form of Restricted Stock Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan) (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2015, and incorporated herein by reference.

10.72	Form of Stock-Settled Stock Appreciation Right Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2015, and incorporated herein by reference.

10.73	Form of Non-Qualified Stock Option Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2015, and incorporated herein by reference.

10.74	Employment Agreement dated April 20, 2016, by and between Perry Ellis International, Inc. and George Feldenkreis (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2016, and incorporated herein by reference.

10.75	Employment Agreement dated April 20, 2016, by and between Perry Ellis International, Inc. and Oscar Feldenkreis (1)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2016, and incorporated herein by reference.

10.76	Form of Restricted Stock Unit Agreement pursuant to the 2015 Long-Term Incentive Compensation Plan (1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 and incorporated herein by reference.

12.1	Computation of Earnings to Fixed Charges	Filed herewith.

21.1	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered certified public accounting firm regarding financial statements and internal controls over financial reporting of the Registrant	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Management Contract or Compensation Plan.

(b)	Item 601 Exhibits

The exhibits required by Item 601 of Regulation S-K are set forth in (a) (3) above.

(c)	Financial Statement Schedules

The financial statement schedules required by Regulation S-K are set forth in (a) (2) above.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERRY ELLIS INTERNATIONAL, INC.

Dated: April 17, 2018	By:	/S/ Oscar FELDENKREIS
Oscar Feldenkreis Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ J. DAVID SCHEINER J. David Scheiner	Chairman of the Board	April 17, 2018

/s/ OSCAR FELDENKREIS Oscar Feldenkreis	Chief Executive Officer and President (Principal Executive Officer)	April 17, 2018

/s/ Jorge Narino Jorge Narino	Interim Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)	April 17, 2018

/s/ JOE ARRIOLA Joe Arriola	Director	April 17, 2018

/s/ JANE DEFLORIO Jane DeFlorio	Director	April 17, 2018

/s/ GEORGE FELDENKREIS George Feldenkreis	Director	April 17, 2018

/s/ Bruce J. Klatsky Bruce J. Klatsky	Director	April 17, 2018

/s/ Michael W. Rayden Michael W. Rayden	Director	April 17, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Perry Ellis International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Perry Ellis International, Inc. and its subsidiaries as of February 3, 2018 and January 28, 2017 and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended February 3, 2018, including the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Certified Public Accountants

Miami, Florida

April 17, 2018

We have served as the Company’s auditor since 2013.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	February 3, 2018	January 28, 2017
ASSETS

Current Assets:
Cash and cash equivalents	$35,222	$30,695
Investments, at fair value	14,086	10,921
Accounts receivable, net	156,863	140,240
Inventories	175,459	151,251
Prepaid income taxes	—	1,647
Prepaid expenses and other current assets	8,151	6,462

Total current assets	389,781	341,216

Property and equipment, net	56,164	61,835
Other intangible assets, net	186,216	187,051
Deferred income tax	411	334
Other assets	1,590	2,269

TOTAL	$634,162	$592,705

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$98,848	$92,843
Accrued expenses and other liabilities	35,768	20,861
Accrued interest payable	1,334	1,450
Accrued income tax payable	1,466	—
Unearned revenues	2,907	2,710

Total current liabilities	140,323	117,864

Senior subordinated notes payable, net	49,818	49,673
Senior credit facility	11,154	22,504
Real estate mortgages	32,721	33,591
Income tax payable	4,157	—
Unearned revenues and other long-term liabilities	13,524	18,271
Deferred income taxes	4,915	37,115

Total long-term liabilities	116,289	161,154

Total liabilities	256,612	279,018

Commitment and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,690,669 shares issued and outstanding as of February 3, 2018 and 15,530,273 shares issued and outstanding as of January 28, 2017	157	155
Additional paid-in-capital	151,563	147,300
Retained earnings	232,977	176,327
Accumulated other comprehensive loss	(7,147)	(10,095)

Total equity	377,550	313,687

TOTAL	$634,162	$592,705

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

(amounts in thousands, except per share data)

	February 3, 2018	January 28, 2017	January 30, 2016
Revenues:
Net sales	$840,280	$825,086	$864,806
Royalty income	34,573	36,000	34,709

Total revenues	874,853	861,086	899,515
Cost of sales	544,679	542,578	580,448

Gross profit	330,174	318,508	319,067
Operating expenses:
Selling, general and administrative expenses	274,665	280,019	275,863
Depreciation and amortization	14,272	14,542	13,693
Impairment on assets	372	1,451	20,604
Impairment on goodwill	—	—	6,022

Total operating expenses	289,309	296,012	316,182

Gain on sale of long-lived assets	—	—	3,779

Operating income	40,865	22,496	6,664
Costs on early extinguishment of debt	—	195	5,121
Interest expense	7,148	7,395	9,267

Net income (loss) before income taxes	33,717	14,906	(7,724)

Income tax (benefit) provision	(22,933)	389	(432)

Net income (loss)	$56,650	$14,517	$(7,292)

Net income (loss) per share:
Basic	$3.76	$0.97	$(0.49)

Diluted	$3.68	$0.95	$(0.49)

Weighted average number of shares outstanding
Basic	15,083	14,936	14,968
Diluted	15,383	15,215	14,968

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED

(amounts in thousands)

	February 3, 2018	January 28, 2017	January 30, 2016
Net income (loss)	$56,650	$14,517	$(7,292)

Other comprehensive income (loss):
Foreign currency translation adjustments, net	3,414	(2,771)	(2,357)
Unrealized gain (loss) on pension liability, net of tax (1)	—	7,368	717
Unrealized loss on forward contract	(468)	(181)	—
Unrealized (loss) gain on investments	2	(3)	(16)

Total other comprehensive income (loss)	2,948	4,413	(1,656)

Comprehensive income (loss)	$59,598	$18,930	$(8,948)

(1)	Unrealized gain (loss) on pension liability for the twelve months ended February 3, 2018, January 28, 2017 and January 30, 2016 is net of tax benefit in the amount of $0.0 million, $3.8 million and $0.0 million. See footnote 19 to the consolidated financial statements for further information.

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 3, 2018, JANUARY 28, 2017 AND JANUARY 30, 2016

(amounts in thousands, except share data)

			ADDITIONAL		ACCUMULATED OTHER COMPRE- HENSIVE
	COMMON STOCK		PAID-IN	TREASURY	(LOSS)	RETAINED
	SHARES	AMOUNT	CAPITAL	STOCK	INCOME	EARNINGS	TOTAL
BALANCE, JANUARY 31, 2015	16,128,775	$161	$161,336	$(15,730)	$(12,852)	$169,102	$302,017
Exercise of stock options and stock appreciation rights	314,036	3	1,405	—	—	—	1,408
Restricted shares withheld for income taxes	(27,325)	—	(664)	—	—	—	(664)
Net settlement of stock appreciation rights for taxes	—	—	(578)	—	—	—	(578)
Restricted shares and options issued as compensation	137,674	1	5,195	—	—	—	5,196
Net loss	—	—	—	—	—	(7,292)	(7,292)
Purchase of treasury stock	—	—	—	(6,950)	—	—	(6,950)
Other comprehensive loss	—	—	—	—	(1,656)	—	(1,656)
Retirement of treasury stock	(1,143,850)	(11)	(22,669)	22,680	—	—	—

BALANCE, JANUARY 30, 2016	15,409,310	154	144,025	—	(14,508)	161,810	291,481
Exercise of stock options and stock appreciation rights	25,272	—	73	—	—	—	73
Restricted shares withheld for income taxes	(49,387)	—	(951)	—	—	—	(951)
Net settlement of stock appreciation rights for taxes	—	—	(154)	—	—	—	(154)
Restricted shares and options issued as compensation	259,013	2	6,457	—	—	—	6,459
Net income	—	—	—	—	—	14,517	14,517
Purchase of treasury stock	—	—	—	(2,151)	—	—	(2,151)
Other comprehensive income	—	—	—	—	4,413	—	4,413
Retirement of treasury stock	(113,935)	(1)	(2,150)	2,151	—	—	—

BALANCE, JANUARY 28, 2017	15,530,273	155	147,300	—	(10,095)	176,327	313,687
Exercise of stock options and stock appreciation rights	9,241	—	24	—	—	—	24
Restricted shares withheld for income taxes	(46,191)	—	(961)	—	—	—	(961)
Net settlement of stock appreciation rights for taxes	—	—	(27)	—	—	—	(27)
Restricted shares and options issued as compensation	247,346	2	6,164	—	—	—	6,166
Net income	—	—	—	—	—	56,650	56,650
Purchase of treasury stock	—	—	—	(937)	—	—	(937)
Other comprehensive income	—	—	—	—	2,948	—	2,948
Retirement of treasury stock	(50,000)	—	(937)	937	—	—	—

BALANCE, FEBRUARY 3, 2018	15,690,669	$157	$151,563	$—	$(7,147)	$232,977	$377,550

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

(amounts in thousands)

	February 3,	January 28,	January 30,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$56,650	$14,517	$(7,292)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,602	14,932	14,318
Provision for bad debts	3,698	804	528
Impairment on assets	372	1,451	20,604
Impairment on goodwill	—	—	6,022
Amortization of debt issue costs	411	412	472
Amortization of premiums and discounts	92	56	143
Amortization of unrealized (gain) loss on pension liability	—	464	538
Pension settlement charge	—	7,217	4,427
Costs on early extinguishment of debt	—	173	1,158
Deferred income taxes	(32,277)	2,208	(2,581)
Gain on sale of long-lived assets, net	—	—	(3,779)
Share-based compensation	6,166	6,459	5,196
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	(17,937)	(10,880)	3,078
Inventories	(21,464)	29,601	(1,193)
Prepaid income taxes	1,952	138	4,592
Prepaid expenses and other current assets	(1,593)	1,891	(1,399)
Other assets	170	140	487
Accounts payable and accrued expenses	18,600	(15,984)	(9,100)
Accrued interest payable	(116)	(71)	(2,524)
Income taxes payable	5,343	—	—
Unearned revenues and other liabilities	(4,497)	2,208	(1,219)
Deferred pension obligation	—	(12,337)	(1,069)

Net cash provided by operating activities	30,172	43,399	31,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,936)	(13,273)	(16,150)
Purchase of investments	(39,157)	(13,896)	(12,086)
Proceeds from investments maturities	35,931	12,746	22,197
Proceeds on sale of intangible asset	—	—	2,500
Proceeds from sale of building	—	—	8,163
Payment of expenses related to sale of building	—	—	(1,887)
Proceeds from note receivable	250	250	250

Net cash (used in) provided by investing activities	(10,912)	(14,173)	2,987

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	267,292	311,241	408,209
Payments on senior credit facility	(278,642)	(350,495)	(346,451)
Payments on senior subordinated notes	—	—	(100,000)
Purchase of treasury stock	(937)	(2,151)	(6,950)
Proceeds from real estate mortgages	—	24,139	—
Payments on real estate mortgages	(865)	(11,768)	(821)
Payments for employee taxes on shares withheld	(988)	(1,105)	(1,242)
Payments on capital leases	(286)	(264)	(262)
Deferred financing fees	—	(274)	(574)
Proceeds from exercise of stock options	24	73	1,408

Net cash used in financing activities	(14,402)	(30,604)	(46,683)

Effect of exchange rate changes on cash and cash equivalents	(331)	171	644

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,527	(1,207)	(11,645)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	30,695	31,902	43,547

CASH AND CASH EQUIVALENTS AT END OF YEAR	$35,222	$30,695	$31,902

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

(amounts in thousands)

	February 3, 2018	January 28, 2017	January 30, 2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,761	$6,998	$11,176

Income taxes	$1,370	$1,202	$718

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Capital lease financing	$—	$—	$810

Accrued purchases of property and equipment	$265	$446	$210

Unrealized gain (loss) on pension liability included in comprehensive income (loss)	$—	$7,368	$717

See footnotes to consolidated financial statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

Perry Ellis International, Inc. and its Subsidiaries (the “Company”) is one of the leading apparel companies in the United States and manages a portfolio of major brands, some of which were established over 100 years ago. The Company designs, sources, markets and licenses products nationally and internationally at multiple price points and across all major levels of retail distribution. The Company’s portfolio of highly recognized brands includes: legacy brands Perry Ellis® and Original Penguin ® by Munsingwear ® (“Original Penguin”) as well as Ben Hogan ®, Cubavera ®, Farah ®, Grand Slam ®, Jantzen ®, Laundry by Shelli Segal ®, Rafaella ® and Savane ®. We license the Callaway Golf® brand, PGA TOUR® brand, and Jack Nicklaus® brand for golf apparel, and the Nike® brand for swimwear and accessories. In 2017, the Company announced that it will introduce Guy Harvey branded apparel and accessories, beginning in 2019.

The periods presented in these financial statements are the fiscal years ended February 3, 2018 (“fiscal 2018”), January 28, 2017 (“fiscal 2017”) and January 30, 2016 (“fiscal 2016”). Fiscal 2017 and fiscal 2016 each contained 52 weeks while fiscal 2018 contained 53 weeks.

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

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash, deposits and liquid short-term investments that have an original maturity of three months or less when purchased.

INVESTMENTS - The Company’s investments include marketable securities and certificates of deposit for the fiscal year ended February 3, 2018 and the fiscal year ended January 28, 2017. All investments are classified as available-for-sale. Investments are stated at fair value. The estimated fair value of the marketable securities is based on quoted prices in an active market. Gains and losses on investment transactions are determined using the specific identification method and are recognized in income based on trade dates. Unrealized gains and losses on securities available-for-sale are included in accumulated other comprehensive income until realized. Management evaluates securities held with unrealized losses for other-than-temporary impairment at least on a quarterly basis. Consideration is given to (a) the length of time and the extent to which the fair value has been less than cost; (b) the financial condition and near-term prospects of the issuer; and (c) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

DEFERRED DEBT ISSUE COSTS - Costs incurred in connection with financing transactions have been capitalized and are being amortized on a straight-line basis, which approximates the interest method, over the term of the related debt instrument. Unamortized debt issue costs associated with the senior credit facility are included in other assets in the consolidated balance sheet. Unamortized debt issue costs associated with the senior subordinated notes payable are presented as a direct deduction from the carrying amount of the debt in the consolidated balance sheet.

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

The Company recorded a $0.4 million, $1.4 million, and $2.4 million impairment charge, in fiscal 2018, fiscal 2017 and fiscal 2016, respectively to reduce the net carrying value of certain long-lived assets (primarily real property and leaseholds) to their estimated fair value, considered a Level 3 fair value measure. Impairment charges are included in impairment on assets in the accompanying consolidated statements of operations and were related to the Direct-to Consumer segment.

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

The principal components of the net periodic pension calculations are the expected long-term rate of return on plan assets, the discount rate and the rate of compensation increases. The Company uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop its expected return on plan assets. The discount rate assumptions used for pension and non-pension postretirement benefit plan accounting reflects the rates available on high-quality fixed income debt instruments at the Company’s fiscal year end.

ADVERTISING AND RELATED COSTS - The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were $16.7 million, $16.1 million and $15.1 million for the years ended February 3, 2018, January 28, 2017, and January 30, 2016, respectively, and are included in selling, general and administrative expenses.

COST OF SALES - Cost of sales includes costs to acquire and source inventory, produce inventory for sale and provisions for inventory shrinkage and obsolescence. These costs include costs of purchased products, inbound freight, custom duties, buying commissions, cargo insurance, customs inspection and licensed product royalty expenses.

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

REVENUE RECOGNITION - Sales are recognized at the time title transfers to the customer, generally upon shipment. Trade allowances and a provision for estimated returns and other allowances are recorded at the time sales are made, considering historical and anticipated trends. The Company records revenues net of corresponding sales taxes. Retail store revenue is recognized net of estimated returns and corresponding sales tax at the time of sale to consumers. The Company operates predominantly in North America, with 91% of its sales in that market. Two customers accounted for approximately 15% and 11%, respectively, of net sales for fiscal 2018. Two customers accounted for approximately 13% and 10%, respectively, of net sales for fiscal 2017. Three customers accounted for approximately 12%, 11% and 10%, respectively, of net sales for fiscal 2016. Sales to these customers are included in the Men’s Sportswear and Swim, as well as, the Women’s Sportswear segments. A significant decrease in business from or loss of any of these major customers could harm the financial condition of the Company by causing a significant decline in revenues attributable to such customers. The Company does not believe that concentrations of credit risk represented a material risk of loss with respect to its financial position as of February 3, 2018.

Royalty income is recognized when earned on the basis of the terms specified in the underlying contractual agreements. A liability for unearned royalty income is recognized when licensees pay contractual obligations before being earned or when up-front fees are collected. This liability is recognized as royalty income over the applicable term of the respective license agreement.

ADVERTISING REIMBURSEMENTS - The majority of the Company’s license agreements require licensees to reimburse the Company for advertising placed on behalf of the licensees based on a percentage of the licensees’ net sales. The Company records earned advertising reimbursements received from its licensees as a reduction of the related advertising costs in selling, general and administrative expenses. For fiscal years 2018, 2017 and 2016, the Company has reduced selling, general and administrative expenses by $6.0 million, $7.0 million and $6.6 million of licensee reimbursements, respectively. Unearned advertising reimbursements result when a licensee pays required reimbursements prior to the Company incurring the advertising expense. A liability is recorded for these unearned advertising reimbursements.

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

The following table sets forth the computation of basic and diluted loss per share:

	2018	2017	2016
	(in thousands, except per share data)
Numerator:
Net income (loss)	$56,650	$14,517	$(7,292)

Denominator:
Basic - weighted average shares	15,083	14,936	14,968
Dilutive effect: equity awards	300	279	—

Diluted - weighted average shares	15,383	15,215	14,968

Basic income (loss) per share	$3.76	$0.97	$(0.49)

Diluted income (loss) income per share	$3.68	$0.95	$(0.49)

Antidilutive effect: (1)	276	471	1,154

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

For fiscal 2018, 2017, and 2016, approximately $6.2 million, $6.5 million and $5.2 million in compensation expense, respectively, has been recognized in selling, general and administrative expenses in the consolidated statements of operations related to stock options, SARS and restricted stock. During fiscal 2018, 2017, and 2016, the Company received cash of $0.02 million, $0.07 million and $1.4 million, respectively, from the exercise of stock options and SARS. There was no tax benefit from such exercises during fiscal 2018, 2017 and 2016.

The fair value of restricted stock awards is based on the quoted market price on the date of grant. The fair value of the options is estimated at the date of grant using the Black-Scholes Option Pricing Model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including: expected volatility based on the expected price of the Company’s common stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options or SARS are expected to be outstanding using historical data to estimate option exercises and employee terminations; and dividend yield based on the Company’s history and expectation of dividend payments. Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value per option or SARS granted in fiscal year 2016 was $12.30. There were no options or SARS granted in fiscal 2018 and fiscal 2017.

The following weighted average assumptions for fiscal 2016 were derived from the Black-Scholes model and used to determine the fair value of stock options:

2016
Risk free interest rate	1.5%
Dividend yield	0.0%
Volatility factors	61.4%
Weighted-average life (years)	5.0

RECENT ACCOUNTING PRONOUNCEMENTS - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU creates a single comprehensive new revenue recognition standard. Under the new standard and its related amendments (collectively known as Accounting Standards Codification (“ASC 606”), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Enhanced disclosures will be required regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017. The Company will be adopting the standard as of February 4, 2018, using the modified retrospective method applied to contracts which were not completed as of that date, which represent contracts for which all (or substantially all) of the revenues have not been recognized under existing standard as of the date of adoption.

The Company has established an implementation team to assist with its assessment of the impact that the new standard will have on its operations, consolidated financial statements and related disclosures. This includes a review of current accounting policies and practices to identify potential differences that would result from applying ASC 606.

The Company has identified its major revenue streams (sales of products and licenses of symbolic intellectual property) and performed an analysis of its contracts with customers to evaluate the impact ASC 606 will have on the Company’s accounting for royalty and advertising revenue. Based on the evaluation of not completed contracts as of the date of adoption, the cumulative effect adjustment is not expected to be material. The Company currently expects the revenue recognition approaches under ASC 606 for customer contracts that provide for the license of symbolic intellectual property will not differ materially from its historical revenue recognition pattern.

The Company has identified certain changes in income statement classification under ASC 606. Under the current recognition model, the Company records advertising reimbursements received from licensees as a net reduction to selling, general and administrative expenses. Under ASC 606, the Company will record this consideration as a component of the transaction price in its contracts with customers and therefore, would be recorded as revenue upon recognition. The total amounts received as consideration under its contracts with customers, as a reduction to selling, general and administrative expenses, in its consolidated financial statements for the year ended February 3, 2018 was approximately $6.0 million.

The impact to the Company’s future results from operations other than reclassification of the revenue for reimbursement of advertising expenses are not expected to be material based on the analysis of revenue streams and contracts under ASC 606, which supports revenue recognition at a point in time. The majority of the Company’s revenue relates to product sales of which revenue is recognized when products are shipped to the customer or provided to the customer through its retail channel. In addition, impacts associated with variable consideration received for items such as loyalty rewards, gift cards, sales and markdown allowances are not expected to be material as the Company is currently accounting for this consideration consistent with the new standard. The Company also believes that its pattern of recognizing revenue over the license agreement contract period will not be materially different from the new revenue recognition guidance. The Company will recognize the cumulative effect of adopting ASC 606 as an adjustment to its opening balance of retained earnings. The impact from the cumulative effect adjustment is expected to be immaterial. Prior periods will not be retrospectively adjusted.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and also updates certain presentation and disclosure requirements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is part of the FASB’s Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the provisions of ASU 2016-09 in the first quarter of fiscal 2018 using a modified retrospective approach. For the three months ended April 29, 2017, the Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete item. Given the Company’s valuation allowance position, there was no net tax expense or benefit recognized as a result of the adoption of ASU 2016-09. Furthermore, there was no change to retained earnings with respect to excess tax benefits due to the Company’s valuation allowance position. The effect on the condensed consolidating statement of cash flows for fiscal 2017 and fiscal 2016, as a result of this adoption, was an increase of approximately $1.1 million and $1.2 million, respectively, in cash provided by operating activities, with a corresponding increase of approximately $1.1 million and $1.2 million, respectively, in cash used in financing activities from the previously reported amounts.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we have determined that the net ($3.9) million of the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $5.8 million of current tax expense recorded in connection with the Transition Tax was a provisional amount and a reasonable estimate at February 3, 2018. Over the SAB 118 measurement period, the Company intends to further analyze and update the calculated impacts noted above, as well as other potential correlative adjustments. Any subsequent adjustment to these amounts or additional amounts identified will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. The Company has not yet completed its analysis of the GILTI tax rules and is not yet able to reasonably estimate the effect of this provision of the Tax Act or make an accounting policy election for the ASC 740 treatment of the GILTI tax. Therefore, the Company has not recorded any amounts related to potential GILTI tax in its financial statements and has not yet made a policy decision regarding whether to record deferred taxes on GILTI.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs. The updates also require certain disclosures about stranded tax effects. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which makes minor changes to ASU 2016-01. The update clarifies that entities must use a prospective transition approach only for equity securities they elect to measure using the new measurement alternative. The update also clarifies other aspects of the guidance on how to apply the measurement alternative and the presentation requirements for financial liabilities measured under the fair value option. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

3.	Accounts Receivable

Accounts receivable consisted of the following as of:

	February 3,	January 28,
	2018	2017
	(in thousands)
Trade accounts	$163,872	$151,370
Royalties	7,107	6,659
Other receivables	902	712

Total	171,881	158,741
Less: Allowances	(15,018)	(18,501)

Total	$156,863	$140,240

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

4.	Inventories

Inventories consisted of the following as of:

	February 3, 2018	January 28, 2017
	(in thousands)
Finished goods	$175,459	$151,251

The Company’s inventories are valued at the lower of cost (weighted moving average cost) or net realizable value. The Company evaluates all of its inventory stock keeping units (“SKUs”) to determine excess or slow moving SKUs based on orders on hand and projections of future demand and market conditions. For those units in inventory that are identified as excess or slow moving, the Company estimates their market value based on current sales trends. If the projected net sales value is less than cost, on an individual SKU basis, the Company writes down inventory to reflect the lower value. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold.

5.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of:

	February 3,	January 28,
	2018	2017
	(in thousands)
Prepaid expenses	$8,110	$6,365
Other current assets	41	97

Total	$8,151	$6,462

6.	Investments

The Company’s investments include marketable securities and certificates of deposit for the fiscal years ended February 3, 2018 and January 28, 2017. Certificates of deposit are classified as available-for-sale with $7.4 million with maturity dates within one year or less. Marketable securities are classified as available-for-sale and consist of corporate bonds with maturity dates less than one year. Investments are stated at fair value.

Investments consisted of the following as of February 3, 2018:

		Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Marketable securities	$6,655	$—	$(5)	$6,650
Certificates of deposit	7,441	—	(5)	7,436

Total investments	$14,096	$—	$(10)	$14,086

Investments consisted of the following as of January 28, 2017:

		Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Marketable securities	$3,258	$—	$(8)	$3,250
Certificates of deposit	7,675	—	(4)	7,671

Total investments	$10,933	$—	$(12)	$10,921

7.	Property and Equipment

Property and equipment consisted of the following as of:

	February 3, 2018	January 28, 2017
	(in thousands)
Furniture, fixtures and equipment	$97,414	$91,639
Buildings and building improvements	22,341	21,359
Vehicles	537	523
Leasehold improvements	47,765	48,799
Land	9,430	9,430

Total	177,487	171,750
Less: accumulated depreciation and amortization	(121,323)	(109,915)

Total	$56,164	$61,835

The above table of property and equipment includes assets held under capital leases as of:

	February 3, 2018	January 28, 2017
	(in thousands)
Furniture, fixtures and equipment	$810	$810
Less: accumulated depreciation and amortization	(722)	(452)

Total	$88	$358

Depreciation and amortization expense relating to property and equipment amounted to $13.8 million, $14.1 million and $13.4 million for the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016, respectively. These amounts include amortization expense for leased property under capital leases.

During the fourth quarter of fiscal 2016, the Company executed a sales agreement, in the amount of $8.2 million, for the sale of its sourcing office building located in Beijing, China. As a result of this transaction, the Company recorded a gain in the amount of $4.5 million, net of expenses of $1.9 million, in the Men’s Sportswear and Swim segment.

8.	Other Intangible Assets

Trademarks

Trademarks, included in other intangible assets, net, are considered indefinite-lived assets and totaled $184.1 at February 3, 2018 and January 28, 2017, respectively.

On March 19, 2015, the Company entered into an agreement to sell the intellectual property of its C&C California brand to a third party. The sales price was $2.5 million, which was collected during the first quarter of fiscal 2016. In connection with this transaction, the Company recorded a loss of ($0.7) million in the Licensing segment.

On August 1, 2014, the Company entered into a sales agreement, in the amount of $1.3 million, for the sale of Australian, Fiji and New Zealand trademark rights with respect to Jantzen. Payments on the purchase price are due in five installments of $250,000 over a five year period. Interest on the purchase price that remains unpaid will accrue at a rate of 3.5% per annum calculated on an annual basis. The final payment is due on August 1, 2018.

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

As a result of the annual trademark impairment analysis performed during the fiscal year ended January 30, 2016, the Company determined that the carrying value of certain trademarks exceeded their estimated fair value. Accordingly, the Company recorded a non-cash, pre-tax charge of $18.2 million to reduce the value of these trademarks, which are assigned to the Licensing segment, to their estimated fair values. The impairments resulted from a decline in the future anticipated cash flows from these trademarks, which was due, in part, to the economic challenges and market conditions in the apparel industry at such time. Impairment charges are included in impairment on assets in the accompanying consolidated statements of operations. Based on the annual trademark impairment analysis performed during the fiscal years ended February 3, 2018 and January 28, 2017, the Company determined that the estimated fair value of the trademarks exceeded their carrying value.

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

Other

Other intangible assets represent customer lists as of:

	February 3, 2018	January 28, 2017
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(6,380)	(5,545)

Total	$2,070	$2,905

For the years ended February 3, 2018, January 28, 2017, and January 30, 2016, amortization expense relating to customer lists amounted to approximately $0.8 million, $0.9 million, and $0.9 million, respectively. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the table sets forth the estimated amortization expense for future periods based on recorded amounts as of February 3, 2018:

(in thousands)
2019	$793
2020	734
2021	543

9.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of:

	February 3,	January 28,
	2018	2017
	(in thousands)
Salaries and commissions	$14,119	$2,684
Royalties	5,129	3,868
Unearned advertising reimbursement	1,363	1,242
Insurance and rent	2,291	3,001
State sales and other taxes	2,997	2,218
Professional fees	376	560
Current portion - real estate mortgages	896	862
Other	8,597	6,426

Total	$35,768	$20,861

10.	Senior Subordinated Notes Payable

In March 2011, the Company issued $150 million of 7 7 / 8 % senior subordinated notes, due April 1, 2019. The proceeds of this offering were used to retire the $150 million of 8 7 / 8 % senior subordinated notes due September 15, 2013 and to repay a portion of the outstanding balance on the senior credit facility. The net proceeds to the Company were $146.5 million yielding an effective interest rate of 8.0%.

On April 6, 2015, the Company elected to call for the partial redemption of $100 million of its $150 million of 7 7 / 8 % senior subordinated notes due 2019 and a notice of redemption was sent to all registered holders of the senior subordinated notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, the Company completed the redemption of the $100 million of its senior subordinated notes. The Company incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption, including the redemption premium as well as the write-off of note issuance costs. At February 3, 2018, the balance of the 7 7 / 8 % senior subordinated notes totaled $49.8 million, net of debt issuance cost in the amount of $0.2 million. At January 28, 2017, the balance of the 7 7 / 8 % senior subordinated notes totaled $49.7 million, net of debt issuance cost in the amount of $0.3 million.

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

On April 22, 2015, the Company amended and restated its existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The Credit Facility has been extended through April 30, 2020 (“Maturity Date”). In connection with this amendment and restatement, the Company paid fees in the amount of $0.6 million. These fees will be amortized over the term of the credit facility as interest expense. At February 3, 2018, the Company had outstanding borrowings of $11.2 million under the Credit Facility. At January 28, 2017, the Company had outstanding borrowings of $22.5 million under the Credit Facility.

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

As of February 3, 2018, the Company maintained one U.S. dollar letter of credit facility totaling $30.0 million. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on the Company’s assets.

During the third quarter of fiscal 2017, one letter of credit facility totaling, $0.3 million utilized by the Company’s United Kingdom subsidiary, expired and has not been renewed.

Amounts under letter of credit facilities consisted of the following as of:

	February 3,	January 28,
	2018	2017
	(in thousands)
Total letter of credit facilities	$30,000	$30,000
Outstanding letters of credit	(10,268)	(10,788)

Total credit available	$19,732	$19,212

13.	Real Estate Mortgages

In November 2016, the Company paid off its then existing real estate mortgage loan and refinanced its main administrative office, warehouse and distribution facility in Miami with a $21.7 million mortgage loan. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $112,000, based on a 25-year amortization with the outstanding principal due at maturity. At February 3, 2018, the balance of the real estate mortgage loan totaled $20.9 million, net of discount, of which $557,000 is due within one year.

In June 2006, the Company entered into a mortgage loan for $15 million secured by the Company’s Tampa facility. The loan was originally due on January 23, 2019. In January 2014, the Company amended the mortgage loan to modify the interest rate. The interest rate was reduced to 3.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of approximately $68,000, based on a 20-year amortization, with the outstanding principal due at maturity. In November 2016, the Company amended the mortgage loan of the Tampa facility to increase the amount to $13.2 million. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $68,000, based on a 25-year amortization with the outstanding principal due at maturity. At February 3, 2018, the balance of the real estate mortgage loan totaled $12.7 million, net of discount, of which approximately $339,000 is due within one year.

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

The contractual maturities of the real estate mortgages are as follows:

Fiscal year ending:

Amount
(in thousands)
2019	$896
2020	930
2021	962
2022	1,003
2023	1,041
Thereafter	29,042

33,874
Less discount	(257)

Total	$33,617

14.	Retirement Plan

The Company has a 401(k) Plan (the “Plan”), which includes a discretionary Company match that has ranged from 0% to 50% of the first 6% contributed to the Plan by eligible employees. Eligible employees may participate in the Plan upon the attainment of age 21, and completion of three continuous months of service. Participants may elect to contribute up to 60% of their compensation, subject to maximum statutory limits. The Company’s discretionary contributions to the Plan were approximately $1.1 million for the fiscal year ended February 3, 2018 and $1.0 million for the years ended January 28, 2017 and January 30, 2016.

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

The following is a statement of the funded status as of February 3, 2018 and January 28, 2017.

For the fiscal year ended:	February 3, 2018	January 28, 2017
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of plan year	$—	$30,971
Service cost	—	250
Interest cost	—	403
Actuarial loss	—	(834)
Lump sums plus annuities paid	—	(30,790)

Benefit obligation at end of plan year	$—	$—

Change in plan assets
Fair value of plan assets at beginning of plan year	$—	$18,864
Actual return on plan assets	—	173
Company contributions	—	11,753
Lump sums plus annuities paid	—	(30,790)

Fair value of plan assets at end of plan year	$—	$—

Unfunded status at end of plan year	$—	$—

At February 3, 2018 and January 28, 2017, there was no deferred loss included in accumulated other comprehensive loss.

The following table provides the components of net benefit cost for the plans for the fiscal years ended:

	February 3, 2018	January 28, 2017	January 30, 2016
	(in thousands)
Service cost	$—	$250	$250
Interest cost	—	403	1,349
Expected return on plan assets	—	(262)	(2,631)
Settlement	—	9,918	4,427
Amortization of unrecognized net loss	—	464	538

Net periodic benefit cost	$—	$10,773	$3,933

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

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table for the plan years ended:

	February 3, 2018	January 28, 2017
Discount rate	0.00%	3.19%
Rate of compensation increase	N/A	N/A

The assumptions used in the measurement of the net periodic benefit cost are as follows:

	February 3, 2018	January 28, 2017
Discount rate	0.00%	3.19%
Expected return on plan assets	0.00%	4.25%
Rate of compensation increase	N/A	N/A

16.	Unearned Revenues and Other Long-Term Liabilities

Unearned revenues and other long-term liabilities consisted of the following as of:

	February 3,	January 28,
	2018	2017
	(in thousands)
Deferred rent long-term	$10,634	$12,261
Long-term incentive compensation	2,741	5,763
Other	149	247

Total	$13,524	$18,271

17.	Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that affect fiscal 2018, including, but not limited to requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years (the “Transition Tax”). The Tax Act also establishes new tax laws that will affect fiscal 2019 and later years, including, but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, making certain changes to the depreciation rules, and additional limitations on executive compensation. Finally, while the Tax Act provides for a territorial tax system, beginning for the Company in fiscal 2019, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

In connection with its initial analysis of the impact of the Tax Act, the Company has recorded a net tax expense of $1.9 million in fiscal 2018 which primarily consists of a net current expense for the Transition Tax of $5.8 million offset by a net deferred tax benefit of ($3.9) million primarily related to the revaluation of the Company’s deferred tax assets and liabilities. In addition, the deferred tax benefit is inclusive of a benefit of ($1.0) million for the release of valuation allowances related to certain U.S. federal tax attributes that are now expected to be fully utilized.

The Company has not completed its accounting for the income tax effects of the Tax Act. Where the Company has been able to make reasonable estimates of the effects for which its analysis is not yet complete, the Company has recorded provisional amounts in accordance with SAB 118. Where the Company has not yet been able to make reasonable estimates of the impact of certain elements, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the Tax Act.

The Company’s accounting for the following elements of the Tax Act is incomplete. However, the Company was able to make reasonable estimates of certain effects and, therefore, has recorded provisional amounts as follows:

Transition Tax on unrepatriated foreign earnings: The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of the Company’s foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the Transition Tax and has recorded a provisional net Transition Tax expense of $5.8 million as a component of its current income tax provision. Furthermore, the Company intends to repatriate amounts associated with the foreign earnings subject to the Transition Tax. As such, during fiscal 2018, the Company has accrued deferred taxes associated with the expected, future repatriation pertaining to foreign withholding and U.S. state taxes of $373,000 and $219,000, respectively. The Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax to complete its calculation of E&P, as well as the final determination of non-U.S. income taxes paid.

Revaluation of deferred tax assets and liabilities: The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. In addition, the Tax Act makes certain changes to the depreciation rules and implements new limits on the deductibility of certain executive compensation. The Company has evaluated these changes and has recorded a net provisional decrease to net deferred tax liabilities with a corresponding increase to deferred tax benefit of ($3.4) million. The Company is still completing its calculation of the impact of these changes on its deferred tax balances. The Company recorded a provisional reduction to deferred tax assets related to 100% bonus depreciation for qualified assets placed into service after September 27, 2017. The provisional amounts require further analysis of the fixed assets placed in service after September 27, 2017.

State tax effects: As noted above, the Company remeasured certain deferred tax assets and liabilities to account for the reduction in the future federal benefit from state deferred tax assets and liabilities. Furthermore, the Company has recorded a provisional amount for the state impact of accelerated depreciation under the Tax Act based on each state’s historical conformity with accelerated depreciation provision. In addition, the Company has incorporated the impact of Tax Act into its analysis of the realizability of state deferred tax assets.

Valuation allowances: The Company must assess whether its valuation allowance analyses for deferred tax assets are affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income, future GILTI inclusions, new categories of foreign tax credits). Since, as discussed herein, the Company has recorded provisional amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional. Prior to fiscal 2018, the Company had recorded valuation allowances for certain tax attributes that the Company estimated were not more likely than not to be utilized prior to their expiration. Based on a preliminary review of its fiscal 2018 taxable income, the Company has recorded a provisional release of valuation allowance with a corresponding deferred tax benefit in the amount of ($1.0) million.

The Company’s accounting for the following elements of the Tax Act is incomplete, and it has not yet been able to make reasonable estimates of the effects of these items. Therefore, no provisional amounts were recorded.

Global intangible low taxed income (“GILTI”): The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into the Company’s measurement of its deferred taxes. The Company has not yet completed its analysis of the GILTI tax rules and is not yet able to reasonably estimate the effect of this provision of the Tax Act or make an accounting policy election for the ASC 740 treatment of the GILTI tax. Therefore, the Company has not recorded any amounts related to potential GILTI tax in its financial statements and has not yet made a policy decision regarding whether to record deferred taxes on GILTI.

Indefinite reinvestment assertion: Beginning in 2018, the Tax Act provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, companies must still apply the guidance of ASC 740-30-25-18 to account for the tax consequences of outside basis differences and other tax impacts of their investments in

non-U.S. subsidiaries. While the Company has accrued the Transition Tax on the deemed repatriated earnings that were previously indefinitely reinvested and intends to repatriate such amounts and has recorded the related tax consequences. The Company will still account for any remaining untaxed foreign earnings, as well as any remaining outside bases differences in foreign subsidiaries, as permanently reinvested while it continues to evaluate the impacts of the Tax Act on its operations in accordance with guidance issued under SAB118.

For financial reporting purposes, income (loss) before income tax provision (benefit) includes the following components:

	February 3, 2018	January 28, 2017	January 30, 2016
	(in thousands)
Domestic	$19,306	$8,873	$(19,447)
Foreign	14,411	6,033	11,723

Total	$33,717	$14,906	$(7,724)

The income tax (benefit) provision consisted of the following components for each of the years ended:

	February 3, 2018	January 28, 2017	January 30, 2016
	(in thousands)
Current income taxes:
Federal	$7,125	$(2,748)	$5
State	719	(286)	205
Foreign	1,500	1,215	1,939

Total current income taxes	9,344	(1,819)	2,149

Deferred income taxes:
Federal	(28,706)	2,147	(2,246)
State	(3,869)	(47)	(617)
Foreign	298	108	282

Total deferred income taxes	(32,277)	2,208	(2,581)

Total	$(22,933)	$389	$(432)

The Company’s effective income tax rate was as follows for each of the years ended:

	February 3,	January 28,	January 30,
	2018	2017	2016
Statutory federal income tax rate	33.7%	35.0%	35.0%
Increase (decrease) resulting from State income taxes, net of federal income tax benefit	3.1%	(1.1%)	5.2%
Foreign tax rate differential	(8.9%)	(9.7%)	35.9%
Change in reserves	15.8%	0.6%	(2.2%)
Change in valuation allowance	(124.8%)	(8.0%)	(38.6%)
Non-deductible items	4.8%	9.5%	(32.2%)
Prior year tax provision adjustments	0.9%	2.5%	1.8%
Change in deferred rate	(1.1%)	(0.6%)	4.1%
Pension termination benefit	0.0%	(25.2%)	0.0%
Impact of Tax Cuts and Job Act	6.1%	0.0%	0.0%
Other	2.4%	(0.4%)	(3.4%)

Total	(68.0%)	2.6%	5.6%

Deferred income taxes are provided for the temporary differences between financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of temporary differences were as follows, as of the years ended:

	February 3,	January 28,
	2018	2017
	(in thousands)
Deferred tax assets:
Inventory	$4,466	$5,104
Accounts receivable	938	1,306
Accrued expenses	6,585	8,208
Net operating losses	9,715	19,294
Stock compensation	1,072	2,882
Fixed assets	3,591	7,474
Intangible assets	1,940	3,122
Other	926	4,354

	29,233	51,744

Deferred tax liabilities:
Intangible assets	(25,971)	(38,869)
Prepaid expenses	(1,101)	(1,604)
Other	(593)	—

	(27,665)	(40,473)

Valuation allowance	(6,072)	(48,052)

Net deferred tax liability	$(4,504)	$(36,781)

During fiscal 2009, the Company initially recorded a $1.0 million deferred tax asset with realized and unrealized losses associated with marketable securities. Management believed it is more likely than not that the related deferred tax asset associated with these losses would not be realized due to tax limitations imposed on the utilization of capital losses. During fiscal 2014, the deferred tax asset associated with these losses was reduced by $0.1 million relating to the expiration of capital loss carryforwards and the reassessment of the deferred tax rate. During fiscal 2018, the Company has further written off the remaining balance of the deferred tax asset against the valuation allowance to reflect expiration of the remaining deduction. The associated write off and reduction in the valuation allowance had no net effect to tax expense during fiscal 2018. The balance of the valuation allowance associated with the unrealized losses associated with marketable securities for fiscal 2018 and fiscal 2017 was $0 and $0.9 million, respectively.

During fiscal years 2018 and 2017, the Company realized tax-effected losses of $0.2 million and $0.6 million, respectively, associated with the operations of its U.K. subsidiary. The fiscal 2018 loss of $0.2 million includes a true-up for the utilization of net operating losses based on the fiscal 2017 tax computation. For U.K. tax purposes, the operating loss has an indefinite carryforward period. Based upon operating results from the three most recent fiscal years, including fiscal 2018, management of the Company has determined that its U.K. subsidiary represents a cumulative loss company. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary. The balance of the valuation allowance associated with the U.K. operating loss carryforward for fiscal 2018 and fiscal 2017 was $2.2 million and $2.3 million, respectively. During fiscal 2018, the net decrease in valuation allowance was $0.1 million attributable to usage of net operating loss carryover in fiscal 2018, offset by the true-up of the net operating loss based upon the 2017 tax computation. There is no tax benefit associated with any change in the deferred tax asset, as the asset and the valuation allowance changes offset each other.

During fiscal years 2018 and 2017, the Company realized tax-effected losses of $0.1 million and $0.1 million, respectively, associated with the operations of its Hong Kong subsidiary. Based upon operating results from the three most recent fiscal years, including fiscal 2018, management of the Company has determined that its Hong Kong subsidiary represents a cumulative loss company. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary. The balance of the valuation allowance associated with the Hong Kong subsidiary for fiscal 2018 and fiscal 2017 was $1.3 million and $1.2 million, respectively. During fiscal 2018, the increase in the valuation allowance was attributable to the addition of the fiscal 2018 loss and the difference between the actual and estimated prior year losses. There is no tax benefit associated with any change in the deferred tax asset, as the asset and the valuation allowance changes offset each other.

During fiscal years 2018 and 2017, the Company realized tax-effected income and losses of $0.4 million and ($0.4) million, respectively, associated with the operations of its Mexican subsidiary. The fiscal 2018 income includes a true-up of net operating losses based upon the fiscal 2017 tax computation. Based upon operating results from the three most recent fiscal years, including fiscal 2018, management of the Company has determined that its Mexican subsidiary represents a cumulative loss company. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary. The balance of the valuation allowance associated with the Mexican subsidiary for fiscal 2018 and fiscal 2017 was $0.2 million and $0.6 million, respectively. During fiscal 2018, the decrease in the valuation allowance related to the changes in the foreign exchange rate and the partial usage of loss carryover against fiscal 2018 income. There is no tax benefit associated with any change in the deferred tax asset, as the asset and the valuation allowance changes offset each other.

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

The Company has available at February 3, 2018, a net federal operating tax loss carry-forward of approximately $7.7 million.

The following table reflects the expiration of the remaining federal net operating losses:

Fiscal Year	(in thousands)
2019	$—
2020 - 2025	7,761
2026 - 2029	—
Thereafter	—

$7,761

In addition to the Company’s U.S. federal net operating loss, the Company has reflected in its income tax provision deferred tax assets associated with net operating losses generated in various U.S. state jurisdictions. However, with respect to jurisdictions where the Company either has limited operations or statutory limitations on the use of acquired net operating losses, the ability to utilize such losses is restricted. Therefore, management has determined that a valuation allowance for deferred income tax assets is necessary, as the assets are not expected to be fully realized. The balance of the valuation allowance associated with U.S. state net operating losses in states where use is restricted for fiscal 2018 and fiscal 2017 was $1.9 million and $3.2 million, respectively. During fiscal 2018 and fiscal 2017, the valuation allowance decreased by $1.3 million and $0.5 million, respectively.

At the end of fiscal 2017, the Company maintained a valuation allowance of $1.3 million associated with charitable contributions expected to expire unutilized. During fiscal 2018, due to the effect of the Transition Tax, the Company was able to fully utilize all prior carryforward amounts, as well as all fiscal 2018 charitable contributions. The balance of the valuation allowance associated with charitable contributions for fiscal 2018 and 2017 was $0 and $1.3 million, respectively. During the fiscal 2018 the valuation allowance decreased by $1.3 million and during fiscal 2017 the valuation allowance did not change.

At the end of fiscal 2018, the Company maintained a $0.5 million valuation allowance against its remaining general domestic deferred tax assets. The establishment and release of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. The Company released the majority of the valuation allowances established against the U.S. deferred tax assets in fiscal 2018 based upon the weight of available, positive evidence. The removal of the valuation allowance caused the Company’s effective tax rate to change significantly from fiscal 2017 to fiscal 2018. The balance of the remaining valuation allowance is associated with U.S. domestic operations for different state and local taxing jurisdictions where the Company anticipates that it will generate continuing tax losses. The balance of the valuation allowance for fiscal 2018 and fiscal 2017 was $0.5 million and $38.6 million, respectively. During fiscal 2018 and 2017, the valuation allowance decreased by $38.1 million and $7.6 million, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2011 through fiscal 2018 are open tax years. The statute of limitations related to the Company’s fiscal 2011 through fiscal 2015 U.S. federal tax years was extended by agreement with the Internal Revenue Service until June 30, 2019. The Company’s state and foreign tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state tax returns open from fiscal 2006 through fiscal 2018, depending on each state’s particular statute of limitation. As of February 3, 2018 the examination by the Internal Revenue Service is still ongoing. During fiscal 2018, the Company received a revised Notice of Proposed Adjustment from the Internal Revenue Service, which proposed an adjustment to taxable income for fiscal 2013 of $12.6 million, to which the Company agreed. As part of the Company’s conversations with the Internal Revenue Service, the examination of the Company’s fiscal 2011 through fiscal 2013 was expanded to also included fiscal 2014 and fiscal 2015, to allow for the carryback of beneficial tax attributes. Furthermore, various other state and local income tax returns are also under examination by taxing authorities.

As of February 3, 2018, the Company had a $1.4 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.3 million. As of January 28, 2017, the Company had a $1.2 million liability recorded for unrecognized tax benefits, which included interest and penalties of $0.3 million. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

A reconciliation of the beginning balance of the Company’s unrecognized tax benefits and the ending amount of the unrecognized tax benefits is as follows as of:

	February 3,	January 28,	January 30,
	2018	2017	2016
	(in thousands)
Balance at beginning of period	$1,182	$1,091	$1,018
Additions based on tax positions related to the current year	83	87	98
Additions for tax positions of prior years	5,429	33	123
Reductions for tax positions of prior years	(180)	(29)	(2)
Reductions due to lapses of statutes of limitations	—	—	(49)
Settlements	(5,143)	—	(97)

Balance at end of period	$1,371	$1,182	$1,091

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. During fiscal 2018, there was a $0.2 million increase in interest and penalties included as a component of income tax expense. Comparatively, for fiscal 2017 and fiscal 2016, the Company recognized approximately $0.1 million and $0.0 million in interest and penalties, respectively. The Company had approximately $0.3 million and $0.3 million for the payment of interest and penalties accrued at February 3, 2018 and January 28, 2017, respectively.

In the next twelve months, it is reasonably possible the Company could resolve the U.S. federal examinations related to the fiscal 2011 through fiscal 2015 tax years.

18.	Fair Value Measurements

Accounts receivable, accounts payable, accrued interest payable and accrued expenses. The carrying amounts reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments.

Investments. (classified within Level 2 of the valuation hierarchy) – The carrying amounts of the available-for-sale investments are measured at fair value on a recurring basis in the consolidated balance sheets.

Real estate mortgages. (classified within Level 2 of the valuation hierarchy) - The carrying amounts of the real estate mortgages were approximately $33.6 million and $34.5 million at February 3, 2018 and January 28, 2017, respectively. The carrying values of the real estate mortgages at February 3, 2018 and January 28, 2017, approximate their fair values since the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 2 of the valuation hierarchy) - The carrying amounts of the 7 7/8% senior subordinated notes payable were approximately $49.8 million and $49.7 million at February 3, 2018 and January 28, 2017, respectively. The fair value of the 7 7/8% senior subordinated notes payable was approximately $50.1 million as of February 3, 2018 and January 28, 2017, respectively, based on quoted market prices.

See footnote 20 to the consolidated financial statements for disclosure of the fair value and line item caption of derivative instruments recorded in the consolidated balance sheets.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

19.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Unrealized Loss on Pension Liability	Foreign Currency Translation Adjustments, Net	Unrealized Loss on Investments	Unrealized Loss on Forward Contract	Total
	(in thousands)
Balance, January 28, 2017	$—	$(9,902)	$(12)	$(181)	$(10,095)
Other comprehensive loss before reclassifications	—	3,414	2	(1,005)	2,411
Amounts reclassified from accumulated other comprehensive loss	—	—	—	537	537

Balance, February 3, 2018	$—	$(6,488)	$(10)	$(649)	$(7,147)

	Unrealized Loss on Pension Liability	Foreign Currency Translation Adjustments, Net	Unrealized Loss on Investments	Unrealized Loss on Forward Contract	Total
	(in thousands)
Balance, January 30, 2016	$(7,368)	$(7,131)	$(9)	$—	$(14,508)
Other comprehensive loss before reclassifications	(313)	(2,771)	(3)	(181)	(3,268)
Amounts reclassified from accumulated other comprehensive loss	7,681	—	—	—	7,681

Balance, January 28, 2017	$—	$(9,902)	$(12)	$(181)	$(10,095)

	Unrealized Loss on Pension Liability	Foreign Currency Translation Adjustments, Net	Unrealized (Loss) Gain on Investments	Total
	(in thousands)
Balance, January 31, 2015	$(8,085)	$(4,774)	$7	$(12,852)
Other comprehensive loss (income) before reclassifications	(4,248)	(2,357)	(16)	(6,621)
Amounts reclassified from accumulated other comprehensive loss	4,965	—	—	4,965

Balance, January 30, 2016	$(7,368)	$(7,131)	$(9)	$(14,508)

A summary of the impact on the consolidated statements of operations line items is as follows:

	Statement of Operations Location	February 3, 2018	January 28, 2017	January 30, 2016
	(in thousands)
Forward contract gain reclassified from accumulated other comprehensive loss to income	Costs of goods sold	$537	$—	$—
Amortization of defined benefit pension items actuarial losses	Selling, general and administrative expenses	—	464	538
Defined benefit pension lump sum settlement	Selling, general and administrative expenses	—	10,977	4,427
Defined benefit pension tax benefit	Income tax benefit	—	(3,760)	—

Total, net of tax		$537	$7,681	$4,965

20.	Derivative Financial Instrument – Cash Flow Hedges

The Company has a risk management policy to manage foreign currency risk relating to inventory purchases by its subsidiaries that are denominated in foreign currencies. As such, the Company may employ hedging and derivative strategies to limit the effects of changes in foreign currency on its operating income and cash flows. The financial impact of these hedging instruments is primarily offset by corresponding changes in the underlying exposures being hedged. The Company achieves this by closely matching the notional amount, terms and conditions of the derivative instrument with the underlying risk being hedged. The Company does not use derivative instruments for trading or speculative purposes.

For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents at inception the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company will formally assess at least quarterly whether the financial instruments used in hedging are “highly effective” at offsetting changes in cash flows of the related underlying exposures. For purposes of assessing hedge effectiveness, the Company uses the forward method, and assesses effectiveness based on the changes in both spot and forward points of the hedging instrument. If and when a derivative is no longer expected to be “highly effective,” hedge accounting is discontinued and hedge ineffectiveness, if any, is included in current period earnings. As of February 3, 2018, there was no hedge ineffectiveness.

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

Derivatives Designated As Hedging Instruments	Balance sheet location	February 3, 2018	January 28, 2017
	(in thousands)
Foreign currency forward exchange contract (inventory purchases)	Accounts Payable	$649	$181

Total		$649	$181

The following table summarizes the effect and classification of the Company’s Hedging Instruments.

Derivatives Designated As Hedging Instruments	Statement of Operations Location	February 3, 2018	January 28, 2017	January 30, 2016
		(in thousands)
Foreign currency forward exchange contract (inventory purchases):
Loss (gain) reclassified from accumulated other comprehensive loss to income	Cost of goods sold	$537	$(135)	$—

At February 3, 2018 and January 28, 2017, the notional amount outstanding of foreign exchange forward contracts was $6.0 million and $15.0 million, respectively. Such contracts expire through July 2018. There were no outstanding Hedging Instruments at January 30, 2016.

At February 3, 2018, accumulated other comprehensive loss included a $0.6 million net deferred loss for Hedging Instruments that are expected to be reclassified during the next 12 months. The net deferred loss will be reclassified from accumulated other comprehensive loss to costs of goods sold when the inventory is sold.

21.	Related Party Transactions

The Company leases approximately 16,000 square feet for administrative offices, and leased approximately 50,000 square feet for warehouse distribution and retail, at facilities owned by its Founder and Director, George Feldenkreis. These facilities were designed specifically for use by the Company and were originally leased by the Company under a 10-year lease for the office space and a 10-year lease for the warehouse and retail space. These facilities are in close proximity to the Company’s Miami, Florida headquarters. During the first half of fiscal 2015, the Company amended the leases to extend the term for five years, beginning July 1, 2014 and expiring June 30, 2019. Pursuant to those amendments, beginning July 1, 2014, the basic monthly rent became $41,750 and increases 3% on the first month of each of the remaining 12-month periods during the extended term.

Rent expense, including insurance and taxes, for these leases amounted to approximately $487,000, or $9.87 per square foot for the year ended January 30, 2016.

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

Because of the termination of the warehouse and retail lease, the basic monthly rent has been reduced to $14,666 and will increase 3% on the first of each of the remaining 12-month periods during the extended term. Rent expense, including insurance and taxes, for the updated lease amounted to approximately $246,000, or $15.40 per square foot, and $243,000, or $15.19 per square foot, for the years ended February 3, 2018 and January 28, 2017, respectively.

During the year ended January 30, 2016 the Company chartered an aircraft from a third party aircraft charter business, who chartered the aircraft from an entity controlled by the Chief Executive Officer and President. The Company paid $42,000 for flights related to the chartered aircraft for the year ended January 30, 2016. There were no payments made in fiscal 2018 and 2017.

The Company is a party to licensing agreements with Isaco International, Inc. (“Isaco”), pursuant to which Isaco has been granted the exclusive license to use various Perry Ellis trademarks in the United States and Puerto Rico to market a line of men’s underwear, hosiery and loungewear. The principal shareholder of Isaco is the father-in-law of the Company’s President and Chief Executive Officer. Royalty income earned from the Isaco license agreements amounted to approximately $2.2 million, $2.2 million and $2.1 million for the years ended February 3, 2018, January 28, 2017, and January 30, 2016, respectively. Advertising reimbursements from the Isaco license agreements amounted to approximately $0.5 million for each of the years ended February 3, 2018, January 28, 2017, and January 30, 2016. In addition, the Company has purchased product from Isaco for sales in its direct-to-consumer business. Total product purchased amounted to approximately $0.5 million, $0.6 million and $0.7 million for the years ended February 3, 2018, January 28, 2017, and January 30, 2016, respectively.

The Company is a party to an agreement with Sprezzatura Insurance Group LLC. Joseph Hanono, the nephew of the Company’s Chief Executive Officer, is a member of Sprezzatura Insurance Group. The Company paid under this agreement, to this third party, $0.8 million, $0.8 million and $0.9 million in premiums for property and casualty insurance for the years ended February 3, 2018, January 28, 2017, and January 30, 2016, respectively.

22.	Equity

The Board of Directors has authorized the Company to purchase, from time to time and as market and business conditions warrant, up to $70 million of the Company’s common stock for cash in the open market or in privately negotiated transactions through October 31, 2018. Although The Board of Directors allocated a maximum of $70 million to carry out the program, the Company is not obligated to purchase any specific number of outstanding shares and reevaluates the program on an ongoing basis. Total purchases under the plan to date amount to approximately $61.7 million. Purchases of treasury shares are subject to certain covenants under the senior credit facility and the indenture governing the senior subordinated notes. See footnotes 10 and 11 to the consolidated financial statements for further information.

During fiscal 2018, 2017 and 2016, the Company repurchased shares of its common stock at a cost of $0.9 million, $2.2 million and $7.0 million, respectively. There were no treasury shares outstanding as of February 3, 2018 and January 28, 2017.

During fiscal 2018, the Company retired shares of treasury stock recorded at a cost of approximately $0.9 million. Accordingly, the Company reduced additional paid-in-capital by $0.9 million.

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

The following table lists information regarding shares under the 2015 Plan as of February 3, 2018:

	Shares Underlying Outstanding Grants	Unvested Restricted Shares	Shares Available for Grant
2015 Stock Option Plan	212,208	568,860	1,664,466

During fiscal 2016, the Company granted an aggregate of 8,130 SARs, to be settled in shares of common stock to two new directors. The SARs have an exercise price of $23.38, generally vest over a three-year period and have a seven-year term, at an estimated value, based on the Black-Scholes Option Pricing Model, of approximately $0.1 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of each SAR award.

A summary of the stock option and SARS activity for grants issued under the 2002 Plan and 2015 Plan is as follows:

		Option and SARS Price Per Share
	Number of Shares	Low	High	Weighted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding January 31, 2015	1,030,630				$17.27	3.49	$7,905
Vested or expected to vest	1,030,630				$17.27	3.49	$7,905
Options and SARS Exercisable	912,273				$17.13	2.98	$7,238
Granted	8,130	$23.38	$23.38	$23.38
Exercised	(487,834)	$4.63	$22.46	$10.60
Cancelled	(8,907)	$18.19	$30.00	$23.74

Outstanding January 30, 2016	542,019				$23.25	2.06	$752
Vested or expected to vest	542,019				$23.25	2.06	$752
Options and SARS Exercisable	516,651				$23.41	1.84	$729
Granted	—	$—	$—	$—
Exercised	(121,165)	$4.63	$24.93	$21.04
Cancelled	(47,016)	$20.12	$28.38	$25.38

Outstanding January 28, 2017	373,838				$23.70	1.29	$915
Vested or expected to vest	373,838				$23.70	1.29	$915
Options and SARS Exercisable	360,466				$23.82	1.13	$874
Granted	—	$—	$—	$—
Exercised	(35,047)	$4.53	$18.57	$15.67
Cancelled	(126,583)	$24.93	$31.00	$25.74

Outstanding February 3, 2018	212,208				$23.81	0.86	$649
Vested or expected to vest	212,208				$23.81	0.86	$649
Options and SARS Exercisable	209,498				$23.82	0.82	$648

The aggregate intrinsic value for stock options and SARS in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of $23.63, $23.50 and $19.01 at February 3, 2018, January 28, 2017 and January 30, 2016, respectively. This amount represents the total pre-tax intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date. The total intrinsic value of stock options and SARS exercised in fiscal 2018, 2017 and 2016 was approximately $0.2 million, $0.7 million and $7.4 million, respectively. The total fair value of stock options and SARS vested in fiscal 2018 and fiscal 2017 was approximately $0.1 million. The total fair value of stock options and SARS vested in fiscal 2016 was $1.0 million.

Additional information regarding options and SARS outstanding and exercisable as of February 3, 2018 is as follows:

Options and SARS Outstanding				Options and SARS Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.00 - $5.00	25,689	1.14	$4.69	25,689	$4.69
$15.00 - $21.00	30,802	2.50	$18.43	30,802	$18.43
$23.00 - $26.00	11,946	4.26	$23.66	9,236	$23.74
$27.00 - $31.00	143,771	0.18	$28.39	143,771	$28.39

	212,208			209,498

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

During fiscal 2018, the Company granted an aggregate of 111,025 shares of restricted stock to certain key employees, which vest primarily over a three-year period, at an estimated value of $2.4 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

Also, during fiscal 2018, the Company awarded to five directors an aggregate of 28,995 shares of restricted stock. The restricted stock awarded vests over a one-year period, at an estimated value of $0.6 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During fiscal 2018, the Company granted performance-based restricted stock to certain key employees. Such stock vests 100% in April 2020, provided that each employee is still an employee of the Company on such date, and that the Company has met certain performance criteria. A total of 154,401 shares of performance-based restricted stock were issued at an estimated value of $3.3 million.

During fiscal 2018, the Company granted an aggregate of 10,953 shares of restricted stock units to a key employee that vest primarily over a three-year period, at an estimated value of $0.2 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During fiscal 2018, of the 222,785 restricted shares that vested, a total of 135,371 shares had 46,191 shares were withheld to cover the employees’ minimum statutory income tax requirements. The estimated value of the withheld shares was $1.0 million.

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

The following table summarizes the restricted stock-based award activity:

	Restricted Shares	Weighted Average Grant Price	Weighted Average Remaining Vesting Period
Unvested as of January 31, 2015	717,311	$17.18	1.84

Granted	232,406
Vested	(242,968)
Forfeited	(94,731)

Unvested as of January 30, 2016	612,018	$19.79	1.55

Granted	331,494
Vested	(337,685)
Forfeited	(72,481)

Unvested as of January 28, 2017	533,346	$20.14	1.67

Granted	305,374
Vested	(222,785)
Forfeited	(47,075)

Unvested as of February 3, 2018	568,860	$20.61	1.54

As of February 3, 2018, the total unrecognized compensation cost related to unvested stock options and SARS outstanding under the Stock Plans is approximately $0.02 million. That cost is expected to be recognized over a weighted-average period of 2 years. As of February 3, 2018, the total unrecognized compensation cost related to unvested restricted stock was approximately $6.8 million, which is expected to be recognized over a weighted-average period of 3 years.

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

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	February 3, 2018	January 28, 2017	January 30, 2016
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$648,765	$625,115	$640,600
Women’s Sportswear	102,382	107,784	127,692
Direct-to-Consumer	89,133	92,187	96,514
Licensing	34,573	36,000	34,709

Total revenues	$874,853	$861,086	$899,515

Depreciation and amortization
Men’s Sportswear and Swim	$7,408	$7,633	$7,375
Women’s Sportswear	3,580	3,066	2,250
Direct-to-Consumer	3,047	3,608	3,884
Licensing	237	235	184

Total depreciation and amortization	$14,272	$14,542	$13,693

Operating income:
Men’s Sportswear and Swim (1)	$35,228	$14,708	$20,068
Women’s Sportswear (2)	(9,973)	(6,904)	(9,248)
Direct-to-Consumer	(10,630)	(13,913)	(11,805)
Licensing (3)	26,240	28,605	7,649

Total operating income	40,865	22,496	6,664
Costs on early extinguishment of debt	—	195	5,121
Total interest expense	7,148	7,395	9,267

Total net income (loss) before income taxes	$33,717	$14,906	$(7,724)

Identifiable assets
Men’s Sportswear and Swim	$317,165	$276,232
Women’s Sportswear	33,825	39,934
Direct-to-Consumer	15,917	16,358
Licensing	241,668	232,118
Corporate	25,587	28,063

Total identifiable assets	$634,162	$592,705

(1)	Operating income for the Men’s Sportswear and Swim segment for the years ended January 28, 2017 and January 30, 2016 includes a settlement charge related to the pension plan in the amount of $9.9 million and $4.4 million, respectively. See footnote 15 to the consolidated financial statements for further information. Operating income for the Men’s Sportswear and Swim segment for the year ended January 30, 2016 includes a gain on the sale of long lived assets in the amount of $4.5 million. See footnote 7 to the consolidated financial statements for further information.
(2)	Operating loss for the women’s sportswear segment for the year ended January 30, 2016 includes an impairment on long lived assets in the amount of $6.0 million. See footnote 8 to the consolidated financial statements for further information.
(3)	Operating income for the licensing segment for the year ended January 30, 2016 includes an impairment on long lived assets in the amount of $18.2 million and a loss on sale of long-lived assets in the amount of $0.7 million. See footnote 8 to the consolidated financial statements for further information.

Revenues from external customers and long-lived assets excluding deferred taxes related to continuing operations in the United States and foreign countries are as follows:

	February 3, 2018	January 28, 2017	January 30, 2016
	(in thousands)
Revenues
United States	$753,900	$752,378	$785,493
International	120,953	108,708	114,022

Total revenues	$874,853	$861,086	$899,515

Long-lived assets at years ended:

	February 3, 2018	January 28, 2017
	(in thousands)
United States	$207,497	$214,370
International	34,883	34,516

Total long-lived assets	$242,380	$248,886

25.	Commitments and Contingencies

The Company has licensing agreements, as licensee, for the use of certain branded and designer labels. The license agreements expire on varying dates through December 2024. Total royalty payments under these license agreements amounted to approximately $16.5 million, $14.4 million and $13.2 million for the years ended February 3, 2018, January 28, 2017, and January 30, 2016, respectively, and were classified as cost of sales. Under certain licensing agreements, the Company is required to pay certain guaranteed minimum payments. Future minimum payments under these contracts amount to $47.2 million.

The Company leases approximately 16,000 square feet for administrative offices, from its Founder. During fiscal 2015, the Company amended the lease to extend the term for 60 months, beginning July 1, 2014 and expiring June 30, 2019. Beginning July 1, 2014, the basic monthly rent was $14,666, which increases 3% on the first of each of the remaining 12-month periods during the extended term.

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

Year Ending	Amount
(in thousands)
2019	$19,427
2020	18,349
2021	17,645
2022	15,647
2023	14,897
Thereafter	46,751

Total	$132,716

Rent expense for these operating leases, including the related party rent payments discussed in footnote 21 to the consolidated financial statements amounted to $25.8 million, $26.4 million, and $27.2 million for the years ended February 3, 2018, January 28, 2017, and January 30, 2016 respectively.

Capital lease obligations primarily relate to equipment as indicated in footnote 7 to the consolidated financial statements. The current portion of the capital lease obligation in the amount of $0.1 million is included in accrued expenses and other liabilities. Minimum aggregate annual commitments for the Company’s capital lease obligations are as follows:

Year Ending	Amount
(in thousands)
2019	$75

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

26.	Summarized Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Dollars in thousands, except per share data)
FISCAL YEAR ENDED FEBRUARY 3, 2018

Net Sales	$233,823	$198,394	$190,389	$217,674	$840,280
Royalty Income	8,267	8,215	8,449	9,642	34,573

Total Revenues	242,090	206,609	198,838	227,316	874,853
Gross Profit	91,088	76,480	74,078	88,528	330,174
Net income	12,771	979	3,215	39,685	56,650
Net income per share:
Basic	$0.85	$0.06	$0.21	$2.62	$3.76
Diluted	$0.83	$0.06	$0.21	$2.56	$3.68

FISCAL YEAR ENDED JANUARY 28, 2017

Net Sales	$250,875	$193,341	$185,298	$195,572	$825,086
Royalty Income	10,419	8,312	8,661	8,608	36,000

Total Revenues	261,294	201,653	193,959	204,180	861,086
Gross Profit	95,084	73,831	71,103	78,490	318,508
Net income (loss)	14,250	(3,565)	(5,165)	8,997	14,517
Net income (loss) per share:
Basic	$0.96	($0.24)	($0.34)	$0.60	$0.97
Diluted	$0.95	($0.24)	($0.34)	$0.59	$0.95
FISCAL YEAR ENDED JANUARY 30, 2016

Net Sales	$258,257	$204,638	$196,447	$205,464	$864,806
Royalty Income	8,157	8,661	8,992	8,899	34,709

Total Revenues	266,414	213,299	205,439	214,363	899,515
Gross Profit	90,100	75,942	73,295	79,730	319,067
Net income (loss)	9,411	(1,281)	2,273	(17,695)	(7,292)
Net income (loss) per share:
Basic	$0.64	($0.09)	$0.15	($1.18)	($0.49)
Diluted	$0.62	($0.09)	$0.15	($1.18)	($0.49)

See footnotes 2 and 8 to the consolidated financial statements for further information regarding the impairments on long-lived assets and/or trademarks that occurred during the fourth quarter ended January 28, 2017 and January 30, 2016.

27.	Condensed Consolidating Financial Statements

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a combined, or where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of February 3, 2018 and January 28, 2017 and for each of the years ended February 3, 2018, January 28, 2017 and January 30, 2016. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

The Company adopted the provisions of ASU 2016-09 in the first quarter of fiscal 2018 and the change was retrospectively applied to the condensed consolidating financial statements for all periods presented. The effect on the condensed consolidating statement of cash flows, as a result of the adoption, is an increase of approximately $1.1 million and $1.2 million in cash provided by operating activities to the Guarantors for fiscal 2017 and fiscal 2016, respectively, with a corresponding increase in cash used in financing activities to the Guarantors for the respective periods from the previously reported amounts.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF FEBRUARY 3, 2018

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$830	$34,392	$—	$35,222
Investment, at fair value	—	—	14,086	—	14,086
Accounts receivable, net	—	125,534	31,329	—	156,863
Intercompany receivable, net	97,692	—	—	(97,692)	—
Inventories	—	145,797	29,662	—	175,459
Prepaid expenses and other current assets	—	7,116	1,035	—	8,151

Total current assets	97,692	279,277	110,504	(97,692)	389,781

Property and equipment, net	—	53,614	2,550	—	56,164
Other intangible assets, net	—	153,884	32,332	—	186,216
Deferred income taxes	—	—	411	—	411
Investment in subsidiaries	335,883	—	—	(335,883)	—
Other assets	—	1,391	199	—	1,590

TOTAL	$433,575	$488,166	$145,996	$(433,575)	$634,162

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$—	$85,659	$13,189	$—	$98,848
Accrued expenses and other liabilities	—	27,621	8,147	—	35,768
Accrued interest payable	1,334				1,334
Income taxes payable	716	624	126	—	1,466
Unearned revenues	—	2,372	535	—	2,907
Intercompany payable, net	—	83,376	18,886	(102,262)	—

Total current liabilities	2,050	199,652	40,883	(102,262)	140,323

Senior subordinated notes payable, net	49,818	—	—	—	49,818
Senior credit facility	—	11,154	—	—	11,154
Real estate mortgages	—	32,721	—	—	32,721
Income taxes payable	4,157	—	—	—	4,157
Unearned revenues and other long-term liabilities	—	13,277	247	—	13,524
Deferred income taxes	—	4,915	—	—	4,915

Total long-term liabilities	53,975	62,067	247	—	116,289

Total liabilities	56,025	261,719	41,130	(102,262)	256,612

Total equity	377,550	226,447	104,866	(331,313)	377,550

TOTAL	$433,575	$488,166	$145,996	$(433,575)	$634,162

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF JANUARY 28, 2017

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$2,578	$28,117	$—	$30,695
Investment, at fair value	—	—	10,921	—	10,921
Accounts receivable, net	—	116,874	23,366	—	140,240
Intercompany receivable, net	85,028	—	—	(85,028)	—
Inventories	—	126,557	24,694	—	151,251
Prepaid income taxes	549	—	25	1,073	1,647
Prepaid expenses and other current assets	—	5,584	878	—	6,462

Total current assets	85,577	251,593	88,001	(83,955)	341,216

Property and equipment, net	—	59,651	2,184	—	61,835
Other intangible assets, net	—	154,719	32,332	—	187,051
Deferred income taxes	—	—	334	—	334
Investment in subsidiaries	279,233	—	—	(279,233)	—
Other assets	—	1,797	472	—	2,269

TOTAL	$364,810	$467,760	$123,323	$(363,188)	$592,705

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$—	$79,600	$13,243	$—	$92,843
Accrued expenses and other liabilities	—	15,543	5,318	—	20,861
Accrued interest payable	1,450	—	—	—	1,450
Income taxes payable	—	623	—	(623)	—
Unearned revenues	—	2,353	357	—	2,710
Deferred pension obligation	—	—	—	—	—
Intercompany payable, net	—	77,398	15,614	(93,012)	—

Total current liabilities	1,450	175,517	34,532	(93,635)	117,864

Senior subordinated notes payable, net	49,673	—	—	—	49,673
Senior credit facility	—	22,504	—	—	22,504
Real estate mortgages	—	33,591	—	—	33,591
Unearned revenues and other long-term liabilities	—	17,945	326	—	18,271
Deferred income taxes	—	35,419	—	1,696	37,115

Total long-term liabilities	49,673	109,459	326	1,696	161,154

Total liabilities	51,123	284,976	34,858	(91,939)	279,018

Total equity	313,687	182,784	88,465	(271,249)	313,687

TOTAL	$364,810	$467,760	$123,323	$(363,188)	$592,705

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED FEBRUARY 3, 2018

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$732,418	$107,862	$—	$840,280
Royalty income	—	21,482	13,091	—	34,573

Total revenues	—	753,900	120,953	—	874,853
Cost of sales	—	476,980	67,699	—	544,679

Gross profit	—	276,920	53,254	—	330,174
Operating expenses:
Selling, general and administrative expenses	—	236,701	37,964	—	274,665
Depreciation and amortization	—	13,152	1,120	—	14,272
Impairment on long-lived assets	—	372	—	—	372

Total operating expenses	—	250,225	39,084	—	289,309

Operating income	—	26,695	14,170	—	40,865
Costs on early extinguishment of debt	—	—	—	—	—
Interest expense (income)	—	7,389	(241)	—	7,148

Net income before income taxes	—	19,306	14,411	—	33,717
Income tax (benefit) provision	—	(24,357)	1,424	—	(22,933)

Equity in earnings of subsidiaries, net	56,650	—	—	(56,650)	—

Net income	56,650	43,663	12,987	(56,650)	56,650

Other comprehensive income	2,948	—	2,948	(2,948)	2,948

Comprehensive income	$59,598	$43,663	$15,935	$(59,598)	$59,598

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 3, 2018

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$5,451	$16,763	$7,958	$—	$30,172

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(6,674)	(1,262)	—	(7,936)
Purchase of investments	—	—	(39,157)	—	(39,157)
Proceeds from investment maturities	—	—	35,931	—	35,931
Proceeds from note receivable	—	—	250	—	250
Intercompany transactions	(4,207)	—	—	4,207	—

Net cash used in investing activities	(4,207)	(6,674)	(4,238)	4,207	(10,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	267,292			267,292
Payments on senior credit facility	—	(278,642)	—	—	(278,642)
Payments on real estate mortgages	—	(865)	—	—	(865)
Purchase of treasury shares	(937)	—	—	—	(937)
Payments for employee taxes on shares withheld	—	(988)	—	—	(988)
Payments on capital leases	—	(286)	—	—	(286)
Proceeds from exercise of stock options	24	—	—	—	24
Intercompany transactions	—	1,652	2,886	(4,538)	—

Net cash (used) provided by financing activities	(913)	(11,837)	2,886	(4,538)	(14,402)
Effect of exchange rate changes on cash and cash equivalents	(331)	—	(331)	331	(331)

NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	—	(1,748)	6,275	—	4,527
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	2,578	28,117	—	30,695

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$830	$34,392	$—	$35,222

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 28, 2017

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$3,207	$34,838	$8,059	$(2,705)	$43,399

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(12,105)	(1,168)	—	(13,273)
Purchase of investments	—	—	(13,896)	—	(13,896)
Proceeds from investment maturities	—	—	12,746	—	12,746
Proceeds from note receivable	—	—	250	—	250
Intercompany transactions	(1,300)	—	—	1,300	—

Net cash used in investing activities	(1,300)	(12,105)	(2,068)	1,300	(14,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior subordinated notes	—	—	—	—	—
Borrowings from senior credit facility	—	311,241	—	—	311,241
Payments on senior credit facility	—	(350,495)	—	—	(350,495)
Payments on real estate mortgages	—	(11,768)	—	—	(11,768)
Proceeds from refinancing real estate mortgages	—	24,139	—	—	24,139
Payments for employee taxes on shares withheld	—	(1,105)	—	—	(1,105)
Payments on capital leases	—	(264)	—	—	(264)
Dividends paid to stockholder	—	—	(2,706)	2,706	—
Deferred financing fees	—	(274)	—	—	(274)
Purchase of treasury stock	(2,151)	—	—	—	(2,151)
Proceeds from exercise of stock options	73	—	—	—	73
Intercompany transactions	—	7,596	(6,466)	(1,130)	—

Net cash used in financing activities	(2,078)	(20,930)	(9,172)	1,576	(30,604)
Effect of exchange rate changes on cash and cash equivalents	171	—	171	(171)	171

NET (DECREASE) INCREASE CASH AND CASH EQUIVALENTS	—	1,803	(3,010)	—	(1,207)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	775	31,127	—	31,902

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2,578	$28,117	$—	$30,695

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 30, 2016

(amounts in thousands)

	Parent Only	Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$3,112	$23,813	$4,482	$—	$31,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(14,424)	(1,726)	—	(16,150)
Purchase of investments	—	—	(12,086)	—	(12,086)
Proceeds from investment maturities	—	—	22,197	—	22,197
Proceeds on sale of intangible assets	—	2,500	—	—	2,500
Proceeds on sale of building	—	—	8,163	—	8,163
Payment of expenses related to sale of building	—	—	(1,887)	—	(1,887)
Proceeds from note receivable	—	—	250	—	250
Intercompany transactions	101,786	—	—	(101,786)	—

Net cash provided by (used in) investing activities	101,786	(11,924)	14,911	(101,786)	2,987

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior subordinated notes	(100,000)	—	—	—	(100,000)
Borrowings from senior credit facility	—	408,209	—	—	408,209
Payments on senior credit facility	—	(346,451)	—	—	(346,451)
Payments on real estate mortgages	—	(821)	—	—	(821)
Payments for employee taxes on shares withheld	—	(1,242)	—	—	(1,242)
Payments on capital leases	—	(262)	—	—	(262)
Deferred financing fees	—	(574)	—	—	(574)
Proceeds from exercise of stock options	1,408	—	—	—	1,408
Purchase of treasury stock	(6,950)	—	—	—	(6,950)
Intercompany transactions	—	(100,028)	(2,402)	102,430	—

Net cash used in financing activities	(105,542)	(41,169)	(2,402)	102,430	(46,683)
Effect of exchange rate changes on cash and cash equivalents	644	—	644	(644)	644

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(29,280)	17,635	—	(11,645)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	30,055	13,492	—	43,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$775	$31,127	$—	$31,902

28.	Subsequent Events

On February 6, 2018, the Company received a non-binding proposal from George Feldenkreis, a current member and former Executive Chairman of the Board, and Fortress Credit Advisors LLC to acquire all of the Company’s outstanding common shares not already beneficially owned by Mr. Feldenkreis. On February 13, 2018, the Board of Directors authorized a special committee of the independent directors to evaluate this proposal. The special committee has retained Paul, Weiss, Rifkind, Wharton & Garrison LLP and Akerman LLP as its legal counsel and PJ SOLOMON as its financial advisor to assist in its review. The special committee is evaluating the proposal and no decision has been made with respect to the response. At present, the Company cannot assure you that the proposal will result in a definitive offer to purchase the Company’s outstanding capital stock or that any definitive agreement will be executed or that the proposal or any other transaction will be approved or consummated.

Schedule II

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED

(amounts in thousands)

	Balance at beginning of period	Charged to expense	Adjustments to valuation accounts	Deductions	Balance at end of period
Year Ended February 3, 2018:
Allowance for doubtful accounts	$1,158	3,698	—	(3,272)	$1,584
Allowance for deferred tax asset	$48,052	(42,440)	459	—	$6,071
Allowance for operational chargebacks, returns, and customer markdowns	$17,343	60,901	—	(64,810)	$13,434

Year Ended January 28, 2017:
Allowance for doubtful accounts	$1,193	804	—	(839)	$1,158
Allowance for deferred tax asset	$54,791	(1,070)	(5,669)	—	$48,052
Allowance for operational chargebacks, returns, and customer markdowns	$19,110	68,634	—	(70,401)	$17,343

Year Ended January 30, 2016:
Allowance for doubtful accounts	$1,181	528	—	(516)	$1,193
Allowance for deferred tax asset	$50,013	3,223	1,555	—	$54,791
Allowance for operational chargebacks, returns, and customer markdowns	$19,598	69,610	—	(70,098)	$19,110