Form 10-K/A
period 2018-02-03
PERRY ELLIS INTERNATIONAL, INC
filed 2018-06-01
CIK 900349

UNITED STATES

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $248,384,000 (as of July 29, 2017).

The number of shares outstanding of the registrant’s Common Stock was 15,863,000 (as of April 9, 2018).

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Perry Ellis International, Inc. (“Perry Ellis” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its original Annual Report on Form 10-K for the fiscal year ended February 3, 2018, filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2018 (the “Original Form 10-K”), for the sole purpose of including the information required by Part III of Form 10-K, which was previously omitted in reliance on General Instruction G(3) to Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K are replaced in their entirety with the information provided herein. The Company is filing this Form 10-K/A because it will not file its definitive proxy statement within 120 days after the end of its fiscal year ended February 3, 2018.

This Form 10-K/A also amends Item 15 of Part IV of the Original Form 10-K solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. Because no financial statements are contained within this Form 10-K/A, this Form 10-K/A does not include certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits.

Except as expressly stated, this Form 10-K/A does not amend, update or change any other items or disclosure in the Original Form 10-K or reflect events that occurred after the date of the Original Form 10-K. Therefore, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is certain information concerning our directors and our executive officers who are not directors:

Name	Age	Position with the Company	Term Expires
Directors
Oscar Feldenkreis	58	Chief Executive Officer, President and Director	2018
Bruce J. Klatsky(1)(2)(3)	69	Director	2018
Michael W. Rayden(1)(2)(3)	69	Director	2018
J. David Scheiner(1)(2)(3)	68	Director and Non-Executive Chairman	2018
George Feldenkreis	82	Director	2019
Joe Arriola(1)	70	Director	2019
Jane E. DeFlorio(1)(2)	47	Director	2019

Name	Age	Position with the Company	Term Expires
Other Executive Officers
David Enright	51	Chief Operating Officer	N/A
Luis Paez	57	Chief Information Officer	N/A
Jorge Narino	50	Interim Chief Financial Officer	N/A
Stanley P. Silverstein	66	President, International Development and Global Licensing	N/A
John F. Voith, Jr.	63	President, Golf Division	N/A
Tricia McDermott Thompkins	46	EVP, General Counsel and Secretary	N/A

(1)	Member of Corporate Governance and Nominating Committee.
(2)	Member of Audit Committee.
(3)	Member of Compensation Committee.

Oscar Feldenkreis has served as our Chief Executive Officer and President since April 2016. Mr. Feldenkreis was elected our Vice President and a director in 1979 and joined us on a full-time basis in 1980. Mr. Feldenkreis has been involved in all aspects of our operations since that time and was elected President/COO in February 1993, and Vice Chairman of the Board in March 2005. He is on the board of the American Apparel & Footwear Association, President of the Friends of the Israel Defense Forces (FIDF), Greater Miami Chapter, member of the Leadership Council of the Greater Miami Jewish Federation, an advisory board member of the Miami Fashion Institute for Miami-Dade College, an advisory board member of My Mela and an advisory board member for the University of Pennsylvania’s Wharton School of Business Retail. Mr. Feldenkreis’ extensive experience in the apparel industry and all aspects of the markets served by us, as well as his experience in all aspects of the Company’s operations, make him uniquely qualified to serve as a member of the Board.

Bruce J. Klatsky was elected to our Board of Directors in 2015 and is Chairman of our Audit Committee. Mr. Klatsky retired as Chief Executive Officer of PVH Corporation (“PVH”) in June 2005, and later as Chairman on December 31, 2007, having served the company for 36 years, 13 as CEO, and a further six as President. During his tenure as CEO of PVH, Mr. Klatsky oversaw the operations and strategic development of the company and led the transformation of a 120-year-old domestic shirt manufacturer into one of the largest apparel and footwear companies in the world, growing its market capitalization from approximately $300 million to over $3.5 billion. During his tenure at PVH, he was instrumental in growing the business organically and through strategic acquisitions since he joined PVH in 1971 as a merchandising trainee. In 2002, Mr. Klatsky pursued and executed PVH’s acquisition of Calvin Klein. In addition, he led numerous other successful acquisitions at PVH, including acquiring such brands as IZOD, Gant, Bass, Arrow, and the worldwide rights to Van Heusen. Following his retirement as CEO of PVH, Mr. Klatsky co-founded a private equity company, LNK Partners, to identify and support strong management teams in building outstanding consumer and retail businesses. Mr. Klatsky serves on the Board of Directors of Gazal Corporation Ltd., a leading Australian branded clothing company, and is currently that board’s lead independent director. Mr. Klatsky currently joined and serves on the Board and Executive Committee of IAVA, Iran and Afghan Veterans of America, one of the largest Veterans Associations in the United States. Previously, Mr. Klatsky served on President Clinton’s White House Apparel Task Force and as an Advisor on U.S. trade policy to the Bush and Regan administrations. Mr. Klatsky is uniquely qualified to serve on our Board due to his extensive experience as the chief executive of a large publicly traded apparel company, his service on the Board of Directors of other publicly traded apparel and retail companies, and his expertise regarding domestic and international aspects of the apparel industry, wholesaling and retailing.

Michael W. Rayden was elected to our Board of Directors in 2015 and chairs our Corporate Governance and Nominating Committee. In January 2015, Mr. Rayden retired as President and Chief Executive Officer of Tween Brands, Inc., currently a subsidiary of Ascena Retail Group, Inc. Mr. Rayden led Tween Brands as CEO since 1996, when it was known as Too, Inc. In 1999, he took the company public, adopting the Tween Brands name in 2006. In 2008, Mr. Rayden consolidated the entire business under the Justice brand, and in 2009, the company was acquired by Dress Barn, now Ascena Retail Group. From 1999 to 2009, Mr. Rayden also served as the Chairman of the Board of Directors of Tween Brands. Prior to joining Tween Brands, Mr. Rayden served as President, CEO and Chairman of Pacific Sunwear of California, Inc. from 1990-1996. Mr. Rayden has held chief executive positions at The Stride Rite Corporation and Eddie Bauer Inc. Mr. Rayden has served as a director at David’s Bridal, Inc., Dress Barn, Inc., Pacific Sunwear of California, Inc., Strottman International, Inc., The Stride Rite Corporation and Tween Brands, Inc. Mr. Rayden is highly qualified to serve on our Board due to his extensive experience with retail and apparel companies and his service on the Board of Directors of publicly traded apparel and marketing companies.

J. David Scheiner was elected to our Board of Directors in 2014 and was appointed as our Non-Executive Chairman of the Board on September 20, 2017. He also chairs our Compensation Committee. Mr. Scheiner is a consultant with J. David Scheiner, LLC, a company he founded in 2009, which provides consulting services internationally to companies in the retail and wholesale fields, investment banks and private equity funds, as well as helps businesses connect to large retailers. Since April 2016, he has served as a consultant to and sits on the advisory board of SIB, a fixed cost reduction company. From 2007 until his retirement in 2009, he served as the President and Chief Operating Officer of Macy’s Florida/Puerto Rico, a division of Macy’s Inc., a department store. From 1991 to 2007, Mr. Scheiner served as Vice Chairman, Director of Stores for Macy’s Florida/Burdines. He was President of Federated Department Stores and Allied Stores Corp., which operated Maas Brothers/Jordan Marsh department stores, from 1988 to 1991. From 1972 through 1988, he served in various management capacities at Burdines, Inc., a department store. Mr. Scheiner was a director of Cache, Inc., a women’s specialty retailer, from August 2013 until May 2015. He was also Chairman of the Board of Metro Bank of Dade County and its holding company, Metrobank Financial Services, Inc., between 2007 and 2010. He is a member of the board of The Strategic Forum and the Florida chapter of the National Association of Corporate Directors. Additionally, he is a lifetime trustee of the Miami Children’s Hospital Foundation and was a member of the Board of Directors of United Way of Miami-Dade County. Mr. Scheiner’s over 40 years of department and specialty store retail experience includes merchandising, marketing, customer service, sales, logistics, operations, distribution, store planning, construction and real estate, which provides him with a background that is relevant to the Board and allows him to advise us on a range of operational and industry matters.

George Feldenkreis founded the Company in 1967, has been involved in all aspects of our operations since that time and served as our President and a director until February 1993, at which time he was elected Chairman of the Board and Chief Executive Officer. From April 2016 until September 2017, Mr. Feldenkreis served as Executive Chairman of the Board. Mr. Feldenkreis also served as our Chief Executive Officer from February 1993 until April 2016. He is a trustee of the University of Miami, a member of the Board of Directors of the Greater Miami Jewish Federation, a trustee of the Simon Wiesenthal Board, and a member of the Board of Directors of the American Apparel and Footwear Association. He served as a director of Federal-Mogul Corporation until the company went private in 2016. Mr. Feldenkreis’ development and expansion of the Company from a small privately-held company to a successful multi-brand public company, as well as his prior role as our Chief Executive Officer, provide valuable experience and insight to the Board and to us.

Joe Arriola was appointed to our Board of Directors in December 2015. Mr. Arriola previously served as a director from 2006 until July 2015 and was not nominated for re-election at the Company’s 2015 Annual Meeting of Shareholders because of his desire to focus more of his time and attention on his responsibilities as Chairman of the Public Health Trust, the independent governing body for Jackson Memorial Hospital, Miami, Florida, and a proposed $1 billion expansion of the hospital. After the Public Health Trust achieved significant progress in connection with the hospital’s expansion plans, Mr. Arriola rejoined the Board after advising the Board that he believed he could once again dedicate the requisite time and attention to serving on the Board of Directors. Mr. Arriola has significant management experience in both private and public enterprises. In 1972, Mr. Arriola founded Avanti-Case Hoyt, a commercial printing company, and served as its President until 2001. From January 2002 to August 2002, he was Chief Business Officer of the Miami-Dade School Board. From 2003 to 2006, he was City Manager of the City of Miami. Between August 2006 and December 2006, he was the Managing Partner of MBF Healthcare Partners, a private equity firm. Mr. Arriola served as the President and Chief Executive Officer of Pullmantur Cruises, the largest cruise line in Spain, from September 2007 to September 2008, from which he retired. Since 2010, he has been Chairman of the Public Health Trust for Jackson Memorial Hospital. As a member of the Board, Mr. Arriola brings not only extensive experience as an executive, entrepreneur, governmental leader and public company board member, but also his extensive historical knowledge of the Company and its operations, knowledge that the Board of Directors believes will be very beneficial to it and to us.

Jane E. DeFlorio has been a member of our Board of Directors since December 2014 and was appointed our lead independent director on May 20, 2015 and served in that capacity until September 2017. From 2007 to 2013, Ms. DeFlorio served as a

Managing Director at Deutsche Bank, AG, global banking and financial services company, in the U.S. Retail and Consumer Group. While at Deutsche Bank, Ms. DeFlorio covered a range of mid-to-large cap retail clients, including The TJX Companies, Home Depot and Nike. Prior to her role at Deutsche Bank, from 2002 to 2007, Ms. DeFlorio held the title of Executive Director in the Investment Banking Consumer and Retail Group at UBS Investment Bank, a business unit of UBS Group AG, and advised on high-profile consumer transactions for clients such as Kraft Foods and Maidenform Brands. Ms. DeFlorio serves on the Board of Directors of DDR Corp. (NYSE:DDR), a real estate investment trust that owns and manages a high-quality portfolio of value-oriented shopping centers located in top markets across the United States. Ms. DeFlorio currently serves as the Vice Chair of the Board of Trustees and Chair of the Audit and Risk Committee at The New School University, a leading progressive university in New York City with more than 10,000 graduate and undergraduate students. She also serves on the Board of Governors for The Parsons School of Design. As a seasoned investment banker with over 16 years’ experience advising mid-to-large-cap retail and e-commerce clients primarily focused on the apparel and retail sectors, Ms. DeFlorio is uniquely qualified to advise the Board and us in connection with capital structure, capital allocation, strategic direction, risk management, financial matters, shareholder value creation and strategic opportunities.

David Enright was appointed Chief Operating Officer in June 2016. He served in various roles at Coach, Inc. (“Coach”), a premium bags and accessories company, from 2007 through July 2015, and from August 2015 until May 2016 was a consultant. Mr. Enright was Coach’s Senior Vice President of Global Distribution, Planning & Logistics from 2009 through July 2015 and prior to that, he was Vice President, Planning and Logistics. Before joining Coach, Mr. Enright held several operational roles with Lenox Group and Brown Foreman Corporation, Lenox Division, a tabletop, giftware and collectibles company, from 1995 to 2007, and with Unilever US, Lever Brothers Division, a consumer products company, from 1993 to 1995.

Luis Paez was appointed Chief Information Officer in 2000. From December 1994 to 2000, he served as our MIS Director. From 1989 to 1994, he held various positions including that of Systems Director for Suave Shoe Corporation, a public company engaged in shoe manufacturing.

Jorge Narino was appointed Interim Chief Financial Officer on November 9, 2017. Mr. Narino is a certified public accountant and was elevated to the CFO role on an interim basis after serving the Company for 13 years in positions of increasing responsibility, including as Vice President, Assistant Controller between May 2007 and July 2016 and as Senior Vice President of SEC Financial Reporting since July 2016. Prior to joining the Company, Mr. Narino spent 12 years in public accounting at KPMG, LLP and BDO USA, LLP.

Stanley P. Silverstein was appointed President, International Development and Global Licensing in September 2013. From 2006 to 2013, Mr. Silverstein served as Executive Vice President-International Strategy and Business Development of The Warnaco Group, Inc., which merged into PVH Corp., both apparel companies. From 1984 to 2006, Mr. Silverstein served in various management capacities for Warnaco, including EVP Corporate Development, Chief Administrative Officer, General Counsel and Secretary.

John F. Voith, Jr. was appointed President, Golf Division in April 2014. From April 2012 to April 2014, he served as Group President of our Golf and Sportswear Divisions. From September 2009 to April 2012, he served as President of Golf and Sportswear Divisions, and from 2001 to 2009, he served as Executive Vice President of the Sportswear Division. Prior to 2001, Mr. Voith held various positions, including as an Executive Vice President, at each of PVH Corp. and The Arrow Co., both apparel companies.

Tricia McDermott Thompkins was appointed Executive Vice President, General Counsel and Secretary in November 2017, after serving as our Interim General Counsel beginning in August 2017. Ms. Thompkins served as Global Intellectual Property & Licensing Counsel from 2011 to 2015 and as Vice President of Intellectual Property and Licensing Counsel from 2015 to 2017. Between 2008 and 2011, she was Senior Director and Intellectual Property Counsel at Spectrum Brands, Inc., which acquired Applica Consumer Products, Inc. in 2010. From 2007 to 2008, Ms. Thompkins served as Corporate Attorney, Intellectual Property with Office Depot, Inc.    From 2006 to 2007, Ms. Thompkins practiced in the Washington, D.C. office of Ballard Spahr LLP, and from 2000 to 2006, she worked as an Attorney-Advisor and then Senior Supervisory Attorney with the United States Patent and Trademark Office.

Our executive officers are appointed annually by our Board of Directors and serve at the discretion of our Board of Directors.

George Feldenkreis is the father of Oscar Feldenkreis, our CEO and a Director.

Corporate Governance

The Board of Directors delegates various responsibilities and authority to different Board committees. Committees regularly report on their activities and actions to the full Board. The standing committees of the Board of Directors include the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee. The Board has determined that each member of the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee is an independent director in accordance with the standards adopted by The Nasdaq Stock Market, Inc., or NASDAQ. Our independent directors meet without management at regularly scheduled executive sessions, in conjunction with regularly scheduled Board and committee meetings, and at such other times as they deem appropriate.

Audit Committee

The Audit Committee consists of Bruce J. Klatsky, Chairman of the committee, Jane E. DeFlorio, Michael W. Rayden and J. David Scheiner. The Audit Committee’s functions include overseeing the integrity of our financial statements, our compliance with legal and regulatory requirements, the selection and qualifications of our independent registered public accounting firm, and the performance of our internal audit function and controls regarding finance, accounting, risk, legal compliance and ethics that management and our Board of Directors have established. In this oversight capacity, the Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including any recommendations to improve the system of accounting and internal controls.

The Audit Committee consists of outside directors who are not officers or employees of us or our subsidiaries. In the opinion of the Board of Directors, all of the members of the Audit Committee are “independent” as that term is defined in the NASDAQ listing standards and the rules and regulations of the SEC, and these directors are independent of management and free of any relationships that would interfere with their exercise of independent judgment as members of the Audit Committee. Additionally, each of Bruce J. Klatsky, Jane E. DeFlorio and Michael W. Rayden has been determined by our Board of Directors to meet the qualifications of an “Audit Committee Financial Expert” as defined in the SEC’s rules.

Change in Procedures for Recommending Board Nominees

Effective April 26, 2018, the Board of Directors adopted an amendment to Article 2, Section 14(c)(2) of our Second Amended and Restated Bylaws, which extended the date by which nominations of persons for election to the Board may be submitted with respect to our 2018 annual meeting of shareholders to 5:00 p.m. Eastern time on May 18, 2018.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers, and employees. The Code of Ethics is posted on our website at www.pery.com. Amendments to, and waivers granted under, our Code of Ethics, if any, will be posted to our website as well.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and holders of more than 10% of our common stock to file reports of beneficial ownership and changes in ownership of our common stock with the SEC. Such persons are required to furnish us with copies of all Section 16(a) forms they file.

Based on a review of our records and oral or written representations from certain reporting persons subject to Section 16(a), we believe that, with respect to fiscal 2018, all filing requirements applicable to our directors and executive officers and holders of more than 10% of our common stock who are subject to Section 16(a) were complied with on a timely basis.

Item 11.	Executive Compensation

DIRECTOR COMPENSATION

Directors’ compensation is established by the Board of Directors upon the recommendation of the Compensation Committee. Directors who are also our employees are not paid any fees or other remuneration for service on the board or any of its committees.

In fiscal 2016, the Compensation Committee engaged the outside compensation consultant, Frederic W. Cook, Inc. (“Cook”), to review the competitiveness of our non-employee director compensation including market practices relative to the Company’s then-current peer group. The consultant’s review and analysis included collecting market data from the latest proxy filings for peer companies and reviewing published surveys representative of industry market practices. Additionally, the consultant’s review encompassed an analysis of competitive practices, prevalence and trends relating to annual cash compensation (retainers and meeting fees), equity-based compensation (stock options, stock appreciation rights, full-value shares), and other notable practices (committee chair and lead director premiums). The Cook study indicated that the value of the non-employee director compensation program was below the 25th percentile of market practice. Based on a review and analysis of the recommendations presented by Cook, the non-employee director compensation programs were realigned to be in the median range of the Company’s peer group, taking into consideration factors such as the significant time commitment associated with board service for the Company. Accordingly, effective December 3, 2015, the non-employee directors’ compensation was set as follows: the annual board cash retainer was increased from $35,000 to $80,000, payable in quarterly installments; board and committee meeting fees were eliminated; the value of the annual equity grant of restricted common stock was increased from $60,000 in value to $110,000 in value of restricted common stock, with a one year vest period (“Fee Program”); a grant of a stock option or stock appreciation rights award equal to $50,000 in option or appreciation rights value, as applicable, with three-year vesting to new directors (“New Director Program”) was eliminated; a $20,000 additional annual cash retainer, payable in quarterly installments, to the Independent Lead Director was implemented; the Audit Chairman annual cash retainer was increased from $10,000 to $15,000; the Compensation Chairman annual cash retainer was increased from $5,000 to $12,500; the Governance and Nominating Committee and Investment Committee Chair annual cash retainers were increased from $5,000 to $7,500. All cash retainers are payable in quarterly installments. The fiscal 2018 director’s compensation was paid at the same levels as set in fiscal 2016.

It is our Company’s policy to strongly encourage stock ownership by our directors to closely align the interests of directors and shareholders. Our Compensation Committee maintains stock ownership guidelines to further align the interests of directors and shareholders. Under the guidelines, non-employee directors are expected to retain three times the value of the annual board cash retainer and retain 100% of the after-tax profit shares acquired upon vesting or exercise of all equity grants until they meet the stock ownership guidelines. All of our non-employee directors are in compliance with the stock ownership guidelines.

Our stock ownership guidelines are posted in the “Our Company” section of the website at www.pery.com.

The following table sets forth compensation information for fiscal 2018 for all of our then current non-employee directors.

Fiscal Year 2018 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option/SARs Awards ($)	All Other Compensation ($)	Total Compensation ($)
Joe Arriola	81,875	110,000	—	*	191,875
Jane E. DeFlorio	100,000	110,000	—	*	210,000
Bruce J. Klatsky	95,000	110,000	—	*	205,000
George Feldenkreis(2)	35,604	—	—	*	35,604
Michael W. Rayden	87,500	110,000	—	*	197,500
J. David Scheiner	106,154	110,000	—	*	216,154
Alexandra Wilson(3)	40,000	—	—	*	40,000

(1)	The amounts shown reflect grant date fair value calculated in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation, excluding the offset of estimated forfeitures. The assumptions used are described in (Footnote 23) to the consolidated financial statements in our Annual Report on Form 10-K, for fiscal 2018. On June 13, 2017, each of our then current non-management directors received a grant of restricted common stock equal to approximately $110,000 in value, with vesting to occur on June 13, 2018. The table immediately following this table, entitled “Director Outstanding Equity Awards at Fiscal Year End,” contains information regarding vested and unvested restricted shares held by our directors.
(2)	Mr. George Feldenkreis is also one of our named executive officers for fiscal 2018 due to his service as Executive Chairman of the Board, and his compensation in that role during fiscal 2018 is reflected in the Summary Compensation Table. As previously disclosed, the Executive Chairman role was terminated on September 20, 2017, and following such termination Mr. George Feldenkreis became eligible to participate in our compensation program for non-employee directors. The compensation shown for Mr. George Feldenkreis in this table reflects his fiscal 2018 compensation under that program following the termination of his role as Executive Chairman.
(3)	Ms. Wilson did not stand for re-election at our 2017 annual meeting of shareholders.
*	Perquisites and other personal benefits provided to such director during fiscal 2018 had a total value of less than $10,000.

The following table sets forth the stock options, SARs and restricted shares held at February 3, 2018, by each individual referenced in our Fiscal Year 2018 Director Compensation table above.

Director Outstanding Equity Awards at Fiscal Year End

	Options					Restricted Shares
Name	Number of Securities Under- lying Un-exercised Options /SARs (#) Exercisable	Number of Securities Underlying Unexercised Option /SARs (#) Unexercisable		Options/ SARs Exercise Price ($)	Expiration Date	Number of Restricted Shares of Stock That Have Not Vested (#)		Market Value of Restricted Shares of Stock That Have Not Vested ($)(1)
Joe Arriola	—	—		—	—	5,799	(2)	137,030
Jane E. DeFlorio	3,816	—	(3)	24.26	12/11/2021	—		—
	—	—		—	—	5,799	(2)	137,030
	—	—		—	—	856	(4)	20,227
Bruce J. Klatsky	1,355	2,710	(5)	23.38	7/16/2022	—		—
	—	—		—	—	5,799	(2)	137,030
	—	—		—	—	856	(4)	20,227
Michael W. Rayden	1,355	2,710	(6)	23.38	7/16/2022	—		—
	—	—		—	—	5,799	(2)	137,030
	—	—		—	—	856	(4)	20,227
J. David Scheiner	5,157	—	(7)	17.71	6/4/2021	—		—
	—	—		—	—	5,799	(2)	137,030
	—	—		—	—	856	(4)	20,227

(1)	Values were determined based on a closing price of $23.63 as of February 2, 2018, the last trading day of fiscal 2018.
(2)	Pursuant to the then current Fee Program, we granted each director 5,799 restricted shares, which will fully vest on June 13, 2018.
(3)	Pursuant to the New Director Program, Ms. DeFlorio was granted stock appreciation rights to acquire 3,816 shares of common stock.
(4)	Pursuant to the then current Fee Program, we granted each director 2,568 restricted shares, which vest in three equal annual installments of 856 shares, on July 17, 2016, July 17, 2017 and July 17, 2018.
(5)	Pursuant to the New Director Program, Mr. Klatsky was granted stock appreciation rights to acquire 4,065 shares of common stock which vests in three equal annual grants of 1,355 shares beginning on July 17, 2016.
(6)	Pursuant to the New Director Program, Mr. Rayden was granted stock appreciation rights to acquire 4,065 shares of common stock which vests in three equal annual grants of 1,355 shares beginning on July 17, 2016.
(7)	Pursuant to the New Director Program, Mr. Scheiner was granted stock appreciation rights to acquire 5,157 shares of common stock.

Our directors are not eligible to participate in our pension or retirement plans and did not receive any deferred compensation earnings or non-equity incentive plan compensation during fiscal 2018.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

Our compensation philosophy is designed to:

(i)	align our associates’ goals with shareholder and other stakeholder interests;

(ii)	attract, retain and motivate world-class talent;

(iii)	ensure pay is competitively positioned;

(iv)	provide rewards for superior performance and limit rewards for performance below targets; and

(v)	promote achievement for our annual goals and long-term strategic objectives.

Our fiscal 2018 compensation programs reflect this philosophy and its principles.

During fiscal 2018, we focused on five core business strategies, including:

(i)	optimizing our portfolio of brands and businesses,

(ii)	strengthening our strategic positioning,

(iii)	expanding international distribution,

(iv)	enhancing direct to consumer channels, and

(v)	driving operational efficiencies.

Named Executive Officers

During fiscal 2018, our named executive officers were as follows:

Name	Position with the Company

Oscar Feldenkreis	CEO/President (April 2016 to present), President/COO (1993 – April 2016)

Jorge Narino	Interim Chief Financial Officer (“CFO”) (November 2017 to present)

David Rattner	Former CFO (February 2017 to November 2017)

Anita D. Britt	Former CFO (2009 – February 2017)

George Feldenkreis	Former Executive Chairman (April 2016 to September 2017), Chairman/CEO (1993 – April 2016)

John F. Voith	President, Golf Division (“Golf Division President”)

Stanley P. Silverstein	President, International Development and Global Licensing (“International President”)

David J. Enright	Chief Operating Officer

Executive Compensation Policy

The Compensation Committee acts on behalf of the Board of Directors to approve the compensation of our executive officers and provides oversight of our compensation philosophy. The Compensation Committee also acts as the oversight committee with respect to our deferred compensation plans, management stock plans, and incentive plans covering executive officers and other senior management. In overseeing the plans, the Compensation Committee delegates authority for day-to-day administration to the head of the Human Resources Department and interpretation of the plans, including selection of participants, determination of award levels within plan parameters, and approval of award documents, where permitted, to our CEO/President and CFO, except for awards to the CEO/President and CFO, whose awards are determined by the Compensation Committee. The Compensation Committee considers recommendations from our CEO/President with respect to the compensation of the CFO and other executive officers.

The Compensation Committee also reviews and approves on an annual basis corporate goals and objectives relevant to the compensation of our CEO/President, evaluates the CEO/President’s performance in light of those goals and objectives, and reports to the board the CEO/President’s compensation levels based on this evaluation. In determining the long-term incentive component of the CEO/President’s compensation, the Compensation Committee considers, among other things, our performance and relative shareholder return, the value of similar incentive awards to CEOs/Presidents at comparable companies, and the compensation set forth in the CEO/President’s employment agreement. Until the termination of our Executive Chairman role in September 2017, the Executive Chairman role was treated similarly to the CEO/President role for purposes of the actions described in this paragraph and the preceding paragraph.

The objectives of our compensation programs are to:

•	attract and retain world class executive officers;

•	motivate our executive officers to accomplish our strategic and financial objectives;

•	align our executive officers’ interests with those of our shareholders; and

•	favor performance-based compensation for named executive officers that is aggressive, but achievable without excessive risk taking.

Our executive compensation programs are based on several factors, including the level of job responsibility, individual performance, division performance and Company performance. Compensation reflects the value of performance and rewards superior performance while limiting rewards for performance below targets. Compensation also reflects differences in job responsibilities and geographic and marketplace considerations. Compensation of executives in similar positions at peer apparel companies is also considered in this evaluation, especially for a new executive. The Compensation Committee believes the most effective executive compensation program rewards our achievement of specific annual, long-term and strategic goals, and aligns the interests of the executives with those of the shareholders by rewarding performance in accordance with established goals that are aggressive, but achievable without excessive risk-taking. The Compensation Committee evaluates both performance and compensation to ensure we maintain our ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, we believe executive compensation packages provided by us to our executive officers, including the named executive officers, should include both cash compensation that rewards performance as measured against established goals and stock-based compensation.

In preparation for the fiscal 2018 compensation setting process, the Compensation Committee requested the assistance of Cook, the Committee’s independent compensation consultant, with:

(i)	re-evaluation of the companies in our peer group,

(ii)	review of the competitiveness of our executive compensation programs, and

(iii)	comprehensive review of the design of the programs and their contribution to the short- and long-term financial performance objectives of the Company.

Cook provided no services to the Company other than those provided directly to or on behalf of the Compensation Committee relating to executive compensation and director compensation services, when and as requested by the Committee. In reviewing and selecting the fiscal 2018 peer group, the Compensation Committee first selected 18 companies in the apparel manufacturing and retail industry, which included 12 companies with similar business characteristics to our business. The Compensation Committee considered the most recently publicly available information about these companies, including revenue, EBITDA, total assets, market capitalization and enterprise value.

As a result of this review, our fiscal 2018 peer group comprised the following companies:

Carter’s Inc.	Guess?, Inc.

Columbia Sportswear Co.	Lifetime Brands, Inc.

Crocs, Inc.	Movado Group, Inc.

Deckers Outdoor Corp.	Oxford Industries Inc.

Delta Apparel Inc.	Steve Madden, Ltd.

GIII Apparel Group Ltd.	Vera Bradley Designs, Inc.

This peer group, which is periodically reviewed and updated by the Compensation Committee as described above, consists of companies against which the Compensation Committee believes we compete for talent and for shareholders’ investment. Because of the variance in size among the companies comprising the peer group, other factors such as EBITDA, net income, share value and growth may be used to adjust the compensation of the peer group companies to make it more relevant, for comparison purposes, to our compensation levels.

In reviewing and making recommendations regarding our compensation programs, Cook considered our compensation philosophy and the balance between our objectives, value to employees and program costs while aligning the goals of our executive officers with those of our shareholders and motivating our executive officers to accomplish our strategic and financial objectives. Cook attended meetings of the Compensation Committee at the request of the Committee, met with the Compensation Committee in executive sessions without the presence of management and frequently communicates with the chairman of the Compensation Committee with regard to emerging issues.

Components of 2018 Executive Compensation

For fiscal 2018, the principal components of compensation for our named executive officers were:

•	Base salary;

•	Performance-based non-equity incentive compensation;

•	Long-term equity incentive compensation; and

•	Perquisites and other personal benefits.

Except as otherwise noted, the description of the compensation programs provided herein applies to all of our named executive officers.

Base Salary

Base salary is the only guaranteed element of an executive officer’s annual cash compensation. In setting base salary, we generally consider the range of competitive base salaries for positions at comparable apparel companies and our overall financial performance during the prior year. Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility by using several criteria.

The following elements may be utilized:

•	review of the executive’s compensation, both individually and in comparison with our other named executive officers;

•	review and comparison of peer group data of competitor apparel companies; and

•	assistance of our independent compensation consultant.

In making base salary recommendations, the Compensation Committee compares the salary against our identified peer group of publicly-traded apparel and apparel-related wholesale and retail companies, as described above. This peer group, which is periodically reviewed and updated by the Compensation Committee, consists of companies against which the Compensation Committee believes we compete for talent and for shareholders’ investment. Because of the variance in size among the companies comprising the peer group, other factors such as EBITDA, net income, share value and growth may be used to adjust the compensation of the peer group companies to make it more relevant, for comparison purposes, to our compensation levels. The base salary level for each of the continuing named executive officers remained the same for fiscal 2018 as for fiscal 2017. Mr. Narino’s base salary prior to his appointment as Interim CFO had been determined on the basis of market data. In connection with his appointment as Interim CFO, the Compensation Committee approved an increase of $53,400 for fiscal 2018, from $226,600 to $280,000, to reflect his increased responsibilities in that role. Mr. Enright’s and Mr. Rattner’s respective base salaries were determined on the basis of arm’s length negotiations when they joined the Company. The actual base salaries received by our named executive officers for fiscal 2018 are reflected in the Summary Compensation Table below.

Performance-Based Short-Term Incentive Compensation Programs and Bonuses

We grant cash incentives to our named executive officers under the 2016 Management Incentive Compensation Plan (the “Management Incentive Compensation Plan”), which gives the Compensation Committee the latitude to provide cash incentives to promote high performance and achievement of corporate goals by key employees and to promote our success by providing performance-based cash incentives to our participating key employees. The selection of participants rests with the discretion of the Compensation Committee and eligibility extends to all senior management employees.

The Compensation Committee has created two cash compensation plans under the terms of the Management Incentive Compensation Plan: the Executive Management Incentive Plan (the “EMI Plan”) and the Management Incentive Plan (“MIP Plan”). With respect to the EMI Plan, the Compensation Committee, in its discretion, establishes the performance period not to exceed 12 months and sets the business criteria and business formulas that are used to determine what is paid to a participant for a performance period during the first 90 days of each new fiscal year. Prior to the changes to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), made by the Tax Cuts and Jobs Act in 2017, the Compensation Committee intended that any awards made under the EMI Plan would be eligible for deductibility under Section 162(m) as performance based compensation. The Compensation Committee, in its discretion, may, but need not, establish different performance periods, different business criteria and different incentive formulas, with respect to one or more participants.

In reviewing the fiscal 2018 EMI Plan and MIP Plan, the Compensation Committee considered various performance measures and evaluated such measures based on the category of participant. The target incentive ranges as a percent of salary for the 2018 EMI Plan remained unchanged from the 2017 EMI Plan at 40% of base salary at threshold, 110% at target and 150% at maximum, with actual payouts to be interpolated for performance between threshold and target, and target and maximum, on a straight line basis.

In considering the performance measures, the Compensation Committee determined that revenue growth, gross margin and operating profit margin, as adjusted, remained important drivers of valuation creation for the Company. The Compensation Committee determined to place additional focus on revenue growth and operating profit margins for the fiscal 2018 EMI Plan by modifying the weighting of the performance measures as follows:

(i)	adjusted revenue growth weighted at 35% of the total award (compared with 30% in fiscal 2017);

(ii)	adjusted gross margins weighted at 20% of the total award (compared with 30% in fiscal 2017);

(iii)	adjusted operating profit margins weighted at 35% of the total award (compared with 30% in fiscal 2017); and

(iv)	individual objectives weighted at 10% (unchanged from fiscal 2017).

The fiscal 2018 MIP Plan design is the same as the fiscal 2017 MIP Plan with measures based on overall financial performance, divisional performance and individual performance reviews. The fiscal 2018 MIP Plan target incentive ranges as a percent of salary remained 40% at threshold, 100% at target and 150% at maximum of base salary, with actual payouts to be interpolated for performance between threshold and target, and target and maximum, on a straight line basis. The fiscal 2018 MIP Plan performance measures and weighting were as follows:

(i)	adjusted revenue growth ranging from 10% to 17.5% of the total award;

(ii)	adjusted gross margins ranging from 10% to 17.5% of the total award;

(iii)	adjusted operating profit margins ranging from 20% to 35% of the total award; and

(iv)	individual objectives ranging from 20% to 30% of the total award.

The range of outcomes is a function of whether a participant is a division executive or a corporate (shared service) executive.

The Compensation Committee determined to maintain the “gatekeeper” concept used in fiscal 2017 for the EMI and MIP Plans, which requires achievement of adjusted EBITDA in fiscal 2018 equal to or greater than fiscal 2017 adjusted EBITDA in support of our growth objective. For fiscal 2018, the “gatekeeper” goal of pre-bonus adjusted EBITDA of $57.2 million was achieved based on our fiscal 2018 pre-bonus adjusted EBITDA of $59.2 million, and the named executive officers received the payouts described below. Our pre-bonus adjusted EBITDA can be calculated from our financial statements as our net income plus depreciation and amortization, interest expense and costs on early extinguishment of debt, less income tax provision, further adjusted for impairment on long-lived assets ($0.4 million) and the costs of streamlining and consolidation of operations, legal settlement, and other strategic initiatives ($3.7 million).

EMI PLAN

During fiscal 2018, the CEO/President and Executive Chairman participated in the EMI Plan. The selection of these two participants related to the magnitude of their responsibilities in comparison with the responsibilities of other executives and the relative total compensation for each of these two positions in comparison to similar positions in the apparel industry peer group reviewed by the Compensation Committee. In addition, under the terms of their respective employment agreements, we were required to provide annual incentives tied to specific performance levels the Compensation Committee establishes each year.

For fiscal 2018, the EMI Plan performance goals for the CEO/President and Executive Chairman were established, based on input received from Cook, to award a cash incentive in the range of 40% of base salary at threshold; 100% of base salary at target; and 150% of base salary at maximum based on various adjusted revenue growth, gross margin and operating profit margin ranges and an individual component for fiscal 2018. Actual payouts are interpolated between threshold and target and target and maximum on a straight line basis.

The Compensation Committee discussed the appropriate adjusted revenue growth, adjusted gross margin and adjusted operating profit margin and individual goals at length in an effort to select the goals that would reward good performance, but were achievable. The EMI Plan performance targets for fiscal 2018 were a threshold payout at pre-bonus adjusted revenue growth of 2.2%, pre-bonus adjusted gross margin of 37.3% and pre-bonus adjusted operating profit margin of 5.0%, with adjusted revenue growth weighted at 35% of the total award, adjusted gross margin weighted at 20% of the total award, adjusted operating margins weighted at 35% of the total award, and individual performance evaluation 10% of the total award; a target payout at pre-bonus adjusted revenue growth of 4.5%, pre-bonus adjusted gross margin of 37.5% and pre-bonus adjusted operating profit margin of 5.2%, with adjusted revenue growth weighted at 35% of the total award, adjusted gross margin weighted at 20% of the total award, adjusted operating margins weighted at 35% of the total award, and individual performance evaluation 10% of the total award; and a maximum payout at pre-bonus adjusted revenue growth of 8.1%, pre-bonus adjusted gross margin of 37.7% and pre-bonus adjusted operating profit margin of 6.1%, with adjusted revenue growth weighted at 35% of the total award, adjusted gross margin weighted at 20% of total award, adjusted operating margins weighted at 35% of the total award, and individual performance evaluation 10% of the total award. The minimum pre-bonus adjusted EBITDA for the EMI Plan participants to be eligible for a bonus was $57.2 million.

For fiscal 2018, pre-bonus adjusted EBITDA was $59.2 million, exceeding the “gatekeeper” goal for the EMI Plan. Actual pre-bonus adjusted revenue growth was 1.6%, actual adjusted gross margin was 37.8%, and actual adjusted operating margin was 5.1%. This indicated a potential payout of 48% of target for those elements. The Compensation Committee also determined that the individual performance goals for the named executive officers had been satisfied. These performance results indicated a potential payout above the target amount, but the Compensation Committee exercised its discretion to lower the amount of the actual bonuses to a 44% payout so that the Plan would remain self-funding. Accordingly, the Compensation Committee awarded bonuses under the

EMI Plan of $573,210 to the CEO/President and $212,300 to the former Executive Chairman. Although his employment ended before the end of fiscal 2018, our former Executive Chairman was entitled to receive an EMI Plan award for fiscal 2018 based on actual performance over the entire performance period. The EMI Plan amounts earned by our CEO/President and former Executive Chairman are reflected in the Summary Compensation Table below.

MIP PLAN

The MIP Plan is an annual cash incentive program established under the broad terms of the Management Incentive Compensation Plan to provide cash incentives for those executive officers and other management employees who are not selected as participants under the EMI Plan. There were approximately 250 participants in the MIP Plan for fiscal 2018, including each of our named executive officers other than our CEO/President and former Executive Chairman. The MIP Plan provides guidelines for the calculation of annual non-equity incentive-based compensation, subject to Compensation Committee oversight and approval.

The MIP Plan allows for all levels of management to receive a cash award equal to an amount between 5% and 40% of their base salary (100% for the International President), based on each manager’s level of responsibility, our overall financial performance, divisional performance and the individuals’ individual performance review. Under the MIP Plan, an overall incentive target amount with ranges of potential payout is established for participants at the beginning of each fiscal year by the Compensation Committee. For fiscal 2018, the MIP Plan performance goals were established to award cash incentives in the ranges from 40% of the target award at threshold, 100% at target and 150% at the maximum of the allocable incentive of all participants. Actual payouts are interpolated for performance between threshold and target and target and maximum on a straight line basis. Incentive payouts for the year are then determined based on our financial results for the fiscal year relative to the pre-established performance guidelines as well as each participant’s individual performance review. The CEO/President and former Executive Chairman did not participate in the MIP Plan for fiscal 2018.

The fiscal 2018 MIP Plan included measures based on overall financial performance, divisional performance and individual performance reviews. The 2018 fiscal MIP Plan performance measures and weighting were as follows:

(i)	adjusted revenue growth ranging from 5% to 23% of the total award;

(ii)	adjusted gross margins ranging from 5% to 23% of the total award;

(iii)	adjusted operating profit margins ranging from 10% to 24% of the total award; and

(iv)	individual objectives ranging from 20% to 30% of the total award.

For fiscal 2018, the Compensation Committee chose the same adjusted revenue growth, adjusted gross margin and adjusted operating profit margin targets for the MIP Plan as it chose for the EMI Plan. The weighting of the adjusted revenue growth, adjusted gross margins and adjusted operating profit margins goals ranged from 40% to 60% of the cash incentive amount, the weighting of the divisional component ranged from 0% to 40%, and the weighting of the individual performance evaluation ranged from 20% to 30%. The range of outcomes is a function of whether a particular participant is a division executive or a corporate (shared services) executive. In considering the measures for the divisional component, the Compensation Committee desired to incentivize management to generate sustainable profitable growth for us by driving division results and determined that a combination of divisional adjusted growth revenue and adjusted gross margins and adjusted operating profit margins objectives were the appropriate divisional measures to accomplish our desired growth and profitability objectives. The minimum pre-bonus adjusted EBITDA for the MIP Plan participants to be eligible for a bonus was $57.2 million.

The Compensation Committee approves the budget allocation for the MIP Plan each year based on our anticipated financial performance, the number of anticipated participants and the percentages of base salary for each participant.

For fiscal 2018, pre-bonus adjusted EBITDA was $59.2 million, exceeding the “gatekeeper” goal for the MIP Plan. Actual adjusted revenue growth was 1.6%, actual adjusted gross margins were 37.8%, and actual adjusted operating profit margins were 5.1%. This indicated a potential payout of 48% of target for those elements. The Compensation Committee also determined that the individual performance goals for the named executive officers had been satisfied. These performance results indicated a potential payout above the target amount, but the Compensation Committee exercised its discretion to lower the amount of the actual bonuses to a 44% payout so that the Plan would remain self-funding. Accordingly, the Compensation Committee awarded bonuses under the MIP Plan of $55,000 to our Interim CFO, $125,000 to our Golf Division President, $150,000 to our International President; and $100,000 to our Chief Operating Officer. The MIP Plan amounts earned by our named executive officers are reflected in the Summary Compensation Table below.

Long-Term Incentive Compensation

In 2015, we adopted the Long-Term Incentive Compensation Plan that was last amended and restated and approved by our shareholders at our 2017 Annual Meeting (the “Long-Term Incentive Compensation Plan” or “LTI Plan”). The LTI Plan allows the Compensation Committee to grant awards that pay in cash, stock options, stock appreciation rights (“SARs”), performance shares, restricted stock, dividend equivalents and other types of equity awards to our executive officers. The LTI Plan encourages participants to focus on our long-term performance and provides an opportunity for executive officers and certain designated key employees to increase their stake in our stock. The LTI Plan allows us to attract, motivate, retain and reward high quality executives and other key employees, officers, directors, consultants and other persons who provide service to us, by enabling such persons to acquire or increase a proprietary interest in our stock in order to strengthen the mutuality of interests between such persons and our shareholders. Long-term incentive awards are granted based on performance and to select newly hired management employees. By using a mix of restricted stock, performance share grants and performance-based cash awards, we are able to compensate executives and other employees and incentive new employees to join and remain with us, reward performance and motivate our executive officers.

In structuring the fiscal 2018 LTI Plan, the Compensation Committee considered the equity instrument allocations and, similar to the fiscal 2017 Plan, determined that a significant majority of the allocation of the grant value of the awards should be oriented toward performance for the general LTI Plan participant group with 67% being performance-based share awards and 33% retention-oriented time-vested restricted stock. The time-vested restricted stock vests pro-rata over a three-year period. The CEO/President and Executive Chairman had an 80% weighting on performance-based instruments and 20% retention-oriented time-vested restricted stock, reflecting less emphasis on retention of the CEO/President and Executive Chairman given their significant stock ownership interest. The Compensation Committee also reviewed the mix of cash and share denominated performance-based instrument allocation for each of the CEO/President and Executive Chairman and, taking into account the significant stock ownership of each executive, determined to grant 100% of the performance-based instrument as a performance-based cash award to the Executive Chairman and to grant 50% of the performance-based instrument as a performance-based cash award and 50% as a performance-based share award to the CEO/President.

Our performance shares or performance cash awards, as applicable, have the same two sets of performance metrics, which we consider important drivers of shareholder value creation over the long-term:

(i)	80% based on the financial performance objectives of (a) earnings before taxes, as adjusted (“EBT”), representing 40% of the total award, and (b) return on invested capital, as adjusted (“ROIC”), representing 40% of the total award; and

(ii)	20% based on relative total shareholder return (“TSR”) versus our fiscal 2018 peer group.

The fiscal 2018 LTI Plan performance goals, consistent with fiscal 2017, were established to award a performance-based incentive in the range of threshold at 90% of target, 100% at target and 110% of target, with a 50% payout at threshold, 100% payout at target and up to 150% payout at maximum based on various cumulative adjusted EBT, average adjusted ROIC and TSR ranges, respectively. Consistent with the fiscal 2017 LTI Plan, the fiscal 2018 LTI Plan included a provision limiting payout of the relative TSR component of the plan to 100% of target if absolute TSR is negative. The performance-based awards vest at the end of a three-year performance period and actual payouts are interpolated for performance between threshold and target, target and maximum on a straight line basis. The fiscal 2018 LTI Plan provided a long-term incentive award of 155% of base salary for the CEO/President and Executive Chairman at target, 70% of base salary for the Presidents at target and 60% of base salary for the CFO at target. The performance-based incentive component of the fiscal 2018 LTI Plan was created and approved under the Long-Term Incentive Compensation Plan.

Stock Appreciation Rights

The Long-Term Incentive Compensation Plan permits the grant of SARs. Each SAR permits the holder to receive upon exercise, the net after-tax value of the appreciation of the SAR in the form of shares. A SAR award usually vests over a three to five year period and is generally granted within the range of 1,000 to 20,000 SARs. The size of the award is determined by the recipient’s position, responsibilities and individual performance, subject to plan limits, and the estimated value of each SAR is based on a Black-Scholes calculation. SARs award levels are determined based on market data utilizing a comparison with the apparel company peer group and vary among participants based on their positions with us. For executive officers and employees other than the CEO/President, awards are based on the recommendation of the head of the Human Resources Department and/or the CEO /President. SARs are awarded with an exercise price equal to the closing price of our common stock on the date of the grant, which grants are made on the third Tuesday of the respective month or on the date a plan is approved by the Compensation Committee. The Compensation Committee has never granted a SARs award with an exercise price that is less than the closing price of our common stock on the grant date, nor has it granted SARs that are priced on a date other than the grant date. In fiscal 2018, the Compensation Committee did not grant stock-settled SARs under the LTI Plan but SARs remain an element of executive compensation that the Compensation Committee has awarded in the past and may award in the future.

Stock Options

The Long-Term Incentive Compensation Plan permits the grant of stock options. Each stock option permits the holder to purchase one share of our common stock at the market price of our common share on the date of grant. The stock option grants usually vest over a three to five year period and are generally granted within the range of 1,000 to 10,000 options. Generally, the size of the award is determined by the recipient’s position, responsibilities and individual performance, subject to plan limits, and the estimated value of each stock option is based on a Black-Scholes calculation. Stock option award levels are determined based on market data utilizing a comparison with the apparel company peer group and vary among participants based on their positions with us. For executive officers and employees other than the CEO/President, awards are based on the recommendation of the head of the Human Resources Department and/or the CEO/President. Options are awarded with an exercise price equal to the closing price of our common stock on the date of the grant, which grants are made on the third Tuesday of the respective month or on the date a plan is approved by the Compensation Committee. The Compensation Committee has never granted an option award with an exercise price that is less than the closing price of our common stock on the grant date, nor has it granted options that are priced on a date other than the grant date. The Company has not granted any stock options since prior to fiscal 2011, and since fiscal 2011, has granted SARs versus stock options. The key consideration in our move to SAR grants versus stock option grants is the use of fewer shares upon the exercise of stock-settled SARs. However, stock options remain an element of executive compensation that the Compensations Committee may award again in the future.

Restricted Stock Grants

The Long-Term Incentive Compensation Plan permits the grant of restricted stock awards. Restricted stock awards generally vest over a three to five year period and are fewer in number than stock-settled SARs to reflect their greater value. Restricted stock awards are generally granted in a range of 1,000 to 20,000 restricted shares. For executive officers and employees other than the CEO/President, awards are based on the recommendation of the head of the Human Resources Department and/or the CEO/President. In fiscal 2018, the Compensation Committee granted restricted shares under the LTI Plan. The amount of the grants varied based on the recipient’s position, title and responsibility, subject to plan limits. The table entitled “Grants of Plan-Based Performance Cash and Equity Awards for Fiscal 2018” contains information regarding the restricted stock awards granted to each of the named executive officers during fiscal 2018.

Performance-Based Awards Paid in Shares

The Long-Term Compensation Plan permits the grant of performance shares. Performance share awards generally vest over a three to five year period after the recipient meets certain pre-established performance criteria.

In fiscal 2016, the Compensation Committee granted performance-based cash awards, under the LTI Plan to all LTI participants in lieu of performance-based share awards. These cash awards are discussed further below under “Performance-Based Awards Paid in Cash.”

In fiscal 2017, the Compensation Committee granted performance-based share awards to all participants under the LTI Plan, except the Executive Chairman who was granted a performance-based cash award in lieu of a performance-based share award. The CEO/President’s performance-based award included a 50% performance-based cash award component and 50% performance-based share award component. The fiscal 2017 LTI Plan performance goals (for both performance-based share and performance-based cash awards) were established to award a performance-based incentive in the range of threshold at 90% of target, 100% at target and 110% of target, with a 50% payout at threshold, 100% payout at target and up to 150% payout at maximum based on various cumulative adjusted EBT, average adjusted ROIC and TSR ranges. The plan limits payout of the relative TSR component of the plan to 100% of target if absolute TSR is negative. The fiscal 2017 LTI Plan performance-based incentive plan awards vest at the end of a three-year performance period, which ends at the conclusion of fiscal 2019, with actual payouts interpolated for performance between threshold and target, target and maximum on a straight line basis.

In fiscal 2018, the Compensation Committee granted performance-based share awards to all participants under the LTI Plan, except the Executive Chairman who, consistent with fiscal 2017, was granted a performance-based cash award in lieu of a performance-based share award. The CEO/President’s performance-based award included a 50% performance-based cash award component and 50% performance-based share award component. The fiscal 2018 LTI Plan performance goals (for both performance-based share and performance-based cash awards) were established to award a performance-based incentive in the range of threshold at 90% of target, 100% at target and 110% of target, with a 50% payout at threshold, 100% payout at target and up to 150% payout at maximum based on various cumulative adjusted EBT, average adjusted ROIC and TSR ranges. The plan limits payout of the relative TSR component of the plan to 100% of target if absolute TSR is negative. The fiscal 2018 LTI Plan performance-based incentive plan awards vest at the end of a three-year performance period, which ends at the conclusion of fiscal 2020, with actual payouts interpolated for performance between threshold and target, target and maximum on a straight line basis. The performance-based incentive component of the fiscal 2018 LTI Plan was created and approved under the Long-Term Incentive Compensation Plan and was intended to be eligible for deductibility under Section 162(m) of the Code prior to the changes made to Section 162(m) by the Tax Cuts and Jobs Act in 2017. The grants varied based on the recipient’s position, title and responsibility. The table entitled “Grants of Plan-Based Performance Cash and Equity Awards for Fiscal 2018” contains information regarding the performance-based equity and cash awards granted to each of the named executive officers during fiscal 2018.

Performance-Based Awards Paid in Cash

The Long-Term Incentive Compensation Plan permits the grant of performance-based cash awards.

In fiscal 2016, the Compensation Committee granted performance-based equity incentive plan awards that pay in cash to all plan participants. The 2016 LTI Plan performance cash grants had a three-year performance period, which ended at the conclusion of fiscal 2018, with the outcome based on the level of achievement of adjusted ROIC weighted at 25% of the total cumulative performance goal, cumulative adjusted EBT weighted at 25% of the total cumulative performance goal and TSR weighted at 50% of the total cumulative performance goal. For the fiscal 2016 LTI Plan, adjusted EBT consisted of earnings before taxes, cost on early extinguishment of debt and non-controlling interest, impairment on long lived assets, costs on exited brands, costs of streamlining and consolidation of operations and other strategic initiatives, as approved by the Compensation Committee. The fiscal 2016 LTI Plan performance targets for the performance-based cash awards included (i) adjusted ROIC (25% weighting) with a 50% payout at adjusted ROIC of 4.6%, a 100% payout at adjusted ROIC of 5.1%, and a 150% payout at adjusted ROIC of 5.6%, (ii) cumulative adjusted EBT (25% weighting) with a 50% payout at $107.6 million three-year cumulative adjusted EBT, a 100% payout at $119.6 million three-year cumulative adjusted EBT, and a 150% payout at $131.5 million three-year cumulative adjusted EBT, and (iii) TSR (50% weighting) with a 50% payout at TSR of -13.9%, a 100% payout at TSR of 7.4% and a 150% payout at TSR of 38.8% . Each of our named executives who participated in the fiscal 2016 Plan (our Interim CFO was not a participant) earned a portion of their respective performance-based equity incentive plan awards that pay in cash under the fiscal 2016 LTI Plan based on the achievement of the defined performance goals, as our adjusted ROIC for the performance period was 7.0%, our three-year cumulative EBT was $105.3 million and our TSR for the performance period was 28.3%, resulting in performance cash payments of $1,110,000 to each of the CEO/President and Executive Chairman and $175,000 to each of the Golf Division President and the International President in connection with the fiscal 2016 LTI Plan.

In fiscal 2017, the Compensation Committee granted a performance-based cash award in lieu of a performance-based share award to the Executive Chairman and 50% of the CEO/President’s performance-based award included a performance-based cash award component. The fiscal 2017 LTI Plan performance metrics and goals for the performance-based cash awards are the same as the performance-based share awards with the performance-based incentive in the range of threshold at 90% of target, 100% at target and 110% of target, with a 50% payout at threshold, 100% payout at target and up to 150% payout at maximum based on various cumulative adjusted EBT, adjusted ROIC and TSR ranges. The plan limits payout of the relative TSR component of the plan to 100% of target if absolute TSR is negative. The fiscal 2017 LTI Plan performance-based incentive plan awards vest at the end of a three-year performance period, which ends at the conclusion of fiscal 2019, with actual payouts interpolated for performance between threshold and target, target and maximum on a straight line basis.

In fiscal 2018 the Compensation Committee again granted a performance-based cash award in lieu of a performance-based share award to the Executive Chairman and 50% of the CEO/President’s performance-based award included a performance-based cash award component. The fiscal 2018 LTI Plan performance metrics and goals for the performance-based cash awards are the same as the performance-based share awards with the performance-based incentive in the range of threshold at 90% of target, 100% at target and 110% of target, with a 50% payout at threshold, 100% payout at target and up to 150% payout at maximum based on various cumulative adjusted EBT, adjusted ROIC and TSR ranges. The plan limits payout of the relative TSR component of the plan to 100% of target if absolute TSR is negative. The fiscal 2018 LTI Plan performance-based incentive plan awards vest at the end of a three-year performance period, which ends at the conclusion of fiscal 2020, with actual payouts interpolated for performance between threshold and target, target and maximum on a straight line basis. The performance-based incentive component of the fiscal 2018 LTI Plan was created and approved under the Long-Term Incentive Compensation Plan and was intended to be eligible for deductibility under Section 162(m) of the Code prior to the changes made to Section 162(m) by the Tax Cuts and Jobs Act in 2017.

Executive Stock Ownership Policy; Hedge and Pledge Policy

It is our policy to strongly encourage stock ownership by our executive officers. This policy closely aligns the interests of management with those of shareholders. Under this policy, LTI Plan participants and any executive who at the time of employment is eligible by position to participate in the LTI Plan are expected to accumulate a certain number of shares over time and then retain such shares. Our Compensation Committee regularly reviews the stock ownership policy taking into consideration comparative compensation data and set stock ownership target, levels as a multiple of salary for our LTI Plan participants.

In conjunction with the Compensation Committee’s review of the compensation programs and considering input from Cook, our Compensation Committee set the stock ownership requirements, effective March 2016 for our executive officers, as follows:

•	CEO and Executive Chairman – five times base salary;

•	Chief Operating Officer – three times base salary;

•	Presidents, Executive Vice Presidents, Chief Financial Officer, Chief Merchandising Officers, Chief Information Officer – one times base salary; and

•	all other LTI Plan Participants – .5 times base salary.

Our stock ownership guidelines are posted in the “Our Company” section of our website at www.pery.com.

Pursuant to the Company’s Policy Statement on Hedging and Pledging of Company Securities, our directors and executive officers are prohibited from hedging the economic risk of ownership of our Company’s stock, including through the use of puts, calls and other derivative securities or from entering into any new pledge or margin arrangements after January 2015 that use our Company’s stock as collateral for a loan or other purposes, except with the prior approval of the Corporate Governance Committee based on the demonstrated financial ability of such director or executive officer. Our Hedging and Pledging Policy is posted in the “Our Company” section of our website at www.pery.com.

Clawback Policy

We have a Clawback Policy (the “Clawback Policy”), which covers all our executive officers and other applicable employees (the “Covered Officers”), and applies to performance cash and equity incentive compensation that is granted after the adoption of the Clawback Policy. Under the Clawback Policy, in the event of a restatement of our financial results due to the material noncompliance with any financial reporting requirement under the securities laws, regardless of fault, the board may seek the return of the amount that was paid to the Covered Officer, based on the erroneous data and corrected under the accounting restatement. In the event that the board determines in its sole discretion that the Covered Officer’s act or omission contributed to the circumstances requiring the restatement, then we will use reasonable efforts to recover from such Covered Officers, up to 100% of such performance incentive-based compensation. Only performance incentive-based compensation paid or awarded during the two years preceding the financial restatement is subject to recoupment. Our Clawback Policy is posted in the “Our Company” section of our website at www.pery.com.

No Gross-Up Payments

None of our named executive officers has an employment agreement that provides for any gross-up to compensate for taxes incurred under Section 4999 of the Code as a consequence of “golden parachute” payments upon a change-in-control.

Change in Control Severance Plan

In April 2018, the Compensation Committee approved a new Change in Control Severance Plan (the “CIC Severance Plan”), which provides for the payment of severance benefits to certain senior executive officers of the Company or its affiliates that have been selected by the Board and the Company’s management if their employment is involuntarily terminated by the Company without “cause” or terminated by the applicable executive for “good reason” within 12 months following a “change in control.” Each of these terms is defined in the CIC Severance Plan, and we refer to such a qualifying termination as a “Qualifying Termination.” Of our named executive officers, only our Interim CFO, our Golf Division President and our Chief Operating Officer participate in the CIC Severance Plan.

In addition to accrued but unpaid base salary, earned vacation time, unreimbursed business expenses incurred prior to termination and other vested compensation or benefits through the date of termination, the CIC Severance Plan provides for the following severance benefits upon a Qualifying Termination: continued base salary during the applicable severance period (18 months for the participating named executive officers), a prorated annual cash bonus for the year of termination, based on actual full-year performance, and COBRA premiums during the severance period.

The eligibility for severance benefits under the CIC Severance Plan is conditioned on the participant’s timely execution of a general release of all claims against the Company and its subsidiaries, affiliates and related persons. The CIC Severance Plan also contains restrictive covenants, including perpetual restrictions on the disclosure of confidential information and non-disparagement and post-employment restrictions on competition, solicitation or hire of employees and solicitation of customers during the severance period. If a participant violates the restrictive covenants, such participant will not be entitled to any further payments or benefits under the CIC Severance Plan.

Under the CIC Severance Plan, if any payments and benefits constitute “parachute payments” within the meaning of Section 280G of the Code (“280G Payments”) and would otherwise be subject to the excise tax imposed by Section 4999 of the Code, then the 280G Payments will be either delivered in full or delivered as to such lesser extent which would result in no portion of such benefits being subject to such excise tax, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the excise tax imposed by Section 4999 of the Code, results in the receipt by the participant on an after-tax basis, of the greatest amount of benefits, notwithstanding that all or some portion of such benefits may be taxable under Section 4999 of the Code.

Employment Agreements

The Company has entered into employment agreements with Mr. George Feldenkreis and Mr. Oscar Feldenkreis, as more fully described below. As previously disclosed, Mr. George Feldenkreis’ role as Executive Chairman of the Board was terminated on September 20, 2017, and he received the benefits described below in connection with his termination of employment.

Oscar Feldenkreis Employment Agreement

Mr. Oscar Feldenkreis’ employment agreement provides that he will serve as the Company’s Chief Executive Officer and President. The employment agreement expires on February 4, 2019.

Mr. Oscar Feldenkreis’ employment agreement initially provides for an annual salary of not less than $1,350,000, subject to annual increases in the sole discretion of the Company’s Board of Directors. Mr. Oscar Feldenkreis is also eligible to participate in the Company’s annual incentive compensation plan with a target bonus equal to not less than 100% of his then current base salary. In each case, bonuses will be based on satisfaction of performance criteria established by the Company’s Compensation Committee for each fiscal year during the term of the agreement, which performance criteria will be set within the first 90 days of each fiscal year during the term of the employment agreement. Mr. Oscar Feldenkreis is also eligible to participate in the Company’s applicable long-term incentive compensation plans, as may be established and modified by the Company’s Board of Directors in its sole discretion. Finally, Mr. Oscar Feldenkreis is entitled to participate in certain employee benefit programs and receive certain life insurance and disability insurance benefits and perquisites.

The employment agreement also prohibits Mr. Oscar Feldenkreis from competing with the Company during the employment period and for two years after termination of his employment unless termination occurs as a result of the expiration of the term of the agreement. In addition, Mr. Oscar Feldenkreis is prohibited from calling on, soliciting or doing business with any of the Company’s customers or clients or employing any employee of the Company (other than his personal administrative assistant(s)) for the purpose of causing such employee to terminate his or her employment with the Company during the employment period and for two years after termination of his employment for any reason. If the agreement expires and Mr. Oscar Feldenkreis’ employment has not been terminated, the prohibition shall continue for one year after such expiration.

Upon termination of Mr. Oscar Feldenkreis’ employment by reason of his death or “disability,” as defined in his employment agreement, Mr. Oscar Feldenkreis or his estate will be entitled to receive (a) his base salary earned but not paid prior to the date of termination, (b) all annual incentive compensation awards with respect to any year prior to the year in which his termination occurred, which have been earned but have not yet been paid, (c) his pro rata “target bonus,” as defined in the agreement, (d) all long-term performance-based compensation payable in cash and based on a performance metric other than stock price determined on a pro rata basis based on the portion of the performance period completed as of the date of his death or disability, and assuming that all target goals had been achieved as of the date of his death or disability, (e) all premiums for health insurance for Mr. Oscar Feldenkreis, his spouse and his dependents for as long as they are eligible for COBRA coverage under the Company’s health plan, and (f) any other amounts earned under the employment agreement that have not been paid as of the termination of the employment agreement. All restricted stock, restricted stock units, performance shares, performance units, stock options, stock appreciation rights and all other equity-based long term incentive compensation awards will immediately vest as of the date of his death or disability, assuming that all target goals had been achieved as of the date of his death or disability. In addition, all stock options held by Mr. Oscar Feldenkreis as of the date of his death or disability that were granted prior to February 1, 2008 shall remain exercisable until such times as they terminate in accordance with the terms of the applicable stock option agreements, and all stock options held by Mr. Oscar Feldenkreis as of the date of his death or disability that were granted on or after February 1, 2008 shall remain exercisable until the earlier of: (a) the stock option’s originally scheduled expiration date, or (b) the end of the one-year period immediately following his death or disability.

Additionally, if the termination of Mr. Oscar Feldenkreis’ employment agreement occurs without cause or for “good reason” (as defined in the agreement), he will receive (a) his base salary earned but not paid prior to the date of termination, (b) all annual incentive compensation awards with respect to any year prior to the year in which his termination occurred, which have been earned but have not yet been paid, and (c) 100% of his annual incentive compensation award based on the achievement of the performance goals with respect to the year in which the termination occurs. All restricted stock, restricted stock units, stock options, stock appreciation rights, and all other equity-based long-term incentive compensation awards will immediately vest as of the termination date except in the case of performance shares, performance units and other performance-based equity awards, which shall vest based on the achievement of the performance goals. All long-term performance-based compensation payable in cash and based on a performance metric other than stock price shall be paid based on the achievement of the performance goals. Additionally, Mr. Oscar Feldenkreis will receive a lump sum cash payment equal to 200% of the sum of (a) the greater of (i) his base salary at the time of termination or (ii) his base salary immediately prior to any reduction that would constitute good reason, plus (b) the greater of (i) the target bonus in effect at the time of termination or (ii) the target bonus immediately prior to any reduction that would constitute good reason. Finally, all stock options that were granted to Mr. Oscar Feldenkreis on or after February 1, 2008, all premiums on health insurance, and any other amounts earned under the employment agreement that have not been paid as of the termination date, will be treated or paid, as the case may be, the same way as if Mr. Oscar Feldenkreis had died or become disabled.

Mr. Oscar Feldenkreis’ agreement also provides for severance in the event he is terminated by the Company without cause within six months prior to or two years after a change in control, or if he terminates his employment for “good reason” (as defined in the agreement) during such period. In such case, he will be entitled to receive the same amount for base salary, annual incentive compensation awards with respect to all years prior to the year in which termination occurred, health insurance benefits, and other amounts earned under his employment agreement, that would have been due to him in the event of his retirement, as described above. He would also receive (a) his pro rata “target bonus,” as defined in the agreement, and (b) all long-term performance-based compensation payable in cash and based on a performance metric other than stock price, determined based on the portion of the performance period completed as of the date of his termination, and assuming that all target goals had been achieved as of the termination date. Additionally, Mr. Oscar Feldenkreis would receive a lump sum cash payment equal to 300% of the sum of (a) the greater of (i) his base salary at the time of termination or (ii) his base salary immediately prior to any reduction that would constitute good reason, and (b) the greater of (i) the target bonus in effect at the time of termination or (ii) the target bonus immediately prior to any reduction that would constitute good reason. All restricted stock, restricted stock units, performance shares, performance units, stock options, stock appreciation rights and all other equity-based long term incentive compensation awards will immediately vest as of the termination date, assuming that all target goals had been achieved as of the termination date, all stock options held by Mr. Oscar Feldenkreis as of the date of his termination that were granted prior to February 1, 2008 shall remain exercisable until such times as they terminate in accordance with the terms of the applicable stock option agreements, and all stock options held by Mr. Oscar Feldenkreis as of his termination that were granted on or after February 1, 2008 shall remain exercisable until the earlier of: (a) the stock option’s originally scheduled expiration date, or (b) the end of the one-year period immediately following his termination.

If Mr. Oscar Feldenkreis’ employment is terminated by the Company for any reason other than by the Company for cause and the Company later determines that his employment could have been terminated by the Company for cause or Mr. Oscar Feldenkreis breaches the noncompetition or non-solicitation provisions in the employment agreement, then a “clawback” provision in his employment agreement requires the repayment to the Company immediately upon written demand by the Board of Directors of any amounts paid in conjunction with the termination for other than cause, which amounts would not have otherwise been due in the event of a termination for cause, and all vested and unvested stock options and other equity-based awards then held by Mr. Oscar Feldenkreis will expire.

The terms of Oscar Feldenkreis’ agreement relating to termination of his employment and amounts due in the event of such a termination or a change of control are discussed in the section captioned “Payout to Certain Executive Officers upon Termination or Change in Control” below.

George Feldenkreis Employment Agreement

Mr. George Feldenkreis’ employment agreement provided that he would serve as the Company’s Executive Chairman of the Board of Directors. His employment under the agreement ended on September 20, 2017 when the role of Executive Chairman was terminated.

Mr. George Feldenkreis’ employment agreement initially provided for an annual salary of $750,000, subject to annual increases in the sole discretion of the Company’s Board of Directors. Mr. George Feldenkreis was also eligible to participate in the Company’s annual incentive compensation plan with a target bonus opportunity (referred to as the “target bonus”) equal to not less than 100% of his then current base salary. In each case, bonuses were to be based on satisfaction of performance criteria established by the Company’s Compensation Committee for each fiscal year during the term of the agreement, which performance criteria was to be set within the first 90 days of each fiscal year during the term of the employment agreement. Mr. George Feldenkreis was also eligible to participate in the Company’s applicable long-term incentive compensation plans, as established and modified by the Company’s Board of Directors in its sole discretion. Finally, Mr. George Feldenkreis was entitled to participate in certain employee benefit programs and receive certain life insurance benefits and perquisites.

The employment agreement also prohibited Mr. George Feldenkreis from competing with the Company during the employment period and continues to prohibit him from competing for two years after termination of his employment. In addition, Mr. George Feldenkreis was prohibited from calling on, soliciting or doing business with any of the Company’s customers or clients or employing any employee of the Company (other than his personal administrative assistant(s)) for the purpose of causing such employee to terminate his or her employment with the Company during the employment period, and this prohibition continues for two years after termination of his employment.

Following the end of Mr. George Feldenkreis’ employment as a result of the termination of the Executive Chairman role, he received, in addition to any previously accrued but unpaid amounts, (a) a lump sum cash payment of $1,000,000, (b) a cash payment in lieu of notice equal to $187,500 and (c) a pro rata portion of his fiscal 2018 annual incentive compensation award, adjusted for actual performance, in the amount of $212,300. In addition, he remained eligible to receive his full fiscal 2016, 2017 and 2018 LTI Plan performance cash awards, subject to actual performance over the entire performance period. The amount of his fiscal 2016 LTI Plan award earned in fiscal 2018 and paid in fiscal 2019 was, as disclosed in the Summary Compensation Table, $1,110,000. The amounts of the fiscal 2017 and 2018 LTI Plan awards are unknown because they will depend on actual performance over the entire performance period. Mr. Feldenkreis’ 6,629 shares of time-vesting restricted stock and 10,953 time-vesting restricted stock units that were unvested at the time of his employment termination will continue to vest over the original vesting schedule. He also received continued health coverage under our group insurance plan through the end of the year.

Following the termination of Mr. George Feldenkreis’ employment without cause, if the Company later determines that his employment could have been terminated by the Company for cause or Mr. Feldenkreis breaches the noncompetition or nonsolicitation provisions in the employment agreement, then a “clawback” provision in his employment agreement requires the repayment to the Company immediately upon written demand by the Board of Directors of any amounts paid in conjunction with the termination for other than cause, which amounts would not have otherwise been due in the event of a termination for cause, and all vested and unvested stock options and other equity-based awards then held by Mr. George Feldenkreis will expire.

The terms of Mr. Feldenkreis’ agreement relating to termination of his employment and amounts due in the event of such a termination or a change of control are discussed in the section entitled “Payout to Certain Executive Officers upon Termination or Change in Control.”

Stanley Silverstein Employment Agreement

Effective September 9, 2013, we entered into an employment agreement with Stanley Silverstein, our International President, for a term of five years. The employment agreement provides for an annual salary of $500,000, subject to annual reviews for increases in the sole discretion of the Company’s Chief Executive Officer. Mr. Silverstein is also eligible to participate in the Company’s annual incentive compensation plan applicable to senior level executives as established and modified from time to time by the Company’s

Board of Directors. For the fiscal year 2014, Mr. Silverstein was entitled to receive a guaranteed bonus of $175,000, less applicable tax deductions, payable in September 2014. Commencing fiscal year 2015, Mr. Silverstein was eligible for incentive compensation with an annual threshold bonus opportunity equal to 40% of his then current base salary, a target bonus opportunity equal to not less than 100% of his then-current base salary, and a maximum bonus opportunity equal to not less than 130% of his then-current base salary. In each case, bonuses will be based on satisfaction of performance criteria established by the Company’s Compensation Committee for each fiscal year during the term of the agreement. In addition, Mr. Silverstein was granted an aggregate of 120,000 shares of restricted stock, 20,000 shares of which vested on September 9, 2014, 25,000 shares of which vested on September 9 in each of 2015, 2016 and 2017, and 25,000 shares of which will vest on September 9, 2018. The restricted stock will vest immediately upon a change in control (as defined in his employment agreement) and upon certain termination events as described below. Last, beginning in fiscal year 2016, Mr. Silverstein may, in the discretion of the Company, be eligible to participate in the Company’s applicable long-term incentive compensation plan as may be established and modified by the Company’s Board of Directors in its sole discretion.

The employment agreement also prohibits Mr. Silverstein from competing with the Company or calling on, soliciting or doing business with any customer or client of the Company or any subsidiary during the employment period and for six months after Mr. Silverstein’s last date of employment with the Company. In addition, for two years after termination of his employment, Mr. Silverstein is prohibited from or employing or attempting to employ any employee of the Company, or any person that was employed with the Company during the last six months of Mr. Silverstein’s employment with the Company. The terms of the Mr. Silverstein’s agreement relating to termination of his employment and amounts due in the event of such a termination or a change of control are discussed in the section captioned “Payout to Certain Executive Officers upon Termination or Change in Control” below.

Retirement Plans

Savings Plan

We offer a tax-qualified 401(k) Plan to all U.S. based associates, including the named executive officers, who are eligible to contribute the lesser of up to 60% of their annual salary or the limit prescribed by the Internal Revenue Service on a pre-tax or post-tax basis after 90 days of service to us. We match 35% of each participant’s elective deferral to the 401(k) plan that does not exceed 6% of such participant’s eligible compensation for employees who earn less than $85,000 and 20% for other employees. All participant contributions to the 401(k) Plan are fully vested upon contribution. Matching contributions vest after one year of service.

Non-Qualified Defined Contribution Plans

We do not offer any non-qualified deferred contribution and/or compensation plans.

Perquisites and Other Personal Benefits

We provide executive officers with perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. We periodically review the levels of perquisites and other personal benefits provided to executive officers. Some of the perquisites offered are automobiles or automobile allowances, country club memberships for entertainment purposes and term life insurance commensurate with the level of responsibility of the executive.

Risk Assessment

The Compensation Committee carefully considers the overall pay mix and incentive structure to discourage excessive risk taking. Senior executives are paid an annual base salary that is competitive in the market and are eligible for an annual cash incentive bonus and long term incentives.

The annual cash incentive bonus is based on multiple performance metrics that are consistent with our long-term goals. The performance metrics and goals are established by the Compensation Committee and based on budgeted levels that are reviewed and approved by the Board of Directors, and all incentive cash bonus awards, whether short term or long term, have maximum bonus payout amounts. Additionally, if the CEO/President, Executive Chairman or International President was terminated by us or at any time during the term of their employment agreement or for a reason other than “cause” (as defined in the applicable employment agreement) and we later determine that such person’s employment could have been terminated by us for “cause,” then a “clawback” provision in the CEO/President’s, Executive Chairman’s, or International President’s employment agreements requires the repayment to us immediately upon written demand by the Board of Directors of any amounts paid in conjunction with the termination for other than “cause,” which amounts would not have otherwise been due to the executive officer in the event of a termination for “cause.” The board adopted a Clawback Policy applicable to our executive officers in connection with the potential recoupment of incentive-based compensation paid to all covered employees. Additionally, we adopted a pledge and no hedge policy to avoid activities that may conflict with our best interests and the interests of our shareholders.

We also rely on long-term incentives that reward senior executive based on our long-term business and strategic goals. We award long term equity compensation in the form of stock appreciation rights, restricted stock, performance shares and performance-based cash. Stock appreciation rights and restricted stock typically vest annually over a period of three to five years. Performance awards to senior executives typically cliff vest at the end of a three to five year performance period and are based on one or more performance metrics and incorporate a maximum payment amount. The performance goals for the performance shares and the performance-based cash awards are the same, as established by the Compensation Committee, and are also based on budgeted levels, which are reviewed and approved by the Board of Directors. Additionally, we maintain equity ownership requirements that expose our senior executive officers to the loss of value of their equity ownership if stock appreciation is jeopardized.

The Compensation Committee oversees and annually reviews and approves our executive compensation structure and programs. During the course of its assessment, the Compensation Committee consults with various persons, including senior management and the independent compensation consultant retained by the Compensation Committee, to ensure that the compensation programs are designed to incentivize executives without encouraging excessive risk taking. Each of the compensation components is also reviewed and evaluated in assessing the potential risks arising in connection with compensating both our senior level officers and our other employees. We do not believe that there are any risks arising from our compensation policies and practices that are reasonably likely to have a material adverse effect on us or our businesses.

Policy on Deductibility of Compensation Expense

Internal Revenue Service rules do not permit us to deduct certain compensation paid to certain executive officers in excess of $1 million. Until the changes to Section 162(m) of the Code by the Tax Cuts and Jobs Act in 2017, however, compensation that met certain requirements to qualify as performance-based compensation under Section 162(m) was fully deductible. Accordingly, we were able to structure a portion of our compensation to meet such performance-based exemption to reduce the impact of the $1 million deduction limit. Due to changes made to Section 162(m) by the Tax Cuts and Jobs Act in 2017, any compensation that we pay in the future to covered employees (as defined in Section 162(m)) under compensation arrangements that are not grandfathered will be subject to the $1 million deduction limit, even if it is performance-based. Although the Compensation Committee attempts to use compensation policies and programs that preserve the tax deductibility of compensation expenses, it considers that its primary goal is to design compensation strategies that further the best interests of the Company and our shareholders. Therefore, the Compensation Committee has in the past paid, and may continue in the future to pay, compensation that is not fully deductible when it determines that such compensation is necessary or otherwise appropriate to further compensation strategies that are in the best interests of the Company and our shareholders.

Accounting for Stock-Based Compensation

We account for stock-based payments, including equity awards under our Long-Term Incentive Compensation Plan, in accordance with the requirements of ASC Topic 718, Compensation – Stock Compensation. This means that the value of these awards was determined and shown as an expense for the applicable period in our fiscal 2018 financial statements.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the SEC’s rules and regulations and, based on such review and discussions, the Compensation Committee recommended to the board that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

J. David Scheiner, Chairman

Joe Arriola

Bruce J. Klatsky

Michael W. Rayden

EXECUTIVE COMPENSATION

Set forth below are tables prescribed by the SEC proxy rules presenting the compensation with respect to fiscal 2016, fiscal 2017 and fiscal 2018 of (i) Oscar Feldenkreis, our Chief Executive Officer (April 2016 to present) and previously President and Chief Operating Officer (1993 to April 2016), (ii) Jorge Narino, our current interim Chief Financial Officer (November 2017 to present) (ii) David Rattner, our former Chief Financial Officer (February 2017 to November 2017), (iii) Anita D. Britt, our former Chief Financial Officer (who retired from the Company following fiscal 2017), (iv) our three most highly compensated executive officers in fiscal 2018 other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers on the last day of fiscal 2018, namely Stanley P. Silverstein and John F. Voith and David Enright, our Chief Operating Officer, and (v) one additional executive officer who was among our three most highly compensated executive officers in fiscal 2018 but was not serving as an executive officer on the last day of fiscal 2018, George Feldenkreis (Executive Chairman April 2016 to September 2017, previously Chief Executive Officer 1993 to April 2016), which we collectively refer to as the “named executive officers”).

Summary Compensation Table for Fiscal 2018

The following table discloses compensation paid or to be paid to the named executive officers with respect to fiscal 2018, fiscal 2017 and fiscal 2016.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)		SARS/ Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Oscar Feldenkreis, Chief Executive Officer and President (As of April 2016)	2018	1,350,000	—		1,255,563	(4,5)	—	1,683,210	130,100	(19)	4,418,873
	2017	1,278,841	—		1,255,501	(6,7)	—	169,275	217,355	(19)	2,920,972
	2016	1,000,000	197,747	(3)	370,055	(8)	—	166,500	358,644	(19)	2,092,946
Jorge Narino, Interim Chief Financial Officer	2018	235,092	—		195,245	(18)	—	55,000	4,213	(20)	489,550
David Rattner, Former Chief Financial Officer	2018	292,115	90,000	(10)	437,371	(5,10,11)	—	—	15,626	(21)	835,112
Anita D. Britt, Former Chief Financial Officer	2018	113,973	—		420,806	(9)	—	—	672,859	(22)	1,207,638
	2017	423,330	—		254,021	(7,9)	—	22,563	20,874	(22)	720,788
	2016	423,425	—		82,251	(8)	—	68,541	24,446	(22)	598,663
George Feldenkreis, Former Executive Chairman (Through September 2017)	2018	556,731	—		232,532	(12)	—	1,322,300	254,512	(23)	2,366,075	(27)
	2017	809,615	—		232,507	(7)	—	169,275	319,986	(23)	1,531,383
	2016	1,000,000	197,747	(3)	370,055	(8)	—	166,500	232,833	(23)	1,967,135
John F. Voith, President, Golf Division	2018	515,000	—		360,570	(5,13)	—	300,000	23,738	(24)	1,199,308
	2017	515,000	—		360,495	(7,14)	—	32,025	34,577	(24)	942,097
	2016	515,306	—		116,710	(8)	—	113,775	26,758	(24)	772,549
Stanley P. Silverstein, President, International Development and Global Licensing	2018	515,000	—		360,570	(5,15)	—	325,000	22,663	(25)	1,223,233
	2017	515,000	—		360,495	(7,16)	—	—	19,896	(25)	895,391
	2016	509,808	—		116,710	(8)	—	234,438	19,708	(25)	880,664
David Enright, Chief Operating Officer	2018	450,000	—		270,067	(5,17)	—	100,000	4,303	(26)	824,370

(1)	The amounts shown are the grant date fair value calculated in accordance with ASC Topic 718, Compensation – Stock Compensation, excluding the offset of estimated forfeitures. The assumptions used are described in Footnote 23 to our consolidated financial statement in our Annual Report on Form 10-K for fiscal 2018.
(2)	For fiscal 2018, the amounts shown include the payments earned under the 2016 LTI Plan, paid in fiscal 2019, for Oscar Feldenkreis ($1,110,000), George Feldenkreis ($1,110,000), John Voith ($175,000) and Stanley Silverstein ($175,000). The rest of the fiscal 2018 amounts in this column reflect bonuses paid under the EMI plan (for Oscar Feldenkreis and George Feldenkreis) or the MIP plan (for our other named executive officers) based on performance criteria established and achieved in fiscal 2018. For fiscal 2017, the amount represents the bonuses earned under the 2015 LTI Plan, paid in fiscal 2018. For fiscal 2016, the amount for each of George Feldenkreis and Oscar Feldenkreis represent the bonuses paid under the 2014 LTI Plan. For fiscal 2016, the amounts for each of Anita D. Britt, John F. Voith and Stanley P. Silverstein represent bonuses paid under the Management Incentive Compensation Plan based on performance criteria established and achieved in fiscal 2016.
(3)	Represents a bonus paid in connection with expanding fiscal 2016 adjusted EBITDA margin to 6.1% which was driven by adjusted gross margin expansion of 170 basis points.
(4)	Represents 39,425 shares of restricted stock granted in April 25, 2017, which vest up to 100%, provided that certain performance criteria have been achieved as of the last day of fiscal 2020 and Oscar Feldenkreis is still an employee of the Company on such date (and Oscar Feldenkreis may be entitled to additional shares if the Company exceeds the performance criteria).
(5)	Represents shares of restricted common stock that vest in three equal annual installments commencing April 25, 2018; 19,716 shares for Oscar Feldenkreis; 3,300 for David Rattner; 3,399 for Stanley P. Silverstein and John F. Voith; and 4,242 for David Enright.
(6)	Represents 44,333 shares of restricted stock granted in April 20, 2016, which vest up to 100%, provided that certain performance criteria have been achieved as of the last day of fiscal 2019 and Oscar Feldenkreis is still an employee of the Company on such date (and Oscar Feldenkreis may be entitled to additional shares if the Company exceeds the performance criteria).
(7)	Represents shares of restricted common stock that vest in three equal annual installments commencing April 20, 2017; 22,166 shares for Oscar Feldenkreis; 12,315 for George Feldenkreis; 4,485 for Anita Britt; and 3,819 for Stanley P. Silverstein and John F. Voith.
(8)	Represents shares of restricted common stock that vest in three equal annual installments commencing on April 22, 2016: 14,820 shares for George Feldenkreis and Oscar Feldenkreis; 3,294 shares for Anita D. Britt; and 4,674 shares for John F. Voith and Stanley P. Silverstein.
(9)	For fiscal 2018, represents the incremental fair value of equity awards held by Ms. Britt covering 18,416 shares that were modified in connection with her retirement to accelerate vesting, calculated on the basis of the closing price per share of our common stock of $22.85 on the date of modification. For fiscal 2017, represents 8,968 shares of restricted stock granted in April 20, 2016, which would have vested up to 100%, provided that certain performance criteria had been achieved as of the last day of fiscal 2019 and Ms. Britt was still an employee of the Company on such date (and Ms. Britt might have been entitled to additional shares if the Company exceeds the performance criteria).
(10)	Represents 10,000 shares of restricted common stock that vest in three equal annual installments commencing on February 6, 2018 and a sign on bonus of $90,000 in connection with his hiring.
(11)	Represents 6,595 shares of restricted stock granted on April 25, 2017, which would have vested up to 100%, provided that certain performance criteria had been achieved as of the last day of fiscal 2020 and Mr. Rattner was still an employee of the Company on such date (and Mr. Rattner might have been entitled to additional shares if the Company exceeds the performance criteria). Mr. Rattner forfeited this award upon his separation from service.
(12)	Represents 10,953 restricted stock units that vest in three equal annual installments commencing on April 25, 2018.
(13)	Represents 13,585 shares of restricted stock granted on April 25, 2017, which vest up to 100%, provided that certain performance criteria have been achieved as of the last day of fiscal 2020 and Mr. Voith is still an employee of the Company on such date (and Mr. Voith may be entitled to additional shares if the Company exceeds the performance criteria).
(14)	Represents 15,275 shares of restricted stock granted in April 20, 2016, which vest up to 100%, provided that certain performance criteria have been achieved as of the last day of fiscal 2019 and Mr. Voith is still an employee of the Company on such date (and Mr. Voith may be entitled to additional shares if the Company exceeds the performance criteria).
(15)	Represents 13,585 shares of restricted stock granted on April 25, 2017, which vest up to 100%, provided that certain performance criteria have been achieved as of the last day of fiscal 2020 and Mr. Silverstein is still an employee of the Company on such date (and Mr. Silverstein may be entitled to additional shares if the Company exceeds the performance criteria).
(16)	Represents 15,275 shares of restricted stock granted in April 20, 2016, which vest up to 100%, provided that certain performance criteria have been achieved as of the last day of fiscal 2019 and Mr. Silverstein is still an employee of the Company on such date (and Mr. Silverstein may be entitled to additional shares if the Company exceeds the performance criteria).
(17)	Represents 8,479 shares of restricted stock granted in April 20, 2016, which vest up to 100%, provided that certain performance criteria have been achieved as of the last day of fiscal 2019 and Mr. Enright is still an employee of the Company on such date (and Mr. Enright may be entitled to additional shares if the Company exceeds the performance criteria).

(18)	Represents 3,500 shares of restricted common stock that vest in three equal annual installments commencing on April 11, 2018 and 5,000 shares of restricted common stock that vest in three equal annual installments commencing on December 12, 2018.
(19)	Consists of: (i) $12,217 and $12,302 in fiscal 2018 and 2017, respectively, for Oscar Feldenkreis’ personal use of our automobile and $11,474 in fiscal 2016, for Oscar Feldenkreis’ personal use of two of our automobiles; (ii) $26,008 in each of fiscal 2018, 2017, and 2016 attributable to our payment of term life insurance premiums on policies for which Oscar Feldenkreis’ family is the beneficiary; (iii), $3,240, $3,180, and $2,795, in fiscal 2018, 2017, and 2016, respectively, in our 401(k) matching contributions; (iv) $1,986, $2,009, and $2,055, for fiscal 2018, 2017, and 2016, respectively, for the imputed value of group life insurance benefits for which Oscar Feldenkreis’ family is the beneficiary in excess of specified amounts as determined by the Internal Revenue Service; (v) $ 32,351, $32,949, and $33,688, in fiscal 2018, 2017, and 2016, respectively, attributable to our payment of health and long term disability benefits; (vi) $22,980 and $20,940, in each of fiscal 2017and 2016, respectively, for country club membership fees; (vii) $54,297, $81,851, and $261,684, in fiscal 2018, 2017, and 2016 respectively, as reimbursement for the payment of New York non-resident income tax; and (viii) $36,076 in fiscal 2017 for legal fees related to new employment agreement.
(20)	Consists of: (i) ) $2,169 in fiscal 2018, in our 401(k) matching contributions; (ii) $484 in fiscal 2018, for the imputed value of group life insurance benefits for which Mr. Narino’s family is the beneficiary in excess of specified amounts as determined by the Internal Revenue Service; and (iii) $1,560 in fiscal 2018, for a wireless phone allowance.
(21)	Consists of: (i) ) $3,529 in fiscal 2018, in our 401(k) matching contributions; (ii) $331 in fiscal 2018, for the imputed value of group life insurance benefits for which Mr. Rattner’s family is the beneficiary in excess of specified amounts as determined by the Internal Revenue Service; (iii) $1,335 in fiscal 2018, attributable to our payment of health and long term disability benefits; (iv) $9,231 in fiscal 2018, for Mr. Rattner’s automobile allowance; and (v) $1,200 in fiscal 2018, for a wireless phone allowance.
(22)	Consists of: (i) $2,308, $12,000, and $12,000, in each of fiscal 2018, 2017, and 2016 respectively, for Ms. Britt’s automobile allowance; (ii) $12,578,$6,298, and $6,463, in fiscal 2018, 2017, and 2016 respectively, attributable to our payment of health and long term disability benefits; (iii) $160, $1,017, and $1,018, in fiscal 2018, 2017, and 2016, respectively, for the imputed value of group life insurance benefits for which Ms. Britt’s family is the beneficiary in excess of specified amounts as determined by the Internal Revenue Service; (iv) $300, $1,560, and $1,560, in fiscal 2018, 2017, and 2016, respectively, for a wireless phone allowance; (v) a $657,513 payment in fiscal 2018 in connection with Ms. Britt’s retirement; and (vi) $3,405 in fiscal 2016, as reimbursement for the payment of New York non-resident income tax.
(23)	Consists of: (i) $4,113 and $6,663 for fiscal 2017 and 2016 for personal use of our automobiles; (ii) $154,930, in each of fiscal 2018, 2017, and 2016, attributable to our payment of term life insurance premiums on policies for which George Feldenkreis’ family is the beneficiary; (iii) $3,240, $3,180, and $2,929, in fiscal 2018, 2017, and 2016, respectively, in our 401(k) matching contributions; (iv) $6,465, $9,492, and $9,846, in each of fiscal 2018, 2017, and 2016, for the imputed value of group life insurance benefits for which George Feldenkreis’ family is the beneficiary in excess of specified amounts as determined by the Internal Revenue Service; (v) $30,908, $36,075, and $34,209, in fiscal 2018, 2017, and 2016 respectively, attributable to our payment of health and long term disability benefits; (vi) $43,920 in fiscal 2017, $22,980 relating to fiscal 2017 and $20,940 related to fiscal 2016 country club membership fees; (vii) $7,342, $32,294, and $24,256, in fiscal 2018, 2017, and 2016, respectively, as reimbursement for the payment of New York non-resident income tax; (viii) $51,627 attributed to the imputed fair market value of automobile and (ix) $35,982 in fiscal 2017 in legal fees related to new employment agreement.
(24)	Consists of: (i) $8,639, $8,639, and $8,872, in fiscal 2018, 2017, and 2016, respectively, attributable to our payment of health and long term disability benefits; (ii) $3,046, $3,163, and $3,154, in fiscal 2018, 2017, and 2016, respectively, for the imputed value of group life insurance benefits for which Mr. Voith’s family is the beneficiary in excess of specified amounts as determined by the Internal Revenue Service; (iii) $1,560, $1,560 and $1,560, in fiscal 2018, 2017, and 2016, respectively, for a wireless phone allowance; (iv) $3,240, $3,180, and $2,956, in fiscal 2018, 2017, and 2016, respectively, in our 401(k) matching contributions, and (v) $ 7,253, $18,035, and $10,216, in fiscal 2018, 2017, and 2016 respectively, as reimbursement for the payment of New York non-resident income tax.
(25)	Consists of: (i) $5,863, $3,156, and $3,155 in fiscal 2018, 2017, and 2016, respectively, for the imputed value of group life insurance benefits as to which Mr. Silverstein’s family is the beneficiary in excess of specified amounts as determined by the Internal Revenue Service; (ii) $1,560 for a wireless phone allowance in fiscal 2018, 2017, and fiscal 2016; (iii) $12,000 for Mr. Silverstein’s automobile allowance in fiscal 2018, 2017 and fiscal 2016; and (iv) $3,240, $3,180, and $2,993, in fiscal 2018, 2017, and 2016, respectively, in our matching 401(k) contributions.
(26)	Consists of: (i) ) $3,240 in fiscal 2018, in our 401(k) matching contributions; and (ii) $1,063 in fiscal 2018, for the imputed value of group life insurance benefits for which Mr. Enright’s family is the beneficiary in excess of specified amounts as determined by the Internal Revenue Service.
(27)	Does not include $35,604 in retainers paid to George Feldenkreis for his service as a non-employee director in fiscal 2018 following the termination of his role as Executive Chairman on September 20, 2017. This amount is reflected in the Director Compensation Table above.

Grants of Plan-Based Performance Cash and Equity Awards for Fiscal 2018

The following table provides information with respect to our short-term and long-term incentive awards made to our named executive officers under our compensation plans during fiscal 2018:

Name			Estimated Future Payments Non-Equity Incentive Plan Awards			Estimated Future Payments Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares or Stock or Units (#)(4)	Grant Date Fair Value of Stock and Option Awards ($)
	Type of Awards	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Oscar Feldenkreis, CEO and President	Annual Incentive Award (1)	4/25/2017	540,000	1,350,000	2,025,000	—	—	—	—	—
	Performance Unit Award (2)	4/25/2017	418,500	837,000	1,255,500	—	—	—	—	—
	Performance Restricted Share Award	4/25/2017	—	—	—	418,500	837,000	1,255,500	—	—
	Restricted Share Grant	4/25/2017	—	—	—	—	—	—	19,716	232,532
Jorge, Narino, Interim Chief Financial Officer	Restricted Share Grant	4/11/2017	—	—	—	—	—	—	3,500	71,295
	Annual Incentive Award (1)	4/25/2017	33,600	84,000	126,000	—	—	—	—	—
	Restricted Share Grant	12/12/2017	—	—	—	—	—	—	5,000	123,950
David Rattner, Former Chief Financial Officer	Restricted Share Grant	2/6/2017	—	—	—	—	—	—	—	—
	Annual Incentive Award (1)	4/25/2017	56,000	140,000	210,000	—	—	—	10,000	227,300
	Performance Restricted Share Award	4/25/2017	—	—	—	70,000	140,000	210,000	—	—
	Restricted Share Grant	4/25/2017	—	—	—	—	—	—	3,300	70,059
Anita D. Britt, Former Chief Financial Officer	Accelerated Vesting of Share-Based Awards (5)	3/15/2017	—	—	—	—	—	—	18,416	420,806

George Feldenkreis, Former Executive Chairman	Annual Incentive Award (1)	4/25/2017	300,000	750,000	1,125,000	—	—	—	—	—
	Performance Unit Award (2)	4/25/2017	465,000	930,000	1,395,000	—	—	—	—	—
	Restricted Share Grant	4/25/2017	—	—	—	—	—	—	10,953	232,532
John F. Voith, President, Golf Division	Annual Incentive Award (1)	4/25/2017	82,400	206,000	309,000	—	—	—	—	—
	Performance Restricted Share Award	4/25/2017	—	—	—	144,200	288,400	432,600	—	—
	Restricted Share Grant	4/25/2017	—	—	—	—	—	—	3,399	72,161
Stanley Silverstein, President, Int’l Development and Global Licensing	Annual Incentive Award (1)	4/25/2017	206,000	515,000	772,500	—	—	—	—	—
	Performance Restricted Share Award	4/25/2017	—	—	—	144,200	288,400	432,600	—	—
	Restricted Share Grant	4/25/2017	—	—	—	—	—	—	3,399	72,161
David Enright, Chief Operating Officer	Annual Incentive Award (1)	4/25/2017	90,000	225,000	337,500	—	—	—	—	—
	Performance Restricted Share Award	4/25/2017	—	—	—	90,000	180,000	270,000	—	—
	Restricted Share Grant	4/25/2017	—	—	—	—	—	—	4,242	90,058

(1)	Reflects cash incentive amounts of 40% at threshold, 100% at target and 150% at maximum of applicable percentage of base salary that might have been paid to each named executive officer if such person had achieved pursuant to specific incentive performance levels based on various adjusted revenue growth, adjusted gross margin and/or adjusted operating profit margins ranges for fiscal 2018. The certain performance level were achieved and annual cash incentives were paid for fiscal 2018, as reflected in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” set forth above. These awards are described in further detail under “Compensation Discussion and Analysis” above.
(2)	Reflects the threshold, target and maximum dollar amounts of performance unit awards that, depending on performance results achieved with respect to specified target levels of earning before taxes, as adjusted, return on invested capital, as adjusted and relative total shareholder return versus our fiscal 2018 peer group, might be paid to each named executive officer at the completion of the three year performance period ending on February 1, 2020. Vested performance unit awards are paid in cash equal to the number of performance units that vest, multiplied by $1.00, less applicable tax withholding. These awards are described in further detail under the “Compensation Discussion and Analysis” above.
(3)	Reflects the threshold, target and maximum dollar amounts of performance-based restricted shares that, depending on performance results achieved with respect to specified target levels of earning before taxes, as adjusted, return on invested capital, as adjusted and relative shareholder return versus our fiscal 2018 peer group, might be paid to each named executive officer at the completion of the three year performance period ending February 1, 2020. Vested performance-based restricted share awards are paid in restricted shares. These awards are described in further detail under the “Compensation Discussion and Analysis” above.
(4)	Represents time-vested restricted stock awarded or restricted stock units to each named executive officer during fiscal 2018, which vest on a pro-rated basis over a three year period commencing on the first annual anniversary of the grant date. This amount is reflected in the “Stock Awards” column of the “Summary Compensation Table” set forth above. These time-vested restricted stock awards are described in further detail under “Compensation Discussion and Analysis” above.
(5)	Represents the incremental fair value of equity awards held by Ms. Britt covering 18,416 shares that were modified in connection with her retirement to accelerate vesting, calculated on the basis of the closing price per share of our common stock of $22.85 on March 15, 2017, the date of modification.

None of our named executive officers participated in our pension plan and none of our named executive officers received any non-qualified deferred compensation during fiscal 2018.

Outstanding Equity Awards at Fiscal Year Ended February 3, 2018

The following table provides information with respect to outstanding stock options, SARS and restricted stock held by our named executive officers at February 3, 2018:

	Option/SARS Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options/ SARS Exercisable (#)	Number of Securities Underlying Unexercised Options/ SARS Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Oscar Feldenkreis, CEO & President	57,894			28.38	4/10/2018
						39,433	(2)	931,802	44,333	(8)	1,047,589
									39,425	(9)	931,613

									83,758		1,979,202

Jorge Narino, Interim Chief Financial Officer						8,900	(3)	210,307	—		—
George Feldenkreis, Former Executive Chairman	57,894			28.38	4/10/2018				—		—
						17,582	(4)	258,819	—		—
John F. Voith, President, Golf Division	6,291			28.38	4/10/2018				—		—
						7,502	(5)	177,272	15,275	(8)	360,948
									13,585	(9)	321,014

									28,860		681,962

Stanley P. Silverstein, President, International Development and Global Licensing						32,502	(6)	768,022	15,275	(8)	360,948
									13,585	(9)	321,014

									28,860		681,962

David Enright, Chief Operating Officer						10,908	(7)	257,756	8,479	(9)	200,359

(1)	Based on the closing sales price for our common stock on the NASDAQ Global Select Market on February 2, 2018, the last trading day of fiscal 2018, in the amount of $23.63 per share.
(2)	Includes (i) 14,777 shares of restricted stock that vest in two installment commencing on April 20, 2018; (ii) 4,940 shares of restricted stock that vest on April 22, 2018; (iii) 19,716 shares of restricted stock that vest in three equal annual installments commencing on April 25, 2018.
(3)	Includes (i) 3,500 shares of restricted stock that vest in three equal annual installments commencing on April 11, 2018; (ii) 5,000 shares of restricted stock that vest in three equal annual installments commencing on December 12, 2018; and (iii) 400 shares of restricted stock that vest on July 14, 2018.
(4)	Includes 6,629 shares of restricted stock that vested for accounting and income tax purposes, but are still subject to time vesting. Includes 10,953 restricted stock units that vest in three equal annual installments commencing on April 25, 2018
(5)	Includes (i) 2,545 shares of restricted stock that vest in two equal annual installments commencing on April 20, 2018; (ii) 1,558 shares of restricted stock that vest on April 22, 2018 and (iii) 3,399 shares of restricted stock that vest in three equal annual installments commencing on April 25, 2018.
(6)	Includes (i) 2,545 shares of restricted stock that vest in two equal annual installments commencing on April 20, 2018; (ii) 1,558 shares of restricted stock that vest on April 22, 2018; (iii) 3,399 shares of restricted stock that vest in three equal annual installments commencing on April 25, 2018; and (iv) 25,000 shares of restricted stock which vest on September 9, 2018.
(7)	Includes (i) 6,666 shares of restricted stock that vest in two equal annual installments commencing on June 2, 2018 and (ii) 4,242 shares of restricted stock that vest in three equal annual installments commencing on April 25, 2018.
(8)	These shares of restricted stock vest 100% on the date the Company files its Annual Report on Form 10-K for fiscal 2019, provided that the Company has met certain performance criteria and he or she is still an employee of the Company.
(9)	These shares of restricted stock vest 100% on the date the Company files its Annual Report on Form 10-K for fiscal 2020, provided that the Company has met certain performance criteria and he or she is still an employee of the Company.

Option Exercises and Stock Vested in Fiscal 2018

The following table provides information on stock option exercises and vesting of restricted stock held by the named executive officers during fiscal 2018:

	Option/SARS Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Oscar Feldenkreis	—	—	33,079	(1)	831,538
Jorge Narino	—	—	400	(2)	7,708
David Rattner	—	—	—		—
Anita D. Britt	5,607	96,732	18,416		695,096
George Feldenkreis	—	—	19,909	(3)	—
John F. Voith	—	—	6,758	(4)	142,003
Stanley P. Silverstein	—	—	27,832	(5)	610,691
David Enright	—	—	3,334		62,513

(1)	Includes 11,039 shares withheld for the payment of taxes.
(2)	Includes 131 shares withheld for the payment of taxes.
(3)	Shares were considered vested for accounting and income tax purposes in previous years.
(4)	Includes 1,843 shares withheld for the payment of taxes.
(5)	Includes 10,273 shares withheld for the payment of taxes.

PAYOUT TO CERTAIN EXECUTIVE OFFICERS UPON TERMINATION OR CHANGE IN CONTROL

This section describes payments that would be made to certain of our named executive officers as a result of (i) a termination of the executive due to death or disability, (ii) a termination of the executive without “cause” or the executive’s resignation for “good reason,” or (iii) a termination of the executive because a “change in control” has occurred and either we have terminated the executive without “cause” or the executive has quit for “good reason.” In quantifying the amounts we would pay to each executive under each of these circumstances, we have assumed that the executive’s termination occurred on February 3, 2018, which was the last day of fiscal 2018.

As previously disclosed, George Feldenkreis’ role as Executive Chairman of the Board was terminated on September 20, 2017, and he received the benefits described below. Ms. Britt retired from the Company in March 2017 and, in connection with her retirement, the Compensation Committee approved the accelerated vesting of 18,416 shares of restricted stock and performance shares, which had a value of approximately $420,806 based on our closing share price on March 15, 2017 (the date of the modification), and $22,563 in performance cash that would otherwise have been forfeited. Mr. Rattner received no accelerated or enhanced benefits as a result of his separation from service during fiscal 2017.

In all cases of termination of our named executive officers, the executives would be entitled to receive (a) base salary earned during fiscal 2018 but not paid as of the last day of our fiscal year, and (b) annual incentive compensation awards earned during fiscal 2018 but not paid as of the last day of our fiscal year. The potential termination payments described below do not include these amounts, which are reflected in the Summary Compensation Table.

Upon termination of the employment agreement of Oscar Feldenkreis, our CEO/President, by reason of his death or disability (as defined in his employment agreement), Mr. Feldenkreis or his estate will be entitled to receive a lump sum amount equal to (a) his base salary earned but not paid prior to the date of termination, (b) all annual incentive compensation awards with respect to any year prior to the year in which his termination occurred, which have been earned but have not yet been paid, (c) his pro rata target bonus, (d) all performance-based compensation payable in cash and based on a performance metric other than stock price, payable on a pro rata basis based on the portion of the performance period completed as of the date of termination assuming that all target goals had been achieved, (e) all premiums for health insurance for Mr. Feldenkreis, his spouse and his dependents for as long as they are eligible for COBRA coverage under the Company’s health plan, and (f) any other amounts earned under the employment agreement that have not been paid as of the termination of the employment agreement. All restricted stock, restricted stock units, performance shares, performance units, stock options, stock appreciation rights, and all other equity-based long-term incentive compensation awards will immediately vest as of the termination date and will be paid or distributed, as the case may be, assuming that all target goals had been achieved as of the date of termination. In addition, all stock options held by Mr. Feldenkreis as of the date of his termination that were granted prior to February 1, 2008 shall remain exercisable until such times as they terminate in accordance with the terms of the applicable stock option agreements, and all stock options held by Mr. Feldenkreis as of the date of his termination that were granted on or after February 1, 2008 shall remain exercisable until the earlier of: (a) the stock option’s originally scheduled expiration date, or (b) the end of the one-year period immediately following the termination date.

Additionally, if the termination of Oscar Feldenkreis’ employment agreement occurs without cause (as defined in his employment agreement) or for good reason, he will receive all of the amounts that would have been due to him in the event of his death or disability, as described above, except that he shall receive (i) all of his annual incentive compensation award, without pro ration, based on the actual achievement of the performance goals as established under such arrangement, with respect to the year in which the termination occurs, payable when such annual incentive compensation award is paid to our other senior executives; (ii) all performance-based compensation, without pro ration, payable in cash and based on a performance metric other than stock price, based on the actual achievement of the performance goals established under such arrangement, payable when such performance-based compensation is paid to our other senior executives; and (iii) all performance-based equity incentive plan awards, which shall vest on the date that the performance goals established under such performance-based equity compensation arrangements are achieved. Additionally, Mr. Feldenkreis will receive a lump sum cash payment equal to 200% of the sum of (a) the greater of (i) his base salary at the time of termination or (ii) his base salary immediately prior to the reduction that gave rise to the termination for good reason, plus (b) the greater of (i) the target bonus in effect at the time of termination or (ii) the target bonus immediately prior to the reduction that gave rise to the termination for good reason.

Oscar Feldenkreis’ agreement also provides for severance in the event he is terminated by us without cause within six months prior to or two years after a change in control, or if he quits for good reason during such period. In such case, he will be entitled to receive all of the amounts that would have been due to him in the event of his death or disability, as described above, plus a lump sum cash payment equal to 300% of the sum of (a) the greater of (i) his base salary at the time of termination or (ii) his base salary immediately prior to any reduction that gave rise to the termination for good reason, and (b) the greater of (i) the target bonus in effect at the time of termination or (ii) the target bonus immediately prior to the reduction that gave rise to the termination for good reason.

If Oscar Feldenkreis is terminated by us for a reason other than “cause” (as defined in his employment agreement) and we later determine that his employment could have been terminated by us for “cause,” then a “clawback” provision in his employment agreement requires the repayment to us immediately upon written demand by our Board of Directors of any amounts paid in conjunction with the termination for other than “cause,” which amounts would not have otherwise been due in the event of a termination for “cause.”

If Oscar Feldenkreis’ employment had terminated as a result of his death or disability as of the end of fiscal 2018, he would have been entitled to receive $37,362, representing premiums for health insurance for Mr. Feldenkreis, his spouse and his dependents for the period they would be eligible for COBRA coverage and $1,350,000, representing a pro-rata target bonus for the year of termination. Additionally, Mr. Feldenkreis would have been entitled to receive $1,480,000 relating to the fiscal 2016 long-term performance-based cash payout plan, $558,000 relating to the fiscal 2017 long-term performance-based cash payout plan, and $279,000 relating to the fiscal 2018 long-term performance-based cash payout plan, for a total of $2,317,000. Additionally, Mr. Feldenkreis’ 39,433 unvested shares of restricted stock and 83,758 unvested shares of performance vesting restricted stock would have vested.

If Oscar Feldenkreis’ employment had been terminated by us without cause or he had resigned for good reason as of the end of fiscal 2018, he would have been entitled to receive (i) $37,362, representing premiums for health insurance the period he would be eligible for COBRA coverage, (ii) $1,350,000, representing 100% of Mr. Feldenkreis’ target bonus for the year of termination, and (iii) $5,400,000, which represents 200% of the sum of (a) the greater of (x) his base salary at the time of termination or (y) his base salary immediately prior to the reduction that gave rise to the termination for good reason, plus (b) the greater of (x) the target bonus in effect at the time of termination or (y) the target bonus immediately prior to the reduction that gave rise to the termination for good reason. Additionally, Mr. Feldenkreis’ 39,433 unvested shares of restricted stock would have vested and all performance-based compensation will vest based on the actual achievement of the performance goals established under such arrangement, payable when such performance-based compensation is paid to our other senior executives.

If Oscar Feldenkreis’ employment had been terminated by us without cause within six months prior to or two years after a change in control or if he had quit for good reason during such time period, effective as of the end of fiscal 2018, he would have been entitled to receive all the amounts payable in the event of his death or disability as described above, $3,704,362, plus $8,100,000, which represents 300% of the sum of (a) the greater of (i) his base salary at the time of termination or (ii) his base salary immediately prior to the reduction that gave rise to the termination for good reason, plus (b) the greater of (i) the target bonus in effect at the time of termination or (ii) the target bonus immediately prior to the reduction that gave rise to the termination for good reason, for a total of $11,804,362. Additionally, Mr. Feldenkreis’ 39,433 unvested shares of restricted stock and 83,758 unvested shares of performance vesting restricted stock would have vested.

The execution by Oscar Feldenkreis of a waiver of claims and general release is a condition to receiving the termination benefits described above.

Following the end of Mr. George Feldenkreis’ employment as a result of the termination of the Executive Chairman role, he received, in addition to any previously accrued but unpaid amounts, (a) a lump sum cash payment of $1,000,000, (b) a cash payment in lieu of notice equal to $187,500 and (c) a pro rata portion of his fiscal 2018 annual incentive compensation award, adjusted for actual performance, in the amount of $212,300. In addition, he remained eligible to receive his full fiscal 2016, 2017 and 2018 LTI Plan performance cash awards, subject to actual performance over the entire performance period. The amount of his fiscal 2016 LTI Plan award earned in fiscal 2018 and paid in fiscal 2019 was, as disclosed in the Summary Compensation Table, $1,110,000. The amounts of the fiscal 2017 and 2018 LTI Plan awards are unknown because they will depend on actual performance over the entire performance period. Mr. Feldenkreis’ 6,629 shares of time-vesting restricted stock and 10,953 time-vesting restricted stock units that were unvested at the time of his employment termination will continue to vest over the original vesting schedule. He also received continued health coverage under our group insurance plan through the end of the year.

George Feldenkreis was required to execute a waiver of claims and general release as a condition to receiving the termination benefits described above.

Upon termination of the employment agreement of Mr. Silverstein, our International President, by reason of his death or disability (as defined in his employment agreement), Mr. Silverstein or his estate will be entitled to receive a lump sum amount equal to (a) his base salary earned but not paid prior to the date of termination, (b) reimbursement for expenses accrued during the term of employment, (c) vested benefits (including vacation) accrued through the date of such termination and (d) any annual bonus in respect of the fiscal year preceding the fiscal year in which Mr. Silverstein’s employment ends and which has not yet been paid. Mr. Silverstein’s unvested restricted shares will also immediately vest.

Additionally, if Mr. Silverstein’s employment agreement is terminated without cause (as defined in his employment agreement) or for good reason, he will receive all of the amounts that would have been due to him in the event of his death or disability, as described above, and a lump sum cash amount equal to 50% of his base salary.

Mr. Silverstein’s agreement also provides for severance in the event he is terminated by the Company without cause or by Mr. Silverstein for good reason within six months prior to or two years after a change in control (which shall not include an acquisition of the Company by George Feldenkreis or any of his relatives). In such case, he will be entitled to receive all of the amounts that would have been due to him in the event of his death or disability, as described above, except that the severance payment will be increased to 200% of the sum of Mr. Silverstein’s base salary and bonus opportunity at target.

If Mr. Silverstein is terminated by the Company without cause (as defined in his employment agreement) and the Company later determines that his employment could have been terminated by the Company for cause, then a “clawback” provision in his employment agreement requires the repayment to the Company immediately upon written demand by the Board of Directors of any amounts paid in conjunction with the termination without cause that would not have paid to him if he had been terminated for cause.

If Mr. Silverstein’s employment had been terminated by us without cause or he had resigned for good reason as of the end of fiscal 2018, he would have been entitled to receive $257,500 which represents 50% of his base salary. Additionally, 25,000 of Mr. Silverstein’s unvested shares of restricted stock would have vested.

If Mr. Silverstein’s employment had been terminated by us without cause within six months prior to or two years after a change in control or if he had resigned for good reason during such time period, effective as of the end of fiscal 2018, he would have been entitled to receive $2,060,000, representing 200% of his base salary and 200% of his target bonus. Additionally, 25,000 of Mr. Silverstein’s unvested shares of restricted stock would have vested.

The execution by Mr. Silverstein of a waiver of claims and general release is a condition to receiving the termination benefits described above.

Under our 2015 Long-Term Incentive Compensation Plan, if a change in control occurs in which the Company is not the surviving corporation (or the Company survives only as a subsidiary of another corporation), all outstanding awards that are not exercised or paid at the time of the change in control will be assumed by, or replaced with awards that have comparable terms by, the surviving corporation (or a parent or subsidiary of the surviving corporation) unless the Compensation Committee determines otherwise.

The Compensation Committee has the discretion to provide for full or partial vesting of awards upon a participant’s involuntary termination of employment or service that occurs in connection with a change in control, subject to the terms and conditions of a participant’s employment agreement, or if none, the award agreement. If the vesting of any such awards is based, in whole or in part, on performance, the applicable employment agreement or award agreement will specify how the portion of the award that becomes vested upon termination will be calculated.

In the event of a change in control, if all outstanding awards are not assumed by, or replaced with awards with comparable terms by, the surviving corporation (or a parent or subsidiary of the surviving corporation), the Compensation Committee may take any of the following actions with respect to any or all outstanding awards, without the consent of any participant: (i) the Compensation Committee may determine that outstanding stock options and stock appreciation rights will automatically accelerate and become fully exercisable, and the restrictions and conditions on outstanding stock awards, stock units, cash awards and dividend equivalents will immediately lapse; (ii) the Compensation Committee may determine that participants will receive a payment in settlement of outstanding stock units, cash awards or dividend equivalents in such amount and form as may be determined by the Compensation Committee; (iii) the Compensation Committee may require that participants surrender their outstanding stock options and stock appreciation rights in exchange for a payment, in cash or stock as determined by the Compensation Committee, equal to the amount (if any) by which the fair market value of the shares of common stock subject to the unexercised stock option and stock appreciation right exceed the stock option exercise price or base price and (iv) the Compensation Committee may terminate outstanding stock options and stock appreciation rights after giving participants an opportunity to exercise the outstanding stock options and stock appreciation rights. Such surrender, termination or payment will take place as of the date of the change in control or such other date as the Compensation Committee may specify. If the per share fair market value of our stock does not exceed the per share exercise price or base price, as applicable, we will not be required to make any payment to the participant upon surrender of the stock option or stock appreciation right.

Other than as described above, our named executive officers would not have received any additional or other enhanced benefits upon a termination of employment or change of control of the Company on the last day of fiscal 2018. However, in April 2018, the

Compensation Committee approved a new CIC Severance Plan that provides for the payment of severance benefits to certain senior executive officers of the Company or its affiliates that have been selected by the Board and the Company’s management if there is a Qualifying Termination. If the CIC Severance Plan had been in place on the last day of fiscal 2018, our Interim CFO, our Golf Division President and our Chief Operating Officer would have received, in addition to accrued but unpaid base salary, earned vacation time, unreimbursed business expenses incurred prior to termination and other vested compensation or benefits through the date of termination, the following severance benefits upon a Qualifying Termination: continued base salary during the applicable severance period (18 months for the participating named executive officers), a prorated annual cash bonus for the year of termination, based on actual full-year performance, and COBRA premiums during the severance period. For our Interim CFO, the accelerated portion of these benefits would have been valued at: $420,000 in continued base salary for 18 months and $15,129 in COBRA premiums for 18 months. For our Golf Division President, these benefits would have been valued at: $772,500 in continued base salary for 18 months and $17,096 in COBRA premiums for 18 months. For our Chief Operating Officer, these benefits would have been valued at: $675,000 in continued base salary for 18 months and $20,063 in COBRA premiums for 18 months. The annual cash bonus for the year of termination would have been earned in full (as disclosed in the Summary Compensation Table) under the terms of the MIP Plan if the Qualifying Termination occurred on the last day of the fiscal year; therefore no additional pro rata bonus would have been payable under the CIC Severance Plan.

The eligibility for severance benefits under the CIC Severance Plan is conditioned on the participant’s timely execution of a general release of all claims against the Company and its subsidiaries, affiliates and related persons. The CIC Severance Plan also contains restrictive covenants, including perpetual restrictions on the disclosure of confidential information and non-disparagement and post-employment restrictions on competition, solicitation or hire of employees and solicitation of customers during the severance period. If a participant violates the restrictive covenants, such participant will not be entitled to any further payments or benefits under the CIC Severance Plan.

Under the CIC Severance Plan, if any payments and benefits constitute 280G Payments and would otherwise be subject to the excise tax imposed by Section 4999 of the Code, then the 280G Payments will be either delivered in full or delivered as to such lesser extent which would result in no portion of such benefits being subject to such excise tax, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the excise tax imposed by Section 4999 of the Code, results in the receipt by the participant on an after-tax basis, of the greatest amount of benefits, notwithstanding that all or some portion of such benefits may be taxable under Section 4999 of the Code.

PAY RATIO

In accordance with SEC rules, we are providing the ratio of the annual total compensation of our CEO to the annual compensation of our median employee (“associate”), which is a reasonable estimate, calculated in a manner consistent with SEC rules and is based on our payroll and employment records.

In calculating this ratio, SEC rules allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions reflecting their unique associate populations. Our international associate populations – which range from 2 associates in Germany, 3 associate in Ireland, 3 associates in Sweden, 6 associates in Indonesia, 7 associates in Canada, 17 associates in Taiwan, 31 associates in Bangladesh, 52 associates in Vietnam, 185 associates in China, 210 associates in the United Kingdom to 2,785 associates in the United States – may contribute to differences in our reported pay ratio compared to other companies. In addition, differences in industries, scope of international operations, business models and scale, as well as different estimates, assumptions and methodologies applied may likewise affect the comparability of our pay ratio calculation to that of other companies.

Considered Populations. As of December 31, 2017, we employed approximately 3,301 associates worldwide, other than our CEO. We have considered all associates in our CEO pay ratio as permitted by SEC rules. We believe in including all associates, we are providing the most accurate ratio and our approach is reflective in our belief that our associates are our single greatest resource.

Identifying our Median Associate. In determining our median associate, we used calendar 2017 earnings including wages, overtime, bonus and the taxable value of equity awards that vested during the year.

To arrive at our median associate’s compensation for purposes of the ratio, we added together all of the elements of such median associate’s compensation for fiscal 2018 in the same way that we calculate the annual total compensation of our named executive officers in the Summary Compensation Table. We then compared such number to the total compensation of Mr. Oscar Feldenkreis, our CEO/President, as reported in the Summary Compensation Table above. As such, for the fiscal year ended February 3, 2018:

The annual total compensation of Mr. Oscar Feldenkreis, our CEO/President, was $4,418,873.

The annual total compensation of our median associate was $25,550.

Based on the above information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other associates is estimated to be approximately 173 to 1.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee (i) has ever been an officer or employee of the Company, (ii) has any relationship requiring disclosure by us under SEC rules, or (iii) is an executive officer of another entity where one of our executive officers serves on the Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the close of business on May 30, 2018, information with respect to the beneficial ownership of our common stock by (i) each person who is known by us to beneficially own 5% or more of our outstanding common stock, (ii) each of the named executive officers listed in the Summary Compensation Table included in Item 11 above, (iii) each of our directors, and (iv) all of our directors and executive officers as a group. We are not aware of any beneficial owner of more than 5% of our outstanding common stock other than as set forth in the following table and the footnotes thereto. The figures in the “% of Class Outstanding” column are based on 15,867,638 shares of common stock issued and outstanding on May 30, 2018.

Name and Address of Beneficial Owner(1)(2)(21)	Number of Shares	% of Class Outstanding
George Feldenkreis (3)(19)	1,712,888	10.8%
Oscar Feldenkreis (4)(17)	1,223,329	7.7%
Joe Arriola (5)(19)	11,616	*
J. David Scheiner (6)(19)	22,231	*
Jane E. DeFlorio (7)(19)	18,736	*
Bruce J. Klatsky (8)(19)	17,749	*
Michael W. Rayden (9)(19)	17,749	*
John Voith (10)(20)	64,624	*
Stanley Silverstein (11)(20)	73,666	*
Jorge Narino (12)(20)	14,988	*
David Enright (13)(18)	31,706	*
All directors and executive officers as a group (14)	3,268,928	20.6%
Dimensional Fund Advisors LP (15)	1,272,616	8.0%
Building One 6300 Bee Cave Road Austin, Texas, 78746
BlackRock, Inc. (16)	2,029,414	12.8%
55 East 52nd Street New York, NY 10055

*	Less than 1%.
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Perry Ellis International, Inc., 3000 N.W. 107th Avenue, Miami, Florida 33172.
(2)	Except as otherwise indicated, the persons named in this table have sole voting, investment and dispositive power with respect to all shares of common stock listed, which includes shares of common stock that such persons have the right to acquire within 60 days of May 30, 2018.
(3)	Based solely on information contained in Amendment No. 6 to the Schedule 13D filed with the SEC on May 18, 2018. As of May 18, 2018, represents shares beneficially owned by the group identified in Amendment No. 6 to the Schedule 13D, which group consists of: George Feldenkreis, the Feldenkreis Family Foundation, Inc. (the “Foundation”), Mary Ellen Kanoff, Scott A. LaPorta, and Matthew McEvoy (collectively, the “Reporting Persons”). The principal business address of each of George Feldenkreis and the Foundation is 4810 NW 74 Ave, Miami, FL 33166. Ms. Kanoff’s principal business address is 10250 Constellation Blvd., Suite 2230, Los Angeles, CA 90067. Mr. LaPorta’s principal business address is 15303 Ventura Boulevard, Suite 675, Sherman Oaks, California 91403. Mr. McEvoy’s principal business address is Suite 404, 22 Notting Hill Gate, W11 3JE, London.

The 1,712,888 shares described in Amendment No. 6 to the Schedule 13D (and in the table above) include: (a) 1,590,572 shares of common stock directly beneficially owned by George Feldenkreis, and (b) 122,316 shares of common stock beneficially owned by the Foundation. The other Reporting Persons (Mary Ellen Kanoff, Scott A. LaPorta and Matthew McEvoy) do not directly own any shares of the Company’s common stock.

George Feldenkreis has the sole power to vote and dispose of the 1,590,572 shares beneficially owned by him and shares the power with the Foundation to vote and dispose of the 122,316 shares beneficially owned by the Foundation.

(4)	Represents (a) 921,498 shares of common stock held by a revocable trust of which Oscar Feldenkreis is the trustee, (b) 150,000 shares of common stock held by three irrevocable trusts, each of which holds 50,000 shares of common stock, of which Oscar Feldenkreis’ spouse is the trustee, (c) 7,388 shares of restricted stock held directly by Oscar Feldenkreis which vest on April 20, 2019, (d) 13,143 shares of restricted stock held directly by Oscar Feldenkreis, which vest in two equal annual installments beginning on April 25, 2019, (e) 15,849 shares of restricted stock held directly by Oscar Feldenkreis, which vest in three equal annual installments beginning on April 9, 2019, (f) 44,333 shares of performance stock granted in April 2016, which vest up to 100%, provided that certain performance criteria have been achieved as of the last day of fiscal 2019 (and he may be entitled to additional performance shares if the Company exceeds the performance goals), (g) 39,425 shares of performance stock granted in April 2017, which vest up to 100%, provided that certain performance criteria have been achieved as of the last day of fiscal 2020 (and he may be entitled to additional performance shares if the Company exceeds the performance goals), and (h) 31,693 shares of performance stock granted in April 2018, which vest up to 100%, provided that certain performance criteria have been achieved as of the last day of fiscal 2021 (and he may be entitled to additional performance shares if the Company exceeds the performance goals). Oscar Feldenkreis has the power to vote but does not have the power to sell, transfer, pledge, or otherwise dispose of the restricted and performance shares until the shares have vested.
(5)	Represents (a) 5,317 shares of common stock held directly by Mr. Arriola, (b) 5,799 shares of restricted stock held directly by Mr. Arriola which vest on June 13, 2018, and (c) 500 shares owned by a revocable trust of which Mr. Arriola and his spouse are the trustees.
(6)	Represents (a) 10,419 shares of common stock held directly by Mr. Scheiner, (b) 5,799 shares of restricted stock held directly by Mr. Scheiner which vest on June 13, 2018, (c) 856 shares of restricted stock held directly by Mr. Scheiner, which vest on July 17, 2018, and (d) 5,157 shares of common stock issuable upon the exercise of stock appreciation rights held by Mr. Scheiner that are exercisable within 60 days of May 30, 2018. Mr. Scheiner has the power to vote but does not have the power to sell, transfer, pledge or otherwise dispose of the restricted shares until the shares have vested.
(7)	Represents (a) 8,265 shares of common stock held directly by Ms. DeFlorio, (b) 5,799 shares of restricted stock held directly by Ms. DeFlorio which vest on June 13, 2018, (c) 856 shares of restricted stock held directly by Ms. DeFlorio, which vest on July 17, 2018, and (d) 3,816 shares of common stock issuable upon the exercise of stock appreciation rights held by Ms. DeFlorio that are exercisable within 60 days of May 30, 2018. Ms. DeFlorio has the power to vote but does not have the power to sell, transfer, pledge or otherwise dispose of the restricted shares until the shares have vested.
(8)	Represents (a) 7,029 shares of common stock held directly by Mr. Klatsky, (b) 856 shares of restricted stock held directly by Mr. Klatsky, which vest on July 17, 2018, (c) 5,799 shares of restricted stock held directly by Mr. Klatsky which vest on June 13, 2018, and (d) 4,065 shares of common stock issuable upon the exercise of stock appreciation rights held by Mr. Klatsky that are exercisable within 60 days of May 30, 2018. Mr. Klatsky has the power to vote but does not have the power to sell, transfer, pledge or otherwise dispose of the restricted shares until the shares have vested.
(9)	Represents (a) 7,029 shares of common stock held directly by Mr. Rayden, (b) 856 shares of restricted stock held directly by Mr. Rayden, which vest on July 17, 2018, (c) 5,799 shares of restricted stock held directly by Mr. Rayden which vest on June 13, 2018, and (d) 4,065 shares of common stock issuable upon the exercise of stock appreciation rights held by Mr. Rayden that are exercisable within 60 days of May 30, 2018. Mr. Rayden has the power to vote but does not have the power to sell, transfer, pledge or otherwise dispose of the restricted shares until the shares have vested.
(10)	Represents (a) 18,574 shares of common stock held directly by Mr. Voith, (b) 1,272 shares of restricted stock held directly by Mr. Voith, which vest on April 20, 2019, (c) 2,265 shares of restricted stock held directly by Mr. Voith, which vest in two equal annual installments beginning on April 25, 2019, (d) 2,733 shares of restricted stock held directly by Mr. Voith, which vest in three equal annual installments beginning on April 9, 2019, (e) 15,275 shares of performance stock granted in April 2016, which vest up to 100%, provided that certain performance criteria have been achieved as of the last day of fiscal 2019 (and he may be entitled to additional performance shares if the Company exceeds the performance goals), (f) 13,585 shares of performance stock granted in April 2017, which vest up to 100%, provided that certain performance criteria have been achieved as of the last day of fiscal 2020 (and he may be entitled to additional performance shares if the Company exceeds the performance goals), and (g) 10,920 shares of performance stock granted in April 2018, which vest up to 100%, provided that certain performance criteria have been achieved as of the last day of fiscal 2021 (and he may be entitled to additional performance shares if the Company exceeds the performance goals). Mr. Voith has the power to vote but does not have the power to sell, transfer, pledge or otherwise dispose of the restricted and performance shares until the shares have vested.

(11)	Represents (a) 2,616 shares of common stock held directly by Mr. Silverstein, (b) 25,000 shares of restricted stock, which vest on September 9, 2018, (c) 1,272 shares of restricted stock held directly by Mr. Silverstein, which vest on April 20, 2019, (d) 2,265 shares of restricted stock held directly by Mr. Silverstein, which vest in two equal annual installments beginning on April 25, 2019, (e) 2,733 shares of restricted stock held directly by Mr. Silverstein, which vest in three equal annual installments beginning on April 9, 2019, (f) 15,275 shares of performance stock granted in April 2016, which vest up to 100%, provided that certain performance criteria have been achieved as of the last day of fiscal 2019 (and he may be entitled to additional performance shares if the Company exceeds the performance goals), (g) 13,585 shares of performance stock granted in April 2017, which vest up to 100%, provided that certain performance criteria have been achieved as of the last day of fiscal 2020 (and he may be entitled to additional performance shares if the Company exceeds the performance goals), and (h) 10,920 shares of performance stock granted in April 2018, which vest up to 100%, provided that certain performance criteria have been achieved as of the last day of fiscal 2021 (and he may be entitled to additional performance shares if the Company exceeds the performance goals). Mr. Silverstein has the power to vote but does not have the power to sell, transfer, pledge, or otherwise dispose of the restricted and performance shares until the shares have vested.
(12)	Represents (a) 893 shares of common stock held directly by Mr. Narino, (b) 400 shares of restricted stock, which vest in on July 14, 2018, (c) 2,121 shares of restricted stock held directly by Mr. Narino, which vest in three equal annual installments beginning on April 9, 2019, (d) 2,333 shares of restricted stock held directly by Mr. Narino, which vest in two equal annual installments beginning on April 11, 2019, (e) 5,000 shares of restricted stock held directly by Mr. Narino, which vest in three equal annual installments beginning on December 12, 2018, and (f) 4,241 shares of performance stock granted in April 2018, which vest up to 100%, provided that certain performance criteria have been achieved as of the last day of fiscal 2021 (and he may be entitled to additional performance shares if the Company exceeds the performance goals). Mr. Narino has the power to vote but does not have the power to sell, transfer, pledge, or otherwise dispose of the restricted and performance shares until the shares have vested.
(13)	Represents (a) 3,508 shares of common stock held directly by Mr. Enright, (b) 6,666 shares of restricted stock held directly by Mr. Enright, which vest in two equal annual installments beginning on June 2, 2019, (c) 2,827 shares of restricted stock held directly by Mr. Enright, which vest in two equal annual installments beginning on April 25, 2019, (d) 3,411 shares of restricted stock held directly by Mr. Enright, which vest in three equal annual installments beginning on April 9, 2019, (e) 8,479 shares of performance stock granted in April 2017, which vest up to 100%, provided that certain performance criteria have been achieved as of the last day of fiscal 2020 (and he may be entitled to additional performance shares if the Company exceeds the performance goals), and (f) 6,815 shares of performance stock granted in April 2018, which vest up to 100%, provided that certain performance criteria have been achieved as of the last day of fiscal 2021 (and he may be entitled to additional performance shares if the Company exceeds the performance goals). Mr. Enright has the power to vote but does not have the power to sell, transfer, pledge, or otherwise dispose of the restricted and performance shares until the shares have vested.
(14)	Includes (a) 1,671,781 shares of common stock directly held, (b) 1,194,314 shares of common stock indirectly held, (c) 24,472 shares of common stock issuable upon the exercise of stock appreciation rights that are currently exercisable or are exercisable within 60 days of May 30, 2018, (d) 141,604 shares of time-based restricted stock, and (e) 236,757 shares of performance-based restricted stock.
(15)	Based solely on information contained in a Schedule 13G filed with the SEC for the period ended December 31, 2017. Dimensional Fund Advisors LP (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds”. In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of the Company described in its Schedule 13G that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. However, all securities reported in the Schedule 13G are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.
(16)	Based solely on information contained in a Schedule 13G filed with the SEC for the period ended December 31, 2017. Represents shares of common stock held by BlackRock, Inc. and with respect to which BlackRock, Inc. has sole voting and dispositive power.
(17)	Includes restricted and common stock equal in value to five times base salary; executive is expected to retain 50% of the after-tax profit shares upon vesting or exercise of all equity grants until meeting the executive stock ownership guidelines.
(18)	Includes restricted and common stock equal in value to three times base salary; executive is expected to retain 50% of the after-tax profit shares upon vesting or exercise of all equity grants until meeting the executive stock ownership guidelines.
(19)	Includes restricted and common stock equal in value to three times the annual cash retainer; non-management director is expected to retain 100% of the after-tax profit shares acquired upon vesting or exercise of all equity grants until meeting the stock ownership guidelines.
(20)	Includes restricted and common stock equal in value to one times base salary, executive is expected to retain 50% of the after-tax profit shares upon vesting or exercise of all equity grants until meeting the executive stock ownership guidelines.
(21)	Anita Britt (one of the Company’s named executive officers) retired as the Company’s Chief Financial Officer effective March 31, 2017. As of May 30, 2018, Ms. Britt did not own any shares of the Company’s common stock. David Rattner (one of the Company’s named executive officers) resigned from his position as the Company’s Chief Financial Officer on November 9, 2017. Based on the Company’s records, as of November 9, 2017, Mr. Rattner did not own any shares of the Company’s common stock.

Equity Compensation Plan Information for Fiscal 2018

The following table summarizes, as of February 3, 2018, the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options and rights	Weighted- average exercise price of outstanding options and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders (1)	212,208	$23.81	1,664,466

(1)	Represents awards made pursuant to our 2015 Long-Term Incentive Compensation Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Pursuant to our written Related Party Transaction Policy, our Corporate Governance and Nominating Committee and Audit Committee share the responsibility for the review and approval of “related party transactions” between us and our executive officers, directors or other related persons including the transactions described below. It is the responsibility of each director and executive officer to bring any related party transactions to our attention before we enter into the transaction. In addition, we circulate written questionnaires to our executive officers and directors each year that ask for information about related party transactions. In reviewing and approving related party transactions, directors of the approving committee who do not have an interest in the transaction consider the relevant facts and determine whether the transaction is not less favorable to us than could have been obtained by us in arm’s-length negotiations with unaffiliated persons. The Related Party Transaction Policy is posted in the “Corporate Governance” portal of the “Our Company” section of our website at www.pery.com.

Since 1967, George Feldenkreis and a number of his family members have served the Company in key management positions. In addition to George Feldenkreis’ position as a director of the Company, his son, Oscar Feldenkreis, serves as our CEO/President, and his daughter, Fanny Hanono, worked for us from 1988 until November 2017, serving the Company in a variety of managerial capacities. Ms. Hanono served as our Executive Vice President – Administration where, among other responsibilities, she oversaw the Company’s real estate facilities, logistics, procurement, customs compliance programs and management of our foreign offices. During fiscal 2018, Ms. Hanono received approximately $313,000 in salary, bonus and benefits, plus the value of approximately $31,000 of time-vesting restricted stock and $62,000 of performance-based restricted stock granted under the fiscal 2018 LTI Plan, which vests over three years. As part of Ms. Hanono’s severance package, she received approximately $562,000 in fiscal 2019, along with 13,106 of her outstanding restricted shares at a realized value of $259,000. The Company employed other members of the extended Feldenkreis family, but none of these employees received total compensation in an amount more than $120,000 during fiscal 2018.

The Company leases approximately 16,000 square feet for administrative offices, at facilities owned by its founder and director, George Feldenkreis. These facilities were designed specifically for use by the Company and are in close proximity to the Company’s Miami, Florida headquarters. During the first half of fiscal 2015, the Company amended the leases to extend the term for five years, beginning on July 1, 2014 and expiring June 30, 2019. Pursuant to the amended lease agreement, beginning July 1, 2014, the basic monthly rent became $14,666 and increases 3% on the first of each of the remaining 12-month periods during the extended term. Rent expense, including insurance and taxes, under the amended lease agreement amounted to approximately $246,000, or $15.40 per square foot, for fiscal 2018. Prior to the Company entering into the amended lease agreement, our Corporate Governance and Nominating Committee, taking into consideration information from independent third party sources, reviewed the terms of the amended lease agreement and determined that the lease terms were at market.

We are party to licensing agreements with Isaco International, Inc. (“Isaco”), pursuant to which Isaco has been granted the exclusive license to use various Perry Ellis trademarks in the United States and Puerto Rico to market a line of men’s underwear, hosiery and loungewear. The principal shareholder of Isaco is the father-in-law of the Company’s President and Chief Executive Officer. Royalty income earned from the Isaco license agreements amounted to approximately $2.2 million for fiscal 2018. Advertising reimbursements from the Isaco license agreements amounted to approximately $0.5 million for fiscal 2018. In addition, we purchased product from Isaco for sales in our direct-to-consumer business. Total product purchased amounted to approximately $0.5 million for fiscal 2018.

We are a party to an agreement with Sprezzatura Insurance Group LLC. Joseph Hanono, the nephew of the Company’s Chief Executive Officer, is a member of Sprezzatura Insurance Group. We paid under this agreement, to this third party, $0.8 million in premiums for property and casualty insurance for fiscal 2018. On an annual basis, our Corporate Governance and Nominating Committee or Audit Committee reviews the Company’s arrangement with the Sprezzatura Insurance Group and, as part of such review, assesses the extent to which the Company benefits from this arrangement.

Director Independence

The Board has determined that a majority of its members are “independent” in accordance with NASDAQ standards. In determining the independence of our directors, our Board of Directors considered information regarding the relationships between each director and his or her family and us. Our Board of Directors made its determinations under the listing requirements of NASDAQ. The NASDAQ independence definition includes a series of objective tests, such as the requirement that the director is not our employee and has not engaged in various types of business dealings with us. The NASDAQ definition also includes a subjective test. As required by the NASDAQ listing requirements, our Board of Directors made a subjective determination as to each independent director that no relationships exist that, in the opinion of the Board of Directors, would interfere with such director’s exercise of independent judgment in carrying out the responsibilities of a director.

In making these determinations, our Board of Directors reviewed and discussed information provided by the directors to us with regard to each such person’s business and personal activities as they may relate to us and our management. After reviewing the information presented to it, our Board of Directors concluded that Joe Arriola, Jane E. DeFlorio, Bruce J. Klatsky, Michael W. Rayden and J. David Scheiner each satisfied the NASDAQ standards of independence.

The Board has also determined that each member of the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee is an independent director in accordance with the standards adopted by NASDAQ, including any independence standards specifically applicable to those committees. The directors who serve on the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee each satisfy standards established by NASDAQ and the SEC to qualify as “independent” for the purposes of serving on the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, respectively. The SEC standards provide that members of the Audit Committee may not accept, directly or indirectly, any consulting, advisory, or other compensatory fee from us other than their director compensation, and the SEC standards provide that any such consulting, advisory, or other compensatory fee be taken into account in determining the independence of Compensation Committee members.

Item 14.	Principal Accountant Fees and Services

Audit Fees

PricewaterhouseCoopers LLP has served as the Company’s independent registered public accounting firm since September 18, 2013. Fees for audit services paid to PricewaterhouseCoopers LLP totaled approximately $1,704,000 in fiscal 2018 and $1,681,000 in fiscal 2017, including fees associated with the annual audit of our financial and statutory statements, reviews of our quarterly financial statements and of our quarterly and annual reports on Form 10-Q and Form 10-K, respectively, as well as services performed in connection with Sarbanes-Oxley attestation and other SEC filings, in fiscal 2018 and fiscal 2017.

Audit-Related Fees

We did not pay any fees for audit-related services in either fiscal 2018 or fiscal 2017.

Tax Fees

We did not pay any fees for tax-related services in either fiscal 2018 or fiscal 2017.

All Other Fees

We did not procure any other services from PricewaterhouseCoopers LLP in either fiscal 2018 or fiscal 2017.

Pre-Approval Policies

Our Audit Committee pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by our Audit Committee prior to the completion of the audit. Our Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

During fiscal 2018, our Audit Committee pre-approved all audit services performed by our independent registered public accounting firm and did not rely upon the de minimis exceptions described in Section 10A(i)(1)(B) of the Exchange Act.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Description

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (filed herewith).

31.4	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERRY ELLIS INTERNATIONAL, INC.

Dated: June 1, 2018	By:	/S/ OSCAR FELDENKREIS
Oscar Feldenkreis Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ J. DAVID SCHEINER	Chairman of the Board	June 1, 2018
J. David Scheiner

/s/ OSCAR FELDENKREIS	Chief Executive Officer and President (Principal Executive Officer)	June 1, 2018
Oscar Feldenkreis

/s/ JORGE NARINO	Interim Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)	June 1, 2018
Jorge Narino

/s/ JOE ARRIOLA	Director	June 1, 2018
Joe Arriola

/s/ JANE DEFLORIO	Director	June 1, 2018
Jane DeFlorio

/s/ GEORGE FELDENKREIS	Director	June 1, 2018
George Feldenkreis

/s/ BRUCE J. KLATSKY	Director	June 1, 2018
Bruce J. Klatsky

/s/ MICHAEL W. RAYDEN	Director	June 1, 2018
Michael W. Rayden