Form 10-Q
period 2018-05-05
PERRY ELLIS INTERNATIONAL, INC
filed 2018-06-13
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 5, 2018

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

The number of shares outstanding of the registrant’s common stock is 15,867,000 (as of June 11, 2018).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE

PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of May 5, 2018 and February 3, 2018	1

Condensed Consolidated Statements of Income (Unaudited) for the three months ended May 5, 2018 and April 29, 2017	2

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended May 5, 2018 and April 29, 2017	3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended May 5, 2018 and April 29, 2017	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	33

Item 4:

Controls and Procedures	34

PART II: OTHER INFORMATION

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6:

Exhibits	37

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	May 5, 2018	February 3, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$50,471	$35,222
Investments, at fair value	4,912	14,086
Accounts receivable, net	201,818	156,863
Inventories	150,965	175,459
Prepaid expenses and other current assets	9,810	8,151

Total current assets	417,976	389,781

Property and equipment, net	55,425	56,164
Other intangible assets, net	186,017	186,216
Deferred income tax	541	411
Other assets	1,569	1,590

TOTAL	$661,528	$634,162

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$52,674	$98,848
Accrued expenses and other liabilities	44,858	35,768
Accrued interest payable	350	1,334
Accrued income tax payable	1,805	1,466
Unearned revenues	4,651	2,907

Total current liabilities	104,338	140,323

Senior subordinated notes payable, net	49,855	49,818
Senior credit facility	62,404	11,154
Real estate mortgages	32,495	32,721
Income tax payable	3,868	4,157
Unearned revenues and other long-term liabilities	13,989	13,524
Deferred income taxes	7,269	4,915

Total long-term liabilities	169,880	116,289

Total liabilities	274,218	256,612

Commitment and contingencies
Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,868,685 shares issued and outstanding as of May 5, 2018 and 15,690,669 shares issued and outstanding as of February 3, 2018	159	157
Additional paid-in-capital	153,087	151,563
Retained earnings	242,336	232,977
Accumulated other comprehensive loss	(8,272)	(7,147)

Total equity	387,310	377,550

TOTAL	$661,528	$634,162

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	May 5,	April 29,
	2018	2017
Revenues:
Net sales	$245,435	$233,823
Royalty income	9,799	8,267

Total revenues	255,234	242,090
Cost of sales	161,367	151,002

Gross profit	93,867	91,088

Operating expenses:
Selling, general and administrative expenses	75,549	71,199
Depreciation and amortization	3,227	3,468

Total operating expenses	78,776	74,667

Operating income	15,091	16,421
Interest expense	2,009	1,956

Net income before income taxes	13,082	14,465
Income tax provision	2,835	1,694

Net income	$10,247	$12,771

Net income per share:
Basic	$0.68	$0.85

Diluted	$0.66	$0.83

Weighted average number of shares outstanding
Basic	15,156	15,009
Diluted	15,519	15,303

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	May 5, 2018	April 29, 2017
Net income	$10,247	$12,771
Other Comprehensive (loss) income:
Foreign currency translation adjustments, net	(1,676)	279
Unrealized gain (loss) on forward contract	541	(362)
Unrealized gain on investments	10	6

Total other comprehensive loss	(1,125)	(77)

Comprehensive income	$9,122	$12,694

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	May 5,	April 29,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,247	$12,771
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,309	3,554
Provision for bad debts	766	759
Amortization of debt issue cost	104	101
Amortization of premiums and discounts	7	20
Deferred income taxes	2,274	(1,789)
Share-based compensation	1,686	1,843
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	(33,690)	(43,816)
Inventories	23,449	11,910
Prepaid income taxes	318	1,737
Prepaid expenses and other current assets	(238)	331
Other assets	(52)	(72)
Accounts payable and accrued expenses	(50,662)	(27,044)
Accrued interest payable	(984)	(907)
Income taxes payable	(30)	1,570
Unearned revenues and other liabilities	418	1,265

Net cash used in operating activities	(43,078)	(37,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,693)	(1,901)
Purchase of investments	—	(10,256)
Proceeds from investments maturities	9,184	4,655

Net cash provided by (used in) investing activities	7,491	(7,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	106,959	98,764
Payments on senior credit facility	(55,709)	(57,140)
Payments on real estate mortgages	(225)	(220)
Payments for employee taxes on shares withheld	(259)	—
Payments on capital leases	(17)	(69)
Proceeds from exercise of stock options	101	23

Net cash provided by financing activities	50,850	41,358

Effect of exchange rate changes on cash and cash equivalents	(14)	(380)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,249	(4,291)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,222	30,695

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,471	$26,404

CONTINUED

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	May 5,	April 29,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,883	$2,742

Income taxes	$163	$19

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$85	$208

Capital lease financing	$703	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited condensed consolidated financial statements of Perry Ellis International, Inc. and subsidiaries (“Perry Ellis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the requirements of the Securities and Exchange Commission on Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows required by GAAP for annual financial statements. These condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018, filed with the Securities and Exchange Commission on April 17, 2018.

The information presented reflects all adjustments, which are in the opinion of management of a normal and recurring nature, necessary for a fair presentation of the interim periods. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU creates a single comprehensive new revenue recognition standard. Under the new standard and its related amendments (collectively known as Accounting Standards Codification (“ASC 606”)), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The new standard requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017. The Company adopted the standard as of February 4, 2018, using the modified retrospective method resulting in a cumulative-effect reduction to retained earnings of $0.9 million, net of tax, as of the date of adoption. Under this approach, the Company did not restate the prior financial statements presented. The provisions under this ASU were applied to contracts not completed as of that date.

The cumulative effects of the changes made to the condensed consolidated balance sheet at February 4, 2018, as a result of the adoption of ASC 606 were as follows:

	Balance at	Adjustments	Balance at
	February 3,	due to ASC	February 4,
	2018	606	2018
		(in thousands)
Accounts receivable, net	156,863	13,017	169,880
Prepaid expenses and other current assets	8,151	1,420	9,571
Deferred income tax	411	43	454
Accrued expenses and other liabilities	35,768	14,294	50,062
Unearned revenues	2,907	1,313	4,220
Deferred income taxes	4,915	(239)	4,676
Retained earnings	232,977	(888)	232,089

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and also updates certain presentation and disclosure requirements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption, during the first quarter of fiscal 2019, of ASU No. 2016-01 did not have a material impact on the Company’s results of operations or the Company’s financial position.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force),” which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this update are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The adoption, during the first quarter of fiscal 2019, of ASU No. 2016-01 did not have a material impact on the Company’s results of operations or the Company’s financial position.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic718): Scope of Modification Accounting,” which amends the scope of modification accounting for share-based payment arrangements. This update provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The guidance is required to be applied prospectively to an award modified on or after the adoption date. The Company will apply this guidance to any future changes made to the terms or conditions, of share-based payment awards, after adoption. The adoption, during the first quarter of fiscal 2019, of ASU No. 2016-01 did not have a material impact on the Company’s results of operations or the Company’s financial position.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cut and Jobs Act (“Tax Act”). In accordance with SAB 118, during fiscal 2018, the Company determined that the net ($3.9) million of the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $5.8 million of current tax expense recorded in connection with the Transition tax on foreign earnings were provisional amounts and reasonable estimates at February 3, 2018. Over the SAB 118 measurement period, the Company intends to further analyze and update the calculated impacts noted above, as well as other potential correlative adjustments. During the three months ended May 5, 2018, the Company did not record any adjustments to the provisional income tax benefit recorded in fiscal 2018. Any subsequent adjustment to these amounts or additional amounts identified will be recorded to current tax expense in the quarter when the analysis is complete.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. For the three months ended May 5, 2018, while the Company is completing its analysis of the GILTI tax rules and the two available accounting policy elections, it has included a reasonable estimate of $0.5 million for the impact of GILTI as an increase to its fiscal 2019 tax expense for purposes of estimating the fiscal 2019 annual effective tax rate. As part of this estimate, the Company has not included GILTI as part of its deferred taxes. The Company does not expressly consider its methodology for calculating its fiscal 2019 annual estimated tax rate to constitute an election of either of the acceptable accounting policy elections relative to the GILTI tax regime. The Company will continue to analyze the GILTI tax rules over the SAB 118 measurement period and any subsequent adjustment pertaining to an ultimate accounting policy election will be recorded in the quarter when the analysis is complete.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220):Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The amendments eliminate the stranded tax effects resulting from the Tax Act. The updates also require certain disclosures about stranded tax effects. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which makes minor changes to ASU 2016-01. The update clarifies that entities must use a prospective transition approach only for equity securities they elect to measure using the new measurement alternative. The update also clarifies other aspects of the guidance on how to apply the measurement alternative and the presentation requirements for financial liabilities measured under the fair value option. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption, during the first quarter of fiscal 2019, of ASU No. 2016-01 did not have a material impact on the Company’s results of operations or the Company’s financial position.

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. The update also provides guidance on the financial statement disclosures that are required under a measurement period approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

3. REVENUE RECOGNITION

The Company recognizes revenue pursuant to ASC 606. The majority of the Company’s revenue is derived from the sales of its products, which represents net sales recorded in the Company’s condensed consolidated statements of income. The Company also recognizes revenues for sales-based royalties related to its licenses of its symbolic intellectual property principally consisting of licenses of trade names and trademarks, which represents royalty income recorded in the Company’s condensed consolidated statements of income.

Disaggregation of revenue

The Company has four reportable segments: Men’s Sportswear and Swim, Women’s Sportswear, Direct-to-Consumer comprised of product sales and Licensing comprised of sales-based royalties. For a presentation of the Company’s revenues disaggregated by segment and geographical region, refer to footnote 17 in these notes to unaudited condensed consolidated financial statements.

Performance Obligations

Product sales are recognized when performance obligations under the terms of the contract with the customer are satisfied. Typically, this would occur upon transfer of control, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss is based upon shipment under free on board shipping point for most goods. In some instances, transfer of title and risk of loss takes place at the point of sale at the Company’s retail stores and e-commerce platforms. The Company measures revenue as the amount of consideration to which it expects to be entitled in exchange for transferring goods (transaction price). In order to determine the transaction price, the Company estimates the amount of variable consideration, which principally relates to estimated customer returns, allowances, co-op advertising, markdowns and discounts, at the outset of the contract utilizing the expected value. The Company constrains (reduces) the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur throughout the life of the contract. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.

The Company’s contracts with customers, for a license to symbolic intellectual property, typically include a nonrefundable minimum guarantee (“MG”) establishing a floor for the amount of consideration to be paid to the Company in installments over the term of the license period. The Company earns additional sales-based royalties when the royalties exceed the nonrefundable MG. As a result, the Company’s contracts contain both a sales-based royalty and an MG and therefore, include both fixed and variable consideration. In order to determine the appropriate approach to utilize for the pattern of recognition of transaction price for contracts that contain a MG and sales-based royalty, the Company has determined that the approach applied should be based on the Company’s evaluation of whether it is expected that the MG would be exceeded. For contracts, where the Company has determined that it is unlikely that the MG will be exceeded, the Company believes that these contracts, for the license of symbolic intellectual property, the measure of progress for the fixed consideration would be based on time elapsed because the customer simultaneously receives and consumes the benefits as the entity performs. The Company will recognize additional sales-based royalties, if any, when the cumulative royalties exceed the MG as the Company has concluded that the variable consideration is fully constrained as it is not expected to be entitled to the variable consideration. For contracts, where the Company anticipates that the MG will be exceeded, the Company has determined that the substance of these arrangements is that it is paid consideration based on the sales-base royalties and therefore, would apply the recognition constraint on sales-based royalties in ASC 606 and will recognize the consideration based on sales-based royalty earned in each distinct period of the series.

On the Company’s consolidated balance sheet, reserves for returns, allowances, co-op advertising and markdowns will be included within accrued expenses and other liabilities, rather than accounts receivable, net, and the asset for the Company’s right to recover products from a customer upon settling a return is recorded at the original carrying amount of the product less any expected cost to recover and any decreases in value of product, neither of which have been deemed significant. This refund asset has been included within prepaid expenses and other current assets. On the Company’s consolidated statement of income, advertising reimbursements received from licensees expenses will be considered a component of the transaction price in its contracts with customers and therefore, will be recorded as revenue upon recognition. Previously, these amounts were recorded in selling, general and administrative expenses.

Contract Balances

The Company recognizes unearned royalty income when licensees pay contractual obligations before being earned or when up-front fees are collected and as such is included in current liabilities on the consolidated balance sheet. This liability is recognized as royalty income over the applicable term of the respective license agreement. As of May 5, 2018 and February 3, 2018, unearned revenue was $4.7 million and $2.9 million, respectively. For the three months ended May 5, 2018, the Company recognized $2.8 million of revenue that was previously included in unearned revenue as of February 3, 2018.

Certain of the Company’s contracts with customers that provide for the license of intellectual property do not meet the adopted practical expedients. As of May 5, 2018, the Company had approximately 163 contracts for the license of intellectual property with unsatisfied performance obligations extending through December 2026. The total aggregate transaction price allocated to the unsatisfied performance obligations of these contracts was approximately $170.5 million, of which $39.5 million is expected to be realized in fiscal 2019.

Significant Judgements

The Company records reductions to revenue for estimated customer returns, allowances, co-op advertising, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances is inherently uncertain and may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, co-op advertising and markdowns are included within accrued expenses and other liabilities. Discounts are recorded in accounts receivable, net and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the consolidated balance sheet.

Practical Expedients and Policy Elections

The Company has adopted or made a policy election related to the accounting for sales tax, shipping and handling, costs to obtain a contract, significant financing components and transaction price allocated to future performance obligations.

•	Sales Tax

The Company has elected to exclude sales tax and similar taxes from the measurement of transaction price. As the Company historically has presented taxes on a net revenue basis, there is no change to the current presentation as a result of the adoption of ASC 606.

•	Shipping and Handling Costs

Costs associated for shipment of products to a customer are accounted for as a fulfillment cost and are included in selling, general and administrative expenses. The Company has elected to apply the practical expedient for shipping costs and will account for shipping and handling activities performed after control of a good has been transferred to the customer as a fulfillment cost and not a performance obligation. Therefore, both revenue and costs of shipping and handling will be recorded at the same time.

•	Costs to Obtain and Fulfill a Contract

The Company historically has recognized the incremental costs of obtaining contracts as an expense when incurred, and if the amortization period of the assets that the Company otherwise would have recognized is one year or less, there is no change to the current presentation as a result of the adoption of ASC 606. As such, the Company has elected to adopt the practical expedient for costs to obtain and fulfill a contract. The Company, as of February 3, 2018 and May 5, 2018, incurred no incremental costs to obtain or fulfill the Company’s contracts with customers that were required to be capitalized.

•	Significant Financing Component

The Company does not believe that there is a significant financing component related to product sales or for licenses of symbolic intellectual property since at inception of the contract the Company expects to be paid within one year and the right to access the license is transferred over time, respectively. As such, the Company has elected to adopt the practical expedient for evaluating whether there is a significant financing component.

•	Transaction Price Allocated to Future Performance Obligations

Certain of the Company’s contracts meet the following practical expedients: (1) the performance obligation is part of a contract that has an original expected duration of one year or less, (2) revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer, and (3) the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation. The Company has elected to adopt the practical expedients that limit this requirement.

The impact of adoption of ASC 606 on the condensed consolidated balance sheet at May 5, 2018 and condensed consolidated statement of income for the three months ended May 5, 2018 was as follows:

	May 5, 2018
		Excluding
		Adjustments
		due to ASC
	As Reported	606(1)	As Adjusted
		(in thousands)
Accounts receivable, net	201,818	(14,757)	187,061
Prepaid expenses and other current assets	9,810	(1,953)	7,857
Accrued expenses and other liabilities	44,858	(16,743)	28,115
Accrued income tax payable	1,805	(60)	1,745
Unearned revenues	4,651	(245)	4,406
Retained earnings	242,336	338	242,674

	Three Months Ended May 5, 2018
		Excluding
		Adjustments
		due to ASC
	As Reported	606(1)	As Adjusted
		(in thousands)
Royalty income	9,799	(1,226)	8,573
Total revenues	255,234	(1,226)	254,008
Gross profit	93,867	(1,226)	92,641
Selling, general and administrative expenses	75,549	(1,504)	74,045
Total operating expenses	78,776	(1,504)	77,272
Operating income	15,091	(278)	14,813
Income tax provision	2,835	(60)	2,775
Net income	10,247	(338)	9,909

(1)	Refer to footnote 2: Accounting Standards Update, No. 2014-09, “Revenue from Contracts with Customers (ASC 606)”.

4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	May 5,	February 3,
	2018	2018
	(in thousands)
Trade accounts	$196,930	$163,872
Royalties	6,540	7,107
Other receivables	912	902

Total	204,382	171,881
Less: Allowances (1)	(2,564)	(15,018)

Total	$201,818	$156,863

(1)	Due to the adoption of Accounting Standards Update No 2014-09, “Revenue from Contracts with Customers (ASC 606),” sales allowances and reserves for fiscal 2019 have been reclassified as other current liabilities. There was no reclassification made to sales allowances and reserves for fiscal 2018. Refer to footnote 2.

5. INVENTORIES

Inventories are stated at the lower of cost (weighted moving average cost) or net realizable value. Cost principally consists of the purchase price, customs, duties, freight, and commissions to buying agents.

Inventories consisted of the following as of:

	May 5,	February 3,
	2018	2018
	(in thousands)
Finished goods	$150,965	$175,459

6. INVESTMENTS

The Company’s investments include marketable securities and certificates of deposit at May 5, 2018 and February 3, 2018. Certificates of deposit with maturity dates less than one year are classified as available-for-sale. Marketable securities are classified as available-for-sale and consist of corporate and government bonds with maturity dates less than one year. Investments are stated at fair value.

Investments consisted of the following as of May 5, 2018:

		Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Marketable securities	$905	$—	$—	$905
Certificates of deposit	4,011	—	(4)	4,007

Total investments	$4,916	$—	$(4)	$4,912

Investments consisted of the following as of February 3, 2018:

		Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Marketable securities	$6,655	$—	$(5)	$6,650
Certificates of deposit	7,441	—	(5)	7,436

Total investments	$14,096	$—	$(10)	$14,086

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	May 5,	February 3,
	2018	2018
	(in thousands)
Furniture, fixtures and equipment	$98,158	$97,414
Buildings and building improvements	22,288	22,341
Vehicles	537	537
Leasehold improvements	47,088	47,765
Land	9,431	9,430

Total	177,502	177,487
Less: accumulated depreciation and amortization	(122,077)	(121,323)

Total	$55,425	$56,164

The above table of property and equipment includes assets held under capital leases as of:

	May 5,	February 3,
	2018	2018
	(in thousands)
Furniture, fixtures and equipment	$703	$810
Less: accumulated depreciation and amortization	(18)	(722)

Total	$685	$88

For the three months ended May 5, 2018 and April 29, 2017, depreciation and amortization expense relating to property and equipment amounted to $3.1 and $3.3 million, respectively. These amounts include amortization expense for leased property under capital leases.

8. OTHER INTANGIBLE ASSETS

Trademarks

Trademarks included in other intangible assets, net, are considered indefinite-lived assets and totaled $184.1 million at May 5, 2018 and February 3, 2018.

Other

Other intangible assets represent customer lists as of:

	May 5,	February 3,
	2018	2018
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(6,578)	(6,380)

Total	$1,872	$2,070

For the three months ended May 5, 2018 and April 29, 2017, amortization expense relating to customer lists amounted to approximately $0.2 million for each of the periods. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the table sets forth the estimated amortization expense for future periods based on recorded amounts as of February 3, 2018:

(in thousands)
2019	$793
2020	$734
2021	$543

9. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consisted of the following as of:

	May 5, 2018	February 3, 2018
	(in thousands)
Total letter of credit facilities	$30,000	$30,000
Outstanding letters of credit	(10,268)	(10,268)

Total credit available	$19,732	$19,732

10. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $5.7 million and $4.0 million for the three months ended May 5, 2018 and April 29, 2017, respectively, and are included in selling, general and administrative expenses.

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

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended
	May 5, 2018	April 29, 2017
	(in thousands, except per share data)
Numerator:
Net income	$10,247	$12,771
Denominator:
Basic-weighted average shares	15,156	15,009
Dilutive effect: equity awards	363	294

Diluted-weighted average shares	15,519	15,303

Basic income per share	$0.68	$0.85

Diluted income per share	$0.66	$0.83

Antidilutive effect:(1)	161	392

(1)	Represents weighted average of stock options to purchase shares of common stock, SARS and restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

12. EQUITY

The following table reflects the changes in equity:

Changes in Equity
(in thousands)
Equity at February 3, 2018	$377,550
Retained earnings adjustment (1)	(888)
Comprehensive income	9,122
Share transactions under employee equity compensation plans	1,526

Equity at May 5, 2018	$387,310

Equity at January 30, 2017	$313,687
Comprehensive income	12,694
Share transactions under employee equity compensation plans	1,486

Equity at April 29, 2017	$327,867

(1)	Due to the adoption of Accounting Standards Update No 2014-09, “Revenue from Contracts with Customers (ASC 606),” the opening balance of retained earnings has been reduced by $0.9 million for fiscal year 2018. There was no adjustment made to retained earnings for fiscal 2019. See footnote 2.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, net of tax (in thousands):

	Foreign Currency Translation Adjustments, Net	Unrealized (Loss) Gain on Investments	Unrealized (Loss) Gain on Forward Contract	Total
Balance, February 3, 2018	$(6,488)	$(10)	$(649)	$(7,147)
Other comprehensive loss (income) before reclassifications	(1,676)	10	378	(1,288)
Amounts reclassified from accumulated other comprehensive loss	—	—	163	163

Balance, May 5, 2018	$(8,164)	$—	$(108)	$(8,272)

	Foreign Currency Translation Adjustments, Net	Unrealized (Loss) Gain on Investments	Unrealized (Loss) Gain on Forward Contract	Total
Balance, January 28, 2017	$(9,902)	$(12)	$(181)	$(10,095)
Other comprehensive loss (income) before reclassifications	279	6	(321)	(36)
Amounts reclassified from accumulated other comprehensive loss	—	—	(41)	(41)

Balance, April 29, 2017	$(9,623)	$(6)	$(543)	$(10,172)

A summary of the impact on the condensed consolidated statement of income line items is as follows (in thousands):

		Three Months Ended
	Statement of Operations Location	May 5, 2018	April 29, 2017
Forward contract loss (gain) reclassified from accumulated other comprehensive loss to income	Cost of goods sold	$163	$(41)

14. DERIVATIVE FINANCIAL INSTRUMENT – Cash Flow Hedges

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

For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents at inception the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company will formally assess at least quarterly whether the financial instruments used in hedging are “highly effective” at offsetting changes in cash flows of the related underlying exposures. For purposes of assessing hedge effectiveness, the Company uses the forward method, and assesses effectiveness based on the changes in both spot and forward points of the hedging instrument. If and when a derivative is no longer expected to be “highly effective,” hedge accounting is discontinued and hedge ineffectiveness, if any, is included in current period earnings. As of May 5, 2018, there was no hedge ineffectiveness.

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

Derivatives Designated As Hedging Instruments	Balance sheet location	May 5, 2018	February 3, 2018
		(in thousands)
Foreign currency forward exchange contract (inventory purchases)	Accounts Payable	$108	$649

The following table summarizes the effect and classification of the Company’s Hedging Instruments.

		Three Months Ended
Derivatives Designated As Hedging Instruments	Statement of Operations Location	May 5, 2018	April 29, 2017
		(in thousands)
Foreign currency forward exchange contract (inventory purchases):
Loss (Gain) reclassified from accumulated other comprehensive loss to income	Cost of goods sold	$163	$(41)

The notional amounts outstanding of foreign exchange forward contracts were $10.4 million and $6.0 million at May 5, 2018 and February 3, 2018, respectively. Such contracts expire through January 2019.

Accumulated other comprehensive loss included a net deferred loss for Hedging Instruments in the amount of $0.1 million and $0.6 million at May 5, 2018 and February 3, 2018, respectively. The net deferred loss will be reclassified from accumulated other comprehensive loss to costs of goods sold during the next twelve months when the inventory is sold.

15. INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2011 through fiscal 2018 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to open tax years from fiscal 2006 through fiscal 2018, depending on each state’s particular statute of limitation. As of May 5, 2018, the examination by the Internal Revenue Service for the Company’s, fiscal 2011 through fiscal 2015, U.S. federal tax years is still ongoing.

The Company has a $1.4 million liability recorded for unrecognized tax benefits as of February 3, 2018, which includes interest and penalties of $0.3 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three months ended May 5, 2018, the total amount of unrecognized tax benefits increased by approximately $33,000. The change to the total amount of the unrecognized tax benefit for the three months ended May 5, 2018 included an increase in interest and penalties of approximately $14,000.

In the next twelve months, it is reasonably possible the Company could resolve the U.S. federal examination related to the fiscal 2011 through fiscal 2015 tax years.

At the end of fiscal 2018, the Company maintained a $2.4 million valuation allowance against its remaining general domestic deferred tax assets and U.S. state net operating loss carryforwards. During the three months ended May 5, 2018, the related valuation allowance decreased by approximately $114,000. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. The balance of this valuation allowance is associated with U.S. domestic operations for different state and local taxing jurisdictions where the Company anticipates that it will generate continuing tax losses.

16. STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED SHARES

During the three months ended May 5, 2018, the Company granted an aggregate of 45,093 shares of restricted stock to certain key employees, which vest primarily over a three-year period, at an estimated value of $1.2 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the three months ended May 5, 2018, the Company granted performance based restricted stock to certain key employees. Such stock generally vests 100% in April 2021, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. A total of 116,328 shares of performance-based restricted stock were issued at an estimated value of $3.1 million.

During the three months ended May 5, 2018, a total of 77,453 shares of restricted stock vested, of which 9,708 shares were withheld to cover the employees’ statutory income tax requirements. The estimated value of the withheld shares was $0.3 million.

17. SEGMENT INFORMATION

The Company has four reportable segments: Men’s Sportswear and Swim, Women’s Sportswear, Direct-to-Consumer comprised of product sales and Licensing comprised of sales-based royalties. The Men’s Sportswear and Swim and Women’s Sportswear segments derive revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. The Direct-to-Consumer segment derives its revenues from the sale of the Company’s branded and licensed products through the Company’s retail stores and e-commerce platforms. The Licensing segment derives its revenues from royalties associated from the use of the Company’s brand names, principally Perry Ellis, Original Penguin, Laundry, Gotcha, Pro Player, Farah, Ben Hogan and John Henry. The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	Three Months Ended
	May 5, 2018	April 29, 2017
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$199,606	$185,866
Women’s Sportswear	25,890	29,739
Direct-to-Consumer	19,939	18,218
Licensing	9,799	8,267

Total revenues	$255,234	$242,090

Depreciation and amortization:
Men’s Sportswear and Swim	$1,839	$1,851
Women’s Sportswear	746	795
Direct-to-Consumer	585	766
Licensing	57	56

Total depreciation and amortization	$3,227	$3,468

Operating income (loss):
Men’s Sportswear and Swim	$13,245	$15,515
Women’s Sportswear	(3,143)	(969)
Direct-to-Consumer	(1,397)	(4,101)
Licensing	6,386	5,976

Total operating income	$15,091	$16,421
Total interest expense	2,009	1,956

Total net income before income taxes	$13,082	$14,465

Revenues from external customers related to continuing operations in the United States and foreign countries are as follows:

	Three Months Ended
	May 5, 2018	April 29, 2017
	(in thousands)
United States	$222,592	$212,072
International	32,642	30,018

Total revenues	$255,234	$242,090

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

Real estate mortgages. (classified within Level 2 of the valuation hierarchy)—The carrying amounts of the real estate mortgages were approximately $33.4 million and $33.6 million at May 5, 2018 and February 3, 2018, respectively. The carrying values of the real estate mortgages at May 5, 2018 and February 3, 2018, approximate their fair values since the interest rates approximate market rates.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

Senior subordinated notes payable. (classified within Level 2 of the valuation hierarchy)—The carrying amounts of the 7 7/8% senior subordinated notes payable were approximately $49.9 and $49.8 million at May 5, 2018 and February 3, 2018, respectively. The fair value of the 7 7/8% senior subordinated notes payable was approximately $52.1 and $50.1 million as of May 5, 2018 and February 3, 2018, respectively, based on quoted market prices.

See footnote 14 in these notes to unaudited condensed consolidated financial statements for disclosure of the fair value and line item caption of derivative instruments recorded in the consolidated balance sheets.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

19. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company and several of its subsidiaries (the “Guarantors”) have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis. These guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). The following are condensed consolidating financial statements, which present, in separate columns: Perry Ellis International, Inc., (Parent Only), the Guarantors on a combined, or where appropriate, consolidated basis, and the Non-Guarantors on a combined, or where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of May 5, 2018 and February 3, 2018 and for the three months ended May 5, 2018 and April 29, 2017. The combined Guarantors are 100% owned subsidiaries of Perry Ellis International, Inc., and have fully and unconditionally guaranteed the senior subordinated notes payable on a joint and several basis.

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF MAY 5, 2018

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$5,303	$45,168	$—	$50,471
Investment, at fair value	—	—	4,912	—	4,912
Accounts receivable, net	—	170,276	31,542	—	201,818
Intercompany receivable, net	96,861	—	—	(96,861)	—
Inventories	—	125,734	25,231	—	150,965
Prepaid expenses and other current assets	—	8,610	1,200	—	9,810

Total current assets	96,861	309,923	108,053	(96,861)	417,976

Property and equipment, net	—	52,430	2,995	—	55,425
Other intangible assets, net	—	153,685	32,332	—	186,017
Deferred income taxes	—	—	541	—	541
Investment in subsidiaries	345,242	—	—	(345,242)	—
Other assets	—	1,347	222	—	1,569

TOTAL	$442,103	$517,385	$144,143	$(442,103)	$661,528

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$—	$47,933	$4,741	$—	$52,674
Accrued expenses and other liabilities	—	37,103	7,755	—	44,858
Accrued interest payable	350	—	—	—	350
Accrued income tax payable	720	624	461	—	1,805
Unearned revenues	—	3,732	919	—	4,651
Intercompany payable, net	—	79,579	23,528	(103,107)	—

Total current liabilities	1,070	168,971	37,404	(103,107)	104,338

Senior subordinated notes payable, net	49,855	—	—	—	49,855
Senior credit facility	—	62,404	—	—	62,404
Real estate mortgages	—	32,495	—	—	32,495
Income taxes payable	3,868	—	—	—	3,868
Unearned revenues and other long-term liabilities	—	13,758	231	—	13,989
Deferred income taxes	—	7,269	—	—	7,269

Total long-term liabilities	53,723	115,926	231	—	169,880

Total liabilities	54,793	284,897	37,635	(103,107)	274,218

Total equity	387,310	232,488	106,508	(338,996)	387,310

TOTAL	$442,103	$517,385	$144,143	$(442,103)	$661,528

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF FEBRUARY 3, 2018

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$830	$34,392	$—	$35,222
Investment, at fair value	—	—	14,086	—	14,086
Accounts receivable, net	—	125,534	31,329	—	156,863
Intercompany receivable, net	97,692	—	—	(97,692)	—
Inventories	—	145,797	29,662	—	175,459
Prepaid expenses and other current assets	—	7,116	1,035	—	8,151

Total current assets	97,692	279,277	110,504	(97,692)	389,781

Property and equipment, net	—	53,614	2,550	—	56,164
Other intangible assets, net	—	153,884	32,332	—	186,216
Deferred income taxes	—	—	411	—	411
Investment in subsidiaries	335,883	—	—	(335,883)	—
Other assets	—	1,391	199	—	1,590

TOTAL	$433,575	$488,166	$145,996	$(433,575)	$634,162

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$—	$85,659	$13,189	$—	$98,848
Accrued expenses and other liabilities	—	27,621	8,147	—	35,768
Accrued interest payable	1,334	—	—	—	1,334
Income taxes payable	716	624	126	—	1,466
Unearned revenues	—	2,372	535	—	2,907
Intercompany payable, net	—	83,376	18,886	(102,262)	—

Total current liabilities	2,050	199,652	40,883	(102,262)	140,323

Senior subordinated notes payable, net	49,818	—	—	—	49,818
Senior credit facility	—	11,154	—	—	11,154
Real estate mortgages	—	32,721	—	—	32,721
Income taxes payable	4,157	—	—	—	4,157
Unearned revenues and other long-term liabilities	—	13,277	247	—	13,524
Deferred income taxes	—	4,915	—	—	4,915

Total long-term liabilities	53,975	62,067	247	—	116,289

Total liabilities	56,025	261,719	41,130	(102,262)	256,612

Total equity	377,550	226,447	104,866	(331,313)	377,550

TOTAL	$433,575	$488,166	$145,996	$(433,575)	$634,162

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 5, 2018

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$—	$216,215	$29,220	$—	$245,435
Royalty income	—	6,376	3,423	—	9,799

Total revenues	—	222,591	32,643	—	255,234
Cost of sales	—	144,261	17,106	—	161,367

Gross profit	—	78,330	15,537	—	93,867
Operating expenses:
Selling, general and administrative expenses	—	64,247	11,302	—	75,549
Depreciation and amortization	—	2,912	315	—	3,227

Total operating expenses	—	67,159	11,617	—	78,776

Operating income	—	11,171	3,920	—	15,091
Interest expense	—	2,107	(98)	—	2,009

Net income before income taxes	—	9,064	4,018	—	13,082
Income tax provision	—	2,326	509	—	2,835

Equity in earnings of subsidiaries, net	10,247	—	—	(10,247)	—

Net income	10,247	6,738	3,509	(10,247)	10,247

Other comprehensive loss	(1,125)	—	(1,125)	1,125	(1,125)

Comprehensive income	$9,122	$6,738	$2,384	$(9,122)	$9,122

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

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 5, 2018

(amounts in thousands)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH USED IN OPERATING ACTIVITIES:	$(1,000)	$(40,688)	$(1,390)	$—	$(43,078)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(812)	(881)	—	(1,693)
Proceeds from investments maturities	—	—	9,184	—	9,184
Intercompany transactions	913	—	—	(913)	—

Net cash provided by (used in) investing activities	913	(812)	8,303	(913)	7,491

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	—	106,959	—	—	106,959
Payments on senior credit facility	—	(55,709)	—	—	(55,709)
Payments on real estate mortgages	—	(225)	—	—	(225)
Payments for employee taxes on shares withheld	—	(259)	—	—	(259)
Payments on capital leases	—	(17)	—	—	(17)
Proceeds from exercise of stock options	101	—	—	—	101
Intercompany transactions	—	(4,776)	3,877	899	—

Net cash (used in) provided by financing activities	101	45,973	3,877	899	50,850
Effect of exchange rate changes on cash and cash equivalents	(14)	—	(14)	14	(14)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	4,473	10,776	—	15,249
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	830	34,392	—	35,222

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$5,303	$45,168	$—	$50,471

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

20. SUBSEQUENT EVENTS

On May 29, 2018, the Company completed the redemption of the remaining $50 million of its outstanding 7.875% Senior Subordinated Notes due in 2019 (the “Notes”). The total redemption price for the Notes was $50.6 million, which amount includes 100.00% of the principal amount of the Notes as well as accrued and unpaid interest to, but not including, the May 29, 2018 redemption date. Following the redemption by the Company of the Notes, none of the Notes remain outstanding. The Company paid the redemption price for the Notes with repatriated funds and funds from its senior credit facility.

On February 6, 2018, the Company received a non-binding proposal from George Feldenkreis, a current member and former Executive Chairman of the Board, and Fortress Credit Advisors LLC to acquire all of the Company’s outstanding common shares not already beneficially owned by Mr. Feldenkreis. On February 13, 2018, the Board of Directors authorized a special committee of the independent directors to evaluate this proposal. The special committee has retained Paul, Weiss, Rifkind, Wharton & Garrison LLP and Akerman LLP as its legal counsel and PJ SOLOMON as its financial advisor to assist in its review. The special committee is evaluating and negotiating the proposal and no decision has been made with respect to the response. At present, the Company cannot assure you that the proposal will result in a definitive offer to purchase the Company’s outstanding capital stock or that any definitive agreement will be executed or that the proposal or any other transaction will be approved or consummated.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended February 3, 2018, filed with the Securities and Exchange Commission on April 17, 2018.

Forward–Looking Statements

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “guidance,” “indicate,” “intend,” “may,” “might,” “plan,” “possibly,” “potential,” “predict,” “probably,” “proforma,” “project,” “seek,” “should,” “target,” or “will” or the negative thereof or other variations thereon and similar words or phrases or comparable terminology. Such forward-looking statements include, but are not limited to, statements regarding Perry Ellis’ strategic operating review, growth initiatives and internal operating improvements intended to drive revenues and enhance profitability, the implementation of Perry Ellis’ profitability improvement plan and our plans to exit underperforming, low growth brands and businesses. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. These factors include, but are not limited to:

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

Results of Operations

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating income by segment, the most directly comparable GAAP financial measure:

	Three Months Ended
	May 5, 2018	April 29, 2017
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$199,606	$185,866
Women’s Sportswear	25,890	29,739
Direct-to-Consumer	19,939	18,218
Licensing	9,799	8,267

Total revenues	$255,234	$242,090

	Three Months Ended
	May 5, 2018	April 29, 2017
	(in thousands)
Reconciliation of operating income to EBITDA
Operating income (loss) by segment:
Men’s Sportswear and Swim	$13,245	$15,515
Women’s Sportswear	(3,143)	(969)
Direct-to-Consumer	(1,397)	(4,101)
Licensing	6,386	5,976

Total operating income	$15,091	$16,421

Add:
Depreciation and amortization
Men’s Sportswear and Swim	$1,839	$1,851
Women’s Sportswear	746	795
Direct-to-Consumer	585	766
Licensing	57	56

Total depreciation and amortization	$3,227	$3,468

EBITDA by segment:
Men’s Sportswear and Swim	$15,084	$17,366
Women’s Sportswear	(2,397)	(174)
Direct-to-Consumer	(812)	(3,335)
Licensing	6,443	6,032

Total EBITDA	$18,318	$19,889

EBITDA margin by segment
Men’s Sportswear and Swim	7.6%	9.3%
Women’s Sportswear	(9.3% )	(0.6% )
Direct-to-Consumer	(4.1% )	(18.3% )
Licensing	65.8%	73.0%
Total EBITDA margin	7.2%	8.2%

EBITDA consists of earnings before interest expense, depreciation and amortization, and income taxes. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, and does not represent cash flow from operations. The most directly comparable GAAP financial measure, presented above, is operating income by segment. EBITDA and EBITDA margin by segment are presented solely as a supplemental disclosure because management believes that they are a common measure of operating performance in the apparel industry.

The following is a discussion of the results of operations for the three month period ended May 5, 2018 of the fiscal year ending February 2, 2019 (“fiscal 2019”) compared with the three month period ended April 29, 2017 of the fiscal year ended February 3, 2018 (“fiscal 2018”).

Results of Operations - three months ended May 5, 2018 compared to the three months ended April 29, 2017.

Net sales. Men’s Sportswear and Swim net sales for the three months ended May 5, 2018 were $199.6 million, an increase of $13.7 million, or 7.4%, from $185.9 million for the three months ended April 29, 2017. The net sales increase was primarily attributed to strength in our core brands, mainly Golf and Nike Swim. Original Penguin was also slightly up for the quarter. These increases were offset by a slight decrease in Perry Ellis.

Women’s Sportswear net sales for the three months ended May 5, 2018 were $25.9 million, a decrease of $3.8 million, or 12.8%, from $29.7 million for the three months ended April 29, 2017. The net sales decrease was primarily due to reductions in Rafaella due to the exit of Bon-Ton, as a result of its bankruptcy filing, and the Laundry by Shelli Segal dress business switching to a licensing model.

Direct-to-Consumer net sales for the three months ended May 5, 2018 were $19.9 million, an increase of $1.7 million, or 9.3%, from $18.2 million for the three months ended April 29, 2017. The increase was primarily driven by a retail stores sales increase of 12.7% in comparable same store sales for the direct-to-consumer business. Overall direct-to-consumer comparable sales were up 8.2%.

Royalty income. Royalty income for the three months ended May 5, 2018 was $9.8 million, an increase of $1.5 million, or 18.1%, from $8.3 million for the three months ended April 29, 2017. The increase was primarily attributed to the application of Accounting Standards Codification 606, which requires advertising reimbursements to be classified as revenue instead of as a reduction of the related advertising costs as was the case in the prior year; More specifically, we reclassified $1.5 million of advertising reimbursements from selling, general and administrative expense to royalty income. Refer to footnotes 2 and 3 in the accompanying consolidated financial statements as of May 5, 2018.

Gross profit. Gross profit was $93.9 million for the three months ended May 5, 2018, an increase of $2.8 million, or 3.1%, from $91.1 million for the three months ended April 29, 2017. The increase was primarily attributed to higher sales volumes in our Golf brands and Nike Swim, and the reclassification of the advertising reimbursements to royalty income as discussed above.

Gross profit margin. As a percentage of total revenue, gross profit margins were 36.8% for the three months ended May 5, 2018, as compared to 37.6% for the three months ended April 29, 2017, a decrease of 80 basis points. The decrease is attributed primarily to the Rafaella liquidations of Bon-Ton specific inventory, as well as the overall mix of business with accelerated Spring shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended May 5, 2018 were $75.5 million, an increase of $4.3 million, or 6.0%, from $71.2 million for the three months ended April 29, 2017. The increase is primarily driven by the reclassification of advertising reimbursements to royalty income as discussed above, divisional employee expenses in the Men’s Sportswear and Swim segment, as well as currency translation losses.

Additionally, we incurred $1.3 million, during the first quarter of fiscal 2019, in connection with our Board’s exploration and evaluation of potential strategic alternatives and the related February 6, 2018 proposal by Mr. Feldenkreis to acquire all of our outstanding common shares not already beneficially owned by Mr. Feldenkreis. We expect and will continue to incur expenses, which will be significant, during fiscal 2019 in connection with this exploration and evaluation.

EBITDA. Men’s Sportswear and Swim EBITDA margin for the three months ended May 5, 2018 decreased by 170 basis points to 7.6% from 9.3% for the three months ended April 29, 2017. The EBITDA margin decreased slightly from last year primarily due to business mix and because of this, we were not able to realize favorable leverage in selling, general and administrative expenses.

Women’s Sportswear EBITDA margin for the three months ended May 5, 2018 decreased 870 basis points to (9.3%), from (0.6%) for the three months ended April 29, 2017. The EBITDA margin was unfavorably impacted by the decrease in net sales described above.

Direct-to-Consumer EBITDA margin for the three months ended May 5, 2018 increased 1420 basis points to (4.1%), from (18.3%) for the three months ended April 29, 2017. The increase was attributable to the increases of revenue from our stores, as described above. Additionally, we have been able to realize favorable leverage in selling, general and administrative expenses, because of our reduction during fiscal 2018 of unprofitable stores.

Licensing EBITDA margin for the three months ended May 5, 2018 decreased to 65.8%, from 73.0% for the three months ended April 29, 2017. The EBITDA margin was unfavorably impacted as we were not able to realize favorable leverage in selling, general and administrative expenses in the Licensing segment.

Depreciation and amortization. Depreciation and amortization for the three months ended May 5, 2018 was $3.2 million, a decrease of $0.3 million, or 8.6%, from $3.5 million for the three months ended April 29, 2017. The decrease is attributed to the overall reduction in capital expenditures during fiscal 2018. Depreciation primarily related to our capital expenditures, primarily in the direct-to-consumer segment, and leasehold improvements.

Interest expense. Interest expense for the three months ended May 5, 2018 and April 29, 2017 remained flat at $2.0 million.

Income taxes. The income tax expense for the three months ended May 5, 2018 was $2.8 million, an increase of $1.1 million, as compared to $1.7 million for the three months ended April 29, 2017. For the three months ended May 5, 2018, our effective tax rate was 21.7% as compared to 11.7% for the three months ended April 29, 2017. The overall change in the effective tax rate is attributed to the impact of the valuation allowance on domestic taxes recorded during the three months ended April 29, 2017. The release of the previously recorded valuation allowance at the end of fiscal 2018 has resulted in increased tax expense during the three month period ended May 5, 2018. This increase was partially offset by the reduction in the Federal tax rate due to the enactment of the Tax Cuts and Jobs Act (“Tax Act”), during December 2017.

During the three months ended May 5, 2018, we did not record any adjustments to the provisional income tax benefit recorded in fiscal 2018 from the enactment of the Tax Act. At May 5, 2018, we have not yet completed our accounting for the income tax effects of the Tax Act, but have made reasonable estimates of those effects on our existing deferred income tax balances and the one-time deemed repatriation tax. The final financial statement impact of the Tax Act may differ from our previously recorded estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, and changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the provisional impacts. The Securities and Exchange Commission (SEC) has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related income tax impacts.

Net income. Net income for the three months ended May 5, 2018 was $10.2 million, a decrease of $2.6 million, or 20.3%, as compared to $12.8 million for the three months ended April 29, 2017. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions, and capital expenditures. We believe that our working capital requirements will increase slightly in fiscal 2019 as we continue to expand internationally. As of May 5, 2018, our total working capital was $313.6 million as compared to $249.5 million as of February 3, 2018 and $279.6 million as of April 29, 2017. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facility are sufficient to meet our working capital needs and capital expenditure needs over the next year including the redemption of our senior subordinated notes on May 29, 2018.

The recently enacted Tax Act included a one-time transition tax on unremitted foreign earnings as of December 31, 2017 (the “Transition Tax”), and accordingly, we recorded U.S. current tax expense of $5.8 million, net of available foreign tax credits, during fiscal 2018 related to the one-time mandatory deemed repatriation. We intend to repatriate the funds associated with the foreign earnings subjected to the Transition Tax. As such, during fiscal 2018, we have accrued deferred taxes associated with the expected future repatriation pertaining to foreign withholding and U.S. state taxes of $0.4 million and $0.2 million, respectively.

Net cash used in operating activities was $43.1 million for the three months ended May 5, 2018, as compared to cash used in operating activities of $37.8 million for the three months ended April 29, 2017.

The cash used in operating activities for the three months ended May 5, 2018 is primarily attributable to an increase in accounts receivable of $33.7 million as well as a decrease in accounts payable and accrued expenses of $50.7 million and a decrease in accrued interest payable of $1.0 million. These decreases were partially offset by a decrease in inventory of $23.4 million associated with strong inventory management, a decrease in prepaid income taxes of $0.3 million and an increase in unearned revenue and other liabilities of $0.4 million. Our inventory turnover ratio was 3.8 as compared to 3.9 for the three months ended April 29, 2017, evidencing our strong inventory management.

The cash used in operating activities for the three months ended April 29, 2017 is primarily attributable to an increase in accounts receivable of $43.8 million and a decrease in accounts payable and accrued expenses of $27.0 million. These decreases were partially offset by a decrease in inventory of $11.9 million associated with strong inventory management, a decrease in prepaid income taxes of $1.7 million, an increase in income taxes payable of $1.6 million and an increase in unearned revenue and other liabilities of $1.3 million.

Net cash provided by investing activities was $7.5 million for the three months ended May 5, 2018, as compared to cash used in investing activities of $7.5 million for the three months ended April 29, 2017. The net cash provided by investing activities during the first three months of fiscal 2019 primarily reflects the proceeds from the maturities of investments in the amount of $9.2 million; offset by the purchase of property and equipment of $1.7 million primarily for leaseholds and store fixtures. We anticipate capital expenditures during the remainder of fiscal 2019 of $9.0 million to $10.0 million in new leasehold improvements, technology, systems, retail stores, and other expenditures.

Net cash used in investing activities was $7.5 million for the three months ended April 29, 2017. The net cash used in investing activities during the first three months of fiscal 2018 primarily reflects the purchase of investments of $10.3 million and the purchase of property and equipment of $1.9 million primarily for leaseholds and store fixtures; offset by the proceeds from the maturities of investments in the amount of $4.7 million.

Net cash provided by financing activities was $50.9 million for the three months ended May 5, 2018, as compared to net cash provided by financing activities of $41.4 million for the three months ended April 29, 2017. The net cash provided during the first three months of fiscal 2019 primarily reflects net borrowings on our senior credit facility of $51.3 million and proceeds from the exercise of stock options of $0.1 million; partially offset by payments for employee taxes on shares withheld of $0.3 million and $0.2 million in payments on our mortgage loans.

Net cash provided by financing activities was $41.4 million for the three months ended April 29, 2017. The net cash provided during the first three months of fiscal 2018 primarily reflects net borrowings on our senior credit facility of $41.6 million; which was partially offset by $0.2 million in payments on our mortgage loans and payments on capital leases of $0.07 million.

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

On April 6, 2015, we elected to call for the partial redemption of $100 million of our $150 million 7 7 / 8 % senior subordinated notes due 2019 and a notice of redemption was sent to all registered holders of the senior subordinated notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, we completed the redemption of $100 million of our senior subordinated notes. We incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption, including the redemption premium as well as the write-off of note issuance costs. At May 5, 2018, the balance of the 7 7 / 8 % senior subordinated notes totaled $49.9 million, net of debt issuance costs in the amount of $0.1 million. At February 3, 2018, the balance of the 7 7 / 8 % senior subordinated notes totaled $49.8 million, net of debt issuance costs in the amount of $0.2 million.

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

On May 29, 2018, we completed the redemption of the remaining $50 million of our outstanding 7 7 / 8 % senior subordinated notes. The total redemption price for the notes was $50.6 million, which amount includes 100.00% of the principal amount as well as accrued and unpaid interest to, but not including, the May 29, 2018 redemption date. Following the redemption, none of the senior subordinated notes remain outstanding. We paid the redemption price with repatriated funds and funds from our senior credit facility.

Senior Credit Facility

On April 22, 2015, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The Credit Facility has been extended through April 30, 2020 (“Maturity Date”). In connection with this amendment and restatement, we paid fees in the amount of $0.6 million. These fees will be amortized over the term of the Credit Facility as interest expense. At May 5, 2018, we had outstanding borrowings of $62.4 million under the Credit Facility. At February 3, 2018, we had outstanding borrowings of $11.2 million under the Credit Facility.

Certain Covenants. The Credit Facility contains certain financial and other covenants, which, among other things, require us to maintain a minimum fixed charge coverage ratio if availability falls below certain thresholds. We are not aware of any non-compliance with any of our covenants in this Credit Facility. These covenants may restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness and liens in certain circumstances, redeem or repurchase capital stock, make certain investments or sell assets. We may pay cash dividends subject to certain restrictions set forth in the covenants including, but not limited to, meeting a minimum excess availability threshold and no occurrence of a default. We could be materially harmed if we violate any covenants, as the lenders under the Credit Facility could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, the lenders could proceed against our assets and the assets of our subsidiaries that are borrowers or guarantors. In addition, a covenant violation that is not cured or waived by the lenders could also constitute a cross-default under certain of our other outstanding indebtedness, our letter of credit facilities, or our real estate mortgage loans. A cross-default could result in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy. Additionally, our Credit Facility includes a subjective acceleration clause if a “material adverse change” in our business occurs. We believe that the likelihood of the lender exercising this right is remote.

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

Letter of Credit Facilities

As of May 5, 2018, we maintained one U.S. dollar letter of credit facility totaling $30.0 million. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

At May 5, 2018 and February 3, 2018, there was $19.7 million available under the existing letter of credit facilities.

Real Estate Mortgage Loans

In November 2016, we paid off our existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $21.7 million mortgage loan. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $112,000, based on a 25-year amortization with the outstanding principal due at maturity. At May 5, 2018, the balance of the real estate mortgage loan totaled $20.8 million, net of discount, of which $562,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan was originally due on January 23, 2019. In January 2014, we amended the mortgage loan to modify the interest rate. The interest rate was reduced to 3.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of approximately $68,000, based on a 20-year amortization, with the outstanding principal due at maturity. In November 2016, we amended the mortgage to increase the amount to $13.2 million. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $68,000, based on a 25-year amortization with the outstanding principal due at maturity. At May 5, 2018, the balance of the real estate mortgage loan totaled $12.6 million, net of discount, of which approximately $342,000 is due within one year.

Additionally, we used the excess funds generated from the new mortgage loans described above to pay down our senior credit facility.

The real estate mortgage loans described above contain certain covenants. We are not aware of any non-compliance with any of the covenants. If we violate any covenants, the lender under the real estate mortgage loans could declare all amounts outstanding thereunder to be immediately due and payable, which we may not be able to satisfy. A covenant violation could constitute a cross-default under our senior credit facility and our letter of credit resulting in all of our debt obligations becoming immediately due and payable, which we may not be able to satisfy.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements,” as defined by applicable GAAP and SEC rules.

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our results of operations for the three months ended May 5, 2018.

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended February 3, 2018 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks and the recoverability of deferred tax assets. We believe that there have been no significant changes to our critical accounting policies during the three months ended May 5, 2018 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended February 3, 2018, except for revenue recognition, which is discussed in footnotes 2 and 3 of the accompanying consolidated financial statements as of May 5, 2018.

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

At May 5, 2018, the notional amount outstanding of foreign exchange forward contracts was $10.4 million. Such contracts expire through January 2019. At February 3, 2018, the notional amount outstanding of foreign exchange forward contracts was $6.0 million.

At May 5, 2018 and February 3, 2018, accumulated other comprehensive loss included a $0.1 million and $0.6 million net deferred loss, respectively, for Hedging Instruments that were expected to be reclassified during the next 12 months. The net deferred loss will be reclassified from accumulated other comprehensive loss to cost of goods sold when the inventory is sold.

The total loss (gain) relating to Hedging Instruments reclassified to earnings during the first quarter of fiscal 2019 and first quarter of fiscal 2018 were $0.2 million and ($0.04) million, respectively.

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

Item  4. Controls and Procedures

As required by Securities Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation required by Securities Exchange Act Rule 13a-15(b), our Chief Executive Officer and our Interim Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of May 5, 2018, in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We adopted the new revenue guidance under Accounting Standards Update 606 (ASC 606) on February 4, 2018. The adoption of this guidance required the implementation of new accounting processes and procedures, which required us to update our internal controls over accounting for revenue recognition and the related disclosures required under the new guidance.

Other than the changes noted above, there have been no other changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Purchased under the Plans or Programs
February 4, 2018 to March 3, 2018	86	$26.51	—	$8,278,199
March 4, 2018 to April 7, 2018	83	$26.59	—	$8,278,199
April 8, 2018 to May 5, 2018	9,539	$25.77	—	$8,278,199

(1)	Represents shares withheld to pay statutory income taxes resulting from vesting of restricted shares.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Exhibit Description	Where Filed

3.1	Amendment to Second Amended and Restated Bylaws of Perry Ellis International, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated April 27, 2018, and incorporated herein by reference.

10.6	Change in Control Severance Plan and Summary Plan Description (1)	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to Section 1350	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to Section 1350	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

(1)	Management Contract or Compensation Plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

June 13, 2018	By: /S/ JORGE NARINO
Jorge Narino, Interim Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)