Form 10-Q
period 2018-08-04
PERRY ELLIS INTERNATIONAL, INC
filed 2018-09-07
CIK 900349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 4, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock is 15,884,000 (as of August 31, 2018).

PERRY ELLIS INTERNATIONAL, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

Item 1:

Condensed Consolidated Balance Sheets (Unaudited) as of August 4, 2018 and February 3, 2018	1

Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended August 4, 2018 and July 29, 2017	2

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited) for the three and six months ended August 4, 2018 and July 29, 2017	3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended August 4, 2018 and July 29, 2017	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3:

Quantitative and Qualitative Disclosures About Market Risk	33

Item 4:

Controls and Procedures	34

PART II: OTHER INFORMATION

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6:

Exhibits	35

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands, except share data)

	August 4,	February 3,
	2018	2018
ASSETS

Current Assets:
Cash and cash equivalents	$21,338	$35,222
Investments, at fair value	—	14,086
Accounts receivable, net	140,453	156,863
Inventories	135,445	175,459
Prepaid income taxes	3,123	—
Prepaid expenses and other current assets	12,300	8,151

Total current assets	312,659	389,781

Property and equipment, net	54,246	56,164
Other intangible assets, net	185,819	186,216
Deferred income taxes	565	411
Other assets	1,377	1,590

TOTAL	$554,666	$634,162

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$55,480	$98,848
Accrued expenses and other liabilities	45,501	35,768
Accrued interest payable	47	1,334
Accrued income tax payable	—	1,466
Unearned revenues	3,898	2,907

Total current liabilities	104,926	140,323

Senior subordinated notes payable, net	—	49,818
Senior credit facility	6,959	11,154
Real estate mortgages	32,270	32,721
Income tax payable	3,795	4,157
Unearned revenues and other long-term liabilities	14,266	13,524
Deferred income taxes	7,581	4,915

Total long-term liabilities	64,871	116,289

Total liabilities	169,797	256,612

Commitment and contingencies

Equity:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value; 100,000,000 shares authorized; 15,884,250 shares issued and outstanding as of August 4, 2018 and 15,690,669 shares issued and outstanding as of February 3, 2018	159	157
Additional paid-in-capital	154,572	151,563
Retained earnings	239,071	232,977
Accumulated other comprehensive loss	(8,933)	(7,147)

Total equity	384,869	377,550

TOTAL	$554,666	$634,162

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Revenues:
Net sales	$189,338	$198,394	$434,773	$432,217
Royalty income	9,939	8,215	19,738	16,482

Total revenues	199,277	206,609	454,511	448,699
Cost of sales	123,445	130,129	284,812	281,131

Gross profit	75,832	76,480	169,699	167,568

Operating expenses:
Selling, general and administrative expenses	75,105	68,412	150,654	139,611
Depreciation and amortization	3,389	3,496	6,616	6,964

Total operating expenses	78,494	71,908	157,270	146,575

Operating (loss) income	(2,662)	4,572	12,429	20,993
Costs on early extinguishment of debt	134	—	134	—
Interest expense	1,328	1,869	3,337	3,825

Net loss (income) before income taxes	(4,124)	2,703	8,958	17,168
Income tax (benefit) provision	(859)	1,724	1,976	3,418

Net (loss) income	$(3,265)	$979	$6,982	$13,750

Net (loss) income per share:
Basic	$(0.21)	$0.06	$0.46	$0.91

Diluted	$(0.21)	$0.06	$0.45	$0.90

Weighted average number of shares outstanding
Basic	15,247	15,075	15,202	15,042
Diluted	15,247	15,289	15,570	15,296

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Net (loss) income	$(3,265)	$979	$6,982	$13,750

Other Comprehensive income:
Foreign currency translation adjustments, net	(1,152)	1,273	(2,828)	1,552
Unrealized gain (loss) on forward contract	491	(50)	1,032	(412)
Unrealized (loss) gain on investments	—	(6)	10	—

Total other comprehensive (loss) income	(661)	1,217	(1,786)	1,140

Comprehensive (loss) income	$(3,926)	$2,196	$5,196	$14,890

See Notes to Unaudited Condensed Consolidated Financial Statements

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	August 4, 2018	July 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,982	$13,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,773	7,130
Provision for bad debts	1,175	1,686
Amortization of debt issue costs	181	202
Amortization of premiums and discounts	15	53
Costs on early extinguishment of debt	134	—
Deferred income taxes	2,562	(671)
Share-based compensation	3,237	3,425
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	26,652	8,527
Inventories	38,133	21,342
Prepaid income taxes	(3,386)	1,611
Prepaid expenses and other current assets	(2,806)	(300)
Other assets	73	(85)
Accounts payable and accrued expenses	(46,016)	(19,746)
Accrued interest payable	(1,287)	(43)
Income taxes payable	(1,329)	1,418
Unearned revenues and other long-term liabilities	(33)	2,021

Net cash provided by operating activities	31,060	40,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,826)	(3,901)
Purchases of investments	—	(28,124)
Proceeds from investment maturities	14,096	10,136

Net cash provided by (used) in investing activities	10,270	(21,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from senior credit facility	200,957	141,588
Payments on senior credit facility	(205,152)	(164,092)
Payments on senior subordinated notes	(50,000)	—
Payments on real estate mortgages	(450)	(435)
Purchase of treasury shares	—	(937)
Payments for employee taxes on shares withheld	(327)	(753)
Payments on capital leases	(92)	(140)
Proceeds from exercise of stock options	101	23

Net cash used in financing activities	(54,963)	(24,746)

Effect of exchange rate changes on cash and cash equivalents	(251)	(568)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,884)	(6,883)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,222	30,695

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,338	$23,812

Continued

PERRY ELLIS INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six Months Ended
	August 4,	July 29,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,428	$3,613

Income taxes	$3,865	$771

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued purchases of property and equipment	$120	$138

Capital lease financing	$703	$—

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

The cumulative effects of the changes made to the condensed consolidated balance sheet at February 4, 2018, as a result of the adoption of ASC 606 were as follows:

	Balance at February 3, 2018	Adjustments due to ASC 606	Balance at February 4, 2018
		(in thousands)
Accounts receivable, net	$156,863	$13,017	$169,880
Prepaid expenses and other current assets	8,151	1,420	9,571
Deferred income tax	411	43	454
Accrued expenses and other liabilities	35,768	14,294	50,062
Unearned revenues	2,907	1,313	4,220
Deferred income taxes	4,915	(239)	4,676
Retained earnings	232,977	(888)	232,089

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and also updates certain presentation and disclosure requirements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption, during the first quarter of fiscal 2019, of ASU No. 2016-01 did not have a material impact on the Company’s results of operations or financial position.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” which requires an entity that is a lessee to recognize the assets and liabilities arising from leases on its balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, using a modified retrospective approach, and early adoption is permitted. The Company is currently evaluating the effect that the adoption will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which provides guidance for the accounting for credit losses on instruments within its scope. This ASU guides on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This ASU requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. This ASU also requires that credit losses on available-for-sale debt securities be presented as an allowance. This ASU should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force),” which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company’s adoption, during the first quarter of fiscal 2019, of ASU No. 2016- 15 did not have a material impact on the Company’s results of operations or financial position.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic718): Scope of Modification Accounting,” which amends the scope of modification accounting for share-based payment arrangements. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. This ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The guidance is required to be applied prospectively to an award modified on or after the adoption date. The Company will apply this guidance to any future changes made to the terms or conditions, of share-based payment awards, after adoption. The Company’s adoption, during the first quarter of fiscal 2019, of ASU No. 2017-09 did not have a material impact on the Company’s results of operations or the Company’s financial position.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception,” which is intended to reduce the complexity of accounting for certain financial instruments with down round features and address the difficulty of accounting for certain financial instruments with characteristics of liabilities and equity. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which simplifies the application of hedge accounting guidance to better portray the economic results of risk management activities in the financial statements. This ASU aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the update. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cut and Jobs Act (“Tax Act”). In accordance with SAB 118, during fiscal 2018, the Company determined that the net ($3.9) million of its deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $5.8 million of current tax expense recorded in connection with the transition tax on foreign earnings were provisional amounts and reasonable estimates at February 3, 2018. Over the SAB 118 measurement period, the Company intends to further analyze and update the calculated impacts noted above, as well as other potential correlative adjustments. During the three and six months ended August 4, 2018, the Company did not record any adjustments to the provisional income tax benefit recorded in fiscal 2018. Any subsequent adjustment to these amounts or additional amounts identified will be recorded to current tax expense in the quarter when the analysis is complete.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or the treatment of any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. For the six months ended August 4, 2018, while the Company was completing its analysis of the GILTI tax rules and the two available accounting policy elections, it included a reasonable estimate of $0.2 million for the impact of GILTI as an increase to its fiscal 2019 tax expense for purposes of estimating its fiscal 2019 annual effective tax rate. As part of this estimate, the Company has not included GILTI as part of its deferred taxes. The Company does not expressly consider its methodology for calculating its fiscal 2019 annual estimated tax rate to constitute an election of either of the acceptable accounting policy elections relative to the GILTI tax regime. The Company will continue to analyze the GILTI tax rules over the SAB 118 measurement period and any subsequent adjustment pertaining to an ultimate accounting policy election will be recorded in the quarter when the analysis is complete.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220):Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. This ASU eliminates the stranded tax effects resulting from the Tax Act. This ASU also requires certain disclosures about stranded tax effects. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which makes minor changes to ASU 2016-01. This ASU clarifies that entities must use a prospective transition approach only for equity securities they elect to measure using the new measurement alternative. This ASU also clarifies other aspects on how to apply the measurement alternative and the presentation requirements for financial liabilities measured under the fair value option. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company’s adoption, during the first quarter of fiscal 2019, of ASU No. 2018-03 did not have a material impact on the Company’s results of operations or the Company’s financial position.

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. This ASU also provides guidance on the financial statement disclosures that are required under a measurement period approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements,” which provides technical corrections, clarifications and other improvements across a variety of accounting topics, which include: amendments to subtopic 220-10, Income Statement-Reporting Comprehensive Income-Overall; amendments to Subtopic 470-50, Debt-Modifications and Extinguishments, amendments to Subtopic 480-10, Distinguishing Liabilities from Equity-Overall; amendments to Subtopic 718-740, Compensation-Stock Compensation-Income Taxes, Derivatives and Hedging-Overall; and amendments to Subtopic 820-10, Fair Value Measurement-Overall. The transition and effective date guidance is based on the facts and circumstances of each amendment included in the ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” which clarifies how to apply certain aspects of the new leases standard. This ASU addresses the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. This ASU has the same effective date and transition requirements as the new leases standard, which is effective for annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” which provides a new transition method and a practical expedient for separating components of a contract. This ASU is intended to reduce costs and ease the implementation of the new leasing standard for financial statement preparers. The effective date and transition requirements for the amendments related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

3. REVENUE RECOGNITION

The Company recognizes revenue pursuant to ASC 606. The majority of the Company’s revenue is derived from the sales of its products, which represents net sales recorded in the Company’s condensed consolidated statements of income. The Company also recognizes revenues for sales-based royalties related to its licenses of its symbolic intellectual property, principally consisting of licenses of trade names and trademarks, which represents royalty income recorded in the Company’s condensed consolidated statements of income.

Disaggregation of revenue

The Company has four reportable segments: Men’s Sportswear and Swim, Women’s Sportswear, Direct-to-Consumer (comprised of product sales) and Licensing (comprised of sales-based royalties). For a presentation of the Company’s revenues disaggregated by segment and geographical region, refer to footnote 18 in these notes to unaudited condensed consolidated financial statements.

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

The Company’s contracts with customers, for a license to symbolic intellectual property, typically include a nonrefundable minimum guarantee (“MG”) establishing a floor for the amount of consideration to be paid to the Company in installments over the term of the license period. The Company earns additional sales-based royalties when the royalties exceed the nonrefundable MG. As a result, the Company’s contracts contain both a sales-based royalty and an MG and, therefore, include both fixed and variable consideration. In order to determine the appropriate approach to utilize for the pattern of recognition of transaction price for contracts that contain a MG and sales-based royalty, the Company has determined that the approach applied should be based on the Company’s evaluation of whether it is expected that the MG would be exceeded. For contracts where the Company has determined that it is unlikely that the MG will be exceeded, the Company believes that for the licenses of symbolic intellectual property, the measure of progress for the fixed consideration should be based on the time elapsed because the customer simultaneously receives and consumes the benefits as the entity performs. The Company recognizes additional sales-based royalties, if any, when the cumulative royalties exceed the MG as the Company has concluded that the variable consideration is fully constrained as it is not expected to be entitled to the variable consideration. For contracts, where the Company anticipates that the MG will be exceeded, the Company has determined that the substance of these arrangements is that it is paid consideration based on the sales-based royalties and therefore, would apply the recognition constraint on sales-based royalties in ASC 606 and will recognize the consideration based on sales-based royalty earned in each distinct period of the series.

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

Contract Balances

The Company recognizes unearned royalty income when licensees pay contractual obligations before being earned or when up-front fees are collected. These amounts are included in current liabilities on the consolidated balance sheet. This liability is recognized as royalty income over the applicable term of the respective license agreement. As of August 4, 2018 and February 3, 2018, unearned revenue was $3.9 million and $2.9 million, respectively. For the three months and six months ended August 4, 2018, the Company recognized $3.0 million and $5.8 million of revenue, respectively, that was previously included in unearned revenue as of February 3, 2018.

Certain of the Company’s contracts with customers that provide for the license of intellectual property do not meet the adopted practical expedients. As of August 4, 2018, the Company had approximately 167 contracts for the license of intellectual property with unsatisfied performance obligations extending through December 2026. The total aggregate transaction price allocated to the unsatisfied performance obligations of these contracts was approximately $173.4 million, of which $39.3 million is expected to be realized in fiscal 2019.

Significant Judgements

The Company records reductions to revenue for estimated customer returns, allowances, co-op advertising, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances, as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances is inherently uncertain and may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, co-op advertising and markdowns are included within accrued expenses and other liabilities. Discounts are recorded in accounts receivable, net and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the consolidated balance sheet.

Practical Expedients and Policy Elections

The Company has adopted or made the following policy elections related to the accounting for sales tax, shipping and handling, costs to obtain and fulfill a contract, significant financing components, and transaction price allocated to future performance obligations:

•	Sales Tax

The Company has elected to exclude sales tax and similar taxes from the measurement of transaction price. As the Company historically has presented taxes on a net revenue basis, there is no change to the current presentation as a result of the adoption of ASC 606.

•	Shipping and Handling Costs

Costs associated with shipment of products to a customer are accounted for as a fulfillment cost and are included in selling, general and administrative expenses. The Company has elected to apply the practical expedient for shipping costs and will account for shipping and handling activities performed after control of a good has been transferred to the customer as a fulfillment cost and not a performance obligation. Therefore, both revenue and costs of shipping and handling are recorded at the same time.

•	Costs to Obtain and Fulfill a Contract

The Company historically has recognized the incremental costs of obtaining contracts as an expense when incurred, and if the amortization period of the assets that the Company otherwise would have recognized is one year or less, there is no change to the current presentation as a result of the adoption of ASC 606. As such, the Company has elected to adopt the practical expedient for costs to obtain and fulfill a contract. The Company, as of August 4, 2018 and February 3, 2018, incurred no incremental costs to obtain or fulfill the Company’s contracts with customers that were required to be capitalized.

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

The impact of adoption of ASC 606 on the Company’s condensed consolidated balance sheet at August 4, 2018 and condensed consolidated statement of operations for the three months and six months ended August 4, 2018 was as follows:

	August 4, 2018
	As Reported	Excluding Adjustments due to ASC 606 (1)	As Adjusted
		(in thousands)
Accounts receivable, net	$140,453	$(13,080)	$127,373
Prepaid expenses and other current assets	12,300	(2,310)	9,990
Accrued expenses and other liabilities	45,501	(15,457)	30,044
Prepaid income taxes	3,123	(121)	3,002
Unearned revenues	3,898	(491)	3,407
Retained earnings	239,071	437	239,508

	Three Months Ended August 4, 2018
	As Reported	Excluding Adjustments due to ASC 606 (1)	As Adjusted
	(in thousands)
Royalty income	$9,939	$(1,020)	$8,919
Total revenues	199,277	(1,020)	198,257
Gross profit	75,832	(1,020)	74,812
Selling, general and administrative expenses	75,105	(1,300)	73,805
Total operating expenses	78,494	(1,300)	77,194
Operating loss	(2,662)	280	(2,382)
Income tax provision	(859)	61	(798)
Net loss	(3,265)	219	(3,046)

	Six Months Ended August 4, 2018
	As Reported	Excluding Adjustments due to ASC 606 (1)	As Adjusted
	(in thousands)
Royalty income	$19,738	$(2,255)	$17,483
Total revenues	454,511	(2,255)	452,256
Gross profit	169,699	(2,255)	167,444
Selling, general and administrative expenses	150,654	(2,813)	147,841
Total operating expenses	157,270	(2,813)	154,457
Operating income	12,429	558	12,987
Income tax provision	1,976	121	2,097
Net income	6,982	437	7,419

(1)	Refer to footnote 2: Accounting Standards Update, No. 2014-09, “Revenue from Contracts with Customers (ASC 606)”.

4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of:

	August 4, 2018	February 3, 2018
	(in thousands)
Trade accounts	$135,772	$163,872
Royalties	6,079	7,107
Other receivables	1,080	902

Total	142,931	171,881
Less: allowances (1)	(2,478)	(15,018)

Total	$140,453	$156,863

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

Inventories consisted of the following as of:

	August 4, 2018	February 3, 2018
	(in thousands)
Finished goods	$135,445	$175,459

6. INVESTMENTS

The Company’s investments include marketable securities and certificates of deposit at February 3, 2018. Certificates of deposit with maturity dates less than one year are classified as available-for-sale. Marketable securities are classified as available-for-sale and consist of corporate and government bonds with maturity dates less than one year. Investments are stated at fair value. There were no Company investments at August 4, 2018.

Investments consisted of the following as of February 3, 2018:

		Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Marketable securities	$6,655	$—	$(5)	$6,650
Certificates of deposit	7,441	—	(5)	7,436

Total investments	$14,096	$—	$(10)	$14,086

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	August 4, 2018	February 3, 2018
	(in thousands)
Furniture, fixtures and equipment	$98,528	$97,414
Buildings and building improvements	22,296	22,341
Vehicles	430	537
Leasehold improvements	47,520	47,765
Land	9,431	9,430

Total	178,205	177,487
Less: accumulated depreciation and amortization	(123,959)	(121,323)

Total	$54,246	$56,164

The above table of property and equipment includes assets held under capital leases as of:

	August 4, 2018	February 3, 2018
	(in thousands)
Furniture, fixtures and equipment	$703	$810
Less: accumulated depreciation and amortization	(77)	(722)

Total	$626	$88

For the three months ended August 4, 2018 and July 29, 2017, depreciation and amortization expense relating to property and equipment amounted to $3.3 million and $3.4 million, respectively. For the six months ended August 4, 2018 and July 29, 2017, depreciation and amortization expense relating to property and equipment amounted to $6.4 million and $6.7 million, respectively. These amounts include amortization expense for leased property under capital leases.

8. OTHER INTANGIBLE ASSETS

Trademarks

Trademarks included in other intangible assets, net, are considered indefinite-lived assets and totaled $184.1 million at August 4, 2018 and February 3, 2018.

Other

Other intangible assets represent customer lists as of:

	August 4, 2018	February 3, 2018
	(in thousands)
Customer lists	$8,450	$8,450
Less: accumulated amortization	(6,777)	(6,380)

Total	$1,673	$2,070

For the three months ended August 4, 2018 and July 29, 2017, amortization expense relating to customer lists amounted to approximately $0.2 million for each of the periods. For the six months ended August 4, 2018 and July 29, 2017, amortization expense relating to customer lists amounted to $0.4 million for each of the periods. Other intangible assets are amortized over their estimated useful lives of 10 years. Assuming no impairment, the table sets forth the estimated amortization expense for the following fiscal years based on recorded amounts as of February 3, 2018:

(in thousands)
2019	$793
2020	$734
2021	$543

9. LETTER OF CREDIT FACILITIES

Borrowings and availability under letter of credit facilities consisted of the following as of:

	August 4,	February 3,
	2018	2018
	(in thousands)
Total letter of credit facilities	$30,000	$30,000
Outstanding letters of credit	(8,018)	(10,268)

Total credit available	$21,982	$19,732

10. ADVERTISING AND RELATED COSTS

The Company’s accounting policy relating to advertising and related costs is to expense these costs in the period incurred. Advertising and related costs were approximately $5.5 million and $3.8 million for the three months ended August 4, 2018 and July 29, 2017, respectively, and $11.2 million and $7.8 million for the six months ended August 4, 2018 and July 29, 2017, respectively, and are included in selling, general and administrative expenses.

11. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average shares of outstanding common stock. The calculation of diluted net (loss) income per share is similar to basic earnings per share except that the denominator includes potentially dilutive common stock issuances. The potentially dilutive common stock issuances included in the Company’s computation of diluted net income per share includes the effects of stock options, stock appreciation rights (“SARS”), and unvested restricted shares as determined using the treasury stock method.

The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(3,265)	$979	$6,982	$13,750

Denominator:
Basic-weighted average shares	15,247	15,075	15,202	15,042
Dilutive effect: equity awards	—	214	368	254

Diluted-weighted average shares	15,247	15,289	15,570	15,296

Basic (loss) income per share	$(0.21)	$0.06	$0.46	$0.91

Diluted (loss) income per share	$(0.21)	$0.06	$0.45	$0.90

Antidilutive effect:(1)	635	404	81	398

(1)

Represents weighted average of stock options to purchase shares of common stock, SARS and restricted stock that were not included in computing diluted income per share because their effects were antidilutive for the respective periods.

12. 7 7/8% $150 MILLION SENIOR SUBORDINATED NOTES PAYABLE

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

On April 6, 2015, the Company elected to call for the partial redemption of $100 million of the $150 million 7 7 / 8 % senior subordinated notes due 2019 and a notice of redemption was sent to all registered holders of the senior subordinated notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, the Company completed the redemption of $100 million of senior subordinated notes. The Company incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption, including the redemption premium as well as the write-off of note issuance costs.

On May 29, 2018, the Company completed the redemption of the remaining $50 million of the outstanding 7 7 / 8 % senior subordinated notes. The total redemption price for the notes was $50.6 million, which includes 100% of the principal amount as well as accrued and unpaid interest to, but not including, the May 29, 2018 redemption date. Additionally, the Company wrote off the remaining issuance costs of $0.1 million. The Company paid the redemption price with repatriated funds and funds from its senior credit facility. The 7 7 / 8 % Notes were jointly and severally guaranteed by certain of the Company’s domestic subsidiaries, but summarized financial information for the wholly-owned guarantors is not provided because the 7 7 / 8 % Notes were fully extinguished as of August 4, 2018. At February 3, 2018, the balance of the 7 7 / 8 % senior subordinated notes totaled $49.8 million, net of debt issuance costs in the amount of $0.2 million.

13. EQUITY

The following table reflects the Company’s changes in equity:

Changes in Equity
(in thousands)
Equity at February 3, 2018	$377,550

Retained earnings adjustment (1)	(888)
Comprehensive income	5,196
Share transactions under employee equity compensation plans	3,011

Equity at August 4, 2018	$384,869

Equity at January 28, 2017	$313,687

Comprehensive income	14,890
Share transactions under employee equity compensation plans	2,695
Purchase of treasury stock	(937)

Equity at July 29, 2017	$330,335

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

During the second quarter of fiscal 2018, the Company repurchased 50,000 shares of common stock at a cost of $0.9 million. Total purchases under the plan to date amount to approximately $61.7 million.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in the Company’s accumulated other comprehensive loss by component, net of tax (in thousands):

	Foreign Currency Translation Adjustments, Net	Unrealized (Loss) Gain on Investments	Unrealized (Loss) Gain on Forward Contract	Total
Balance, February 3, 2018	$(6,488)	$(10)	$(649)	$(7,147)
Other comprehensive loss (income) before reclassifications	(2,828)	10	773	(2,045)
Amounts reclassified from accumulated other comprehensive loss	—	—	259	259

Balance, August 4, 2018	$(9,316)	$—	$383	$(8,933)

	Foreign Currency Translation Adjustments, Net	Unrealized (Loss) Gain on Investments	Unrealized (Loss) Gain on Forward Contract	Total
Balance, January 28, 2017	$(9,902)	$(12)	$(181)	$(10,095)
Other comprehensive loss (income) before reclassifications	1,552	—	(404)	1,148
Amounts reclassified from accumulated other comprehensive loss	—	—	(8)	(8)

Balance, July 29, 2017	$(8,350)	$(12)	$(593)	$(8,955)

A summary of the impact on the Company’s condensed consolidated statements of operations line items is as follows (in thousands):

		Three Months Ended
	Statement of Operations Location	August 4, 2018	July 29, 2017
Forward contract loss reclassified from accumulated other comprehensive loss to income	Cost of goods sold	$96	$33

		Six Months Ended
	Statement of Operations Location	August 4, 2018	July 29, 2017
Forward contract loss (gain) reclassified from accumulated other comprehensive loss to income	Cost of goods sold	$259	$(8)

15. DERIVATIVE FINANCIAL INSTRUMENT – Cash Flow Hedges

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

For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents at inception the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses at least quarterly whether the financial instruments used in hedging are “highly effective” at offsetting changes in cash flows of the related underlying exposures. For purposes of assessing hedge effectiveness, the Company uses the forward method, and assesses effectiveness based on the changes in both spot and forward points of the hedging instrument. If and when a derivative is no longer expected to be “highly effective,” hedge accounting is discontinued and hedge ineffectiveness, if any, is included in current period earnings. As of August 4, 2018, there was no hedge ineffectiveness.

The Company’s United Kingdom subsidiary is exposed to foreign currency risk from inventory purchases. In order to mitigate the financial risk of settlement of inventory at various prices based on movement of the U.S. dollar against the British pound, the Company entered into foreign currency forward exchange contracts (the “Hedging Instruments”). These are formally designated as “highly effective” cash flow hedges. The Company hedges approximately 45% of its U.S. dollar denominated purchases. All changes in the Hedging Instruments’ fair value associated with inventory purchases are recorded in equity as a component of accumulated other comprehensive income until the underlying hedged item is reclassified to earnings. The Company records the Hedging Instruments at fair value in its consolidated balance sheets. The cash flows from derivative instruments that are designated as cash flow hedges are classified in the same category as the cash flows from the underlying hedged items. In the event that hedge accounting is discontinued, cash flows subsequent to the date of discontinuance are classified within investing activities. The Company considers the classification of the underlying hedged item’s cash flows in determining the classification for the designated derivative instrument’s cash flows. The Company classifies derivative instrument cash flows from hedges of foreign currency risk on the settlement of inventory as operating activities.

The Company’s Hedging Instruments were classified within Level 2 of the fair value hierarchy. The following table summarizes the effects, fair value and balance sheet classification of the Company’s Hedging Instruments:

Derivatives Designated As Hedging Instruments	Balance sheet location	August 4, 2018	February 3, 2018
		(in thousands)
Foreign currency forward exchange contract (inventory purchases):
	Other Current Assets	$383	$—
	Accounts Payable	$—	$649

The following table summarizes the effect and classification of the Company’s Hedging Instruments.

		Three Months Ended		Six Months Ended
Derivatives Designated As Hedging Instruments	Statement of Operations Location	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
		(in thousands)
Foreign currency forward exchange contract (inventory purchases):

Loss (gain) reclassified from accumulated other comprehensive loss to income	Cost of goods sold	$96	$33	$259	$(8)

The notional amounts outstanding of Hedging Instruments were $5.9 million and $6.0 million at August 4, 2018 and February 3, 2018, respectively. Such Hedging Instruments expire through February 2019.

Accumulated other comprehensive loss included a net deferred gain (loss) for Hedging Instruments in the amount of $0.4 million and ($0.6) million at August 4, 2018 and February 3, 2018, respectively. The net deferred gain (loss) will be reclassified from accumulated other comprehensive loss to costs of goods sold during the next twelve months when the inventory is sold.

16. INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s U.S. federal income tax returns for fiscal 2011 through fiscal 2018 are open tax years. The Company’s state tax filings are subject to varying statutes of limitations. The Company’s unrecognized state tax benefits are related to open tax years from fiscal 2006 through fiscal 2018, depending on each state’s particular statute of limitation. As of August 4, 2018, the examination by the Internal Revenue Service for the Company’s 2011, 2012, and 2013 U.S. federal tax years is still ongoing.

The Company has a $1.4 million liability recorded for unrecognized tax benefits as of February 3, 2018, which includes interest and penalties of $0.3 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. All of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. During the three and six months ended August 4, 2018, the total amount of unrecognized tax benefits increased by approximately $31,000 and $64,000, respectively. The change to the total amount of the unrecognized tax benefit for the three and six months ended August 4, 2018 included an increase in interest and penalties of approximately $14,000 and $29,000, respectively.

In the next twelve months, it is reasonably possible the Company could resolve the U.S. federal examination related to the fiscal 2011 through fiscal 2015 tax years.

At the end of fiscal 2018, the Company maintained a $2.4 million valuation allowance against its remaining general domestic deferred tax assets and U.S. state net operating loss carryforwards. During the three and six months ended August 4, 2018, the related valuation allowance decreased by approximately $130,000 and $244,000, respectively. The establishment of valuation allowances and the development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. The balance of this valuation allowance is associated with U.S. domestic operations for different state and local taxing jurisdictions where the Company anticipates that it will generate continuing tax losses.

17. STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED SHARES

During the first quarter of fiscal 2019, the Company granted an aggregate of 45,093 shares of restricted stock to certain key employees, which vest primarily over a three-year period, at an estimated value of $1.2 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the first quarter of fiscal 2019, the Company granted performance based restricted stock to certain key employees. Such stock generally vests 100% in April 2021, provided that each employee is still an employee of the Company on such date, and the Company has met certain performance criteria. A total of 116,328 shares of performance-based restricted stock were issued at an estimated value of $3.1 million.

During the second quarter of fiscal 2019, the Company awarded to six directors an aggregate of 23,844 shares of restricted stock. The restricted stock vests primarily over a one-year period, at an estimated value of $0.7 million. This value is being recorded as compensation expense on a straight-line basis over the vesting period of the restricted stock.

During the first and second quarters of fiscal 2019, a total of 77,453 and 70,191 shares of restricted stock vested, of which 9,708 and 1,244 shares were withheld to cover the employees’ statutory income tax requirements, respectively. The estimated value of the withheld shares was $0.3 million and $0.03 million, respectively.

18. SEGMENT INFORMATION

The Company has four reportable segments: Men’s Sportswear and Swim, Women’s Sportswear, Direct-to-Consumer (comprised of product sales) and Licensing (comprised of sales-based royalties). The Men’s Sportswear and Swim and Women’s Sportswear segments derive revenues from the design, import and distribution of apparel to department stores and other retail outlets, principally throughout the United States. The Direct-to-Consumer segment derives its revenues from the sale of the Company’s branded and licensed products through the Company’s retail stores and e-commerce platforms. The Licensing segment derives its revenues from royalties associated from the use of the Company’s brand names, principally Perry Ellis, Original Penguin, Laundry, Gotcha, Pro Player, Farah, Ben Hogan and John Henry.

The Company allocates certain corporate selling, general and administrative expenses based primarily on the revenues generated by the segments.

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	(in thousands)
Revenues:
Men’s Sportswear and Swim	$151,111	$155,466	$350,717	$341,332
Women’s Sportswear	16,928	19,718	42,818	49,457
Direct-to-Consumer	21,299	23,210	41,238	41,428
Licensing	9,939	8,215	19,738	16,482

Total revenues	$199,277	$206,609	$454,511	$448,699

Depreciation and amortization:
Men’s Sportswear and Swim	$1,997	$1,786	$3,836	$3,637
Women’s Sportswear	736	866	1,482	1,661
Direct-to-Consumer	596	784	1,181	1,550
Licensing	60	60	117	116

Total depreciation and amortization	$3,389	$3,496	$6,616	$6,964

Operating (loss) income :
Men’s Sportswear and Swim	$(3,434)	$3,869	$9,811	$19,384
Women’s Sportswear	(3,142)	(3,409)	(6,285)	(4,378)
Direct-to-Consumer	(1,882)	(1,960)	(3,279)	(6,061)
Licensing	5,796	6,072	12,182	12,048

Total operating (loss) income	$(2,662)	$4,572	$12,429	$20,993
Costs on early extinguishment of debt	134	—	134	—
Total interest expense	1,328	1,869	3,337	3,825

Total net (loss) income before income taxes	$(4,124)	$2,703	$8,958	$17,168

Revenues from external customers related to continuing operations in the United States and foreign countries are as follows:

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	(in thousands)
United States	$167,482	$177,816	$390,074	$389,888
International	31,795	28,793	64,437	58,811

Total revenues	$199,277	$206,609	$454,511	$448,699

19. FAIR VALUE MEASUREMENTS

Accounts receivable, accounts payable, accrued interest payable and accrued expenses. The carrying amounts reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments.

Real estate mortgages. (classified within Level 2 of the valuation hierarchy)—The carrying amounts of the real estate mortgages were approximately $33.2 million and $33.6 million at August 4, 2018 and February 3, 2018, respectively. The carrying values of the real estate mortgages at August 4, 2017 and February 3, 2018, approximate their fair values since the interest rates approximate market.

Senior credit facility. The carrying amount of the senior credit facility approximates fair value due to the frequent resets of its floating interest rate.

See footnote 15 in these notes to unaudited condensed consolidated financial statements for disclosure of the fair value and line item caption of derivative instruments recorded in the consolidated balance sheets.

These estimated fair value amounts have been determined using available market information and appropriate valuation methods.

20. PENDING PROPOSED GOING PRIVATE TRANSACTION

On February 6, 2018, the Company received an unsolicited proposal (the “Feldenkreis Proposal”) from George Feldenkreis, a current member and former Executive Chairman of the Board of Directors, and Fortress Credit Advisors LLC to acquire all of the Company’s outstanding common shares not already beneficially owned by Mr. Feldenkreis. On February 13, 2018, the Board of Directors expanded the powers of the preexisting special committee of the independent directors of the Company (the “Special Committee”) giving it the exclusive power to evaluate, negotiate and make recommendations to the Board of Directors with respect to the Feldenkreis Proposal and any alternatives thereto. The Special Committee retained Paul, Weiss, Rifkind, Wharton & Garrison LLP and Akerman LLP as its legal counsel and PJ SOLOMON as its financial advisor to assist in its review.

After extensive negotiations, on June 15, 2018, the Board of Directors, acting on the unanimous recommendation of the Special Committee and with input from the Special Committee’s independent financial and legal advisors, unanimously approved the execution of a definitive merger agreement providing for, among other things, the acquisition of the Company by a newly formed entity controlled by George Feldenkreis in a transaction valued at approximately $437 million. Under the terms of the merger agreement, the Company’s unaffiliated shareholders will receive $27.50 per share in cash upon closing.

Consummation of the transactions contemplated by the merger agreement remain subject to a number of conditions, including among others the adoption of the merger agreement by both a majority of the voting power of the Company’s outstanding common shares and by a majority of the voting power of the Company’s outstanding common shares not owned by any officer or director of the Company, any “Rollover Investors” (as defined in the merger agreement) or any person having any equity interest in the other parties to the merger agreement. At this time, there can be no assurance that these and the other conditions to closing will be satisfied or that the pending going private transaction contemplated by the merger agreement will be consummated in a timely manner or at all.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “Perry Ellis,” the “Company,” “we,” “us” or “our” include Perry Ellis International, Inc. and its subsidiaries. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended February 3, 2018, filed with the Securities and Exchange Commission (“SEC”) on April 17, 2018.

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

Results of Operations

The following table sets forth, for the periods indicated, selected financial data expressed by segments and includes a reconciliation of EBITDA to operating (loss) income by segment, the most directly comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	(in thousands)
Revenues by segment:
Men’s Sportswear and Swim	$151,111	$155,466	$350,717	$341,332
Women’s Sportswear	16,928	19,718	42,818	49,457
Direct-to-Consumer	21,299	23,210	41,238	41,428
Licensing	9,939	8,215	19,738	16,482

Total revenues	$199,277	$206,609	$454,511	$448,699

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	(in thousands)
Reconciliation of operating (loss) income to EBITDA
Operating (loss) income by segment:
Men’s Sportswear and Swim	$(3,434)	$3,869	$9,811	$19,384
Women’s Sportswear	(3,142)	(3,409)	(6,285)	(4,378)
Direct-to-Consumer	(1,882)	(1,960)	(3,279)	(6,061)
Licensing	5,796	6,072	12,182	12,048

Total operating (loss) income	$(2,662)	$4,572	$12,429	$20,993

Add:
Depreciation and amortization
Men’s Sportswear and Swim	$1,997	$1,786	$3,836	$3,637
Women’s Sportswear	736	866	1,482	1,661
Direct-to-Consumer	596	784	1,181	1,550
Licensing	60	60	117	116

Total depreciation and amortization	$3,389	$3,496	$6,616	$6,964

EBITDA by segment:
Men’s Sportswear and Swim	$(1,437)	$5,655	$13,647	$23,021
Women’s Sportswear	(2,406)	(2,543)	(4,803)	(2,717)
Direct-to-Consumer	(1,286)	(1,176)	(2,098)	(4,511)
Licensing	5,856	6,132	12,299	12,164

Total EBITDA	$727	$8,068	$19,045	$27,957

EBITDA margin by segment
Men’s Sportswear and Swim	(1.0%)	3.6%	3.9%	6.7%
Women’s Sportswear	(14.2%)	(12.9%)	(11.2%)	(5.5%)
Direct-to-Consumer	(6.0%)	(5.1%)	(5.1%)	(10.9%)
Licensing	58.9%	74.6%	62.3%	73.8%
Total EBITDA margin	0.4%	3.9%	4.2%	6.2%

EBITDA consists of earnings before interest expense, costs on early extinguishment of debt, depreciation and amortization, and income taxes. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, and does not represent cash flow from operations. The most directly comparable GAAP financial measure, presented above, is operating income by segment. EBITDA and EBITDA margin by segment are presented solely as a supplemental disclosure because management believes that they are a common measure of operating performance in the apparel industry.

The following is a discussion of the results of operations for the three and six month periods ended August 4, 2018 of the fiscal year ending February 2, 2019 (“fiscal 2019”) compared with the three and six month periods ended July 29, 2017 of the fiscal year ended February 3, 2018 (“fiscal 2018”).

Results of Operations - three and six months ended August 4, 2018 compared to the three and six months ended July 29, 2017.

Net sales. Men’s Sportswear and Swim net sales for the three months ended August 4, 2018 were $151.1 million, a decrease of $4.4 million, or 2.8%, from $155.5 million for the three months ended July 29, 2017. The net sales decrease was primarily attributed to a shift in sales that favored the first quarter. The second quarter experienced higher sales in Original Penguin offset by declines in Perry Ellis, Nike and golf apparel businesses.

Men’s Sportswear and Swim net sales for the six months ended August 4, 2018 were $350.7 million, an increase of $9.4 million, or 2.8%, from $341.3 million for the six months ended July 29, 2017. The net sales increase was primarily attributed to strength in our core brands, mainly Original Penguin, Golf and Nike Swim. These increases were offset by a slight decrease in Perry Ellis brand sales.

Women’s Sportswear net sales for the three months ended August 4, 2018 were $16.9 million, a decrease of $2.8 million, or 14.2%, from $19.7 million for the three months ended July 29, 2017. The decrease in net sales was attributed to the planned reduction because of the transition of Laundry by Shelli Segal dresses to a licensed business. Rafaella was flat compared to last year’s comparable period. Women’s Sportswear net sales for the six months ended August 4, 2018 were $42.8 million, a decrease of $6.7 million, or 13.5%, from $49.5 million for the six months ended July 29, 2017. The net sales decrease was primarily due to reductions in Rafaella due to the exit of Bon-Ton, as a result of its bankruptcy filing, and the Laundry by Shelli Segal dress business switching to a licensing model.

Direct-to-Consumer net sales for the three months ended August 4, 2018 were $21.3 million, a decrease of $1.9 million, or 8.2%, from $23.2 million for the three months ended July 29, 2017. The decrease was driven by ten store closings since the second quarter of fiscal 2018 and a 14% comparable sales decline in e-commerce, partially offset by a 4% increase in comparable same store sales. Comparable margins increased 7% due to strong consumer response to our product assortments and reductions in promotional activities.

Direct-to-Consumer net sales for the six months ended August 4, 2018 were $41.2 million, a decrease of $0.2 million, or 0.5%, from $41.4 million for the six months ended July 29, 2017. The decrease was driven by an e-commerce comparable sales decline of 11%, coupled with twelve fewer stores as compared to the prior period. These decreases were off-set by an 8% increase in comparable same store sales for the first half of fiscal 2019.

Royalty income. Royalty income for the three months ended August 4, 2018 was $9.9 million, an increase of $1.7 million, or 20.7%, from $8.2 million for the three months ended July 29, 2017. The increase was primarily attributed to the application of Accounting Standards Codification 606, which required advertising reimbursements to be classified as revenue instead of as a reduction of the related advertising costs as was the case in the prior year. More specifically, we reclassified $1.3 million of advertising reimbursements from selling, general and administrative expense to royalty income. Refer to footnotes 2 and 3 in the accompanying consolidated financial statements as of August 4, 2018. Additional royalty income increases came from the addition of new licenses.

Royalty income for the six months ended August 4, 2018 was $19.7 million, an increase of $3.2 million, or 19.4%, from $16.5 million for the six months ended July 29, 2017. The increase was primarily attributed to the application of Accounting Standards Codification 606, which required advertising reimbursements in the amount of $2.8 million to be classified as revenue as described above. Additional royalty income increases came from the addition of new licenses.

Gross profit. Gross profit was $75.8 million for the three months ended August 4, 2018, a decrease of $0.7 million, or 0.9%, from $76.5 million for the three months ended July 29, 2017. This decrease was attributed to the sales decline described above. This decrease was partially offset by the application of Accounting Standards Codification 606 as described above.

Gross profit was $169.7 million for the six months ended August 4, 2018, an increase of $2.1 million, or 1.3%, from $167.6 million for the six months ended July 29, 2017. The increase was attributed to the application of Accounting Standards Codification 606 described above, offset by the sales reductions described above and the factors described within the gross profit margin section below.

Gross profit margin. As a percentage of total revenue, our gross profit margins were 38.1% for the three months ended August 4, 2018, as compared to 37.0% for the three months ended July 29, 2017, an expansion of 110 basis points. We had a greater mix of higher margin licensing and value chain sales and an increase in international sales, which are higher margin sales. Additionally, our direct-to-consumer gross profit margin increased due to improved pricing strategies and a move away from highly promotional events.

For the six months ended August 4, 2018, our gross profit margins remained flat at 37.3% as a percentage of total revenue as compared to the six months ended July 29, 2017. The increase for the second quarter described above was offset by a decrease in margin attributed primarily to the Rafaella liquidations of Bon-Ton specific inventory during the first quarter, essentially causing the margin to remain flat as compared to prior period.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended August 4, 2018 were $75.1 million, an increase of $6.7 million, or 9.8%, from $68.4 million for the three months ended July 29, 2017. The increase was primarily related to costs incurred in connection with our Board’s exploration and evaluation of potential strategic alternatives as discussed below.

Selling, general and administrative expenses for the six months ended August 4, 2018 were $150.7 million, an increase of $11.1 million, or 8.0%, from $139.6 million for the six months ended July 29, 2017. The increase was primarily driven by the reclassification of advertising reimbursements to royalty income as discussed above, divisional employee expenses in the Men’s Sportswear and Swim segment, as well as currency translation losses.

Additionally, we incurred $7.9 million, during the first and second quarters of fiscal 2019 in connection with our Board’s exploration and evaluation of potential strategic alternatives and the related February 6, 2018 proposal by Mr. Feldenkreis to acquire all of our outstanding common shares not already beneficially owned by Mr. Feldenkreis and affiliates. We expect that we will continue to incur expenses, which will be significant, during the remainder of fiscal 2019 in connection with this exploration and evaluation.

EBITDA. Men’s Sportswear and Swim EBITDA margin for the three months ended August 4, 2018 decreased 460 basis points to (1.0%) from 3.6% for the three months ended July 29, 2017. The EBITDA margin was unfavorably impacted by the decrease in net sales described above. Additionally, the EBITDA margin was unfavorably impacted as we were unable to realize favorable leverage in selling, general and administrative expenses. Men’s Sportswear and Swim EBITDA margin for the six months ended August 4, 2018 decreased 280 basis points to 3.9%, from 6.7% for the six months ended July 29, 2017. The EBITDA margin decreased from last year primarily due to business mix and because of this we were not able to realize favorable leverage in selling, general and administrative expenses.

Women’s Sportswear EBITDA margin for the three months ended August 4, 2018 decreased 130 basis points to (14.2%) from (12.9%) for the three months ended July 29, 2017. The EBITDA margin was unfavorably impacted by planned reductions and shifts in sales as discussed above. Women’s Sportswear EBITDA margin for the six months ended August 4, 2018 decreased 570 basis points to (11.2%) from (5.5%) for the six months ended July 29, 2017. The EBITDA margin was unfavorably impacted by the decrease in net sales described above.

Direct-to-Consumer EBITDA margin for the three months ended August 4, 2018 decreased 90 basis points to (6.0%) from (5.1%) for the three months ended July 29, 2017. The EBITDA margin was negatively impacted by reduction in door count and e-commerce performance that contributed to the decline in total revenue. These declines were minimized by a 260 basis point increase in gross profit margin and corresponding decrease in selling, general and administrative expenses from store closures. Direct-to-Consumer EBITDA margin for the six months ended August 4, 2018 increased 580 basis points to (5.1%) from (10.9%) for the six months ended July 29, 2017. The EBITDA margin was favorably impacted by a 440 basis point improvement in gross profit margin and reductions in selling, general and administrative expenses due to closures of underperforming stores.

Licensing EBITDA margin for the three months ended August 4, 2018 decreased 1570 basis points to 58.9%, from 74.6% for the three months ended July 29, 2017. Licensing EBITDA margin for the six months ended August 4, 2018 decreased 1150 basis points to 62.3% from 73.8% for the six months ended July 29, 2017. The EBITDA margin was unfavorably impacted by the application of Accounting Standards Codification 606, as we now have higher revenue thus reducing the EBITDA margin percentage.

Depreciation and amortization. Depreciation and amortization for the three months ended August 4, 2018, was $3.4 million, a decrease of $0.1 million, or 2.9% from $3.5 million for the three months ended July 29, 2017. Depreciation and amortization for the six months ended August 4, 2018, was $6.6 million, a decrease of $0.4 million, or 5.7%, from $7.0 million for the six months ended July 29, 2017. The decrease was attributed to the overall reduction in capital expenditures during fiscal 2018. Depreciation is primarily related to our capital expenditures, primarily in the Direct-to-Consumer segment, and leasehold improvements.

Interest expense. Interest expense for the three months ended August 4, 2018, was $1.3 million, a decrease of $0.6 million, or 31.6% from $1.9 million for the three months ended July 29, 2017. Interest expense for the six months ended August 4, 2018 was $3.3 million, a decrease of $0.5 million, or 13.2%, from $3.8 million for the six months ended July 29, 2017. These decreases were attributed to the lower average amount borrowed on our credit facility as compared to the prior year periods.

Income taxes. Our income tax benefit for the three months ended August 4, 2018, was ($0.9) million, a decrease of $2.6 million, as compared to the $1.7 million of tax expense for the three months ended July 29, 2017. For the three months ended August 4, 2018, our effective tax rate was 20.8% as compared to 63.8% for the three months ended July 29, 2017. The overall change in the effective tax rate was attributed to the impact of the valuation allowance on domestic taxes recorded during the three months ended July 29, 2017, the increase in tax reserves recorded during the three months ended July 29, 2017, and the reduction of the U.S. federal tax return applicable to the three months ended August 4, 2018.

Our income tax expense for the six months ended August 4, 2018, was $2.0 million, a decrease of $1.4 million, as compared to the $3.4 million of tax expense for the six months ended July 29, 2017. For the six months ended August 4, 2018 our effective tax rate was 22.1% as compared to 19.9% for the six months ended July 29, 2017. The overall change in the effective tax rate was attributed to the valuation allowance on domestic taxes recorded during the six months ended July 29, 2017 and changes in the ratio of income between domestic and foreign operations which are taxed at different rates.

During the three months ended August 4, 2018, we did not record any adjustments to the provisional income tax benefit recorded in fiscal 2018 from the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). At August 4, 2018, we have not yet completed our accounting for the income tax effects of the Tax Act, but have made reasonable estimates of those effects on our existing deferred income tax balances and the one-time deemed repatriation tax. The final financial statement impact of the Tax Act may differ from our previously recorded estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, and changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the provisional impacts. The SEC has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related income tax impacts.

Net (loss) income. Net loss for the three months ended August 4, 2018 was ($3.3) million, a decrease of $4.3 million as compared to $1.0 million of net income for the three months ended July 29, 2017. Net income for the six months ended August 4, 2018 was $7.0 million, a decrease of $6.8 million, or 49.3%, as compared to $13.8 million for the six months ended July 29, 2017. The changes in operating results were due to the items described above.

Liquidity and Capital Resources

We rely principally on cash flow from operations and borrowings under our senior credit facility to finance our operations, acquisitions, and capital expenditures. We believe that our working capital requirements will increase slightly in fiscal 2019 as we continue to expand internationally. As of August 4, 2018, our total working capital was $207.7 million as compared to $249.5 million as of February 3, 2018 and $220.6 million as of July 29, 2017. We believe that our cash flows from operations and availability under our senior credit facility and remaining letter of credit facility are sufficient to meet our working capital needs and capital expenditure needs over the next year.

The recently enacted Tax Act included a one-time transition tax on unremitted foreign earnings as of December 31, 2017 (the “Transition Tax”), and accordingly, we recorded U.S. current tax expense of $5.8 million, net of available foreign tax credits, during fiscal 2018 related to the one-time mandatory deemed repatriation. Additionally, during fiscal 2018, we accrued deferred taxes associated with the expected future repatriation pertaining to foreign withholding and U.S. state taxes of $0.4 million and $0.2 million, respectively. During the three months ended August 4, 2018, we repatriated approximately $43.6 million from our foreign subsidiaries, a portion of which represented earnings taxed under the Transition Tax. These funds, together with proceeds from our senior credit facility, were used to redeem our outstanding $50 million Senior Subordinated Notes Payable.

Net cash provided by operating activities was $31.1 million for the six months ended August 4, 2018, as compared to cash provided by operating activities of $40.3 million for the six months ended July 29, 2017.

The cash provided by operating activities for the six months ended August 4, 2018, was primarily attributable to a decreased inventory of $38.1 million, due to improved inventory management, and a decrease in accounts receivable of $26.7 million. This was partially offset by a decrease in accounts payable and accrued expenses of $46.0 million, an increase in prepaid income taxes of $3.4 million, an increase in prepaid expenses and other current assets of $2.8 million, a decrease in income taxes payable of $1.3 million and a decrease in interest payable of $1.3 million. Our inventory turnover ratio was 3.7 as compared to 4.0 in the prior period.

The cash provided by operating activities for the six months ended July 29, 2017, was primarily attributable to a decreased inventory of $21.3 million, due to improved inventory management, a decrease in accounts receivable of $8.5 million, an increased income taxes payable of $1.4 million and an increase in unearned revenues of $2.0 million, as well as a decrease in prepaid income taxes of $1.6 million. This was partially offset by a decrease in accounts payable and accrued expenses of $19.7 million.

Net cash provided by investing activities was $10.3 million for the six months ended August 4, 2018 as compared to cash used in investing activities of $21.9 million for the six months ended July 29, 2017. The net cash provided by investing activities during the first six months of fiscal 2019 primarily reflected proceeds from the maturities of investments of $14.1 million; offset by the purchase of property and equipment of $3.8 million, primarily for leasehold improvements and store fixtures.

We anticipate capital expenditures during the remainder of fiscal 2019 of $6.0 million to $7.0 million for new office leasehold improvements, technology, systems, retail store leasehold improvements, and other expenditures.

Net cash used in investing activities was $21.9 million for the six months ended July 29, 2017 as compared to cash used in investing activities of $10.4 million for the six months ended July 30, 2016. The net cash used in investing activities during the first six months of fiscal 2018 primarily reflected the purchase of investments of $28.1 million and the purchase of property and equipment of $3.9 million primarily for leasehold improvements and store fixtures; offset by the proceeds from the maturities of investments in the amount of $10.1 million.

Net cash used in financing activities was $55.0 million for the six months ended August 4, 2018 as compared to cash used in financing activities of $24.7 million for the six months ended July 29, 2017. The net cash used during the first six months of fiscal 2019 primarily reflected payment for the redemption of our senior subordinated notes of $50.0 million, net payments on our senior credit facility of $4.2 million, payments for employee taxes on shares withheld upon vesting of $0.3 million, payments of $0.5 million on our mortgage loans and payments on capital leases of $0.1 million; partially offset by proceeds from the exercise of stock options of $0.1 million.

Net cash used in financing activities was $24.7 million for the six months ended July 29, 2017 as compared to cash used in financing activities of $29.4 million for the six months ended July 30, 2016. The net cash used during the first six months of fiscal 2018 primarily reflected net payments on our senior credit facility of $22.5 million, purchase of treasury shares of $0.9 million, payments for employee taxes on shares withheld upon vesting of $0.8 million, payments of $0.4 million on our mortgage loans and payments on capital leases of $0.1 million.

The Board of Directors has authorized us to purchase, from time to time and as market and business conditions warrant, up to $70 million of our common stock for cash in the open market or in privately negotiated transactions through October 31, 2018. Although the Board of Directors allocated a maximum of $70 million to carry out the program, we are not obligated to purchase any specific number of outstanding shares and reevaluates the program on an ongoing basis.

During the second quarter of fiscal 2018, we repurchased 50,000 shares of common stock at a cost of $0.9 million. Total purchases under the plan to date amount to approximately $61.7 million.

7 7/8% $150 Million Senior Subordinated Notes Payable

In March 2011, we issued $150 million of 7 7/8 % senior subordinated notes, due April 1, 2019. The proceeds of this offering were used to retire the $150 million of 8 7/8 % senior subordinated notes due September 15, 2013 and to repay a portion of the outstanding balance on the senior credit facility. The proceeds to us were $146.5 million yielding an effective interest rate of 8.0%.

On April 6, 2015, we elected to call for the partial redemption of $100 million of our $150 million 7 7/8 % senior subordinated notes due 2019 and a notice of redemption was sent to all registered holders of the senior subordinated notes. The redemption terms provided for the payment of a redemption premium of 103.938% of the principal amount redeemed. On May 6, 2015, we completed the redemption of $100 million of our senior subordinated notes. We incurred debt extinguishment costs of approximately $5.1 million in connection with the redemption, including the redemption premium as well as the write-off of note issuance costs.

At February 3, 2018, the balance of the 7 7/8 % senior subordinated notes totaled $49.8 million, net of debt issuance costs in the amount of $0.2 million.

On May 29, 2018, we completed the redemption of the remaining $50 million of our outstanding 7 7 /8 % senior subordinated notes. The total redemption price for the notes was $50.6 million, which includes 100.00% of the principal amount as well as accrued and unpaid interest to, but not including, the May 29, 2018 redemption date. Additionally, we wrote off the remaining issuance costs of $0.1 million. Following the redemption, none of the senior subordinated notes remain outstanding. We paid the redemption price with repatriated funds and funds from our senior credit facility.

At August 4, 2018, there were no outstanding 7 7/8 % senior subordinated notes.

Senior Credit Facility

On April 22, 2015, we amended and restated our existing senior credit facility (the “Credit Facility”), with Wells Fargo Bank, National Association, as agent for the lenders, and Bank of America, N.A., as syndication agent. The Credit Facility provides a revolving credit facility of up to an aggregate amount of $200 million. The Credit Facility has been extended through April 30, 2020 (“Maturity Date”). In connection with this amendment and restatement, we paid fees in the amount of $0.6 million. These fees are being amortized over the term of the Credit Facility as interest expense. At August 4, 2018, we had outstanding borrowings of $7.0 million under the Credit Facility. At February 3, 2018, we had outstanding borrowings of $11.2 million under the Credit Facility.

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

Letter of Credit Facilities

As of August 4, 2018, we maintained one U.S. dollar letter of credit facility totaling $30.0 million. Each documentary letter of credit is secured primarily by the consignment of merchandise in transit under that letter of credit and certain subordinated liens on our assets.

At August 4, 2018 and February 3, 2018, there was $22.0 million and $19.7 million, respectively, available under the existing letter of credit facilities.

Real Estate Mortgage Loans

In November 2016, we paid off our existing real estate mortgage loan and refinanced our main administrative office, warehouse and distribution facility in Miami with a $21.7 million mortgage loan. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $112,000, based on a 25-year amortization with the outstanding principal due at maturity. At August 4, 2018, the balance of the real estate mortgage loan totaled $20.6 million, net of discount, of which $567,000 is due within one year.

In June 2006, we entered into a mortgage loan for $15 million secured by our Tampa facility. The loan was originally due on January 23, 2019. In January 2014, we amended the mortgage loan to modify the interest rate. The interest rate was reduced to 3.25% per annum and the terms were restated to reflect new monthly payments of principal and interest of approximately $68,000, based on a 20-year amortization, with the outstanding principal due at maturity. In November 2016, we amended the mortgage to increase the amount to $13.2 million. The loan is due on November 22, 2026. The interest rate is 3.715% per annum. Monthly payments of principal and interest approximate $68,000, based on a 25-year amortization with the outstanding principal due at maturity. At August 4, 2018, the balance of the real estate mortgage loan totaled $12.6 million, net of discount, of which approximately $345,000 is due within one year.

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

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations materially affected our results of operations for the three months ended August 4, 2018.

Critical Accounting Policies

Included in the footnotes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended February 3, 2018 is a summary of all significant accounting policies used in the preparation of our consolidated financial statements. We follow the accounting methods and practices as required by accounting principles generally accepted in the United States of America (“GAAP”). In particular, our critical accounting policies and areas in which we use judgment are in the areas of revenue recognition, the estimated collectability of accounts receivable, the recoverability of obsolete or overstocked inventory, the impairment of long-lived assets that are our trademarks and the recoverability of deferred tax assets. We believe that there have been no significant changes to our critical accounting policies during the three months ended August 4, 2018 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended February 3, 2018, except for revenue recognition, which is discussed in footnotes 2 and 3 of the accompanying consolidated financial statements as of August 4, 2018.

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

Cash Flow Hedges

Our United Kingdom subsidiary is exposed to foreign currency risk from inventory purchases. In order to mitigate the financial risk of settlement of inventory at various prices based on movement of the U.S. dollar against the British pound, we entered into foreign currency forward exchange contracts (the “Hedging Instruments”). These Hedging Instruments are formally designated and “highly effective” as cash flow hedges.

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

At August 4, 2018, the notional amount outstanding of Hedging Instruments was $5.9 million. Such Hedging Instruments expire through February 2019. At February 3, 2018, the notional amount outstanding of Hedging Instruments was $6.0 million.

At August 4, 2018 and February 3, 2018, accumulated other comprehensive loss included a $0.4 million and ($0.6) million net deferred gain (loss), respectively, for Hedging Instruments that were expected to be reclassified during the next 12 months. The net deferred loss will be reclassified from accumulated other comprehensive loss to cost of goods sold when the inventory is sold.

The total loss relating to Hedging Instruments reclassified to earnings during the three months ended August 4, 2018 and July 29, 2017 were $0.1 million and $0.03 million, respectively. The total loss (gain) relating to Hedging Instruments reclassified to earnings during the six months ended August 4, 2018 and July 29, 2017 were $0.3 million and $8,000, respectively.

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

As required by Securities Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation required by Securities Exchange Act Rule 13a-15(b), our Chief Executive Officer and our Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of August 4, 2018, in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended August 4, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Purchased under the Plans or Programs
May 6, 2018 to June 2, 2018	812	$27.17	—	$8,278,199
June 3, 2018 to July 7, 2018	243	$27.02	—	$8,278,199
July 8, 2018 to August 4, 2018	189	$28.74	—	$8,278,199

(1)	Represents shares withheld to pay statutory income taxes resulting from vesting of restricted shares.

Item 6.	Exhibits

Index to Exhibits

Exhibit Number	Exhibit Description	Where Filed

2.1	Agreement & Plan of Merger by and among Feldenkreis Holdings LLC, GF Merger Sub, Inc. and Perry Ellis International, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 20, 2018, and incorporated herein by reference.

2.2	Limited Guarantee made by George Feldenkreis in favor of Perry Ellis International, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 20, 2018, and incorporated herein by reference.

2.3	Pledge and Security Agreement by and among Perry Ellis International, Inc. and George Feldenkreis	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 20, 2018, and incorporated herein by reference.

2.4	Voting Agreement by and among Perry Ellis International, Inc. Feldenkreis Holdings LLC, and the individual and entities listed on Annex A	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 20, 2018, and incorporated herein by reference.

3.1	Amendment to Second Amended and Restated Bylaws of Perry Ellis International, Inc.	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated April 27, 2018, and incorporated herein by reference.

10.6	Change in Control Severance Plan and Summary Plan Description (1)	Filed as an Exhibit to the Registrant’s Quarterly Report Form 10-Q for the quarterly period ended May 5, 2018 and incorporated herein by reference.

10.77	Amendment No. 1 dated May 28, 2018 to the Employment Agreement dated September 9, 2013, between Stanely Silverstein and the Registrant (1)	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to Section 1350	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to Section 1350	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perry Ellis International, Inc.

September 7, 2018	By: /S/ JORGE NARINO
Jorge Narino, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)